Form 10-Q
period 1997-03-31
FLAGSTAR BANCORP INC
filed 1997-06-06
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


Mark One
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     333-21621
                       -------------


                            FLAGSTAR BANCORP, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Michigan                                    38-3150651
----------------------------------                   -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)


2600 Telegraph Road, Bloomfield Hills, Michigan          48302-0953
-----------------------------------------------      -------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (248) 338-7700
                                                    --------------


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes       No   X  .
                                                  -----    -----

           As of June 6, 1997, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

           Condensed Unaudited Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

           Condensed Unaudited Consolidated Statements of Earnings - For the three months ended March 31, 1997 and 1996.

           Condensed Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 1997 and 1996.

           Notes to Condensed Consolidated Financial Statements.

                            FLAGSTAR BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (In thousands except share data)

                                       ASSETS                                            March 31, 1997         December 31, 1996
                                       ------                                         --------------------    ---------------------
                                                                                          (unaudited)

Cash and cash equivalents..........................................................       $    30,935              $    44,187
Loans receivable
      Mortgage loans held for sale.................................................         1,091,136                  840,767
      Loans held for investment....................................................           240,833                  273,569
      Less allowance for losses....................................................            (3,995)                  (3,500)
                                                                                          -----------              -----------
                                                                                            1,327,974                1,110,836
Federal Home Loan Bank stock.......................................................            25,500                   19,725
Other investments..................................................................               543                      887
                                                                                          -----------              -----------
           Total earning assets....................................................         1,354,017                1,131,448
Accrued interest receivable........................................................             7,146                    6,626
Repossessed assets.................................................................             9,916                   10,363
Premises and equipment.............................................................            23,854                   20,866
Mortgage servicing rights..........................................................            30,331                   30,064
Other assets.......................................................................            62,890                   53,672
                                                                                          -----------              -----------
                Total assets.......................................................       $ 1,519,099              $ 1,297,226
                                                                                          ===========              ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Liabilities
      Deposit accounts.............................................................       $   767,293              $   624,485
      Federal Home Loan Bank advances..............................................           465,614                  389,801
                                                                                          -----------              -----------
           Total interest bearing liabilities......................................         1,232,907                1,014,286
      Accrued interest payable.....................................................             3,492                    2,712
      Undisbursed payments on loans serviced for others............................            61,255                   61,445
      Escrow accounts..............................................................            72,971                   61,009
      Liability for checks issued..................................................            38,681                   39,813
      Federal income taxes payable.................................................            13,131                   22,548
      Other liabilities............................................................            13,673                   16,945
                                                                                          -----------              -----------
           Total liabilities.......................................................         1,436,110                1,218,758
Stockholders' Equity
      Common stock -- $0.01 par value, 40,000,000 shares authorized,
           11,250,000 shares issued and outstanding at March 31, 1997
           and December 31, 1996...................................................               112                      112
      Additional paid in capital...................................................             2,816                    2,816
      Retained earnings............................................................            80,061                   75,540
                                                                                          -----------              -----------
           Total stockholders' equity..............................................            82,989                   78,468
                                                                                          -----------              -----------
                Total liabilities and stockholders' equity.........................       $ 1,519,099              $ 1,297,226
                                                                                          ===========              ===========

                            FLAGSTAR BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (In thousands except share data)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ------------------------------------
                                                                                       1997                 1996
                                                                                       ----                 ----
                                                                                   (unaudited)          (unaudited)
Interest Income
Loans..........................................................................    $      25,472        $      19,111
Other..........................................................................              519                  407
                                                                                   -------------        -------------
                                                                                          25,991               19,518

Interest Expense
Deposits.......................................................................            9,736                7,399
FHLB advances..................................................................            5,213                3,987
Other..........................................................................              297                  336
                                                                                   -------------        -------------
                                                                                          15,246               11,722
                                                                                   -------------        -------------

Net interest income............................................................           10,745                7,796
Provision for losses...........................................................              662                  308
                                                                                   -------------        -------------
Net interest income after provision for losses.................................           10,083                7,488

Non-Interest Income
Loan administration............................................................            3,180                3,736
Net gain on loan sales and sales of mortgage servicing rights..................            9,192                3,505
Other fees and charges.........................................................              214                1,143
                                                                                   -------------        -------------
                                                                                          12,586                8,384
                                                                                   -------------        -------------

Non-Interest Expense
Compensation and benefits......................................................            7,235                5,165
Occupancy and equipment........................................................            3,365                2,192
General and administrative.....................................................            4,965                5,123
                                                                                   -------------        -------------
                                                                                          15,565               12,480
                                                                                   -------------        -------------

Earnings before federal income taxes...........................................            7,104                3,392
Provision for federal income taxes.............................................            2,583                1,142
                                                                                   -------------        -------------

Net Earnings...................................................................    $       4,521        $       2,250
                                                                                   =============        =============

Earnings per common share......................................................    $        0.40        $        0.20
                                                                                   =============        =============

                            FLAGSTAR BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands except share data)

                                                                                                   Three Months Ended March 31,
                                                                                                 --------------------------------
                                                                                                      1997             1996
                                                                                                      ----             ----
                                                                                                   (unaudited)      (unaudited)
Operating Activities
   Net earnings ............................................................................     $     4,521      $     2,250
   Adjustments to reconcile net earnings to net cash used in operating activities
        Provision for losses ...............................................................             662              308
        Depreciation and amortization ......................................................           3,864            3,649
        Net loss on the sale of assets .....................................................             111               12
        Net gain on loan sales and sales of mortgage servicing rights ......................          (9,192)          (3,505)
        (Benefit) provision for deferred federal income taxes ..............................            (773)           3,415
        Proceeds from sales of loans held for sale .........................................       1,245,651        2,104,439
        Originations and repurchases of loans held for sale, net of principal repayments ...      (1,497,159)      (2,272,716)
        Increase in accrued interest receivable ............................................            (520)            (873)
        Increase in other assets ...........................................................          (9,557)         (15,318)
        Increase in accrued interest payable ...............................................             780               34
        Decrease in liability for checks issued ............................................          (1,132)          (8,918)
        Decrease in federal taxes payable ..................................................          (8,644)          (2,243)
        (Decrease) increase in other liabilities ...........................................          (3,272)           1,869
                                                                                                 -----------      -----------
             Net cash used in operating activities .........................................        (274,660)        (187,597)
Investing Activities
   Maturity of other investments ...........................................................             344              418
   Originations of loans held for investment, net of principal repayments ..................          32,736           56,220
   Purchase of Federal Home Loan Bank Stock ................................................          (5,775)          (2,200)
   Proceeds from the disposition of repossessed assets .....................................           1,346             --
   Acquisitions of premises and equipment ..................................................          (4,651)          (2,635)
   Increase in mortgage servicing rights ...................................................         (13,499)         (19,762)
   Proceeds from the sale of mortgage servicing rights .....................................          20,515           17,769
                                                                                                 -----------      -----------
             Net cash provided by investing activities .....................................          31,016           49,810
Financing Activities
   Net increase in deposit accounts ........................................................         142,807           12,396
   Net increase in reverse repurchase agreements ...........................................            --              5,036
   Net increase in Federal Loan Bank advances ..............................................          75,813           96,844
   Net (disbursement) receipt of payments of loans serviced for others .....................            (190)          46,049
   Net receipt (disbursement) of escrow payments ...........................................          11,962          (27,186)
   Dividends paid to stockholders ..........................................................            --             (1,000)
                                                                                                 -----------      -----------
             Net cash provided by financing activities .....................................         230,392          132,139
                                                                                                 -----------      -----------
Net decrease in cash and cash equivalents ..................................................         (13,252)          (5,648)
Beginning cash and cash equivalents ........................................................          44,187           29,119
                                                                                                 -----------      -----------
Ending cash and cash equivalents ...........................................................     $    30,935      $    23,471
                                                                                                 ===========      ===========
Supplemental disclosure of cash flow information:
   Loans receivable transferred to repossessed assets ......................................     $       824      $     1,348
                                                                                                 ===========      ===========
   Total interest payments made on deposits and other borrowings ...........................     $    14,466      $    11,688
                                                                                                 ===========      ===========
   Federal income taxes paid ...............................................................     $    12,000      $      --
                                                                                                 ===========      ===========

                             FLAGSTAR BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business
           ------------------

           Flagstar Bancorp, Inc. is a non-diversified, unitary thrift holding company. The Company provides retail banking services in southern Michigan and mortgage lending services nationwide.

Note 2.    Basis of Presentation
           ---------------------

           The accompanying condensed consolidated financial statements of Flagstar Bancorp, Inc. (the "Company"), and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit and the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 3.    Initial Public Offering
           -----------------------

           On April 30, 1997, the Company's common stock began trading on the Nasdaq Stock Market under the symbol "FLGS" on a "when-issued" basis. On May 5, 1997, the Company sold 2,200,000 shares of its Common Stock as part of the initial public offering of 5,000,000 shares of Common Stock, including 2,800,000 shares sold by the stockholders of the Company. On May 12, 1997, the Company sold an additional 220,000 shares of its Common Stock in connection with exercise by the underwriters in the initial public offering of an option to acquire additional shares equal to not more than 10% of the shares sold in the initial public offering. The net proceeds received by the Company totaled approximately $27.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Selected Financial Ratios

                                                         Three Months Ended March 31,
                                                     ------------------------------------
                                                             1997            1996
                                                             ----            ----
                                                                 (unaudited)

Return on average assets.........................            1.28%           0.80%

Return on average equity.........................           22.85%          14.55%

Interest rate spread.............................            2.52%           2.04%

Net interest margin..............................            3.32%           3.02%

Efficiency ratio.................................            65.3%           75.1%

     Bank Regulatory Capital Ratios

                                   At March 31, 1997       At December 31, 1996
                                   -----------------       --------------------
                                   % of Assets /(1)/        % of Assets /(1)/
                                   -----------------       -------------------

Tangible capital...............           5.09%                   5.58%
Core capital...................           5.43%                   6.01%
Total risk-based capital.......          10.06%                  10.91%

-------------

/(1)/ Based on adjusted total assets for purposes of tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement.

          Comparison of Results of Operations for the Three Months Ended March 31, 1997 and 1996.

          The Company's consolidated net earnings for the three months ended March 31, 1997 were $4.5 million, an increase of $2.2 million, or 95.7%, from net earnings of $2.3 million for the three months ended March 31, 1996. This increase in net earnings was due to increases in net interest income and non-interest income, offset by an increase in non-interest expense and the provision for losses. The Company's net interest income increased $2.9 million, or 37.2%, to $10.7 million for the three months ended March 31, 1997, from $7.8 million for the three months ended March 31, 1996, reflecting continuing substantial growth in average assets combined with a significant increase in the net increase margin (from 3.02% to 3.32%). Non-interest income increased $4.2 million, or 50.0%, to $12.6 million for the three months ended March 31, 1997, from $8.4 million for the three months ended March 31, 1996. The majority of this increase in non-interest income resulted from increased net gains on loan sales and sales of mortgage servicing rights, offset by decreases in loan administration and other income. Non-interest expense increased $3.1 million, or 24.8%, to $15.6 million for the three months ended March 31, 1997, from $12.5 million for the three months ended March 31, 1996. This increase was the result of an increase in compensation and benefits of $2.1 million and an increase in other expenses of $1.0 million.

          The Company's provision for losses also increased by $354,000, or 114.9%, to $662,000 for the three months ended March 31, 1997 from $308,000 for the three months ended March 31, 1996. The increase in the provision increased the Company's allowance for losses, to $4.0 million at March 31, 1997 (or 10.62% of non-performing loans) compared to $3.5 million at December 31, 1996 (or 11.43% of non-performing loans). The increased provision reflects the higher level of non-performing loans compared to the first quarter of 1996. The Company had net charge-offs to average loans outstanding of 0.05% (annualized) in the first quarter of 1997 compared to 0.00% (annualized) during the first quarter of 1996 and 0.13% for all of 1996.

      Average Balances, Interest Rates and Yields. Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets or net interest margin" which is net interest income divided by average interest-earning assets.

      The following table sets forth certain information relating to the Company's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, if any, are included in the net loan category. Average balances are derived from daily average balances.


                                                               For the three months ended March 31,
                                       --------------------------------------------------------------------------------------------
                                                          1997                                         1996
                                       -------------------------------------------   ---------------------------------------
                                            Amount          Interest         %               Amount       Interest      %
                                       ===========================================   =======================================
Interest-earning assets:
Loans receivable, net                        $1,243,050      $25,472        8.20%            $991,716     $19,111     7.71%
FHLB stock                                       23,419          471        8.16%              18,533         367     8.03%
Other                                             3,318           48        5.91%               2,259          40     6.02%
                                       -------------------------------------------   ---------------------------------------
Total                                         1,269,787       25,991        8.19%           1,012,508      19,518     7.71%
                                                        -------------                                 ------------

Noninterest-earning assets                      126,367                                       113,461
                                       -----------------                             -----------------

Total assets                                 $1,105,744                                    $1,125,969
                                       =================                             =================

Interest-bearing liabilities:
Demand deposits                                 $61,150         $342        2.27%             $42,693        $225     2.14%
Savings deposits                                 63,798          620        3.94%              58,284         440     3.06%
Certificates of deposit                         590,293        8,774        6.03%             426,480       6,734     6.40%
FHLB advances                                   356,394        5,213        5.93%             288,151       3,987     5.61%
Other                                            19,364          297        6.22%              22,149         336     6.19%
                                       -------------------------------------------   ---------------------------------------
Total interest-bearing liabilities:             962,571       15,246        5.67%             837,757      11,722     5.67%

Noninterest-bearing liabilities                  78,294                                       226,374

                                       -----------------                             -----------------
Total liabilities:                            1,040,865                                     1,064,131

Equity                                           64,879                                        61,838
                                       -----------------                             -----------------

Total liabilities and equity                 $1,105,744                                    $1,125,969
                                       =================                             =================

Net interest-earning assets                     $16,806                                      $174,751

                                                        ------------                                  -----------
Net interest income                                          $10,745                                       $7,796
                                                        ============                                  ===========

                                                                     ------------                                ----------
Interest rate spread                                                        2.52%                                     2.04%
                                                                     ============                                ==========

Net interest margin                                                         3.32%                                     3.02%
                                                                     ============                                ==========

Ratio of average interest earning
assets to interest bearing
liabilities                                                                  116%                                      121%
                                                                     ============                                ==========


Liquidity and Capital Resources

      Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB (the "Bank"). The Company's primary source of liquidity is dividends paid by the Bank. Management of the Company believes that dividends that may be paid by the Bank to the Company following the Offering will provide sufficient funds for its operations and liquidity needs; however, no assurance can be given that the Company will not have a need for additional funds in the future. Further, the Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

      The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 8.90% for the month ended March 31, 1997.

      A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from net interest income, mortgage loan servicing fees, loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations. Mortgage loans sold during the three months ended March 31, 1997 totaled $1.2 billion, a decrease of $900.0 million, or 42.9% from $2.1 billion sold during the same period in 1996. This decrease in mortgage loan sales was attributable to the 31.8% decrease in mortgage loan originations and the $250.3 million increase in the amount of mortgage loans available for sale. The Company sold 83.2% and 93.7% of its mortgage loan originations during the three month periods ended March 31, 1997 and 1996, respectively.

      The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds unless a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for 90-day terms with no prepayment penalty, of which $465.6 million was outstanding at March 31, 1997. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $650 million. This line is collateralized by non-delinquent mortgage loans. To the extent the amount of retail deposits or customer escrow accounts can be increased, the Company expects that they will eventually replace FHLB advances as a funding source.

      At March 31, 1997, the Company had outstanding rate-lock commitments to lend $655.7 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $10.5 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of March 31, 1997, the Company had outstanding commitments to sell $580.3 million of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $ 112.7 million at March 31, 1997. Such commitments include $105.0 million in warehouse lines of credit to various mortgage companies, of which $30.8 million was drawn upon as of March 31, 1997.

      Capital Resources. At March 31, 1997, the Bank exceeded all applicable regulatory minimum capital requirements.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. Management currently is not aware of any material legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)       Exhibits

                     Exhibit 27 Financial Data Schedule(for SEC use only)

           (b)       Reports on Form 8-K

                     None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FLAGSTAR BANCORP, INC.



Date:   June 6,  1997                         /s/ Thomas J. Hammond
                                              --------------------------------
                                              Thomas J. Hammond
                                              Chairman of the Board and
                                                Chief Executive Officer
                                              (Duly Authorized Officer)




                                              /s/ Michael W. Carrie
                                              --------------------------------
                                              Michael W. Carrie
                                              Executive Vice President and
                                                Chief Financial Officer
                                              (Principal Financial and
                                                Accounting Officer)