Form 10-Q
period 1997-06-30
FLAGSTAR BANCORP INC
filed 1997-08-14
CIK 1033012

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1997

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:      333-21621
                     -----------------


                            FLAGSTAR BANCORP, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Michigan                                               38-3150651
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


2600 Telegraph Road, Bloomfield Hills, Michigan                  48302-0953
-----------------------------------------------                --------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (248) 338-7700
                                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes  X   No      .
                                                 -----    -----
     As of August 13, 1997, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                         PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

            Condensed Unaudited Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

            Condensed Unaudited Consolidated Statements of Earnings - For the three and six months ended June 30, 1997 and 1996.

            Condensed Unaudited Consolidated Statements of Cash Flows - For the six months ended June 30, 1997 and 1996.

            Notes to Condensed Consolidated Financial Statements.

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In thousands except per share data)

                                              ASSETS                                 June 30, 1997          December 31, 1996
                                              ------                              ------------------      ---------------------
                                                                                      (unaudited)
Cash and cash equivalents.......................................................    $      18,272           $        44,187
Loans receivable
      Mortgage loans held for sale..............................................        1,028,569                   840,767
      Loans held for investment.................................................          394,563                   273,569
      Less allowance for losses.................................................          (4,500)                    (3,500)
                                                                                  --------------          -----------------
                                                                                       1,418,632                  1,110,836
Federal Home Loan Bank stock....................................................          30,225                     19,725
Other investments...............................................................             542                        887
                                                                                  --------------          -----------------
            Total earning assets................................................       1,449,399                  1,131,448
Accrued interest receivable.....................................................           8,355                      6,626
Repossessed assets..............................................................          12,450                     10,363
Premises and equipment..........................................................          21,389                     20,866
Mortgage servicing rights.......................................................          40,039                     30,064
Other assets                                                                              46,385                     53,672
                                                                                  --------------          -----------------
                  Total assets..................................................   $   1,596,289           $      1,297,226
                                                                                  ===============         =================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Liabilities
      Deposit accounts..........................................................    $     904,310          $        624,485
      Federal Home Loan Bank advances...........................................          417,133                   389,801
                                                                                  ---------------         -----------------
            Total interest bearing liabilities..................................        1,321,443                 1,014,286
      Accrued interest payable..................................................            6,117                     2,712
      Undisbursed payments on loans serviced for others.........................           23,560                    61,445
      Escrow accounts...........................................................           62,596                    61,009
      Liability for checks issued...............................................           37,727                    39,813
      Federal income taxes payable..............................................           16,097                    22,548
      Other liabilities.........................................................           13,390                    16,945
                                                                                  ---------------         -----------------
            Total liabilities...................................................        1,480,929                 1,218,758
Stockholders' Equity
      Commonstock -- $0.01 par value, 40,000,000 shares authorized, 13,670,000 shares issued and outstanding at June 30, 1997
            and 11,250,000 at December 31, 1996.................................              137                       112
      Additional paid in capital................................................           30,021                     2,816
      Retained earnings.........................................................           85,202                    75,540
                                                                                  ---------------         -----------------
            Total stockholders' equity..........................................          115,360                    78,468
                                                                                  ---------------         -----------------
                  Total liabilities and stockholders' equity.................... $      1,596,289        $        1,297,226
                                                                                 ================        ==================

                             FLAGSTAR BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (In thousands except per share data)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                         June 30,
                                                                ------------------------------  --------------------------------
                                                                     1997             1996           1997              1996
                                                                     ----             ----           ----              ----
                                                                          (unaudited)                     (unaudited)
Interest Income
Loans...........................................................$    27,548     $    19,186       $    53,021     $    38,191
Other...........................................................        537             417             1,057             824
                                                                -----------     -----------       -----------     -----------
                                                                     28,085          19,603            54,078          39,015

Interest Expense
Deposits........................................................     11,599           7,249            21,336          14,649
FHLB advances...................................................      6,441           4,239            11,654           8,226
Other...........................................................        298             331               595             668
                                                                -----------     -----------       -----------     -----------
                                                                     18,338          11,819            33,585          23,543
                                                                -----------     -----------       -----------     -----------

Net interest income.............................................      9,747           7,784            20,493          15,472
Provision for losses............................................      1,676             345             2,314             652
                                                                -----------     -----------       -----------     -----------
Net interest income after provision for losses..................      8,071           7,439            18,179          14,820

Non-Interest Income
Loan administration.............................................      1,791           4,053             4,439           7,837
Net gain on loan sales..........................................      3,669           3,324             3,546           3,746
Net gain on sales of mortgage servicing rights..................      9,167          15,319            18,482          18,394
Other fees and charges..........................................      1,249           1,239             1,995           3,146
                                                                -----------     -----------       -----------     -----------
                                                                     15,875          23,935            28,462          33,123
                                                                -----------     -----------       -----------     -----------

Non-Interest Expense
Compensation and benefits.......................................      6,847           7,415            14,081          13,551
Occupancy and equipment.........................................      3,113           2,727             6,477           5,327
General and administrative......................................      5,873           3,939            10,864           8,368
                                                                -----------     -----------       -----------     -----------
                                                                     15,833          14,081            31,422          27,246
                                                                -----------     -----------       -----------     -----------

Earnings before federal income taxes............................      8,113          17,293            15,219          20,697
Provision for federal income taxes..............................      2,973           6,231             5,557           7,378
                                                                -----------     -----------       -----------     -----------

Net Earnings....................................................$     5,141     $    11,062       $     9,662     $    13,319
                                                                ===========     ===========       ===========     ===========

Earnings per common share.......................................$      0.40     $      0.99       $      0.80     $      1.19
                                                                ===========     ===========       ===========     ===========

                             FLAGSTAR BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands except share data)


                                                                              Six Months Ended June 30,
                                                                      ----------------------------------------
                                                                              1997                  1996
                                                                              ----                  ----
                                                                                      (unaudited)
Operating Activities
   Net earnings......................................................  $         9,662       $        13,319
    Adjustments to reconcile net earnings to net
   cash used in operating activities
         Provision for losses........................................            2,314                   652
         Depreciation and amortization...............................            7,839                 7,558
         Net (gain) loss on the sale of assets.......................             (633)                   11
            Net gain on loan sales...................................           (3,546)               (3,746)
         Net gain on sales of mortgage servicing rights..............          (15,518)              (18,394)
            (Benefit) provision for deferred federal
             income taxes............................................             (773)                3,415
         Proceeds from sales of loans held for sale..................        2,700,741             3,908,589
            Originations and repurchases of loans held for
               sale, net of principal repayments.....................       (2,903,477)           (4,083,031)
         Increase in accrued interest receivable.....................           (1,729)                 (210)
         Decrease in other assets....................................            6,123                   227
         Increase in accrued interest payable........................            3,405                   184
         Decrease in liability for checks issued.....................           (2,086)              (17,413)
         (Decrease) increase in federal taxes payable................           (5,679)                1,758
         Decrease in other liabilities ..............................           (3,555)               (4,413)
                                                                       ---------------       ---------------
               Net cash used in operating activities.................         (209,876)             (191,494)
Investing Activities
   Maturity of other investments.....................................              345                   406

    Purchase of other investments....................................                -                  (500)
    Originations of loans held for investment,
          net of principal repayments................................         (108,425)              140,666
   Purchase of Federal Home Loan Bank Stock..........................          (10,500)               (2,700)
   Proceeds from the disposition of repossessed assets...............            2,802                    52

   Acquisitions of premises and equipment............................           (6,034)               (4,955)
   Proceeds from the disposition of premises and
           equipment.................................................            2,733                     -
   Proceeds from the disposition of real estate held
           for investment............................................              735                     -
   Increase in mortgage servicing rights.............................          (31,841)              (36,669)
   Proceeds from the sale of mortgage servicing rights...............           36,058                39,502
                                                                       ---------------       ---------------
         Net cash (used) provided by investing activities............         (114,127)              135,802
Financing Activities
   Net increase in deposit accounts..................................          279,824                 6,202
   Net increase in Federal Loan Bank advances........................           27,332                55,970
   Net increase in escrow accounts...................................            1,587                14,672
    Net (disbursement) receipt of payments
    of loans serviced for others.....................................          (37,885)               (8,596)
   Net proceeds from the issuance of common stock....................           27,230                  -
   Dividends paid to stockholders....................................                -                (1,000)
                                                                       ---------------       ---------------
            Net cash provided by financing activities................          298,088                67,248
                                                                       ---------------       ---------------
   Net increase (decrease) in cash and cash equivalents..............          (25,917)               11,556
   Beginning cash and cash equivalents...............................           44,187                29,119
                                                                       ---------------       ---------------
Ending cash and cash equivalents.....................................  $        18,272       $        40,675
                                                                       ===============       ===============
Supplemental disclosure of cash flow information:
   Loans receivable transferred to repossessed assets................  $         4,601       $         2,455
                                                                       ===============       ===============
    Total interest payments made on deposits
   and other borrowings..............................................  $        30,179       $        23,358
                                                                       ===============       ===============
   Federal income taxes paid.........................................  $        12,000       $         2,300
                                                                       ===============       ===============

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

Note 2.           Basis of Presentation
                  ---------------------

                  The accompanying condensed consolidated financial statements of Flagstar Bancorp, Inc. (the "Company"), and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Note 3.           Initial Public Offering
                  -----------------------

                  On April 30, 1997, the Company's common stock began trading on the Nasdaq Stock Market under the symbol "FLGS" on a "when-issued" basis. On May 5, 1997, the Company sold 2,200,000 shares of its Common Stock as part of the initial public offering of 5,000,000 shares of Common Stock, including 2,800,000 shares sold by the stockholders of the Company. On May 12, 1997, the Company sold an additional 220,000 shares of its Common Stock in connection with the exercise, by the underwriters in the initial public offering, of an option to acquire additional shares equal to not more than 10% of the shares sold in the initial public offering. The net proceeds received by the Company totaled approximately $27.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Selected Financial Ratios



                                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                          ---------------------------           -------------------------
                                                          1997                   1996           1997                 1996
                                                          ----                   ----           ----                 ----
                                                                  (unaudited)                          (unaudited)
Return on average assets...........................       1.30%                  3.86%          1.30%                 2.42%

Return on average equity...........................      20.55%                 66.88%         21.55%                42.59%

Interest rate spread...............................       2.35%                  1.99%          2.46%                 1.96%

Net interest margin................................       2.81%                  3.06%          3.08%                 3.07%

Efficiency ratio...................................      60.53%                 43.38%         63.53%                55.40%



         Bank Regulatory Capital Ratios

                                                                     At June 30, 1997                   At December 31, 1996
                                                                     ----------------                   --------------------
                                                                        % of Assets                          % of Assets
                                                                        -----------                          -----------
Equity-to-assets ratio................................                        7.23%                                6.05%
Tangible capital (1)..................................                        6.89%                                5.58%
Core capital (1)......................................                        7.19%                                6.01%
Total risk-based capital (1)..........................                       13.46%                               10.91%

(1) Based on adjusted total assets for purposes of tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement. These ratios are applicable to Flagstar Bank only.

Results of Operations

       Net Earnings

       Three months ended June 30, 1997 compared to the three months ended June 30, 1996

Net earnings for the 1997 period were $5.1 million ($.40 per share), a 54.1% decrease from the $11.1 million ($.99 per share) reported in 1996. The decrease resulted from an $8.0 million decrease in non-interest income, a $1.7 million increase in non interest expense, and a $1.4 million increase in the provision for losses, offset in part by a $1.9 million increase in net interest income.

       Six months ended June 30, 1997 compared to the six months ended June 30, 1996

Net earnings decreased by 27.1% to $9.7 million ($.80 per share) in 1997 from $13.3 million ($1.19 per share) in the same period in 1996. These decreased earnings were a result of a $4.6 million reduction in non-interest income, a $1.6 million increase in the provision for losses, and an increase in non-interest expenses of $4.2 million, which offset the $5.0 million increase in net interest income.

       Net Interest Income

       Three months ended June 30, 1997 versus the three months ended June 30, 1996.

Net interest income increased $1.9 million, or 24.4%, to $9.7 million for the 1997 period, from $7.8 million for the 1996 period. This increase was due primarily to a $257.3 million increase in average interest-earning assets between the comparable periods, offset by a $124.8 million increase in interest-bearing liabilities necessary to fund such growth. At the same time, the Company's interest rate spread increased from 2.04% for the 1996 period to 2.35% for the 1997 period. The increased spread, offset by a $67.7 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net yield on interest-earning assets of .21% to 2.81% for the 1997 period from 3.02% for the 1996 period.

       Six months ended June 30, 1997 versus the six months ended June 30, 1996.

Net interest income for the period ended June 30, 1997 increased $5.0 million, or 32.3%, to $20.5 million as compared to $15.5 million for the period ended June 30, 1996. This increase was caused primarily by a $322.7 million increase in average interest-earning assets between the comparable periods. Average interest-earning assets increased to $1.3 billion for the six months ended June 30, 1997 from $1.0 billion for the six months ended June 30, 1996. At the same time, the Company's interest rate spread increased from 1.96% in the 1996 period to 2.46% in the 1997 period. Its net interest margin increased from 3.07% in the 1996 period to 3.08% in the 1997 period.

As a result of the asset growth experienced by the Company, the ratio of average interest-earning assets to average interest-bearing liabilities decreased to 111% for the period ended June 30, 1997, as compared to 123% for the period ended June 30, 1996. This decrease occurred as a result of the Company funding the asset growth with interest-bearing liabilities. The Company's interest rate spread was also positively affected by an increase in the spread between short-term funding liabilities and longer-term assets.

       Average Balances, Interest Rates and Yields.

Net interest income is affected by (i) the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and (ii) the relative amounts of interest-bearing liabilities and interest-earning assets. When the total of interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or " net interest margin" which is net interest income divided by average interest-earning assets.

The following tables set forth certain information relating to the Company's consolidated average interest-earning assets and interest-bearing liabilities and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. During the periods indicated, non-accruing loans, are included in the net loan category. Average balances are derived from daily averages as well as month-end averages, wherever available. Management does not believe that the use of month-end average balances instead of average daily balances has caused any material difference in the information presented.

                                                                  For the three months ended June 30,
                                           -----------------------------------------------------------------------------------
                                                             1997                                      1996
                                           ---------------------------------------  ------------------------------------------
                                               Amount       Interest           %         Amount         Interest          %
                                           =======================================  ==========================================
Interest-earning assets:
Loans receivable, net                         $1,363,413     $27,549         8.08%      $995,115          $19,117       7.71%
FHLB stock                                        26,263         514         7.85%        18,533              367       8.03%
Other                                              1,563          23         5.89%         2,259               34       6.02%
                                           --------------------------               ------------------------------
Total                                          1,269,787      25,991         8.08%     1,012,508           19,518       7.71%

Non interest-earning assets                      194,157                                 126,367
                                           --------------                           -------------
Total assets                                  $1,585,396                              $1,125,969
                                           ==============                           =============

Interest-bearing liabilities:
Demand deposits                                  $60,187        $342         2.27%       $42,693             $225       2.14%
Savings deposits                                  71,754         798         3.94%        58,284              440       3.06%
Certificates of deposit                          699,058      10,460         6.03%       426,480            6,732       6.40%
FHLB advances                                    433,646       6,441         5.93%       288,151            3,987       5.61%
Other                                             19,538         298         6.22%        22,149              338       6.19%
                                           --------------------------               ------------------------------
Total interest-bearing liabilities:              962,571      15,246         5.67%       837,757           11,722       5.67%

Non interest-bearing liabilities                 201,135                                 226,374

                                           --------------                           -------------
Total liabilities:                             1,284,183                               1,064,131

Equity                                           100,078                                  61,838
                                           --------------                           -------------

Total liabilities and equity                  $1,585,396                              $1,125,969
                                           ==============                           =============

Net interest-earning assets                     $107,056                                $174,751

                                                         ============                            =================
Net interest income                                           $9,747                                       $7,796
                                                         ============                            =================

                                                                     ==============                               ============
Interest rate spread                                                         2.35%                                      2.04%
                                                                     ==============                               ============
Net interest margin                                                          2.81%                                      3.02%
                                                                     ==============                               ============
Ratio of average interest earning
assets to interest bearing
liabilities                                                                   108%                                       121%
                                                                     ==============                               ============

                                                                     For the six months ended June 30,
                                          ----------------------------------------------------------------------------------
                                                          1997                                         1996
                                          ------------------------------------------ ---------------------------------------
                                          Amount          Interest          %          Amount          Interest          %
                                          ========================================== =======================================
Interest-earning assets:
Loans receivable, net                    $1,303,564        $53,021         8.13%      $988,083          $38,191       7.73%
FHLB stock                                   25,957            985         7.65%        18,982              753       8.00%
Other                                         2,461             72         5.90%         2,259               71       6.34%
                                         -------------------------                ------------------------------
Total                                     1,331,982         54,078         8.12%     1,009,324           39,015       7.73%

Non interest-earning assets                 158,200                                     91,833
                                         ----------                               ------------

Total assets                             $1,490,182                                 $1,101,157
                                         ==========                               ============

Interest-bearing liabilities:
Demand deposits                             $65,715           $684         2.10%       $37,552             $382       2.05%
Savings deposits                             67,764          1,418         4.22%        61,704            1,032       3.37%
Certificates of deposit                     648,119         19,234         5.98%       432,109           13,234       6.18%
FHLB advances                               395,028         11,654         5.95%       269,743            8,226       6.15%
Other                                        19,451            595         6.17%        22,149              668       6.08%
                                         -------------------------                ------------------------------
Total interest-bearing liabilities:       1,196,077         33,585         5.66%       823,257           23,542       5.77%

Non interest-bearing liabilities            204,430                                    215,354
                                         ----------                               ------------
Total liabilities:                        1,400,507                                  1,038,611

Equity                                       89,675                                     62,546
                                         ----------                               ------------

Total liabilities and equity             $1,490,182                                 $1,101,157
                                         ==========                               ============

Net interest-earning assets                $135,905                                   $186,067
                                         ==========                               ============
Net interest income                                        $20,493                                     $15,473
                                                        ==========                                  ==========

                                                                          ==========                               =========
Interest rate spread                                                          2.46%                                   1.96%
                                                                          ==========                               =========

Net interest margin                                                           3.08%                                   3.07%
                                                                          ==========                               =========
Ratio of average interest earning
assets to interest bearing
liabilities                                                                    111%                                    123%
                                                                          ==========                               =========

     Rate/Volume Analysis

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes bin yields and rates. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                                                               For The Period Ended June 30,
                                                                   Three Months                               Six Months
                                                                  1997 vs. 1996                             1997 vs. 1996
                                                           Rate       Volume        Net           Rate         Volume       Net
                                                        ---------------------------------------  ---------------------------------
                                                                                          (In thousands)
                                                                                          --------------
Interest Income:
       Loans receivable, net............................   $2,524     $5,839       $8,363        $ 2,636       $12,194    $14,830
       FHLB stock.......................................        30        97          127            (45)          277        232
       Other............................................         3       (11)          (8)            (5)            6          1
                                                        ------------------------------------  --------------------------------------
              Total.....................................     2,558     5,924        8,482          2,586        12,477     15,063

Interest Expense:
       Demand deposits..................................       64         (7)          57             16           286        302
       Savings deposits.................................      919       (286)         633            287            99        386
       Certificates of deposit..........................     (337)     3,998        3,661           (621)        6,621      6,000
       FHLB advances....................................     (753)     2,954        2,201           (396)        3,824      3,428
       Other............................................       12        (45)         (33)             8           (81)       (73)
                                                        ------------------------------------  --------------------------------------
              Total.....................................      (96)     6,615        6,519           (706)       10,749     10,043
                                                        ====================================  ======================================
       Net change in net interest income................   $2,654      $(691)      $1,963          $3,291       $1,729    $ 5,020
                                                        ====================================  ======================================


     Provision for Losses

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

The provision for losses increased to $1.7 million in the 1997 period from $345,000 in same period in 1996. The increase in the provision reflects the increase in the level of non-performing loans to $42.0 million at June 30, 1997, from $37.6 million at March 31, 1997, an increase of approximately $4.4 million, or 11.7%, and the increase in the level of net charge-offs to 0.36% (annualized) of average loans outstanding in the 1997 period from 0.00% in the 1996 period. Single family residential mortgage loans represented approximately 94% of non-performing loans at June 30, 1997 compared to 90% at March 31, 1997.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996

The provision for losses increased to $2.3 million for the 1997 period from $652,000 for the same period in 1996. The Company's determination of its provision for losses reflects its consideration of the potential loss that may arise from loans in its portfolio or which it services for others. The increase in the provision reflected the increase in the level of non-performing loans to $42.0 million at June 30, 1997, from $30.6 million at December 31, 1996, an increase of approximately $11.4 million, or 37.3%, and the increase in the level of net charge-offs to 0.20% (annualized) of average loans outstanding in the 1997 period from 0.00% in the 1996 period. Single family residential mortgage loans represented approximately $39.6 million, or 94%, of non-performing loans at June 30, 1997 compared to 88% at December 31, 1996. See Allowance for Losses.

     Non-Interest Income

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

During 1997, non-interest income decreased $8.0 million, or 33.5%, to $15.9 million from $23.9 million. The majority of this decrease was attributable to a decrease in loan administration fees and net gains on sales of mortgage servicing rights.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996


Non-interest income decreased $4.6 million, or 13.9%, to $28.5 million in the 1997 period, from $33.1 million for the 1996 period. The majority of this decrease resulted from decreased loan administration and other fees and charges during the 1997 period.

     Loan Administration

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

Loan administration fee income decreased $2.3 million, or 56.1%, to $1.8 million for the 1997 period, from $4.1 million for the 1996 period. This decrease resulted primarily from a decrease in mortgage loans serviced for others caused by the sales of mortgage servicing rights completed in the fourth quarter of 1996 and the first quarter of 1997. At June 30, 1997, the unpaid principal balance of loans serviced for others was $4.0 billion versus $6.7 billion at June 30, 1996. At June 30, 1997 and 1996, the weighted average servicing fee on loans serviced for others was 0.283% (i.e., 28.3 basis points) and 0.284%, respectively.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996

Loan administration fee income decreased $3.4 million, or 43.6%, to $4.4 million for the 1997 period, from $7.8 million for the 1996 period. This decrease also was the result of a decrease in the amount of mortgage loans serviced for others.

     Net Gain on Loan Sales

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

For the 1997 period, net gain on loan sales increased $345,000, to $3.7 million, from $3.3 million in the 1996 period. Although, the 1997 period reflects the sale of $1.5 billion in loans versus $1.8 billion sold in the 1996 period, the interest rate environment in the 1996 period was more volatile, which created more mismatches in the Company's hedging and resulted in the recognition of a smaller gain. In contrast, the interest rate environment in the 1997 period was more stable.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996

For the 1997 period, net gain on loan sales reported was $18.5 million versus $18.4 million in the 1996 period. The 1997 period contained the sale of $2.7 billion in loans versus $3.9 billion sold in the 1996 period. The Company's ability to recognize more gain in 1997 despite the reduced sale volume is reflective of the more stable interest rate environment in 1997 and the Company's effective hedging.

     Net Gain on Sales of Mortgage Servicing Rights

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

For the period ended June 30, 1997, net gain on sales of mortgage servicing rights decreased $6.1 million, or 39.9%, to $9.2 million, from $15.3 million for same period in 1996. The gain on sale of mortgage servicing rights decreased due to, a $600 million, or 40.0%, decrease in the underlying principal balance of the mortgage servicing rights sold, from $1.5 billion in June 1996 to $922 million in June 1997.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996

For the 1997 period, net gain on sales of mortgage servicing rights were reported at $18.5 million versus $18.4 million in the 1996 period. The 1997 period contained the sale of $2.3 billion in bulk sales and $400 million in loans sold servicing released (i.e., a total of $2.7 billion) versus the $2.8 billion sold in bulk sales and $516 million in loans sold servicing released (i.e., a total of $3.3 billion) in the 1996 period.

     Other Fees and Charges

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

In the 1997 period, other fees and charges, which includes certain loan fees and charges, deposit-related fees and escrow waiver fees, remained unchanged from the 1996 period at $1.2 million.

     Six months ended June 30, 1997 versus the six months ended June 30, 1996

Other fees and charges decreased $1.1 million, or 35.5%, to $2.0 million for the 1997 period from $3.1 million for same period in 1996. This decrease was attributable to the 22.5% decrease in loan production completed during the comparable periods.

     Non-Interest Expense

The following table sets forth components of the Company's non-interest expense, prior to allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized and amortized rather than immediately expensed. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings net of the portion that must be capitalized under SFAS No. 91. However, management believes that the analysis of non-interest expense on a "gross" basis (i.e., prior to the deferral of capitalized loan origination costs) more clearly reflects the changes in total overhead costs associated with increased loan production.

                                                                         For the period ended June 30,
                                                                  Three months                     Six months
                                                              1997           1996              1997          1996
                                                              ----           ----              ----          ----
                                                                                  (In thousands)
                                                                                  --------------
Compensation and benefits................................... $ 10,725      $ 10,639          $ 21,584       $ 20,164
Commissions.................................................    3,226         2,952             5,907          6,561
Occupancy and equipment.....................................    3,113         3,126             6,477          5,327
Advertising.................................................      431           175               833            444
Core deposit premium amortization...........................      323           323               645            645
Federal deposit insurance premiums..........................      115           456               176            860
General and administrative..................................    6,690         4,699            12,424          9,254
                                                                ------        ------           -------         -----
              Subtotal......................................   24,623        22,370            48,046         43,255
Less: deferral of capitalized loan origination costs........   (8,766)       (6,931)          (16,624)       (16,009)
                                                               -------       -------          --------       --------
              Total......................................... $ 15,857      $ 15,439          $ 31,422       $ 27,246
                                                             ========      ========          ========       ========

     Three months ended June 30, 1997 versus the three months ended June 30,
1996

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $2.2 million, or 9.8%, to $24.6 million for the 1997 period from $22.4 million for the 1996 period. The largest change occurred in the amount of general and administrative expenses reported. The increase totaled $2.0 million, and represented increased contract underwriting costs which were offset in part by increased underwriting fees received and reported under other income.

       Six months ended June 30, 1997 versus the six months ended June 30, 1996

Non-interest expense, before the capitalization of direct loan origination costs, increased $4.7 million, or 10.9%, to $48.0 million from $43.3 million for the same period in 1996. This increase was primarily a result of increased compensation and benefits of $1.4 million, increased general and administrative expenses of $3.1 million, and increased occupancy and equipment costs of $1.2 million, offset by decreases in commissions on loan originations and deposit insurance premiums.

Compensation and benefits totaled $21.6 million, and $20.2 million for the 1997 and 1996 periods, respectively. This increase was primarily a result of an increase in the average number of full-time equivalent employees.

Increased general and administrative expenses and occupancy and equipment expenses for 1997 were attributable to an increase in the number of bank branches from 13 in 1996 to 19 at June 30, 1997 and regional correspondent centers from 10 in 1996 to 13 in 1997. Additionally, increased contract underwriting costs which were offset in part by increased underwriting fees received and reported under other income.


Financial Condition

       Assets

The Company's assets totaled $1.596 billion at June 30, 1997, an increase of approximately $299 million, or 23.1%, as compared to $1.297 billion at December 31, 1996. This increase was primarily due to increases in mortgage loans held for sale, loans held for investment, Federal Home Loan Bank stock, mortgage servicing rights, offset in part by decreases in cash and cash equivalents and other assets.

       Loans Receivable

Mortgage loans available for sale and loans held for investment increased, $307.8 million from $1.114 billion at December 31, 1996 to $1.424 billion at June 30, 1997. Mortgage loans available for sale increased $187.8 million, or 22.3%, to $1.029 billion at June 30, 1997, from $840.8 million at December 31, 1996. Loans held for investment increased $121.0 million, or 44.2%, from $273.6 million at December 31, 1996 to $394.6 million at June 30, 1997. Loans held for investment include loans originated for the Company's own portfolio through both the retail banking operation and the wholesale mortgage banking operation and loans with characteristics that do not conform to underwriting standards for sale as conforming loans in the secondary market.

       Allowance for Losses

The allowance for losses totaled $4.5 million at June 30, 1997, an increase of $1.0 million, or 28.6%, from $3.5 million at December 31, 1996. The allowance for losses as a percentage of non-performing loans was 10.70% and 11.43% at June 30, 1997 and December 31, 1996, respectively. The Company's non-performing loans totaled $42.0 million and $30.6 million at June 30, 1997 and December 31, 1996, respectively. The allowance for losses as a percentage of total loans, was .32% and .31% at June 30, 1997and December 31, 1996, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions. Management also considered the increasing size of the loan portfolio and the likelihood that the Company would be required to repurchase additional loans from secondary market investors over the next year at levels above the Company's historical experience, as discussed below.

The increase in non-performing loans at June 30, 1997 from the amount at December 31, 1996 resulted primarily from the repurchase of $38.5 million in mortgage loans from secondary market investors during the first six months of 1997. Approximately $13.7 million of the loans repurchased in 1997 were non-performing and $2.7 million went directly to a real estate owned status when repurchased. Loan repurchases are an ongoing part of the Company's operations since all loans sold in the secondary market are generally subject to detailed underwriting reviews by the ultimate purchaser. Although the Company generally does not sell loans with recourse, it typically is required to repurchase loans, including defaulted and delinquent loans, which were not underwritten in strict compliance with the underwriting standards of secondary market investors. As the volume of the Company's new loan production has increased substantially over the past several years, the aggregate amount of loan delinquencies and foreclosures has also increased, thereby increasing the number of loans potentially subject to repurchase.

The Company believes that its risk of loss arising from its non-performing loans, including loans acquired through repurchase from individual investors after initial sale in the secondary market, has not materially increased as a result of either the increase in repurchased loans or the overall increase in non-performing loans. In most cases the repurchased loans were required to be repurchased for reasons (such as failure to meet all of the secondary market investor's criteria for mortgagor eligibility or failure to meet the investor's program eligibility requirements) that do not significantly affect the ultimate collectibility of such loans or significantly increase the Company's exposure to losses. A portion of the repurchased loans are eligible for resale in the secondary market to other investors, and the Company does not believe that the remaining repurchased loans which are currently non-performing or which have been foreclosed present any risks of ultimate loss that are significantly different than the Company has historically experienced. Of the Company's $42.0 million of non-performing loans at June 30, 1997, $39.6 million, or 94.3%, were single family residential mortgage loans, which generally represent minimal risk of ultimate loss because of the nature of the collateral securing the loans, the presence of private mortgage insurance for loans with over-80% LTV ratios and the presence of insurance or guarantees on certain loans from the FHA or VA. At June 30, 1997, approximately $6.3 million of such loans were the subject of bankruptcy proceedings by the mortgagor; however, it has been the Company's experience that such proceedings usually result in full repayment to the Company and present minimal risk of loss because the imposition of judicial scrutiny and related enforcement powers supersede the less comprehensive collection methods normally available to the Company.

       FHLB Stock

Holdings of FHLB stock increased from $19.7 million at December 31, 1996 to $30.2 million at June 30, 1997 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

       Mortgage Servicing Rights

Mortgage servicing rights totaled $40.0 million at June 30, 1997, an increase of $9.9 million, or 32.9%, from $30.1 million at December 31, 1996. For the six months ended June 30, 1997, $2.3 billion of loans underlying mortgage servicing rights were originated and purchased, and $2.5 billion were sold, prepaid, or amortized resulting in a net decrease of $765.2 million. However, because sales of servicing rights completed in 1997contained a larger percentage of underlying loans which were acquired during earlier periods, the mortgage servicing portfolio at June 30, 1997 contained a greater percentage of recently originated and capitalized servicing rights than at December 31, 1996.

       Other Assets

Other assets decreased $7.3 million, or 13.6%, to $46.4 million at June 30, 1997, from $53.7 million at December 31, 1996. The majority of this decrease was attributable to the collection of receivables recorded in conjunction with the sales of mortgage servicing rights completed during 1996. Upon a sale of mortgage servicing rights, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. In connection with the sale of mortgage servicing rights, the Company had receivables of $30.8 million at June 30, 1997. The balance due is paid upon transfer by the Company of the related mortgage loan servicing documents, usually within 180 days after the initial closing.

       Liabilities

The Company's total liabilities increased $262.1 million, or 21.5%, to $1.481 billion at June 30, 1997, from $1.219 billion at December 31, 1996. This increase was primarily attributable to an increase in the Company's deposit accounts, Federal Home Loan Bank advances, offset in part by a decrease in the amount of undisbursed payments on loans serviced for others and the amount of federal income taxes payable.

       Deposit accounts

Deposit accounts increased $279.8 million, or 44.8%, to $904.3 million at June 30, 1997, from $624.5 million at December 31, 1996. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches has increased from 15 at December 31, 1996 to 19 at June 30, 1997. At June 30, 1997, the Company's certificates of deposit totaled $773.2 million, with an average balance of $20,833 and a weighted average cost of 6.06%. Approximately $430.3 million of the certificates of deposit were brokered deposits or deposits garnered through secondary markets and carried a weighted average cost of 5.97%.

       FHLB Advances

FHLB advances increased $27.3 million, or 7.0%, to $417.1 million at June 30, 1997, from $389.8 million at December 31, 1996. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

       Undisbursed Payments

Undisbursed payments on loans serviced for others decreased $37.8 million, or 61.6%, to $23.6 million at June 30, 1997, from $61.4 million at December 31, 1996. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and decrease during a time of low payoff or refinance volume.

       Federal Income Taxes Payable

Federal income taxes payable decreased $6.4 million, or 28.4%, to $16.1 million at June 30, 1997, from $22.5 million at December 31, 1996. This decrease was primarily attributable to the timing of payments and a decrease in the current tax liability.

                         Liquidity and Capital Resources

      Liquidity

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB (the "Bank"). The Company's primary source of liquidity is dividends paid by the Bank. Management of the Company believes that dividends that may be paid by the Bank to the Company will provide sufficient funds for its operations and liquidity needs; however, no assurance can be given that the Company will not have a need for additional funds in the future. Further, the Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 6.81% for the month ended June 30, 1997.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from net interest income, mortgage loan servicing fees, loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations. Mortgage loans sold during the three months ended June 30, 1997 totaled $1.5 billion, a decrease of $346 million, or 19.2% from $1.8 billion sold during the same period in 1996. This decrease in mortgage loan sales was attributable to the 8.6% decrease in mortgage loan originations and the $187.8 million increase in the amount of mortgage loans available for sale. The Company sold 92.4% and 104.5% of its mortgage loan originations during the three month periods ended June 30, 1997 and 1996, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds unless a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for 90-day terms with no prepayment penalty. The Company had $465.6 million outstanding at June 30, 1997. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $650 million. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 1997, the Company had outstanding rate-lock commitments to lend $736.2 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $14.4 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of June 30, 1997, the Company had outstanding commitments to sell $849.0 million of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $ 116.7 million at June 30, 1997. Such commitments include $111.3 million in warehouse lines of credit to various mortgage companies, of which $33.5 million was drawn upon as of June 30, 1997.

                               Capital Resources.

At June 30, 1997, the Bank exceeded all applicable bank regulatory minimum capital requirements, the Company is not subject to any such requirements.

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

            None.

Item 3.     Defaults upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

             (a)   An annual meeting of the Company was held on April 29, 1997.
             (b) Directors elected at the annual meeting were James D. Isbister, John Kersten, Michael Kojaian, Michael W. Carrie, and Richard S. Elsea. The election of these directors became effective upon consummation of the Company's initial public offering on May 5, 1997. Directors continuing in office after the annual meeting were Thomas J. Hammond, Mark T. Hammond, Joan H. Anderson, Mary Kay McGuire, Ronald I. Nichols, Sr., James D. Coleman, Charles Bazzy, William B. Bortels, and Harry S. Ellman. Ms McGuire and Messrs. Nichols, Bazzy, Bortels, and Ellman resigned from the Board of Directors effective upon consummation of the Company's initial public offering on May 5, 1997.
             (c) The only matter considered at the annual meeting was the election of directors. James D. Isbister, John Kersten, Michael Kojaian, Michael W. Carrie, and Richard S. Elsea, as nominees for directors, each received 11,250,000 votes for, no votes against, and no votes were withheld in connection with their election to the Board of Directors. There were no abstentions or broker non-votes.

             (d)   Not applicable.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)         Exhibits

                        Exhibit 27  (SEC Use only)

            (b)         Reports on Form 8-K

                        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FLAGSTAR BANCORP, INC.



Date:  August 14, 1997              /s/ Mark T. Hammond
                                    -------------------
                                    Mark T. Hammond
                                    Vice Chairman of the Board and
                                    President
                                    (Duly Authorized Officer)




                                    /s/ Michael W. Carrie
                                    ---------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)