Form 10-Q
period 1997-09-30
FLAGSTAR BANCORP INC
filed 1997-11-13
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File No.:        0-22353
                       -----------------


                            FLAGSTAR BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              MICHIGAN                                          38-3150651
   -------------------------------                         --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                 48302-0953
 -----------------------------------------------                 ----------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                     --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days. Yes  X   No.
                                                 -----    ------

         As of November 12, 1997, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries are as follows:

         Consolidated Statements of Financial Condition - September 30, 1997 (unaudited) and December 31, 1996.

         Unaudited Consolidated Statements of Earnings - For the three and nine months ended September 30, 1997 and 1996.

         Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 1997 and 1996.

         Condensed Notes to Consolidated Financial Statements.

                                                                                       September 30,         December 31,
                                                                                           1997                  1996
                                                                                     ------------------    ------------------
                                                                                       ( unaudited )
Cash and cash equivalents.........................................................             $43,633               $44,187

Mortgage loans available for sale.................................................           1,407,055               840,767
Loans held for investment.........................................................             401,319               273,569
Less allowance for losses.........................................................              (4,950)               (3,500)
                                                                                     -----------------     -----------------
        Net loans.................................................................           1,803,424             1,110,836
                                                                                                36,925                19,725
                                                                                                   539                   887
                                                                                     -----------------     -----------------
Total earning assets..............................................................           1,840,888             1,131,448
                                                                                                12,273                 6,626
                                                                                                17,659                10,363
                                                                                                20,789                20,866
                                                                                                51,713                30,064
                                                                                                46,305                53,672
                                                                                     =================     =================
                 Total assets.....................................................          $2,033,260            $1,297,226
                                                                                     =================     =================
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

LIABILITIES
-----------

Deposit Accounts..................................................................          $1,011,594              $624,485
Federal Home Loan Bank advances...................................................             718,879               389,801
                                                                                     -----------------     -----------------
                 Total interest bearing liabilities...............................           1,730,473             1,014,286
Accrued interest payable..........................................................               8,117                 2,712
Undisbursed payments on loans serviced for others.................................              36,426                61,445
Escrow accounts...................................................................              56,055                61,009
Liability for checks issued.......................................................              49,080                39,813
Federal income taxes payable......................................................              16,615                22,548
Other liabilities.................................................................              14,945                16,945
                                                                                     -----------------     -----------------
                 Total liabilities................................................           1,911,711             1,218,758

STOCKHOLDERS' EQUITY
--------------------

Common Stock -- $0.01 par value, 40,000,000 shares authorized, 13,670,000 shares issued and outstanding at September 30, 1997 and
                11,250,000 at December 31, 1996...................................                 137                   112
Additional paid in capital........................................................              30,018                 2,816
Retained earnings.................................................................              91,394                75,540
                                                                                     -----------------     -----------------
          Total stockholders, equity..............................................             121,549                78,468
                                                                                     =================     =================
                 Total liabilities and stockholders, equity.......................          $2,033,260            $1,297,226
                                                                                     =================     =================

                             FLAGSTAR BANCORP, INC
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                                 ------------------------------    ---------------------------------
                                                                     1997             1996             1997               1996
                                                                 -------------    -------------    --------------     --------------
INTEREST INCOME
Loans........................................................          $30,008          $18,239           $83,029            $56,430
Other........................................................              703              364             1,760              1,249
                                                                 -------------    -------------    --------------     --------------
       Total.................................................           30,711           18,603            84,789             57,679

INTEREST EXPENSE
Deposits.....................................................           13,646            7,425            34,982             22,074
FHLB advances................................................            7,120            3,000            18,774             11,226
Other........................................................              246              154               841                821
                                                                 -------------    -------------    --------------     --------------
       Total.................................................           21,012           10,579            54,597             34,121

                                                                 -------------    -------------    --------------     --------------
Net interest income..........................................            9,699            8,024            30,192             23,558
Provision for losses.........................................            1,416              488             3,730              1,140
                                                                 -------------    -------------    --------------     --------------
Net interest income after provision for losses...............            8,283            7,536            26,462             22,418

NON-INTEREST INCOME
Loan administration..........................................            1,104            3,274             5,543             11,111
Net gain on loan sales.......................................            5,723              790             9,269              4,536
Net gain on sales of mortgage servicing rights...............            6,990            2,523            25,472             20,917
Other fees and charges.......................................            1,449            2,349             3,444              5,270
                                                                 -------------    -------------    --------------     --------------
       Total.................................................           15,266            8,936            43,728             41,834

NON-INTEREST EXPENSE
Compensation and benefits....................................            5,241            7,604            19,322             21,155
Occupancy and equipment......................................            3,296            3,385             9,773              8,712
General and administrative...................................            5,285            8,471            16,149             16,627
                                                                 -------------    -------------    --------------     --------------
       Total.................................................           13,822           19,460            45,244             46,494

                                                                 -------------    -------------    --------------     --------------
Earnings before federal income taxes.........................            9,727           (2,988)           24,946             17,758
Provision for federal income taxes...........................            3,533             (949)            9,090              6,418
                                                                 -------------    -------------    --------------     --------------
Net Earnings.................................................          $ 6,194          ($2,039)          $15,856            $11,340
                                                                 =============    =============    ==============     ==============

Earnings per common share....................................            $0.45           ($0.18)            $1.26              $1.01
                                                                 =============    =============    ==============     ==============


                             FLAGSTAR BANCORP, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                               -----------------------------------------
                                                                                     1997                     1996
                                                                               ----------------         ----------------
OPERATING ACTIVITIES

    Net Earnings.............................................................. $         15,856         $         11,340
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Provision for losses......................................................            3,730                    1,140
    Depreciation and amortization.............................................           12,033                   12,346
    Net gain on the sale of assets............................................             (971)                     (14)
    Net gain on loan sales....................................................           (9,269)                  (4,536)
    Net gain on sales of mortgage servicing rights............................          (25,472)                 (20,917)
    (Benefit) provision for deferred federal
        income taxes..........................................................             (773)                   3,045
    Proceeds from sales of loans held for sale................................        4,522,703                5,302,867
    Originations and repurchases of loans held for
        sale, net of principal repayments.....................................       (5,094,493)              (5,331,191)
    Increase in accrued interest receivable...................................           (5,647)                  (1,672)
    Decrease (increase) in other assets.......................................            5,864                  (22,518)
    Increase (decrease) in accrued interest payable...........................            5,405                     (610)
    Increase (decrease) in liability for checks issued........................            9,268                  (47,582)
    (Decrease) increase in federal taxes payable..............................           (5,160)                   1,073
    (Decrease) increase in other liabilities..................................           (1,999)                  (5,291)
                                                                               ----------------         ----------------
        Net cash used in operating activities.................................         (568,925)                 (91,938)

INVESTING ACTIVITIES

    Maturity of other investments.............................................              348                      413
    Purchase of other investments.............................................                -                     (500)
    Originations of loans held for investment,
        net of principal repayments...........................................         (127,740)                  49,096
    Purchase of Federal Home Loan Bank Stock..................................          (17,200)                  (2,700)
    Proceeds from the disposition of repossessed assets.......................            5,824                      920
    Acquisitions of premises and equipment....................................           (6,812)                  (6,293)
    Proceeds from the disposition of premises and
        equipment.............................................................            2,733                        -
    Proceeds from the disposition of real estate held
        for investment........................................................              735                        -
    Increase in mortgage servicing rights.....................................          (56,607)                 (50,709)
    Proceeds from the sale of mortgage servicing rights.......................           53,650                   50,070
                                                                               ----------------         ----------------
        Net cash (used in) provided by investing activities...................         (145,069)                  40,297

FINANCING ACTIVITIES

    Net increase in deposit accounts..........................................          387,109                   49,940
    Net increase in Federal Loan Bank advances................................          329,077                    8,700
    Net (decrease) increase in escrow accounts................................           (4,954)                   3,129
    Net disbursement of payments of
        loans serviced for others.............................................          (25,019)                  (8,874)
    Net proceeds from the issuance of common stock............................           27,227                        -
    Dividends paid to stockholders............................................                -                   (1,000)
                                                                               ----------------         ----------------
        Net cash provided by financing activities.............................          713,440                   51,895
Net (decrease) increase in cash and cash equivalents..........................             (554)                     254
Beginning cash and cash equivalents...........................................           44,187                   29,119
                                                                               ----------------         ----------------
Ending cash and cash equivalents.............................................. $         43,633         $         29,373
                                                                               ================         ================
Supplemental disclosure of cash flow information:
    Loans receivable transferred to repossessed assets........................ $         12,491         $          3,062
                                                                               ================         ================
    Total interest payments made on deposits
        and other borrowings.................................................. $         49,182         $         34,731
                                                                               ================         ================
    Federal income taxes paid................................................. $         15,000         $          2,300
                                                                               ================         ================

                             FLAGSTAR BANCORP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Nature of Business
              ------------------

              Flagstar Bancorp, Inc. is a non-diversified, unitary thrift holding company. The Company provides retail banking services in southern Michigan and mortgage lending services nationwide.

Note 2.       Basis of Presentation
              ---------------------

              The accompanying consolidated financial statements of Flagstar Bancorp, Inc. (the "Company"), and its subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Note 4.       New Accounting Pronouncement
              ----------------------------

              The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF fINANCIAL CONDITION AND RESULTS OF OPERATIONS

              SELECTED FINANCIAL RATIOS

                                           Three Months Ended September 30,           Nine months Ended September 30,
                                           --------------------------------          --------------------------------
                                             1997                  1996                  1997                   1996
                                           ----------            ----------          ----------            ----------
                                                     (unaudited)                                (unaudited)
Return on average assets..............          1.41%               -  .75%               1.34%                 2.04%

Return on average equity..............         21.01%               -10.77%              21.32%                32.89%

Interest rate spread..................          1.98%                 2.43%               2.27%                 2.22%

Net interest margin...................          2.43%                 3.43%               2.83%                 3.19%

Efficiency ratio......................         55.36%               115.01%              61.21%                71.10%
         CAPITAL RATIOS

                                                At September 30,          At December 31, 1996
                                                -----------------         --------------------
                                                       1997
                                                   % of Assets                % of Assets
                                                -----------------         --------------------
Equity-to-assets ratio..................                 5.98%                      6.05%
Tangible capital (1)....................                 5.49%                      5.58%
Core capital (1)........................                 5.71%                      5.49%
Total risk-based capital (1)............                10.83%                     10.44%

------------
(1) Based on adjusted total assets for purposes of tangible capital and core capital requirements, and risk-weighted assets for purposes of the risk-based capital requirement. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

     NET EARNINGS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net earnings for the 1997 period were $6.2 million ( $.45 per share ), an $8.2 million increase from the $2.0 million loss ( $.18 loss per share ) reported in 1996. The increase resulted primarily from a $6.4 million increase in non-interest income, and a $1.7 million increase in net interest income, a $5.7 million decrease in non interest expense, offset by a $928,000 increase in the provision for losses and a $4.4 million increase in the provision for federal income taxes.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net earnings increased by 40.7% to $15.9 million ($1.26 per share) in 1997 from $11.3 million ($1.01 per share) in the same period in 1996. These increased earnings were the result of a $6.6 million increase in net interest income, a $1.9 million increase in non-interest income, and a decrease in non-interest expenses of $1.3 million, offset by a $2.6 million increase in the provision for losses and a $2.7 million increase in the provision for federal income taxes.

     NET INTEREST INCOME

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

Net interest income increased $1.7 million, or 21.3%, to $9.7 million for the 1997 period, from $8.0 million for the 1996 period. This increase was due primarily to a $670.2 million increase in average interest-earning assets between the comparable periods, offset by a $710.4 million increase in interest-bearing liabilities necessary to fund the growth and accommodate the $57.6 million decrease in non interest-bearing liabilities. At the same time, the Company's interest rate spread decreased from 2.43% for the 1996 period to 1.98% for the 1997 period. The decreased spread, along with the $40.1 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin of 1.00% to 2.43% for the 1997 period from 3.43% for the 1996 period.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

Net interest income for the period ended September 30, 1997 increased $6.6 million, or 28.0%, to $30.2 million as compared to $23.6 million for the period ended September 30, 1996. This increase was caused primarily by a $439.1 million increase in average interest-earning assets between the comparable periods. Average interest-earning assets increased to $1.4 billion for the nine months ended September 30, 1997 from $985.3 million for the nine months ended September 30, 1996. At the same time, the Company's interest rate spread increased from 2.22% in the 1996 period to 2.27% in the 1997 period. The Company's net interest margin decreased from 3.19% in the 1996 period to 2.83% in the 1997 period.

The decrease in the Company's net interest margin was a direct result of the leveraged asset growth employed by the Company. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 111% for the period ended September 30, 1997, as compared to 121% for the period ended September 30, 1996. This decrease occurred as a result of the Company funding the total asset growth of $439.1 million with interest-bearing liabilities. Additionally, the Company was forced to replace $33.6 million of non interest-bearing liabilities ( i.e. escrow accounts and undisbursed payments on loans serviced for others ) with interest-bearing liabilities. The Company's interest rate spread was positively affected by an increase in the spread between short-term funding liabilities and longer-term assets.

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

                                                                For the three months ended September 30,
                                      ----------------------------------------------------------------------------------------------
                                                            1997                                           1996
                                      ----------------------------------------------    --------------------------------------------
                                           Amount           Interest         %               Amount          Interest        %
                                      ----------------------------------------------    --------------------------------------------
Interest-earning assets:
Loans receivable, net                        $1,562,114     $30,008          7.68%          $905,050        $18,239          8.06%
FHLB stock                                       32,763         669          8.17%            20,500            343          6.69%
Other                                             2,462          34          5.52%             1,524             21          5.51%
                                      ------------------------------                    ----------------------------
Total                                         1,597,339      30,711          7.69%           927,074         18,603          8.03%
                                      ------------------------------                    ----------------------------
Noninterest-earning assets                      162,055                                      135,048
                                      ------------------                                -------------
Total assets                                 $1,759,394                                   $1,062,122
                                      ==================                                =============

Interest-bearing liabilities:
Demand deposits                                 $61,031         301          1.96%           $56,126           $600          4.24%
Savings deposits                                 77,052         871          4.48%            31,662            152          1.90%
Certificates of deposit                         816,700      12,474          6.06%           455,126          6,674          5.82%
FHLB advances                                   486,181       7,120          5.81%           195,507          3,000          6.09%
Other                                            18,567         246          5.26%            10,714            153          5.67%
                                      ------------------------------                    ----------------------------
Total interest-bearing liabilities:           1,459,531      21,012          5.71%           749,135         10,579          5.60%
Noninterest-bearing liabilities                 181,947                                      239,465
                                      ------------------                                -------------
Total liabilities:                            1,641,478                                      988,600

Equity                                          117,916                                       73,522
                                      ------------------                                -------------
Total liabilities and equity                 $1,759,394                                   $1,062,122
                                      ==================                                =============
Net interest-earning assets                    $137,808                                     $177,939
                                                        ------------                                 ---------------
Net interest income                                          $9,699                                          $8,024
                                                        ============                                 ===============
                                                                      -----------                                     -----------
Interest rate spread                                                         1.98%                                           2.43%
                                                                      ===========                                     ===========
Net interest margin                                                          2.43%                                           3.43%
                                                                      ===========                                     ===========
Ratio of average interest earning
assets to interest bearing
liabilities                                                                  109%                                            124%
                                                                      ===========                                     ===========

                                                             For the nine months ended September 30,
                                    ---------------------------------------------------------------------------------------------
                                                      1997                                              1996
                                    ---------------------------------------------------------------------------------------------
                                        Amount         Interest             %          Amount          Interest             %
                                    --------------------------------------------    ---------------------------------------------
Interest-earning assets:
Loans receivable, net                 $1,396,010        $83,029          7.93%        $963,956          $56,430          7.81%
FHLB stock                                25,957          1,654          8.52%          19,370            1,157          7.99%
Other                                      2,448            106          5.79%           1,937               92          6.35%
                                    ----------------------------                    ----------------------------
Total                                  1,424,415         84,789          7.94%         985,263           57,679          7.81%
                                    ----------------------------                    ----------------------------
Noninterest-earning assets               156,755                                       129,005
                                    -------------                                   -----------
Total assets                          $1,581,170                                    $1,114,268
                                    =============                                   ===========

Interest-bearing liabilities:
Demand deposits                          $65,715          1,061          2.16%         $89,754           $1,723          2.57%
Savings deposits                          70,888          2,164          4.08%          28,050              282          1.34%
Certificates of deposit                  704,825         31,757          6.02%         434,587           20,069          6.17%
FHLB advances                            427,310         18,774          5.87%         244,222           11,226          6.15%
Other                                     19,451            841          5.78%          18,845              821          5.82%
                                    ----------------------------                    ----------------------------
Total interest-bearing liabilities:    1,288,189         54,597          5.67%         815,458           34,121          5.59%
Noninterest-bearing liabilities          193,814                                       229,849
                                    -------------                                   -----------
Total liabilities:                     1,482,003                                     1,045,307

Equity                                    99,167                                        68,961
                                    -------------                                   -----------
Total liabilities and equity          $1,581,170                                    $1,114,268
                                    =============                                   ===========
Net interest-earning assets             $136,226                                      $169,805

                                                 ---------------                                -----------------
Net interest income                                     $30,192                                          $23,558
                                                 ===============                                =================
                                                                        ----                                             ----
Interest rate spread                                                    2.27%                                            2.22%
                                                                        ====                                             ====
Net interest margin                                                     2.83%                                            3.19%
                                                                        ====                                             ====
Ratio of average interest earning
assets to interest bearing
liabilities                                                              111%                                             121%
                                                                        ====                                             ====

     RATE/VOLUME ANALYSIS

The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                                                          FOR THE PERIOD ENDED SEPTEMBER 30,
                                                    THREE MONTHS                      NINE MONTHS
                                                    1997 VS. 1996                     1997 VS. 1996
                                               RATE     VOLUME     NET         RATE       VOLUME        NET
                                            ------------------------------- -------------------------------------
                                                                     (In thousands)
INTEREST INCOME:
     Loans receivable, net.................   $(2,729) $14,561   $11,832        $ 871     $25,728      $26,599
     FHLB stock............................        43      221       264           69         428          497
     Other                                          0       13        13           (7)         21           14
                                            ------------------------------- -------------------------------------
          Total............................    (2,686)  14,795    12,109          933      26,177       27,110

INTEREST EXPENSE:
     Demand deposits.......................      (697)     398      (299)        (134)       (528)        (662)
     Savings deposits......................       994     (275)      719          970         912        1,882
     Certificates of deposit...............       988    4,812     5,800         (527)     12,217       11,690
     FHLB advances.........................      (675)   4,795     4,120         (580)      8,128        7,548
     Other                                        (36)     130        94           (6)         24           18
                                            ------------------------------- -------------------------------------
          Total............................       574    9,860    10,434         (277)     20,753       20,476
                                            =============================== =====================================
     Net change in net interest income.....   $(3,260)  $4,935    $1,675       $1,210      $5,424      $ 6,634
                                            =============================== =====================================

     PROVISION FOR LOSSES

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

The provision for losses increased to $1.4 million in the 1997 period from $488,000 in the same period in 1996. The increase in the provision reflects the increase in the level of non-performing loans to $44.1 million at September 30, 1997, from $42.0 million at June 30, 1997, an increase of approximately $2.1 million, or 5.0%, and the increase in the level of net charge-offs to 0.25% (annualized) of average loans outstanding in the 1997 period from .09% in the 1996 period.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

The provision for losses increased to $3.7 million for the 1997 period from $1.1 million for the same period in 1996. The Company's determination of its provision for losses reflects its consideration of the potential loss that may arise from loans in its portfolio or which it services for others. The increase in the provision reflected the increase in the level of non-performing loans to $44.1 million at September 30, 1997, from $30.6 million at December 31, 1996, an increase of approximately $13.5 million, or 44.1%, and the increase in the level of net charge-offs to 0.22% (annualized) of average loans outstanding in the 1997 period from 0.03% in the 1996 period.

     NON-INTEREST INCOME

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

During 1997, non-interest income increased $6.4 million, or 71.9%, to $15.3 million from $8.9 million. This increase was attributable to an increase in net gain on loan sales, and an increase in net gain on the sales of mortgage servicing rights, offset by a decrease in loan administration fees.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Non-interest income increased $1.9 million, or 4.5%, to $43.7 million in the 1997 period, from $41.8 million for the 1996 period. This increase resulted from an increase in net gain on loan sales, and an increase in net gain on the sales of mortgage servicing rights, offset by decreases in loan administration fees and other fees and charges during the 1997 period.

     LOAN ADMINISTRATION

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Loan administration fee income decreased $2.2 million, or 66.7%, to $1.1 million for the 1997 period, from $3.3 million for the 1996 period. This decrease resulted primarily from a decrease in mortgage loans serviced for others caused by the sales of mortgage servicing rights completed during the quarter. At September 30, 1997, the unpaid principal balance of loans serviced for others was $4.1 billion versus $6.9 billion serviced at September 30, 1996. At September 30, 1997 and 1996, the weighted average servicing fee on loans serviced for others was 0.273% (i.e., 27.3 basis points) and 0.283%, respectively.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Loan administration fee income decreased $5.6 million, or 50.5%, to $5.5 million for the 1997 period, from $11.1 million for the 1996 period. Similar to the results of the three month period, this decrease was the direct result of the decrease in the amount of mortgage loans serviced for others.

     NET GAIN ON LOAN SALES

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

For the 1997 period, net gain on loan sales increased $4.9 million, to $5.7 million, from $790 thousand in the 1996 period. Although, the 1997 period reflects the sale of $1.5 billion in loans versus $1.8 billion sold in the 1996 period, management believes the interest rate environment in the 1996 period was more volatile, which created more mismatches in the Company's hedging and resulted in the recognition of a smaller gain. In contrast, management believes the interest rate environment in the 1997 period was more stable.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

For the 1997 period, net gain on loan sales reported was $9.3 million versus $4.5 million in the 1996 period. The 1997 period contained the sale of $4.5 billion in loans versus $5.3 billion sold in the 1996 period. The reduced amount of loan sales is attributable to the Company's decision to retain more loans for its own portfolio. The Company's ability to recognize more gain in 1997 despite the reduced sale volume is, in management's opinion, a reflection of the more stable interest rate environment in 1997 and the Company's effective hedging.

     NET GAIN ON SALES OF MORTGAGE SERVICING RIGHTS

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

For the period ended September 30, 1997, net gain on sales of mortgage servicing rights increased $4.5 million to $7.0 million, from $2.5 million for the same period in 1996. The gain on sale of mortgage servicing rights increased due to a $614 million, or 68.7%, increase in the underlying principal balance of the mortgage servicing rights sold, from $894 million sold during the three months ended September 30, 1996, versus $1.5 billion sold during the three months ended September 30, 1997. Additionally, the bulk servicing sold in 1997 was aged product which was being carried at a lower book value and generated a higher gain than the bulk servicing sold in the 1996 period which was originated in 1996.


     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

For the 1997 period, net gain on sales of mortgage servicing rights were $25.5 million versus $20.9 million in the 1996 period. The 1997 period contained the sale of $3.6 billion in bulk sales and $582 million in loans sold servicing released (i.e., a total of $4.2 billion) versus the $3.5 billion sold in bulk sales and $706 million in loans sold servicing released (i.e., a total of $4.2 billion) in the 1996 period. The bulk servicing sold in 1997 was aged product which was being carried at a lower book value and generated a higher gain than the bulk servicing sold in the 1996 period.

     OTHER FEES AND CHARGES

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

In the 1997 period, other fees and charges, which include certain loan fees and charges, deposit-related fees and escrow waiver fees, decreased $900,000 from the 1996 period to $1.4 million.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Other fees and charges decreased $1.9 million, or 35.8%, to $3.4 million for the 1997 period from $5.3 million for same period in 1996.

     NON-INTEREST EXPENSE

The following table sets forth components of the Company's non-interest expense, prior to allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized and amortized rather than immediately expensed. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings net of the portion that must be capitalized under SFAS No. 91. However, management believes that the analysis of non-interest expense on a "gross" basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in total overhead costs associated with increased loan production.

                                                              For the period ended September 30,
                                                           Three months                Nine months
                                                          1997       1996            1997       1996
                                                         --------  --------        --------    --------
                                                                        (In thousands)
Compensation and benefits.............................   $ 10,270  $ 10,163        $ 31,854    $ 30,327
Commissions...........................................      3,895     2,778           9,802       9,339
Occupancy and equipment...............................      3,296     3,385           9,773       8,712
Advertising...........................................        357       210           1,190         654
Core deposit premium amortization.....................        323       323             968         968
Federal deposit insurance premiums....................        129     3,324             305       4,184
General and administrative............................      6,633     5,811          19,057      14,853
                                                         --------  --------       ---------    --------
          Subtotal....................................     24,903    25,994          72,949      69,037
Less: deferral of capitalized loan origination costs..    (11,081)   (6,534)        (27,705)    (22,543)
                                                         --------  --------       ---------    --------
          Total.......................................   $ 13,822  $ 19,460        $ 45,244    $ 46,494
                                                         ========  ========        ========    ========

     THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $1.1 million, or 4.2%, to $24.9 million for the 1997 period from $26.0 million for the 1996 period. Excluding the $3.2 million one time Savings Association Insurance Fund assessment charged to the Bank on September 30, 1996, the Bank had a $2.1 million increase in other expenses. The largest changes occurred in the amount of commissions paid and the general and administrative expenses reported. The increased commission expense of $1.1 million is the direct result of the $900.0 million increase in mortgage loan originations. The $800,000 increase in general and administrative expenses represents increased contract underwriting costs along with other costs associated with the increased mortgage loan production.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Non-interest expense, before the capitalization of direct loan origination costs, increased $3.9 million, or 5.7%, to $72.9 million from $69.0 million for the same period in 1996. Excluding the $3.2 million one time SAIF assessment charged to the Bank on September 30, 1996, the Bank had a $7.1 million, or 10.3%, increase in other expenses. This increase was primarily caused by increased compensation and benefits of $1.6 million, increased general and administrative expenses of $4.2 million, and increased occupancy and equipment costs of $1.1 million.

Compensation and benefits totaled $31.9 million, and $30.3 million for the 1997 and 1996 periods, respectively. This increase was primarily a result of an increase in the average number of full-time equivalent employees along with normal cost of living salary adjustments.

Increased general and administrative expenses and occupancy and equipment expenses for 1997 were attributable to an increased number of bank branches, from 15 in 1996, to 19 at September 30, 1997. Additionally, an increased amount of contract underwriting expenses were recorded.

FINANCIAL CONDITION

     ASSETS

The Company's assets totaled $2.0 billion at September 30, 1997, an increase of $736.0 million, or 56.7%, as compared to $1.3 billion at December 31, 1996. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment, Federal Home Loan Bank stock, accrued interest receivable, repossessed assets, and mortgage servicing rights, offset in part by decreases in cash and cash equivalents and other assets.

     LOANS RECEIVABLE

Mortgage loans available for sale and loans held for investment increased $694.1 million, from $1.1 billion at December 31, 1996 to $1.8 billion at September 30, 1997. Mortgage loans available for sale increased $566.3 million, or 67.4%, to $1.4 billion at September 30, 1997, from $840.8 million at December 31, 1996. Loans held for investment increased $127.8 million, or 46.7%, from $273.6 million at December 31, 1996 to $401.3 million at September 30, 1997. These increases are attributable to the increased leverage ability provided by proceeds from the Company's initial public offering and the Company's decision to hold larger portions of its mortgage loan production for longer periods.

     ALLOWANCE FOR LOSSES

The allowance for losses totaled $5.0 million at September 30, 1997, an increase of $1.5 million, or 42.9%, from $3.5 million at December 31, 1996. The allowance for losses as a percentage of non-performing loans was 11.23% and 11.43% at September 30, 1997 and December 31, 1996, respectively. The Company's non-performing loans totaled $44.1 million and $30.6 million at September 30, 1997 and December 31, 1996, respectively. The allowance for losses as a percentage of total loans, was .27% and .31% at September 30, 1997 and December 31, 1996, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions.

The increase in non-performing loans at September 30, 1997 from the amount at December 31, 1996 resulted primarily from the repurchase of $52.3 million in mortgage loans from secondary market investors during the first nine months of 1997. Approximately $14.7 million of the loans repurchased in 1997 were non-performing, $2.0 million were delinquent, and $5.8 million were immediately classified to a real estate owned status when repurchased. Loan repurchases are an ongoing part of the Company's operations since all loans sold in the secondary market are generally subject to detailed underwriting reviews by the ultimate purchaser. Although the Company generally does not sell loans with recourse, it typically is required to repurchase loans, including defaulted and delinquent loans, which were not underwritten in strict compliance with the underwriting standards of secondary market investors. As the volume of the Company's loan production has increased substantially over the past several years, the aggregate amount of loan delinquencies and foreclosures has also increased, thereby increasing the number of loans potentially subject to repurchase.

The Company believes that its risk of loss arising from its non-performing loans, including loans acquired through repurchase from individual investors after initial sale in the secondary market, has not materially increased as a result of either the increase in repurchased loans or the overall increase in non-performing loans. During 1997, 57.2% of the loans repurchased were performing loans but were required to be repurchased for reasons (such as failure to meet all of the secondary market investor's criteria for mortgagor eligibility or failure to meet the investor's program eligibility requirements) that do not significantly affect the ultimate collectibility of such loans or significantly increase the Company's exposure to losses. A portion of the repurchased loans are eligible for resale in the secondary market to other investors, and the Company does not believe that the remaining repurchased loans which are currently non-performing or which have been foreclosed, present any risks of ultimate loss that are significantly different than the Company has historically experienced. Of the Company's $44.1 million of non-performing loans at September 30, 1997, $40.5 million, or 91.9%, were single family residential mortgage loans, which generally represent minimal risk of ultimate loss because of the nature of the collateral securing the loans, the presence of private mortgage insurance for loans with over-80% LTV ratios, and the presence of insurance or guarantees on certain loans from the FHA or VA. At September 30, 1997, $19.4 million of such loans were the subject of bankruptcy proceedings by the mortgagor; however, it has been the Company's experience that such proceedings usually result in full repayment to the Company and present minimal risk of loss because the imposition of judicial scrutiny and related enforcement powers supersede the less comprehensive collection methods normally available to the Company.

     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased from $6.6 million at December 31, 1996 to $12.3 million at September 30, 1997 as the Company's total loan portfolio increased. The Bank typically collects interest income in the following month after it is earned.

     REPOSSESSED ASSETS

Repossessed assets increased from $10.4 million at December 31, 1996 to $17.7 million at September 30, 1997 as the Company's non-performing loans were foreclosed upon by the Bank. This 70.2% increase is the direct result of the increased amount of non-performing loans and loan repurchases made during the period.

     FHLB STOCK

Holdings of FHLB stock increased from $19.7 million at December 31, 1996 to $36.9 million at September 30, 1997 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $51.7 million at September 30, 1997, an increase of $21.6 million, or 71.8%, from $30.1 million at December 31, 1996. For the nine months ended September 30, 1997, $4.5 billion of mortgage servicing rights were originated, and $5.2 billion were sold, prepaid, or amortized resulting in a net decrease of $658.2 million. However, because the sales of servicing rights completed in 1997 contained a larger percentage of servicing rights which were originated during periods prior to 1997, the mortgage servicing portfolio at September 30, 1997 contained a greater percentage of recently originated and capitalized servicing rights than at December 31, 1996.

     OTHER ASSETS

Other assets decreased $7.4 million, or 13.8%, to $46.3 million at September 30, 1997, from $53.7 million at December 31, 1996. The majority of this decrease was attributable to the collection of receivables recorded in conjunction with the sales of mortgage servicing rights completed during 1996. Upon a sale of mortgage servicing rights, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. In connection with the sale of mortgage servicing rights, the Company had receivables of $30.0 million at September 30, 1997. The balance due is paid upon transfer by the Company of the related mortgage loan servicing documents, usually within 180 days after the initial closing.

     LIABILITIES

The Company's total liabilities increased $693.0 million, or 56.9%, to $1.9 billion at September 30, 1997, from $1.2 billion at December 31, 1996. This increase was primarily attributable to an increase in the Company's deposit accounts, Federal Home Loan Bank advances, liabilities for checks issued, offset in part by a decrease in the amount of undisbursed payments on loans serviced for others, escrow accounts, and the amount of federal income taxes payable.

     DEPOSIT ACCOUNTS

Deposit accounts increased $387.1 million, or 62.0%, to $1.0 billion at September 30, 1997, from $624.5 million at December 31, 1996. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 15 at December 31, 1996 to 19 at September 30, 1997. These bank branches have generated $119.3 million in net new deposits, a 29.0% increase, since December 31, 1996. At September 30, 1997, the Company's certificates of deposit totaled $877.3 million, or 86.7% of total deposits. These certificates carry an average balance of $41,502 and a weighted average cost of 6.04%. Approximately $480.4 million of the certificates of deposit were brokered deposits or deposits garnered through secondary markets and carried a weighted average cost of 6.03%.

     FHLB ADVANCES

FHLB advances increased $329.1 million, or 84.4%, to $718.9 million at September 30, 1997, from $389.8 million at December 31, 1996. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

     UNDISBURSED PAYMENTS

Undisbursed payments on loans serviced for others decreased $25.0 million, or 40.7%, to $36.4 million at September 30, 1997, from $61.4 million at December 31, 1996. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and decrease during a time of low payoff or refinance volume.

     LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $9.3 million, or 23.4%, to $49.1 million at September 30, 1997, from $39.8 million at December 31, 1996. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and decreasing during a time of low origination or refinance volume.

     FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable decreased $5.9 million, or 26.2%, to $16.6 million at September 30, 1997, from 22.5 million at December 31, 1996. This decrease was primarily attributable to the timing of payments and a decrease in the current tax liability.

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

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 8.49% for the month ended September 30, 1997.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from net interest income, mortgage loan servicing fees, loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations. Mortgage loans sold during the three months ended September 30, 1997 totaled $1.8 billion, an increase of $431 million, or 31.0% from $1.4 billion sold during the same period in 1996. This increase in mortgage loan sales was attributable to the 68.0% increase in mortgage loan originations offset by the $566.3 million increase in the amount of mortgage loans available for sale but not yet sold. The Company sold 82.1% and 105.2% of its mortgage loan originations during the three month periods ended September 30, 1997 and 1996, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds unless a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for 90-day terms with no prepayment penalty. The Company had $718.9 million outstanding at September 30, 1997. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $850 million. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 1997, the Company had outstanding rate-lock commitments to lend $840.3 million for mortgage loans, along with outstanding commitments to make other types of loans totaling $35.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of September 30, 1997, the Company had outstanding commitments to sell $1.1 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $108.1 million at September 30, 1997. Such commitments include $121.5 million in warehouse lines of credit to various mortgage companies, of which $53.3 million was drawn upon as of September 30, 1997.

                               CAPITAL RESOURCES.

At September 30, 1997, the Bank exceeded all applicable bank regulatory minimum capital requirements, See "Capital Ratios" above. The Company is not subject to any such requirements.

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

         None.

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


                                    FLAGSTAR BANCORP, INC.



Date: November 12, 1997             /s/ Mark T. Hammond
                                    ------------------------------
                                    Mark T. Hammond
                                    Vice Chairman of the Board and
                                    President
                                    (Duly Authorized Officer)




                                    /s/ Michael W. Carrie
                                    ------------------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)