Form 10-K405
period 1997-12-31
FLAGSTAR BANCORP INC
filed 1998-03-30
CIK 1033012

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  0-22353
                     ---------

                            FLAGSTAR BANCORP, INC.
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

                  MICHIGAN                                      38-3150651
-----------------------------------------------             -------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                 48302-0953
-----------------------------------------------             -------------------
  (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:  (248) 338-7700
                                                         ----------------

      Securities registered pursuant to Section 12(b) of the Act:  None.

      Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  Yes  X   No    .
                                            ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The registrants voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($22.5 per share) at which the stock was sold on March 10, 1998 was approximately $185.0 million. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of March 27, 1998, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

  NONE.

                               TABLE OF CONTENTS

PART I
  Item 1.     Business................................................       4
  Item 2.     Properties..............................................      15
  Item 3.     Legal Proceedings.......................................      15
  Item 4.     Submission of Matters to a Vote of Security Holders.....      15

PART II
  Item 5.     Market for the Stock and Related
                Stockholder Matters...................................      15
              Management's Report.....................................      16
  Item 6.     Selected Financial Data.................................      17
  Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................      18
  Item 8.     Financial Statements and Supplementary Data.............      33
  Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................      62

PART III
  Item 10.    Directors and Executive Officer of the Registrant.......      62
  Item 11.    Executive Compensation..................................      64
  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management............................................      67
  Item 13.    Certain Relationships and Related Transactions..........      68

PART IV
  Item 14.    Exhibits, Financial Statements Schedules and Reports
                on Form 8-K...........................................      69
              Signatures..............................................      70

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.   BUSINESS

GENERAL

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. With $1.9 billion in assets at December 31, 1997, Flagstar is the largest independent savings institution headquartered in Michigan.

Flagstar's primary business consists of attracting deposits from the general public and originating or acquiring residential mortgage loans. The Company also acquires funds on a wholesale basis from a variety of sources, services a significant volume of loans for others, and to a lesser extent makes consumer loans, commercial real estate loans, and non-real estate commercial loans.

Flagstar serves as a financial intermediary by gathering funds from a variety of sources and investing such funds primarily in mortgage loans with the objective of securitizing the mortgage loans while retaining the servicing rights. The Company also invests in a significant amount of loans in order to maximize the leverage ability of the Company. The Company invests in these loans in order to receive the interest spread between earning assets and paying liabilities.

The Bank is a member of the Federal Home Loan Bank System ("FHLB") and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").

The Company's executive office is located at 2600 Telegraph, Bloomfield Hills, Michigan 48302, and its telephone number at such office is (248) 338-7700.

LENDING ACTIVITIES

Flagstar Bank is primarily a consumer-oriented financial services organization. The Bank's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of mortgage loans is the Bank's primary lending activity. During 1997, Flagstar was the eighteenth largest originator in the United States. In 1996 and 1995, the Bank was also one of the twenty largest mortgage originators in the United States. To a much lesser extent, the Bank makes consumer loans and commercial real estate loans and commercial loans.

Flagstar Bank currently conducts its retail operations from 19 full-service bank branches and 35 loan origination centers located in Michigan, California, Florida and Ohio. The Bank's largest concentration of offices is in southern and western Michigan, where all of its branches and 23 of its loan centers are located. The Bank also has nine loan centers in southern California, two loan centers in central Florida, and one loan center in central Ohio. At December 31, 1997, the largest percentage of loans held or serviced by the Bank related to properties located in southern and western Michigan. The Bank also maintains 16 wholesale lending offices which conduct business with correspondents nationwide.

Flagstar Bank offers all of its mortgage loan services throughout its market areas from its full-service bank branches, retail loan origination offices, and wholesale lending offices. Its loan officers are made available at each of the bank branches and retail loan centers to process loan applications.

MORTGAGE LOANS

The origination or acquisition of residential mortgage loans constitutes the most significant lending activity of the Bank. The Bank originated or acquired approximately $7.9 billion, $6.8 billion and $5.2 billion of mortgage loans during the years ended December 31, 1997, 1996 and 1995, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a single-family residence and is secured by a first mortgage on the property. The Bank offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one to 30 years. The majority of the Bank's products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank also offers larger residential mortgage loans which meet the Bank's underwriting guidelines but which may have other terms and conditions customized to meet the needs of the borrower.

In order to help expand home ownership opportunities to a larger number of potential borrowers, the Bank also offers government-sponsored mortgage programs in the form of Federal Housing Administration ("FHA") loans and Veterans Administration ("VA") loans. FHA and VA loans feature lower down payment requirements and expanded income qualification guidelines; although, certain maximum loan amounts may apply.

The Bank, as a part of its overall mortgage banking strategy securitizes, through FHLMC or FNMA, mortgage loans which satisfy their individual requirements (i.e., conforming loans), including the current maximum purchase limitation for mortgages of $214,600. Securitization is the process by which mortgage loans owned by the Bank are exchanged for marketable securities collateralized by mortgage loans that are guaranteed by either FHLMC or FNMA. The Bank generally sells its longer-term, fixed-rate loans while investing in the shorter duration and adjustable rate product. The servicing related to the sold loans is generally retained by the Bank and later sold in bulk sales to secondary market investors. The Bank, for the most part, does not sell the servicing rights to loans originated within its retail market area. See Notes 3, 4, and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

The Bank's written underwriting guidelines employ a system of internal controls designed to maintain the quality of the loan portfolio. All mortgage loans are reviewed by an underwriter at the Bank's national headquarters or at one of the Bank's wholesale lending centers. The Bank also employs contract underwriters to underwrite loans in areas outside the state of Michigan. Additionally, certain correspondents of the Bank have been issued delegated underwriting. If the loan amount exceeds the maximum purchase limitation of FHLMC and FNMA, but is less than $500,000, a senior bank officer must also approve the loan. If the loan exceeds $500,000, the Bank's Chief Executive Officer or President must also approve the loan.

The Bank requires that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the ratio that the original principal amount of a loan bears to the appraised value of the mortgaged property or, in the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan. The Bank requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Bank are subject to requirements for title, fire and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Bank. The Bank is further protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy covering a lack or inadequacy of the mortgagor's required insurance.

CONSUMER LOANS

At December 31, 1997, Flagstar's consumer loan portfolio totaled $34.0 million, or 2% of its total loan portfolio. The largest component of the Bank's consumer loan portfolio was adjustable-rate equity line loans which totaled approximately $24.2 million, representing 71% of the total consumer loan portfolio. The remaining balance of consumer loans, or approximately $10.8 million, consisted of loans such as home improvement, fixed-rate home equity, and automobile loans. Flagstar's underwriting standards for a consumer loan include an analysis of the applicant's payment history on other indebtedness and an assessment of the applicant's ability to meet existing obligations as well as payments on the proposed loan. Equity line loans are secured by a mortgage on the borrower's home.

COMMERCIAL REAL ESTATE LOANS

At December 31, 1997, Flagstar Bank's commercial real estate loan portfolio totaled $31.8 million, or 2% of the Bank's total loan portfolio.

The Bank's commercial real estate loans generally range from $500,000 to $10,000,000, and are typically fixed-rate loans for up to five-year terms or adjustable-rate loans for up to ten-year terms, with payment schedules based on amortization periods of up to 30 years. Applications for commercial real estate loans are reviewed and approved by a committee of senior management.

All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Bank's loan-to-value ratio requirements of no higher than 80%. The Bank also generally requires a minimum debt-service ratio of 1.1 to 1. In addition, the Bank considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Bank officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan, and also review the independent appraisal obtained on the property.

NON-REAL ESTATE COMMERCIAL LOANS

The Bank offers a variety of non-real estate commercial loans, including demand, term and line-of-credit loans. At December 31, 1997, the Bank's non-real estate commercial loan portfolio was $80.3 million, or 5% of its total loan portfolio.

Included in this loan category is the balances relating to the Bank's warehouse lending program. These loans are granted for terms of one day to 30 days. Warehouse lines of credit are used by correspondents to fund production of loans which for the most part are acquired by the Company. At December 31, 1997, the aggregate amount of warehouse lines of credit granted by the Company to its correspondents was $139.8 million of which $77.5 million was outstanding. Each borrowing consummated under the warehouse lending division is fully collateralized by a mortgage loan. These lines of credit are also personally guaranteed by the borrower. Each correspondent who applies for a warehouse line of credit is approved under a different set of standards from those standards used to grant correspondent status.

The Bank's underwriting policy with respect to non-real estate commercial loans is based primarily upon the financial stability of the borrower and the borrower's business.

LOAN MATURITIES BY TYPE

The following table sets forth the Bank's total loans at December 31, 1997, categorized as having fixed interest rates or adjustable interest rates.

                                         Fixed     Adjustable
                                         Rate         Rate         Total
                                       ------------------------------------
                                                   (In Thousands)
Mortgage loans available for sale       $607,153    $589,999     $1,197,152
Mortgage loans held for investment       159,957     122,267        282,224
Commercial real estate                    25,181       6,570         31,751
Construction                              35,373          --         35,373
Consumer                                   9,124      24,880         34,004
Non-real estate commercial                   883      79,372         80,255
                                       ------------------------------------
Total                                   $837,671    $823,088     $1,660,759
                                       ====================================

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar's loan portfolio at December 31, 1997, assuming that principal repayments are made in accordance with the contractual terms of the loans.

                                     Within      1 Year     2 Years     3 Years      5 Years     10 years      Over
                                     1 year    to 2 years  to 3 years  to 5 years  to 10 years  to 15 years  15 years     Totals
                                    -----------------------------------------------------------------------------------------------
                                                                           ( In Thousands )
Mortgage loans available for sale    $104,071    $ 96,735    $ 89,908    $167,081     $324,649     $201,654   $213,054   $1,197,152
Mortgage loans held for investment     32,620      30,307      28,119      43,589       65,364       37,052     45,173      282,224
Commercial real estate                  5,817       5,339       4,895       8,962        6,738           --         --       31,751
Construction                           35,373          --          --          --           --           --         --       35,373
Consumer                                4,223       3,826       3,466       6,280       12,647        3,562         --       34,004
Non-real estate commercial             80,255          --          --          --           --           --         --       80,255
                                    -----------------------------------------------------------------------------------------------
Total                                $262,359    $136,207    $126,388    $225,912     $409,398     $242,268   $258,227   $1,660,759
                                    ===============================================================================================

ASSET QUALITY

Flagstar has implemented comprehensive internal asset review systems to provide for early detection of problem assets. The Bank's asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of those losses. Refer to four schedules included hereafter (Tables 10 and 11), on pages 29-30, which set forth certain information about the Bank's non performing assets.

DELINQUENT LOANS. Residential property loans are considered by the Bank to be delinquent when any payment of principal and/or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Bank's procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligation. The Bank customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Bank parameters. The Bank's Collection Department makes telephone and/or personal contact with borrowers after a 30-day delinquency. In certain cases, the Bank recommends that the borrower seek credit counseling assistance and may grant forbearance if the Bank determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Bank ceases the accrual of interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected.

REPOSSESSED ASSETS. Real property which the Bank acquires as a result of foreclosure proceedings is classified as "real estate owned" until it is sold or otherwise disposed of. The Bank's Foreclosure Committee decides whether to rehabilitate the property or sell it "as is," and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, the Bank is able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but the Bank invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 1997, the Bank held approximately $18.3 million of repossessed assets.

SOURCES OF FUNDS

Customer deposits, which totaled $1.1 billion at December 31, 1997, represent the principal funding source for Flagstar's lending and investing activities. In addition, the Company derives funds from operations, loan principal payments, loan sales, advances from the FHLB, and customer escrow accounts.

DEPOSIT ACTIVITIES. Flagstar has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, including regular and statement passbook accounts, checking and NOW accounts, and various money market accounts. Flagstar primarily relies upon its network of branches, the quality and efficiency of its customer service and its pricing policies to attract deposits.

The following table sets forth information relating to the Bank's deposit flows for each of the years indicated:

                                                                  Year Ended December 31,
                                                 1997         1996        1995         1994        1993
                                             ------------------------------------------------------------
                                                                    (In Thousands)
Total deposits at the beginning of the year   $  624,485    $526,974    $307,624     $190,761    $181,171
Interest credited                                 50,143      30,431      25,123        9,037       7,431
Deposits acquired in merger                            -           -           -      197,181           -
Net deposit increase / (decrease)                435,305      67,080     194,227      (89,355)      2,159
                                             ------------------------------------------------------------
Total deposits at the end of the year         $1,109,933    $624,485    $526,974     $307,624    $190,761
                                             ============================================================

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, Flagstar is required to own stock in the FHLB. Flagstar is authorized to apply for advances from the FHLB using its mortgage loans as collateral. The FHLB generally permits advances up to 50% of the Bank's "adjusted assets", which are defined as assets reduced by outstanding advances and borrowings. At December 31, 1997, advances to the Bank by the FHLB totaled $482.4 million, or 34% of adjusted assets. Of the $482.4 million outstanding at year-end, $79.9 million, or 17% of the Bank's total FHLB advances, consisted of daily borrowings which may be "put" back or paid off at the Bank's option without penalty. Refer to Note 9 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Bank's FHLB advances.

LOAN PRINCIPAL PAYMENTS. Payments totaled $317.2 million during 1997, representing an increase of $81.1 million, or 34.3%, compared to 1996. This increase, was attributable to the increased asset base and the lower interest rate environment experienced in 1997, which increased the amount of loan refinancings or payoffs.

LOAN SALES. Sales of mortgage loans totaled $7.3 billion in 1997, compared to $6.6 billion sold in 1996. The sales recorded during 1997 were higher than in 1996 primarily because of the increased loan origination volume. Only a portion of loans originated were retained by the Bank and held for investment.

CUSTOMER ESCROW ACCOUNTS. Escrow accounts on mortgage loans decreased from $61.0 million at December 31, 1996 to 43.4 million at December 31,1997. This decrease was caused by a decrease in total loans serviced at December 31, 1997 from $9.5 billion at December 31, 1996 to $8.0 billion.

SUBSIDIARY ACTIVITIES

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. ("DIA"), FSSB Real Estate Development Corporation ("REDC"), Mortgage Video Network, Inc. ("Video") and First Security Investment Group, Inc. ("Investment"). Of the additional subsidiaries, DIA and Investment are presently active. DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offer a full-service brokerage service.

The Bank, the Company's primary subsidiary, is a federally chartered, stock savings bank headquartered in Bloomfield Hills, Michigan. The Bank owns five subsidiaries: FSSB Mortgage Corporation ("Mortgage"), Boston Credit Corporation ("BCC"), Mortgage Affiliated Services, Inc. ("MAS"), Mid-Michigan Service Corporation ("Mid-Michigan") and SSB Funding Corporation ("Funding"). Mortgage, BCC, Mid-Michigan, and Funding are currently inactive subsidiaries. MAS provides appraisal and document preparation services, primarily in conjunction with the Bank's loan closings.

REGULATION

GENERAL

The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law (up to $100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors rather than for the Company, the holder of the Bank stock.

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank. A number of other statutes and regulations have an impact on its operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

REGULATION OF THE BANK

PROPOSED LEGISLATION. Legislation currently pending before the United States Congress would, if enacted, require all federal savings institutions (such as the Bank) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed changes would require the Company to be regulated as a bank holding company or a "Financial Services" holding company. If the pending legislation were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching.

The Bank cannot predict whether or in what form the proposed legislation will be enacted. However, based upon the provisions of the currently pending legislation, the management of the Bank does not believe that the enactment of such legislation would have a material adverse effect on its financial condition or results of operations.

BUSINESS ACTIVITIES. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

BRANCHING. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code. See "--Qualified Thrift Lender Test." The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institution's activities. However, recently proposed federal legislation could, if enacted, restrict the Bank's ability to open branches in states other than Michigan. See "--Proposed Legislation."

REGULATORY CAPITAL. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "total risk-based" capital requirement of 8% of total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "--Prompt Corrective Regulatory Action." As of December 31, 1997, the Bank satisfied the three minimum capital standards of the OTS. See Note 13 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), all financial institutions are categorized as either "well-capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized," or "critically undercapitalized". Federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

As of December 31, 1997, the Bank was "well-capitalized" as defined by the regulations. See Note 13 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, herein.

FEDERAL DEPOSIT INSURANCE. The Bank is required to pay assessments, based on a percentage of its insured deposits, to the FDIC for insurance of its deposits by the SAIF. Under the FDIC's risk-based deposit insurance assessment system, the insurance assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution. Institutions are assigned by the FDIC to one of three capital groups--well-capitalized, adequately capitalized, or undercapitalized--and, within each capital category, to one of three supervisory subgroups.

In order to recapitalize the SAIF and to equalize the deposit insurance premiums paid by SAIF-insured institutions and institutions with deposits insured by the Bank Insurance Fund ("BIF"), Congress enacted the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1995. The 1996 Act provided that the amount of the special assessment was deductible for federal income tax purposes for the taxable year in which the special assessment was paid.

As a result of the recapitalization of the SAIF by the 1996 Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. For 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as the Bank, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between
6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25%, except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

QUALIFIED THRIFT LENDER TEST. The HOLA and OTS regulations require all savings institutions to satisfy one of two Qualified Thrift Lender ("QTL") tests or to suffer a number of sanctions, including restrictions on activities. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code (the "Code") by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans, and investments in premises of the institution or (ii) satisfy the HOLA's QTL test by maintaining at least 65% of "portfolio assets" in certain "Qualified Thrift Investments."

A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such a Bank would similarly be required to register as a bank holding company with the Federal Reserve Board. At
December 31, 1997, the Bank qualified as a QTL.

SAFETY AND SOUNDNESS STANDARDS. FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, requires the OTS, together with the other federal bank regulatory agencies, to prescribe standards, by regulation or guideline, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation, and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. The OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards pursuant to the statute. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of the Bank.

LIMITATIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon capital distributions by all savings institutions, including the Bank. Limitations are imposed on cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. A savings institution must give notice to the OTS at least 30 days before declaration of a proposed capital distribution to its holding company, and capital distributions in excess of specified earnings or by certain institutions are subject to prior approval by the OTS. A savings institution that has capital in excess of all regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings institutions. See "--Prompt Corrective Regulatory Action."

In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Bank without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

CONSUMER CREDIT REGULATION. The Bank's mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, and the regulations promulgated thereunder. These statutes and regulations, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the above regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to administrative enforcement actions, class action lawsuits and demands for restitution or loan rescission.

TRANSACTIONS WITH AFFILIATES. The Bank is subject to restrictions imposed by Sections 23A and 23B of the Federal Reserve Act on extensions of credit to, and certain other transactions with, its holding company and other affiliates, and on investments in the stock or other securities thereof. Such restrictions prevent Flagstar and such other affiliates from borrowing from the Bank unless the loans are secured by specified collateral, and require such transactions to have terms comparable to terms of arm's-length transactions with third persons. Further, such secured loans and other transactions and investments by the Bank are generally limited in amount as to Flagstar and as to any other affiliate to 10% of the Bank's capital and surplus and as to Flagstar and all other affiliates to an aggregate of 20% of the Bank's capital and surplus.

LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's ability to extend credit to its directors, executive officers, and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board thereunder. Among other things, these provisions require that an institution's extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the institution's capital. In addition, extensions of credit in excess of certain limits must be approved by the institution's Board of Directors.

RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, and reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1997, the Bank met its reserve requirements.

LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable short-term savings deposits plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended December 31, 1997 was 14.6%.

FEDERAL HOME LOAN BANK SYSTEM.  The Federal Home Loan Bank System consists of
12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 1997 of $40.0 million.

REGULATION OF THE COMPANY

The Company is a savings and loan holding company under the HOLA and, as such, is subject to OTS regulation, supervision and examination. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries and may restrict or prohibit activities that are determined to represent a serious risk to the safety, soundness or stability of the Bank or any other subsidiary savings institution.

Under the HOLA, a savings and loan holding company may not (i) acquire, with certain exceptions, more than 5% of a non-subsidiary savings institution or a non-subsidiary savings and loan holding company; or (ii) acquire or retain control of a depository institution that is not insured by the FDIC.

As a unitary savings and loan holding company, the Company generally is not subject to any restriction as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "--Regulation and Supervision of the Bank--Qualified Thrift Lender Test." Upon any non-supervisory acquisition by the Company of another savings institution that is held as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

COMPETITION

Based on total assets at December 31, 1997, the Company is the largest independent savings institution headquartered in Michigan. The Company faces substantial competition in attracting deposits at its bank branches. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of branch offices.

The Company's competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL

At December 31, 1997, the Company had 1,184 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, and a 401K savings and investment plan. Flagstar's management considers its employee relations to be excellent.

EXECUTIVE OFFICERS

The executive officers of the Bank and the Company are as follows:

       Name and Age                   Position(s) Held with Bank and Company
--------------------------------------------------------------------------------

Thomas J. Hammond, 54       Chief Executive Officer

Mark T. Hammond, 32         President

Joan H. Anderson, 47        Executive Vice President

Michael W. Carrie, 43       Executive Vice President and Chief Financial Officer

THOMAS J. HAMMOND has served as Chief Executive Officer since 1987. Mr. Hammond is the founder of the Bank.

MARK T. HAMMOND has served as President since December 1995. He has been employed by the Bank since 1987. Mr. Hammond is the son of Thomas J. Hammond, the Chief Executive Officer.

JOAN H. ANDERSON has been an Executive Vice President since 1988. She has been employed by the Bank since 1987.

MICHAEL W. CARRIE has served as an Executive Vice President since 1995 and Chief Financial Officer since 1993.

ITEM 2.   PROPERTIES

The Bank operates from 19 full-service bank branches and 35 retail loan origination offices in Michigan, California, Florida, and Ohio. The Bank also maintains sixteen wholesale Loan Production Offices which conduct business with correspondents nationwide. Flagstar owns the buildings and land for 6 of its offices, owns the building but leases the land for one of its offices and leases the remaining 63 offices, with lease expiration dates ranging from 1998 to 2003. At December 31, 1997, the total net book value of all of the Bank's offices was approximately $6.6 million.

The Bank leases two adjacent buildings in Bloomfield Hills, Michigan, which house its executive offices. Substantially all of its operational and support functions for its mortgage lending activities are housed in this facility. The Bank houses its retail banking operation from its owned facility in Jackson, Michigan.

The Bank utilizes a highly sophisticated PC-based data processing system. At December 31, 1997, the net book value of the Bank's computer related equipment (including both hardware and software) was approximately $7.7 million.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 1997, there were no legal proceedings which management anticipates would have a material adverse effect on the Company. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company's common stock is traded on the NASDAQ Stock Market. The trading symbol is FLGS. At March 27, 1998, there were 13,670,000 shares of the Company's common stock outstanding.

QUARTERLY STOCK PRICE/DIVIDEND INFORMATION

The following table summarizes the Company's common stock price and dividend activity for:

                                  Quarter Ended
  12/31/97                9/30/97             6/30/97             IPO (1)

                         High price during the period
   $22.25                 $ 21.88             $ 16.75             $ 13.00

                          Low price during the period
    16.25                   15.88               12.93                  --

                    Closing price at the end of the period
    19.80                   20.75               16.25                  --

                           Price/earnings ratio (1)
    11.6X                   11.5X               13.9X                7.6X

             Dividends per common share declared during the period
    $0.06                      --                  --                  --

(1) The Company's common stock began trading on a "when-issued" basis on April 30, 1997.

(2) Based on most recent twelve-month earnings per share and end-of-period stock prices.

MANAGEMENT'S REPORT

FINANCIAL STATEMENTS

The management of the Company and the Bank are responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgements and estimates made by management.

INTERNAL CONTROL

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles ("GAAP") and the regulatory reporting completed for the Office of Thrift Supervision through the compilation of the quarterly Thrift Financial Report ("TFR"). The structure contains monitoring mechanisms, and actions are taken to correct any deficiencies which are identified.

There are inherent limitations in the effectiveness of any structure of internal controls, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

Management assessed the Company's internal control structure over financial reporting presented in conformity with both GAAP and in the creation of the TFR at of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over the financial reporting presented for both GAAP and the TFR, as of December 31, 1997.

The Audit Committee of the Company's Board of Directors consists entirely of outside directors who are independent of the Company's management. It includes members with financial management expertise, has access to its own outside counsel or other advisors it deems necessary to fulfill its responsibilities, and does not include any large customers of the Company. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, which are the laws and regulations relating to safety and soundness which have been designated by the Federal Deposit Insurance Corporation.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1997.

THOMAS J. HAMMOND              MARK T. HAMMOND     MICHAEL W. CARRIE

Thomas J. Hammond              Mark T. Hammond     Michael W. Carrie
Chairman of the Board          Vice Chairman       Executive Vice President
and Chief Executive Officer    and President       and Chief Financial Officer

March 28, 1998

ITEM 6.   SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statements of Earnings:                         At or For the Year Ended December 31,
                                                           1997          1996 (1)         1995          1994          1993
                                                     ------------------------------------------------------------------------
                                                                        (In Thousands, Except Share Data)
  Interest income                                    $   122,752    $    76,179    $    71,304    $    35,112    $    29,760
  Interest expense                                        80,033         45,967         41,443         14,486         12,052
                                                     -----------------------------------------------------------------------
Net interest income                                       42,719         30,212         29,861         20,626         17,708
  Provisions for losses                                    5,015          2,604            238            290            644
                                                     -----------------------------------------------------------------------
Net interest income after provisions for losses           37,704         27,608         29,623         20,336         17,064
  Other income                                            59,836         58,534         36,988         42,732         33,654
  Operating and administrative expenses                   62,503         58,820         41,716         37,619         21,292
                                                     -----------------------------------------------------------------------
Earnings before federal income tax provision              35,037         27,322         24,895         25,449         29,426
  Provision for federal income taxes                      13,265         10,299          9,419          9,318         10,405
Net earnings                                         $    21,772    $    17,023    $    15,476    $    16,131    $    19,021
                                                     =======================================================================
Basic earnings per share:                            $      1.70    $      1.51    $      1.37    $      1.42    $      1.65
Diluted earnings per share:                          $      1.68    $      1.51    $      1.37    $      1.42    $      1.65
Dividends per common share                           $      0.06    $      0.09    $      0.18    $      0.04    $      0.07
Dividend payout ratio                                       3.77%          5.87%         12.92%          2.48%          4.21%

SUMMARY OF CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

  Total assets                                       $ 1,901,084    $ 1,297,226    $ 1,045,094    $   723,150    $   467,629
  Loans receivable                                     1,655,259      1,110,836        923,933        633,409        415,078
  Mortgage servicing rights                               83,845         30,064         27,957         18,179         17,563
  Deposits                                             1,109,933        624,485        526,974        307,624        190,761
  FHLB advances                                          482,378        389,801        191,156        200,750         55,000
  Stockholders' equity                                   126,617         78,468         62,445         49,419         35,114

OTHER FINANCIAL AND STATISTICAL DATA:

  Tangible capital ratio                                    5.40%          5.58%          5.19%          5.54%          7.41%
  Core capital ratio                                        5.62%          6.01%          5.84%          6.63%          7.41%
  Total risk-based capital ratio                           11.74%         10.91%         10.12%         12.08%         13.84%
  Equity-to-assets ratio (at the end of the period)         6.66%          6.05%          5.98%          6.83%          7.51%
  Equity-to-assets ratio (average for the period)           6.22%          6.19%          5.54%          8.91%          6.32%

  Book value per share                               $      9.26    $      6.97    $      5.55    $      4.37    $      3.05
  Shares outstanding                                      13,670         11,250         11,250         11,309         11,527
  Average shares outstanding                              12,837         11,250         11,274         11,389         11,527
  Mortgage loans originated or purchased             $ 7,873,099    $ 6,791,665    $ 5,195,605    $ 3,720,173    $ 6,220,415
  Mortgage loans sold                                $ 7,222,394    $ 6,581,897    $ 4,760,806    $ 3,551,319    $ 6,034,828

  Mortgage loans serviced for others                 $ 6,412,797    $ 4,801,581    $ 6,788,530    $ 5,691,421    $ 6,198,311
  Capitalized value of mortgage servicing rights            1.31%          0.63%          0.41%          0.32%          0.28%

  Interest rate spread                                      2.10%          2.13%          2.36%          3.37%          3.39%
  Net interest margin                                       2.74%          3.07%          3.46%          4.63%          4.55%

  Return on average assets                                  1.29%          1.53%          1.63%          3.19%          4.39%
  Return on average equity                                 20.69%         24.68%         29.42%         35.78%         69.56%
  Efficiency ratio                                          59.7%          64.8%          60.4%          58.3%          41.5%

  Ratio of non performing assets to total assets            3.29%          3.16%          1.25%          0.42%          0.60%

  Number of  bank branches                                    19             15             13              9              1
  Number of correspondent offices                             16             10              9              6              5

1. Included in the 1996 operating and administrative expenses is a one-time assessment to recapitalize the SAIF. The Company's pre-tax portion of which totaled $3.4 million, ($.20 per share on an after-tax basis). Without this assessment, return on average assets would have been 1.73%, return on average equity would have been 27.87%, and the efficiency ratio would have been 61.0%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

In November 1993, Flagstar Bancorp, Inc., became the holding company for Flagstar Bank, FSB, a federally chartered stock savings bank founded in 1987. Flagstar completed an initial public offering ("IPO") of common stock in May 1997. Since 1994, the Company has worked to increase its banking franchise. This growth has been achieved by aggressively developing the Company's core businesses. Through a consistent focus on retail and wholesale mortgage lending, retail deposit gathering, and mortgage loan servicing, the Company has been able to increase net interest income, increase recurring fee income, and control its operating expenses. As a result, Flagstar has continued to be a highly profitable company over the years. With $1.9 billion in assets at December 31, 1997, Flagstar is the largest independent savings institution headquartered in Michigan. Flagstar is also the largest independently owned thrift mortgage originator in the United States with $7.9 billion in mortgage originations. For purposes of federal Prompt Corrective Action ("PCA") regulations, the Bank's capital levels categorize it as "well-capitalized" at December 31, 1997.

RESULTS OF OPERATIONS

Flagstar's net income totaled $21.8 million ($1.70 per share - basic) for the year ended December 31, 1997, compared to $17.0 million ($1.51 per share - share) in 1996 and $15.5 million ($1.37 per share - basic) in 1995. The 1997 earnings constitute a 28.2% increase in profitability over 1996. The 1996 earnings reflect the after-tax cost of the one-time assessment, mandated by federal law, of $2.2 million, or $.20 per share, for the recapitalization of the SAIF of the FDIC. Without the one-time assessment, the 1997 increase would have been 13.5%. The increased level of earnings in each period was attributable to a variety of factors but primarily from an increase each year in the Company's average earning assets due to increased leverage ability, increasing levels of mortgage loan production, along with the Company's continued growth in its retail banking operation.

NET INTEREST INCOME

Net interest income is the Company's largest source of earnings. The level of net interest income is impacted primarily by the volume of average earning assets and the general level of interest rates. During 1997, the Company earned $42.7 million in net interest income, which represents an increase of 41.4% compared to the amount reported in 1996 and represented 41.7% of the Company's total revenue in 1997. This increase is primarily attributable to a $573.5 million increase in average earning assets. During 1996, the Company earned $30.2 million in net interest income, which represents an increase of 1.0% compared to the $29.9 million reported in 1995 and 34.0% of 1996 revenue. This increase was primarily attributable to an $121.3 million increase in average earning assets.

The Company's net interest spread decreased to 2.10% during the year ended December 31, 1997, compared to 2.13% during the prior year. The Company typically originates long term assets and funds these assets with short term liabilities. The Company then sells these assets upon their conversion to a mortgage-backed security, usually within 90 days. The yield earned on the Company's earning assets increased by 0.14%, from 7.73% during 1996 to 7.87% during 1997, while the cost of interest-bearing liabilities increased by 0.17%, from 5.60% during 1996 to 5.77% during 1997.

The Company's net interest margin decreased to 2.74% of average earning assets during the year ended December 31, 1997, compared to 3.07% during the prior year, due to a increase of $573.5 million of earning assets funded by $566.0 million in interest-bearing liabilities.

In 1996, the yield earned on the Company's earning assets decreased by 0.52% from 8.25% during 1995 to 7.73%. However, the cost of interest-bearing liabilities also decreased by 0.29%, from 5.89% during 1995 to 5.60% during 1996. The Company's net interest margin decreased to 3.07% of average earning assets during the year ended December 31, 1996, compared to 3.46% during the prior year, due to the decrease in the interest rate spread.

Table 1 presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and the amortization of net deferred loan origination costs. Nonaccruing loans were included in the average loan amounts outstanding.

TABLE 1

AVERAGE YIELDS EARNED AND RATES PAID

                                                                       Years Ended December 31,
                                    -----------------------------------------------------------------------------------------------

                                                 1997                              1996                             1995
                                    -------------------------------  -------------------------------  -----------------------------
                                      Average               Yield/      Average              Yield/      Average             Yield/
                                      Balance    Interest    Rate       Balance    Interest   Rate       Balance   Interest   Rate
                                    -----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                                    ( In Millions )
Loans receivable, net                $1,526,873   $120,214    7.87%    $  964,257   $74,588    7.74%     $835,600   $69,543    8.32%
FHLB stock                               30,685      2,471    8.05         18,776     1,471    7.83        16,304     1,285    7.88
Other                                     1,238         67    5.41          2,230       120    5.38        12,098       476    3.93
                                    -----------                       ---------------------             -------------------

Total                                 1,558,796   $122,752    7.87%       985,263   $76,179    7.73%      864,002   $71,304    8.25%
Other assets                            133,963                           129,005                          85,686
Total assets                         $1,692,759                        $1,114,268                        $949,688
                                    ===========                       ===========                       =========

INTEREST-BEARING LIABILITIES:

Deposits                             $  878,064   $ 50,143    5.71%    $  552,391   $30,431    5.15%     $445,719   $25,123    5.64%
FHLB advances                           480,062     28,709    5.98        247,204    14,291    5.78       237,535    15,072    6.35
Other                                    28,671      1,181    4.12         21,227     1,245    5.87        19,703     1,248    6.33
                                                                      ---------------------             -------------------

Total interest-bearing liabilities    1,386,797   $ 80,033    5.77%       820,822   $45,967    5.60%      702,957   $41,443    5.89%
Other liabilities                       200,721                           224,484                         194,128
  Stockholders equity                   105,241                            68,962                          52,603
                                    -----------                       -----------                       ---------
Total liabilities and
        stockholders equity          $1,692,759                        $1,114,268                        $949,688
                                    ===========                       ===========                       =========

Net interest-earning assets          $  171,999                        $  164,441                        $161,045
                                    ===========                       ===========                       =========

Net interest income                               $ 42,719                          $30,212                         $29,861
                                               ===========                       ==========                      ==========

Interest rate spread                                          2.10%                            2.13%                           2.36%
                                                          ========                         ========                        ========

Net interest margin                                           2.74%                            3.07%                           3.46%
                                                          ========                         ========                        ========

Ratio of average interest-
earning assets to
interest-bearing liabilities                                   112%                             120%                            123%
                                                          ========                         ========                        ========

Table 2 presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Table 1. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

TABLE 2

RATE/VOLUME ANALYSIS

                                                                Years Ended December 31,
                                     -----------------------------------------------------------------------------
                                               1997 versus 1996                          1996 versus 1995
                                          Increase (Decrease) Due To:              Increase (Decrease) Due To:
                                        Volume         Rate       Total          Volume        Rate        Total
                                     -----------------------------------     ------------------------------------
EARNING ASSETS:                                                      (In Millions)
Loans receivable, net                       $44.6        $1.1      $45.7          $ 10.7      $ (5.6)       $ 5.1
FHLB stock                                    1.0           -        1.0              .2           -           .2
Other                                         (.1)          -        (.1)            (.4)          -         ( .4)
                                     -----------------------------------     ------------------------------------
Total                                       $45.5        $1.1      $46.6          $ 10.5      $ (5.6)       $ 4.9
INTEREST-BEARING LIABILITIES:
Deposits                                    $18.8        $ .9      $19.7          $  5.5      $  (.2)       $ 5.3
FHLB advances                                13.9          .5       14.4              .6        (1.3)        ( .7)
Other                                          .3         (.3)         -              .1        ( .1)           -
                                     -----------------------------------     ------------------------------------
Total                                       $33.0        $1.1      $34.1          $  6.2      $ (1.6)       $ 4.6
                                     -----------------------------------     ------------------------------------
Change in net interest income               $12.5        $  -      $12.5          $  4.3      $ (4.0)       $  .3
                                     ===================================     ====================================

NON-INTEREST INCOME

The Company's loan servicing operation produced net fees on loans serviced for others of $6.1 million for the year ended December 31, 1997, compared to net fees of $11.9 million recorded in 1996 and $14.2 million recorded in 1995. These decreases in net revenues resulted due to the large volume of loan servicing sales completed, which decreased the average balance of mortgage loan servicing for others.

Net gains on the loan sales totaled $21.8 million, $4.5 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The comparatively higher levels of gains recorded in 1997 is attributable to the relatively favorable interest rate environment that characterized the period and the record-setting levels of loan production and the resultant loan sales. Loan sales in the 1997 period were $7.2 billion in principal balance versus $6.6 billion in 1996, and $4.8 billion in 1995.

For 1997, net gain on sales of mortgage servicing rights decreased $8.0 million to $27.1 million, from $35.1 million for the same period in 1996. The gain on sale of mortgage servicing rights decreased due to a $3.1 billion, or 41.6%, decrease in the underlying principal balance of the mortgage servicing rights sold, from $7.4 billion sold during the 1996, versus $4.3 billion sold during 1997. For 1995, net gain on sales of mortgage servicing rights totaled $13.4 million based on $2.8 billion of mortgage servicing rights sold.

Other fees and charges, which include certain loan fees and charges, deposit-related fees and escrow waiver fees totaled $4.8 million, $7.0 million, and $6.5 million in 1997, 1996, and1995, respectively. In each period the total fees earned were affected by loan production volumes and the type of loan production generated.

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $99.9 million, $92.2 million, and $69.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. Included in the operating expenses for the year ended December 31, 1996, is the payment of the $3.4 million pre-tax FDIC special assessment discussed previously herein. Gross operating and administrative expenses excluding this nonrecurring charge totaled $88.8 million for 1996. The 12.5% increase in various overhead expense items in 1997 versus 1996 and the 28.0% increase in expenses between 1996 versus 1995 were due to general increases in the price levels for goods and services, higher mortgage loan origination volume, and the growth of the retail banking franchise.

During the year ended December 31, 1997, Flagstar opened 4 bank branches, bringing the branch network total to 19 bank branches. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will decrease.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $42.1 million, $40.5 million and $30.8 million for the years ended December 31, 1997, 1996, and 1995, respectively. The 3.9% increase in 1997 is primarily attributable to normal salary increases, the staffing hired at the new bank branches, the employees hired to accommodate the Company's record mortgage loan production, offset by the staffing reductions allowed by the Company's implementation of new technology. Total Company staffing decreased by 126 full-time equivalents at December 31, 1997, versus December 31, 1996.

Commission expense, which is a variable cost associated with mortgage loan production, totaled $14.2 million, $12.4 million, and $11.1 million during the years ended December 31, 1997, 1996, and 1995, respectively. Commission expense totaled .18%, .18%, and .21% of total mortgage production in 1997, 1996, and 1995, respectively.

Occupancy and equipment expense totaled $12.8 million, $12.1 million, and $8.9 million during the years ended December 31, 1997, 1996, and 1995, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the bank branch network along with the Company's continuing investment in computer technology.

Advertising expense, which totaled $1.6 million during the year ended
December 31, 1997, increased $.7 million, or 77.8%, over the $.9 million of expense incurred during the prior year. Advertising expense totaled $.6 million in 1995. The continued increase in this expense category is reflective of the expansion undertaken in the bank branch network. The increased advertising expense is to a limited extent reflective of management's strategy to increase name recognition since the Company's May 1997 initial public offering.

The Company's FDIC premiums decreased by $3.9 million, to $.5 million during 1997 compared to $4.4 million in 1996, and $1.1 million during 1995. In each successive year, Flagstar has paid higher insurance premiums due to its increased deposit base. As previously discussed, during 1996 the Bank was required by federal law to pay a one-time, industrywide deposit premium assessment, the Bank's portion of which totaled $3.4 million. This assessment was used to fully recapitalize the SAIF. Payment of this special assessment reduced the Bank's annual FDIC insurance premium rate from 23 basis points of insured deposit liabilities to 6.5 basis points, or by approximately 72%, prospectively.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $27.3 million, $20.5 million, and $15.3 million during the years ended December 31, 1997, 1996, and 1995, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the bank branch network, the increased levels of mortgage production, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

TABLE 3

NON-INTEREST EXPENSES

                                                     Years Ended December 31,
                                               1997          1996           1995
                                           ---------------------------------------
                                                        (In thousands)
Compensation and benefits                    $ 42,132      $ 40,524       $ 30,809
Commissions                                    14,231        12,367         11,102
Occupancy and equipment                        12,810        12,125          8,873
Advertising                                     1,637           943            597
Core deposit amortization                       1,290         1,290          1,330
Federal insurance premium                         477         4,435          1,122
Other                                          27,305        20,474         15,536
                                           ---------------------------------------
Total                                          99,882        92,158         69,369
Less: capitalized direct costs of loan        (37,379)      (33,338)       (27,653)
 closings
Total, net                                   $ 62,503      $ 58,820       $ 41,716
                                           =======================================
Efficiency ratio(1)                              59.7%         64.8%          60.4%

(1) Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These cost are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 1997 Flagstar deferred $37.4 million of loan origination costs, while during 1996 and 1995 such deferred expenses totaled $33.3 million and $27.7 million, respectively. On a per loan basis, the cost deferral totaled $541, $503, and $496 during 1997, 1996, and 1995, respectively. The increase in the costs per loan recorded reflect normal cost increases associated with inflation and in 1997 the increased costs reflect the Company's increased shift to correspondent funding versus wholesale funding.

FEDERAL INCOME TAXES

For the year ended December 31, 1997, the Company's provision for federal income taxes as a percentage of pretax earnings was 37.9%, compared to 37.7% in 1996 and 37.8% in 1995. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates due primarily to the non deductibility of the core deposit premium amortization. Refer to Note 10 of the Notes to the Consolidated Financial Statements, in Item
8. Financial Statements and Supplementary Data, herein for further discussion of the Company's federal Income taxes.

FINANCIAL CONDITION

The Company's assets totaled $1.9 billion at December 31, 1997, reflecting an increase of $.6 billion over December 31, 1996. Loans receivable, net increased $544.5 million, reflecting the retention of a portion of the Bank's mortgage loan closings. During 1997, mortgage loan originations totaled a record $7.9 billion, compared to $6.8 billion in 1996 and $5.2 billion in 1995. Table 4, 5, 6 and 7 set forth the Company's loan portfolio and the activity within the different loan categories, for the past five years.

TABLE 4

LOAN PORTFOLIO SCHEDULE

                                                                    At December 31,
DESCRIPTION:                               1997           1996           1995           1994           1993
                                       ----------------------------------------------------------------------
                                                                    (In Thousands)
  Mortgage loans available for sale     $1,197,152     $  840,767      $620,455       $205,480       $389,073

  Loans held for investment:
    Mortgage loans                         282,224        120,924       178,246        354,554             24
    Consumer loans                          34,004         33,608        39,331         19,271             11
    Commercial loans                        80,255         46,202         8,566          7,546          6,167
    Construction loans                      35,373         59,270        48,933         25,499         19,864
    Commercial real estate loans            31,751         13,565        30,504         22,930            840
                                       ----------------------------------------------------------------------
      Total loans held for investment      463,607        273,569       305,580        429,800         26,906
  Allowance for losses                      (5,500)        (3,500)       (2,102)        (1,871)          (901)
                                       ----------------------------------------------------------------------
Total loans receivable (net)            $1,655,259     $1,110,836      $923,933       $633,409       $415,078
                                       ======================================================================

TABLE 5

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

                                                                     Year Ended December 31,
DESCRIPTION:                                             1997          1996           1995           1994
                                                     -------------------------------------------------------
                                                                         (In Thousands)
Beginning mortgage loans available for sale           $  840,767    $  620,455     $  205,480     $  389,073

Mortgage loans originated                              7,950,098     6,850,277      5,251,510      3,752,650
Mortgage loans repurchased                                58,516        54,788          4,477          2,683
Mortgage loans transferred from held for investment           --            --        185,111             --

Mortgage loans sold servicing retained                 6,559,893     5,651,216      4,239,777      3,421,784
Mortgage loans sold servicing released                   736,235       948,352        540,421        248,218
Mortgage loan amortization / prepayments                 273,969        74,683        244,144        161,225
Mortgage loans transferred to held for investment         82,132        10,502          1,781        107,699
                                                     -------------------------------------------------------
Ending mortgage loans available for sale              $1,197,152    $  840,767     $  620,455     $  205,480
                                                     =======================================================

TABLE 6

LOANS HELD FOR INVESTMENT ACTIVITY SCHEDULE

                                                                  Year Ended December 31,
DESCRIPTION:                                          1997          1996          1995          1994
                                                  ----------------------------------------------------
                                                                     (In Thousands)
Beginning loans held for investment                 $273,569      $305,580      $429,800      $ 26,906

Loans originated                                     127,576       129,436       162,137       236,700
Increase in lines of credit                           38,859             -             -             -
Loans transferred from available for sale             82,132        10,502         1,781       107,699
Loans acquired in merger                                   -             -             -       140,302

Loan amortization / prepayments                       43,239       161,372       101,246        79,002
Loans transferred to available for sale                    -             -       185,111             -
Loans transferred to repossessed assets               15,290        10,577         1,781         2,805
                                                  ----------------------------------------------------
Ending mortgage loans held for investment           $463,607      $273,569      $305,580      $429,800
                                                  ====================================================

TABLE 7

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

                                                                  Year Ended December 31,
DESCRIPTION:                                          1997          1996          1995          1994
                                                  -----------------------------------------------------
                                                                      (In Thousands)
Beginning loans serviced for others                $4,801,581    $6,788,530    $5,691,421    $6,198,311

Loans servicing originated                          6,530,243     5,633,545     4,220,385     3,303,101
Loans servicing acquired in merger                          -             -             -        44,340

Loan servicing amortization / prepayments           1,283,336     1,146,564       851,188     1,277,049
Loans servicing sales                               3,635,691     6,473,930     2,272,088     2,577,282

Ending loans serviced for others                   $6,412,797    $4,801,581    $6,788,530    $5,691,421
                                                  =====================================================

LOANS RECEIVABLE. Mortgage loans available for sale and mortgage loans held for investment increased, in the aggregate, $517.7 million from $961.7 million at December 31, 1996 to $1.5 billion at December 31, 1997. Mortgage loans available for sale increased $356.4 million, or 42.4%, to $1.2 billion at December 31, 1997, from $840.8 million at December 31, 1996. Loans held for investment increased $190.0 million, or 69.4%, from $273.6 million at December 31, 1996 to $463.6 million at December 31, 1997. In each case management retained more loans to maximize the earnings power available because of the leverage available to the Company.

ALLOWANCE FOR LOSSES. The allowance for losses totaled $5.5 million at December 31, 1997, an increase of $2.0 million, or 57.1%, from $3.5 million at December 31, 1996. The allowance for losses as a percentage of non-performing loans was 12.41% and 11.43% at December 31, 1997 and 1996, respectively. The Company's non-performing loans totaled $44.3 million and $30.6 million at December 31, 1997 and 1996, respectively, and, as a percentage of total loans, were 2.67% and 2.75% at December 31, 1997 and 1996, respectively. The increase in the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical and anticipated loss experience on such types of loans, and current and projected economic conditions.

FHLB STOCK. Holdings of FHLB stock increased from $19.7 million at December 31, 1996 to $40.0 million at December 31, 1997 since the Company's FHLB advances increased to fund the increased mortgage loan portfolio. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. See "Regulation--Federal Home Loan Bank System."

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $29.1 million at December 31, 1997, an increase of $8.2 million, or 39.2%, from $20.9 million at December 31, 1996. This increase reflects the Company's investment in technology, along with the expansion of the bank branches, the increased national presence in the mortgage acquisition area, and the Company's acquisition of land to be used in building a national headquarters.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights totaled $83.8 million at December 31, 1997, an increase of $53.7 million, from $30.1 million at December 31, 1996. For the year ended December 31, 1997, $6.5 billion of loans underlying mortgage servicing rights were originated and purchased, and $4.9 billion were reduced through sales, prepayments, and amortization resulting in a net increase in mortgage loans serviced for others of $1.6 billion from $4.8 billion to $6.4 billion at December 31, 1997.

OTHER ASSETS. Other assets decreased $18.1 million, or 33.7%, to $35.6 million at December 31, 1997, from $53.7 million at December 31, 1996. The majority of this decrease was attributable to the receipt of receivables recorded in conjunction with a $700 million sale of mortgage servicing rights during September 1996 and a $3.0 billion sale of mortgage servicing rights in December 1996 which were received in 1997. Upon a sale of mortgage servicing rights, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due.

LIABILITIES. The Company's total liabilities increased $555.7 million, or 45.6%, to $1.8 billion at December 31, 1997, from $1.2 billion at December 31, 1996. This increase was primarily attributable to an increase in the Company's deposit portfolio and the amount of FHLB advances, offset in part by a decrease in the amount of undisbursed payments on loans serviced for others, the amount of escrow accounts held, and the amount of liability for checks issued.

DEPOSITS. Deposit accounts increased $485.4 million, or 77.7%, to $1.1 billion at December 31, 1997, from $624.5 million at December 31, 1996. This increase reflects the Company's deposit growth strategy through its branch network and its pricing strategy. The number of bank branches has increased from 15 at December 31, 1996 to 19 at December 31, 1997. The Company's aggressive pricing strategy attracts one-year certificates of deposit and brokered funds. The Company relies upon both its retail customer base and nationwide advertising of its deposit rates to attract deposits. At December 31, 1997, the Company's certificates of deposit totaled $966.3 million, with an average balance of $44,136 and a weighted average cost of 6.04%. Of such amount, approximately $600.8 million were brokered deposits with a weighted average cost of 6.01%.

FHLB ADVANCES. FHLB advances increased $92.6 million, or 23.8%, to $482.4 million at December 31, 1997, from $389.8 million at December 31, 1996. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others decreased $15.5 million, or 25.2%, to $45.9 million at December 31, 1997, from $61.4 million at December 31, 1996. The month-end average amount of these funds was $40.6 million and $67.3 million during 1997 and 1996, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Total loans serviced at December 31, 1996 equaled $9.5 billion versus $8.0 billion at December 31, 1996.

ESCROW ACCOUNTS. The amount of funds in escrow accounts decreased $17.6 million, or 28.9%, to $43.4 million at December 31, 1997, from $61.0 million at December 31, 1996. The average of the month end balances in these accounts was $58.5 million and $82.3 million during 1997 and 1996, respectively. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner's insurance, and other insurance product liabilities. These balances fluctuate with the size of the servicing for others portfolio and also depend upon the scheduled payment dates for the related expenses. Total loans serviced at December 31, 1996 equaled $9.5 billion versus $8.0 billion at December 31, 1996.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued increased $6.1 million, or 15.3%, to $45.9 million at December 31, 1997, from $39.8 million at December 31, 1996. This liability reflects the outstanding amount of checks the Company has written in conjunction with acquiring mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company's mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable decreased $1.7 million, or 7.6%, to $20.8 million at December 31, 1997, from $22.5 million at December 31, 1996. This decrease was primarily attributable to the timing of payments and a decrease in the current tax liability. See Note 10 of Notes to the Consolidated Financial Statements.

OTHER LIABILITIES. Other liabilities decreased $1.2 million, or 7.1%, to $15.7 million at December 31, 1997, from $16.9 million at December 31, 1996. This liability primarily reflects amounts received in conjunction with acquiring mortgage loans, but not yet applied. This account grows or contracts in conjunction with the amount of loans that are in the Company's mortgage pipeline.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 19 bank branches. Throughout 1997, the Company has focused on expanding its branch network in these markets in order to increase its access to retail deposit funding sources. This provides cross-marketing opportunities of consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activity consists of the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation. See Note 16 of Notes to the Consolidated Financial Statements.

TABLE 7

RETAIL BANKING OPERATIONS

                               At or for the year ended December 31,
                                1997        1996 (1)         1995
                             ---------------------------------------
                                     ( In thousands )
Revenues                      $ 30,202      $ 13,791       $ 12,390
Earnings before taxes           19,341         3,305          3,549
Identifiable assets            564,551       387,201        307,620

TABLE 8

MORTGAGE BANKING OPERATIONS

                                At or for the year ended December 31,
                                  1997         1996 (1)         1995
                             -----------------------------------------
                                       ( In thousands )
Revenues                      $   72,353      $   74,955      $ 54,459
Earnings before taxes             15,696          24,017        21,346
Identifiable assets            1,463,288       1,112,676       782,802

(1) Included in the 1996 operating and administrative expenses is a one-time assessment to recapitalize the SAIF. The Company's pre-tax portion of which totaled $3.4 million.

ASSET AND LIABILITY MANAGEMENT

Flagstar considers that its primary business objective is to provide shareholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. Flagstar's interest rate risk management focuses on interest rate sensitivity through the use of simulation models, in an attempt to measure and project the potential effects of various market interest-rate scenarios on the Company's balance sheet. Unlike most savings institutions, Flagstar will record higher levels of net interest income in a rising interest rate environment and will experience declining net interest income during periods of falling interest rates. This happens because the Bank's assets reprice or are sold faster than the majority of the Bank's funding sources will reset.

Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the "one-year repricing gap." A positive one-year repricing gap indicates that more assets reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities reprice than assets. The Company's one-year repricing gap stood at a positive $556 million, or 29% of total assets at December 31, 1997.(See
Table 9 -- Asset/Liability Repricing Schedule, December 31, 1997).

While gap analysis is the most commonly used indicator of interest rate risk in the savings and loan industry, there is no single interest rate risk measurement system that takes into consideration all of the factors which influence the net interest margin. Other significant factors which impact reported net interest margins include changes in the shape of the U.S. Treasury yield curve, the volume and composition of loan originations and repayment rates on loans.

Table 9 sets forth the repricing of the Company's earning assets and interest-bearing liabilities at December 31, 1997, based on the interest rate scenario at that date. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. Based on available published statistics, average prepayment rates with respect to mortgage loans have been estimated at 20.33%. The decay rate used for passbook savings accounts was 15%.

TABLE 9

ASSET/LIABILITY REPRICING SCHEDULE

                                               Maturing/Repricing In:                                                       FMV
                                      1998     1999     2000     2001     2002   Thereafter    Total   Rate    Total
                                   ----------------------------------------------------------------------------------
EARNING ASSETS:                                                      (In Millions)
Mortgage loans available for sale   $  625   $   73   $   60   $   51   $   66      $   322    $1,197  7.70%   $1,213
Loans held for investment              349       16       15       10       27           41       458  7.72       460
Other earning assets                    40        1       --       --       --           --        41  5.01        41
                                   ------------------------------------------------------------------         -------
Total                               $1,014   $   90   $   75   $   61   $   93      $   363    $1,696  7.64%   $1,714
INTEREST-BEARING LIABILITIES:
Deposits                            $  584   $  244   $  119      125   $    8           30    $1,110  5.71%   $1,113
FHLB advances                          382      100       --       --       --           --       482  5.93       482
                                   ------------------------------------------------------------------         -------
Total                               $  966   $  344   $  119   $  125   $    8           30    $1,592  5.78%   $1,595
OFF-BALANCE SHEET:
Commitment to sell loans            $  834    ($ 12)   ($ 14)   ($ 15)   ($ 20)      ($ 773)
Commitment to originate loans         (326)       5        6        6        7          302
                                   --------------------------------------------------------
Total                               $  508     ($ 7)    ($ 8)    ($ 9)   ($ 13)      ($ 471)
                                                                                                      -----
Interest rate spread                                                                                   1.86%
                                                                                                      =====

Excess (Deficiency) of
earning assets over (to)           ------------------------------------------------------------------
interest-bearing liabilities        $  556   $ (261)   ($ 52)   ($ 73)  $   72       ($ 138)   $  104    (1)
                                   ==================================================================

(1) The excess of earning assets over paying liabilities has the effect of increasing the indicated spread by .36%.

ASSET QUALITY

The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company's primary lending focus, has historically resulted in minimal charge offs. At December 31, 1997, approximately 87.2% of the Company's earning assets consisted of mortgage loans.

The credit quality of the Company's commercial, consumer, and commercial real estate loan portfolio, which in the aggregate comprise only 8.6% of total earning assets (8.8% of total loans) at December 31, 1997, remains good. During the past two years, the Company has begun emphasizing commercial real estate lending. Management plans to increase the size of these loan portfolios. As has been the Company's historical practice, such growth will be achieved with adherence to sound underwriting and credit standards.

The Company's level of non performing assets, which totaled $62.6 million at December 31, 1997, continues to represent a modest level of credit exposure for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non performing if it meets any of the following criteria:
1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower's inability to pay as contractually specified ("troubled debt restructurings"). Loans are generally placed into non accrual status when they become 90 days delinquent.

Gross interest income of approximately $4.8 million, $2.7 million and $.9 million would have been recorded in 1997, 1996, and 1995, respectively, on non accrual loans if the loans had performed in accordance with their original terms.

The Company implemented Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," ("SFAS 118") during 1994. In accordance with the provisions of SFAS 118, the Company has classified $3.6 million of delinquent commercial loans as impaired loans at December 31, 1997. See Note 4 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. All impaired loans are carried at fair value.

TABLE 10

NONPERFORMING ASSETS

                                                                       December 31,
                                                      1997       1996       1995       1994      1993
                                                    --------------------------------------------------
                                                                      (In Thousands)
Non accrual loans                                    $44,329    $30,621    $10,686   $ 1,739    $1,549
Real estate and other repossessed assets              18,262     10,363      2,359     1,271     1,249
                                                    --------------------------------------------------
Total non performing assets                           62,591     40,984     13,045     3,010     2,798
Less allowance for losses                             (5,500)    (3,500)    (2,102)   (1,871)     (901)
                                                    --------------------------------------------------
Total non performing assets (net of allowances)      $57,091    $37,484    $10,943   $ 1,139    $1,897
                                                    ==================================================
Ratio of non performing assets to total assets          3.29%      3.16%      1.25%     0.42%     0.60%
Ratio of non performing loans to total loans            2.67%      2.75%      1.15%     0.27%     0.37%
Ratio of allowances to non performing loans            12.41%     11.43%     19.67%   107.59%    58.17%
Ratio of allowances to total loans                      0.33%      0.31%      0.23%     0.29%     0.22%
Ratio of net charge-offs to average loans               0.20%      0.13%      0.00%     0.08%     0.08%

The Company's 1997 year-end ratio of non performing assets to total assets was 3.29%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company's portfolio. At December 31, 1997, $42.4 million, or 95.6% of total non performing loans were secured by residential real estate.

Management is of the opinion that the allowance for losses at December 31, 1997 is adequate to meet potential losses in the portfolio. It must be understood, however, that these allowances are dependent upon estimates and appraisals and the possibility exists that changes in such estimates, appraisals and evaluations might be required because of changing economic conditions.

The increase in the allowance for losses in 1997, 1996, and 1995 was due to the higher volume of loans outstanding and the increase in the amount of charge-offs made in each respective year. See Table 11, 12, and 13 for additional information on the Company's loan loss allowance and non performing loans.

Refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's policies regarding provisions for losses and allowances for uncollected interest.

TABLE 11

NON-ACCRUAL LOANS AT DECEMBER 31, 1997

                                                         NON PERFORMING         AS A % OF              AS A % OF
                                   LOAN PORTFOLIO             LOAN            LOAN PORTFOLIO        NON PERFORMING
                                       BALANCE              BALANCE              BALANCE                 LOANS
                                 ----------------------------------------------------------------------------------
                                          (In Thousands)
One- to four-family                  $1,479,376             $42,394                2.55%                 95.64%
Commercial                               80,255                  33                  --                   0.07
Construction                             35,373               1,377                 .09                   3.11
Consumer                                 34,004                 525                 .03                   1.18
Commercial real estate                   31,751                  --                  --                     --
                                 -----------------------------------------------------------------------------
Total loans                           1,660,759              44,329                 2.67%                100.00%
Less allowances for losses               (5,500)             (5,500)
                                 ----------------------------------
Total loans (net of allowances)      $1,655,259             $38,829
                                 ==================================



TABLE 12

LOSS ALLOWANCE ALLOCATION

                                                                     AT DECEMBER 31,
                                 1997                1996                 1995                 1994                1993
                          ----------------------------------------------------------------------------------------------------
                                    PERCENT             PERCENT              PERCENT              PERCENT             PERCENT
                                   OF LOANS            OF LOANS             OF LOANS             OF LOANS            OF LOANS
                                    IN EACH             IN EACH              IN EACH              IN EACH             IN EACH
                                   CATEGORY            CATEGORY             CATEGORY             CATEGORY            CATEGORY
                                   TO TOTAL            TO TOTAL             TO TOTAL             TO TOTAL            TO TOTAL
                          AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT      LOANS     AMOUNT     LOANS    AMOUNT     LOANS

                          ----------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage loans :
    Available for sale     $1,500      72.1%   $1,000      75.4%   $  248        67.0%   $  289      32.3%    $356        93.5%
    Held for investment       700      17.0%      200      10.9%       78        19.2%      531      55.8%      --         -- %

Construction                  300       2.1%      400       5.3%      367         5.3%      191       4.0%     149         4.8%
Consumer                      300       2.0%      300       3.0%      393         4.3%      193       3.0%      --         -- %
Commercial                    200       4.9%      200       4.2%       43         0.9%       38       1.2%      31         1.5%
Commercial real estate        700       1.9%      100       1.2%      305         3.3%      234       3.7%       9         0.2%
Unallocated                 1,800       -- %    1,300       -- %      668         -- %      395       -- %     356         -- %
                          ----------------------------------------------------------------------------------------------------
      Total                $5,500     100.0%   $3,500     100.0%   $2,102       100.0%   $1,871     100.0%    $901       100.0%
                          ====================================================================================================



TABLE 13

LOSS ALLOWANCE ACTIVITY

                                           1997      1996      1995      1994     1993
                                         ---------------------------------------------
                                                         (In thousands)
Balance at the beginning of the period   $ 3,500   $ 2,102    $1,871    $  901   $ 550
  Provision for losses                     5,015     2,604       238       290     644
  Allowances of acquired institution          --        --        --     1,001      --
  Charge-offs, net of recoveries          (3,015)   (1,206)       (7)     (321)   (293)
                                         ---------------------------------------------
Balance at the end of the period         $ 5,500   $ 3,500    $2,102    $1,871   $ 901
                                         =============================================

LIQUIDITY AND CAPITAL RESOURCES

The standard measure of liquidity in the thrift industry is the ratio of cash and eligible investments, as defined by regulation, to the sum of net withdrawable savings and borrowings due within one year. The OTS has established the current minimum liquidity requirement at 5%. The Company, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements. For the month ending December 31, 1997, the Company's liquidity ratio was 14.6%.

The Company's primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, and cash generated from operations, and customer escrow accounts. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $317.2 million during 1997, representing an increase of $81.1 million, or 34.3%, compared to 1996. This increase, was attributable to an increased asset base and a lower interest rate environment in 1997 which increased the amount of loan refinancings or payoffs.

Sales of mortgage loans totaled $7.2 billion in principal balance during 1997, compared to $6.6 billion in 1996. The sales recorded during 1997 were higher than in 1996 due to the increased loan origination volume. Only a portion of loans originated are retained by the Bank and held for investment.

Customer deposits increased $485.4 million, or 77.7%, and totaled $1.1 billion at December 31, 1997. The increase is directly attributable to the Company's aggressive approach to increasing retail deposits. During 1997, the Company increased its borrowings from the FHLB by $92.6 million, or 23.8%. The Company utilizes FHLB advances to assist in funding mortgage loan production.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million.

In November 1997, the Company paid an initial quarterly cash dividend on its common stock of $0.06 per share. On February 13, 1998, the Company's Board of Directors paid a quarterly cash dividend of $0.06 per share.

Stockholders' equity increased $48.1 million to $126.6 million at December 31, 1997, an increase of 61.3%. This level of stockholders' equity represented 6.66% of total assets at December 31, 1997.

At December 31, 1997, the Company had outstanding rate-lock commitments to lend $498.8 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $25.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 1997, the Company had outstanding commitments to sell $853.0 million of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $99.5 million at December 31, 1997. Such commitments include $139.8 million in warehouse lines of credit to various mortgage companies, of which $77.5 million was drawn upon as of December 31, 1997.

ACCOUNTING AND REPORTING DEVELOPMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Bank does not anticipate that adoption of SFAS No. 130 will have a material effect on the Bank.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Bank does not anticipate that the adoption of SFAS No. 131 will have a material effect on the Bank.

IMPACT OF INFLATION AND CHANGING PRICES. The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

YEAR 2000 PROBLEM. The Bank is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, send invoices or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Bank depend upon the successful operation on a daily basis of its computer software programs. The Bank relies upon software purchased from third party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with these vendors, management believes that most of its software already reflects changes necessary to avoid the Year 2000 Problem. The Bank expects to update during 1998 any remaining software that could be affected by the Year 2000 Problem to eliminate remaining concerns. This update is not expected to have any adverse material financial impact on the Bank.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set for the under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" Asset/Liability Management" is incorporated herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants.......................   F-2

Consolidated Statements of Financial Condition as of
  December 31, 1997 and 1996.............................................   F-3

Consolidated Statements of Earnings for the Years Ended
  December 31, 1997, 1996 and 1995.......................................   F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1997, 1996, and 1995......................................   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996, and 1995......................................   F-6

Notes to the Consolidated Financial Statements...........................   F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP


Detroit, Michigan
February 27, 1998

                            FLAGSTAR  BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

--------------------------------------------------------------------------------

                                                                           AT DECEMBER 31,
ASSETS                                                               1997                    1996
                                                            -------------------------------------------
Cash and cash equivalents                                            $   21,928              $   44,187
  Loans receivable
    Mortgage loans available for sale                                 1,197,152                 840,767
    Loans held for investment                                           463,607                 273,569
    Less: allowance for losses                                           (5,500)                 (3,500)
                                                            -------------------     -------------------
Loans receivable, net                                                 1,655,259               1,110,836
Federal Home Loan Bank stock                                             40,025                  19,725
Other investments                                                           538                     887
                                                            -------------------     -------------------
Total earning assets                                                  1,695,822               1,131,448
Accrued interest receivable                                              16,492                   6,626
Repossessed assets                                                       18,262                  10,363
Premises and equipment                                                   29,131                  20,866
Mortgage servicing rights                                                83,845                  30,064
Other assets                                                             35,604                  53,672
                                                            -------------------     -------------------
            Total assets                                             $1,901,084              $1,297,226
                                                            ===================     ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIEs
Deposit accounts                                                     $1,109,933              $  624,485
Federal Home Loan Bank advances                                         482,378                 389,801
                                                            -------------------     -------------------
Total interest bearing liabilities                                    1,592,311               1,014,286
Accrued interest payable                                                 10,555                   2,712
Undisbursed payments on
   loans serviced for others                                             45,852                  61,445
Escrow accounts                                                          43,368                  61,009
Liability for checks issued                                              45,896                  39,813
Federal income taxes payable                                             20,808                  22,548
Other liabilities                                                        15,677                  16,945
                                                            -------------------     -------------------
         Total liabilities                                            1,774,467               1,218,758
Commitments and Contingencies (Notes 4, 6, 7, 12 and 16)                     --                      --

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
40,000,000 shares authorized,
13,670,000 and 11,250,000 shares issued at
December 31, 1997 and 1996, respectively                                    137                     112
Additional paid in capital                                               29,988                   2,816
Retained earnings                                                        96,492                  75,540
                                                            -------------------     -------------------
         Total stockholders' equity                                     126,617                  78,468
                                                            -------------------     -------------------
    Total liabilities and stockholders' equity                       $1,901,084              $1,297,226
                                                            ===================     ===================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR  BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                         1997                   1996                   1995
                                                 ----------------------------------------------------------------
INTEREST INCOME
Loans                                                       $120,214               $74,588                $69,543
Other                                                          2,538                 1,591                  1,761
                                                 -------------------     -----------------      -----------------
    Total                                                    122,752                76,179                 71,304
INTEREST EXPENSE
Deposits                                                      50,143                30,431                 25,123
FHLB advances                                                 28,709                14,291                 15,072
Other                                                          1,181                 1,245                  1,248
                                                 -------------------     -----------------      -----------------
    Total                                                     80,033                45,967                 41,443
                                                 -------------------     -----------------      -----------------
Net interest income                                           42,719                30,212                 29,861
Provision for losses                                           5,015                 2,604                    238
                                                 -------------------     -----------------      -----------------
Net interest income after provision for losses                37,704                27,608                 29,623

NON-INTEREST INCOME
Loan administration                                            6,127                11,859                 14,248
Net gain on loan sales                                        21,775                 4,511                  2,872
Net gain on sales of mortgage servicing rights                27,095                35,129                 13,356
Other fees and charges                                         4,839                 7,035                  6,512
                                                 -------------------     -----------------      -----------------
    Total                                                     59,836                58,534                 36,988
NON-INTEREST EXPENSE
Compensation and benefits                                     25,930                25,553                 19,665
Occupancy and equipment                                       12,810                12,126                  9,062
General and administrative                                    23,763                21,141                 12,989
                                                 -------------------     -----------------      -----------------
    Total                                                     62,503                58,820                 41,716
                                                 -------------------     -----------------      -----------------
Earnings before federal income taxes                          35,037                27,322                 24,895
Provision for federal income taxes                            13,265                10,299                  9,419
                                                 -------------------     -----------------      -----------------
NET EARNINGS                                                $ 21,772               $17,023                $15,476
                                                 ===================     =================      =================

EARNINGS PER SHARE - BASIC                                     $1.70                 $1.51                  $1.37
                                                 ===================     =================      =================

EARNINGS PER SHARE - DILUTED                                   $1.68                 $1.51                  $1.37
                                                 ===================     =================      =================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR  BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                 ADDITIONAL                                   TOTAL
                                              COMMON              PAID IN              RETAINED           STOCKHOLDERS'
                                               STOCK              CAPITAL              EARNINGS               EQUITY
                                         --------------     -----------------     ---------------     -------------------
Balance at January 1, 1995                         $113               $ 2,829             $46,477                $ 49,419

Net earnings                                          -                     -              15,476                  15,476
Stock repurchase                                     (1)                  (13)               (436)                   (450)
Dividend paid ($0.18 per share)                       -                     -              (2,000)                 (2,000)
                                         --------------     -----------------     ---------------     -------------------
Balance at December 31, 1995                        112                 2,816              59,517                  62,445

Net earnings                                          -                     -              17,023                  17,023
Dividend paid ($0.09 per share)                       -                     -              (1,000)                 (1,000)
                                         --------------     -----------------     ---------------     -------------------
Balance at December 31, 1996                        112                 2,816              75,540                  78,468

Net earnings                                          -                     -              21,772                  21,772
Initial public offering of common shares             25                27,172                   -                  27,197
Dividend paid ($ 0.06 per share)                      -                     -                (820)                   (820)
                                         --------------     -----------------     ---------------     -------------------
Balance at December 31, 1997                       $137               $29,988             $96,492                $126,617
                                         ==============     =================     ===============     ===================

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR  BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                           1997            1996            1995
                                                                                     ---------------------------------------------
OPERATING ACTIVITIES
    Net earnings                                                                       $    21,772     $    17,023     $    15,476
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                   5,015           2,604             238
      Depreciation and amortization                                                         17,161          17,287          11,072
      Net gain on the sale of assets                                                        (1,100)           (187)           (493)
      Net gain on loan sales                                                               (21,775)         (4,511)         (2,872)
      Gain on sales of mortgage servicing rights                                           (27,095)        (35,129)        (13,356)
      Provision (benefit) for deferred federal income taxes                                 16,813            (773)          3,415
      Proceeds from sales of loans available for sale                                    7,225,460       6,604,080       4,783,070
      Originations and repurchases of loans available for sale, net of principal        (7,578,375)     (6,830,382)     (5,011,843)
       repayments
      Increase in accrued interest receivable                                               (9,866)         (2,319)         (1,214)
      Decrease (increase) in other assets                                                   16,250         (34,369)         (8,896)
      Increase in accrued interest payable                                                   7,843             497           1,254
      Increase (decrease) in liability for checks issued                                     6,083         (46,037)         46,496
      (Decrease) increase in federal taxes payable                                         (18,553)          8,666           3,750
      (Decrease) increase in other liabilities                                              (1,268)          4,020           8,326
                                                                                     -------------     ----------      -----------
          Net cash used in operating activities                                           (341,635)       (299,530)       (165,577)
INVESTING ACTIVITIES
      Maturity of other investments                                                            349             431              32
      Purchase of other investments                                                              -            (500)              -
      Originations of loans held for investment, net of principal repayments              (190,040)         31,936         (60,891)
      Purchase of Federal Home Loan Bank Stock                                             (20,300)         (1,925)         (5,034)
      Proceeds from the disposition of repossessed assets                                    8,205           1,813             675
      Acquisitions of premises and equipment                                               (16,306)         (7,596)         (6,632)
      Proceeds from the disposition of premises and equipment                                2,733               -               -
      Proceeds from the disposition real estate held for investment                            735               -               -
      Increase in mortgage servicing rights                                                (92,441)        (63,499)        (31,106)
      Proceeds from the sale of mortgage servicing rights                                   55,273          85,203          29,040
                                                                                     -------------     ----------      -----------
          Net cash (used in) provided by investing activities                             (251,792)         45,863         (73,916)
FINANCING ACTIVITIES
      Net increase in deposit accounts                                                     485,448          97,511         218,984
      Net increase (decrease) in Federal Home Loan Bank advances                            92,577         198,645          (9,594)
      Net (disbursement) receipt of payments of loans serviced for others                  (15,593)          1,433          25,023
      Net (disbursement) receipt of escrow payments                                        (17,641)        (27,854)         10,993
      Stock repurchase                                                                           -               -            (450)
      Proceeds from the initial public offering                                             27,197               -               -
      Dividends paid to stockholders                                                          (820)         (1,000)         (2,000)
                                                                                     -------------     ----------      -----------
          Net cash provided by financing activities                                        571,168         268,735         242,956
                                                                                     -------------     ----------      -----------
Net (decrease) increase in cash and cash equivalents                                       (22,259)         15,068           3,463
Beginning cash and cash equivalents                                                         44,187          29,119          25,656
                                                                                     -------------     ----------      -----------
Ending cash and cash equivalents                                                       $    21,928     $    44,187     $    29,119
                                                                                     =============     ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                               $    15,290     $    10,577     $     1,781
                                                                                     =============     ===========     ===========
      Total interest payments made on deposits and other borrowings                    $    72,189     $    45,470     $    40,189
                                                                                     =============     ===========     ===========
      Federal income taxes paid                                                        $    15,000     $     2,300     $     2,500
                                                                                     =============     ===========     ===========
      Loans held for investment transferred to loans available for sale                $      -        $      -        $   185,111
                                                                                     =============     ===========     ===========
      Loans available for sale transferred to loans held for investment                $    63,827     $      -        $     -
                                                                                     =============     ===========     ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR  BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. Flagstar's primary business consists of attracting deposits from the general public and originating or acquiring residential mortgage loans. The Company also acquires funds on a wholesale basis from a variety of sources, services a significant volume of loans for others, and to a lesser extent makes consumer loans, commercial real estate loans, and non-real estate commercial loans.

The Bank is a member of the Federal Home Loan Bank System ("FHLB") and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").

In January 1996, the Bank changed its name from First Security Savings Bank, FSB to Flagstar Bank, FSB.

NOTE 2 - CORPORATE STRUCTURE

The following is a listing of the subsidiaries of the Company and the Bank:

  The Company owns four subsidiaries besides the Bank, FSSB Real Estate Development Corporation ("REDC"), Douglas Insurance Agency ("DIA"), Mortgage Video Network, Inc. ("Video"), and First Security Investment Group, Inc. ("Investment") whose results of operations are not significant.

  The Bank acquired the stock of Security Savings Bank, F.S.B. ("Security") a federally chartered stock savings bank on June 30, 1994. This acquisition was accounted for using the purchase method of accounting. Security was held as a subsidiary of the Bank from June 30, 1994 to February 1, 1996. On February 1, 1996, Security was merged with and into the Bank.

  The Bank owns five subsidiaries, Mid Michigan Service Corporation ("MMSC") and SSB Funding Corporation ("Funding"), Boston Credit Corporation ("BCC"), Mortgage Affiliated Services, Inc. ("MAS"), and FSSB Mortgage Corporation ("Mortgage"). MMSC is a Michigan corporation engaged in leasing and sub-leasing commercial real estate and Funding is a finance subsidiary; both subsidiaries are currently inactive. BCC and Mortgage are also currently inactive and MAS is a document preparation company. During the first quarter of 1996, FSSB Mortgage Corporation was acquired by the Bank from Flagstar. During the first quarter of 1998, MAS was merged with and into the Bank.

  During 1997, the Bank formed two additional subsidiaries Flagstar Capital Corporation ("Capital") and Flagstar Credit Corporation ("Credit"). Capital will purchase mortgage loans from the Bank and hold them for investment purposes. Credit is expected to enter into agreements with various private mortgage insurance companies for the purpose of participating in mortgage reinsurance or similar transactions.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers its investment in overnight deposits to be cash equivalents.

LOANS RECEIVABLE

The Company originates loans which are designated to be held for investment or sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Net unrealized losses are recognized in a valuation allowance by charges to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. Mortgage loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all mortgage loans held for investment for the foreseeable future.

ALLOWANCE FOR LOSSES

The allowance is maintained at a level adequate to absorb losses inherent in the loan portfolio. Management determines the adequacy of the allowance by applying projected loss ratios to the risk ratings of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions, the risk characteristics of the various categories and concentrations of loans, transfer risk and other pertinent factors.

Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for losses and recoveries on loans previously charged off are added to the allowance. In addition, a specific provision is made for expected loan losses to reduce the recorded balances of loans receivable to their estimated net realizable value. Such specific provision is based on management's estimate of net realizable value considering the current and anticipated operating or sales environment. These estimates of collateral value are particularly susceptible to market changes that could result in adjustments to the results of earnings in the future. Recovery of the carrying value of such loans or such loan or the underlying collateral is dependent to a great extent on economic, operating and other conditions that may beyond the Company's control. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114 (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995, which addresses the accounting by creditors for the impairment of certain loans. The provisions of SFAS 114 do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value or at the lower of cost or fair value. The Company considers its residential mortgage loan portfolio to represent a pool of smaller balance homogeneous loans. Commercial, commercial real estate, construction and consumer loan portfolios are specifically reviewed for impairment. The adoption had no effect on the recorded allowance for losses.

The Company considers a loan impaired when it is probable, in the opinion of management, that interest and principal may not be collected according to the contractual terms of the loan agreement. Consistent with this definition, the Company considers all non-accrual loans (with exception of residential mortgages) to be impaired. Impaired loans which have risk characteristics that are unique to an individual borrower, are evaluated on a loan-by-loan basis. However, impaired loans that have risk characteristics in common with other impaired loans, (such as loan type, geographical location, or other characteristics that would cause the ability of the borrowers to meet contractual obligations to be similarly affected by changes in economic or other conditions), are aggregated and historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate are used as a means of measuring those impaired loans. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOAN ORIGINATION FEES, COMMITMENT FEES AND RELATED COSTS

Loan fees received are accounted for in accordance with SAFS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Mortgage loan fees and certain direct origination costs are capitalized. On loans available for sale, the net fee or cost is recognized at the time the loan is sold. For mortgage loans held for investment, the deferred amount is accounted for as an adjustment to interest income using a method that approximates the interest method.

REPOSSESSED ASSETS

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction. At the date of foreclosure, real estate properties acquired in settlement of loans are recorded at the lower of cost or net realizable value. Valuations are periodically performed by management, and a charge to earnings is made if the carrying value of a property exceeds its estimated fair value. Costs of holding repossessed assets, principally taxes and legal fees, are expensed as incurred.

FEDERAL INCOME TAXES

The Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

          Office buildings - 31 years
          Computer hardware and software - 3 to 5 years
          Furniture, fixtures and equipment - 5 to 7 years
          Automobiles - 3 years

During March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets and goodwill related to those assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective January 1, 1996. Adoption of this Statement did not have an impact on the financial condition or results of operations of the Company.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSR") represent the cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, the estimated net loan servicing income.

In May 1995 , the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This requires the capitalization of a mortgage servicing asset for every origination whether it be originated or purchased. SFAS No. 122 also dictates prescribed rules for the amortization, periodic valuation, and the required valuation adjustment. Prior to adoption, a value was capitalized for purchased mortgage servicing rights. This capitalization was in accordance with SFAS No. 65, "Accounting for Certain Mortgage Banking Practices".

The value of the mortgage servicing rights are periodically evaluated in relation to the estimated discounted net future servicing revenues. The portfolio is aggregated into stratifications based on loan term and type, and note rate. Estimates of remaining loan lives and prepayment rates are incorporated into this analysis. Changes in these estimates could materially change the estimated fair value and any valuation allowance. Valuation adjustments are recorded when the fair value of the servicing asset is less than the amortized book value on a stratum basis. Any valuation adjustment is recorded as an offset to the asset.

LOAN SALES

The Bank sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Bank makes certain representations and warranties to the investors. Should an investor determine that a breach of such representations or warranties occurred, the Bank may be required to repurchase loans from the investor. Such representations and warranties generally relate to the fact that the loans have been underwritten in accordance with the investor's guidelines and that the loans conform to the laws of the state of origination. Gain or loss on the sale of such loans is recognized upon consummation of the sale.

STOCK BASED COMPENSATION

The FASB has issued SFAS No. 123, "Accounting for Stock Based Compensation," which is effective for transactions entered into during 1996 and thereafter. The statement establishes a fair market value method of accounting for employee stock options and similar instruments such as warrants, and encourages all companies to adopt that method of accounting for all employee stock option plans. However, the statement allows companies to continue measuring compensation costs for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No.123 had been adopted. The Company has not adopted the fair value provisions of SFAS No. 123 but has disclosed the pro forma effects in accordance with the pronouncement.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The FASB has issued SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company adopted SFAS No. 128 at December 31, 1997. All per share data has been restated to reflect application of this new pronouncement.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial condition of a financial services company, and to some extent, its operating performance, is dependent to a significant degree upon estimates and appraisals of value, evaluations of creditworthiness and assumptions about future events and economic conditions. Recent history has demonstrated that these estimates, appraisals, evaluations and assumptions are subject to rapid change, and that such changes can materially affect the reported financial condition of a financial services company and its financial performance, and may result in restrictions on an institution's ability to continue to operate in its customary manner.

RECLASSIFICATIONS

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 1997 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statements requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS 131 will have a material effect on the Company.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

The loan portfolio is summarized as follows (in thousands):

                                                 DECEMBER 31,
                                      ----------------------------------
                                            1997              1996
                                      ----------------------------------
Available for sale - mortgage loans        $1,197,152        $  840,767
Held for investment
 Mortgage loans                               282,224           120,924
 Commercial real estate loans                  31,751            13,565
 Commercial loans                              80,255            46,202
 Construction loans                            35,373            59,270
 Consumer loans                                34,004            33,608
                                      ----------------------------------
Total                                         463,607           273,569
                                      ----------------------------------
Total loans                                 1,660,759         1,114,336
Less allowance for losses                      (5,500)           (3,500)
                                      ----------------------------------
Total                                      $1,655,259        $1,110,836
                                      ==================================

In 1994, the Company classified a number of loans as held for investment in a manner similar to SFAS No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". In 1995, the FASB released the "Guide to Implementation of Statement 115" (the "Guide"). Upon review of the Guide, the Company reassessed the prior classifications and reclassified approximately $185.0 million of mortgage loans to available for sale from held for investment.

Activity in the allowance for losses is summarized as follows (in thousands):

                                           FOR THE YEARS ENDED DECEMBER 31,
                                        1997             1996             1995
                                 --------------------------------------------------
Balance, beginning of period              $ 3,500          $ 2,102           $1,871
Provision charged to earnings               5,015            2,604              238
Charge-offs, net of recoveries             (3,015)          (1,206)              (7)
                                 --------------------------------------------------
Balance, end of period                    $ 5,500          $ 3,500           $2,102
                                 ==================================================

The Company has no commitments to make additional advances on restructured or other non performing loans. Loans on which interest accruals have been discontinued totaled approximately $44.3 million at December 31, 1997 and $30.6 million at December 31, 1996. Interest that would have been accrued on such loans totaled approximately $4.8 million, $2.7 million, and $.9 million during 1997, 1996, and 1995, respectively.

At December 31, 1997 the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $3.6 million and the average outstanding balance for the year ended December 31, 1997 was $3.5 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 1997, was not significant. At December 31, 1996, the recorded investment in impaired loans totaled $3.9 million and the average outstanding balance for the year ended December 31, 1996 was $3.1 million.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 5 - REPOSSESSED ASSETS

Repossessed assets include the following (in thousands):

                                                  December 31,
                                               1997           1996
                                         -----------------------------
One-to-four family                               $18,082       $10,133
Commercial properties                                180           230
                                         -----------------------------
Repossessed assets, net                          $18,262       $10,363
                                         =============================

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment balances are as follows (in thousands):

                                                        December 31,
                                                    1997           1996
                                              -----------------------------
Land                                                $  9,119       $  3,330
Office buildings                                       7,090          2,643
Computer hardware and software                        16,827         15,421
Furniture, fixtures and equipment                     11,813         11,045
Automobiles                                              434            571
                                              -----------------------------
  Total                                               45,283         33,010
Less accumulated depreciation                        (16,152)       (12,144)
                                              -----------------------------
Premises and equipment, net                         $ 29,131       $ 20,866
                                              =============================

Depreciation expense amounted to approximately $5.2 million, $4.6 million, and $3.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $3.9 million, $4.1 million and $3.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The following outlines the Bank's minimum contractual lease obligations as of December 31, 1997 (in thousands):

                        1998                          $3,305
                        1999                           2,915
                        2000                           1,941
                        2001                             305
                        2002                             165
                  Thereafter                             657
                                               -------------
                  Total                               $9,288
                                               =============

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 7 - MORTGAGE SERVICING RIGHTS

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans, including subservicing of $3.6 billion at December 31, 1996, are summarized as follows (in thousands):

                                                   DECEMBER 31,
MORTGAGE LOANS SERVICED FOR:                   1997             1996
                                        ---------------------------------
FHLMC and FNMA                                 $6,081,885      $4,658,056
MSHDA                                              57,695          47,505
GNMA                                                4,970           6,458
Other investors                                   268,247       3,708,935
                                        ---------------------------------
Total                                          $6,412,797      $8,420,954
                                        =================================

Custodial accounts maintained in connection with the above mortgage servicing rights were approximately $81.2 million and $106.3 million at December 31, 1997 and 1996, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     1997            1996            1995
                              -----------------------------------------------
Balance, beginning of period         $ 30,064        $ 27,957        $ 18,179
Additions                              92,441          63,499          31,106
Sales                                 (28,178)        (50,075)        (15,684)
Amortization                          (10,482)        (11,317)         (5,644)
                              -----------------------------------------------
Balance, end of period               $ 83,845        $ 30,064        $ 27,957
                              ===============================================

At December 31, 1997 and 1996, the estimated fair value of the mortgage loan servicing portfolio was $92.4 and $54.0 million, respectively.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 8 - DEPOSIT ACCOUNTS

The deposit accounts are as follows (in thousands):


                                                       DECEMBER 31,
                                                    1997           1996
                                             -------------------------------
Demand, NOW and money market accounts              $   63,662       $ 66,661
Passbook savings                                       79,951         57,211
Certificates of deposit                               966,320        500,613
                                             -------------------------------
  Total deposit accounts                           $1,109,933       $624,485
                                             ===============================

Non interest-bearing deposits included in the demand, NOW and money market accounts balances at December 31, 1997 and 1996 were approximately $28.9 million and $36.7 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $621.8 million and $279.5 million at December 31, 1997 and 1996, respectively.

The following indicates the scheduled maturities of the Company's certificates of deposit as of December 31, 1997:

                                                       DECEMBER 31,
                                                           1997
                                                   -------------------
      Three months or less                                    $174,696
      Over three through six months                            121,311
      Over six through twelve months                           211,933
      One to two years                                         234,328
      Thereafter                                               224,052
                                                   -------------------
      Total                                                   $966,320
                                                   ===================

Interest expense on deposit accounts is summarized as follows (in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                              1997        1996         1995
                                          ------------------------------------
Demand, NOW and money market accounts       $ 1,346     $ 2,499        $ 1,824
Passbook savings                              3,193         428            228
Certificates of deposit                      45,604      27,504         23,071
                                          ------------------------------------
Total                                       $50,143     $30,431        $25,123
                                          ====================================

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 9 - FHLB ADVANCES

The following indicates certain information related to the FHLB advances (in thousands):

                                                 FOR THE YEARS ENDED DECEMBER  31,
                                               1997            1996            1995
                                         ----------------------------------------------
Maximum outstanding at any month end           $718,878        $389,801        $315,000

Average balance                                 480,062         247,204         237,535

Average interest rate                              5.98%           5.78%           6.35%

The Bank has the authority and approval from the FHLB to utilize a total of $850 million in collateralized borrowings. Advances at December 31, 1997 totaled $482.4 million and carried a weighted rate of 5.93%. Advances totaling $150.0 million, and $252.5 million mature during 1999 and 1998, respectively. The remaining $79.9 million were daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

NOTE 10 - FEDERAL INCOME TAXES

Components of the provision for federal income taxes consists of the following (in thousands):

                                     FOR THE YEARS ENDED DECEMBER 31,
                                    1997           1996           1995
                                ----------------------------------------
Current provision/(benefit)      $ (3,548)       $ 11,072       $ 6,004
Deferred provision/(benefit)       16,813            (773)        3,415
                                ----------------------------------------
                                 $ 13,265        $ 10,299       $ 9,419
                                ========================================

The Company's effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences (in thousands):

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                   1997           1996          1995
                                             -------------------------------------------
Provision at statutory federal income tax
 rate                                                $12,263        $ 9,563       $8,713
Increase (decrease) resulting from:
  Amortization of deposit premium                        450            450          450
  Other, net                                             552            286          256
                                             -------------------------------------------
Provision at effective federal income tax
 rate                                                $13,265        $10,299       $9,419
                                             ===========================================

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)

The details of the net tax liability are as follows (in thousands):


                                                           DECEMBER 31,
                                                      1997              1996
                                              -----------------------------------
DEFERRED TAX ASSETS:
Mark-to-market adjustments on earning assets         $    1,050        $    1,130
Interest not accrued                                      1,589               934
Other                                                       455               218
                                              -----------------------------------
Total                                                     3,094             2,282
DEFERRED TAX LIABILITIES:
Deferred fees                                            (1,033)           (1,112)
Bad debt reserves                                             -              (704)
Mortgage loan servicing rights                          (29,029)          (10,199)
Purchase accounting valuation adjustments                  (252)             (555)
Premises and equipment                                   (1,034)             (885)
Other                                                         -              (268)
                                              -----------------------------------
Total                                                   (31,348)          (13,723)
                                              -----------------------------------
Net deferred tax liability                              (28,254)          (11,441)

Currently (payable)/receivable                            7,446           (11,107)
                                              -----------------------------------
Net tax liability                                     ($ 20,808)        ($ 22,548)
                                              ===================================

Flagstar files a consolidated federal income tax return on a calendar year basis. Through its tax year ended December 31, 1995, the Bank has determined its deduction for bad debts based on the reserve method in lieu of the specific charge-off method. Under the reserve method, the Bank has established and maintained a reserve for bad debts against which actual loan losses are charged. As a qualifying thrift institution, the Bank has calculated its addition to its bad debt reserve under either, (1) the "percentage of taxable income" method or
(2) the "experience" method. The Bank used the percentage of taxable income method in determining its bad debt reserve addition for its 1995 tax year.

During August 1996, the President signed the Small Business Job Protection Act of 1996 ("the Jobs Act") which contains certain provisions that require all savings banks and thrifts to account for bad debts for income tax reporting purposes in the same manner as banks. The effect on a large thrift such as the Bank is that it must change its tax method of accounting for determining its allowable bad debt deduction from the reserve method to the specific charge-off method. Consequently, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1995.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)

The bad debt reserves maintained for tax purposes and accumulated after 1987 are subject to recapture as part of the change. Base year reserves (generally pre-1987 bad debt reserves) will not be recaptured unless the Bank, or a successor institution, liquidates, redeems shares or pays a dividend in excess of earnings and profits. The recapture will generally be taken into account ratably over six years beginning with the 1996 tax year. The Bank may defer the recapture up to an additional two years if it meets certain residential lending requirements during tax years beginning before January 1, 1998.

Income taxes have been provided for the temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The cumulative amount of this difference at December 31, 1995 was approximately $3.5 million for the Bank. As a result of the Jobs Act, the cumulative difference of $3.5 million will be recaptured. Management believes that the Bank has met the conditions to defer the recapture of the reserve during 1996 and 1997. The Jobs Act had no effect on the base year reserves of the Bank. Consequently, the Bank has not provided deferred taxes of approximately $1.4 million on the balance of its tax bad debt reserves as of the 1987 base year.

NOTE 11- EMPLOYEE BENEFITS

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their compensation up to a maximum of $9,600 annually. The Company currently provides a matching contribution up to 3% of an employee's annual compensation up to a maximum of $4,800. The Company's contributions vest at a rate such that an employee is fully vested after seven years of service. The Company's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were approximately $590,000, $594,000, and $493,000, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

NOTE 12 - CONTINGENCIES

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that settlement of such litigation will not have a material effect on the Company's financial condition.

A substantial part of the Bank's business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking civil statutory and actual damages and rescission under the federal Truth in Lending Act (the "TILA"), as well as remedies for alleged violations of various state unfair trade practices laws restitution or unjust enrichment in connection with certain mortgage loan transactions.

The Bank has a substantial mortgage loan servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders' escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders' contracts with borrowers. Such claims also generally seek actual damages and attorney's fees.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 12 - CONTINGENCIES (CONTINUED)

In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans and that allege inadequate disclosure, breach of contract, or violation of state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable-rate loans, timely release of liens upon payoffs, the disclosure and imposition of various fees and charge, and the placing of collateral protection insurance.

While the Bank has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Bank's financial condition, results of operations, or liquidity.

NOTE 13 - REGULATORY MATTERS

The Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), which instituted major reforms in the operation and supervision of the savings and loan industry, contains provisions for capital standards. These standards require savings institutions to have a minimum regulatory tangible capital (as defined in the regulation) equal to 1.50% of adjusted total assets and a minimum 3.00% core capital (as defined) of adjusted total assets. Additionally, savings institutions are required to meet a total risk-based capital requirement of 8.00%.

The Bank is also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning reporting on internal controls, accounting and operations.

FDICIA's prompt corrective action regulations define specific capital categories based on an institutions' capital ratios. The capital categories, in declining order, are "well" capitalized, "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with OTS, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

The following chart delineates the categories as defined in the FDICIA legislation:

                                                         TIER 1             TOTAL
                                                          RISK-            RISKED-
                                        CORE              BASED             BASED
                                       CAPITAL           CAPITAL           CAPITAL
                                 --------------------------------------------------------
"Well capitalized"                      5.0%              6.0%             10.0%
"Adequately capitalized"                4.0%              4.0%              8.0%
"Undercapitalized"                 Less than 4.0%    Less than 4.0%    Less than 8.0%
"Significantly undercapitalized"   Less than 3.0%    Less than 3.0%    Less than 6.0%

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (CONTINUED)

At December 31, 1997, Bank's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 5.62%, 11.22% and 11.74%, respectively. These ratios place the Bank in the "well capitalized" category.

The following is a calculation of Bank's consolidated regulatory capital (in thousands) at December 31, 1997:

                                                                                     TIER 1          TOTAL
                                                                                     RISK-           RISK-
                                       GAAP         TANGIBLE          CORE           BASED           BASED
                                     CAPITAL        CAPITAL         CAPITAL         CAPITAL         CAPITAL
                                 ----------------------------------------------------------------------------
GAAP CAPITAL, AS REPORTED              $126,410       $126,410        $126,410        $126,410       $126,410
NON ALLOWABLE ASSETS:
  Core deposit premium                                  (4,515)
  Mortgage servicing value                             (20,640)        (20,640)        (20,640)       (20,640)
  Other assets                                                                                           (310)
ADDITIONAL CAPITAL ITEMS:
General valuation allowance                                                                             5,500
                                               --------------------------------------------------------------
Regulatory capital                                     101,255         105,770         105,770        110,960

Minimum capital requirement %                             1.50%           3.00%           4.00%          8.00%
Minimum capital requirement $                           28,138          56,412          37,700         75,594
                                               --------------------------------------------------------------
Regulatory capital - excess                           $ 73,117        $ 49,358        $ 68,070       $ 35,366
                                               ==============================================================

At December 31, 1996, Bank's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 6.01%, 10.48% and 10.91%, respectively. Those ratios placed the Bank in the "well capitalized" category.

The following is a calculation of Bank's consolidated regulatory capital (in thousands) at December 31, 1996:

                                                                               TIER 1        TOTAL
                                                                                RISK-        RISK-
                                      GAAP         TANGIBLE        CORE         BASED        BASED
                                     CAPITAL       CAPITAL        CAPITAL      CAPITAL      CAPITAL
                                 --------------------------------------------------------------------
GAAP CAPITAL, AS REPORTED              $77,899        $77,899      $77,899      $77,899       $77,899
NONALLOWABLE ASSETS:
Core deposit premium                                   (5,805)
Other assets                                                                                     (313)
ADDITIONAL CAPITAL ITEMS:
General valuation allowance                                                                     3,500
                                              -------------------------------------------------------
Regulatory capital                                     72,094       77,899       77,899        81,086

Minimum capital requirement %                            1.50%        3.00%        4.00%         8.00%
Minimum capital requirement $                          19,365       38,904       51,872        59,458
                                              -------------------------------------------------------
Regulatory capital - excess                           $52,729      $38,995      $26,027       $21,628
                                              =======================================================

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (CONTINUED)

The OTS risk-based capital regulation also includes an interest rate risk (IRR) component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements. Under the regulation, a savings institution's IRR is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. A savings institution is considered to have a "normal" level of IRR exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates is less than 2% of the current estimated economic value of its assets. If the OTS determines in the future to enforce the regulation's IRR requirements, a savings institution with a greater than normal IRR would be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one half the difference between the institution's measured IRR and 2%, multiplied by the economic value of the institution's total assets. Management does not believe that this regulation, when enforced, will have a material impact on Bank.

The United States Congress passed legislation that resulted in an assessment on all Savings Association Insurance Fund ("SAIF") insured deposits in order to recapitalize the SAIF Fund. This one-time assessment amounted to approximately 66 basis points on SAIF assessable deposits held as of March 31, 1995. The assessment was paid in November 1996 and amounted to $3.4 million for Bank. Such amount was charged to earnings in 1996.

NOTE 14 - CONCENTRATIONS OF CREDIT

Properties collateralizing loans receivable are geographically disbursed throughout the United States. As of December 31, 1997, approximately 25.7% of these properties are located in Michigan (measured by principal balance), and another 55.3% are located in the states of California, Colorado, Ohio, Florida, Illinois, Texas, Maryland, Washington, Oregon, New York, Utah, and Georgia. No other state contains more than 2% of the properties collateralizing these loans.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 issued by the Financial Accounting Standards Board, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 1997 and 1996. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management's estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Loans receivable: This portfolio consists of mortgage loans available for sale and investment, collateralized commercial lines of credit, commercial real estate loans, builder development project loans, consumer credit obligations, and single family home construction loans. Mortgage loans available for sale and investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans are valued based on the fair value of obligations with similar credit characteristics.

Other investments: The carrying amount of other investments approximates fair value.

FHLB stock: No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. The recorded value, therefore, is the fair value. The amount of stock required to be purchased is based on total assets and is determined annually.

Deposit Accounts: The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities.

FHLB Advances: Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Mortgage Servicing Rights: See Note 3 for a description of the method used to value the mortgage servicing rights.

Financial instruments with off-balance-sheet risk: The fair value of financial futures contracts, forward delivery contracts and fixed rate commitments to extend credit are based on current market prices.

The following tables set forth the fair value of the Company's financial instruments:

                                                                   DECEMBER 31,
                                                        1997                                1996
                                            CARRYING             FAIR            CARRYING           FAIR
                                              VALUE              VALUE             VALUE            VALUE
                                        -----------------------------------------------------------------------
FINANCIAL INSTRUMENTS:
   ASSETS:
Cash and cash equivalents                   $   21,928         $   21,928        $  44,187        $  44,187
Mortgage loans available for sale            1,197,152          1,212,364          840,767          850,455
Loans held for investment                      458,107            459,759          270,069          274,158
Other investments                                  538                538              887              887
FHLB stock                                      40,025             40,025           19,725           19,725
  LIABILITIES:
Deposits:
  Demand deposits and
  Demand deposits and savings accounts        (143,613)          (143,613)        (123,872)        (123,872)
  Certificates of deposit                     (966,320)          (969,111)        (500,613)        (500,718)
FHLB advances                                 (482,378)          (481,723)        (389,801)        (389,635)
  OFF-BALANCE SHEET ITEMS:
Financial futures                                    -                  -                -                -
Forward delivery contracts                           -             (8,028)               -           (9,868)
Commitments to extend credit                         -              5,159                             5,362
NON-FINANCIAL INSTRUMENTS:
Unrealized gains on mortgage
servicing rights (see Note 7)                        -              8,516                -           23,900

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company enters into certain financial instruments with off-balance-sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company utilizes only traditional financial instruments for this purpose and does not enter into instruments such as leveraged derivatives or structured notes. The financial instruments used for hedging interest rate risk include financial futures contracts and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be counterbalanced in whole or part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Notional principal amounts indicated in the following table represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments.

                                                       DECEMBER 31,
                                                     1997       1996
                                                 ----------------------
                                                      (IN MILLIONS)
        Forward delivery contracts                   $ 853      $ 665

        Commitments to extend credit                   624        695

All of the Company's financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts outstanding at December 31, 1997 or 1996. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments. During 1997, 1996, and 1995, the Company recorded losses on financial futures amounting to approximately $128,000, $90,000 and $1.3 million, respectively.

Forward Delivery Contracts: Forward delivery contracts are entered into to sell mortgage loans:

FORWARD DELIVERY CONTRACTS

                                              DECEMBER 31,
                                            1997       1996
                                        ----------------------
                                             (IN MILLIONS)
                MORTGAGE LOAN TYPE:
                    Fixed                     $ 836      $ 633
                    Balloon                      10         23
                    Variable                      7          9
                                        ----------------------
                      Total                   $ 853      $ 665
                                        ======================

Substantially all forward delivery contracts are entered into with the FHLMC, FNMA or GNMA.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (CONTINUED)

Commitments to Extend Credit: The Company's exposure to credit loss for commitments to extend credit is represented by the contractual amount of those agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

                                                 DECEMBER 31,
                                             1997          1996
                                        -----------------------------
                                                (IN MILLIONS)
          Single family                     $ 499            $ 585
          Other                               125              110
                                        -----------------------------
          Total                             $ 624            $ 695
                                        =============================

          Fixed                             $ 515            $ 670
          Variable                            109               25
                                        -----------------------------
          Total                             $ 624            $ 695
                                         =============================

NOTE 16 - SEGMENT INFORMATION

The Company operations can be segmented into mortgage banking and retail banking. Following is a presentation of financial information by business for the period indicated.

                                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                             ------------------------------------------------------------------
                                                  RETAIL         MORTGAGE
                                                  BANKING         BANKING
                                                 OPERATION       OPERATION       ELIMINATIONS       COMBINED
                                             ------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Revenues                                            $ 30,202      $   72,353   $      -              $  102,555
Earnings before income taxes                          19,341          15,696                 -           35,037
Depreciation and amortization                          2,021          15,140                 -           17,161
Capital expenditures                                     409          15,897                 -           16,306
Identifiable assets                                  564,551       1,463,288          (126,755)       1,901,084
Intersegment income (expense)                          8,873          (8,873)                -                -


                                                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                             ------------------------------------------------------------------
                                                  RETAIL         MORTGAGE
                                                  BANKING         BANKING
                                                 OPERATION       OPERATION       ELIMINATIONS       COMBINED
                                             ------------------------------------------------------------------
                                                                        (IN THOUSANDS)
Revenues                                            $ 13,791      $   74,955   $     -               $   88,746
Earnings before income taxes                           3,305          24,017                 -           27,322
Depreciation and amortization                          1,589          15,698                 -           17,287
Capital expenditures                                     312           7,284                 -            7,596
Identifiable assets                                  387,201       1,112,676          (202,651)       1,297,226
Intersegment income (expense)                         14,186         (14,186)                -                -

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 16 - SEGMENT INFORMATION (CONTINUED)

                                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                             -----------------------------------------------------------------
                                                   RETAIL        MORTGAGE
                                                  BANKING         BANKING
                                                 OPERATION       OPERATION      ELIMINATIONS       COMBINED
                                             -----------------------------------------------------------------
                                                                       (IN THOUSANDS)
Revenues                                           $  12,390        $ 54,459  $      -              $   66,849
Earnings before income taxes                           3,549          21,346                -           24,895
Depreciation and amortization                          1,728           9,344                -           11,072
Capital expenditures                                   1,665           4,967                -            6,632
Identifiable assets                                  307,620         782,802          (45,328)       1,045,094
Loans transferred to (from)                         (185,111)        185,111                -                -
Intersegment income (expense)                         (4,153)          4,153                -                -

Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred or charged by the mortgage banking segment on intersegment borrowing.

NOTE 17 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1997 (in thousands):

                                  EARNINGS         SHARES        PER SHARE
                                 (NUMERATOR)    (DENOMINATOR)      AMOUNT
                                -------------  ---------------  -----------

        Basic earnings             $21,772          12,837          $1.70

        Effect of options                -             103              -
                                -------------  ---------------  -----------

        Diluted earnings           $21,772          12,940          $1.68
                                =============  ===============  ===========

The weighted average shares outstanding for computing earnings per share in 1996 and 1995 was 11,250,000 and 11,274,047, respectively. Because there were no options outstanding in 1996 and 1995, basic and diluted earnings per share were identical each year.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 18 - INITIAL PUBLIC OFFERING

STOCK OFFERING

The Company completed an initial public offering in May 1997 of 5,500,000 shares of common stock; including 2,800,000 shares being sold by the shareholders of Flagstar. Such sale resulted in proceeds to the Company of $27.2 million.

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS

In 1997, Flagstar 's Board of Directors adopted resolutions to implement various stock option and purchase plans and deferred and incentive compensation plans effective upon the completion of the common stock offering.

     STOCK OPTION PLAN

The purpose of the Stock Option Plan ("Option Plan") is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. Pursuant to the Option Plan, 1,148,458 shares were issued on May 5, 1997. An additional 218,542 shares have been reserved for future issuance by the Company.

The Option Plan is accounted for in accordance with the provisions of APB
No. 25, "Accounting for Stock Issued to Employees" and the Company has adopted the disclosure requirements of SFAS No. 123.

No compensation has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, the Company's earnings per share for the year ended December 31, 1997 would have been as follows (in thousands, except per share data):


                                             Basic earnings     Diluted earnings
                             Net Income         per share          per share
        As reported            $21,772            $1.70               $1.68

        Pro forma              $19,299            $1.50               $1.49

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of 2%; expected volatility of 39.00%; risk free rate of 7.00%; and expected lives of 6.0 years.

     STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan ("Purchase Plan"), eligible participants, upon providing evidence of a purchase of Flagstar's common shares from any third party on the open market, would receive a payment from Flagstar equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans.

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS (CONTINUED)

     INCENTIVE COMPENSATION PLAN

The Incentive Compensation Plan ("Incentive Plan") is administered by a committee which decides from year to year which employees of Flagstar will be eligible to participate in the Incentive Plan and the size of the bonus pool.

     DEFERRED COMPENSATION PLAN

The Deferred Compensation Plan allows employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remain the property of Flagstar and are placed in a trust.
Participants may direct that their deferred amounts be invested in stock of Flagstar. Upon withdrawal, the participant has the option of receiving the stock or the proceeds of its sale at the market price at the time of withdrawal.

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents summarized data for each of the quarters in 1997 and 1996 (in thousands except earnings per share data).

                                                    1997                                      1996
                                    FOURTH    THIRD     SECOND    FIRST       FOURTH     THIRD     SECOND    FIRST
                                   QUARTER   QUARTER   QUARTER   QUARTER     QUARTER    QUARTER   QUARTER   QUARTER
                                 -----------------------------------------------------------------------------------
Interest income..................   $37,965   $30,711   $28,085   $25,991     $18,500   $18,603    $19,558   $19,518
Interest expense.................    25,437    21,012    18,338    15,246      11,846    10,579     11,820    11,722
                                 -----------------------------------------------------------------------------------
Net interest income..............    12,528     9,699     9,747    10,745       6,654     8,024      7,738     7,796
Provision for losses.............     1,261     1,416     1,676       662       1,464       488        344       308
                                 -----------------------------------------------------------------------------------
Net interest income after
 provision for losses............    11,267     8,283     8,071    10,083       5,190     7,536      7,394     7,488
Non-interest income..............    16,109    15,266    15,875    12,586      16,700     8,936     24,514     8,384
Non-interest expense.............    17,284    13,822    15,833    15,565      12,326    19,460     14,554    12,480
                                 -----------------------------------------------------------------------------------
Earnings (loss) before
 income taxes....................    10,092     9,727     8,113     7,104       9,564    (2,988)    17,354     3,392
Provision for federal
 income taxes....................     4,176     3,533     2,973     2,583       3,881      (949)     6,225     1,142
                                 -----------------------------------------------------------------------------------
Net earnings (loss)..............   $ 5,916   $ 6,194   $ 5,141   $ 4,521     $ 5,683   $(2,039)   $11,129   $ 2,250
                                 ===================================================================================
Basic earnings (loss) per share     $  0.45   $  0.45   $  0.40   $  0.40     $  0.50   $ (0.18)   $  0.99   $  0.20
                                 ===================================================================================
Diluted earnings (loss) per share   $  0.44   $  0.44   $  0.40   $  0.40     $  0.50   $ (0.18)   $  0.99   $  0.20
                                 ===================================================================================

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 20--HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto (in thousands).

                             FLAGSTAR BANCORP, INC.
           CONDENSED UNCONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                 DECEMBER 31,
                                                               1997         1996
                                                          -------------------------
  ASSETS
     Cash and cash equivalents............................     $     98     $   122
     Investment in subsidiaries...........................      126,493      78,308
     Other assets.........................................           37          38
                                                          -------------------------
        Total assets......................................     $126,628     $78,468
                                                          =========================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
     Other liabilities....................................     $     11     $    --
                                                          -------------------------
        Total liabilities.................................           11          --
  STOCKHOLDERS' EQUITY
     Common stock.........................................          137         112
     Additional paid in capital...........................       29,988       2,816
     Retained earnings....................................       96,492      75,540
                                                          -------------------------
        Total stockholders' equity........................      126,617      78,468
                                                          -------------------------
        Total liabilities and stockholders' equity........     $126,628     $78,468
                                                          =========================

                             FLAGSTAR BANCORP, INC.
                CONDENSED UNCONSOLIDATED STATEMENTS OF EARNINGS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                  1997       1996       1995
                                                             ----------------------------------
  Income
     Dividends from subsidiaries.............................     $   690    $ 1,000    $ 2,450
  Expenses
     General and administrative..............................         104          8         13
                                                             ----------------------------------
  Earnings before undistributed earnings of subsidiaries.....         586        992      2,437
  Equity in undistributed earnings of subsidiaries...........      21,186     16,031     13,039
                                                             ----------------------------------
  Net earnings...............................................     $21,772    $17,023    $15,476
                                                             ==================================

                            FLAGSTAR  BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

--------------------------------------------------------------------------------

NOTE 20--HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                             FLAGSTAR BANCORP, INC.
               CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                            1997             1996            1995
                                                                     ------------------------------------------------
  OPERATING ACTIVITIES
  Net earnings.......................................................        $ 21,772        $ 17,023        $ 15,476
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Equity in undistributed earnings................................         (21,186)        (15,982)        (13,004)
     Change in other assets..........................................               1              38             (21)
     Change in other liabilities.....................................              11              (1)              1
     Change in unrealized gains......................................              --              --              --
                                                                     ------------------------------------------------
        Net cash provided by operating activities....................             598           1,078           2,452

  INVESTING ACTIVITIES
  Net increase in investment in subsidiaries                                  (26,999)             --              --
                                                                     ------------------------------------------------
        Net cash used in investment activities.......................         (26,999)             --              --

  CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid.....................................................            (820)         (1,000)         (2,000)
        Additional capital provided by initial public offering                 27,197              --              --
  Stock repurchase...................................................              --              --            (450)
                                                                     ------------------------------------------------
        Net cash provided by financing activities....................          26,377          (1,000)         (2,450)
  Net (decrease) increase in cash and cash equivalents...............             (24)             78               2
  Cash and cash equivalents at beginning of period...................             122              44              42
                                                                     ------------------------------------------------
  Cash and cash equivalents at end of period.........................        $     98        $    122        $     44
                                                                     ================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

The directors of the Company are as follows:

                                                                                                                    Current
                                                                                                       Director      Term
          Name               Age                     Position(s) Held with Company                       Since      Expires
----------------------------------------------------------------------------------------------------------------------------
James D. Coleman              50    Director                                                               1993       2000
Richard S. Elsea              68    Director                                                               1997       2000
C. Michael Kojaian            36    Director                                                               1997       1999
James D. Isbister             60    Director                                                               1997       1998
Mark T. Hammond               32    Vice Chairman of the Board and President                               1993       1998
Thomas J. Hammond             54    Chairman of the Board and Chief Executive Officer                      1993       1999
Michael W. Carrie             43    Executive Vice President, Chief Financial Officer and Director         1997       2000
Joan H. Anderson              47    Executive Vice President and Director                                  1997       1999
John Kersten                  55    Director                                                               1997       1998

The directors of the Bank are as follows:

                                                                                                                   Current
                                                                                                      Director      Term
          Name              Age                       Position(s) Held with Bank                        Since      Expires
---------------------------------------------------------------------------------------------------------------------------
Ronald I. Nichols Sr.        63    Director                                                              1988        2000
William B. Bortels           63    Director                                                              1991        1998
Mary Kay McGuire             41    Senior Vice President, Secretary and Director                         1987        2000
Harry S. Ellman              50    Director                                                              1990        1999
Thomas J. Hammond            54    Chairman of the Board and Chief Executive Officer                     1987        1999
Mark T. Hammond              32    Vice Chairman of the Board and President                              1991        1998
Charles Bazzy                68    Director                                                              1988        1998

The following sets forth the business experience and other information for each of the current directors of the Company and the Bank:

   COMPANY DIRECTORS

THOMAS J. HAMMOND has served as Chairman of the Board of Directors and Chief Executive Officer since its formation in 1987.

MARK T. HAMMOND has been Vice-Chairman of the Board of Directors since 1993 and President since December 1995. Mr. Hammond is the son of Thomas J. Hammond, the Chairman and Chief Executive Officer.

JOAN H. ANDERSON has been a Director since 1987 and an Executive Vice President since 1988.

MICHAEL W. CARRIE has served as a Director since 1997, an Executive Vice President since 1995 and Chief Financial Officer since 1993.

RICHARD S. ELSEA has served as a Director since 1997. He is President and Owner of Real Estate One, which is Michigan's largest real estate brokerage company.

JAMES D. ISBISTER has served as a Director since 1997. He is the Vice Chairman of Shire Laboratories. Mr. Isbister is the father-in-law of Mark T. Hammond.

JOHN KERSTEN has served as a Director since 1997. He owns and is President of Century 21 Town and Country Real Estate since 1980.

C. MICHAEL KOJAIAN has served as a Director since 1997. He serves as President and a Director of the Kojaian Companies, a real estate development and asset management organization.

DR. JAMES D. COLEMAN has been a Director since 1993. He also serves as Vice-Chief of the Foundation Board of Directors of Oakwood Hospital located in Dearborn, Michigan.

   BANK DIRECTORS

CHARLES BAZZY has served as a Director since 1988. He is retired from Ford Motor Company where he served as a planning and development manager for 33 years.

WILLIAM B. BORTELS has been a Director since 1991. He has been a self-employed single-family home builder in Brighton, Michigan since 1964.

MARY KAY MCGUIRE has been a Director and Secretary since 1987 and Senior Vice President since 1994.

HARRY S. ELLMAN has served as a Director since 1990. He has been a title insurance agent and attorney with Fidelity Title Co. located in Bingham Farms, Michigan since 1987.

RONALD I. NICHOLS, SR. has served as a Director since 1988. He has been President of Nichols Sales Associates, Inc., located in Bloomfield Hills, Michigan since 1969.

ITEM 11.  EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Directors of the Company who are not employees of the Company or the Bank ("Outside Directors") are currently paid a monthly fee of $1,200 for attendance at each Board meeting. Outside Directors are also reimbursed for reasonable travel expense incurred in connection with Board and committee meetings.

EXECUTIVE COMPENSATION

The following tables sets forth information with respect to the compensation paid or accrued by Flagstar or the Bank during the last three years ended December 31, 1997, to or on behalf of each executive officer of the Company including the Chief Executive Officer (the "Named Officers"), in all capacities in which they served:

SUMMARY COMPENSATION TABLE

                                                                                                   Long - Term
                                                           Annual Compensation                    Compensation
                                          ----------------------------------------------------   -------------
                                                                            Other      Other
                                                            Incentive      Annual     Annual         Stock
Name and Principal Position(s)        Year  Salary($)    Compensation($)    $(1)        (2)        Options (3)
--------------------------------------------------------------------------------------------------------------
Thomas J. Hammond                     1997  $  733,333       $1,000,000    $32,400    $36,560     400,000 shs.
  Chairman and                        1996   1,000,000          780,000     31,280     31,600
  Chief Executive Officer             1995     529,600          723,345     43,457     26,640

Mark T. Hammond                       1997     405,002          250,000     36,936      7,807     250,000 shs.
  Vice Chairman and                   1996     405,002               --     30,219      5,799
  President                           1995     298,369               --     41,168      3,791

Michael W. Carrie                     1997     205,076          226,000     24,304      9,600     65,000 shs.
  Director, Executive Vice President  1996     194,314               --     23,068      7,200
  and Chief Financial Officer         1995     160,640               --     22,142      4,800

Joan H. Anderson                      1997     156,838               --     29,280     10,800     45,000 shs.
  Director and Executive Vice         1996     149,450               --     28,980      8,400
  President                           1995     137,169               --     28,967      6,000

1)  Includes board fees, holiday bonuses, and 401k matching contributions.

2) Includes the value of the contribution made by the Company on behalf of the officer for life insurance premiums.

3) Stock options were issued to the named officer at the time of the initial public offering. The options have a two year vesting period and are priced at $13 per share.

STOCK OPTIONS


The following table contains information concerning the grant of stock options under the Company's Option Plan to the persons named in the Summary Compensation Table set forth above.

                            Number of       Percent of Total
                            Securities       Options Granted
                            Underlying       to Employees in   Exercise Price   Expiration      Grant Date
                        Options Granted(a)    Current Year      ($ per share)      Date      Present Value(b)
----------------------------------------------------------------------------------------------------------

Thomas J. Hammond               400,000                 36.1%          $13.00   May 5, 2004     $1,388,000
Mark T. Hammond                 250,000                 22.6            13.00   May 5, 2004        867,500
Michael W. Carrie                65,000                  5.9            13.00   May 5, 2004        225,550
Joan H. Anderson                 45,000                  4.1            13.00   May 5, 2004        156,150

(a) Options granted under the Option Plan are incentive stock options with an exercise price equal to the fair market value at the time of issuance. The options in the above table vest on May 5, 1999.

(b) Represents the present value of the option at the date of grant as determined using the Black-Scholes option pricing model. In calculating the present value of the option grant, the following assumptions were utilized: (i) the current market price of the underlying Common Stock at the date of grant was $2.25; (ii) the continuously compounded risk-free rate of return expressed on an annual basis was 7.00%; (iii) expected volatility of the underlying Common Stock was 39.0%; and (iv) dividends on the underlying Common Stock increased at an annual rate of 2.00%. These assumptions are used for illustrative purposes only. No assurance can be given that actual experience will correspond to the assumptions utilized.

The following table sets forth information concerning the value of options held by the named executive officers at the end of the fiscal year.

                                                                        Number of Securities           Value of Unexercised
                                                                       Underlying Unexercised        In-the-Money Options at
                           Shares Acquired            Value              Options at Year End               Year End (a)
         Name              on Exercise (#)         Realized ($)       (Exercised / Unexercised)     (Exercised / Unexercised)
------------------------------------------------------------------------------------------------------------------------------
Thomas J. Hammond                 -                      -                    -  / 400,000               -  / 2,720,000
Mark T. Hammond                   -                      -                    -  / 250,000               -  / 1,700,000
Michael W. Carrie                 -                      -                    -  /  65,000               -  /   442,000
Joan H. Anderson                  -                      -                    -  /  45,000               -  /   306,000

(a) Represents the difference between fair market value of underlying Common Stock at year-end (based on the last reported sales price on December 31, 1997) and the exercise price. Options are in-the-money if the fair market value of the underlying securities exceeds the exercise price of the Option and out-of-the-money if the exercise price of unexercisable options exceeds current fair market value.

No stock options were granted to the Named Officers in 1997, other than those distributed in conjuction with the IPO.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

The Bank and the Company entered into separate employment agreements pursuant to which Thomas J. Hammond will serve as Chief Executive Officer and Mark T. Hammond will serve as President. In such capacities, Messrs. Hammond and Hammond are responsible for overseeing all operations of the Bank and the Company, and for implementing the policies adopted by the Board of Directors. In addition, the Bank and the Company entered into separate employment agreements with Mr. Carrie in his capacity as Executive Vice President and Chief Financial Officer and Ms. Anderson in her capacity as Executive Vice President. All such employment agreements are referred to herein collectively as "Employment Agreements" and all persons who have entered into such Employment Agreements are referred to herein as "Employees."

The Board of Directors of the Bank and the Company each believe that the Employment Agreements assure fair treatment of the Employees in relation to their career providing them with a limited form of financial security while committing such persons to future employment for the term of their respective agreements. In the event that any Employee prevails over the Bank and the Company in a legal dispute as to an Employment Agreement, he or she will be reimbursed for his or her legal and other expenses.

The terms of the agreements are three years for Messrs. Hammond, Hammond and Carrie and Ms. Anderson. The agreements provide for an annual base salary. On each anniversary date from the date of commencement of the Employment Agreements, the term of the Employee's employment under the Employment Agreements will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Employee has met the required performance standards and that such Employment Agreements should be extended. The Employment Agreements provide the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation, and sick leave.

The Employment Agreements terminate upon the Employee's death or disability, and are terminable by the Bank for "just cause" as defined in the Employment Agreements. In the event of termination for just cause, no severance benefits are available. If the Bank terminates the Employee without just cause, the Employee will be entitled to a continuation of his or her salary and benefits from the date of termination through the remaining term of such Employee's Employment Agreement, plus an additional 12-month period, and, at the Employee's election, either cash in an amount equal to the cost to the Employee of obtaining health, life, disability, and other benefits which the Employee would have been eligible to participate in through the Employment Agreement's expiration date or continued participation in such benefit plans through the agreement's expiration date, provided the Employee continued to qualify for participation therein. If the Employment Agreements are terminated due to the Employee's "disability" (as defined in the Employment Agreements), the Employee will be entitled to a continuation of his or her salary and benefits for up to 180 days following such termination. In the event of the Employee's death during the term of the Employment Agreement, his or her estate will be entitled to receive his or her salary through the last day of the calendar month in which the Employee's death occurred. The Employee is able to terminate voluntarily his or her Employment Agreement by providing 90 days' written notice to the Board of Directors, in which case the Employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

The Employment Agreements contain provisions stating that in the event of the Employee's involuntary termination of employment in connection with, or within one year after, any change in control of the Bank or the Company, other than for "just cause," the Employee will be paid within 10 days of such termination an amount equal to the difference between (i) 2.99 times his or her "base amount," as defined in Section 280G(b)(3) of the Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Code, that the Employee receives on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 50% of the Bank's or Flagstar's voting stock, the control of the election of a majority of the Bank's or Flagstar's directors, or the exercise of a controlling influence over the management or policies of the Bank or Flagstar. In addition, under the Employment Agreements, a change in control occurs when, during any consecutive two-year period, directors of the Bank or Flagstar at the beginning of such period cease to constitute at least a majority of the Board of Directors of the Bank or Flagstar. The amount determined using the forgoing formula would also be paid (a) in the event of an Employee's involuntary termination of employment within 30 days following a change in control, or
(b) in the event of the Employee's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following the change in control, which have not been consented to in writing by the Employee, including (i) the requirement that the Employee perform his or her principal executive functions more than 50 miles from his or her primary office, (ii) a reduction in the Employee's base compensation as then in effect, (iii) the failure of Flagstar or the Bank to continue to provide the Employee with contractual compensation and benefits, including material vacation, fringe benefits, stock option and retirement plans, (iv) the assignment to the Employee of duties and responsibilities which are other than those normally associated with his or her position with the Bank and Flagstar, (v) a material reduction in the Employee's authority and responsibility, and (vi) in the case of an employee who is also a director, the failure to re-elect the Employee to Flagstar's or the Bank's Board of Directors. The aggregate payments that would be made to Messrs. Thomas J. Hammond, Mark T. Hammond and Carrie and Ms. Anderson, assuming termination of employment, other than for just cause, within one year of the change in control at January 1, 1998, would be approximately as follows: Mr. Thomas J. Hammond -- $3,283,000; Mr. Mark T. Hammond -- $1,025,000; Mr. Carrie -- $648,000; Mrs.
Anderson -- $481,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of December 31, 1997, with respect to the only persons known by the Company to have filed a beneficial ownership report with the SEC pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act") with respect to 5% or more of the Company's outstanding Common Stock.

                                     Amount
                                 of Beneficial         Percent
Name of Beneficial Owner           Ownership           of Class
---------------------------------------------------------------

Thomas J. Hammond                 5,207,245(1)           38.6%
Mark T. Hammond                     971,451(1)            7.1%
Janet G. Hammond                  5,207,245(1)           38.6%
Catherine H. Rondeau                972,600(1)            7.1%
Carrie C. Langdon.                  966,955(1)            7.1%

(1)  Includes stock owned by the respective shareholder's spouse.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information as to Common Stock beneficially owned, as of the Record Date, by directors and executive officers of the Company, and by the directors and executive officers as a group.

                                                      Number
                                                        of           Percent
                           Name                     Shares (1)      of Class
-----------------------------------------------  ----------------  -----------

C. Michael Kojaian                                      75,000           *
Michael W. Carrie                                        7,692           *
John D. Kersten                                          3,800           *
James D. Isbister                                        1,500           *
Richard S. Elsea                                             -           *
Joan H. Anderson                                           250           *
Ronald I. Nichols, Sr.                                       -           *
Thomas J. Hammond                                    4,307,332(2)       31.5%
Mark T. Hammond                                        971,451           7.1%
Mary Kay McGuire                                         1,000           *
William B. Bortels                                           -           *
James D. Coleman                                        61,000           *
Harry S. Ellman                                          1,000           *
Charles Bazzy                                            3,000           *

All directors and executive officers as a group
  (13 persons)                                       5,448,844          39.9%

 *   Less than 0.1%

(1) Based on information provided by the respective directors and executive officers. Unless otherwise indicated, the amounts shown include shares owned jointly with family members with whom the person shares voting and dispositive powers, or as custodian or trustee over which shares the person effectively exercises voting and dispositive powers. These amounts also include certain shares held in the person's Savings and Investment Plan (the "Plan") account, as of December 31, 1997, with respect to which the person has sole dispositive power and a right to vote. However, the Trustee under the Plan may vote the shares, in accordance with a formula set forth in the Plan, if the Plan participant does not vote the shares.

(2) Does not include 962,913 shares of Common Stock held by Mr. Hammond's wife, Janet G. Hammond, and as to which Mr. Hammond disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

Flagstar has a policy of making mortgage and consumer loans to its employees, officers and directors. These loans are made in the ordinary course of business and do not involve more than the normal risk of collectibility or present other unfavorable features. These loans are made on substantially the same terms as those prevailing at the time for comparable transactions with members of the general public.

Flagstar offers all officers and employees, except the Company's executive officers, mortgage loans at prevailing market rates, and maintains a policy of waiving a portion of the application and closing fees. Currently, executive officers are eligible to receive loans only at the rates and on the terms as are made available by the Bank to the general public.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)  The following documents are filed as a part of this report:

 1. The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
       Management's Report
       Independent Auditors' Report
       Consolidated Statements of Financial Condition - December 31, 1997 and
         1996
       Consolidated Statements of Earnings - Years Ended December 31, 1997,
         1996, and 1995
       Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
         1996, and 1996
       Consolidated Statements of Stockholders' Equity - Years Ended
         December 31, 1997, 1996, and 1995
       Notes to Consolidated Financial Statements
 2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.
 3.    The following exhibits are required to be filed with this report by
         Item 14(c):
 3.1   Restated Articles of Incorporation of the Company (previously filed as
         Exhibit 3.1 to the Company's Form S-1
       Registration Statement and incorporated herein by reference).
 4.1 Specimen Common Stock Certificate (previously filed as Exhibit 4 to the Company's Form S-1 Registration Statement and incorporated herein by reference).
10.1* Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, and Carrie and Ms Anderson (previously filed as Exhibit 10.4 to the Company's Form S-1 Registration Statement and incorporated herein by reference).
10.2*  First Amended Employee Stock Option and Appreciation Rights Plan of
         Flagstar Bank, as amended and restated (previously filed as Exhibit
         10.5 to the Company's Form S-1 Registration Statement and incorporated herein by reference).
10.3*  Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit
         10.7 to the Company's Form S-1 Registration Statement and incorporated herein by reference).
21.    Subsidiaries of the Registrant (filed herewith).
23.    Consent of Grant Thornton LLP (filed herewith).
27.    Financial Data Schedule (Edgar filing only).

* Denotes management contract, a compensatory arrangement required to be filed as an exhibit in which Company's executive officers participate.

Flagstar Bancorp, Inc., will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company's reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to: Michael W. Carrie, Executive Vice President, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                           FLAGSTAR BANCORP, INC.

                       By: /s/ THOMAS J. HAMMOND
                          ---------------------------
                             Thomas J. Hammond
                            Chairman of the Board
                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.


SIGNATURE                             TITLE

By:  /s/ THOMAS J. HAMMOND            Chairman of the Board
     -----------------------------    and Chief Executive Officer
            Thomas J. Hammond

By:  /s/ MARK T. HAMMOND              Vice Chairman of the Board
     -----------------------------    and President
            Mark T. Hammond

By:  /s/ MICHAEL W. CARRIE            Director, Executive Vice President and
     -----------------------------    Chief Financial Officer
            Michael W. Carrie         (Principal Financial and
                                      Accounting Officer)

By:  /s/ JOAN H. ANDERSON             Executive Vice President
     -----------------------------    and Director
            Joan H. Anderson

By:  /s/ JAMES D. COLEMAN             Director
     -----------------------------
            James D. Coleman

By:  /s/ RICHARD S. ELSEA.            Director
     -----------------------------
            Richard S. Elsea

By:  /s/ C. MICHAEL KOJAIAN           Director
     -----------------------------
            C. Michael Kojaian

By:  /s/ JAMES D. ISBISTER            Director
     -----------------------------
            James D. Isbister

By:  /s/ JOHN R. KERSTEN              Director
     -----------------------------
            John R. Kersten

EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION
-------                      -----------
  1           The following consolidated financial statements of the Company are included in this Form 10-K under Item 8:
                Management's Report
                Independent Auditors' Report
                Consolidated Statements of Financial Condition -
                  December 31, 1997 and 1996
                Consolidated Statements of Earnings - Years Ended December 31,
                  1997, 1996, and 1995
                Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1997, 1996, and 1996
                Consolidated Statements of Stockholders' Equity - Years Ended
                  December 31, 1997, 1996, and 1995
                Notes to Consolidated Financial Statements
  2.          All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.
  3.          The following exhibits are required to be filed with this report by Item 14(c):
  3.1           Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company's Form S-1 Registration
                Statement and incorporated herein by reference).
  4.1           Specimen Common Stock Certificate (previously filed as Exhibit 4 to the Company's Form S-1 Registration Statement and
                incorporated herein by reference).
 10.1*        Form of Employment Agreements separately entered into between
              Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, and Carrie and Ms Anderson (previously filed as Exhibit 10.4 to the Company's Form S-1 Registration Statement and incorporated herein by reference).
 10.2*        First Amended Employee Stock Option and Appreciation Rights Plan
              of Flagstar Bank, as amended and restated (previously filed as
              Exhibit 10.5 to the Company's Form S-1 Registration Statement and
              incorporated herein by reference).
 10.3*        Deferred Compensation Plan of Flagstar Bank (previously filed as
              Exhibit 10.7 to the Company's Form S-1 Registration Statement and
              incorporated herein by reference).
 21.          Subsidiaries of the Registrant (filed herewith).
 23.          Consent of Grant Thornton LLP (filed herewith).
 27.          Financial Data Schedule (Edgar filing only).

* Denotes management contract, a compensatory arrangement required to be filed as an exhibit in which Company's executive officers participate.