Form 10-Q
period 1998-03-31
FLAGSTAR BANCORP INC
filed 1998-05-14
CIK 1033012

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:  0-22353
                      --------



                            FLAGSTAR BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          MICHIGAN                                         38-3150651
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN             48302-0953
-----------------------------------------------             ----------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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
                                                   -------     -----

          As of May 12, 1998, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

   Consolidated Statements of Financial Condition - March 31, 1998 (unaudited) and December 31, 1997.

   Unaudited Consolidated Statements of Earnings - For the three months ended March 31, 1998 and 1997.

   Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 1998 and 1997.

   Condensed Notes to Consolidated Financial Statements.



When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                            FLAGSTAR  BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                                  At March 31,              At December 31,
Assets                                                                1998                       1997
                                                            -------------------------------------------------
Cash and cash equivalents                                        $   48,973                   $   21,928
  Loans receivable
    Mortgage loans available for sale                             1,612,132                    1,197,152
    Loans held for investment                                       661,800                      463,607
    Less: allowance for losses                                       (7,000)                      (5,500)
                                                            ---------------               --------------
Loans receivable, net                                             2,266,932                    1,655,259
Federal Home Loan Bank stock                                         45,025                       40,025
Other investments                                                       537                          538
                                                            ---------------               --------------
Total earning assets                                              2,312,494                    1,695,822
Accrued interest receivable                                          19,915                       16,492
Repossessed assets                                                   16,766                       18,262
Premises and equipment                                               29,615                       29,131
Mortgage servicing rights                                            85,179                       83,845
Other assets                                                         50,982                       35,604
                                                            ---------------               --------------
            Total assets                                         $2,563,924                   $1,901,084
                                                            ===============               ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposit accounts                                                 $1,367,275                   $1,109,933
Federal Home Loan Bank advances                                     721,111                      482,378
                                                            ---------------               --------------
Total interest bearing liabilities                                2,088,386                    1,592,311
Accrued interest payable                                             10,774                       10,555
Undisbursed payments on
   loans serviced for others                                         90,333                       45,852
Escrow accounts                                                      75,725                       43,368
Liability for checks issued                                          69,930                       45,896
Federal income taxes payable                                         25,522                       20,808
Other liabilities                                                    69,704                       15,677
                                                            ---------------               --------------
         Total liabilities                                        2,430,374                    1,774,467
STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized,
   13,670,000 shares issued at March 31, 1998 and
   December 31, 1997                                                    137                          137
Additional paid in capital                                           29,988                       29,988
Retained earnings                                                   103,425                       96,492
                                                            ---------------               --------------
         Total stockholders' equity                                 133,550                      126,617
                                                            ---------------               --------------
    Total liabilities and stockholders' equity                   $2,563,924                   $1,901,084
                                                            ===============                 ==============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR  BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                 (in thousands)


                                                       For the Quarter ended March 31,
                                                         1998                    1997
                                                 -----------------------------------------
Interest Income
Loans                                                        $37,085               $25,472
Other                                                            824                   519
                                                 -------------------     -----------------
    Total                                                     37,909                25,991
INTEREST EXPENSE
Deposits                                                      16,729                 9,736
FHLB advances                                                  9,722                 5,213
Other                                                            478                   297
                                                 -------------------     -----------------
    Total                                                     26,929                15,246
                                                 -------------------     -----------------
Net interest income                                           10,980                10,745
Provision for losses                                           2,621                   662
                                                 ===================     =================
Net interest income after provision for losses                 8,359                10,083

NON-INTEREST INCOME
Loan administration                                               80                 2,834
Net gain (loss) on loan sales                                 16,802                  (123)
Net gain on sales of mortgage servicing rights                 1,883                 9,315
Other fees and charges                                           629                   560
                                                 -------------------     -----------------
    Total                                                     19,394                12,586
NON-INTEREST EXPENSE
Compensation and benefits                                      4,263                 7,235
Occupancy and equipment                                        3,732                 3,365
General and administrative                                     7,305                 4,965
                                                 -------------------     -----------------
    Total                                                     15,300                15,565
                                                 ===================     =================
Earnings before federal income taxes                          12,453                 7,104
Provision for federal income taxes                             4,700                 2,583
                                                 -------------------     -----------------
NET EARNINGS                                                 $ 7,753               $ 4,521
                                                 ===================     =================

EARNINGS PER SHARE - BASIC                                     $0.57                 $0.40
                                                 ===================     =================

EARNINGS PER SHARE - DILUTED                                   $0.54                 $0.40
                                                 ===================     =================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            Flagstar  Bancorp, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            For the Quarter ended March 31,
                                                                                              1998                    1997
                                                                                     -------------------------------------------
Operating Activities
    Net earnings                                                                             $     7,753             $     4,521
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                         2,621                     662
      Depreciation and amortization                                                                7,136                   3,864
      Net (gain) loss on the sale of assets                                                         (208)                    111
      Net (gain) loss on loan sales                                                              (16,802)                    123
      Gain on sales of mortgage servicing rights                                                  (1,883)                 (9,315)
      Proceeds from sales of loans available for sale                                          3,146,811               1,245,651
      Originations and repurchases of loans available for sale, net of principal              (3,548,112)             (1,497,159)
       repayments
      Increase in accrued interest receivable                                                     (3,423)                   (520)
      Increase in other assets                                                                   (15,708)                 (9,557)
      Increase in accrued interest payable                                                           218                     780
      Increase (decrease) in liability for checks issued                                          24,033                  (1,132)
      Decrease in current federal income taxes payable                                           (12,098)                 (8,644)
      Provision (benefit) for deferred federal income taxes payable                               16,813                    (773)
      Increase (decrease) in other liabilities                                                    54,027                  (3,272)
                                                                                     -------------------      ------------------
          Net cash used in operating activities                                                 (338,822)               (274,660)
INVESTING ACTIVITIES
      Maturity of other investments                                                                    1                     344
      Originations of loans held for investment, net of principal repayments                    (198,192)                 32,736
      Purchase of Federal Home Loan Bank Stock                                                    (5,000)                 (5,775)
      Proceeds from the disposition of repossessed assets                                          3,706                   1,346
      Acquisitions of premises and equipment                                                      (2,019)                 (4,651)
      Increase in mortgage servicing rights                                                      (39,677)                (13,499)
      Proceeds from the sale of mortgage servicing rights                                         34,956                  20,515
                                                                                     -------------------      ------------------
          Net cash (used in) provided by investing activities                                   (206,225)                 31,016
FINANCING ACTIVITIES
      Net increase in deposit accounts                                                           257,342                 142,807
      Net increase in Federal Home Loan Bank advances                                            238,732                  75,813
      Net (disbursement) receipt of payments of loans serviced for others                         44,481                    (190)
      Net receipt of escrow payments                                                              32,357                  11,962
      Dividends paid to stockholders                                                                (820)                      -

          Net cash provided by financing activities                                              572,092                 230,392
                                                                                     -------------------      ------------------
Net (decrease) increase in cash and cash equivalents                                              27,045                 (13,252)
Beginning cash and cash equivalents                                                               21,928                  44,187
                                                                                     -------------------      ------------------
Ending cash and cash equivalents                                                             $    48,973             $    30,935
                                                                                     ===================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                                     $     2,003             $       824

      Total interest payments made on deposits and other borrowings                          $    26,711             $    14,466

      Federal income taxes paid                                                              $     -                 $    12,000
                                                                                     ===================      ==================
      Loans held for investment transferred to loans available for sale                      $     -                  $      -
                                                                                     ===================      ==================
      Loans available for sale transferred to loans held for investment                      $     -                  $      -
                                                                                     ===================      ==================

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

NOTE 2. BASIS OF PRESENTATION
        ---------------------

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Ratios

                                                                   For the Quarter ended
                                                       March 31, 1998                 March 31, 1997
                                                 ------------------------      -------------------------

  Return on average assets                                           1.37%                          1.28%
  Return on average equity                                          24.05%                         22.85%
  Efficiency ratio                                                  41.00%                         65.35%

  Equity-to-assets ratio (average for the period)                    5.70%                          5.59%
  Average shares outstanding                                       13,670                         11,250

  Mortgage loans originated or purchased                       $3,631,328                     $1,496,298
  Mortgage loans sold                                          $3,088,417                     $1,244,741

  Interest rate spread                                               1.62%                          2.52%
  Net interest margin                                                2.19%                          3.32%

  Ratio of charge-offs to average loans                               .22%                           .05%
   outstanding

                                                       March 31, 1998               December 31, 1997
                                                 ------------------------      -------------------------

  Equity-to-assets ratio                                             5.20%                          6.66%
  Tangible capital ratio (1)                                         6.90%                          5.40%
  Core capital ratio (1)                                             7.05%                          5.62%
  Risk-based capital ratio (1)                                      13.02%                         11.22%
  Total risk-based capital ratio (1)                                13.47%                         11.74%

  Book value per share                                         $     9.77                     $     9.26
  Shares outstanding                                               13,670                         13,670

  Mortgage loans serviced for others                           $6,483,836                     $6,412,797
  Capitalized value of mortgage servicing rights                     1.31%                          1.31%

  Ratio of non performing assets to total assets                     2.31%                          3.29%

  Number of  bank branches                                             22                             19
  Number of loan origination centers                                   30                             35
  Number of correspondent offices                                      16                             16
  Number of employees                                               1,330                          1,184

-------------

(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

Net Earnings

Net earnings for the three months ended March 31, 1998 were $7.8 million ( $.57 per share-basic ), a $3.3 million increase from the $4.5 million ( $.40 per share-basic ) reported in 1997. The increase resulted primarily from a $6.8 million increase in non-interest income.

NET INTEREST INCOME

Net interest income increased $.3 million, or 2.8%, to $11.0 million for the 1998 period, from $10.7 million for the 1997 period. This increase was due to a $767.1 million increase in average interest-earning assets between the comparable periods, offset by a $785.2 million increase in interest-bearing liabilities necessary to fund the growth and accommodate $18.1 million of net decrease in non-interest-bearing liabilities versus non-interest earning assets. At the same time, the Company's interest rate spread decreased from 2.52% for the 1997 period to 1.62% for the 1998 period. The decreased spread, along with the $18.1 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin of 1.19% to 2.19% for the 1998 period from 3.38% for the 1997 period.

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

TABLE 1
-------
AVERAGE YIELDS EARNED AND RATES PAID

                                                                     Quarter Ended March 31,
                                -----------------------------------------------------------------------------------------------
                                                     1998                                              1997
                                -------------------------------------------      ----------------------------------------------
                                     Average                       Yield/              Average                         Yield/
                                     Balance        Interest        Rate               Balance         Interest         Rate
                                -----------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                                 ( In Millions )
Loans receivable, net                 $1,994,820        $37,085        7.44%             $1,243,050        $25,472         8.20%
FHLB stock                                40,900            807        8.00                  23,419            471         8.16
Other                                      1,184             17        5.41                   3,318             48         5.91
                                ----------------                                 ---------------------------------

Total                                  2,036,904        $37,909        7.44%              1,269,787        $25,991         8.19%
Other assets                             226,969                                            125,193
Total assets                          $2,263,873                                         $1,394,980
                                ================                                 ==================

INTEREST-BEARING LIABILITIES:

Deposits                              $1,189,422        $16,729        5.70%             $  715,241        $ 9,736         5.52%
FHLB advances                            661,133          9,722        5.96                 356,394          5,213         5.93
Other                                     25,671            478        7.55                  19,364            297         6.22
                                                                                 ---------------------------------

Total interest-bearing                 1,876,226        $26,929        5.82%              1,090,999        $15,246         5.67%
 liabilities
Other liabilities                        258,704                                            224,896
  Stockholders equity                    128,943                                             79,085
                                ----------------                                 ------------------
Total liabilities and
        stockholders equity           $2,263,873                                         $1,394,980
                                ================                                 ==================

Net interest-earning assets           $  160,678                                         $  178,788
                                ================                                 ==================

Net interest income                                     $10,980                                            $10,745
                                                ===============                                    ===============

Interest rate spread                                                   1.62%                                               2.52%
                                                               ============                                       =============

Net interest margin                                                    2.19%                                               3.38%
                                                               ============                                       =============

Ratio of average interest-
earning assets to
interest-bearing liabilities                                            109%                                                116%
                                                               ============                                       =============

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

TABLE 2
-------
RATE/VOLUME ANALYSIS

                                               Quarter Ended March 31,
                                   --------------------------------------------
                                                  1998 versus 1997
                                             Increase (Decrease) Due To:
                                             Rate        Volume         Total
                                   --------------------------------------------
INTEREST INCOME:                                   (In Thousands)
Loans receivable, net                     ($ 3,789)       $15,404       $11,615
FHLB stock                                     (16)           352           336
Other                                           (1)           (32)          (33)
                                   --------------------------------------------
Total                                     ($ 3,806)       $15,724       $11,918
INTEREST EXPENSE:
Deposits                                 $     918        $ 6,075       $ 6,993
FHLB advances                                  (90)         4,599         4,509
Other                                           85             96           181
                                   --------------------------------------------
Total                                    $     913        $10,770       $11,683

Net change in net interest income         ($ 4,719)       $ 4,954       $   235
                                   ============================================

Provision for Losses

The provision for losses increased to $2.6 million in the 1998 period from $662,000 during the same period in 1997. The increase in the provision reflects the increase in the level of loans receivable to $2.3 billion at March 31, 1998 from $1.7 billion at December 31, 1997, a 35.3% increase. The increase in the provision allowed management to increase the allowance for losses to $7.0 million, a $1.5 million increase from December 31, 1997. Non-performing loans decreased $1.6 million during the quarter to $42.7 million at March 31, 1998, from $44.3 million at December 31, 1997, a decrease of 3.6%. Net charge-offs in the period were an annualized 0.22% of average loans outstanding versus .05% in the 1997 period and .20% for all of 1997.

NON-INTEREST INCOME

During 1998, non-interest income increased $6.8 million, or 54.0%, to $19.4 million from $12.6 million. This increase was attributable to an increase in net gain on loan sales, offset by a decrease in net gain on the sales of mortgage servicing rights and a decrease in loan administration fees.

  LOAN ADMINISTRATION

Loan administration fee income decreased $2.7 million, or 96.4%, to $80,000 for the 1998 period, from $2.8 million for the 1997 period. This decrease resulted primarily from an increase in the amortization of mortgage servicing rights caused by prepayments in the underlying mortgage loans. Fee income before the amortization of serving rights actually increased $.4 million for the three months ended March 31, 1998, to $5.3 million but was offset by a $3.3 million increase in amortization. At March 31, 1998, the unpaid principal balance of loans serviced for others was $6.5 billion versus $4.2 billion serviced at December 31, 1997. At March 31, 1998 the weighted average servicing fee on loans serviced for others was 0.279% (i.e., 27.9 basis points).

  NET GAIN ON LOAN SALES

For the 1998 period, net gain on loan sales increased $16.9 million, to $16.8 million, from a $123,000 loss in the 1997 period. The 1998 period reflects the sale of $3.1 billion in loans versus $1.2 billion sold in the 1997 period. The falling interest rate environment in the 1998 period resulted in the recognition of a large gain from the sale of loans. In contrast, management believes the interest rate environment in the 1997 period was more stable and constant which provided a near break-even from loan sales.

  NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the period ended March 31, 1998, the net gain on the sale of mortgage servicing rights decreased $7.4 million to $1.9 million, from $9.3 million for the same period in 1997. The gain on sale of mortgage servicing rights decreased due to the sale of $2.3 billion in newly originated servicing rights in 1998, which had a book value which more closely mirrored the sales price. The bulk mortgage servicing rights sold in 1997 was an accumulation of $650 million in rights originated prior to 1995 and the adoption of FASB 122 and $750 million of recently originated servicing rights.

The Company also sold $337.8 million and $254.2 million in loans on a servicing released basis during the 1998 and 1997 periods, respectively.

  OTHER FEES AND CHARGES

In the 1998 period, other fees and charges, which include certain loan fees and charges, deposit-related fees and escrow waiver fees, increased $69,000 from the 1997 period to $629,000.

NON-INTEREST EXPENSE

The following table sets forth components of the Company's non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings. Management believes that the analysis of non-interest expense on a "gross" basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing two periods.

                                                        Quarter Ended March 31,
                                                    1998                       1997
                                             ----------------           ----------------
                                                           ( In thousands )
Compensation and benefits                            $ 12,340                    $10,852
Commissions                                             5,906                      2,681
Occupancy and equipment                                 3,732                      3,357
Advertising                                               282                        402
Core deposit amortization                                 323                        323
Federal insurance premium                                 165                         61
Other                                                   9,993                      5,747
                                             ----------------           ----------------
Total                                                  32,743                     23,423
Less: capitalized direct costs of loan
 closings                                             (17,443)                    (7,858)
                                             ----------------           ----------------
Total, net                                           $ 15,300                    $15,565
                                             ================           ================
Efficiency ratio(1)                                      41.0%                      60.4%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $9.3 million, or 39.7%, to $32.7 million for the 1998 period from $23.4 million for the 1997 period. These increased costs are primarily attributable to the $2.1 billion increase (140%) in mortgage loan originated during the comparable periods. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported.

The increased commission expense of $3.2 million and the $1.5 million compensation cost increase is the direct result of the increase in mortgage loan originations during period. The majority of the $4.3 million increase in general and administrative expenses represents increased contract underwriting costs and other costs associated with the mortgage loan production.

Additionally, the Company also opened three new bank branches during the quarter, and maintained six more branches in the 1998 quarter than the comparable 1997 period.

SEGMENT REPORTING
-----------------

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 22 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 30 loan origination centers located in Michigan, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation.

TABLE 4
-------
Retail Banking Operations

                                  At or for the quarter ended March 31,
                                    1997                        1996
                            -----------------------------------------------
                                            ( In thousands )
Revenues                               $  6,478                    $  5,537
Earnings before taxes                     4,015                       3,187
Identifiable assets                     696,374                     457,843

TABLE 5
-------
Mortgage Banking Operations

                                 At or for the quarter ended March 31,
                                   1998                        1997
                            ----------------------------------------------
                                            ( In thousands )
Revenues                           $   23,896                   $   17,794
Earnings before taxes                   8,438                        3,917
Identifiable assets                 1,981,213                    1,253,236

FINANCIAL CONDITION

  Assets

The Company's assets totaled $2.6 billion at March 31, 1998, an increase of $662.8 million, or 34.9%, as compared to $1.9 billion at December 31, 1997. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment, Federal Home Loan Bank stock, accrued interest receivable, mortgage servicing rights, cash and cash equivalents, and other assets offset in part by a decrease in repossessed assets.

  LOANS RECEIVABLE, NET

Loans receivable, net increased $611.7 million, from $1.7 billion at December 31, 1997 to $2.3 billion at March 31, 1998.

Mortgage loans available for sale increased $414.9 million, or 43.9%, to $1.6 billion at March 31, 1998, from $1.2 billion at December 31, 1997. This increase is attributable to the increased leverage ability provided by the increase in regulatory capital provided by the proceeds received by Flagstar Capital Corporation, a second tier subsidiary, from its sale of preferred stock and the Company's decision to hold larger portions of its mortgage loan production for longer periods until sold into the secondary market.

Loans held for investment increased $198.2 million, or 42.8%, from $463.6 million at December 31, 1997 to $661.8 million at March 31, 1998. This increase is attributable to the purchase of mortgage loans by Flagstar Capital Corporation, a subsidiary of the Bank, and an increased use of warehouse lines of credit by mortgage banking companies in order to access funding for their mortgage closings. Flagstar Capital Corporation bought mortgage loans with a principal balance at March 31, 1998 of $109.7 million. Warehouse lines used at March 31, 1998 totaled $185.0 million versus $77.5 million at December 31, 1997.

  ALLOWANCE FOR LOSSES

The allowance for losses totaled $7.0 million at March 31, 1998, an increase of $1.5 million, or 27.3%, from $5.5 million at December 31, 1997. The allowance for losses as a percentage of non-performing loans was 16.41% and 12.41% at March 31, 1998 and December 31, 1997, respectively. The Company's non-performing loans totaled $42.7 million and $44.3 million at March 31, 1998 and December 31, 1997, respectively. The allowance for losses as a percentage of total loans, was
 .31% and .33% at March 31, 1998 and December 31, 1997, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the quarter ended March 31, 1998, non-performing assets declined $3.2 million, or 5.1%, and management increased the allowance for losses $1.5 million, creating an 8.2% decrease in net non-performing assets.

  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased from $16.5 million at December 31, 1997 to $19.9 million at March 31, 1998 as the Company's total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

  Repossessed assets

Repossessed assets decreased from $18.3 million at December 31, 1997 to $16.8 million at March 31, 1998 as the Company's non-performing loans were foreclosed upon by the Bank. This 8.2% decrease is the direct result of the decrease in the amount of non-performing loans and loan repurchases made during the period.

  FHLB Stock

Holdings of FHLB stock increased from $40.0 million at December 31, 1997 to $45.0 million at March 31, 1998 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

  MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $85.2 million at March 31, 1998, an increase of $1.4 million, or 1.7%, from $83.8 million at December 31, 1997. During the quarter ended March 31, 1998, the Company capitalized $39.7 million, amortized $5.3 million, and sold $33.0 million in mortgage servicing rights.

  OTHER ASSETS

Other assets increased $15.4 million, or 43.3%, to $51.0 million at March 31, 1998, from $35.6 million at December 31, 1997. The majority of this increase was attributable to the receivable recorded in conjunction with the sale of mortgage servicing rights completed in February 1998. Upon a sale of mortgage servicing rights, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. In connection with the sale of mortgage servicing rights, the Company had receivables of $33.6 million at March 31, 1998. The balance due is paid upon transfer by the Company of the related mortgage loan servicing documents, usually within 180 days after the sale date.

LIABILITIES

The Company's total liabilities increased $655.9 million, or 37.0%, to $2.4 billion at March 31, 1998, from $1.8 billion at December 31, 1997. This increase was attributable to an increase in every category of liability account.

  DEPOSIT ACCOUNTS

Deposit accounts increased $257.3 million, or 23.2%, to $1.4 billion at March 31, 1998, from $1.1 billion at December 31, 1997. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 19 at December 31, 1997 to 22 at March 31, 1998. The bank branches have generated $54.8 million in new deposits, an annualized 43.1% growth rate, since December 31, 1997. At March 31, 1998, the Company's certificates of deposit totaled $1.2 billion, or 85.7% of total deposits. These certificates carry an average balance of $51,964 and a weighted average cost of 5.96%. Approximately $803.3 million of the certificates of deposit were brokered deposits or deposits garnered through secondary markets and carried a weighted average cost of 5.88%.

     FHLB ADVANCES
     -------------

FHLB advances increased $238.7 million, or 49.5%, to $721.1 million at March 31, 1998, from $482.4 million at December 31, 1997. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

  UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others increased $44.4 million, or 96.7%, to $90.3 million at March 31, 1998, from $45.9 million at December 31, 1997. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

  ESCROW ACCOUNTS

Customer escrow accounts increased $32.3 million, or 74.4%, to $75.7 million at March 31, 1998, from $43.4 million at December 31, 1997. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

  LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $24.0 million, or 52.3%, to $69.9 million at March 31, 1998, from $45.9 million at December 31, 1997. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and decreasing during a time when loan origination volume is down.

  FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable increased $4.7 million, or 22.6%, to $25.5 million at March 31, 1998, from $20.8 million at December 31, 1997. This decrease was primarily attributable to the timing of payments and a decrease in the current tax liability.

  OTHER LIABILITIES

Other liabilities increased $54.0 million, or 343.9%, to $69.7 million at March 31, 1998, from $15.7 million at December 31, 1997. This increase was primarily attributable to the issuance of $57.5 million of preferred stock by Flagstar Capital Corporation, a second tier subsidiary of the Company.

                        LIQUIDITY AND CAPITAL RESOURCES

  LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 17.77% for the month ended March 31, 1998.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended March 31, 1998 totaled $3.1 billion, an increase of $1.9 billion, or 158.3% from $1.2 billion sold during the same period in 1997. This increase in mortgage loan sales was attributable to the 140.0% increase in mortgage loan originations. The Company sold 85.0% and 83.2% of its mortgage loan originations during the three month periods ended March 31, 1998 and 1997, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for 90-day terms with no prepayment penalty. The Company had $721.1 million outstanding at March 31, 1998. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.1 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 1998, the Company had outstanding rate-lock commitments to lend $1.8 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $47.0 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of March 31, 1998, the Company had outstanding commitments to sell $1.6 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $130.0 million at March 31, 1998. Such commitments include $274.8 million in warehouse lines of credit to various mortgage companies, of which $185.0 million was drawn upon as of March 31, 1998.

                                CAPITAL RESOURCES.

At March 31, 1998, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.



ITEM 3.  MARKET RISK

Management believes there has been no material change in either interest rate risk or market risk since the December 31, 1997.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

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


                                 FLAGSTAR BANCORP, INC.



Date:  May 12, 1998              /s/ Mark T. Hammond
                                 -------------------
                                 Mark T. Hammond
                                 Vice Chairman of the Board and
                                 President
                                 (Duly Authorized Officer)



                                 /s/ Michael W. Carrie
                                 ---------------------
                                 Michael W. Carrie
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)