Form 10-Q
period 1998-06-30
FLAGSTAR BANCORP INC
filed 1998-08-13
CIK 1033012

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:      0-22353
                      --------------


                            FLAGSTAR BANCORP, INC.
             ----------------------------------------------------
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
                                                   -------    -------

          As of August 12, 1998, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

     Consolidated Statements of Financial Condition - June 30, 1998 (unaudited) and December 31, 1997.

     Unaudited Consolidated Statements of Earnings - For the three and six months ended June 30, 1998 and 1997.

     Unaudited Consolidated Statements of Cash Flows - For the six months ended June 30, 1998 and 1997.

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

                            FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   AT JUNE 30,   AT DECEMBER 31,
ASSETS                                                1998            1997
                                                   ----------------------------
                                                   (unaudited)
Cash and cash equivalents                           $   20,283     $   21,928
  Loans receivable
    Mortgage loans available for sale                1,581,627      1,197,152
    Loans held for investment                          672,222        463,607
    Less: allowance for losses                         (12,000)        (5,500)
                                                   -------------  -------------
Loans receivable, net                                2,241,849      1,655,259
Federal Home Loan Bank stock                            52,500         40,025
Other investments                                          536            538
                                                   -------------  -------------
Total earning assets                                 2,294,885      1,695,822
Accrued interest receivable                             25,381         16,492
Repossessed assets                                      22,603         18,262
Premises and equipment                                  29,702         29,131
Mortgage servicing rights                              138,138         83,845
Other assets                                            42,288         35,604
                                                   -------------  -------------
            Total assets                            $2,573,280     $1,901,084
                                                   =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                    $1,374,865     $1,109,933
Federal Home Loan Bank advances                        701,500        482,378
                                                   -------------  -------------
Total interest bearing liabilities                   2,076,365      1,592,311
Accrued interest payable                                11,281         10,555
Undisbursed payments on
   loans serviced for others                            62,890         45,852
Escrow accounts                                         84,504         43,368
Liability for checks issued                             77,131         45,896
Federal income taxes payable                            35,515         20,808
Other liabilities                                       82,819         15,677
                                                   -------------  -------------
         Total liabilities                           2,430,505      1,774,467

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized,
   13,670,000 shares issued at June 30, 1998 and
   December 31, 1997                                       137            137
Additional paid in capital                              29,988         29,988
Retained earnings                                      112,650         96,492
                                                   -------------  -------------
         Total stockholders' equity                    142,775        126,617
                                                   -------------  -------------
    Total liabilities and stockholders' equity      $2,573,280     $1,901,084
                                                   =============  =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                  FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                    1998         1997          1998        1997
                                                  --------     --------      --------    --------
Interest Income
Loans                                              $45,418      $27,548       $82,503     $53,021
Other                                                1,060          538         1,883       1,057
                                                  --------    ---------      --------    --------
    Total                                           46,478       28,086        84,386      54,078

INTEREST EXPENSE
Deposits                                            19,514       11,600        36,243      21,336
FHLB advances                                       12,770        6,441        22,492      11,654
Other                                                1,719          297         2,680         595
                                                  --------    ---------      --------    --------
    Total                                           34,003       18,338        61,415      33,585
                                                  --------    ---------      --------    --------
Net interest income                                 12,475        9,748        22,971      20,493
Provision for losses                                 5,618        1,652         8,239       2,314
                                                  --------    ---------      --------    --------
Net interest income after provision for losses       6,857        8,096        14,732      18,179

NON-INTEREST INCOME
Loan administration                                      8        1,605            88       4,439
Net gain on loan sales                              29,173        3,668        45,975       3,546
Net gain on sales of mortgage servicing rights         999        9,168         2,883      18,482
Other fees and charges                               1,285        1,434         2,396       1,995
                                                  --------    ---------      --------    --------
    Total                                           31,465       15,875        51,342      28,462

NON-INTEREST EXPENSE
Compensation and benefits                            6,303        6,847        10,567      14,081
Occupancy and equipment                              4,347        3,112         8,079       6,477
General and administrative                           7,489        5,898        14,792      10,864
                                                  --------    ---------      --------    --------
    Total                                           18,139       15,857        33,438      31,422
                                                  --------    ---------      --------    --------
Earnings before federal income taxes                20,183        8,114        32,636      15,219
Provision for federal income taxes                  10,000        2,973        14,700       5,557
                                                  --------    ---------      --------    --------
NET EARNINGS                                       $10,183      $ 5,141       $17,936     $ 9,662
                                                  ========    =========      ========    ========

EARNINGS PER SHARE - BASIC                           $0.74        $0.40         $1.31       $0.80
                                                  ========    =========      ========    ========

EARNINGS PER SHARE - DILUTED                         $0.73        $0.40         $1.27       $0.80
                                                  ========    =========      ========    ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            FLAGSTAR BANCORP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                        OR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        1998             1997
                                                                                     ----------------------------
OPERATING ACTIVITIES
    Net earnings                                                                     $    17,936      $     9,662
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                 8,239            2,314
      Depreciation and amortization                                                       15,401            7,839
      Net gain on the sale of assets                                                        (486)            (633)
      Net gain on loan sales                                                             (45,975)          (3,546)
      Gain on sales of mortgage servicing rights                                          (2,883)         (18,482)
      Proceeds from sales of loans available for sale                                  7,654,161        2,700,741
      Originations and repurchases of loans available for sale, net of principal      (8,007,193)      (2,903,477)
       repayments
      Increase in accrued interest receivable                                             (8,889)          (1,729)
      (Increase) decrease in other assets                                                 (7,344)           6,123
      Increase in accrued interest payable                                                   725            3,405
      Increase (decrease) in liability for checks issued                                  31,235           (2,086)
      Decrease in current federal income taxes payable                                    (2,105)          (5,679)
      Provision (benefit) for deferred federal income taxes payable                       16,813             (773)
      Increase (decrease) in other liabilities                                            67,141           (3,555)
                                                                                     -----------      -----------
          Net cash used in operating activities                                         (263,224)        (209,876)

INVESTING ACTIVITIES
      Maturity of other investments                                                            2              345
      Originations of loans held for investment, net of principal repayments            (206,852)        (108,425)
      Purchase of Federal Home Loan Bank Stock                                           (12,475)         (10,500)
      Proceeds from the disposition of repossessed assets                                  7,175            2,802
      Acquisitions of premises and equipment                                              (3,464)          (6,034)
      Proceeds from the disposition of premises and equipment                                  -            2,733
      Proceeds from the disposition of real estate held for investment                         -              735
      Increase in mortgage servicing rights                                              (99,140)         (31,841)
      Proceeds from the sale of mortgage servicing rights                                 35,883           36,058
                                                                                     -----------      -----------
          Net cash used in investing activities                                         (278,871)        (114,127)

FINANCING ACTIVITIES
      Net increase in deposit accounts                                                   264,932          279,824
      Net increase in Federal Home Loan Bank advances                                    219,122           27,332
      Net (disbursement) receipt of payments of loans serviced for others                 17,037          (37,885)
      Net receipt of escrow payments                                                      41,136            1,587
      Proceeds from the sale of common stock                                                   -           27,230
      Dividends paid to stockholders                                                      (1,777)               -
                                                                                     -----------      -----------
          Net cash provided by financing activities                                      540,450          298,088
                                                                                     -----------      -----------
Net decrease in cash and cash equivalents                                                 (1,645)         (25,915)
Beginning cash and cash equivalents                                                       21,928           44,187
                                                                                     -----------      -----------
Ending cash and cash equivalents                                                     $    20,283      $    18,272
                                                                                     ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                             $    11,031      $     4,601
                                                                                     ===========      ===========
      Total interest payments made on deposits and other borrowings                  $    60,690      $    30,179
                                                                                     ===========      ===========
      Federal income taxes paid                                                      $     -          $    12,000
                                                                                     ===========      ===========
      Loans held for investment transferred to loans available for sale              $     -          $      -
                                                                                     ===========      ===========
      Loans available for sale transferred to loans held for investment              $     -          $      -
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL RATIOS

                                                 For the Quarter ended          For the Six months ended
                                                June 30,        June 30,        June 30,        June 30,
                                                  1998            1997            1998            1997
                                              -----------     -----------     -----------     -----------
  Return on average assets                           1.49%           1.30%           1.43%           1.30%
  Return on average equity                          29.40%          20.55%          26.81%          21.55%
  Efficiency ratio                                  41.24%          60.53%          45.00%          63.53%

  Equity-to-assets ratio (average for the            5.06%           6.31%           5.35%           6.02%
   period)
  Average shares outstanding                       13,670          12,798          13,670          11,990

  Mortgage loans originated or purchased      $ 4,616,445      $1,574,467      $8,247,773      $3,070,765
  Mortgage loans sold                         $ 4,476,229      $1,454,019      $7,564,646      $2,698,760

  Interest rate spread                               1.47%           2.41%           1.60%           2.46%
  Net interest margin                                2.02%           2.81%           2.03%           3.08%

  Charge-offs to average loans outstanding            .10%            .36%            .16%            .19%
----------------------------------------------------------------------------------------------------------

                                                June 30,         March 31,     December 31,      June 30,
                                                  1998             1998            1997            1997
                                              ------------     ------------    ------------    -----------

  Equity-to-assets ratio                             5.55%           5.20%           6.66%           7.23%
  Tangible capital ratio (1)                         5.67%           6.90%           5.40%           6.89%
  Core capital ratio (1)                             5.81%           7.05%           5.62%           7.19%
  Risk-based capital ratio (1)                      10.74%          13.02%          11.22%          12.99%
  Total risk-based capital ratio (1)                11.54%          13.47%          11.74%          13.46%

  Book value per share                        $     10.44      $     9.77      $     9.26      $     8.44
  Shares outstanding                               13,670          13,670          13,670          13,670

  Mortgage loans serviced for others          $10,375,460      $6,483,836      $6,412,797      $4,036,395
  Value of mortgage servicing rights                 1.33%           1.31%           1.31%            .99%

  Non performing assets to total assets              2.26%           2.31%           3.29%           3.41%

  Number of  bank branches                             24              22              19              19
  Number of loan origination centers                   32              30              35              35
  Number of correspondent offices                      15              16              16              16
  Number of employees                               1,461           1,330           1,184           1,248

----------
(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended June 30, 1998 were $10.2 million ( $.73 per share-diluted ), a $5.1 million increase from the $5.1 million ( $.40 per share-diluted ) reported in 1997. The increase resulted from a $2.8 million increase in net interest income, a $15.5 increase in non-interest income, offset by a $3.9 million increase in the provision for losses, a $2.3 million increase in operating expenses, and a $7.0 million increase in the provision for federal income taxes.

Net earnings for the six months ended June 30, 1998 were $17.9 million ( $1.27 per share-diluted ), a $8.2 million increase from the $9.7 million ( $.80 per share-diluted ) reported in 1997. The increase resulted from a $22.8 million increase in non-interest income, a $2.5 million increase in net interest income offset by a $5.9 million increase in the provision for losses, a $2.0 million increase in operating expenses, and a $9.2 million increase in the provision for federal income taxes.

NET INTEREST INCOME

Net interest income increased $2.8 million, or 28.9%, to $12.5 million for the three months ended June 30, 1998, from $9.7 million for the 1997 period. This increase was due to a $1.1 billion increase in average interest-earning assets between the comparable periods, offset by a $1.0 billion increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company's interest rate spread decreased from 2.41% in the 1997 period to 1.47% for the three months ended June 30, 1998. The decreased spread, along with the $84.0 million increase in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin of .79% to 2.02% for the three months ended June 30, 1998 from 2.81% for the comparable 1997 period.

Net interest income increased $2.5 million, or 12.2%, to $23.0 million for the six months ended June 30, 1998, from $20.5 million for the 1997 period. This increase was due to a $941.8 million increase in average interest-earning assets between the comparable periods, offset by a $920.5 million increase in interest-bearing liabilities necessary to fund the growth. The Company's interest rate spread decreased from 2.46% for the 1997 period to 1.60% for the six months ended June 30, 1998. The decreased spread, along with the $21.2 million increase in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin of 1.05% to 2.03% for the six months ended June 30, 1998 from 3.08% for the comparable 1997 period.

AVERAGE YIELDS EARNED AND RATES PAID

Table 1 and Table 2 presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and the amortization of net deferred loan origination costs. Nonaccruing loans were included in the average loan amounts outstanding.

TABLE 1
-------

                                                           Quarter Ended June 30,
                                -----------------------------------------------------------------------
                                                1998                                   1997
                                ----------------------------------    ---------------------------------
                                  Average                   Yield/       Average                 Yield/
                                  Balance      Interest      Rate        Balance     Interest     Rate
                                -----------------------------------------------------------------------
                                                              ( In Millions )
INTEREST-EARNING ASSETS:
Loans receivable, net            $2,456,220      $45,418      7.40%    $1,363,413     $27,548      8.08%
FHLB stock                           51,600        1,018      8.00         26,263         515      7.85
Other                                 2,938           42      5.72          1,563          23      5.89
                                ------------------------              -----------------------

Total interest-earning assets     2,510,758      $46,478      7.41%     1,391,239     $28,086      8.08%
Other assets                        225,315                               194,157
                                -----------                           -----------
Total assets                     $2,736,073                            $1,585,396
                                ===========                           ===========

INTEREST-BEARING LIABILITIES:

Deposits                         $1,380,763      $19,514      5.73%    $  830,999     $11,600      5.66%
FHLB advances                       858,428       12,770      6.03        433,646       6,441      5.93
Other                                80,500        1,719      8.47         19,538         297      6.22
                                ------------------------              -----------------------
Total interest-bearing
 liabilities                      2,319,691      $34,003      5.94%     1,284,183     $18,338      5.67%
Other liabilities                   277,819                               201,135
  Stockholders equity               138,563                               100,078
                                -----------                           -----------
Total liabilities and
        stockholders equity      $2,736,073                            $1,585,396
                                ===========                           ===========
Net interest-earning assets      $  191,067                            $  107,056
                                ===========                           ===========
                                           -------------                         ------------
Net interest income                              $12,475                              $ 9,748
                                           =============                         ============
                                                        ----------                           ----------
Interest rate spread                                          1.47%                                2.41%
                                                        ==========                           ==========
Net interest margin                                           2.02%                                2.81%
                                                        ==========                           ==========
Ratio of average interest-
earning assets to
interest-bearing liabilities                                   108%                                 108%
                                                        ==========                           ==========

TABLE 2
-------

AVERAGE YIELDS EARNED AND RATES PAID

                                                        Six Months Ended June 30,
                                -----------------------------------------------------------------------
                                                1998                                   1997
                                ----------------------------------    ---------------------------------
                                  Average                   Yield/       Average                 Yield/
                                  Balance      Interest      Rate        Balance     Interest     Rate
                                -----------------------------------------------------------------------
                                                              ( In Millions )
INTEREST-EARNING ASSETS:
Loans receivable, net            $2,225,972      $82,503      7.41%    $1,303,564      $53,021     8.13%
FHLB stock                           45,750        1,825      8.00         25,957          985     7.65
Other                                 2,061           58      5.63          2,461           72     5.90
                                ------------------------              ------------------------
Total interest-earning assets     2,273,783      $84,386      7.42%     1,331,982      $54,078     8.12%
Other assets                        227,120                               158,200
                                -----------                           -----------
Total assets                     $2,500,903                            $1,490,182
                                ===========                           ===========

INTEREST-BEARING LIABILITIES:
Deposits                         $1,278,039      $36,243      5.69%    $  781,598      $21,336     5.47%
FHLB advances                       760,534       22,492      5.93        395,028       11,654     5.95
Other                                78,066        2,690      6.88         19,451          595     6.17
                                ------------------------              ------------------------
Total interest-bearing
 liabilities                      2,116,639      $61,415      5.82%     1,196,077      $33,585     5.66%
Other liabilities                   250,484                               204,430
  Stockholders equity               133,780                                89,675
                                -----------                           -----------
Total liabilities and
        stockholders equity      $2,500,903                            $1,490,182
                                ===========                           ===========
Net interest-earning assets      $  157,144                            $  135,905
                                ===========                            ==========
                                           -------------                         -------------
Net interest income                              $22,971                               $20,493
                                           =============                         =============
                                                        ----------                            ---------
Interest rate spread                                          1.60%                                2.46%
                                                        ==========                            =========
Net interest margin                                           2.03%                                3.08%
                                                        ==========                            =========
Ratio of average interest-
earning assets to
interest-bearing liabilities                                   107%                                 111%
                                                        ==========                            =========

RATE/VOLUME ANALYSIS

Table 3 and Table 4 present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

TABLE 3
-------

                                               Quarter Ended June30,
                                     -----------------------------------------
                                                 1998 versus 1997
                                            Increase (Decrease) Due To:
                                          Rate          Volume        Total
                                     -----------------------------------------
                                                  (In Thousands)
INTEREST INCOME:
Loans receivable, net                     ($ 4,212)       $22,082      $17,870
FHLB stock                                      19            484          503
Other                                           (1)            20           19
                                     -----------------------------------------
Total                                     ($ 4,194)       $22,586      $18,392

INTEREST EXPENSE:
Deposits                                 $     243        $ 7,671      $ 7,914
FHLB advances                                  221          6,108        6,329
Other                                          453            969        1,422
                                     -----------------------------------------
Total                                    $     917        $14,748      $15,665
                                     -----------------------------------------
Net change in net interest income         ($ 5,111)       $ 7,838      $ 2,727
                                     =========================================

TABLE 4
-------

                                              Six Months Ended June30,
                                     ------------------------------------------
                                                  1998 versus 1997
                                              Increase (Decrease) Due To:
                                          Rate          Volume         Total
                                     ------------------------------------------
                                                   (In Thousands)
INTEREST INCOME:
Loans receivable, net                     ($ 8,034)       $37,516       $29,482
FHLB stock                                      80            760           840
Other                                           (3)           (11)          (14)
                                     ------------------------------------------
Total                                     ($ 7,957)       $38,265       $30,308

INTEREST EXPENSE:
Deposits                                 $   1,359        $13,548       $14,907
FHLB advances                                  (72)        10,910        10,838
Other                                          279          1,806         2,085
                                     ------------------------------------------
Total                                    $   1,566        $26,264       $27,830
                                     ------------------------------------------
Net change in net interest income         ($ 9,523)       $12,001       $ 2,478
                                     ==========================================

PROVISION FOR LOSSES

The provision for losses increased to $5.6 million for the three months ended June 30, 1998 from $1.7 million during the same period in 1997. The provision for losses increased to $8.2 million for the six months ended June 30, 1998 from $2.3 million during the same period in 1997. These increases were recorded to increase the level of the general allowance for losses to $12 million. The allowance now stands at 0.54% of loans and 33.7% of non performing loans. The allowance stood at 0.31% and 0.33% of loans and 16.4% and 12.4% of non performing loans at March 31, 1998 and December 31, 1997, respectively.

Non-performing loans stood at $35.7 million at June 30, 1998, a decrease from $42.7 at March 31, 1998 and $44.3 million at December 31, 1997, a decrease of 16.4% and 19.4%, respectively. Net charge-offs in the periods were an annualized 0.10% and 0.16% of average loans outstanding during the three months and six months ended June 30, 1998, respectively. These ratios compare favorably to 0.36% and 0.19% in the comparable 1997 periods, respectively.

NON-INTEREST INCOME

During the three months ended June 30, 1998, non-interest income increased $15.5 million, or 97.5%, to $31.4 million from $15.9 million. This increase was attributable to an increase in net gain on loan sales, offset by a decrease in net gain on the sales of mortgage servicing rights and a decrease in loan administration and other fees and charges.

During the six months ended June 30, 1998, non-interest income increased $22.8 million, or 80.0%, to $51.3 million from $28.5 million. This increase was attributable to an increase in net gain on loan sales, offset by a decrease in net gain on the sales of mortgage servicing rights and a decrease in loan administration fees.

  LOAN ADMINISTRATION

Loan administration fee income decreased $1.6 million, or 100.0%, to $8,000 during the three months ended June 30, 1998, from $1.6 million for the 1997 period. This decrease resulted primarily from an increase in the amortization of mortgage servicing rights caused by prepayments in the underlying mortgage loans. Fee income before the amortization of serving rights actually increased $2.7 million for the three months ended June 30, 1998, to $6.6 million but was offset by a $4.3 million increase in amortization. At June 30, 1998, the unpaid principal balance of loans serviced for others was $10.4 billion versus $6.5 billion serviced at March 31, 1998 and $6.4 billion serviced at December 31, 1997. At June 30, 1998 the weighted average servicing fee on loans serviced for others was 0.278% (i.e., 27.8 basis points).

Loan administration fee income decreased $4.3 million, or 97.7%, to $88,000 for the six months ended June 30, 1998, from $4.4 million for the 1997 period. This decrease also was the result of the increase in the amortization of mortgage servicing rights caused by prepayments in the underlying mortgage loans. Fee income before the amortization of serving rights actually increased $3.2 million for the six months ended June 30, 1998, to $11.9 million but was offset by a $7.5 million increase in amortization.

  NET GAIN ON LOAN SALES

For the three months ended June 30, 1998, net gain on loan sales increased $25.5 million, to $29.2 million, from a $3.7 million in the 1997 period. The 1998 period reflects the sale of $4.5 billion in loans versus $1.5 billion sold in the 1997 period. The lower and falling interest rate environment in the 1998 period resulted in the recognition of a larger gain from the sale of loans. In contrast, management believes the interest rate environment in the 1997 period was more stable and constant which provided less gain.

For the six months ended June 30, 1998, net gain on loan sales increased $42.5 million, to $46.0 million, from $3.5 million in the comparable 1997 period. The 1998 period reflects the sale of $7.6 billion in loans versus $2.7 billion sold in the 1997 period. The falling interest rate environment in the 1998 period resulted in the recognition of a large gain from the sale of loans. In contrast, management believes the interest rate environment in the 1997 period was more stable and constant which provided a near break-even from loan sales.

  NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended June 30, 1998, the net gain on the sale of mortgage servicing rights decreased $8.2 million to $1.0 million, from $9.2 million for the same period in 1997. The gain on sale of mortgage servicing rights decreased because there was no bulk servicing sales completed in 1998 versus a bulk sale of $922.2 million in 1997.

Additionally the Company sold $310.5 million and $195.9 million in loans on a servicing released basis during the 1998 and 1997 periods, respectively.

For the six months ended June 30, 1998, the net gain on the sale of mortgage servicing rights decreased $15.6 million to $2.9 million, from $18.5 million for the same period in 1997. The gain on sale of mortgage servicing rights decreased due to the sale of $2.3 billion in newly originated servicing rights in 1998, which had a book value which more closely mirrored the sales price. The bulk mortgage servicing rights sold in 1997 was an accumulation of $2.3 billion in rights originated prior to 1995 and the adoption of FASB 122..

The Company also sold $400.3 million and $648.3 million in loans on a servicing released basis during the 1998 and 1997 periods, respectively.

  OTHER FEES AND CHARGES

During the three and six months ended June 30, 1998, the Company recorded $1.3 million and $2.4 million in other fees and charges, respectively. In the comparable 1997 periods, the Company recorded $1.4 million and $2.0 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

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

                                               Quarter Ended June 30,      Six Months Ended June 30,
                                                1998           1997          1998           1997
                                             ---------      ----------     ---------     ----------
                                                                 ( In thousands )
Compensation and benefits                     $ 14,874         $10,725      $ 27,214       $ 21,584
Commissions                                      7,245           3,226        13,151          5,907
Occupancy and equipment                          4,347           3,113         8,079          6,477
Advertising                                        476             431           758            833
Core deposit amortization                          323             323           645            645
Federal insurance premium                          203             115           369            176
General and administrative                      10,161           6,690        20,155         12,424
                                             ---------      ----------     ---------     ----------
Total                                           37,629          24,623        70,371         48,046
Less: capitalized direct costs of loan
 closings                                      (19,490)         (8,766)      (36,933)       (16,624)
                                             ---------      ----------     ---------     ----------
Total, net                                    $ 18,139         $15,857      $ 33,438       $ 31,422
                                             =========      ==========     =========     ==========
Efficiency ratio                                 41.24%          60.53%        45.00%         63.53%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $13.0 million, or 52.8%, to $37.6 million during the three months ended June 30, 1998, from $24.6 million for the comparable 1997 period. These increased costs are primarily attributable to the $3.0 billion increase (188%) in mortgage loans originated during the comparable periods. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported.

The increased commission expense of $4.0 million and the $4.2 million compensation cost increase is the direct result of the increase in mortgage loan originations during period. The majority of the $3.5 million increase in general and administrative expenses represents increased contract underwriting costs and other costs associated with the mortgage loan production.

Additionally, the Company also opened two new bank branches during the quarter, and maintained five more branches during the 1998 quarter than the comparable 1997 period.

During the six months ended June 30, 1998, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $22.4 million, or 46.7%, to $70.4 million, from $48.0 million for the comparable 1997 period. These increased costs are primarily attributable to the $5.1 billion increase (165%) in mortgage loans originated during the comparable periods. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported.

The increased commission expense of $7.3 million and the $5.6 million compensation cost increase is the direct result of the increase in mortgage loan originations during period. The majority of the $7.8 million increase in general and administrative expenses represents increased contract underwriting costs and other costs associated with the mortgage loan production.

Additionally, the Company also opened and maintained five more bank branches during 1998, than in the comparable 1997 period.

SEGMENT REPORTING
-----------------

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 24 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 32 loan origination centers located in Michigan, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation.

TABLE 4
-------
RETAIL BANKING OPERATIONS

                            At or for the quarter ended    At or for the six months ended
                                    June 30,                           June 30,
                                1998           1997              1998            1997
                            ------------    -----------     -------------    ------------
                                                  ( In thousands )
Revenues                        $  6,814       $  4,400          $ 13,291        $  9,938
Earnings before taxes              3,563          2,055             7,500           5,302
Identifiable assets              736,066        521,967           736,066         521,967

TABLE 5
-------
MORTGAGE BANKING OPERATIONS

                              At or for the quarter ended   At or for the six months ended
                                        June 30,                                June 30,
                                1998            1997             1998             1997
                            ------------    ------------    -------------     ------------
                                       ( In thousands )
Revenues                      $   37,126     $    21,223       $   61,022      $    39,016
Earnings before taxes             16,619           6,059           25,136            9,916
Identifiable assets            1,882,314       1,181,345        1,882,314        1,181,345

FINANCIAL CONDITION

  ASSETS

The Company's assets totaled $2.6 billion at June 30, 1998, an increase of $672.2 million, or 35.4%, as compared to $1.9 billion at December 31, 1997. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment, Federal Home Loan Bank stock, accrued interest receivable, mortgage servicing rights, repossessed assets, and other assets offset in part by a decrease in cash and cash equivalents and an increase in the allowance for losses.

  LOANS RECEIVABLE, NET

Loans receivable, net increased $586.5 million, from $1.7 billion at December 31, 1997 to $2.2 billion at June 30, 1998.

Mortgage loans available for sale increased $384.4 million, or 32.1%, to $1.6 billion at June 30, 1998, from $1.2 billion at December 31, 1997. This increase is attributable to Company's ability to hold larger portions of its mortgage loan production for longer periods until sold into the secondary market.

Loans held for investment increased $208.6 million, or 45.0%, from $463.6 million at December 31, 1997 to $672.2 million at June 30, 1998. This increase is attributable to the purchase of mortgage loans by Flagstar Capital Corporation, a subsidiary of the Bank, and an increased use of commercial lines of credit (i.e. warehouse lending) by mortgage banking companies in order to access funds for their mortgage closings. The loans Flagstar Capital Corporation bought from the Bank and moved to held for investment had a principal balance at June 30, 1998 of $120.1 million. Warehouse lines used at June 30, 1998 totaled $175.1 million versus $77.5 million at December 31, 1997.

  ALLOWANCE FOR LOSSES

The allowance for losses totaled $12.0 million at June 30, 1998, an increase of $6.5 million, or 118.2%, from $5.5 million at December 31, 1997. The allowance for losses as a percentage of non-performing loans was 33.7% and 12.4% at June 30, 1998 and December 31, 1997, respectively. The Company's non-performing loans totaled $35.7 million and $44.3 million at June 30, 1998 and December 31, 1997, respectively. The allowance for losses as a percentage of total loans, was 0.54% and 0.33% at June 30, 1998 and December 31, 1997, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the six months ended June 30, 1998, non-performing assets declined $4.3 million, or 6.7%, and management increased the allowance for losses $6.5 million, creating an 18.9% decrease in net non-performing assets.

FHLB STOCK

Holdings of FHLB stock increased from $40.0 million at December 31, 1997 to $52.5 million at June 30, 1998 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

  ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased from $16.5 million at December 31, 1997 to $25.4 million at June 30, 1998 as the Company's total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

  REPOSSESSED ASSETS

Repossessed assets increased from $18.3 million at December 31, 1997 to $22.6 million at June 30, 1998 as the Company's non-performing loans were foreclosed upon by the Bank. This 23.5% increase is the direct result of the 19.4% decrease in the amount of non-performing loans.

  MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $138.1 million at June 30, 1998, an increase of $54.3 million, or 64.8%, from $83.8 million at December 31, 1997. During the six months ended June 30, 1998, the Company capitalized $99.1 million, amortized $11.8 million, and sold $33.0 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $10.4 billion at June 30, 1998 versus $6.5 billion at December 31, 1997. The capitalized value of the mortgage servicing rights was 1.33 % and 1.31% value at June 30, 1998 and December 31, 1997, respectively.

  OTHER ASSETS

Other assets increased $6.7 million, or 18.8%, to $42.3 million at June 30, 1998, from $35.6 million at December 31, 1997. The majority of this increase was attributable to the receivables recorded in conjunction with the sale of residential mortgage loans completed during the three months ended June 30, 1998. Upon the sale of the residential mortgage loans a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

LIABILITIES

The Company's total liabilities increased $656.0 million, or 37.0%, to $2.4 billion at June 30, 1998, from $1.8 billion at December 31, 1997. This increase was attributable to an increase in every liability account category.

  DEPOSIT ACCOUNTS

Deposit accounts increased $265.0 million, or 23.9%, to $1.4 billion at June 30, 1998, from $1.1 billion at December 31, 1997. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 19 at December 31, 1997 to 24 at June 30, 1998. The bank branches have generated $97.5 million in new deposits, an annualized 38.3% growth rate, since December 31, 1997. At June 30, 1998, the Company's certificates of deposit totaled $1.2 billion, or 86.7% of total deposits. These certificates carry an average balance of $48,249 and a weighted average cost of 5.94%. Approximately $768.1 million of the certificates of deposit were brokered deposits or deposits garnered through the secondary markets and carried a weighted average cost of 5.87%.

    FHLB ADVANCES

FHLB advances increased $219.1 million, or 45.4%, to $701.5 million at June 30, 1998, from $482.4 million at December 31, 1997. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

    UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others increased $17.0 million, or 37.0%, to $62.9 million at June 30, 1998, from $45.9 million at December 31, 1997. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

    ESCROW ACCOUNTS

Customer escrow accounts increased $41.1 million, or 94.7%, to $84.5 million at June 30, 1998, from $43.4 million at December 31, 1997. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

    LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $31.2 million, or 68.0%, to $77.1 million at June 30, 1998, from $45.9 million at December 31, 1997. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and decreasing during a time when loan origination volume is down.

    FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable increased $14.7 million, or 70.7%, to $35.5 million at June 30, 1998, from $20.8 million at December 31, 1997. This increase is primarily attributable to the timing of payments and an increase in the deferred tax liability.

    OTHER LIABILITIES

Other liabilities increased $67.1 million, or 427.4%, to $82.8 million at June 30, 1998, from $15.7 million at December 31, 1997. This increase was primarily attributable to the issuance of $57.5 million of preferred stock by Flagstar Capital Corporation, a second tier subsidiary of the Company and an increase in accrued accounts payable relating to compensation and mortgage loan production.

                        LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 14.48% for the month ended June 30, 1998.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended June 30, 1998 totaled $4.5 billion, an increase of $3.0 billion, or 200.0% from $1.5 billion sold during the same period in 1997. This increase in mortgage loan sales was attributable to the 187.5% increase in mortgage loan originations. The Company sold 96.7% and 93.3% of its mortgage loan originations during the three month periods ended June 30, 1998 and 1997, respectively.

Mortgage loans sold during the six months ended June 30, 1998 totaled $7.6 billion, an increase of $4.9 billion, or 181.5% from $2.7 billion sold during the same period in 1997. This increase in mortgage loan sales was attributable to the 168.6% increase in mortgage loan originations. The Company sold 92.7% and 87.1% of its mortgage loan originations during the six month periods ended June 30, 1998 and 1997, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $701.5 million outstanding at June 30, 1998. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.1 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 1998, the Company had outstanding rate-lock commitments to lend $1.0 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $21.7 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 1998, the Company had outstanding commitments to sell $2.0 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $217.2 million at June 30, 1998. Such commitments include $346.3 million in warehouse lines of credit to various mortgage companies, of which $175.1 million was advanced at June 30, 1998.

                                CAPITAL RESOURCES.

At June 30, 1998, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

ITEM 3.  MARKET RISK

Management believes there has been no material change in either interest rate risk or market risk since December 31, 1997.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 11.  Computation of Net Earnings per Share

               Exhibit 27   (SEC Use only)

         (b)   Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FLAGSTAR BANCORP, INC.



Date:  August 14, 1998            /S/ Thomas J. Hammond
                                  ---------------------
                                  Thomas J. Hammond
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)



                                  /S/ Michael W. Carrie
                                  ---------------------
                                  Michael W. Carrie
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)