Form 10-Q
period 1998-09-30
FLAGSTAR BANCORP INC
filed 1998-11-13
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     0-22353
                     ----------------


                             FLAGSTAR BANCORP, INC.
           ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              MICHIGAN                                           38-3150651
  ---------------------------------                         --------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                 48302-0953
 ------------------------------------------------           --------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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

         As of November 12, 1998, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

         Consolidated Statements of Financial Condition - September 30, 1998 (unaudited) and December 31, 1997.

         Unaudited Consolidated Statements of Earnings - For the three and nine months ended September 30, 1998 and 1997.

         Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997.

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

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                        AT SEPTEMBER 30,    AT DECEMBER 31,
ASSETS                                                       1998                1997
                                                        -----------------------------------
                                                          (unaudited)

Cash and cash equivalents                                  $    72,149       $    21,928

  Loans receivable
    Mortgage loans available for sale                        1,926,178         1,197,152
    Loans held for investment                                  750,894           463,607
    Less: allowance for losses                                 (15,150)           (5,500)
                                                           -----------       -----------
Loans receivable, net                                        2,661,922         1,655,259
Federal Home Loan Bank stock                                    52,500            40,025
Other investments                                                  500               538
                                                           -----------       -----------
Total earning assets                                         2,714,922         1,695,822
Accrued interest receivable                                     27,349            16,492
Repossessed assets                                              23,721            18,262
Premises and equipment                                          30,201            29,131
Mortgage servicing rights                                      149,367            83,845
Other assets                                                    74,806            35,604
                                                           ===========       ===========
            Total assets                                   $ 3,092,515       $ 1,901,084
                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                           $ 1,596,003       $ 1,109,933
Federal Home Loan Bank advances                                910,500           482,378
                                                           -----------       -----------
Total interest bearing liabilities                           2,506,503         1,592,311
Accrued interest payable                                        13,127            10,555
Undisbursed payments on
   loans serviced for others                                    93,676            45,852
Escrow accounts                                                105,071            43,368
Liability for checks issued                                     98,785            45,896
Federal income taxes payable                                    43,317            20,808
Other liabilities                                               79,913            15,677
                                                           -----------       -----------
         Total liabilities                                   2,940,392         1,774,467

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized,
   13,670,000 shares issued at September 30, 1998 and
   December 31, 1997                                               137               137
Additional paid in capital                                      29,988            29,988
Retained earnings                                              121,998            96,492
                                                           -----------       -----------
         Total stockholders' equity                            152,123           126,617
                                                           ===========       ===========
    Total liabilities and stockholders' equity             $ 3,092,515       $ 1,901,084
                                                           ===========       ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                      FOR THE QUARTER ENDED    FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                       1998         1997          1998          1997
                                                    ----------  -----------    ----------   ------------

INTEREST INCOME
Loans                                               $ 48,489      $ 30,008      $130,992      $ 83,029
Other                                                  1,129           703         3,012         1,760
                                                    --------      --------      --------      --------
    Total                                             49,618        30,711       134,004        84,789
INTEREST EXPENSE
Deposits                                              21,134        13,646        57,377        34,982
FHLB advances                                         13,353         7,120        35,845        18,774
Other                                                  1,498           246         4,178           841
                                                    --------      --------      --------      --------
    Total                                             35,985        21,012        97,400        54,597
                                                    --------      --------      --------      --------
Net interest income                                   13,633         9,699        36,604        30,192
Provision for losses                                   4,599         1,416        12,838         3,730
                                                    --------      --------      --------      --------
Net interest income after provision for losses         9,034         8,283        23,766        26,462

NON-INTEREST INCOME
Loan administration                                       84         1,104           172         5,543
Net gain on loan sales                                27,008         5,723        72,983         9,269
Net gain on sales of mortgage servicing rights           206         6,990         3,089        25,472
Other fees and charges                                 1,423         1,449         3,819         3,444
                                                    --------      --------      --------      --------
    Total                                             28,721        15,266        80,063        43,728
NON-INTEREST EXPENSE
Compensation and benefits                              8,146         5,241        18,713        19,322
Occupancy and equipment                                3,799         3,296        11,878         9,773
General and administrative                             7,705         5,285        22,497        16,149
                                                    --------      --------      --------      --------
    Total                                             19,650        13,822        53,088        45,244
                                                    --------      --------      --------      --------
Earnings before federal income taxes                  18,105         9,727        50,741        24,946
Provision for federal income taxes                     7,800         3,533        22,500         9,090
                                                    --------      --------      --------      --------
NET EARNINGS                                        $ 10,305      $  6,194      $ 28,241      $ 15,856
                                                    ========      ========      ========      ========

EARNINGS PER SHARE - BASIC                          $   0.76      $   0.45      $   2.07      $   1.25
                                                    ========      ========      ========      ========

EARNINGS PER SHARE - DILUTED                        $   0.73      $   0.44      $   2.00      $   1.24
                                                    ========      ========      ========      ========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                               1998            1997
                                                                                           ---------------------------
OPERATING ACTIVITIES
    Net earnings                                                                        $     28,241      $    15,856
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                    12,838            3,730
      Depreciation and amortization                                                           25,260           12,033
      Net gain on the sale of assets                                                            (712)            (971)
      Net gain on loan sales                                                                 (72,983)          (9,269)
      Gain on sales of mortgage servicing rights                                              (3,089)         (25,472)
      Proceeds from sales of loans available for sale                                     12,163,995        4,522,703
      Originations and repurchases of loans available for sale, net of principal
          repayments                                                                     (12,838,412)      (5,094,493)
      Increase in accrued interest receivable                                                (10,858)          (5,647)
      (Increase) decrease in other assets                                                    (40,191)           5,864
      Increase in accrued interest payable                                                     2,571            5,405
      Increase in the liability for checks issued                                             52,889            9,268
      Increase (decrease) in current federal income taxes payable                              5,697           (5,160)
      Provision (benefit) for deferred federal income taxes payable                           16,813             (773)
      Increase (decrease) in other liabilities                                                64,234           (1,999)
                                                                                        ------------      -----------
          Net cash used in operating activities                                             (593,707)        (568,925)

INVESTING ACTIVITIES
      Maturity of other investments                                                               38              348
      Originations of loans held for investment, net of principal repayments                (287,287)        (127,740)
      Purchase of Federal Home Loan Bank Stock                                               (12,475)         (17,200)
      Proceeds from the disposition of repossessed assets                                     10,438            5,824
      Acquisitions of premises and equipment                                                  (5,271)          (6,812)
      Proceeds from the disposition of premises and equipment                                      -            2,733
      Proceeds from the disposition of real estate held for investment                             -              735
      Increase in mortgage servicing rights                                                 (161,891)         (56,607)
      Proceeds from the sale of mortgage servicing rights                                     79,391           53,650
                                                                                        ------------      -----------
          Net cash used in investing activities                                             (377,057)        (145,069)

FINANCING ACTIVITIES
      Net increase in deposit accounts                                                       486,070          387,109
      Net increase in Federal Home Loan Bank advances                                        428,122          329,077
      Net receipt (disbursement) of payments of loans serviced for others                     47,824          (25,019)
      Net receipt (disbursement) of escrow payments                                           61,703           (4,954)
      Proceeds from the sale of common stock                                                       -           27,227
      Dividends paid to stockholders                                                          (2,734)               -
                                                                                        ------------      -----------
          Net cash provided by financing activities                                        1,020,985          713,440
                                                                                        ------------      -----------
Net increase (decrease) in cash and cash equivalents                                          50,221             (554)
Beginning cash and cash equivalents                                                           21,928           44,187
                                                                                        ------------      -----------
Ending cash and cash equivalents                                                        $     72,149      $    43,633
                                                                                        ============      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                                $     15,185      $    12,491
                                                                                        ============      ===========
      Total interest payments made on deposits and other borrowings                     $     94,828      $    49,182
                                                                                        ============      ===========
      Federal income taxes paid                                                         $          -      $    15,000
                                                                                        ============      ===========



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL RATIOS


                                                      For the quarter ended                   For the nine months ended
                                                September 30,        September 30,        September 30,        September 30,
                                                     1998                 1997                 1998                 1997
                                               -----------------    -----------------    -----------------    -----------------
                                                                                (Unaudited)
                                                                   (in thousands, except per share data)

  Return on average assets                                 1.41%               1.41%                1.42%                 1.34%
  Return on average equity                                28.15%              21.01%               27.28%                21.32%
  Efficiency ratio                                        45.63%              54.07%               44.67%                59.90%

  Average equity/assets ratio                              5.00%               6.70%                5.22%                 6.27%

  Mortgage loans originated                         $ 4,858,022         $ 2,216,946         $ 13,105,795           $ 5,287,711
  Mortgage loans sold                               $ 4,452,304         $ 1,819,691         $ 12,016,950           $ 4,518,451

  Interest rate spread                                     1.74%               1.98%                1.69%                 2.27%
  Net interest margin                                      2.08%               2.43%                2.06%                 2.83%

  Charge-offs to average loans                              .23%                .25%                 .18%                  .22%

-------------------------------------------------------------------------------------------------------------------------------
                                                  September 30,          June 30,             December 31,       September 30,
                                                       1998                1998                   1997                1997
                                                 -----------------    -----------------     ----------------    ---------------

  Equity-to-assets ratio                                  4.92%                5.55%                6.66%                5.98%
  Tangible capital ratio (1)                              5.99%                5.67%                5.40%                5.49%
  Core capital ratio (1)                                  6.10%                5.81%                5.62%                5.71%
  Risk-based capital ratio (1)                           11.43%               10.74%               11.22%               10.46%
  Total risk-based capital ratio (1)                     12.28%               11.54%               11.74%               10.83%

  Book value per share                                 $ 11.13               $10.44               $ 9.26               $ 8.89

  Mortgage loans serviced for others               $11,250,121          $10,375,460          $ 6,412,797          $ 4,143,352
  Value of mortgage servicing rights                      1.33%                1.33%                1.31%                1.25%

  Allowance for losses to problem loans                   43.2%                33.7%                12.4%                11.2%
  Allowance for losses to total loans                     0.57%                0.54%                0.33%                0.27%
  Non performing assets to total assets                   1.90%                2.26%                3.29%                3.04%

  Number of  bank branches                                  26                   24                   19                   19
  Number of loan origination centers                        33                   35                   35                   35
  Number of correspondent offices                           15                   15                   16                   16
  Number of employees                                    1,554                1,461                1,184                1,110


____________________
(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended September 30, 1998 were $10.3 million ($.73 per share-diluted), a $4.1 million increase from the $6.2 million ($.44 per share-diluted) reported in 1997. The increase resulted from a $3.9 million increase in net interest income, a $13.5 increase in non-interest income, offset by a $3.2 million increase in the provision for losses, a $5.8 million increase in operating expenses, and a $4.3 million increase in the provision for federal income taxes.

Net earnings for the nine months ended September 30, 1998 were $28.2 million ($2.00 per share-diluted), a $12.3 million increase from the $15.9 million ($1.24 per share-diluted) reported in 1997. The increase resulted from a $36.4 million increase in non-interest income, a $6.4 million increase in net interest income offset by a $9.1 million increase in the provision for losses, a $7.8 million increase in operating expenses, and a $13.4 million increase in the provision for federal income taxes.

NET INTEREST INCOME

Net interest income increased $3.9 million, or 40.2%, to $13.6 million for the three months ended September 30, 1998, from $9.7 million for the 1997 period. This increase was due to a $1.0 billion increase in average interest-earning assets between the comparable periods, offset by a $981.4 million increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company's interest rate spread decreased from 1.98% in the 1997 period to 1.74% for the three months ended September 30, 1998. The decreased spread, offset in part by a $16.3 million increase in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin by 0.35% to 2.08% for the three months ended September 30, 1998 from 2.43% for the comparable 1997 period.

Net interest income increased $6.4 million, or 21.2%, to $36.6 million for the nine months ended September 30, 1998, from $30.2 million for the comparable 1997 period. This increase was due to a $948.5 million increase in average interest-earning assets between the comparable periods, offset by a $941.9 million increase in interest-bearing liabilities necessary to fund the growth. The Company's interest rate spread decreased from 2.27% for the 1997 period to 1.69% for the nine months ended September 30, 1998. The decreased spread, offset in part by a $6.6 million increase in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin by 0.77% to 2.06% for the nine months ended September 30, 1998 from 2.83% for the comparable 1997 period.

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

TABLE 1

                                                               Quarter ended September 30,
                                   -------------------------------------------------------------------------------------
                                                    1998                                        1997
                                   ---------------------------------------    ------------------------------------------
                                      Average                    Yield/           Average                      Yield/
                                      Balance       Interest      Rate            Balance        Interest       Rate
                                   -------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                              (In thousands)

Loans receivable, net              $ 2,536,871       $ 48,489     7.65%         $ 1,562,114      $ 30,008       7.68%
FHLB stock                              52,500          1,062     8.03               32,763           669       8.17
Other                                    5,687             67     4.67                2,462            34       5.52
                                   --------------------------                   -------------------------
Total interest-earning assets        2,595,058       $ 49,618     7.59%           1,597,339      $ 30,711       7.69%
Other assets                           332,968                                      162,055
                                   -----------                                  -----------
Total assets                       $ 2,928,026                                  $ 1,759,394
                                   ===========                                  ===========

INTEREST-BEARING LIABILITIES:

Deposits                           $ 1,443,179       $ 21,134     5.81%         $   954,783      $ 13,646       5.67%
FHLB advances                          909,110         13,353     5.83              486,181         7,120       5.81
Other                                   88,647          1,498     6.70               18,567           246       5.26
                                   --------------------------                   -------------------------
Total interest-bearing
liabilities                          2,440,936       $ 35,985     5.85%           1,459,531      $ 21,012       5.71%
Other liabilities                      340,641                                      181,947
  Stockholders equity                  146,449                                      117,916
                                   -----------                                  -----------
Total liabilities and
        stockholders equity        $ 2,928,026                                  $ 1,759,394
                                   ===========                                  ===========
Net interest-earning assets        $   154,122                                  $   137,808
                                   ===========                                  ===========
                                                    --------                                     --------
Net interest income                                 $ 13,633                                     $  9,699
                                                    ========                                     ========
                                                                  ----                                         ----
Interest rate spread                                              1.74%                                        1.98%
                                                                  ====                                         ====
Net interest margin                                               2.08%                                        2.43%
                                                                  ====                                         ====
Ratio of average interest-
Earning assets to
Interest-bearing liabilities                                       106%                                         109%
                                                                  ====                                         ====

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID


                                                             Nine months ended September 30,
                                   -------------------------------------------------------------------------------------
                                                    1998                                        1997
                                   ---------------------------------------    ------------------------------------------
                                      Average                    Yield/           Average                      Yield/
                                      Balance       Interest      Rate            Balance        Interest       Rate
                                   -------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                              (In thousands)

Loans receivable, net              $ 2,321,600     $ 130,992       7.52%          $ 1,396,010      $ 83,029       7.93%
FHLB stock                              48,010         2,887       8.00                25,957         1,654       8.52
Other                                    3,284           125       5.08                 2,448           106       5.79
                                   -------------------------                      -------------------------
Total interest-earning assets        2,372,894     $ 134,004       7.53%            1,424,415      $ 84,789       7.94%
Other assets                           272,717                                        158,200
                                   -----------                                    -----------
Total assets                       $ 2,645,611                                    $ 1,582,615
                                   ===========                                    ===========

INTEREST-BEARING LIABILITIES:

Deposits                           $ 1,333,669      $ 57,377       5.75%          $   841,428      $ 34,982       5.56%
FHLB advances                          811,179        35,845       5.91               427,310        18,774       5.87
Other                                   85,234         4,178       6.55                19,451           841       5.78
                                   -------------------------                      -------------------------
Total interest-bearing
liabilities                          2,230,082      $ 97,400       5.84%            1,288,189      $ 54,597       5.67%
Other liabilities                      277,481                                        193,814
  Stockholders equity                  138,048                                         99,167
                                   -----------                                    -----------
Total liabilities and
        stockholders equity        $ 2,645,611                                    $ 1,581,170
                                   ===========                                    ===========
Net interest-earning assets            142,812                                    $   136,226
                                   ===========                                    ===========
                                                    --------                                       --------
Net interest income                                 $ 36,604                                       $ 30,192
                                                    ========                                       ========
                                                                   ----                                           ----
Interest rate spread                                               1.69%                                          2.27%
                                                                   ====                                           ====
Net interest margin                                                2.06%                                          2.83%
                                                                   ====                                           ====
Ratio of average interest
Earning assets to
Interest-bearing liabilities                                        106%                                           111%
                                                                   ====                                           ====

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

TABLE 3

                                                  Quarter ended September 30,
                                          --------------------------------------
                                                      1998 versus 1997
                                                Increase (Decrease) due to:
                                              Rate         Volume         Total
                                          --------------------------------------
INTEREST INCOME:                                       (In Thousands)
Loans receivable, net                        ($ 488)      $ 18,969      $ 18,481
FHLB stock                                      (38)           431           393
Other                                           (24)            57            33
                                          --------------------------------------
Total                                        ($ 550)      $ 19,457      $ 18,907
INTEREST EXPENSE:
Deposits                                    $ 1,007       $  6,481      $  7,488
FHLB advances                                    78          6,155         6,233
Other                                           642            610         1,252
                                          --------------------------------------
Total                                       $ 1,727       $ 13,246      $ 14,973
                                          --------------------------------------
Net change in net interest income          ($ 2,277)      $  6,211      $  3,934
                                          ======================================

TABLE 4


                                               Nine months ended September 30,
                                          --------------------------------------
                                                     1998 versus 1997
                                               Increase (Decrease) due to:
                                              Rate         Volume         Total
                                          --------------------------------------
INTEREST INCOME:                                       (In Thousands)
Loans receivable, net                      ($ 2,362)      $ 50,325      $ 47,963
FHLB stock                                      (62)         1,295         1,233
Other                                            (6)            25            19
                                          --------------------------------------
Total                                      ($ 2,430)      $ 51,645      $ 49,215
INTEREST EXPENSE:
Deposits                                    $   645       $ 21,750      $ 22,395
FHLB advances                                    69         17,002        17,071
Other                                           165          3,172         3,337
                                          --------------------------------------
Total                                       $   879       $ 41,924      $ 42,803
                                          --------------------------------------
Net change in net interest income          ($ 3,309)      $  9,721     $   6,412
                                          ======================================


PROVISION fOR LOSSES

The provision for losses increased to $4.6 million for the three months ended September 30, 1998 from $1.4 million during the same period in 1997. The provision for losses increased to $12.8 million for the nine months ended September 30, 1998 from $3.7 million during the same period in 1997. These increases were recorded to increase the level of the general allowance for losses to $15.2 million. The allowance now stands at 0.57% of loans and 43.2% of non performing loans. The allowance stood at 0.54% and 0.33% of loans and 33.7% and 12.4% of non performing loans at June 30, 1998 and December 31, 1997, respectively.

Non-performing loans stood at $35.1 million at September 30, 1998, down from $35.7 at June 30, 1998 and $44.3 million at December 31, 1997, a decrease of 1.7% and 20.8%, respectively. Net charge-offs were an annualized 0.23% and 0.18% of average loans outstanding during the three months and nine months ended September 30, 1998, respectively.

NON-INTEREST INCOME

During the three months ended September 30, 1998, non-interest income increased $13.5 million, or 88.8%, to $28.7 million from $15.2 million. This increase was attributable to an increase in net gain on loan sales, offset by a decrease in net gain on the sales of mortgage servicing rights and a decrease in loan administration fees.

During the nine months ended September 30, 1998, non-interest income increased $36.4 million, or 83.3%, to $80.1 million from $43.7 million. This increase was attributable to an increase in net gain on loan sales, offset by a decrease in net gain on the sales of mortgage servicing rights and a decrease in loan administration fees.

    LOAN ADMINISTRATION

Loan administration fee income decreased down to $84,000 during the three months ended September 30, 1998, from $1.1 million in the 1997 period. This decrease resulted primarily from an increase in the amortization of mortgage servicing rights caused by prepayments in the underlying mortgage loans. Fee income before the amortization of servicing rights actually increased $4.7 million for the three months ended September 30, 1998, to $8.3 million but was offset by a $5.7 million increase in amortization. At September 30, 1998, the unpaid principal balance of loans serviced for others was $11.3 billion versus $4.1 billion serviced at September 30, 1997 and $6.4 billion serviced at December 31, 1997. At September 30, 1998 the weighted average servicing fee on loans serviced for others was 0.279% (i.e., 27.9 basis points).

Loan administration fee income decreased down to $172,000 for the nine months ended September 30, 1998, from $5.5 million for the 1997 period. This decrease also was the result of the increase in the amortization of mortgage servicing rights caused by prepayments in the underlying mortgage loans. Fee income before the amortization of serving rights actually increased $7.9 million for the nine months ended September 30, 1998, to $20.2 million but was offset by a $13.3 million increase in amortization.

    NET GAIN ON LOAN SALES

For the three months ended September 30, 1998, net gain on loan sales increased $21.3 million, to $27.0 million, from a $5.7 million in the 1997 period. The 1998 period reflects the sale of $4.5 billion in loans versus $1.8 billion sold in the 1997 period. The lower and falling interest rate environment in the 1998 period resulted in the large increase in mortgage loan origination volume ($4.9 billion in the 1998 period vs. $2.2 billion in the 1997 period) and the larger gain on sale recorded after those same loans were sold.

For the nine months ended September 30, 1998, net gain on loan sales increased $63.7 million, to $73.0 million, from $9.3 million in the comparable 1997 period. The 1998 period includes the sale of $12.0 billion in loans versus $4.5 billion sold in the 1997 period.

    NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended September 30, 1998, the net gain on the sale of mortgage servicing rights decreased $6.8 million to $206,000, from $7.0 million for the same period in 1997. The gain on sale of mortgage servicing rights decreased because the $2.9 billion sale of bulk servicing rights completed in 1998 was sold without a gain versus a bulk sale of $1.3 billion in 1997 which generated $5.7 million net gains. The 1998, servicing rights sale included newly originated servicing rights which were capitalized at a level equal to the current market value whereas, the 1997 sales included seasoned servicing rights that had a book value less than the market value.

Additionally the Company sold $181.0 million and $182.1 million in loans on a servicing released basis during the 1998 and 1997 periods, respectively.

For the nine months ended September 30, 1998, the net gain on the sale of mortgage servicing rights decreased $22.4 million to $3.1 million, from $25.5 million for the same period in 1997. The gain on sale of mortgage servicing rights decreased due to the sale of $5.3 billion in newly originated servicing rights in 1998, which had a book value which equaled the sales price. The bulk mortgage servicing rights sold in 1997 was an accumulation of $3.6 billion in seasoned servicing rights which included rights originated prior to 1995 and the adoption of FASB 122.

The Company also sold $829.2 million and $582.4 million in loans on a servicing released basis during the 1998 and 1997 periods, respectively.

    OTHER FEES AND CHARGES

During the three and nine months ended September 30, 1998, the Company recorded $1.4 million and $3.8 million in other fees and charges, respectively. In the comparable 1997 periods, the Company recorded $1.4 million and $3.4 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

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


                                                               Quarter ended                    Nine months ended
                                                               September 30,                       September 30,
                                                          1998              1997              1998              1997
                                                       ----------       -----------       ------------      -----------
                                                                                (In thousands)
Compensation and benefits                               $ 13,704           $ 10,270          $ 40,918          $ 31,854
Commissions                                                6,862              3,895            20,013             9,802
Occupancy and equipment                                    3,799              3,296            11,878             9,773
Advertising                                                  433                357             1,191             1,190
Core deposit amortization                                    323                323               968               968
Federal insurance premium                                    120                129               488               305
General and administrative                                 9,210              6,633            29,366            19,057
                                                        --------           --------          --------          --------
Total                                                     34,451             24,903           104,822            72,949
Less: capitalized direct costs of loan closings          (14,801)           (11,081)          (51,734)          (27,705)
                                                        ========           ========          ========          ========
Total, net                                              $ 19,650           $ 13,822          $ 53,088          $ 45,244
                                                        ========           ========          ========          ========
Efficiency ratio                                           45.63%             54.07%            44.67%            59.90%


Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $9.6 million, or 38.6%, to $34.5 million during the three months ended September 30, 1998, from $24.9 million for the comparable 1997 period. These increased costs are primarily attributable to the $2.7 billion increase (123%) in mortgage loans originated during the comparable periods. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported.

The increased commission expense of $3.0 million and the $3.4 million compensation cost increase is the direct result of the increase in mortgage loan originations during period. The majority of the $2.6 million increase in general and administrative expenses represents increased contract underwriting costs and other costs associated with the mortgage loan origination process. The Company also opened two new bank branches during the quarter, and maintained seven more branches during the 1998 quarter than the comparable 1997 period.

During the nine months ended September 30, 1998, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $31.9 million, or 43.8%, to $104.8 million, from $72.9 million for the comparable 1997 period. These increased costs are primarily attributable to the $7.8 billion increase (147%) in mortgage loans originated during the comparable periods. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported along with an increase in the amount of occupancy and equipment expense.

The increased commission expense of $10.2 million and the $9.0 million compensation cost increase is the direct result of the increase in mortgage loan originations during period. The majority of the $10.3 million increase in general and administrative expenses represents increased contract underwriting costs and other costs associated with the mortgage loan production. The increased amount of occupancy and equipment expense is a partly a result of the increased equipment cost for the mortgage production operation, but also the costs associated with the opening and maintenance of seven more bank branches during 1998.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 26 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 33 loan origination centers located in Michigan, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation.

TABLE 4
RETAIL BANKING OPERATIONS


                                          At or for the quarter ended            At or for the nine months ended
                                                 September 30,                             September 30,
                                           1998                 1997                  1998               1997
                                        -----------         -----------           -----------         -----------
                                                                        (In thousands)
Revenues                                $   9,471            $   5,436            $  22,761           $ 16,188
Earnings before taxes                       5,868                3,088               13,367              9,204
Identifiable assets                       849,814              593,279              849,814            593,279


TABLE 5
MORTGAGE BANKING OPERATIONS


                                          At or for the quarter ended            At or for the nine months ended
                                                 September 30,                             September 30,
                                           1998                 1997                  1998               1997
                                        -----------         -----------           -----------         -----------
                                                                        (In thousands)
Revenues                                $  46,236           $   19,529           $  107,259           $   57,731
Earnings before taxes                      25,590                6,639               50,727               15,741
Identifiable assets                     2,300,500            1,654,086            2,300,500            1,654,086


FINANCIAL CONDITION

    ASSETS

The Company's assets totaled $3.1 billion at September 30, 1998, an increase of $1.2 billion, or 63.2%, as compared to $1.9 billion at December 31, 1997. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment, along with increases in each and every other asset category.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased from $21.9 million at December 31, 1997 to $72.1 million at September 30, 1998

    LOANS RECEIVABLE, NET

Loans receivable, net increased $1.0 billion, from $1.7 billion at December 31, 1997 to $2.7 billion at September 30, 1998.

Mortgage loans available for sale increased $729.0 million, or 60.9%, to $1.9 billion at September 30, 1998, from $1.2 billion at December 31, 1997. This increase is attributable to Company's ability and management's decision to hold a larger portion of its mortgage loan production for a longer period until it is subsequently sold into the secondary market. The increased mortgage production has to a lesser extent created a larger warehouse of mortgage loans.

Loans held for investment increased $287.3 million, or 62.0%, from $463.6 million at December 31, 1997 to $750.9 million at September 30, 1998. This increase is attributable to the purchase of mortgage loans by Flagstar Capital Corporation, a subsidiary of the Bank, and an increased use of commercial lines of credit (i.e. warehouse lending) by mortgage banking companies in order to access funds for their mortgage closings. The loans Flagstar Capital Corporation bought from the Bank and moved to held for investment had a principal balance at September 30, 1998 of $116.2 million. Warehouse lines utilized at September 30, 1998 totaled $226.4 million versus $77.5 million at December 31, 1997.

    ALLOWANCE FOR LOSSES

The allowance for losses totaled $15.2 million at September 30, 1998, an increase of $9.7 million, or 176.4%, from $5.5 million at December 31, 1997. The allowance for losses as a percentage of non-performing loans was 43.2% and 12.4% at September 30, 1998 and December 31, 1997, respectively. The Company's non-performing loans totaled $35.1 million and $44.3 million at September 30, 1998 and December 31, 1997, respectively. The allowance for losses as a percentage of total loans, was 0.57% and 0.33% at September 30, 1998 and December 31, 1997, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the nine months ended September 30, 1998, non-performing assets declined $3.8 million, or 6.1%, and management increased the allowance for losses $9.7 million, creating an 23.6% decrease in net non-performing assets.

FHLB STOCK

Holdings of FHLB stock increased from $40.0 million at December 31, 1997 to $52.5 million at September 30, 1998 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

    ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased from $16.5 million at December 31, 1997 to $27.3 million at September 30, 1998 as the Company's total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

    REPOSSESSED ASSETS

Repossessed assets increased from $18.3 million at December 31, 1997 to $23.7 million at September 30, 1998 as the Company's non-performing loans were foreclosed upon by the Bank. This 29.5% increase is the direct result of the 20.8% decrease in the amount of non-performing loans.

    MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $149.4 million at September 30, 1998, an increase of $65.6 million, or 78.3%, from $83.8 million at December 31, 1997. During the nine months ended September 30, 1998, the Company capitalized $161.9 million, amortized $20.1 million, and sold $76.3million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $11.3 billion at September 30, 1998 versus $6.4 billion at December 31, 1997. The capitalized value of the mortgage servicing rights was 1.33% and 1.31% of the underlying principal balance at September 30, 1998 and December 31, 1997, respectively.

    OTHER ASSETS

Other assets increased $39.2 million, or 110.1%, to $74.8 million at September 30, 1998, from $35.6 million at December 31, 1997. The majority of this increase was attributable to the receivables recorded in conjunction with the sale of mortgage servicing rights completed during the three months ended September 30, 1998. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

LIABILITIES

The Company's total liabilities increased $1.1 billion, or 61.1%, to $2.9 billion at September 30, 1998, from $1.8 billion at December 31, 1997. This increase was attributable to an increase in every liability account category.

    DEPOSIT ACCOUNTS

Deposit accounts increased $486.1 million, or 43.8%, to $1.6 billion at September 30, 1998, from $1.1 billion at December 31, 1997. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 19 at December 31, 1997 to 26 at September 30, 1998. The bank branches have generated $195.1 million in new deposits, an annualized 51.1% growth rate, since December 31, 1997. At September 30, 1998, the Company's certificates of deposit totaled $1.4 billion, or 87.5% of total deposits. These certificates carry an average balance of $50,896 and a weighted average cost of 5.89%. Approximately $891.8 million of the certificates of deposit were brokered deposits or deposits garnered through the secondary markets and carried a weighted average cost of 5.81%.

    FEDERAL HOME LOAN BANK ADVANCES

FHLB advances increased $428.1 million, or 88.7%, to $910.5 million at September 30, 1998, from $482.4 million at December 31, 1997. The Company relies upon such advances as a source of funding for the origination or purchase of mortgage loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

    ACCRUED INTEREST PAYABLE

Accrued interest payable increased from $10.6 million at December 31, 1997 to $13.1 million at September 30, 1998 as the Company's interest bearing liabilities increased. The Company typically pays interest on a one month lag.

    UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others increased $47.8 million, or 104.1%, to $93.7 million at September 30, 1998, from $45.9 million at December 31, 1997. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

    ESCROW ACCOUNTS

Customer escrow accounts increased $61.7 million, or 142.2%, to $105.1 million at September 30, 1998, from $43.4 million at December 31, 1997. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

    LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $52.9 million, or 115.3%, to $98.8 million at September 30, 1998, from $45.9 million at December 31, 1997. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and decreasing during a time when loan origination volume is down.

    FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable increased $22.5 million, or 108.2%, to $43.3 million at September 30, 1998, from $20.8 million at December 31, 1997. This increase is primarily attributable to the timing of payments for current taxes and an increase in the deferred tax liability.

    OTHER LIABILITIES

Other liabilities increased $64.2 million, or 408.9%, to $79.9 million at September 30, 1998, from $15.7 million at December 31, 1997. This increase was primarily attributable to the issuance of $57.5 million of preferred stock by Flagstar Capital Corporation, a second tier subsidiary of the Company and an increase in accrued accounts payable relating to compensation and mortgage loan production.

                         LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 11.51% for the month ended September 30, 1998.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended September 30, 1998 totaled $4.5 billion, an increase of $2.7 billion, or 150.0% from $1.8 billion sold during the same period in 1997. This increase in mortgage loan sales was attributable to the 123% increase in mortgage loan originations. The Company sold 91.8% and 81.8% of its mortgage loan originations during the three month periods ended September 30, 1998 and 1997, respectively.

Mortgage loans sold during the nine months ended September 30, 1998 totaled $12.0 billion, an increase of $7.5 billion, or 166.7% from $4.5 billion sold during the same period in 1997. This increase in mortgage loan sales was attributable to the 147% increase in mortgage loan originations. The Company sold 91.6% and 84.9% of its mortgage loan originations during the nine month periods ended September 30, 1998 and 1997, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $910.5 million outstanding at September 30, 1998. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.3 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 1998, the Company had outstanding rate-lock commitments to lend $1.5 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $18.4 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 1998, the Company had outstanding commitments to sell $2.7 billion of mortgage loans. These commitments will be funded within 90 days. The Company has issued warehouse lines of credit to various mortgage companies totaling $415.3 million, of which $226.4 million was advanced at September 30, 1998. The Company also has other unused commercial and consumer lines of credit totaling $35.2 million at September 30, 1998.

    CAPITAL RESOURCES

At September 30, 1998, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

    YEAR 2000

As with other companies, many of the Company's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. Many of the systems utilized by the Company are vendor-supplied, and almost all of these vendors have provided the Company with a certification of compliance or have given a completion date within the first quarter of 1999. The Company began reviewing its year 2000 conversion needs mid-1996 and has two project committees that are monitoring the status of these conversions. A comprehensive review to identify the systems affected by this issue was completed and an implementation plan was compiled and is currently being executed. The Company has not and does not expect to spend any significant amounts with outside contractors relative to the completion of these tasks. Therefore, costs do not represent any material incremental costs, but rather will represent the redeployment of existing technology resources. The Company presently believes that with the planned modifications to existing systems and vendor delivery of millennium-compliant systems, all year 2000 compliance issues will be resolved no later than the end of the first quarter of 1999. Additionally, the Company believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

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


                                            FLAGSTAR BANCORP, INC.



Date:  November 13, 1998                   /s/ Thomas J. Hammond
                                           ---------------------
                                           Thomas J. Hammond
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Duly Authorized Officer)




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

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                             Description
-----------                             -----------

      11                                Computation of Net Earnings
                                        per Share

      27                                Financial Data Schedule
