Form 10-K
period 1998-12-31
FLAGSTAR BANCORP INC
filed 1999-03-25
CIK 1033012

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

Mark One
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE YEAR ENDED DECEMBER 31, 1998
                                               OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  0-22353

                             FLAGSTAR BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MICHIGAN                                          38-3150651
  -------------------------------                           ------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                48302-0953
-----------------------------------------------                ----------
    (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (248) 338-7700
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The registrants voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($25.813 per share) at which the stock was sold on March 22, 1999 was approximately $169.3 million. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of March 19, 1999, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Shareholders for the year ended December 31, 1998. (Parts I and II)

     2. Portions of Proxy Statement for 1999 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

    PART I
      Item 1.      Business                                                            3
      Item 2.      Properties                                                         15
      Item 3.      Legal Proceedings                                                  15
      Item 4.      Submission of Matters to a Vote of Security Holders                15

    PART II
      Item 5.      Market for the Company's Common Stock and Related
                   Stockholder Matters                                                15
                   Management's Report                                                16
      Item 6.      Selected Financial Data                                            17
      Item 7.      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                          18
      Item 7a.     Quantitative and Qualitative Disclosures about Market Risk         33
      Item 8.      Financial Statements                                               34
      Item 9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                           64

    PART III
      Item 10.     Directors and Executive Officer of the Registrant                  64
      Item 11.     Executive Compensation                                             64
      Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management                                                         64
      Item 13.     Certain Relationships and Related Transactions                     64

    PART IV
      Item 14.     Exhibits, Financial Statements Schedules and Reports               65
                   Signatures                                                         66

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1996.

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

PART I

ITEM 1. BUSINESS

GENERAL

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. With $3.0 billion in assets at December 31, 1998, Flagstar is the largest independent savings institution headquartered in Michigan.

Flagstar's primary business consists of attracting deposits from the general public and originating or acquiring residential mortgage loans. Flagstar's primary objective is to securitize and sell the mortgage loans while retaining the mortgage servicing rights. The Company also invests in a significant amount of loans in order to maximize the Company's leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources, services a significant volume of loans for others, and to a lesser extent makes consumer loans, commercial real estate loans, and non-real estate commercial loans.

The Bank is a member of the Federal Home Loan Bank System ("FHLB") and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Company's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").

The Company's executive office is located at 2600 Telegraph, Bloomfield Hills, Michigan 48302, and its telephone number at such office is (248) 338-7700.

LENDING ACTIVITIES

Flagstar is a consumer-oriented financial services organization. The Company's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company's primary lending activity. During 1998, Flagstar was the thirteenth largest originator in the United States. In 1997 and 1996, the Company was also one of the twenty largest mortgage originators in the United States. To a much lesser extent, the Company makes consumer loans, commercial real estate loans, and commercial loans.

The Company currently conducts its retail lending operations from 28 full-service bank branches and 31 loan origination centers located in Michigan, Florida and Ohio. The Company's largest concentration of offices is in southern and western Michigan, where all of its branches and 27 of its loan centers are located. The Company also has three loan centers in central Florida, and one loan center in central Ohio. At December 31, 1998, the largest percentage of loans held or serviced by the Company related to properties located in southern and western Michigan. The Company also maintains 15 wholesale lending offices which conduct business with correspondent mortgage lenders nationwide.

The Company offers all of its mortgage loan services throughout its market areas from its full-service bank branches, retail loan origination offices, and wholesale lending offices. Its loan officers are made available at each of the bank branches and retail loan centers to process loan applications.

MORTGAGE LOANS

The origination or acquisition of residential mortgage loans constitutes the most significant lending activity of the Company. The Company originated or acquired $18.8 billion, $7.9 billion, and $6.8 billion of mortgage loans during the years ended December 31, 1998, 1997, and 1996, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. The Company offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of the Company's products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC or Freddie Mac"), the Federal National Mortgage Association ("FNMA or Fannie Mae"), and the Government National Mortgage Association ("GNMA or Ginnie Mae"). The Company also offers other residential mortgage loans which meet the Company's underwriting guidelines but which may have other terms and conditions customized to meet the needs of the borrower.

The Company, as a part of its overall mortgage banking strategy securitizes mortgage loans through FHLMC, FNMA, or GNMA. Securitization is the process by which mortgage loans owned by the Company are exchanged for marketable securities that are guaranteed by either FHLMC, FNMA, or GNMA and are collateralized by the same mortgage loans that were exchanged. The Company generally sells its longer-term, fixed-rate loans while investing in the shorter duration and adjustable rate product. The servicing related to the sold loans is generally retained by the Company and later sold in bulk sales to secondary market investors. The Company, for the most part, does not sell the servicing rights to loans originated within its retail market area. See Notes 3, 4, and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

The Company's written underwriting guidelines employ a system of internal controls designed to maintain the quality of the loan portfolio. All mortgage loans are reviewed by an underwriter at the Company's national headquarters or at one of the Company's wholesale lending centers. The Company also employs contract underwriters to underwrite loans. Additionally, certain correspondents of the Company have been issued delegated underwriting. If the loan amount exceeds the maximum purchase limitation of FHLMC and FNMA, but is less than $500,000, a senior Bank officer must also approve the loan. If the loan exceeds $500,000, the Company's Chief Executive Officer or President must also approve the loan.

The Company requires that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the ratio that the original principal amount of a loan bears to the appraised value of the mortgaged property or, in the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan. The Company requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Company are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Company. The Company is further protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy covering a lack or inadequacy of the mortgagor's required insurance.


CONSUMER LOANS

At December 31, 1998, Flagstar's consumer loan portfolio totaled $28.2 million, or 1.1% of its total loan portfolio. The largest component of the Company's consumer loan portfolio was adjustable-rate equity line loans which totaled approximately $19.3 million, representing 68.0% of the total consumer loan portfolio. The remaining balance of consumer loans, or approximately $9.0 million, consisted of loans such as home improvement, fixed-rate home equity, personal lines of credit, and automobile loans. Flagstar's underwriting standards for a consumer loan include an analysis of the applicant's payment history on other indebtedness and an assessment of the applicant's ability to meet existing obligations as well as payments on the proposed loan. Equity line loans and home improvement loans are secured by a second mortgage on the borrower's home.

COMMERCIAL REAL ESTATE LOANS

At December 31, 1998, the Company's commercial real estate loan portfolio totaled $80.9 million, or 3.2% of the Company's total loan portfolio.

The Company's commercial real estate loans generally range from $500,000 to $10,000,000, and are typically fixed-rate loans for up to five-year terms or adjustable-rate loans for up to ten-year terms, with payment schedules based on amortization periods of up to 30 years. Applications for commercial real estate loans are reviewed and approved by a committee consisting of senior management.

All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Company's loan-to-value ratio requirements of no higher than 80%. The Company also generally requires a minimum debt-service ratio of 1.1 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan, and also reviews the independent appraisal obtained on the property.

NON-REAL ESTATE COMMERCIAL LOANS

The Company offers a variety of non-real estate commercial loans, including demand, term, and line-of-credit loans. At December 31, 1998, the Company's non-real estate commercial loan portfolio was $3.6 million, or 0.1% of its total loan portfolio.

The Company's underwriting policy with respect to non-real estate commercial loans is based primarily upon the financial stability of the borrower and the borrower's business.

WAREHOUSE LENDING

These loans are granted for terms of one day to 30 days. Warehouse lines of credit are used by mortgage lenders to fund the closing of a mortgage loan which most often is acquired by the Company. At December 31, 1998, the aggregate amount of warehouse lines of credit granted by the Company to other mortgage lenders was $450.8 million of which $235.7 million was outstanding. Each borrowing consummated under the warehouse lending division is fully collateralized by a mortgage loan. These lines of credit are also personally guaranteed by a qualified principal officer of the borrower. Each mortgage lender which applies for a warehouse line of credit is approved under the Company's commercial loan standards. The borrower must also be approved under another set of standards to be approved to sell loans to Flagstar.

LOANS BY TYPE

The following table sets forth the Company's total loans at December 31, 1998, categorized as having fixed interest rates or adjustable interest rates.

                                            Fixed       Adjustable
                                            Rate           Rate           Total
                                        ------------------------------------------
                                                      (In Thousands)
Mortgage loans available for sale       $1,175,185      $  656,346      $1,831,531
Mortgage loans held for investment         203,460         161,007         364,467
Commercial real estate                      72,266           8,592          80,858
Construction                                34,367            --            34,367
Consumer                                     8,851          19,348          28,199
Non-real estate commercial                   1,203           2,398           3,601
Warehouse lending                             --           235,693         235,693
                                        ------------------------------------------
Total                                   $1,495,332      $1,083,384      $2,578,716
                                        ==========================================

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar's loan portfolio at December 31, 1998, assuming that principal repayments are made in accordance with the contractual terms of the loans.

                                  Within     1 Year       2 Years       3 Years     5 Years       10 years       Over
                                  1 year    to 2 years   To 3 years   to 5 years   to 10 years   To 15 years   15 years     Totals
                               -----------------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Mortgage loans available for
  sale                         $  145,383   $  135,517   $  126,332   $  254,683   $  500,805   $  322,806   $  346,005   $1,831,531
Mortgage loans held for
  investment                       30,464       28,276       26,261       69,064       98,847       56,938       54,617      364,467
Commercial real estate              7,044        6,520        6,035       11,173       50,086         --           --         80,858
Construction                       34,367         --           --           --           --           --           --         34,367
Consumer                            3,537        3,209        2,911        5,280       10,655        2,607         --         28,199
Warehouse lending                 235,693         --           --           --           --           --           --        235,693
Non-real estate commercial          3,601         --           --           --           --           --           --          3,601
                               -----------------------------------------------------------------------------------------------------
Total
                               $  460,089   $  173,522   $  161,539   $  340,200   $  660,393   $  382,351   $  400,622   $2,578,716
                               =====================================================================================================

ASSET QUALITY

Flagstar has implemented comprehensive internal asset review systems to provide for early detection of problem assets. The Company's asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of those losses. Refer to four schedules included hereafter (Tables 10 and 13), on pages 30-32, which set forth certain information about the Company's non performing assets.

DELINQUENT LOANS. Residential property loans are considered by the Company to be delinquent when any payment of principal and/or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, the Company will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company's procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligation. The Company customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Company parameters. The Company's Collection Department makes telephone and/or personal contact with borrowers after a 30-day delinquency. In certain cases, the Company recommends that the borrower seek credit counseling assistance and may grant forbearance if the Company determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Company ceases the accrual of interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected.

REPOSSESSED ASSETS. Real property which the Company acquires as a result of foreclosure proceedings is classified as "real estate owned" until it is sold or otherwise disposed of. The Company's Foreclosure Committee decides whether to rehabilitate the property or sell it "as is," and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, the Company is able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but the Company invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 1998, the Company held approximately $23.0 million of repossessed assets.

SOURCES OF FUNDS

Customer deposits, which totaled $1.9 billion at December 31, 1998, represent the principal funding source for Flagstar's lending and investing activities. In addition, the Company derives funds from operations, loan principal payments, loan sales, advances from the FHLB, and customer escrow accounts.

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

The following table sets forth information relating to the Company's deposit flows for each of the years indicated:

                                                                  Year Ended December 31,
                                                 1998         1997        1996          1995        1994
                                              --------------------------------------------------------------
                                                                      (In Thousands)
Total deposits at the beginning of the year   $1,109,933   $  624,485   $  526,974   $  307,624   $  190,761
Interest credited                                 82,452       50,143       30,431       25,123        9,037
Deposits acquired in merger                         --           --           --           --        197,181
Net deposit increase / (decrease)                730,985      435,305       67,080      194,227      (89,355)
                                              --------------------------------------------------------------
Total deposits at the end of the year         $1,923,370   $1,109,933   $  624,485   $  526,974   $  307,624
                                              ==============================================================

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, Flagstar is required to own stock in the FHLB. Flagstar is authorized to apply for advances from the FHLB using its mortgage loans as collateral. The FHLB generally permits advances up to 50% of the Company's "adjusted assets", which are defined as assets reduced by outstanding advances. At December 31, 1998, advances to the Company by the FHLB totaled $456.0 million, or 17.6% of adjusted assets. Of the $456.0 million outstanding at year-end, $6.0 million, or 1.3% of the Company's total FHLB advances, consisted of daily borrowings which may be "put" back or paid off at the Company's option without penalty. Refer to Note 9 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's FHLB advances.

LOAN PRINCIPAL PAYMENTS. Payments totaled $489.6 million during 1998, representing an increase of $172.4 million, or 54.4%, compared to 1997. This increase, was attributable to the increased asset base and the lower interest rate environment experienced in 1998, which increased the amount of loan refinancings or payoffs.

LOAN SALES. Sales of mortgage loans totaled $17.8 billion in 1998, compared to $7.3 billion sold in 1997. The sales recorded during 1998 were higher than in 1997 primarily because of the increased loan origination volume. Only a portion of loans originated were retained by the Company and held for investment.

CUSTOMER ESCROW ACCOUNTS. Escrow accounts on mortgage loans increased from $43.4 million at December 31, 1997 to $104.5 million at December 31, 1998. This increase was caused by an increase in loans serviced for others at December 31, 1998 from $6.4 billion at December 31, 1997 to $11.5 billion.

SUBSIDIARY ACTIVITIES

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. ("DIA"), FSSB Real Estate Development Corporation ("REDC"), and Flagstar Investment Group, Inc. ("Investment"). Of the additional subsidiaries, Only DIA and Investment are presently active. DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offer a full-service brokerage service.

The Bank, the Company's primary subsidiary, is a federally chartered, stock savings bank headquartered in Bloomfield Hills, Michigan. The Bank owns five subsidiaries: FSSB Mortgage Corporation ("Mortgage"), Flagstar Capital Corporation ("Capital"), Flagstar Credit Corporation ("Credit"), Mid-Michigan Service Corporation ("Mid-Michigan") and SSB Funding Corporation ("Funding"). Mortgage, Credit, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital is a publicly-owned real estate investment trust whose common stock is owned solely by the Bank and which purchases mortgage loans from the Bank and holds them for investment purposes. Mortgage Affiliated Services, a wholly-owned subsidiary, provided appraisal and document preparation services, was merged with the Bank during the 1st quarter of 1998.

REGULATION

GENERAL

The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Company and the Bank. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law (up to $100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors rather than for the Company, the holder of the Bank stock.

The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Company and the Bank. A number of other statutes and regulations have an impact on its operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to such statutes and regulations.

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

REGULATORY CAPITAL. The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "total risk-based" capital requirement of 8% of total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "--Prompt Corrective Regulatory Action." As of December 31, 1998, the Bank satisfied the three minimum capital standards of the OTS. See Note 13 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

As of December 31, 1998, the Bank was "well-capitalized" as defined by the regulations. See Note 13 of the Notes to Consolidated Financial Statements, in
Item 8. Financial Statements and Supplementary Data, herein.

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

In order to recapitalize the SAIF and to equalize the deposit insurance premiums paid by SAIF-insured institutions and institutions with deposits insured by the Bank Insurance Fund ("BIF"), Congress enacted the Deposit Insurance Funds Act of 1996 (the "1996 Act"), which authorized the FDIC to impose a one-time special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF to the statutorily designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points per $100 of each institution's SAIF-assessable deposits as of March 31, 1996. The 1996 Act provided that the amount of the special assessment was deductible for federal income tax purposes for the taxable year in which the special assessment was paid.

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

A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. An initial failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its Federal Home Loan Bank. If a savings institution does not requalify under the QTL test within the three-year period after it fails the QTL test, it would be required to terminate any activity not permissible for a national bank and repay as promptly as possible any outstanding advances from its Federal Home Loan Bank. In addition, the holding company of such a Bank would similarly be required to register as a bank holding company with the Federal Reserve Board.
At December 31, 1998, the Bank qualified as a QTL.

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

In addition, on July 10, 1995, the OTS and the federal bank regulatory agencies proposed guidelines for asset quality and earnings standards. Under the proposed standards, a savings institution would be required to maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by banking agencies, would not have a material effect on the operations of the Company.

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

In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of dividends or other distributions to the Company without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions.

CONSUMER CREDIT REGULATION. The Company's mortgage lending activities are subject to the provisions of various federal and state statutes, including, among others, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Fair Housing Act, and the regulations promulgated thereunder. These statutes and regulations, among other provisions, prohibit discrimination, prohibit unfair and deceptive trade practices, require the disclosure of certain basic information to mortgage borrowers concerning credit terms and settlement costs, and otherwise regulate terms and conditions of credit and the procedures by which credit is offered and administered. Many of the above regulatory requirements are designed to protect the interests of consumers, while others protect the owners or insurers of mortgage loans. Failure to comply with these requirements can lead to administrative enforcement actions, class action lawsuits and demands for restitution or loan rescission.

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

RESERVE REQUIREMENTS. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves against their transaction accounts. No reserves are required to be maintained on the first $4.7 million of transaction accounts, and reserves equal to 3% must be maintained on the next $47.8 million of transaction accounts, plus reserves equal to 10% on the remainder. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of December 31, 1998, the Bank met its reserve requirements.

LIQUIDITY REQUIREMENTS. The Bank is required by OTS regulation to maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances, highly rated corporate debt and commercial paper, qualifying mortgage-related securities and mortgage loans, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable short-term savings deposits plus short-term borrowings. The average daily liquidity ratio of the Bank for the month ended December 31, 1998 was 12.9%.

FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The Federal Home Loan Bank provide a central credit facility primarily for member institutions. As a member of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at December 31, 1998 of $57.8 million.

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


COMPETITION
Based on total assets at December 31, 1998, the Company is the largest independent savings institution headquartered in Michigan. The Company faces substantial competition in attracting deposits at its bank branches. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of branch offices.

The Company's competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL
At December 31, 1998, the Company had 1,675 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, and a 401K savings and investment plan. Flagstar's management considers its employee relations to be excellent.

EXECUTIVE OFFICERS

The executive officers of the Company and the Bank are as follows:

    Name and Age                                   Position(s) Held
------------------------------------------------------------------------------------------------
Thomas J. Hammond, 55               Chief Executive Officer of the Company and the Bank

Mark T. Hammond, 33                 President of the Company and the Bank

Joan H. Anderson, 48                Executive Vice President of the Company and the Bank

Michael W. Carrie, 44               Executive Vice President and Chief  Financial  Officer of the
                                    Company and the Bank

Kirstin Hammond, 33                 Executive Vice President of the Bank

Robert O. Rondeau, Jr., 30          Executive Vice President of the Bank

THOMAS J. HAMMOND has served as Chief Executive Officer of the Company since its formation in 1993 and the Bank since its formation in 1987. Mr. Hammond is the founder of the Bank.

MARK T. HAMMOND has served as President of the Company since December 1996 and of the Bank since September 1995. He has been employed by the Bank since 1987. Mr. Hammond is the son of Thomas J. Hammond, the Chief Executive Officer.

JOAN H. ANDERSON has been an Executive Vice President of the Bank since 1988 and of the Company since 1993. She has been employed by the Bank since 1987.

MICHAEL W. CARRIE has served as an Executive Vice President of the Company and the Bank since 1995 and Chief Financial Officer of the Company and the Bank since 1993.

KIRSTIN HAMMOND has served as an Executive Vice President of the Bank since 1998 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark
T. Hammond, the President, and the daughter-in-law of Thomas J. Hammond, the Chief Executive Officer.

ROBERT O. RONDEAU, JR. has served as an Executive Vice President of the Bank since 1998 and as an employee of the Bank since 1995. Mr. Rondeau is the son-in-law of Thomas J. Hammond, the Chief Executive Officer.

ITEM 2. PROPERTIES
The Company operates from 28 full-service bank branches and 31 retail loan origination offices in Michigan, Florida, and Ohio. The Company also maintains fifteen wholesale loan production offices. Flagstar owns the buildings and land for 10 of its offices, owns the building but leases the land for one of its offices and leases the remaining 67 offices, with lease expiration dates ranging from 1999 to 2012. At December 31, 1998, the total net book value of all of the Company's offices was approximately $6.7 million.

The Company leases two adjacent buildings in Bloomfield Hills, Michigan, which house its executive offices. Substantially all of its operational and support functions for its mortgage lending activities are housed in this facility. The Company houses its retail banking operation from its owned facility in Jackson, Michigan.

The Company utilizes a highly sophisticated PC-based data processing system. At December 31, 1998, the net book value of the Company's computer related equipment (including both hardware and software) was approximately $8.7 million.

ITEM 3. LEGAL PROCEEDINGS
From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 1998, there were no legal proceedings which management anticipates would have a material adverse effect on the Company. See Note 12 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK
The Company's common stock is traded on the NASDAQ Stock Market. The trading symbol is FLGS. At March 19, 1999, there were 13,670,000 shares of the Company's common stock outstanding.

QUARTERLY STOCK PRICE/DIVIDEND INFORMATION
The following table summarizes the Company's common stock price and dividend activity for:

                                 Quarter Ended
     12/31/98            9/30/98              6/30/98            3/31/98

                          High price during the period
      $30.500            $29.000             $28.875             $27.000

                           Low price during the period
       20.000             20.750              23.125              17.500

                     Closing price at the end of the period
       26.125             23.125              24.375              26.500

                            Price/earnings ratio (1)
         9.0X               9.5X               11.3X                7.6X

              Dividends per common share declared during the period
        $0.08              $0.07               $0.07               $0.06

    (1) Based on most recent twelve-month diluted earnings per share and end-of-period stock prices.

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

Management assessed the Company's internal control structure over financial reporting presented in conformity with both GAAP and in the creation of the TFR at of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over the financial reporting presented for both GAAP and the TFR, as of December 31, 1998.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1998.

THOMAS J. HAMMOND              MARK T. HAMMOND      MICHAEL W. CARRIE

Thomas J. Hammond              Mark T. Hammond      Michael W. Carrie
Chairman of the Board          Vice Chairman        Executive Vice President
and Chief Executive Officer    and President        and Chief Financial Officer

March 19, 1999

ITEM 6. SELECTED FINANCIAL DATA
SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

SUMMARY OF CONSOLIDATED STATEMENTS OF EARNINGS:                At or For the Year Ended December 31,
                                                      1998          1997         1996 (1)      1995          1994
                                                  ------------------------------------------------------------------
                                                                    (In Thousands, Except Share Data)
  Interest income                                   $191,261      $122,752      $ 76,179      $ 71,304      $ 35,112
  Interest expense                                   137,187        80,033        45,967        41,443        14,486
                                                  ------------------------------------------------------------------
Net interest income                                   54,074        42,719        30,212        29,861        20,626
  Provisions for losses                               18,631         5,015         2,604           238           290
                                                  ------------------------------------------------------------------
Net interest income after provisions for losses       35,443        37,704        27,608        29,623        20,336
  Other income                                       118,413        59,836        58,534        36,988        42,732
  Operating and administrative expenses               86,843        62,503        58,820        41,716        37,619
                                                  ------------------------------------------------------------------
Earnings before federal income tax provision          67,013        35,037        27,322        24,895        25,449
  Provision for federal income taxes                  25,950        13,265        10,299         9,419         9,318
                                                  ------------------------------------------------------------------
Net earnings                                        $ 41,063      $ 21,772      $ 17,023      $ 15,476      $ 16,131
                                                  ==================================================================
Basic earnings per share:                           $   3.00      $   1.70      $   1.51      $   1.37      $   1.42
Diluted earnings per share:                         $   2.90      $   1.68      $   1.51      $   1.37      $   1.42
Dividends per common share                          $   0.28      $   0.06      $   0.09      $   0.18      $   0.04
Dividend payout ratio                                   9.32%         3.77%         5.87%        12.92%         2.48%

SUMMARY OF CONSOLIDATED STATEMENTS OF FINANCIAL
  CONDITION:

  Total assets                                    $3,046,445    $1,901,084    $1,297,226    $1,045,094    $  723,150
  Loans receivable                                 2,558,716     1,655,259     1,110,836       923,933       633,409
  Mortgage servicing rights                          150,258        83,845        30,064        27,957        18,179
  Deposits                                         1,923,370     1,109,933       624,485       526,974       307,624
  FHLB advances                                      456,019       482,378       389,801       191,156       200,750
  Stockholders' equity                               163,852       126,617        78,468        62,445        49,419

OTHER FINANCIAL AND STATISTICAL DATA:

Tangible capital ratio                                  6.44%         5.40%         5.58%         5.19%         5.54%
Core capital ratio                                      6.54%         5.62%         6.01%         5.84%         6.63%
Total risk-based capital ratio                         12.93%        11.74%        10.91%        10.12%        12.08%
Equity-to-assets ratio (at the end of the period)       5.38%         6.66%         6.05%         5.98%         6.83%
Equity-to-assets ratio (average for the period)         5.03%         6.22%         6.19%         5.54%         8.91%

Book value per share                                $  11.98     $    9.26     $    6.97     $    5.55     $    4.37
Shares outstanding                                    13,670        13,670        11,250        11,250        11,309
Average shares outstanding                            13,670        12,837        11,250        11,274        11,389

Mortgage loans originated or purchased           $18,852,885   $ 7,873,099   $ 6,791,665   $ 5,195,605   $ 3,720,173
Mortgage loans sold                              $17,803,958   $ 7,222,394   $ 6,581,897   $ 4,760,806   $ 3,551,319

Mortgage loans serviced for others               $11,472,211   $ 6,412,797   $ 4,801,581   $ 6,788,530   $ 5,691,421
Capitalized value of mortgage servicing rights          1.31%         1.31%         0.63%         0.41%         0.32%

Interest rate spread                                    1.85%         2.10%         2.13%         2.36%         3.37%
Net interest margin                                     2.14%         2.74%         3.07%         3.46%         4.63%

Return on average assets                                1.45%         1.29%         1.53%         1.63%         3.19%
Return on average equity                               28.77%        20.69%        24.68%        29.42%        35.78%
Efficiency ratio                                        49.6%         59.7%         64.8%         60.4%         58.3%

Charge off ratio                                        0.17%         0.20%         0.13%         0.00%         0.08%
Ratio of allowances to total loans                      0.78%         0.33%         0.31%         0.23%         0.29%
Ratio of non performing assets to total assets          1.97%         3.29%         3.16%         1.25%         0.42%
Ratio of allowance to non performing loans             53.78%        12.41%        11.43%        19.67%       107.59%


Number of  Bank branches                                  28            19            15            13             9
Number of retail loan origination centers                 31            35            41            31            29
Number of correspondent offices                           15            16            10             9             6

1. The 1996 earnings reflect the one time SAIF assessment of $3.4 million ($2.2 million after tax) paid in September 1996. Without this assessment, earnings would have been $19.2 million and return on average equity, return on average assets and the efficiency ratio would have been 27.87%, 1.73%, and 61.0%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION
In 1993, Flagstar Bancorp, Inc. ( "Flagstar" or the "Company" ), was formed in order to become the holding company for Flagstar Bank, FSB, a federally chartered stock savings bank founded in 1987. Flagstar completed an initial public offering ("IPO") of common stock in May 1997. Since 1994, the Company has worked to increase its retail banking franchise. Initiated by the acquisition of Security Savings Bank, F.S.B., the Company has increased its bank branch locations each year. This growth has been achieved by aggressively developing the Company's core businesses. This consistent focus on retail and wholesale mortgage lending, retail deposit gathering, and mortgage loan servicing has allowed the Company to annually increase its net interest income and recurring fee income. The Company's continued focus on information processing technology has allowed Flagstar to maintain double digit annual growth while keeping control over operating expenses. As a result, Flagstar has continued to be a highly profitable company over the years, maintaining high returns for its shareholders. With $3.0 billion in assets at December 31, 1998, Flagstar is the largest independent savings institution headquartered in Michigan. Flagstar is also the largest independent thrift mortgage originator in the United States with $18.8 billion in mortgage originations.

RESULTS OF OPERATIONS
Flagstar's net income totaled $41.1 million ($2.90 per share - diluted) for the year ended December 31, 1998, compared to $21.8 million ($1.68 per share - diluted) in 1997 and $17.0 million ($1.51 per share - diluted) in 1996. The 1998 earnings constitute a 88.5% increase in profitability over 1997. The 1996 earnings reflect the after-tax cost of the one-time assessment, mandated by federal law, of $2.2 million, or $.20 per share, for the recapitalization of the SAIF of the FDIC. The increased level of earnings in each period was attributable to a variety of factors but primarily from increases in average earning assets, increased levels of mortgage loan production, along with the continued growth in the retail banking operation.

NET INTEREST INCOME
The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets and the general level of interest rates. During 1998, the Company earned $54.1 million in net interest income, which represents an increase of 26.7% compared to the amount reported in 1997 and represented 31.4% of the Company's total revenue in 1998. This increase is primarily attributable to a $973.0 million increase in average earning assets. During 1997, the Company earned $42.7 million in net interest income, which represented an increase of 41.4% compared to the $30.2 million reported in 1996 and 41.7% of 1997 revenue. The 1997 increase was primarily attributable to a $573.5 million increase in average earning assets.

The Company's net interest spread decreased to 1.85% during the year ended December 31, 1998, compared to 2.10% during the prior year. The Company typically originates long term mortgage loans and funds these mortgage loans with short term liabilities. The Company then sells these mortgage loans upon their conversion to a mortgage-backed security, usually within 90 days. The yield earned on the Company's earning assets decreased by 0.32%, from 7.87% during 1997 to 7.55% during 1998, while the cost of interest-bearing liabilities decreased by 0.07%, from 5.77% during 1997 to 5.70% during 1998.

The Company's net interest margin decreased to 2.14% of average earning assets during the year ended December 31, 1998, compared to 2.74% during the prior year, due to the decreased spread mentioned and also because of the $45.7 million decrease in the amount that earning assets exceeded interest-bearing liabilities.

In 1997, the yield earned on the Company's earning assets increased by 0.14% from 7.73% during 1996 to 7.87%. While, the cost of interest-bearing liabilities increased by 0.17%, from 5.60% during 1996 to 5.77% during 1997. These increases caused the interest rate spread to decrease by 0.03%. The Company's net interest margin also decreased from the 3.07% reported in 1996 to 2.74% during the year ended December 31, 1997, due to the decrease in the interest rate spread offset in part by an increase in the amount that earning assets exceeded interest-bearing liabilities.

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

TABLE 1
AVERAGE YIELDS EARNED AND RATES PAID

                                                                        Years Ended December 31,
                              ------------------------------------------------------------------------------------------------------

                                             1998                                   1997                          1996
                              ------------------------------------  ----------------------------------  ----------------------------
                               Average                     Yield/     Average                 Yield/    Average              Yield/
                               Balance      Interest        Rate      Balance     Interest     Rate     Balance    Interest   Rate
                             -------------------------------------------------------------------------------------------------------
                                                                          ( In thousands )
INTEREST-EARNING ASSETS:
Loans receivable, net        $ 2,478,955    $ 187,124       7.55%    $ 1,526,873  $ 120,214    7.87%   $   964,257  $ 74,588   7.74%
FHLB stock                        49,970        4,000       8.00          30,685      2,471    8.05         18,776     1,471   7.83
Other                              2,851          137       4.81           1,238         67    5.41          2,230       120   5.38
                             ------------------------               -----------------------            ---------------------
Total                          2,531,776    $ 191,261       7.55%      1,558,796  $ 122,752    7.87%       985,263  $ 76,179   7.73%
Other assets                     306,904                                 133,963                           129,005
                             -----------                            ------------                       -----------
Total assets                 $ 2,838,680                             $ 1,692,759                       $ 1,114,268
                             ===========                            ============                       ===========
INTEREST-BEARING
LIABILITIES:

Deposits                     $ 1,452,325    $  82,452       5.68%    $   878,064  $  50,143    5.71%   $   552,391  $ 30,431   5.15%
FHLB advances                    833,944       48,332       5.80         480,062     28,709    5.98        247,204    14,291   5.78
Other                            119,250        6,403       5.37          28,671      1,181    4.12         21,227     1,245   5.87
                             ------------------------               -----------------------            ---------------------
Total interest-bearing
liabilities                    2,405,519    $ 137,187       5.70%      1,386,797  $  80,033    5.77%       820,822  $ 45,967   5.60%
Other liabilities                290,442                                 200,721                           224,484
  Stockholders equity            142,720                                 105,241                            68,962
                             -----------                            ------------                       -----------
Total liabilities and
        Stockholders equity  $ 2,838,680                             $ 1,692,759                       $ 1,114,268
                             ===========                            ============                       ===========

Net interest-earning assets  $   126,257                             $   171,999                       $   164,441
                             ===========                            ============                       ===========
                                           ----------                             ----------                        --------
Net interest income                         $  54,074                             $   42,719                        $ 30,212
                                           ==========                             ==========                        ========
                                                        --------                              -------                         -----
Interest rate spread                                        1.85%                              2.10%                           2.13%
                                                        ========                              =======                         =====
Net interest margin                                         2.14%                              2.74%                           3.07%
                                                        ========                              =======                         =====
Ratio of average interest-
earning assets to
interest-bearing liabilities                                 105%                               112%                            120%
                                                        ========                              =======                         =====

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

TABLE 2
RATE/VOLUME ANALYSIS

                                                             Years Ended December 31,
                                           -----------------------------------------------------------
                                                 1998 versus 1997              1997 versus 1996
                                           Increase (Decrease)           Increase (Decrease)
                                                 Due To:                       Due To:
                                            Volume    Rate      Total    Volume      Rate       Total
                                           ---------------------------   -----------------------------
EARNING ASSETS:                                                  (In Millions)
Loans receivable, net                      $  74.9   $ (8.0)   $  66.9   $  44.6    $  1.1    $  45.7
FHLB stock                                     1.5      0.0        1.5       1.0        -         1.0
Other                                          0.1      0.0        0.1       (.1)       -         (.1)
                                           ---------------------------   -----------------------------
Total                                      $  76.5   $ (8.0)   $  68.5   $  45.5    $  1.1    $  46.6
INTEREST-BEARING LIABILITIES:
Deposits                                   $  32.8   $ (0.5)   $  32.3   $  18.8    $   .9    $  19.7
FHLB advances                                 21.2     (1.5)      19.7      13.9        .5       14.4
Other                                          3.6      1.5        5.1        .3       (.3)        -
                                           ---------------------------   -----------------------------
Total                                      $  57.6   $ (0.5)   $  57.1   $  33.0    $  1.1    $  34.1
                                           ===========================   =============================
Change in net interest income              $  18.9   $ (7.5)   $  11.4   $  12.5    $   -     $  12.5
                                           ===========================   =============================

NON-INTEREST INCOME
Flagstar's non-interest income totaled $118.4 million for the year ended December 31, 1998, compared to $59.8 million in 1997 and $58.5 million in 1996. The 1998 results constitute a 98.0% increase over 1997 and the 1997 results reflect a 2.2% increase over 1996. The increased level of revenue in each period was attributable to a variety of factors but primarily resulted from an increase each year in the Company's revenues on loan sales which offset the Company's decrease in recorded revenues from the sales of mortgage servicing rights and loan administration fees.

LOAN ADMINISTRATION
The Company's loan servicing operation produced negative fee income from loans serviced for others of $2.5 million for the year ended December 31, 1998, compared to positive net fees of $6.1 million recorded in 1997 and $11.9 million recorded in 1996. The volatility in this revenue source was the result of the changes in the levels of prepayment induced amortization recorded on the mortgage servicing rights portfolio ( "MSR" ) and the changes in the average volume of loans serviced during the respective periods.

During 1998, the volume of loans serviced for others averaged $9.4 billion, a 95.8% increase over the 1997 average servicing portfolio of $4.8 billion, and a 38.2% increase over the average servicing portfolio of $6.8 billion during 1996. During 1998, the Company recorded $29.9 million, or 32 basis points (0.32%) in fee revenue versus $16.6 million recorded in 1997, and $23.2 million recorded in 1996. The fee revenue recorded in 1998 was offset by $32.4 million of MSR amortization. The Company recorded $10.5 million and $11.3 million of MSR amortization during 1997 and 1996, respectively.

NET GAIN ON LOAN SALES
Net gains on the loan sales totaled $110.7 million, $21.8 million and $4.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of net gain recorded in any one period is directly affected by the amount of loans sold and the profit spread achieved.

During 1998, the volume of loans sold totaled $17.8 billion, a 147.2% increase over 1997 loan sales of $7.2 billion, and a 9.1% increase over 1996 loan sales of $6.6 billion. During 1998 the Company received an average 0.62% in gain versus 0.30% recorded in 1997, and 0.07% recorded in 1996. This increase in gains spread is primarily attributable to the favorable pricing received by the Company because of the large volumes of loans delivered to the secondary market.

NET GAIN ON MORTGAGE SERVICING RIGHTS
For 1998, the net gain on the sale of MSR totaled $3.8 million. The 1998 gain was a $23.3 million decrease from the $27.1 million recorded in 1997, and a $31.3 million decrease from $35.1 million recorded in 1996. The gain on sale of mortgage servicing rights recorded is directly affected by the amount of loan servicing rights sold and the profit spread achieved.

During 1998, the volume of MSR sold totaled $10.9 billion, a 153.5% increase over 1997 MSR sales of $4.3 billion, and a 47.3% increase over 1996 MSR sales of $7.4 billion. During 1998, the Company sold newly originated MSR which had a book value which more closely approximated the current market value of the MSR sold. In 1997 and 1996, the Company sold some newly originated MSR but also sold seasoned MSR which had a book value substantially lower than the sales price of the MSR. Any MSR that was created from a mortgage loan originated through the Company's retail production channel prior to May 1995 did not have a carrying value on the books and records of the Company. The majority of these non-valued MSR's were sold in 1996 and 1997.

OTHER FEES AND CHARGES
Other fees and charges, which include certain loan fees, deposit-related fees, and escrow waiver fees totaled $6.4 million, $4.8 million, and $7.0 million in 1998, 1997, and1996, respectively. In each period the total fees recorded were affected by the production volume of loans originated that were not classified as single family residential mortgage loans.

NON-INTEREST EXPENSE
Operating expenses, before the capitalization of direct costs of loan closings, totaled $151.6 million, $99.9 million, and $92.2 million for the years ended December 31, 1998, 1997, and 1996, respectively. Included in the operating expenses for the year ended December 31, 1996, is the payment of the $3.4 million pre-tax FDIC special assessment discussed previously herein. Gross operating and administrative expenses excluding this non recurring charge totaled $88.8 million for 1996. The 51.7% increase in overhead expense items in 1998 versus 1997 and the 8.4% increase in expenses between 1997 versus 1996 were due to general increases in the price levels for goods and services, higher mortgage loan origination volume, and the growth of the retail banking operation.

During 1998, Flagstar opened 9 bank branches, bringing the branch network total to 28. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will begin to decrease.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $55.2 million, $42.1 million, and $40.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. The 31.1% increase in 1998 is primarily attributable to the employees hired to accommodate the Company's record mortgage loan production, normal salary increases, and the staff hired at the new bank branches. Total Company staffing increased by 491, or 41.5%, full-time equivalents at December 31, 1998, versus December 31, 1997.

Commission expense, which is a variable cost associated with mortgage loan production, totaled $28.5 million, $14.2 million, and $12.4 million during the years ended December 31, 1998, 1997, and 1996, respectively. Commission expense totaled .15%, .18%, and .18% of total mortgage production in 1998, 1997, and 1996, respectively.

Occupancy and equipment expense totaled $16.0 million, $12.8 million, and $12.1 million during the years ended December 31, 1998, 1997, and 1996, respectively. The continued increase in this expense category is reflective of the staffing increases, the expansion undertaken in the Company branch network, along with the Company's continuing investment in computer technology.

Advertising expense, which totaled $2.3 million during the year ended December 31, 1998, increased $.7 million, or 43.8%, over the $1.6 million of expense incurred during the prior year. Advertising expense totaled $.9 million in 1996. The continued increase in this expense category is reflective of the expansion undertaken in the Company branch network.

The Company's FDIC premiums increased by $0.3 million, to $0.8 million during 1998 compared to $.5 million in 1997, and $1.0 million during 1996. In each successive year, Flagstar has paid higher insurance premiums due to its increased deposit base. As previously discussed, during 1996 the Company was required by federal law to pay a one-time, industry wide deposit premium assessment, the Company's portion of which totaled $3.4 million. This assessment was used to fully recapitalize the SAIF. Payment of this special assessment reduced the Company's annual FDIC insurance premium rate from 23 basis points of insured deposit liabilities to 6.5 basis points, or by approximately 72%, prospectively.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $47.5 million, $27.3 million, and $20.5 million during the years ended December 31, 1998, 1997, and 1996, respectively. The continued increase in this expense category is reflective of the increased levels of mortgage production, the expansion undertaken in the Company bank branch network, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

TABLE 3

                                                               NON-INTEREST EXPENSES

                                                            Years Ended December 31,
                                                        1998           1997           1996
                                                    -----------------------------------------
                                                                 (In thousands)
Compensation and benefits                           $  55,170       $  42,132       $  40,524
Commissions                                            28,459          14,231          12,367
Occupancy and equipment                                15,964          12,810          12,125
Advertising                                             2,303           1,637             943
Core deposit amortization                               1,290           1,290           1,290
Federal insurance premium                                 837             477           4,435
Other                                                  47,530          27,305          20,474
                                                    -----------------------------------------
Total                                                 151,553          99,882          92,158
Less: capitalized direct costs of loan closings       (64,710)        (37,379)        (33,338)
                                                    -----------------------------------------
Total, net                                          $  86,843       $  62,503       $  58,820
                                                    =========================================
Efficiency ratio(1)                                      49.6%           59.7%           64.8%

(1) Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These cost are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 1998 Flagstar deferred $64.7 million of loan origination costs, while during 1997 and 1996 such deferred expenses totaled $37.4 million and $33.3 million, respectively. On a per loan basis, the cost deferral totaled $431, $541, and $503 during 1998, 1997, and 1996, respectively. The decrease in the cost per loan recorded in 1998 reflects the efficiencies created when volumes increase substantially. The 1998 and 1997 numbers are also affected by inflationary increases and the increased costs associated with the Company's shift to correspondent funding versus wholesale funding which was the predominant lending channel in 1996.

FEDERAL INCOME TAXES
For the year ended December 31, 1998, the Company's provision for federal income taxes as a percentage of pretax earnings was 38.7%, compared to 37.9% in 1997 and 37.7% in 1996. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 10 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

FINANCIAL CONDITION
The Company's assets totaled $3.0 billion at December 31, 1998, reflecting an increase of $1.1 billion over December 31, 1997. Loans receivable, net increased $903.4 million, reflecting the increased amount of recent residential mortgage loan production held on the Company's books that is pending sale. During 1998, mortgage loan originations totaled a record $18.8 billion, compared to $7.9 billion in 1997 and $6.8 billion in 1996. Table 4, 5, 6 and 7 set forth the Company's loan portfolio and the activity within the different loan categories, for the past five years.

TABLE 4
LOAN PORTFOLIO SCHEDULE

                                                                           At December 31,
DESCRIPTION:                                  1998            1997              1996             1995             1994
                                          -------------------------------------------------------------------------------
                                                                            (In Thousands)
  Mortgage loans available for sale       $ 1,831,531      $ 1,197,152      $   840,767      $   620,455      $   205,480

  Loans held for investment:
    Mortgage loans                            364,467          282,224          120,924          178,246          354,554
    Consumer loans                             28,199           34,004           33,608           39,331           19,271
    Commercial loans                            3,601            2,710            4,435            4,542            3,728
    Construction loans                         34,367           35,373           59,270           48,933           25,499
    Warehouse Lending                         235,693           77,545           41,767            4,024            3,818
    Commercial real estate loans               80,858           31,751           13,565           30,504           22,930
                                          -------------------------------------------------------------------------------
      Total loans held for investment         747,185          463,607          273,569          305,580          429,800
  Allowance for losses                        (20,000)          (5,500)          (3,500)          (2,102)          (1,871)
                                          -------------------------------------------------------------------------------
Total loans receivable (net)              $ 2,558,716      $ 1,655,259      $ 1,110,836      $   923,933      $   633,409
                                          ===============================================================================

TABLE 5
LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE


                                                                                     Year Ended December 31,
DESCRIPTION:                                                   1998            1997            1996            1995       1994
                                                           -----------------------------------------------------------------------
                                                                                          (In Thousands)
Beginning mortgage loans available for sale                $ 1,197,152     $   840,767     $   620,455     $   205,480 $   389,073

Mortgage loans originated, net                              19,041,414       7,950,098       6,850,277       5,251,510   3,752,650
Mortgage loans repurchased                                      32,337          58,516          54,788           4,477       2,683
Mortgage loans transferred from held for investment               --              --              --           185,111        --

Mortgage loans sold servicing retained, net                 17,081,172       6,559,893       5,651,216       4,239,777   3,421,784
Mortgage loans sold servicing released, net                    891,907         736,235         948,352         540,421     248,218
Mortgage loan amortization / prepayments                       319,060         273,969          74,683         244,144     161,225
Mortgage loans transferred to held for investment, net         147,233          82,132          10,502           1,781     107,699
                                                           -----------------------------------------------------------------------
Ending mortgage loans available for sale                   $ 1,831,531     $ 1,197,152     $   840,767     $   620,455 $   205,480
                                                           =======================================================================

TABLE 6
LOANS HELD FOR INVESTMENT ACTIVITY SCHEDULE

                                                                Year Ended December 31,
DESCRIPTION:                                    1998         1997         1996         1995        1994
                                              ------------------------------------------------------------
                                                                      (In Thousands)
Beginning loans held for investment           $463,607     $273,569     $305,580     $429,800     $ 26,906

Loans originated                               176,816      127,576      129,436      162,137      236,700
Increase in lines of credit                    148,880       38,859          -            -            -
Loans transferred from available for sale      147,233       82,132       10,502        1,781      107,699
Loans acquired in merger                           -            -            -            -        140,302

Loan amortization / prepayments                170,534       43,239      161,372      101,246       79,002
Loans transferred to available for sale            -            -            -        185,111          -
Loans transferred to repossessed assets         18,817       15,290       10,577        1,781        2,805
                                              ------------------------------------------------------------
Ending loans held for investment              $747,185     $463,607     $273,569     $305,580     $429,800
                                              ============================================================

TABLE 7
LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

                                                                         Year Ended December 31,
DESCRIPTION:                                      1998            1997           1996            1995           1994
                                              ---------------------------------------------------------------------------
                                                                             (In Thousands)
Beginning loans serviced for others           $ 6,412,797     $ 4,801,581     $ 6,788,530     $ 5,691,421     $ 6,198,311

Loans servicing originated                     16,912,051       6,530,243       5,633,545       4,220,385       3,303,101
Loans servicing acquired in merger                    -               -               -               -            44,340

Loan servicing amortization / prepayments       1,807,014       1,283,336       1,146,564         851,188       1,277,049
Loans servicing sales                          10,045,623       3,635,691       6,473,930       2,272,088       2,577,282
                                              ---------------------------------------------------------------------------
Ending loans serviced for others              $11,472,211     $ 6,412,797     $ 4,801,581     $ 6,788,530     $ 5,691,421
                                              ===========================================================================

LOANS RECEIVABLE. Mortgage loans available for sale and mortgage loans held for investment increased, in the aggregate, $716.6 million from $1.5 billion at December 31, 1997 to $2.2 billion at December 31, 1998. Mortgage loans available for sale increased $634.4 million, or 53.0%, to $1.8 billion at December 31, 1998, from $1.2 billion at December 31, 1997. Loans held for investment increased $283.6 million, or 61.2%, from $463.6 million at December 31, 1997 to $747.2 million at December 31, 1998. In each case management retained more loans to maximize the earnings power available because of the leverage available to the Company.

ALLOWANCE FOR LOSSES. The allowance for losses totaled $20.0 million at December 31, 1998, an increase of $14.5 million, or 263.6%, from $5.5 million at December 31, 1997. The allowance for losses as a percentage of non-performing loans was 53.78% and 12.41% at December 31, 1998 and 1997, respectively. The Company's non-performing loans totaled $37.2 million and $44.3 million at December 31, 1998 and 1997, respectively, and, as a percentage of total loans, were 1.45% and 2.67% at December 31, 1998 and 1997, respectively.

The increase in the allowance for losses in 1998 compared to 1997 was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. Additionally, the allowance was increased to compensate for the substantial increase in the amount of total loans outstanding and the amount of loans which have been sold to the secondary market. The Company is liable for certain representations and warranties made in regards to the sold loans. See Asset Quality on page 30 and Tables 10 through 13 for additional information on the Company's provision for losses, loan loss allowance, and non performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $40.0 million at December 31, 1997 to $57.8 million at December 31, 1998 since the Company's FHLB advances increased to fund the increased mortgage loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. See "Regulation--Federal Home Loan Bank System."

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $31.1 million at December 31, 1998, an increase of $2.0 million, or 6.9%, from $29.1 million at December 31, 1997. This increase reflects the Company's investment in technology, along with the expansion of the Bank branches, and the increased national presence in the mortgage acquisition area.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights totaled $150.3 million at December 31, 1998, an increase of $66.5 million, from $83.8 million at December 31, 1997. For the year ended December 31, 1998, $16.9 billion of loans underlying mortgage servicing rights were originated and purchased, and $11.8 billion were reduced through sales, prepayments, and amortization resulting in a net increase in mortgage loans serviced for others of $5.1 billion from $6.4 billion to $11.5 billion at December 31, 1998.

OTHER ASSETS. Other assets increased $88.8 million, or 249.4%, to $124.4 million at December 31, 1998, from $35.6 million at December 31, 1997. The majority of this increase was attributable to the receipt of receivables recorded in conjunction with three sales of MSR which totaled $4.7 billion on December 31, 1998. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

LIABILITIES. The Company's total liabilities increased $1.1 billion, or 61.1%, to $2.9 billion at December 31, 1998, from $1.8 billion at December 31, 1997. This increase was attributable to an increase in nearly every liability category.

DEPOSITS. Deposit accounts increased $813.4 million, or 73.3%, to $1.9 billion at December 31, 1998, from $1.1 billion at December 31, 1997. This increase reflects the Company's deposit growth strategy through its retail branch network and its pricing strategy. The number of bank branches increased from 19 at December 31, 1997 to 28 at December 31, 1998. The Company's aggressive pricing strategy attracts one-year certificates of deposit and brokered funds. The Company relies upon both its retail customer base and nationwide advertising of its deposit rates to attract deposits. At December 31, 1998, the Company's certificates of deposit totaled $1.6 billion, with an average balance of $56,037 and a weighted average cost of 5.75%. Of such amount, approximately $1.1 billion were brokered deposits with a weighted average cost of 5.66%.

FHLB ADVANCES. FHLB advances decreased $26.4 million, or 5.5%, to $456.0 million at December 31, 1998, from $482.4 million at December 31, 1997. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others increased $138.6 million, or 302%, to $184.5 million at December 31, 1998, from $45.9 million at December 31, 1997. The month-end average amount of these funds was $97.6 million and $40.6 million during 1998 and 1997, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 1998 equaled $11.5 billion versus $6.4 billion at December 31, 1997.

ESCROW ACCOUNTS. The amount of funds in escrow accounts increased $61.1 million, or 140.8%, to $104.5 million at December 31, 1998, from $43.4 million at December 31, 1997. The average of the month end balances in these accounts was $81.3 million and $58.5 million during 1998 and 1997, respectively. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner's insurance, and other insurance product liabilities. These balances fluctuate with the size of the servicing for others portfolio and also depend upon the scheduled payment dates for the related expenses. Loans serviced for others at December 31, 1998 equaled $11.5 billion versus $6.4 billion at December 31, 1997.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued increased $19.7 million, or 42.9%, to $65.6 million at December 31, 1998, from $45.9 million at December 31, 1997. This liability reflects the outstanding amount of checks the Company has written in conjunction with acquiring mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company's mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable increased $28.5 million, or 137.0%, to $49.3 million at December 31, 1998, from $20.8 million at December 31, 1997. See Note 10 of Notes to the Consolidated Financial Statements.

OTHER LIABILITIES. Other liabilities increased $67.0 million, or 426.8%, to $82.7 million at December 31, 1998, from $15.7 million at December 31, 1997. This increase was primarily attributable to the issuance of $57.5 million of preferred stock by Flagstar Capital Corporation, a subsidiary of the Bank.

SEGMENT REPORTING
RETAIL BANKING OPERATIONS

The Company provides a full range of Banking services to consumers and small businesses in southern and western Michigan. The Company operates a network of 28 Bank branches. Throughout 1998, the Company has focused on expanding its branch network in these markets in order to increase its access to retail deposit funding sources. This provides cross-marketing opportunities of consumer banking services to the Company's mortgage customers in Michigan.

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

TABLE 8A
                                             RETAIL BANKING OPERATIONS

                                     At or for the year ended December 31,
                                        1998          1997       1996 (1)
                                    ----------------------------------------
                                                  (In thousands)
Revenues                                 $ 35,144    $ 30,202     $ 13,791
Earnings before taxes                      19,994      19,341        3,305
Identifiable assets                       969,485     564,551      387,201

1. Included in the 1996 earnings before taxes is a one-time assessment to recapitalize the SAIF. The Company's pre-tax portion of which totaled $3.4 million.

TABLE 8B
                                            MORTGAGE BANKING OPERATIONS

                                     At or for the year ended December 31,
                                        1998          1997         1996
                                    ----------------------------------------
                                               (In thousands)
Revenues                              $  137,343    $   72,353     $   74,955
Earnings before taxes                     47,019        15,696         24,017
Identifiable assets                    2,260,045     1,463,288      1,112,676

ASSET AND LIABILITY MANAGEMENT
Flagstar considers that its primary business objective is to provide shareholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. Flagstar's interest rate risk management focuses on interest rate sensitivity through the use of simulation models, in an attempt to measure and project the potential effects of various market interest-rate scenarios on the Company's balance sheet. Unlike most savings institutions, Flagstar will record higher levels of net interest income in a rising interest rate environment and will experience declining net interest income during periods of falling interest rates. This happens because the Company's assets reprice or are sold faster than the majority of the Company's funding sources will reset.

Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the "one-year repricing gap." A positive one-year repricing gap indicates that more assets reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities reprice than assets. The Company's one-year repricing gap stood at a positive $1.4 billion, or 47.4% of total assets at December 31, 1998.(See Table 9 -- Asset/Liability Repricing Schedule, December 31, 1998).

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

Table 9 sets forth the repricing of the Company's earning assets and interest-bearing liabilities at December 31, 1998, based on the interest rate scenario at that date. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. Based on available published statistics, average prepayment rates with respect to mortgage loans have been estimated at 18.64%. The decay rate used for passbook savings accounts was 15%.

TABLE 9
ASSET/LIABILITY REPRICING SCHEDULE

                                                                Maturing/Repricing In:                                       FMV
                                  1999       2000         2001        2002         2003       Thereafter   Total    Rate    Total
                               ----------------------------------------------------------------------------------------------------
EARNING ASSETS:                                                         (In Millions)
Mortgage loans available for
  sale                         $   709     $   151      $   123      $   103      $   100      $   646    $ 1,832    7.41%  $ 1,855
Loans held for investment          501          17           15           14           22          158        727    7.77       731
Other earning assets                58        --           --           --           --           --           58    8.00        58
                               -----------------------------------------------------------------------------------          -------
                Total          $ 1,268     $   168      $   138      $   117      $   122      $   804    $ 2,617    7.52%  $ 2,644
INTEREST-BEARING LIABILITIES:
Deposits                       $   995     $   348      $   218          275      $    19      $    68    $ 1,923    5.53%  $ 1,937
FHLB advances                      156         200         --           --            100         --          456    5.64       457
                               -----------------------------------------------------------------------------------          -------
                Total          $ 1,151     $   548      $   218      $   275      $   119           68    $ 2,379    5.55%  $ 2,394
OFF-BALANCE SHEET:
Commitment to sell loans       $ 1,805    ($    33)    ($    35)    ($    37)    ($    40)     ($ 1,660)                        (16)
Commitment to originate loans     (478)          9           10           10           11          438                           14
                               ------------------------------------------------------------------------
                Total          $ 1,327    ($    24)    ($    25)    ($    27)    ($    29)    ($ 1,222)

                                                                                                                    ------
Interest rate spread                                                                                                 1.97%
                                                                                                                    ======

Excess (Deficiency) of
Earning assets over (to)
                               -----------------------------------------------------------------------------------
Interest-bearing liabilities   $ 1,444    ($   404)    ($   105)    ($   185)    ($    26)    ($   486)   $   238    (1)
                               ===================================================================================


(1) The excess of earning assets over paying liabilities has the effect of increasing the indicated spread by .50%.

ASSET QUALITY
The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company's primary lending focus, has historically resulted in minimal charge-offs. At December 31, 1998, approximately 97.8% of the Company's earning assets consisted of mortgage loans.

The credit quality of the Company's commercial, consumer, and commercial real estate loan portfolio, which in the aggregate comprise only 13.3% of total earning assets (13.6% of total loans) at December 31, 1998, remains good. During the past two years, the Company has begun emphasizing commercial real estate lending. Management plans to increase the size of this loan portfolio. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

Management believes, the Company's level of non performing assets, which totaled $60.2 million at December 31, 1998, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower's inability to pay as contractually specified ("troubled debt restructurings"). Loans are generally placed into non accrual status when they become 90 days delinquent. Gross interest income of approximately $3.9 million, $4.8 million and $2.7 million would have been recorded in 1998, 1997, and 1996, respectively, on non accrual loans if the loans had performed in accordance with their original terms.


TABLE 10

NON PERFORMING ASSETS

                                                                                      December 31,
                                                              1998          1997          1996          1995           1994
                                                          ----------------------------------------------------------------------
                                                                                     (In Thousands)
Non accrual loans                                          $  37,190      $ 44,329      $ 30,621      $ 10,686         $ 1,739
Real estate and other repossessed assets                      22,966        18,262        10,363         2,359           1,271
                                                          ----------------------------------------------------------------------
Total non performing assets                                   60,156        62,591        40,984        13,045           3,010
Less allowance for losses                                    (20,000)       (5,500)       (3,500)       (2,102)         (1,871)
                                                          ----------------------------------------------------------------------
Total non performing assets (net of allowances)            $  40,156      $ 57,091      $ 37,484      $ 10,943         $ 1,139
                                                          ======================================================================
Ratio of non performing assets to total assets                 1.97%         3.29%         3.16%         1.25%           0.42%
Ratio of non performing loans to total loans                   1.44%         2.67%         2.75%         1.15%           0.27%
Ratio of allowances to non performing loans                   53.78%        12.41%        11.43%        19.67%         107.59%
Ratio of allowances to total loans                             0.78%         0.33%         0.31%         0.23%           0.29%
Ratio of net charge-offs to average loans                      0.17%         0.20%         0.13%         0.00%           0.08%

The Company's 1998 year-end ratio of non performing assets to total assets was 1.97%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company's portfolio. At December 31, 1998, $36.2 million, or 97.3% of total non performing loans were secured by residential real estate.

During 1998, the Company recorded a provision for losses of $14.5 million, this increased the allowance for losses to $20.0 million. Management recorded this additional allowance in order to compensate for the $908.0 million, or 54.3% increase in loans receivable and the substantial increase in the amount of loans that the Company has sold to the secondary market. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 1998, the Company had sold $39.9 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $11.7 billion, or 41.5%, larger than the $28.2 billion sold in the sixty months preceding December 31, 1997. Although all of the loans were sold on a non recourse basis, the Company repurchased $32.3 million, $58.5 million, and $54.8 million in mortgage loans from secondary market investors during 1998, 1997, and 1996, respectively. These loans were required to be repurchased because of their delinquent status and/or their non compliance with the underwriting and loan program guidelines that they were initially sold under. The predominance of the charge-offs recorded by the Company ($4.1 million, $3.0 million, and $1.2 million in 1998, 1997, and 1996, respectively) were primarily attributed to loans originated within the prior sixty month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

Management is of the opinion that the allowance for losses at December 31, 1998 is adequate to meet potential losses in the portfolio. It must be understood, however, that these allowances are dependent upon estimates and appraisals and the possibility exists that changes in these assumptions might be required because of changing economic conditions. See Tables 10 through 13 for additional information on the Company's loan loss allowance and non performing loans. Also refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's policies regarding provisions for losses and allowances for uncollected interest.

TABLE 11
NON-ACCRUAL LOANS AT DECEMBER 31, 1998

                                                                 NON PERFORMING          AS A % OF              AS A % OF
                                           LOAN PORTFOLIO             LOAN             LOAN PORTFOLIO        NON PERFORMING
                                               BALANCE              BALANCE               BALANCE                 LOANS
                                         -------------------- --------------------- --------------------- ----------------------
                                                      (In Thousands)
One- to four-family                          $ 2,195,998            $ 36,376                   1.66%                97.81%
Commercial                                         3,601                  28                   0.78                  0.08
Construction                                      34,367                 672                   1.96                  1.81
Consumer                                          28,199                 114                   0.40                  0.30
Warehouse lending                                235,693                 --                    --                    --
Commercial real estate                            80,858                 --                    --                    --
                                         ---------------------------------------------------------------------------------------
Total loans                                    2,578,716              37,190                   1.44%               100.00%
Less allowances for losses                       (20,000)            (20,000)
                                         ------------------------------------------
Total loans (net of allowances)              $ 2,558,716            $ 17,190
                                         ==========================================

TABLE 12
ALLOCATION OF THE ALLOWANCE FOR LOSSES

                                                                      At December 31,
                                   1998                 1997                1996                 1995                 1994
                          ---------------------------------------------------------------------------------------------------------
                                      Percent              Percent             Percent              Percent              Percent
                                     of Loans             Of Loans             of Loans             Of Loans            of Loans
                                      in Each              In Each             in Each              In Each              in Each
                                     Category             Category            Category              Category            Category
                                     to Total             To Total             to Total             To Total            to Total
                           Amount      Loans     Amount     Loans     Amount    Loans     Amount     Loans     Amount     Loans
                          ---------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Mortgage loans :
    Available for sale      $ 5,000       71.1%  $ 1,500       72.1%  $ 1,000      75.4%     $ 248      67.0%     $ 289     32.3%
    Held for investment       3,000       14.1%      700       17.0%      200      10.9%        78      19.2%       531     55.8%

Construction                  1,000        1.3%      300        2.1%      400       5.3%       367       5.3%       191      4.0%
Consumer                      1,000        1.1%      300        2.0%      300       3.0%       393       4.3%       193      3.0%
Commercial                      500        0.2%      100        0.2%       50       0.4%        22       0.5%        19      0.6%
Commercial real estate        3,500        3.1%      700        1.9%      100       1.2%       305       3.3%       234      3.7%
Warehouse lending             1,500        9.1%      100        4.7%      150       3.8%        21       0.4%        19      0.6%
Unallocated                   4,500        -- %    1,800        -- %    1,300       -- %       668       -- %       395      -- %
                          ---------------------------------------------------------------------------------------------------------
      Total                $ 20,000      100.0%  $ 5,500      100.0%  $ 3,500     100.0%   $ 2,102     100.0%   $ 1,871    100.0%
                          =========================================================================================================


TABLE 13
ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

                                                      1998            1997            1996            1995            1994
                                                 --------------------------------------------------------------------------------
                                                                                 (In thousands)
Balance at the beginning of the period                $  5,500         $ 3,500         $ 2,102         $ 1,871        $   901
  Provision for losses                                  18,631           5,015           2,604             238            290
  Allowances of acquired institution                       --              --             --               --           1,001
  Charge-offs, net of recoveries                        (4,131)         (3,015)         (1,206)             (7)          (321)
                                                 --------------------------------------------------------------------------------
Balance at the end of the period                      $ 20,000         $ 5,500         $ 3,500         $ 2,102        $ 1,871
                                                 ================================================================================

LIQUIDITY AND CAPITAL RESOURCES
The standard measure of liquidity in the thrift industry is the ratio of cash and eligible investments, as defined by regulation, to the sum of net withdrawable savings and borrowings due within one year. The OTS has established the current minimum liquidity requirement at 4%. The Company, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements. For the month ending December 31, 1998, the Company's liquidity ratio was 12.9%.

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

Loan principal repayments totaled $489.6 million during 1998, representing an increase of $172.4 million, or 54.4%, compared to 1997. This increase, was attributable to an increased asset base and a lower interest rate environment in 1998 which increased the amount of loan refinancings or payoffs.

Sales of mortgage loans totaled $17.8 billion in principal balance during 1998, compared to $7.2 billion in 1997. The sales recorded during 1998 were higher than in 1997 due to the increased loan origination volume. Only a portion of loans originated are retained by the Company and held for investment.

Customer deposits increased $813.4 million, or 73.3%, and totaled $1.9 billion at December 31, 1998. The increase is directly attributable to the Company's aggressive approach to increasing retail deposits. During 1998, the Company decreased its borrowings from the FHLB by $26.4 million, or 5.5%. The Company utilizes FHLB advances to assist in funding mortgage loan production.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million.

In November 1997, the Company paid an initial quarterly cash dividend on its common stock of $0.06 per share. On February 13, 1998, May 15, 1998, August 14, 1998, and November 16, 1998, the Company's Board of Directors paid a quarterly cash dividend of $0.06, $0.07, $0.07, and $0.08 per share, respectively.

Stockholders' equity increased $37.3 million to $163.9 million at December 31, 1998, an increase of 29.5%. This level of stockholders' equity represented 5.38% of total assets at December 31, 1998.

At December 31, 1998, the Company had outstanding rate-lock commitments to lend $620.8 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $16.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 1998, the Company had outstanding commitments to sell $1.8 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $248.4 million at December 31, 1998. Such commitments include $450.8 million in warehouse lines of credit to various mortgage companies, of which $235.7 million was drawn upon as of December 31, 1998.

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2000 for the Company; however, management has not quantified the impact of this pronouncement on the Company's financial position.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). The statement requires that an entity engaged in mortgage banking activities classify any resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold these investments. The statement is effective for 1999 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

IMPACT OF INFLATION AND CHANGING PRICES. The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

YEAR 2000 PROBLEM. The Company is aware of the current concerns throughout the business community of reliance upon computer software programs that do not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including among other things a temporary inability to process transactions, send invoices or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Company depend upon the successful operation on a daily basis of its computer software programs. The Company generally relies upon software purchased from third party vendors rather than internally generated software. In its analysis of the software, and based upon its ongoing discussions with these vendors, management believes that most of its software already reflects changes necessary to avoid the Year 2000 Problem. The Company expects to update during 1999 any remaining software that could be affected by the Year 2000 Problem to eliminate remaining concerns. This update is not expected to have any adverse material financial impact on the Company. If either our computer systems or those of our vendors fail to function properly because of the Year 2000 problem, the results of our operations may materially suffer.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set for the under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" - Asset/Liability Management" is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                                                        35

Consolidated Statements of Financial Condition as of December 31, 1998 and 1997                           36

Consolidated Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996                  37

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997, and 1996     38

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996               39

Notes to the Consolidated Financial Statements                                                            40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Grant Thornton LLP


Detroit, Michigan
February 12, 1999

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    AT DECEMBER 31,
ASSETS                                                           1998              1997
                                                              -----------------------------
Cash and cash equivalents                                     $    75,799       $    21,928

  Loans receivable
    Mortgage loans available for sale                           1,831,531         1,197,152
    Loans held for investment                                     747,185           463,607
    Less: allowance for losses                                    (20,000)           (5,500)
                                                              -----------       -----------
Loans receivable, net                                           2,558,716         1,655,259
Federal Home Loan Bank stock                                       57,837            40,025
Other investments                                                     500               538
                                                              -----------       -----------
            Total earning assets                                2,617,053         1,695,822
Accrued interest receivable                                        24,812            16,492
Repossessed assets                                                 22,966            18,262
Premises and equipment                                             31,124            29,131
Mortgage servicing rights                                         150,258            83,845
Other assets                                                      124,433            35,604
                                                              -----------       -----------
        Total assets                                          $ 3,046,445       $ 1,901,084
                                                              ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                              $ 1,923,370       $ 1,109,933
Federal Home Loan Bank advances                                   456,019           482,378
                                                              -----------       -----------
            Total interest bearing liabilities                  2,379,389         1,592,311
Accrued interest payable                                           16,659            10,555
Undisbursed payments on
   Loans serviced for others                                      184,498            45,852
Escrow accounts                                                   104,455            43,368
Liability for checks issued                                        65,634            45,896
Federal income taxes payable                                       49,265            20,808
Other liabilities                                                  82,693            15,677
                                                              -----------       -----------
            Total liabilities                                   2,882,593         1,774,467

Commitments and Contingencies (Notes 4, 6, 7, 12 and 16)             --                --

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 40,000,000 shares
Authorized, 13,670,000 shares issued at
December 31, 1998 and December 31, 1997                               137               137
Additional paid in capital                                         29,988            29,988
Retained earnings                                                 133,727            96,492
                                                              -----------       -----------
            Total stockholders' equity                            163,852           126,617
                                                              -----------       -----------
        Total liabilities and stockholders' equity            $ 3,046,445       $ 1,901,084
                                                              ===========       ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       1998           1997           1996
                                                    ----------------------------------------
INTEREST INCOME
Loans                                               $ 187,124       $ 120,214      $  74,588
Other                                                   4,137           2,538          1,591
                                                    ---------       ---------      ---------
    Total                                             191,261         122,752         76,179
INTEREST EXPENSE
Deposits                                               82,452          50,143         30,431
FHLB advances                                          48,332          28,709         14,291
Other                                                   6,403           1,181          1,245
                                                    ---------       ---------      ---------
    Total                                             137,187          80,033         45,967
                                                    ---------       ---------      ---------
Net interest income                                    54,074          42,719         30,212
Provision for losses                                   18,631           5,015          2,604
                                                    ---------       ---------      ---------
Net interest income after provision for losses         35,443          37,704         27,608

NON-INTEREST INCOME
Loan administration                                    (2,532)          6,127         11,859
Net gain on loan sales                                110,682          21,775          4,511
Net gain on sales of mortgage servicing rights          3,820          27,095         35,129
Other fees and charges                                  6,443           4,839          7,035
                                                    ---------       ---------      ---------
    Total                                             118,413          59,836         58,534
NON-INTEREST EXPENSE
Compensation and benefits                              32,508          25,930         25,553
Occupancy and equipment                                15,964          12,810         12,126
General and administrative                             38,371          23,763         21,141
                                                    ---------       ---------      ---------
    Total                                              86,843          62,503         58,820
                                                    ---------       ---------      ---------
Earnings before federal income taxes                   67,013          35,037         27,322
Provision for federal income taxes                     25,950          13,265         10,299
                                                    ---------       ---------      ---------
NET EARNINGS                                        $  41,063       $  21,772      $  17,023
                                                    =========       =========      =========

EARNINGS PER SHARE - BASIC                          $    3.00       $    1.70      $    1.51
                                                    =========       =========      =========


EARNINGS PER SHARE - DILUTED                        $    2.90       $    1.68      $    1.51
                                                    =========       =========      =========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                             ADDITIONAL                        TOTAL
                                                COMMON        PAID IN        RETAINED      STOCKHOLDERS'
                                                STOCK         CAPITAL        EARNINGS          EQUITY
                                              ---------      ---------       ---------       ---------
Balance at January 1, 1996                    $     112      $   2,816       $  59,517       $  62,445
Net earnings                                        -              -            17,023          17,023
Dividend paid ($0.09 per share)                     -              -            (1,000)         (1,000)
                                              ---------      ---------       ---------       ---------
Balance at December 31, 1996                        112          2,816          75,540          78,468
Net earnings                                        -              -            21,772          21,772
Initial public offering of common shares             25         27,172             -            27,197
Dividend paid ($ 0.06 per share)                    -              -              (820)           (820)
                                              ---------      ---------       ---------       ---------
Balance at December 31, 1997                        137         29,988          96,492         126,617
Net earnings                                        -              -            41,063          41,063
Dividend paid ($ 0.28 per share)                    -              -            (3,828)         (3,828)
                                              ---------      ---------       ---------       ---------
Balance at December 31, 1998                  $     137      $  29,988       $ 133,727       $ 163,852
                                              =========      =========       =========       =========











        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                    1998               1997               1996
                                                                               --------------------------------------------------
OPERATING ACTIVITIES
  Net earnings                                                                 $     41,063       $     21,772       $     17,023

  Adjustments to reconcile net earnings to net cash used in operating activities
    Provision for losses                                                             18,631              5,015              2,604
    Depreciation and amortization                                                    39,897             17,161             17,287
    Net gain on the sale of assets                                                     (868)            (1,100)              (187)
    Net gain on loan sales                                                         (110,682)           (21,775)            (4,511)
    Gain on sales of mortgage servicing rights                                       (3,820)           (27,095)           (35,129)
    Proceeds from sales of loans available for sale                              18,033,222          7,225,460          6,604,080
    Originations and repurchases of loans available for sale, net of
    principal repayments                                                        (18,579,866)        (7,578,375)        (6,830,382)
    Increase in accrued interest receivable                                          (8,320)            (9,866)            (2,319)
    (Increase) decrease in other assets                                             (90,149)            16,250            (34,369)
    Increase in accrued interest payable                                              6,104              7,843                497
    Increase (decrease) in liability for checks issued                               19,738              6,083            (46,037)
    Increase (decrease) in federal taxes payable                                     16,481            (18,553)             8,666
    Provision (benefit) for deferred federal income taxes                            11,977             16,813               (773)
    Increase (decrease) in other liabilities                                         67,015             (1,268)             4,020
                                                                               ------------       ------------       ------------
        Net cash used in operating activities                                      (539,577)          (341,635)          (299,530)
INVESTING ACTIVITIES
    Maturity of other investments                                                        38                349                431
    Purchase of other investments                                                       -                  -                 (500)
    Originations of loans held for investment, net of principal repayments         (283,578)          (190,040)            31,936
    Purchase of Federal Home Loan Bank stock                                        (17,812)           (20,300)            (1,925)
    Proceeds from the disposition of repossessed assets                              14,994              8,205              1,813
    Acquisitions of premises and equipment                                           (8,189)           (16,306)            (7,596)
    Proceeds from the disposition of premises and equipment                              20              2,733                -
    Proceeds from the disposition real estate held for investment                       -                  735                -
    Increase in mortgage servicing rights                                          (245,204)           (92,441)           (63,499)
    Proceeds from the sale of mortgage servicing rights                             150,197             55,273             85,203
                                                                               ------------       ------------       ------------
          Net cash (used in) provided by investing activities                      (389,534)          (251,792)            45,863
FINANCING ACTIVITIES
    Net increase in deposit accounts                                                813,437            485,448             97,511
    Net (decrease) increase in Federal Home Loan Bank advances                      (26,359)            92,577            198,645
    Net receipt (disbursement) of payments of loans serviced for others             138,645            (15,593)             1,433
    Net receipt (disbursement) of escrow payments                                    61,087            (17,641)           (27,854)
    Proceeds from the initial public offering                                           -               27,197                -
    Dividends paid to stockholders                                                   (3,828)              (820)            (1,000)
                                                                               ------------       ------------       ------------
          Net cash provided by financing activities                                 982,982            571,168            268,735
                                                                               ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                                 53,871            (22,259)            15,068
Beginning cash and cash equivalents                                                  21,928             44,187             29,119
                                                                               ------------       ------------       ------------
Ending cash and cash equivalents                                               $     75,799       $     21,928       $     44,187
                                                                               ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Loans receivable transferred to repossessed assets                         $     18,817       $     15,290       $     10,577
                                                                               ============       ============       ============
    Total interest payments made on deposits and other borrowings              $    131,083       $     72,189       $     45,470
                                                                               ============       ============       ============
    Federal income taxes paid                                                  $        -         $     15,000       $      2,300
                                                                               ============       ============       ============
    Loans available for sale transferred to loans held for investment          $    147,233       $     63,827       $        -
                                                                               ============       ============       ============

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

In January 1996, the Bank changed its name from First Security Savings Bank, FSB to Flagstar Bank, FSB.

NOTE 2 - CORPORATE STRUCTURE

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. ("DIA"), FSSB Real Estate Development Corporation ("REDC"), and Flagstar Investment Group, Inc. ("Investment"). Of the additional subsidiaries, DIA and Investment are presently active. DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offers a full-service brokerage service.

The Bank, the Company's primary subsidiary, is a federally chartered, stock savings bank headquartered in Bloomfield Hills, Michigan. The Bank owns five subsidiaries: FSSB Mortgage Corporation ("Mortgage"), Flagstar Capital Corporation ("Capital"), Flagstar Credit Corporation ("Credit"), Mid-Michigan Service Corporation ("Mid-Michigan") and SSB Funding Corporation ("Funding"). Mortgage, Credit, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital purchases mortgage loans from the Bank and holds them for investment purposes. Mortgage Affiliated Services, a wholly-owned subsidiary, provided appraisal and document preparation services, was merged with the Bank during the first quarter of 1998.


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

LOANS RECEIVABLE

The Company originates loans which are designated to be held for investment or sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Net unrealized losses are recognized in a valuation allowance which is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. Mortgage loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all mortgage loans held for investment for the foreseeable future.

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

The value of the mortgage servicing rights are periodically evaluated in relation to the estimated discounted net future servicing revenues. The portfolio is aggregated into stratifications based on loan term and type, and note rate. Estimates of remaining loan lives and prepayment rates are incorporated into this analysis. Changes in these estimates could materially change the estimated fair value. Valuation adjustments are recorded when the fair value of the servicing asset is less than the amortized book value on a stratum basis. Any valuation adjustment is recorded as an offset to the asset and a charge to current earnings.

LOAN SALES

The Company sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Company makes certain representations and warranties to the investors. Should an investor determine that a breach of such representations or warranties occurred, the Company may be required to repurchase loans from the investor. Such representations and warranties generally relate to the fact that the loans have been underwritten in accordance with the investor's guidelines and that the loans conform to the laws of the state of origination. Gain or loss on the sale of such loans is recognized upon consummation of the sale.

PREFERRED STOCK OF SUBSIDIARY

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, noncumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol "FLGSP". Capital used the net proceeds raised from the offering of the Series A Preferred Shares to acquire mortgage loans from the Bank. Capital is a real estate investment trust for federal income tax purposes. The net proceeds received by Capital qualify as regulatory capital, with certain limitations as defined by regulation. The Series A Preferred Shares are recorded on the books of the Company as a minority interest and are included in other liabilities. Dividends paid on the Series A Preferred Shares are deductible for tax purposes and included in interest expense - other.

The Series A Preferred Shares are generally not redeemable until February 24, 2003. On or after that date, the Series A Preferred Shares are redeemable in whole or in part by the Company for cash. The Series A Preferred Shares are not subject to sinking fund or mandatory redemption and are not convertible into any securities of the Company.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," for transactions entered into during 1996 and thereafter. The statement establishes a fair market value method of accounting for employee stock options and similar instruments such as warrants, and encourages all companies to adopt that method of accounting for all employee stock option plans. However, the statement allows companies to continue measuring compensation costs for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No.123 had been adopted. The Company has not adopted the fair value provisions of SFAS No. 123 but has disclosed the pro forma effects in accordance with the pronouncement.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the earnings of the Company. The Company adopted SFAS No. 128 at December 31, 1997.

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

RECLASSIFICATIONS

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 1998 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2000 for the Company; however, management has not quantified the impact of this pronouncement on the Company's financial position.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), The statement requires that an entity engaged in mortgage banking activities classify any resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold these investments. The statement is effective for 1999 for the Company; however, management does not expect this pronouncement to have a significant impact on the Company's financial position.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

The loan portfolio is summarized as follows (in thousands):

                                                  DECEMBER 31,
                                             1998             1997
                                         -----------------------------
Available for sale - mortgage loans      $ 1,831,531       $ 1,197,152

Held for investment
 Mortgage loans                              364,467           282,224
 Commercial real estate loans                 80,858            31,751
 Commercial loans                              3,601             2,710
 Construction loans                           34,367            35,373
 Warehouse lending                           235,693            77,545
 Consumer loans                               28,199            34,004
                                         -----------------------------
Total                                        747,185           463,607
                                         -----------------------------
Total loans                                2,578,716         1,660,759
Less allowance for losses                    (20,000)           (5,500)
                                         -----------------------------
Total                                    $ 2,558,716       $ 1,655,259
                                         =============================

Activity in the allowance for losses is summarized as follows (in thousands):

                                        FOR THE YEARS ENDED DECEMBER 31,
                                      1998           1997            1996
                                    --------------------------------------
Balance, beginning of period        $  5,500       $  3,500       $  2,102
Provision charged to earnings         18,631          5,015          2,604
Charge-offs, net of recoveries        (4,131)        (3,015)        (1,206)
                                    --------------------------------------
Balance, end of period              $ 20,000       $  5,500       $  3,500
                                    ======================================

The Company has no commitments to make additional advances on restructured or other non performing loans. Loans on which interest accruals have been discontinued totaled approximately $37.2 million at December 31, 1998 and $44.3 million at December 31, 1997. Interest that would have been accrued on such loans totaled approximately $3.9 million, $4.8 million, and $2.7 million during 1998, 1997, and 1996, respectively.

At December 31, 1998 the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $1.0 million and the average outstanding balance for the year ended December 31, 1998 was $1.6 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 1998, was not significant. At December 31, 1997, the recorded investment in impaired loans totaled $3.6 million and the average outstanding balance for the year ended December 31, 1997 was $3.5 million.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 5 - REPOSSESSED ASSETS

Repossessed assets include the following (in thousands):

                                                                    DECEMBER 31,
                                                                 1998         1997
                                                               --------------------
                                  One-to-four family           $22,786      $18,082
                                  Commercial properties            180          180
                                                               --------------------
                                  Repossessed assets, net      $22,966      $18,262
                                                               ====================

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment balances are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                           1998          1997
                                                                         -----------------------
                                  Land                                   $  9,125       $  9,119
                                  Office buildings                          7,398          7,090
                                  Computer hardware and software           20,733         16,827
                                  Furniture, fixtures and equipment        15,493         11,813
                                  Automobiles                                 527            434
                                                                         -----------------------
                                    Total                                  53,276         45,283
                                  Less accumulated depreciation           (22,152)       (16,152)
                                                                         -----------------------
                                  Premises and equipment, net            $ 31,124       $ 29,131
                                                                         =======================

Depreciation expense amounted to approximately $6.2 million, $5.2 million, and $4.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $4.8 million, $3.9 million and $4.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The following outlines the Company's minimum contractual lease obligations as of December 31, 1998 (in thousands):



                                           1999          $ 4,967
                                           2000            3,632
                                           2001            1,293
                                           2002              926
                                           2003              452
                                     Thereafter              813
                                                    ------------
                                           Total        $ 12,083
                                                    ============

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 7 - MORTGAGE SERVICING RIGHTS

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans at December 31, 1998 are summarized as follows (in thousands):

                                                           DECEMBER 31,
                    MORTGAGE LOANS SERVICED FOR:      1998             1997
                                                  ----------------------------
                     FHLMC and FNMA               $11,084,838      $ 6,081,885
                     MSHDA                             56,897           57,695
                     GNMA                                 932            4,970
                     Other investors                  329,544          268,247
                                                  ----------------------------
                     Total                        $11,472,211      $ 6,412,797
                                                  ============================

Custodial accounts maintained in connection with the above mortgage servicing rights were approximately $253.6 million and $81.2 million at December 31, 1998 and 1997, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          1998           1997           1996
                                      ------------------------------------------
Balance, beginning of period           $  83,845       $ 30,064       $ 27,957
Capitalization                           245,204         92,441         63,499
Sales                                   (146,377)       (28,178)       (50,075)
Amortization                             (32,414)       (10,482)       (11,317)
                                      ------------------------------------------
Balance, end of period                 $ 150,258       $ 83,845       $ 30,064
                                      ==========================================

At December 31, 1998, 1997, and 1996, the estimated fair value of the mortgage loan servicing portfolio was $151.2, $92.4, and $54.0 million, respectively.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 8 - DEPOSIT ACCOUNTS

The deposit accounts are as follows (in thousands):

                                                                  DECEMBER 31,
                                                             1998             1997
                                                       -------------------------------
Demand, NOW and money market accounts                        $ 97,043         $ 63,662
Passbook savings                                              181,975           79,951
Certificates of deposit                                     1,644,352          966,320
                                                       -------------------------------
  Total deposit accounts                                  $ 1,923,370      $ 1,109,933
                                                       ===============================

Non interest-bearing deposits included in the demand, NOW and money market accounts balances at December 31, 1998 and 1997 were approximately $15.7 million and $28.9 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $997.9 million and $621.8 million at December 31, 1998 and 1997, respectively.

The following indicates the scheduled maturities of the Company's certificates of deposit as of December 31, 1998:

                                                         DECEMBER 31,
                                                            1998
                                                         ------------
                     Three months or less                $  266,172

                     Over three through six months          181,753

                     Over six through twelve months         421,331

                     One to two years                       325,444

                     Thereafter                             449,652
                                                        ------------
                     Total                               $1,644,352
                                                        ============

Interest expense on deposit accounts is summarized as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          1998          1997           1996
                                                     --------------------------------------------
Demand, NOW and money market accounts                    $ 1,692       $ 1,346       $ 2,499
Passbook savings                                           5,933         3,193           428
Certificates of deposit                                   74,827        45,604        27,504
                                                     --------------------------------------------
Total                                                    $82,452       $50,143       $30,431
                                                     ============================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 9 - FHLB ADVANCES

The following indicates certain information related to the FHLB advances (in thousands):

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                  1998              1997            1996
                                                               --------------------------------------------
                     Maximum outstanding at any month end      $1,136,750       $  718,878       $  389,801

                     Average balance                              833,944          480,062          247,204

                     Average interest rate                           5.80%            5.98%            5.78%

The Company has the authority and approval from the FHLB to utilize a total of $1.3 billion in collateralized borrowings. Advances at December 31, 1998 totaled $456.0 million and carried a weighted rate of 5.64%. Advances totaling $150.0 million, $200.0 million, and $100.0 million mature during 1999, 2000, and 2003, respectively. The remaining $6.0 million were daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

NOTE 10 - FEDERAL INCOME TAXES

Components of the provision for federal income taxes consists of the following (in thousands):

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                               1998            1997              1996
                                                          ------------------------------------------------
                     Current provision/(benefit)             $ 13,973        ($ 3,548)         $ 11,072
                     Deferred provision/(benefit)              11,977          16,813              (773)
                                                          ------------------------------------------------
                                                             $ 25,950        $ 13,265          $ 10,299
                                                          ================================================

The Company's effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences (in thousands):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            1998           1997          1996
                                                       -------------------------------------------
Provision at statutory federal income tax rate             $ 23,455        $ 12,263       $  9,563
Increase (decrease) resulting from:
  Amortization of deposit premium                               452             450            450
  Other, net                                                  2,043             552            286
                                                       -------------------------------------------
Provision at effective federal income tax rate             $ 25,950        $ 13,265       $ 10,299
                                                       ===========================================

                             FLAGSTAR BANCORP, INC.

--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)


The details of the net tax liability are as follows (in thousands):



                                                                            DECEMBER 31,
                                                                         1998          1997
                                                                       -----------------------
                     DEFERRED TAX ASSETS:
                     Mark-to-market adjustments on earning assets      $  1,050       $  1,050
                     Interest not accrued                                 1,380          1,589
                     Book bad debt reserves                              10,533           -
                     Other                                                1,733            455
                                                                       -----------------------
                     Total                                               14,696          3,094
                     DEFERRED TAX LIABILITIES:
                     Deferred fees                                         (436)        (1,033)
                     Tax bad debt reserves                               (1,361)          -
                     Mortgage loan servicing rights                     (52,590)       (29,029)
                     Purchase accounting valuation adjustments             (164)          (252)
                     Premises and equipment                                (376)        (1,034)
                                                                       -----------------------
                     Total                                              (54,927)       (31,348)
                                                                       -----------------------
                     Net deferred tax liability                         (40,231)       (28,254)

                     Currently (payable)/receivable                      (9,034)         7,446
                                                                       -----------------------
                     Net tax liability                                 ($49,265)      ($20,808)
                                                                       =======================

Flagstar files a consolidated federal income tax return on a calendar year basis. Through its tax year ended December 31, 1995, the Company has determined its deduction for bad debts based on the reserve method in lieu of the specific charge-off method. Under the reserve method, the Company has established and maintained a reserve for bad debts against which actual loan losses are charged. As a qualifying thrift institution, the Company has calculated its addition to its bad debt reserve under either, (1) the "percentage of taxable income" method or (2) the "experience" method. The Company used the percentage of taxable income method in determining its bad debt reserve addition for its 1995 tax year.

During August 1996, the President signed the Small Business Job Protection
Act of 1996 ("the Jobs Act") which contains certain provisions that require all savings banks and thrifts to account for bad debts for income tax reporting purposes in the same manner as banks. The effect on a large thrift such as the Company is that it must change its tax method of accounting for determining its allowable bad debt deduction from the reserve method to the specific charge-off method. Consequently, the bad debt deduction based on a percentage of taxable income or the experience method is no longer allowed for years beginning after December 31, 1995.

                             FLAGSTAR BANCORP, INC.

--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)

The bad debt reserves maintained for tax purposes and accumulated after 1987 are subject to recapture as part of the change. Base year reserves (generally pre-1987 bad debt reserves) will not be recaptured unless the Company, or a successor institution, liquidates, redeems shares or pays a dividend in excess of earnings and profits. The recapture will generally be taken into account ratably over six years beginning with the 1996 tax year. The Company may defer the recapture up to an additional two years if it meets certain residential lending requirements during tax years beginning before January 1, 1998.

Income taxes have been provided for the temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The cumulative amount of this difference at December 31, 1995 was approximately $3.5 million for the Company. As a result of the Jobs Act, the cumulative difference of $3.5 million will be recaptured. Management believes that the Company has met the conditions to defer the recapture of the reserve during 1996 and 1997. The Jobs Act had no effect on the base year reserves of the Company. Consequently, the Company has not provided deferred taxes of approximately $1.4 million on the balance of its tax bad debt reserves as of the 1987 base year.

NOTE 11- EMPLOYEE BENEFITS

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their compensation up to a maximum of $10,000 annually. The Company currently provides a matching contribution up to 3% of an employee's annual compensation up to a maximum of $5,000. The Company's contributions vest at a rate such that an employee is fully vested after seven years of service. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were approximately $866,000, $590,000, and
$594,000, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

NOTE 12 - CONTINGENCIES

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that settlement of such litigation will not have a material effect on the Company's financial condition.

A substantial part of the Company's business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking civil statutory and actual damages and rescission under the federal Truth in Lending Act (the "TILL"), as well as remedies for alleged violations of various state unfair trade practices laws restitution or unjust enrichment in connection with certain mortgage loan transactions.

The Company has a substantial mortgage loan servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders' escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders' contracts with borrowers. Such claims also generally seek actual damages and attorney's fees.

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

While the Company has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

The Company is also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning reporting on internal controls, accounting and operations.

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

The following chart delineates the categories as defined in the FDICIA legislation:

                                                                                    TIER 1                TOTAL
                                                                                     RISK-               RISKED-
                                                                CORE                 BASED                BASED
                                                               CAPITAL              CAPITAL              CAPITAL
                                                         --------------------------------------------------------------
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
                 "Undercapitalized"                      Less than 4.0%       Less than 4.0%       Less than 8.0%
                 "Significantly undercapitalized"        Less than 3.0%       Less than 3.0%       Less than 6.0%

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 13 - REGULATORY MATTERS (CONTINUED)

At December 31, 1998, Company's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 6.54%, 11.83% and 12.93%, respectively. These ratios place the Company in the "well capitalized" category.

The following is a calculation of Company's consolidated regulatory capital (in thousands) at December 31, 1998:

                                                                                                       TIER 1         TOTAL
                                                                                                       RISK-          RISK-
                                                           GAAP         TANGIBLE         CORE          BASED          BASED
                                                          CAPITAL        CAPITAL       CAPITAL        CAPITAL        CAPITAL
                                                       -------------------------------------------------------------------------
                 GAAP CAPITAL, AS REPORTED               $ 163,668        $ 163,668      $163,668      $ 163,668      $163,668
                 NON ALLOWABLE ASSETS:
                   Core deposit premium                                      (3,225)
                   Mortgage servicing value                                 (15,026)      (15,026)       (15,026)      (15,026)
                   Other assets                                                                                           (305)
                 ADDITIONAL CAPITAL ITEMS:
                   Minority interest in subsidiary                           49,548        49,548         49,548        49,548
                   General valuation allowance                                                                          20,000
                                                                        ----------------------------------------------------------
                     Regulatory capital                                     194,965       198,190        198,190       217,885

                 Minimum capital requirement %                                 1.50%         3.00%          4.00%         8.00%
                 Minimum capital requirement $                               45,423        90,942         67,031       134,838
                                                                        ----------------------------------------------------------
                 Regulatory capital - excess                              $ 149,542      $107,248      $ 131,159      $ 83,047
                                                                        ==========================================================


At December 31, 1997, Company's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 5.62%, 11.22% and 11.74%, respectively. Those ratios placed the Company in the "well capitalized" category.

The following is a calculation of Company's consolidated regulatory capital (in thousands) at December 31, 1997:

                                                                                                       TIER 1         TOTAL
                                                                                                       RISK-          RISK-
                                                             GAAP         TANGIBLE        CORE         BASED          BASED
                                                            CAPITAL        CAPITAL       CAPITAL      CAPITAL        CAPITAL
                                                         -----------------------------------------------------------------------
                 GAAP CAPITAL, AS REPORTED                $126,410        $126,410     $126,410      $126,410       $126,410
                 Nonallowable assets:
                 Core deposit premium                                       (4,515)
                 Mortgage servicing value                                  (20,640)     (20,640)      (20,640)       (20,640)
                 Other assets                                                                                           (310)
                 ADDITIONAL CAPITAL ITEMS:
                 General valuation allowance                                                                           5,500
                                                                        --------------------------------------------------------
                 Regulatory capital                                        101,255      105,770       105,770        110,960

                 Minimum capital requirement %                                1.50%        3.00%         4.00%          8.00%
                 Minimum capital requirement $                              28,138       56,412        37,700         75,594
                                                                        --------------------------------------------------------
                 Regulatory capital - excess                              $ 73,117     $ 49,358      $ 68,070       $ 35,366
                                                                        ========================================================

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

NOTE 14 - CONCENTRATIONS OF CREDIT

Properties collateralizing loans receivable are geographically disbursed throughout the United States. As of December 31, 1998, approximately 22.4% of these properties are located in Michigan (measured by principal balance), and another 52.8% are located in the states of California, Colorado, Ohio, Washington, New York, Florida, Texas, Illinois, Oregon, and Utah. No other state contains more than 2% of the properties collateralizing these loans.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 1998 and 1997. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management's estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

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

The following tables set forth the fair value of the Company's financial instruments:

                                                                                          DECEMBER 31,
                                                                               1998                             1997
                                                                     CARRYING           FAIR          CARRYING         FAIR
                                                                      VALUE             VALUE          VALUE          VALUE
                                                                 ----------------------------------------------------------------
                 FINANCIAL INSTRUMENTS:
                    ASSETS:
                 Cash and cash equivalents                       $     75,799      $      75,799      $ 21,928       $ 21,928
                 Mortgage loans available for sale                  1,831,531          1,854,928     1,197,152      1,212,364
                 Loans held for investment                            727,185            730,516       458,107        459,759
                 Other investments                                        500                500           538            538
                 FHLB stock                                            57,837             57,837        40,025         40,025
                   LIABILITIES:
                 Deposits:
                   Demand deposits and savings accounts              (279,018)          (279,018)     (143,613)      (143,613)
                   Certificates of deposit                         (1,644,352)        (1,657,744)     (966,320)      (969,111)
                 FHLB advances                                       (456,019)          (456,973)     (482,378)      (481,723)
                   OFF-BALANCE SHEET ITEMS:
                 Forward delivery contracts                              -               (16,074)          -           (8,028)
                 Commitments to extend credit                            -                13,896           -            5,159
                 NON-FINANCIAL INSTRUMENTS:
                 Unrealized gains on mortgage
                 servicing rights ( see Note 7)                          -                   984           -            8,516

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

                                                                 DECEMBER 31,
                                                              1998          1997
                                                          --------------------------
                                                                 (IN MILLIONS)
                    Forward delivery contracts               $ 1,837        $ 853

                    Commitments to extend credit                 882          624

All of the Company's financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts outstanding at December 31, 1998 or 1997. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments. During, 1998 there were no Treasury future contracts implemented and therefore no gain or loss recorded in 1998. During 1997 and 1996, the Company recorded losses on financial futures amounting to approximately, $128,000 and $90,000, respectively.

Forward Delivery Contracts: Forward delivery contracts are entered into to sell mortgage loans:

FORWARD DELIVERY CONTRACTS

                                                              DECEMBER 31,
                                                            1998        1997
                                                          ---------------------
                                                             (IN MILLIONS)
                  MORTGAGE LOAN TYPE:
                                           Fixed           $ 1,837      $  836
                                           Balloon              -           10
                                           Variable             -            7
                                                          ---------------------
                                               Total       $ 1,837      $  853
                                                          =====================

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

                                                               DECEMBER 31,
                                                               1998    1997
                                                              --------------
                                                               (IN MILLIONS)
                                  Single family mortgage      $621      $499
                                  Other                        261       125
                                                              --------------
                                  Total                       $882      $624
                                                              ==============

                                  Fixed                       $649      $515
                                  Variable                     233       109
                                                              --------------
                                  Total                       $882      $624
                                                              ==============

NOTE 16 - SEGMENT INFORMATION

The Company operations can be segmented into mortgage banking and retail banking. Following is a presentation of financial information by business for the period indicated.

                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------------------------------
                                         RETAIL          MORTGAGE
                                         BANKING         BANKING
                                         OPERATION       OPERATION      ELIMINATIONS      COMBINED
                                        ---------------------------------------------------------------
                                                               (IN THOUSANDS)
     Revenues                           $    35,144      $   137,343       $       -         $   172,487
     Earnings before income taxes            19,994           47,019               -              67,013
     Depreciation and amortization            2,258           37,639               -              39,897
     Capital expenditures                     2,922            5,267               -               8,189
     Identifiable assets                    969,485        2,260,045          (183,085)        3,046,445
     Intersegment income (expense)            6,940           (6,940)              -                 -


                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                        --------------------------------------------------------------
                                        RETAIL         MORTGAGE
                                        BANKING        BANKING
                                        OPERATION      OPERATION      ELIMINATIONS      COMBINED
                                        -------------- -------------- ----------------- --------------
                                                               (IN THOUSANDS)
     Revenues                           $    30,202      $    72,353       $       -         $   102,555
     Earnings before income taxes            19,341           15,696               -              35,037
     Depreciation and amortization            2,021           15,140               -              17,161
     Capital expenditures                       409           15,897               -              16,306
     Identifiable assets                    564,551        1,463,288          (126,755)        1,901,084
     Intersegment income (expense)            8,873           (8,873)              -                 -

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 16 - SEGMENT INFORMATION (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                              --------------------------------------------------------------
                                              RETAIL         MORTGAGE
                                              BANKING        BANKING
                                              OPERATION      OPERATION      ELIMINATIONS      COMBINED
                                              -------------- -------------- ----------------- --------------
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

NOTE 17 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1998 (in thousands):

                                                       EARNINGS               SHARES               PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                   -----------------    --------------------    -----------------
                           Basic earnings                 $ 41,063            13,670                   $ 3.00


                           Effect of options                   -                 505                      -
                                                   -----------------    --------------------    -----------------
                           Diluted earnings               $ 41,063            14,175                   $ 2.90
                                                   =================    ====================    =================


The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1997 (in thousands):

                                                       EARNINGS               SHARES               PER SHARE
                                                     (NUMERATOR)           (DENOMINATOR)             AMOUNT
                                                   -----------------    --------------------    -----------------
                           Basic earnings                 $ 21,772            12,837                  $ 1.70

                           Effect of options                  -                  103                     -
                                                   -----------------    --------------------    -----------------
                           Diluted earnings               $ 21,772            12,940                  $ 1.68
                                                   =================    ====================    =================


The weighted average shares outstanding for computing earnings per share in 1996 was 11,250,000. Because there were no options outstanding in 1996, basic and diluted earnings per share were identical.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 18 - INITIAL PUBLIC OFFERING

STOCK OFFERING

The Company completed an initial public offering in May 1997 of 5,500,000 shares of common stock; including 2,800,000 shares being sold by the shareholders of Flagstar. That sale resulted in proceeds to the Company of $27.2 million.

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS

In 1997, Flagstar's Board of Directors adopted resolutions to implement various stock option and purchase plans and deferred and incentive compensation plans effective upon the completion of the common stock offering.

         STOCK OPTION PLAN

The purpose of the Stock Option Plan ("Option Plan") is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. Additional shares totaling 197,542 are reserved for future issuance by the Company.

The Option Plan is accounted for in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees" and the Company has adopted the disclosure requirements of SFAS No. 123.

No compensation has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, the Company's earnings per share for the year ended December 31, 1998 and 1997 would have been as follows (in thousands, except per share data):

                                                         1998          1997
                                                    ---------------------------
                  Net Earnings
                          As reported                    $41,063       $21,772
                          Pro forma                      $37,391       $19,299

                  Basic earnings per share
                          As reported                      $3.00         $1.70
                          Pro forma                        $2.74         $1.50

                  Diluted earnings per share
                          As reported                      $2.90         $1.68
                          Pro forma                        $2.64         $1.49

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 2%; expected volatility of 31.44% and 39.00%; risk free rate of 5.60% and 7.00%; and expected lives of
3.0 years and 6.0 years.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS (CONTINUED)

The following table summarizes the activity which occurred in the years ended December 31, 1998 and 1997:

                                                                           Weighted Average          Number of
                                                                            Grant Price               Options
                                                                   ---------------------------------------------

                 Options outstanding at January 31, 1997                           $  -                  -


                 Granted                                                             13.00           1,108,300
                 Canceled                                                            13.00              10,500
                                                                   ---------------------------------------------
                 Options outstanding at December 31, 1997                            13.00           1,097,800

                 Granted                                                             21.36              92,658
                 Canceled                                                            13.00              21,000
                                                                   ---------------------------------------------
                 Options outstanding at December 31, 1998                          $ 13.66           1,169,458
                                                                   =============================================

The following information pertains to the stock options issued pursuant to the 1997 Stock Option Plan but not exercised at December 31, 1998:

                           Number of Options          Weighted Average         Weighted Average        Weighted Number
     Grant Price            Outstanding at          Remaining Contractual            Grant              Exercisable at
        Range              December 31, 1998            Life (years)                 Price            December 31, 1998
$         13.00                1,076,800                   5.34                      $  13.00                  -
$ 19.50 - 21.50                   78,658                   5.34                         20.16                  -
$         28.13                   14,000                   5.34                         28.13                  -
                       --------------------------                            ----------------------------------------------
                               1,169,458                                             $  13.66                  -
                       ==========================                            ==============================================


         STOCK PURCHASE PLAN
Under the Employee Stock Purchase Plan ("Purchase Plan"), eligible participants, upon providing evidence of a purchase of Flagstar's common shares from any third party on the open market, receive a payment from Flagstar equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans.

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

NOTE 20--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in 1998 and 1997 (in thousands except earnings per share data).

                                                    1998                                         1997
                                    FOURTH    THIRD     SECOND    FIRST        FOURTH     THIRD      SECOND      FIRST
                                   QUARTER   QUARTER    QUARTER  QUARTER      QUARTER    QUARTER     QUARTER    QUARTER
                                   ----------------------------------------  ---------------------------------------------
Interest income                    $ 57,257   $ 49,618  $ 46,478 $ 37,908      $ 37,965   $ 30,711    $ 28,085  $ 25,991
Interest expense                     39,787     35,985    34,003   27,412        25,437     21,012      18,338    15,246
                                   ----------------------------------------  ---------------------------------------------
Net interest income                  17,470     13,633    12,475   10,496        12,528      9,699       9,747    10,745
Provision for losses                  5,793      4,599     5,618    2,621         1,261      1,416       1,676       662
                                   ----------------------------------------  ---------------------------------------------
Net interest income after
   Provision for losses              11,677      9,034     6,857    7,875        11,267      8,283       8,071    10,083
Loan administration income          (2,704)         84         8       80            53      1,104       1,790     3,180
Net gain on loan sales               37,699     27,008    29,173   16,802        12,506      5,723       3,669     (123)
Net gain on MSR sales                   731        206       999    1,884         1,623      6,990       9,167     9,315
Other non-interest income             2,624      1,423     1,285    1,111         1,927      1,449       1,249       214
Non-interest expense                 33,755     19,650    18,139   15,299        17,284     13,822      15,833    15,565
                                   ----------------------------------------  ---------------------------------------------
Earnings before income taxes         16,272     18,105    20,183   12,453        10,092      9,727       8,113     7,104
Provision for federal
   Income taxes                       3,450      7,800    10,000    4,700         4,176      3,533       2,973     2,583
                                   ----------------------------------------  ---------------------------------------------
Net earnings                        $12,822   $ 10,305  $ 10,183  $ 7,753       $ 5,916    $ 6,194     $ 5,141   $ 4,521
                                   ========================================  =============================================
Basic earnings per share             $ 0.93    $  0.76    $ 0.74   $ 0.57        $ 0.45    $  0.45      $ 0.40    $ 0.40
                                   ========================================  =============================================
Diluted earnings per share           $ 0.90    $  0.73    $ 0.73   $ 0.54        $ 0.44    $  0.44      $ 0.40    $ 0.40
                                   ========================================  =============================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 21--HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto (in thousands).

                             FLAGSTAR BANCORP, INC.
            CONDENSED UNCONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                  DECEMBER 31,
                                                                1998        1997
                                                            ------------------------
     ASSETS
          Cash and cash equivalents                                $ 54       $ 98
          Investment in subsidiaries                            163,799    126,493
          Other assets                                               10         37
                                                            ------------------------
               Total assets                                   $ 163,863  $ 126,628
                                                            ========================
     LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES
          Other liabilities                                        $ 11       $ 11
                                                            ------------------------
               Total liabilities                                     11         11
     STOCKHOLDERS' EQUITY
          Common stock                                              137        137
          Additional paid in capital                             29,988     29,988
          Retained earnings                                     133,727     96,492
                                                            ------------------------
               Total stockholders' equity                       163,852    126,617
                                                            ------------------------
               Total liabilities and stockholders' equity     $ 163,863  $ 126,628
                                                            ========================



                             FLAGSTAR BANCORP, INC.
                 CONDENSED UNCONSOLIDATED STATEMENTS OF EARNINGS

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                   1997       1997      1996
                                                                ---------------------------------
     Income
          Dividends from subsidiaries                             $  3,928     $ 690   $ 1,000
     Expenses
          General and administrative                                   171       104         8
                                                                ---------------------------------
     Earnings before undistributed earnings of subsidiaries          3,757       586       992
     Equity in undistributed earnings of subsidiaries               37,306    21,186    16,031
                                                                ---------------------------------
     Net earnings                                                 $ 41,063  $ 21,772  $ 17,023
                                                                =================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 20--HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                             FLAGSTAR BANCORP, INC.
                CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                             1998          1997          1996
                                                                        --------------------------------------
     OPERATING ACTIVITIES
     Net earnings                                                       $ 41,063       $ 21,772       $ 17,023

     Adjustments to reconcile net earnings to net cash provided by
        Operating activities
          Equity in undistributed earnings                               (37,306)       (21,186)       (15,982)
          Change in other assets                                              27              1             38
          Change in other liabilities                                       --               11             (1)
                                                                        --------------------------------------
               Net cash provided by operating activities                   3,784            598          1,078


     INVESTING ACTIVITIES
     Net increase in investment in subsidiaries                             --          (26,999)          --
                                                                        --------------------------------------
               Net cash used in investment activities                       --          (26,999)          --

     CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                       (3,828)          (820)        (1,000)
        Additional capital provided by initial public offering              --           27,197           --
                                                                        --------------------------------------
               Net cash provided by (used in) financing activities        (3,828)        26,377         (1,000)
     Net (decrease) increase in cash and cash equivalents                    (44)           (24)            78
     Cash and cash equivalents at beginning of period                         98            122             44
                                                                        --------------------------------------
     Cash and cash equivalents at end of period                         $     54       $     98       $    122
                                                                        ======================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Reference is also made to the information appearing in Part I "Executive Officers," which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned "Compensation of Directors", "Executive Compensation and Other Information", "1998 Compensation Committee Report on Executive Compensation", and "Comparison of Cumulative Total Return Among Flagstar Bancorp, Inc., Russell 1000 Index, NASDAQ US Composite, S&P 600 Small Cap Index."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Outstanding Voting Securities."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Compensation of Directors" and "Transactions with Related Parties."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a) The following documents are filed as a part of this report:

 1. The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
         Management's Report
         Independent Auditors' Report
         Consolidated Statements of Financial Condition - December 31, 1998 and
           1997
         Consolidated Statements of Earnings - Years Ended December 31, 1998,
           1997, and 1996
         Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
           1997, and 1997
         Consolidated Statements of Stockholders' Equity - Years Ended December
           31, 1998, 1997, and 1996
         Notes to Consolidated Financial Statements

 2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.
27.      Financial Data Schedule (Edgar filing only).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1998.

                         FLAGSTAR BANCORP, INC.

                     By: /s/ THOMAS J. HAMMOND
                         ----------------------------------
                          Thomas J. Hammond
                           Chairman of the Board
                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

SIGNATURE                                    TITLE
------------------------------------------------------------------------------------
By:  /s/ THOMAS J. HAMMOND              Chairman of the Board
      ----------------------------      and Chief Executive Officer
         Thomas J. Hammond

By:  /s/ MARK T. HAMMOND                Vice Chairman of the Board
     -------------------------------    and President
         Mark T. Hammond

By:  /s/ MICHAEL W. CARRIE              Director, Executive Vice President and Chief
     --------------------------------   Financial Officer (Principal Financial and
         Michael W. Carrie              Accounting Officer)

By:  /s/ JOAN H. ANDERSON               Executive Vice President
     ---------------------------------  and Director
         Joan H. Anderson

By:  /s/ JAMES D. COLEMAN               Director
     ---------------------------------
         James D. Coleman

By:  /s/ RICHARD S. ELSEA               Director
     ---------------------------------
         Richard S. Elsea

By:  /s/ C. MICHAEL KOJAIAN             Director
     ---------------------------------
         C. Michael Kojaian

By:  /s/ JAMES D. ISBISTER              Director
     ---------------------------------
         James D. Isbister

By:  /s/ JOHN R. KERSTEN                Director
     ---------------------------------
         John R. Kersten

EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION
  ---                        -----------

1        The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
         Management's Report
         Independent Auditors' Report
         Consolidated Statements of Financial Condition - December 31, 1998 and 1997
         Consolidated Statements of Earnings - Years Ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996
         Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997, and 1996
         Notes to Consolidated Financial Statements
27.      Financial Data Schedule (Edgar filing only).