Form 10-Q
period 1999-03-31
FLAGSTAR BANCORP INC
filed 1999-05-13
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:           0-22353
                    -----------------------



                             FLAGSTAR BANCORP, INC.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                     38-3150651
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN          48302-0953
 -----------------------------------------------          ----------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                    ---------------



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

         As of May 12, 1999, 13,670,000 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

         Consolidated Statements of Financial Condition - March 31, 1999 (unaudited) and December 31, 1998.

         Unaudited Consolidated Statements of Earnings - For the three months ended March 31, 1999 and 1998.

         Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 1999 and 1998.

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

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          AT MARCH 31,        AT DECEMBER 31,
ASSETS                                                                       1999                   1998
                                                                       --------------------------------------
                                                                          (unaudited)

Cash and cash equivalents                                                 $    56,532            $    75,799

  Loans receivable
    Mortgage loans available for sale                                       2,626,141              1,831,531
    Loans held for investment                                                 625,636                747,185
    Less: allowance for losses                                                (21,500)               (20,000)
                                                                          -----------            -----------
Loans receivable, net                                                       3,230,277              2,558,716
Federal Home Loan Bank stock                                                   57,838                 57,837
Other investments                                                                  --                    500
                                                                          -----------            -----------
Total earning assets                                                        3,288,115              2,617,053
Accrued interest receivable                                                    21,137                 24,812
Repossessed assets                                                             24,049                 22,966
Premises and equipment                                                         33,657                 31,124
Mortgage servicing rights                                                     137,222                150,258
Other assets                                                                  105,111                124,433
                                                                          -----------            -----------
            Total assets                                                  $ 3,665,823            $ 3,046,445
                                                                          ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                          $ 2,038,397            $ 1,923,370
Federal Home Loan Bank advances                                             1,001,394                456,019
                                                                          -----------            -----------
Total interest bearing liabilities                                          3,039,791              2,379,389
Accrued interest payable                                                       16,704                 16,659
Undisbursed payments on
   loans serviced for others                                                  114,304                184,498
Escrow accounts                                                               114,376                104,455
Liability for checks issued                                                    74,253                 65,634
Federal income taxes payable                                                   45,896                 49,265
Other liabilities                                                              86,378                 82,693
                                                                          -----------            -----------
         Total liabilities                                                  3,491,702              2,882,593

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized,
   13,670,000 shares issued at March 31, 1999 and
   December 31, 1998                                                              137                    137
Additional paid in capital                                                     29,988                 29,988
Retained earnings                                                             143,996                133,727
                                                                          -----------            -----------
         Total stockholders' equity                                           174,121                163,852
                                                                          -----------            -----------
    Total liabilities and stockholders' equity                            $ 3,665,823            $ 3,046,445
                                                                          ===========            ===========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1999                 1998
                                                                            ------------          ----------
INTEREST INCOME
Loans                                                                         $51,233             $37,085
Other                                                                           1,196                 823
                                                                              -------             -------
    Total                                                                      52,429              37,908
INTEREST EXPENSE
Deposits                                                                       26,782              16,729
FHLB advances                                                                   9,436               9,722
Other                                                                           2,004                 961
                                                                              -------             -------
    Total                                                                      38,222              27,412
                                                                              -------             -------

Net interest income                                                            14,207              10,496
Provision for losses                                                            2,073               2,621
                                                                              -------             -------

Net interest income after provision for losses                                 12,134               7,875

NON-INTEREST INCOME
Loan administration                                                             3,151                  80
Net gain on loan sales                                                         19,208              16,802
Net gain on sales of mortgage servicing rights                                  1,884
                                                                                                      695
Other fees and charges                                                          3,242               1,111
                                                                              -------             -------

    Total                                                                      26,296              19,877
NON-INTEREST EXPENSE
Compensation and benefits                                                       9,411               4,263
Occupancy and equipment                                                         4,562               3,732
General and administrative                                                      6,963               7,304
                                                                              -------             -------

    Total                                                                      20,936              15,299
                                                                              -------             -------

Earnings before federal income taxes                                           17,494              12,453
Provision for federal income taxes                                              6,131               4,700
                                                                              -------             -------
NET EARNINGS                                                                  $11,363             $ 7,753
                                                                              =======             =======

EARNINGS PER SHARE - BASIC                                                    $  0.83             $  0.57
                                                                              =======             =======

EARNINGS PER SHARE - DILUTED                                                  $  0.80             $  0.54
                                                                              =======             =======





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                    1999                       1998
                                                                                                  -------------         ------------
OPERATING ACTIVITIES
    Net earnings                                                                                     $    11,363        $     7,753
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                                 1,819              2,621
      Depreciation and amortization                                                                        8,290              7,136
      Net gain on the sale of assets                                                                        (193)              (208)
      Net gain on loan sales                                                                             (19,208)           (16,802)
      Gain on sales of mortgage servicing rights                                                            (644)            (1,883)
      Proceeds from sales of loans available for sale                                                  3,990,131          3,146,811
      Originations and repurchases of loans available for sale, net of principal repayments           (4,771,111)        (3,548,112)
      Increase in accrued interest receivable                                                              3,674             (3,423)
      (Increase) decrease in other assets                                                                 18,999            (15,708)
      Increase in accrued interest payable                                                                    45                218
      Increase in the liability for checks issued                                                          8,618             24,033
      Decrease in current federal income taxes payable                                                   (15,346)           (12,098)
      Provision for deferred federal income taxes payable                                                 11,977             16,813
      Increase in other liabilities                                                                        3,684             54,027
                                                                                                     -----------        -----------
          Net cash used in operating activities                                                         (747,902)          (338,822)
INVESTING ACTIVITIES
      Maturity of other investments                                                                          500                  1
      Originations of loans held for investment, net of principal repayments                             121,549           (198,192)
      Purchase of Federal Home Loan Bank Stock                                                                --             (5,000)
      Proceeds from the disposition of repossessed assets                                                  4,369              3,706
      Acquisitions of premises and equipment                                                              (4,135)            (2,019)
      Increase in mortgage servicing rights                                                              (53,779)           (39,677)
      Proceeds from the sale of mortgage servicing rights                                                 61,094             34,956
                                                                                                     -----------        -----------
          Net cash used in investing activities                                                          129,598           (206,225)
FINANCING ACTIVITIES
      Net increase in deposit accounts                                                                   115,028            257,342
      Net increase in Federal Home Loan Bank advances                                                    545,375            238,732
      Net receipt (disbursement) of payments of loans serviced for others                                (70,193)            44,481
      Net receipt  of escrow payments                                                                      9,921             32,357
      Dividends paid to stockholders                                                                      (1,094)              (820)
                                                                                                     -----------        -----------
          Net cash provided by financing activities                                                      599,037            572,092
                                                                                                     -----------        -----------
Net increase (decrease) in cash and cash equivalents                                                     (19,267)            27,045
Beginning cash and cash equivalents                                                                       75,799             21,928
                                                                                                     -----------        -----------
Ending cash and cash equivalents                                                                     $    56,532        $    48,973
                                                                                                     ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                                             $     5,259        $     2,003
                                                                                                     ===========        ===========
      Total interest payments made on deposits and other borrowings                                  $    38,177        $    26,711
                                                                                                     ===========        ===========
      Federal income taxes paid                                                                      $     9,500        $    12,000
                                                                                                     ===========        ===========
      Loans held for sale transferred to loans held for investment                                   $        --        $   110,671
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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 3.  SALE OF PREFERRED SECURITIES

On April 29, 1999, Flagstar Trust ("Trust") sold 2.99 million shares of its $25 liquidation value, 9.50%, cumulative preferred securities in a public offering. The shares began trading on April 27, 1999 on the Nasdaq Stock Market under the symbol "FLGSO".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            SELECTED FINANCIAL RATIOS

                                                                          For the quarter ended
                                                                     March 31,             March 31,
                                                                        1999                 1998
                                                                  -----------------    ----------------
                                                                               (Unaudited)
                                                                   (in thousands, except per share data)
                   Return on average assets                                 1.37%               1.37%
                   Return on average equity                                26.99%              24.05%
                   Efficiency ratio                                         51.7%               41.0%

                   Average equity/assets ratio                              5.06%               5.70%

                   Mortgage loans originated                         $ 4,794,633         $ 3,631,328
                   Mortgage loans sold                               $ 3,919,993         $ 3,088,417

                   Interest rate spread                                     1.79%               1.62%
                   Net interest margin                                      1.99%               2.19%

                   Charge-offs to average loans                              .08%                .22%


                                                                     March 31,           December 31,
                                                                       1999                  1998
                                                                 -----------------    ------------------

                   Equity-to-assets ratio                                   4.75%               5.38%
                   Core capital ratio (1)                                   5.85%               6.54%
                   Total risk-based capital ratio (1)                      12.38%              12.93%

                   Book value per share                             $      12.74          $    11.98

                   Mortgage loans serviced for others               $ 10,511,935         $11,472,211
                   Value of mortgage servicing rights                       1.31%               1.31%

                   Allowance for losses to problem loans                    57.5%              53.78%
                   Allowance for losses to total loans                      0.67%               0.78%
                   Non performing assets to total assets                    1.68%               1.97%

                   Number of  bank branches                                   30                  28
                   Number of loan origination centers                         35                  31
                   Number of correspondent offices                            15                  15
                   Number of employees                                     1,899               1,675

-----------------------
(1) These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended March 31, 1999 were $11.4 million ( $.80 per share-diluted ), a $3.6 million increase from the $7.8 million ( $.54 per share-diluted ) reported in 1998. The increase resulted from a $3.7 million increase in net interest income, a $6.4 million increase in non-interest income, and a $0.5 million decrease in the provision for losses, offset by a $5.6 million increase in operating expenses, and a $1.4 million increase in the provision for federal income taxes.

NET INTEREST INCOME

Net interest income increased $3.7 million, or 35.2%, to $14.2 million for the three months ended March 31, 1999, from $10.5 million for the comparable 1998 period. This increase was due to a $864.4 million increase in average interest-earning assets between the comparable periods, offset by a $922.2 million increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company's interest rate spread increased from 1.62% in the 1998 period to 1.79% for the three months ended March 31, 1999. The increased spread, offset in part by a $57.8 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin by 0.20% to 1.99% for the three months ended March 31, 1999 from 2.19% for the comparable 1998 period.

AVERAGE YIELDS EARNED AND RATES PAID

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

TABLE 1
AVERAGE YIELDS EARNED AND RATES PAID

                                                                   Quarter Ended March 31,
                                     ------------------------------------------------------------------------------------
                                                     1999                                        1998
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     -------------- ------------ ---------- -- ---------------- ------------- -----------
INTEREST-EARNING ASSETS:                                               ( In Millions )
Loans receivable, net                $ 2,839,532     $ 51,233     7.32%         $ 1,994,820      $ 37,085      7.44%
FHLB stock                                57,838        1,141     8.00               40,900           807      8.00
Other                                      3,962           55     5.55                1,184            17      5.41
                                     -----------     --------                   -----------      --------
Total                                  2,901,332     $ 52,429     7.33%           2,036,904      $ 37,909      7.44%
Other assets                             425,177                                    226,969
                                     -----------                                -----------
Total assets                         $ 3,326,509                                $ 2,263,873
                                     ===========                                ===========

INTEREST-BEARING LIABILITIES:

Deposits                             $ 1,997,876     $ 26,782     5.44%         $ 1,189,422      $ 16,729      5.70%
FHLB advances                            697,890        9,436     5.48              661,133         9,722      5.96
Other                                    102,652        2,004     7.92               25,671           961      7.55
                                     -----------     --------                   -----------      --------
Total interest-bearing liabilities     2,798,418     $ 38,222     5.54%           1,876,226      $ 27,412      5.82%
Other liabilities                        359,681                                    258,704
  Stockholders equity                    168,410                                    128,943
                                     -----------                                -----------
Total liabilities and
        Stockholders equity          $ 3,326,509                                $ 2,263,873
                                     ===========                                ===========
Net interest-earning assets          $   102,914                                $   160,678
                                     ===========                                ===========
                                                     --------                                    --------
Net interest income                                  $ 14,207                                    $ 10,497
                                                     ========                                    ========
                                                                  ----                                         -----
Interest rate spread                                              1.79%                                        1.62%
                                                                  ====                                         ====
Net interest margin                                               1.99%                                        2.19%
                                                                  ====                                         ====
Ratio of average interest-
Earning assets to
Interest-bearing liabilities                                      104%                                         109%
                                                                 ====                                          ===

RATE/VOLUME ANALYSIS

Table 2 presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Tables 1. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

TABLE 2

                                                                  Three months ended March 31,
                                                            -----------------------------------------
                                                                        1999 versus 1998
                                                                  Increase (Decrease) due to:
                                                                Rate          Volume        Total
                                                            -------------- ------------- ------------
                                                                          (In Thousands)
                 INTEREST INCOME:
                 Loans receivable, net                       ($ 3,371)      $ 17,520      $14,149
                 FHLB stock                                        (1)           335          334
                 Other                                              9             29           38
                                                              --------      --------      -------
                 Total                                       ($  3,363)     $ 17,884      $14,521
                 INTEREST EXPENSE:
                 Deposits                                    ($  5,344)     $ 15,397      $10,053
                 FHLB advances                                  (3,352)        3,066         (286)
                 Other                                          (7,457)        8,500        1,043
                                                              --------      --------      -------
                 Total                                       ($ 16,153)     $ 26,963      $10,810
                                                              --------      --------      -------
                 Net change in net interest income            $ 12,790     ($  9,079)     $ 3,711
                                                              ========      ========      =======

PROVISION FOR LOSSES

The provision for losses decreased to $2.0 million for the three months ended March 31, 1999 from $2.6 million recorded during the same period in 1998. This loss provision increased the level of the general allowance for losses to $21.5 million. The allowance now stands at 0.67% of loans and 57.5% of non performing loans. The allowance stood at 0.78% of loans and 53.8% of non performing loans at December 31, 1998.

Non-performing loans stood at $37.4 million at March 31, 1999, up slightly from $37.2 at December 31, 1998, an increase of 0.01%. Net charge-offs were an annualized 0.08% of average loans outstanding during the three months ended March 31, 1999.

NON-INTEREST INCOME

During the three months ended March 31, 1999, non-interest income increased $6.4 million, or 32.2%, to $26.3 million versus the $19.9 million recorded during the three months ended March 31, 1998. This increase was attributable to an increase in loan administration fees, an increase in net gain on loan sales, an increase in other fees and charges, offset by a decrease in net gain on the sales of mortgage servicing rights.

     LOAN ADMINISTRATION

Loan administration fee income increased to $3.1 million during the three months ended March 31, 1999, from $80 thousand in the comparable 1998 period. This increase resulted primarily from a decrease in the amortization of mortgage servicing rights caused by a general slow down in the rate of prepayment on the underlying mortgage loans. Fee income before the amortization of servicing rights actually increased $4.1 million for the three months ended March 31, 1999, to $9.5 million but was offset by a $1.0 million increase in amortization. At March 31, 1999, the unpaid principal balance of loans serviced for others was $10.5 billion versus $6.5 billion serviced at March 31, 1998 and $11.5 billion serviced at December 31, 1998. At March 31, 1999 the weighted average servicing fee on loans serviced for others was 0.279% (i.e., 27.9 basis points).

     NET GAIN ON LOAN SALES

For the three months ended March 31, 1999, net gain on loan sales increased $2.4 million, to $19.2 million, from $16.8 million in the 1998 period. The 1999 period reflects the sale of $3.9 billion in loans versus $3.1 billion sold in the 1998 period. The falling interest rate environment in the 1998 period resulted in a larger profit margin (54 bps. versus 49 bps.) but the more stable interest rate environment and the increased mortgage loan origination volume ($4.8 billion in the 1999 period versus $3.6 billion in the 1998 period) in the 1999 period accounted for the net increase in revenue.

     NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended March 31, 1999, the net gain on the sale of mortgage servicing rights decreased $1.2 million to $695,000 from $1.9 million for the same period in 1998. The 1999 gain on sale of mortgage servicing rights included the bulk sale of FNMA / FHLMC servicing rights totaling $4.2 billion which were sold with a gain of only $49,000 and bulk servicing sales of $126.2 million of GNMA servicing rights which generated a $342,000 gain. In 1998 the servicing rights sale included $2.3 billion of newly originated servicing rights which were capitalized at a level which generated a larger book value to market value gain than in 1999.

Additionally the Company sold $23.1 million and $337.8 million in loans on a servicing released basis during the 1999 and 1998 periods, respectively.

     OTHER FEES AND CHARGES

During the three months ended March 31, 1999, the Company recorded $3.2 million in other fees and charges. In the comparable 1998 period, the Company recorded $1.1 million. The collection and recording of these types of fees are dependent on the amount of deposit accounts, the number of certain types of loans closed with fees that are not deferred and the collection of any miscellaneous fee revenue.

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

                                                                                 Quarter ended
                                                                                   March 31,
                                                                            1998              1998
                                                                        -------------     ------------
                                                                               (In thousands)
                 Compensation and benefits                              $ 15,700            $ 12,340
                 Commissions                                               6,748               5,906
                 Occupancy and equipment                                   4,562               3,732
                 Advertising                                                 853                 282
                 Core deposit amortization                                   323                 323
                 Federal insurance premium                                   300                 165
                 General and administrative                               10,419               9,993
                                                                        --------             -------
                 Total                                                    38,905              32,743
                 Less: capitalized direct costs of loan closings         (17,969)            (17,443)
                                                                        --------             -------
                 Total, net                                             $ 20,936             $15,300
                                                                        ========             =======
                 Efficiency ratio                                           51.7%               41.0%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $6.2 million, or 19.0%, to $38.9 million during the three months ended March 31, 1999, from $32.7 million for the comparable 1998 period. These increased costs are primarily attributable to the $1.2 billion increase (33%) in mortgage loans originated during the comparable periods. The largest change occurred in the amount of compensation and benefits paid but there was an increase reported in every category.

The increased commission expense of $0.8 million and the $0.4 million increase in general and administration expense was attributable for the most part to the increased mortgage loan production levels.

The increased compensation and benefits costs were attributable to the additional 569 employees at the 1999 period. These employees were utilized in the eight new bank branches and five new retail loan centers operated in the 1999 quarter versus the comparable 1998 period. These new employees and branches and loan centers accounted for the $0.9 million increase in occupancy and equipment cost during the comparable periods.

The increased deposit insurance costs and the increased advertising costs are a direct result of the expansion in the retail banking operation of the Company.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 30 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 35 loan origination centers located in Michigan, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operations.

TABLE 4
RETAIL BANKING OPERATIONS

                                                        At or for the quarter ended March 31,
                                                            1999                    1998
                                                    --------------------    ------------------
                                                                   (In thousands)
                 Revenues                            $   13,713              $    6,478
                 Earnings before taxes                    9,694                   4,015
                 Identifiable assets                  1,138,423                 696,374


TABLE 5
MORTGAGE BANKING OPERATIONS

                                                        At or for the quarter ended March 31,
                                                            1999                     1998
                                                    --------------------     -----------------
                                                                   (In thousands)
                 Revenues                            $   26,790              $   23,896
                 Earnings before taxes                    7,800                   8,438
                 Identifiable assets                  3,014,558               1,981,213


FINANCIAL CONDITION

     ASSETS

The Company's assets totaled $3.7 billion at March 31, 1999, an increase of $619.4 million, or 20.3%, as compared to $3.0 billion at December 31, 1998. This increase was primarily due to an increase in mortgage loans available for sale offset by decreases in loans held for investment, mortgage servicing rights, and other assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased from $75.8 million at December 31, 1998 to $56.5 million at March 31, 1999.

LOANS RECEIVABLE, NET

Loans receivable, net increased $671.6 million, from $2.6 billion at December 31, 1998 to $3.2 billion at March 31, 1999.

Mortgage loans available for sale increased $794.6 million, or 43.4%, to $2.6 billion at March 31, 1999, from $1.8 billion at December 31, 1998. This increase is attributable to the Company's ability and management's decision to hold a larger portion of its mortgage loan production for a longer period until it is subsequently sold into the secondary market. The increased mortgage production also has contributed to the larger warehouse of mortgage loans.

Loans held for investment decreased $121.6 million, or 16.3%, from $747.2 million at December 31, 1998 to $625.6 million at March 31, 1999. This decrease is primarily attributable to a $107.9 million decrease in the amount of warehouse lending lines of credit outstanding. These lines of credit are used by other mortgage lenders to facilitate the closing of mortgage loans. Warehouse lines utilized at March 31, 1999 totaled $128.1 million versus $235.7 million at December 31, 1998.

ALLOWANCE FOR LOSSES

The allowance for losses totaled $21.5 million at March 31, 1999, an increase of $1.5 million, or 7.5%, from $20.0 million at December 31, 1998. The allowance for losses as a percentage of non-performing loans was 57.5% and 53.8% at March 31, 1999 and December 31, 1998, respectively. The Company's non-performing loans totaled $37.4 million and $37.2 million at March 31, 1999 and December 31, 1998, respectively. The allowance for losses as a percentage of total loans, was 0.67% and 0.78% at March 31, 1999 and December 31, 1998, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the three months ended March 31, 1999, non-performing assets increased $0.2 million, or .54%, and management increased the allowance for losses $1.5 million, creating an 7.6% decrease in net non-performing assets.

FHLB STOCK

Holdings of FHLB stock remained unchanged at $57.8 million at March 31, 1999. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased from $24.8 million at December 31, 1998 to $21.1 million at March 31, 1999. This small change is deemed immaterial.

REPOSSESSED ASSETS

Repossessed assets increased from $23.0 million at December 31, 1998 to $24.0 million at March 31, 1999 as the Company's non-performing loans were foreclosed upon by the Bank. This 4.3% increase is deemed immaterial.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $137.2 million at March 31, 1999, a decrease of $13.1 million, or 8.7%, from $150.3 million at December 31, 1998. During the three months ended March 31, 1999, the Company capitalized $56.4 million, amortized $6.4 million, and sold $63.1 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $10.5 billion at March 31, 1999 versus $11.5 billion at December 31, 1998. The capitalized value of the mortgage servicing rights was 1.31% and 1.31% of the underlying principal balance at March 31, 1999 and December 31, 1998, respectively.

OTHER ASSETS

Other assets decreased $19.3 million, or 15.5%, to $105.1 million at March 31, 1999, from $124.4 million at December 31, 1998. The majority of this decrease was attributable to the receivables recorded in conjunction with the sale of mortgage servicing rights completed on December 31, 1998. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date. A portion of the receivables recorded at December 31, 1998 have been received by the Company.

     LIABILITIES

The Company's total liabilities increased $609.1 million, or 21.1%, to $3.5 billion at March 31, 1999, from $2.9 billion at December 31, 1998. This increase was attributable to increases in deposits, Federal Home Loan Bank advances, escrow accounts, and liabilities for checks issued, offset by decreases in undisbursed payments on loans serviced for others.

DEPOSIT ACCOUNTS

Deposit accounts increased $115.0 million, or 6.0%, to $2.0 billion at March 31, 1999, from $1.9 billion at December 31, 1998. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 28 at December 31, 1998 to 30 at March 31, 1999. The bank branches have generated $171.4 million in new deposits, an annualized 20.7% growth rate, since December 31, 1998.

At March 31, 1999, the Company's certificates of deposit totaled $1.7 billion, or 85.0% of total deposits. These certificates carry an average balance of $51,436 and a weighted average cost of 5.66%. Approximately $1.0 billion of the certificates of deposit were brokered deposits or deposits garnered through the secondary markets and carried a weighted average cost of 5.57%.

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances increased $545.4 million, or 119.6%, to $1.0 billion at March 31, 1999, from $456.0 million at December 31, 1998. The Company relies upon such advances as a source of funding for the origination or purchase of mortgage loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

ACCRUED INTEREST PAYABLE

Accrued interest payable remained unchanged from $16.7 million reported at December 31, 1998. The Company typically pays interest on a one month lag.

UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others decreased $70.2 million, or 38.0%, to $114.3 million at March 31, 1999, from $184.5 million at December 31, 1998. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

This decrease resulted primarily from a slow down in the rate of prepayment on the underlying mortgage loans serviced for others.

ESCROW ACCOUNTS

Customer escrow accounts increased $9.9 million, or 9.5%, to $114.4 million at March 31, 1999, from $104.5 million at December 31, 1998. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $8.7 million, or 13.3%, to $74.3 million at March 31, 1999, from $65.6 million at December 31, 1998. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and decreasing during a time when loan origination volume is down.

FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable decreased $3.4 million, or 6.9%, to $45.9 million at March 31, 1999, from $49.3 million at December 31, 1998. This decrease is attributable to payment of $9.5 million in current taxes and the increase in the tax liability for the first quarter income of $6.1 million.

OTHER LIABILITIES

Other liabilities increased $3.7 million, or 4.5%, to $86.4 million at March 31, 1999, from $82.7 million at December 31, 1998. This increase is attributable to increases in accrued accounts payable relating to compensation and mortgage loan production.

                         LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business other than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 13.02% for the month ended March 31, 1999.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended March 31, 1999 totaled $4.0 billion, an increase of $0.9 billion, or 29.0% from $3.1 billion sold during the same period in 1998. This increase in mortgage loan sales was attributable to the 33% increase in mortgage loan originations. The Company sold 83.3% and 86.1% of its mortgage loan originations during the three month periods ended March 31, 1999 and 1998, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $1.0 billion outstanding at March 31, 1999. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.3 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 1999, the Company had outstanding rate-lock commitments to lend $459.7 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $17.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 1999, the Company had outstanding commitments to sell $2.1 billion of mortgage loans. These commitments will be funded within 90 days. The Company has issued warehouse lines of credit to various mortgage companies totaling $412.8 million, of which $128.1 million was advanced at March 31, 1999. The Company also has other unused commercial and consumer lines of credit totaling $35.9 million at March 31, 1999.

     CAPITAL RESOURCES

At March 31, 1999, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

     YEAR 2000

As with other companies, many of the Company's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. Many of the systems utilized by the Company are vendor-supplied, and these vendors have provided the Company with a certification of compliance. The Company began reviewing its year 2000 conversion needs mid-1996 and has utilized two project committees to monitor the status of these conversions. A comprehensive review to identify the systems affected by this issue was completed and an implementation plan was compiled and was executed. The Company has not spent any significant amounts with outside contractors relative to the completion of these tasks. Therefore, costs did not represent any material incremental costs, but rather has represented the redeployment of existing technology resources. The Company presently believes that all year 2000 compliance issues have been resolved. Additionally, the Company believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

ITEM 3.  MARKET RISK

Management believes there has been no material change in either interest rate risk or market risk since December 31, 1998.

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


                                    FLAGSTAR BANCORP, INC.



Date:    May 12, 1999               /S/ Thomas J. Hammond
                                    ---------------------
                                    Thomas J. Hammond
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)




                                    /S/ Michael W. Carrie
                                    ---------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
EX    11                       Computation of Net Earnings per Share

EX    27                       Financial Data Schedule