Form 10-Q
period 1999-06-30
FLAGSTAR BANCORP INC
filed 1999-08-13
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:      0-22353
                     -----------------



                             FLAGSTAR BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              MICHIGAN                                           38-3150651
              --------                                           ----------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN                     48302-0953
 -----------------------------------------------                     ----------
     (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
                                                     ---------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past sixty days. Yes  X  No     .
                                                 ---    ---

         As of the July 30, 1999 record date, 13,687,833 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

         Consolidated Statements of Financial Condition - June 30, 1999 (unaudited) and December 31, 1998.

         Unaudited Consolidated Statements of Earnings - For the three and six months ended June 30, 1999 and 1998.

         Unaudited Consolidated Statements of Cash Flows - For the six months ended June 30, 1999 and 1998.

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

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)



                                                                    AT JUNE 30,            AT DECEMBER 31,
ASSETS                                                                 1999                    1998
                                                               ---------------------------------------------
                                                                     (unaudited)

Cash and cash equivalents                                        $    73,097              $    75,799

  Loans receivable
    Mortgage loans available for sale                              2,399,217                1,831,531
    Loans held for investment                                        893,194                  747,185
    Less: allowance for losses                                       (21,500)                 (20,000)
                                                                 -----------              -----------
Loans receivable, net                                              3,270,911                2,558,716
Federal Home Loan Bank stock                                          59,050                   57,837
Other investments                                                       --                        500
                                                                 -----------              -----------
Total earning assets                                               3,329,961                2,617,053
Accrued interest receivable                                           22,283                   24,812
Repossessed assets                                                    23,279                   22,966
Premises and equipment                                                35,807                   31,124
Mortgage servicing rights                                            151,004                  150,258
Other assets                                                         113,850                  124,433
                                                                 ===========              ===========
            Total assets                                         $ 3,749,281              $ 3,046,445
                                                                 ===========              ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                 $ 2,146,357              $ 1,923,370
Federal Home Loan Bank advances                                      897,977                  456,019
Long term debt                                                        74,750                     --
                                                                 -----------              -----------
Total interest bearing liabilities                                 3,119,084                2,379,389
Accrued interest payable                                              17,906                   16,659
Undisbursed payments on
   loans serviced for others                                          96,969                  184,498
Escrow accounts                                                      138,336                  104,455
Liability for checks issued                                           70,442                   65,634
Federal income taxes payable                                          42,239                   49,265
Other liabilities                                                     79,397                   82,693
                                                                 -----------              -----------
         Total liabilities                                         3,564,373                2,882,593

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized, 13,685,000 and
   13,670,000 shares issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively                     137                      137
Additional paid in capital                                            30,170                   29,988
Retained earnings                                                    154,601                  133,727
                                                                 -----------              -----------
         Total stockholders' equity                                  184,908                  163,852
                                                                 ===========              ===========
    Total liabilities and stockholders' equity                   $ 3,749,281              $ 3,046,445
                                                                 ===========              ===========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)



                                                            FOR THE QUARTER ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                                             1999               1998                 1999                1998
                                                        ---------------    ---------------      ---------------      --------------
INTEREST INCOME
Loans                                                      $ 57,441             $ 45,418             $108,674             $ 82,503
Other                                                         1,222                1,060                2,418                1,883
                                                           --------             --------             --------             --------
    Total                                                    58,663               46,478              111,092               84,386
INTEREST EXPENSE
Deposits                                                     28,396               19,514               55,178               36,243
FHLB advances                                                10,515               12,770               19,951               22,492
Other                                                         2,911                1,719                4,915                2,680
                                                           --------             --------             --------             --------

    Total                                                    41,822               34,003               80,044               61,415
                                                           --------             --------             --------             --------
Net interest income                                          16,841               12,475               31,048               22,971
Provision for losses                                            972                5,618                3,045                8,239
                                                           --------             --------             --------             --------
Net interest income after provision for losses               15,869                6,857               28,003               14,732

NON-INTEREST INCOME
Loan administration                                           7,519                    8               10,670                   88
Net gain on loan sales                                       11,748               29,173               30,956               45,975
Net gain on sales of mortgage servicing rights                  227                  999                  922                2,883
Other fees and charges                                        3,064                1,285                6,306                2,396
                                                           --------             --------             --------             --------
    Total                                                    22,558               31,465               48,854               51,342
NON-INTEREST EXPENSE
Compensation and benefits                                     9,736                6,304               19,147               10,567
Occupancy and equipment                                       5,223                4,347                9,785                8,079
General and administrative                                    5,426                7,488               12,389               14,792
                                                           --------             --------             --------             --------
    Total                                                    20,385               18,139               41,321               33,438
                                                           --------             --------             --------             --------
Earnings before federal income taxes                         18,042               20,183               35,536               32,636
Provision for federal income taxes                            6,343               10,000               12,474               14,700
                                                           ========             ========             ========             ========
NET EARNINGS                                               $ 11,699             $ 10,183             $ 23,062             $ 17,936
                                                           ========             ========             ========             ========

EARNINGS PER SHARE - BASIC                                 $   0.86             $   0.74             $   1.69             $   1.31
                                                           ========             ========             ========             ========

EARNINGS PER SHARE - DILUTED                               $   0.83             $   0.73             $   1.63             $   1.27
                                                           ========             ========             ========             ========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                               JUNE 30,
                                                                                                       1999               1998
                                                                                                  ---------------------------------
OPERATING ACTIVITIES
  Net earnings                                                                                    $    23,062          $    17,936
  Adjustments to reconcile net earnings to net cash used in operating activities
    Provision for losses                                                                                3,045                8,239
    Depreciation and amortization                                                                      11,842               15,401
    Net gain on the sale of assets                                                                       (174)                (486)
    Net gain on loan sales                                                                            (30,956)             (45,975)
    Gain on sales of mortgage servicing rights                                                           (922)              (2,883)
    Proceeds from sales of loans available for sale                                                 8,265,243            7,654,161
    Originations and repurchases of loans available for sale, net of principal repayments          (8,813,466)          (8,007,193)
    Decrease (increase) in accrued interest receivable                                                  2,528               (8,889)
    Decrease (increase) in other assets                                                                 9,926               (7,344)
    Increase in accrued interest payable                                                                1,247                  725
    Increase in liability for checks issued                                                             4,807               31,235
    Decrease in current federal income taxes payable                                                  (19,003)              (2,105)
    Provision for deferred federal income taxes payable                                                11,977               16,813
    (Decrease) increase in other liabilities                                                           (3,296)              67,141
                                                                                                  -----------          -----------
        Net cash used in operating activities                                                        (534,140)            (263,224)
INVESTING ACTIVITIES
    Maturity of other investments                                                                         500                    2
    Originations of loans held for investment, net of principal repayments                           (146,009)            (206,852)
    Purchase of Federal Home Loan Bank stock                                                           (1,213)             (12,475)
    Proceeds from the disposition of repossessed assets                                                 9,825                7,175
    Acquisitions of premises and equipment                                                             (8,056)              (3,464)
    Increase in mortgage servicing rights                                                            (117,810)             (99,140)
    Proceeds from the sale of mortgage servicing rights                                               110,159               35,883
                                                                                                  -----------          -----------
        Net cash used in investing activities                                                        (152,604)            (278,871)
FINANCING ACTIVITIES
    Net increase in deposit accounts                                                                  222,987              264,932
    Net increase in Federal Home Loan Bank advances                                                   441,957              219,122
    Issuance of Junior Subordinated Debentures                                                         74,750                 --
    Net (disbursement) receipt of payments of loans serviced for others                               (87,528)              17,037
    Net receipt of escrow payments                                                                     33,881               41,136
    Net proceeds from the exercise of common stock options                                                182                 --
    Dividends paid to stockholders                                                                     (2,187)              (1,777)
                                                                                                  -----------          -----------
        Net cash provided by financing activities                                                     684,042              540,450
                                                                                                  -----------          -----------
Net decrease in cash and cash equivalents                                                              (2,702)              (1,645)
Beginning cash and cash equivalents                                                                    75,799               21,928
                                                                                                  ===========          ===========
Ending cash and cash equivalents                                                                  $    73,097          $    20,283
                                                                                                  ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Loans receivable transferred to repossessed assets                                            $     9,948          $    11,031
                                                                                                  ===========          ===========
    Total interest payments made on deposits and other borrowings                                 $    78,798          $    60,690
                                                                                                  ===========          ===========
    Federal income taxes paid                                                                     $    10,000          $      --
                                                                                                  ===========          ===========
    Loans held for investment transferred to loans available for sale                             $      --            $      --
                                                                                                  ===========          ===========
    Loans available for sale transferred to loans held for investment                             $   310,594          $      --
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

The Bank is a member of the Federal Home Loan Bank System ("FHLB") and is subject to regulation, examination, and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL RATIOS


                                                           For the quarter ended                  For the six months ended
                                                      June 30, 1999      June 30, 1998       June 30, 1999       June 30, 1998
                                                     ----------------    ---------------     ---------------    ----------------

Return on average assets                                       1.31%              1.49%               1.34%               1.43%
Return on average equity                                      25.94%             29.40%              26.44%              26.81%
Efficiency ratio                                              52.10%             41.24%              51.71%              44.13%

Equity/assets ratio (average for the period)                   5.03%              5.06%               5.05%               5.35%

Mortgage loans originated or purchased                   $ 4,419,296        $ 4,616,445          $9,213,929         $ 8,247,773
Mortgage loans sold                                      $ 4,256,747        $ 4,476,229          $8,176,740         $ 7,564,646

Interest rate spread                                           1.73%              1.47%               1.79%               1.60%
Net interest margin                                            2.14%              2.02%               2.07%               2.03%

Charge-offs to average loans outstanding                       0.12%              0.10%               0.10%               0.16%




                                                      June 30, 1999        March 30,          December 31,       June 30, 1998
                                                                              1999                1998
                                                     ----------------    ---------------     ---------------    ----------------

Equity-to-assets ratio                                         4.93%              4.75%               5.38%               5.55%
Tangible capital ratio (1)                                     7.87%              5.78%               6.44%               5.67%
Core capital ratio (1)                                         7.93%              5.85%               6.54%               5.81%
Risk-based capital ratio (1)                                  15.56%             11.32%              11.83%              10.74%
Total risk-based capital ratio (1)                            16.58%             12.38%              12.93%              12.28%

Book value per share                                         $ 13.51            $ 12.74             $ 11.98             $ 10.44


Mortgage loans serviced for others                       $11,130,708        $10,511,935         $11,472,211         $10,375,460
  Value of mortgage servicing rights                           1.36%              1.31%               1.31%               1.33%

Allowance for losses to non performing loans                  57.12%             57.46%              53.78%              33.65%
Allowance for losses to total loans                            0.66%              0.67%               0.78%               0.54%
Non performing assets to total assets                          1.62%              1.68%               1.97%               2.26%

Number of  bank branches
                                                                  31                 30                  28                  24
Number of loan origination centers
                                                                  36                 35                  31                  32
Number of correspondent offices
                                                                  15                 15                  15                  15
Number of employees                                            1,913              1,899               1,675               1,461




(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended June 30, 1999 were $11.7 million ($.83 per share-diluted), a $1.5 million increase from the $10.2 million ($.73 per share-diluted) reported in 1998. The increase resulted from a $4.3 million increase in net interest income, a $4.6 million decrease in the provision for losses, and a $3.7 million decrease in the provision for federal income taxes, offset by a $8.9 decrease in non-interest income, and a $2.3 million increase in operating expenses.

Net earnings for the six months ended June 30, 1999 were $23.1 million ($1.63 per share-diluted), a $5.2 million increase from the $17.9 million ($1.27 per share-diluted) reported in 1998. The increase resulted from a $8.0 million increase in net interest income, a $5.2 million decrease in the provision for losses, and a $2.2 million decrease in the provision for federal income taxes, offset by a $2.4 million decrease in non-interest income and a $7.9 million increase in operating expenses.

NET INTEREST INCOME

Net interest income increased $4.3 million, or 34.4%, to $16.8 million for the three months ended June 30, 1999, from $12.5 million for the 1998 period. This increase was due to a $687.2 million increase in average interest-earning assets between the comparable periods, offset by a $705.9 million increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company's interest rate spread increased from 1.47% in the 1998 period to 1.73% for the three months ended June 30, 1999. The increased spread offset by the $18.7 million decrease in the excess of average earning assets over average interest-bearing liabilities resulted in an increase in the Company's net interest margin by 0.12% to 2.14% for the three months ended June 30, 1999 from 2.02% for the comparable 1998 period.

Net interest income increased $8.0 million, or 34.8%, to $31.0 million for the six months ended June 30, 1999, from $23.0 million for the comparable 1998 period. This increase was due to a $752.1 million increase in average interest-earning assets between the comparable periods, offset by a $793.6 million increase in interest-bearing liabilities necessary to fund the growth. The Company's interest rate spread increased from 1.60% for the 1998 period to 1.79% for the six months ended June 30, 1999. The increased spread offset by the $41.5 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a net increase in the Company's net interest margin by 0.04% to 2.07% for the six months ended June 30, 1999 from 2.03% for the comparable 1998 period.

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

TABLE 1


                                                                   Quarter ended June 30,
                                     ------------------------------------------------------------------------------------
                                                     1999                                        1998
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     -------------- ------------ ---------- -- ---------------- ------------- -----------
INTEREST-EARNING ASSETS:                                              (in thousands)
Loans receivable, net                $  3,136,382      $ 57,441    7.33%           $ 2,456,220     $ 45,418       7.40%
FHLB stock                                 58,500         1,180    8.00                 51,600        1,018       8.00
Other                                       3,165            42    5.31                  2,938           42       5.72
                                     --------------------------                    ------------------------


Total interest-earning assets           3,198,047      $ 58,663    7.34%             2,510,758     $ 46,478       7.41%
Other assets                              384,815                                      225,315
                                     ------------                                  -----------
Total assets                         $  3,582,862                                  $ 2,736,073
                                     ============                                  ===========

INTEREST-BEARING LIABILITIES:

Deposits                             $  2,110,291      $ 28,396    5.40%           $ 1,380,763     $ 19,514       5.73%
FHLB advances                             783,753        10,515    5.38                858,428       12,770       6.03
Other                                     131,599         2,911    8.87                 80,500        1,719       8.47
                                     --------------------------                    ------------------------
Total interest-bearing liabilities      3,025,643      $ 41,822    5.61%             2,319,691     $ 34,003       5.94%
Other liabilities                         376,836                                      277,819
  Stockholders equity                     180,383                                      138,563
                                     ------------                                  -----------
Total liabilities and
        stockholders equity          $  3,582,862                                  $ 2,736,073
                                     ============                                  ===========
Net interest-earning assets          $    172,404                                  $   191,067
                                     ============                                  ===========
                                                       --------                                    --------
Net interest income                                    $ 16,841                                    $ 12,475
                                                       ========                                    ========

                                                                   ----                                           ----
Interest rate spread                                               1.73%                                          1.47%
                                                                   ====                                           ====

Net interest margin                                                2.14%                                          2.02%
                                                                   ====                                           ====

Ratio of average interest-
earning assets to
interest-bearing liabilities                                        106%                                           108%
                                                                   ====                                           ====

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID


                                                                  Six months ended June 30,
                                     ------------------------------------------------------------------------------------
                                                     1999                                        1998
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     -------------- ------------ ---------- -- ---------------- ------------- -----------
INTEREST-EARNING ASSETS:                                              (in thousands)
Loans receivable, net                 $ 2,963,777     $ 108,674    7.33%           $ 2,225,972      $ 82,503      7.41%
FHLB stock                                 58,521         2,321    8.00                 45,750         1,825      8.00
Other                                       3,561            97    5.45                  2,061            58      5.63
                                      -------------------------                    -------------------------

Total interest-earning assets           3,025,859     $ 111,092    7.34%             2,273,783      $ 84,386      7.42%
Other assets                              428,371                                      227,120
                                      -----------                                  -----------
Total assets                          $ 3,454,230                                  $ 2,500,903
                                      ===========                                  ===========

INTEREST-BEARING LIABILITIES:

Deposits                              $ 2,054,478      $ 55,178    5.42%           $ 1,278,039      $ 36,243      5.69%
FHLB advances                             740,056        19,951    5.44                760,534        22,492      5.93
Other                                     115,705         4,915    8.57                 78,066         2,680      6.88
                                      -------------------------                    -------------------------
Total interest-bearing liabilities      2,910,239      $ 80,044    5.55%             2,116,639      $ 61,415      5.82%
Other liabilities                         369,560                                      250,484
  Stockholders equity                     174,431                                      133,780
                                      -----------                                  -----------
Total liabilities and
        Stockholders equity           $ 3,454,230                                  $ 2,500,903
                                      ===========                                  ===========
Net interest-earning assets             $ 115,620                                    $ 157,144
                                      ===========                                  ===========
                                                       --------                                     --------
Net interest income                                    $ 31,048                                     $ 22,971
                                                       ========                                     ========
                                                                   ----                                           ----
Interest rate spread                                               1.79%                                          1.60%
                                                                   ====                                           ====
Net interest margin                                                2.07%                                          2.03%
                                                                   ====                                           ====

Ratio of average interest-
earning assets to
interest-bearing liabilities                                        104%                                           107%
                                                                   ====                                           ====

RATE/VOLUME ANALYSIS

Table 3 and Table 4 present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while utilizing the average outstanding rates).

TABLE 3

                                                  Quarter ended June 30,
                                       ------------------------------------------
                                                  1999 versus 1998
                                              Increase (Decrease) due to:
                                          Rate          Volume          Total
                                      ------------- --------------   ------------
INTEREST INCOME:                                         (In Thousands)
Loans receivable, net                   ($   554)       $ 12,577        $ 12,023
FHLB stock                                     0             162             162

Other                                         (3)              3               0
                                        --------        --------        --------
Total                                   ($   557)       $ 12,742        $ 12,125
INTEREST EXPENSE:
Deposits                                ($ 1,764)       $ 10,646        $  8,882
FHLB advances                             (1,277)           (978)         (2,255)
Other                                        132           1,060           1,192
                                        --------        --------        --------
Total                                   ($ 2,909)       $ 10,728        $  7,819
                                        ========        ========        ========
Net change in net interest income       $  2,352        $  2,014        $  4,366
                                        ========        ========        ========


TABLE 4


                                                 Six months ended June 30,
                                      -----------------------------------------
                                                 1999 versus 1998
                                               Increase (Decrease) due to:
                                            Rate          Volume         Total
                                       ------------- --------------   ------------
INTEREST INCOME:                                         (In Thousands)
Loans receivable, net                   ($ 1,175)       $ 27,346        $ 26,171
FHLB stock                                    (1)            497             496

Other                                         (3)             42              39

                                        --------        --------        --------
Total                                   ($ 1,179)       $ 29,063        $ 26,706
INTEREST EXPENSE:
Deposits                                ($ 2,786)       $ 21,721        $ 18,935
FHLB advances                             (1,830)           (711)         (2,541)
Other                                        973           1,262           2,235
                                        --------        --------        --------
Total                                   ($ 3,643)       $ 22,272        $ 18,629
                                        ========        ========        ========
Net change in net interest income       $  2,464        $  5,613        $  8,077
                                        ========        ========        ========

PROVISION FOR LOSSES

The provision for losses was reduced to $1.0 million for the three months ended June 30, 1999 from $5.6 million during the same period in 1998. The provision for losses decreased to $3.0 million for the six months ended June 30, 1999 from $8.2 million during the same period in 1998. The increases recorded in the 1998 periods were made in order to increase the level of the general allowance for losses. An increase was made to the general reserve of $5.0 million and $6.5 million for the three and six months ended June 30, 1998, respectively. During the 1999 periods no increase was made during the three months ended June 30, 1999 and $1.5 million was added to the reserve during the six month period ended June 30, 1999. The allowance which totals $21.5 million is 0.66% of loans and 57.12% of non performing loans. The allowance stood at 0.54% and 0.78% of loans and 33.65% and 53.78% of non performing loans at June 30, 1998 and December 31, 1998, respectively.

Non-performing loans stood at $37.6 million at June 30, 1999, up slightly from $37.4 million at March 31, 1999, and $37.2 million at December 31, 1998, a increase of 0.01% and 1.1%, respectively. Net charge-offs were an annualized 0.12% and 0.10% of average loans outstanding during the three months and six months ended June 30, 1999, respectively.

NON-INTEREST INCOME

During the three months ended June 30, 1999, non-interest income decreased $8.9 million, or 28.3%, to $22.6 million from $31.5 million. This decrease was primarily attributable to a decrease in net gain on loan sales and net gain on the sales of mortgage servicing rights, offset by an increase in loan administration fees and other fees and charges.

During the six months ended June 30, 1999, non-interest income decreased $2.4 million, or 4.7%, to $48.9 million from $51.3 million. This decrease was also attributable to a decrease in net gain on loan sales and net gain on the sales of mortgage servicing rights, offset by an increase in loan administration fees and other fees and charges.

     LOAN ADMINISTRATION

Net loan administration fee income increased to $7.5 million during the three months ended June 30, 1999, from $8,000 in the 1998 period. This increase resulted primarily from a decrease in the amortization of mortgage servicing rights caused by a reduction in prepayments from the underlying mortgage loans. Fee income before the amortization of serving rights increased only $2.4 million for the three months ended June 30, 1999, to $9.0 million compared to the 1998 period. The 1999 period contained a decrease in the amortization of $5.1 million. At June 30, 1999, the unpaid principal balance of loans serviced for others was $11.1 billion versus $10.4 billion serviced at June 30, 1998 and $11.5 billion serviced at December 31, 1998. At June 30, 1999 the weighted average servicing fee on loans serviced for others was 0.278% (i.e., 27.8 basis points).

Loan administration fee income increased to $10.7 million for the six months ended June 30, 1999, from $88,000 for the 1998 period. This increase also was the result of the decrease in the amortization of mortgage servicing rights caused by the decrease in prepayments on the underlying mortgage loans. Fee income before the amortization of serving rights actually increased $6.6 million for the six months ended June 30, 1999, to $18.5 million from $11.9 million for the comparable 1998 period.

     NET GAIN ON LOAN SALES

For the three months ended June 30, 1999, net gain on loan sales decreased $17.5 million, to $11.7 million, from $29.2 million in the 1998 period. The 1999 period reflects the sale of $4.3 billion in loans versus $4.5 billion sold in the 1998 period. The higher and rising interest rate environment in the 1999 period resulted in a smaller mortgage loan origination volume ($4.4 billion in the 1999 period vs. $4.6 billion in the 1998 period) and a smaller or narrower gain on sale spread recorded when the loans were sold.

For the six months ended June 30, 1999, net gain on loan sales decreased $15.0 million, to $31.0 million, from $46.0 million in the comparable 1998 period. The 1999 period includes the sale of $8.2 billion in loans versus $7.6 billion sold in the 1998 period. For the six month period ended June 30, 1999, the higher and rising interest rate environment also resulted in a smaller or narrower gain on sale spread recorded when the loans were sold but the Company's production continued to exceed 1998 mortgage loan origination volume ($9.2 billion in the 1999 period vs. $8.2 billion in the 1998 period).

     NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended June 30, 1999, the net gain on the sale of mortgage servicing rights decreased $772,000 to $227,000, from $999,000 for the same period in 1998. The gain on sale of mortgage servicing rights decreased because the $3.2 billion sale of bulk servicing rights completed in 1999 was sold with but a small gain versus a bulk sale of $1.3 billion in 1998 which generated $5.7 million net gains. The 1999, servicing rights sale included newly originated servicing rights which were capitalized at a level equal to the current market value whereas, the 1998 sales included seasoned servicing rights that had a book value less than the market value.

Additionally the Company sold $29.2 million and $310.5 million in loans on a servicing released basis during the 1999 and 1998 periods, respectively.

For the six months ended June 30, 1999, the net gain on the sale of mortgage servicing rights decreased $2.0 million to $922,000, from $2.9 million for the same period in 1998. The gain on sale of mortgage servicing rights decreased due to the sale of $5.3 billion in newly originated servicing rights in 1999, which had a book value which equaled the sales price. The bulk mortgage servicing rights sold in 1998 was an accumulation of $3.6 billion in seasoned servicing rights which included rights originated prior to 1995 and the adoption of FASB 122.

The Company also sold $52.3 million and $400.3 million in loans on a servicing released basis during the 1999 and 1998 periods, respectively.

     OTHER FEES AND CHARGES

During the three and six months ended June 30, 1999, the Company recorded $3.1 million and $6.3 million in other fees and charges, respectively. In the comparable 1998 periods, the Company recorded $1.3 million and $2.4 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

NON-INTEREST EXPENSE

The following table sets forth components of the Company's non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings. Management believes that the analysis of non-interest expense on a "gross" basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing periods.



                                                           Quarter ended June 30,        Six months ended June 30,
                                                         1999              1998            1999            1998
                                                    --------------    --------------   ------------    -----------
                                                                          (In thousands)
Compensation and benefits                             $ 16,038         $ 14,874         $ 31,738         $ 27,214
Commissions                                              8,601            7,245           15,349           13,151
Occupancy and equipment                                  5,223            4,347            9,785            8,079
Advertising                                                366              476            1,219              758
Core deposit amortization                                  323              323              645              646
Federal insurance premium                                  307              203              607              368
General and administrative                               7,534           10,161           17,953           20,155
                                                      --------         --------         --------         --------
Total                                                   38,391           37,629           77,296           70,371
Less: capitalized direct costs of loan closings        (18,006)         (19,490)         (35,975)         (36,933)
                                                      ========         ========         ========         ========
Total, net                                            $ 20,385         $ 18,139         $ 41,321         $ 33,438
                                                      ========         ========         ========         ========
Efficiency ratio                                         52.10%           41.24%           51.71%           44.13%


Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $0.8 million, or 2.1%, to $38.4 million during the three months ended June 30, 1999, from $37.6 million for the comparable 1998 period. Although the overall increased costs were modest, the makeup of the expenses varied greatly. The largest changes occurred in the amount of compensation and benefits and commissions paid and the general and administrative expenses reported.

The increased commission expense of $1.4 million is the direct result of the increase in mortgage loan originations during period. The majority of the $2.7 million decrease in general and administrative expenses and the $1.1 million increase in compensation and benefits represents a shift from contract underwriting costs to internalization of the underwriting function. The other increases are reflective of the other costs associated with the mortgage loan origination process. The Company also opened one new bank branches during the quarter, and maintained seven more branches during the 1999 quarter than the comparable 1998 period.

During the six months ended June 30, 1999, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $6.9 million, or 9.8%, to $77.3 million, from $70.4 million for the comparable 1998 period. The increased costs are primarily attributable to the $1.0 billion increase (12.2%) in mortgage loans originated during the comparable periods. The largest changes occurred in the increased amounts of compensation and benefits and commissions, offset by the large decrease in general and administrative expenses reported. Additionally, there was a modest increase in the amount of occupancy and equipment and advertising expenses recorded during the 1999 period.

The increased commission expense of $2.1 million and a large portion of the $4.5 million increase in compensation costs are the direct result of the increase in mortgage loan originations during period. The majority of the $2.2 million decrease in general and administrative expenses represents decreased contract underwriting costs, due to internalization, offset by increases in other costs associated with the mortgage loan production. The increased occupancy and equipment expense of $1.7 million along with the increased advertising costs are partly the result of the increased mortgage production, but also the costs associated with the opening and maintenance of the seven bank branches operated during 1999.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 31 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 36 loan origination centers located in Michigan, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation.

TABLE 4
RETAIL BANKING OPERATIONS


                             At or for the quarter ended       At or for the six months ended
                                     June 30,                            June 30,
                                1999              1998           1999              1998
                           ------------        -----------    ------------     -----------
                                                  (In thousands)
Revenues                    $   14,757       $    6,814       $   28,615       $   13,291
Earnings before taxes           10,769            3,563           20,607            7,500
Identifiable assets          1,349,024          736,066        1,349,024          736,066



TABLE 5
MORTGAGE BANKING OPERATIONS


                             At or for the quarter ended       At or for the six months ended
                                     June 30,                            June 30,
                                1999              1998           1999              1998
                           ------------        -----------    ------------     -----------
                                                  (In thousands)
Revenues                    $   24,642       $   37,126       $   51,287       $   61,022
Earnings before taxes            7,273           16,619           14,929           25,136
Identifiable assets          2,817,979        1,882,314        2,817,979        1,882,314

FINANCIAL CONDITION

     ASSETS

The Company's assets totaled $3.7 billion at June 30, 1999, an increase of $0.7 billion, or 23.3%, as compared to $3.0 billion at December 31, 1998. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased from $75.8 million at December 31, 1998 to $73.1 million at June 30, 1999

     LOANS RECEIVABLE, NET

Loans receivable, net increased $712.2 million, from $2.6 billion at December 31, 1998 to $3.3 billion at June 30, 1999.

Mortgage loans available for sale increased $567.7 million, or 31.0%, to $2.4 billion at June 30, 1999, from $1.8 billion at December 31, 1998. This increase is attributable to Company's ability to hold larger portions of its mortgage loan production for longer periods until sold into the secondary market.

Loans held for investment increased $146.0 million, or 19.5%, from $747.2 million at December 31, 1998 to $893.2 million at June 30, 1999. This increase is attributable to the purchase of mortgage loans by Flagstar Capital Corporation, a subsidiary of the Bank, the origination or reclassification of loans held for sale to the investment portfolio offset by a decreased use of commercial lines of credit (i.e. warehouse lending) by mortgage banking companies. The loans Flagstar Capital Corporation bought from the Bank and moved to held for investment had a principal balance of $25.1 million. The amount of loans originated or reclassified to the investment portfolio totaled $285.1 million. Warehouse lines used at June 30, 1999 totaled $100.2 million versus $235.7 million at December 31, 1998.

     ALLOWANCE FOR LOSSES

The allowance for losses totaled $21.5 million at June 30, 1999, an increase of $1.5 million, or 7.5%, from $20.0 million at December 31, 1998. The allowance for losses as a percentage of non-performing loans was 57.1% and 53.8% at June 30, 1999 and December 31, 1998, respectively. The Company's non-performing loans totaled $37.6 million and $37.2 million at June 30, 1999 and December 31, 1998, respectively. The allowance for losses as a percentage of total loans, was 0.66 and 0.78% at June 30, 1999 and December 31, 1998, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the six months ended June 30, 1999, non-performing loans increased $0.4 million, or 1.1%, and management increased the allowance for losses $1.5 million, creating an 0.6% decrease in net non-performing loans.

FHLB STOCK

Holdings of FHLB stock increased from $57.8 million at December 31, 1998 to $59.1 million at June 30, 1999 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased from $24.8 million at December 31, 1998 to $22.3 million at June 30, 1999 as the Company's total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned. This 10.1% decrease is considered immaterial.

     REPOSSESSED ASSETS

Repossessed assets increased from $23.0 million at December 31, 1998 to $23.3 million at June 30, 1999 as the Company's non-performing loans were foreclosed upon by the Bank. This 1.3% increase is considered immaterial.

     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $151.0 million at June 30, 1999, an increase of $0.7 million, or 0.5%, from $150.3 million at December 31, 1998. During the six months ended June 30, 1999, the Company capitalized $117.8 million, amortized $7.8 million, and sold $109.2 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $11.1 billion at June 30, 1999 versus $11.5 billion at December 31, 1998. The capitalized value of the mortgage servicing rights was 1.36% and 1.31% value at June 30, 1999 and December 31, 1998, respectively.

     OTHER ASSETS

Other assets decreased $10.5 million, or 8.4%, to $113.9 million at June 30, 1999, from $124.4 million at December 31, 1998. The majority of this decrease was attributable to the collection of receivables previously recorded in conjunction with the sale of residential mortgage loan servicing rights completed on December 31, 1996 offset by similar receivables recorded for sales completed during the six months ended June 30, 1999. Upon the sale of the residential mortgage loans a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

LIABILITIES

The Company's total liabilities increased $681.8 million, or 23.7%, to $3.6 billion at June 30, 1999, from $2.9 billion at December 31, 1998. This increase was attributable to an increase in most every liability account category.

     DEPOSIT ACCOUNTS

Deposit accounts increased $223.0 million, or 11.6%, to $2.1 billion at June 30, 1999, from $1.9 billion at December 31, 1998. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 28 at December 31, 1998 to 31 at June 30, 1999. The bank branches have generated $267.8 million in new deposits, an annualized 63.4% growth rate, since December 31, 1998. At June 30, 1999, the Company's certificates of deposit totaled $1.7 billion, or 79.3% of total deposits. These certificates carry an average balance of $49,498 and a weighted average cost of 5.63%. Approximately $1.0 billion of the certificates of deposit were brokered deposits or deposits garnered through the secondary markets and carried a weighted average cost of 5.54%.

         FHLB ADVANCES

FHLB advances increased $442.0 million, or 96.9%, to $898.0 million at June 30, 1999, from $456.0 million at December 31, 1998. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

         LONG TERM DEBT

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in an initial public offering. The securities were issued by the Company's subsidiary, Flagstar Trust, a Delaware trust. The preferred securities mature in 30 years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from the offering was contributed to Flagstar Bank as additional paid in capital and is included as regulatory capital.

     UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others decreased $87.5 million, or 47.4%, to $97.0 million at June 30, 1999, from $184.5 million at December 31, 1998. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. This substantial change is attributable to the general slowdown in the refinance volume experienced in the mortgage servicing portfolio.

     ESCROW ACCOUNTS

Customer escrow accounts increased $33.8 million, or 32.3%, to $138.3 million at June 30, 1999, from $104.5 million at December 31, 1998. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

     LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $4.8 million, or 7.3%, to $70.4 million at June 30, 1999, from $65.6 million at December 31, 1998. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable decreased $7.1 million, or 14.4%, to $42.2 million at June 30, 1999, from $49.3 million at December 31, 1998. This decrease is attributable to the payment of taxes during the six months ended June 30, 1999 offset by an increase in the deferred tax liability created through operations.

     OTHER LIABILITIES

Other liabilities decreased $3.3 million, or 4.0%, to $79.4 million at June 30, 1999, from $82.7 million at December 31, 1998. This decrease is deemed immaterial.

                         LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 10.89% for the month ended June 30, 1999.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended June 30, 1999 totaled $4.3 billion, a decrease of $0.2 billion, or 4.4% from $4.5 billion sold during the same period in 1998. This decrease in mortgage loan sales was attributable to the 4.3% decrease in mortgage loan originations during the quarter. The Company sold 96.3% and 96.7% of its mortgage loan originations during the three month periods ended June 30, 1999 and 1998, respectively.

Mortgage loans sold during the six months ended June 30, 1999 totaled $8.2 billion, an increase of $0.6 billion, or 7.9% from $7.6 billion sold during the same period in 1998. This increase in mortgage loan sales was attributable to the 12.2% increase in mortgage loan originations. The Company sold 88.7% and 92.7% of its mortgage loan originations during the six month periods ended June 30, 1999 and 1998, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $898.0 million outstanding at June 30, 1999. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.3 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 1999, the Company had outstanding rate-lock commitments to lend $1.0 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $38.5 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 1999, the Company had outstanding commitments to sell $1.6 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $350.3 million at June 30, 1999. Such commitments include $409.7 million in warehouse lines of credit to various mortgage companies, of which $100.2 million was advanced at June 30, 1999.

     CAPITAL RESOURCES.

At June 30, 1999, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

                                    YEAR 2000

As with other companies, many of the Company's computer programs and other applications were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates from the year 2000 and beyond. Many of the systems utilized by the Company are vendor-supplied, and these vendors have provided the Company with a certification of compliance. The Company began reviewing its year 2000 conversion needs in mid-1996 and has utilized two project committees to monitor the status of these conversions. A comprehensive review to identify the systems affected by this issue was completed and an implementation plan was compiled and was executed. The Company has not spent any significant amounts with outside contractors relative to the completion of these tasks. Therefore, costs did not represent any material incremental costs, but rather has represented the redeployment of existing technology resources. The Company presently believes that all year 2000 compliance issues have been resolved. Additionally, the Company believes that any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

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


                                                  FLAGSTAR BANCORP, INC.



Date:    August 14, 1999                          /S/ Thomas J. Hammond
                                                  ---------------------
                                                  Thomas J. Hammond
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)




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