Form 10-Q
period 1999-09-30
FLAGSTAR BANCORP INC
filed 1999-11-15
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:            0-22353
                            --------------


                             FLAGSTAR BANCORP, INC.
        ----------------------------------------------------------------
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
                                                -----   -----

     As of the October 29, 1999 record date, 13,127,973 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

     Consolidated Statements of Financial Condition - September 30, 1999 (unaudited) and December 31, 1998.

     Unaudited Consolidated Statements of Earnings - For the three and nine months ended September 30, 1999 and 1998.

     Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 1999 and 1998.

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

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    AT SEPTEMBER 30,         AT DECEMBER 31,
ASSETS                                                                   1999                    1998
                                                                 --------------------- -- --------------------
                                                                     (unaudited)
Cash and cash equivalents                                           $    69,572               $    75,799

  Loans receivable
    Mortgage loans available for sale                                 2,227,058                 1,831,531
    Loans held for investment                                         1,145,114                   747,185
    Less: allowance for losses                                          (21,500)                  (20,000)
                                                                    -----------               -----------
Loans receivable, net                                                 3,350,672                 2,558,716
Federal Home Loan Bank stock                                             59,050                    57,837
Other investments                                                            --                       500
                                                                    -----------               -----------
Total earning assets                                                  3,409,722                 2,617,053
Accrued interest receivable                                              23,691                    24,812
Repossessed assets                                                       23,680                    22,966
Premises and equipment                                                   38,423                    31,124
Mortgage servicing rights                                               155,285                   150,258
Other assets                                                             65,413                   124,433
                                                                    ===========               ===========
            Total assets                                            $ 3,785,786               $ 3,046,445
                                                                    ===========               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                    $ 2,118,657               $ 1,923,370
Federal Home Loan Bank advances                                       1,043,000                   456,019
Long term debt                                                           74,750                        --
                                                                    -----------               -----------
Total interest bearing liabilities                                    3,236,407                 2,379,389
Accrued interest payable                                                 16,173                    16,659
Undisbursed payments on
   loans serviced for others                                             71,463                   184,498
Escrow accounts                                                         107,221                   104,455
Liability for checks issued                                              42,971                    65,634
Federal income taxes payable                                             45,784                    49,265
Other liabilities                                                        76,308                    82,693
                                                                    -----------               -----------
         Total liabilities                                            3,596,327                 2,882,593

STOCKHOLDERS' EQUITY
Common stock - $.01 par value,
   40,000,000 shares authorized, 13,697,323 and
   13,670,000 shares issued and 13,597,323 and
   13,670,000 shares outstanding at September 30, 1999
   and December 31, 1998, respectively                                      136                       137
Additional paid in capital                                               28,886                    29,988
Retained earnings                                                       160,437                   133,727
                                                                    -----------               -----------
         Total stockholders' equity                                     189,459                   163,852
                                                                    ===========               ===========
    Total liabilities and stockholders' equity                      $ 3,785,786               $ 3,046,445
                                                                    ===========               ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             FOR THE QUARTER ENDED                    FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                             SEPTEMBER 30,
                                                             1999                1998                  1999                1998
                                                       ---------------    ---------------       ---------------     --------------
INTEREST INCOME
Loans                                                      $ 59,009             $ 48,489             $167,683             $130,992
Other                                                         1,225                1,129                3,643                3,012
                                                           --------             --------             --------             --------
    Total                                                    60,234               49,618              171,326              134,004
INTEREST EXPENSE
Deposits                                                     28,614               21,134               83,792               57,377
FHLB advances                                                12,440               13,353               32,391               35,845
Other                                                         3,572                1,498                8,487                4,178
                                                           --------             --------             --------             --------
    Total                                                    44,626               35,985              124,670               97,400
                                                           --------             --------             --------             --------
Net interest income                                          15,608               13,633               46,656               36,604
Provision for losses                                          1,459                4,599                4,504               12,838
                                                           --------             --------             --------             --------
Net interest income after provision for losses               14,149                9,034               42,152               23,766

NON-INTEREST INCOME
Loan administration                                           4,725                   84               15,395                  172
Net gain on loan sales                                        1,187               27,008               32,143               72,983
Net gain on sales of mortgage servicing rights                3,961                  206                4,883                3,089
Other fees and charges                                        4,068                1,423               10,374                3,819
                                                           --------             --------             --------             --------
    Total                                                    13,941               28,721               62,795               80,063
NON-INTEREST EXPENSE
Compensation and benefits                                     8,840                8,146               27,987               18,713
Occupancy and equipment                                       5,450                3,799               15,235               11,878
General and administrative                                    2,752                7,705               15,141               22,497
                                                           --------             --------             --------             --------
    Total                                                    17,042               19,650               58,363               53,088
                                                           --------             --------             --------             --------
Earnings before federal income taxes                         11,048               18,105               46,584               50,741
Provision for federal income taxes                            3,844                7,800               16,318               22,500
                                                           --------             --------             --------             --------
NET EARNINGS                                               $  7,204             $ 10,305             $ 30,266             $ 28,241
                                                           ========             ========             ========             ========

EARNINGS PER SHARE - BASIC                                 $   0.52             $   0.76             $   2.21             $   2.07
                                                           ========             ========             ========             ========

EARNINGS PER SHARE - DILUTED                               $   0.51             $   0.73             $   2.14             $   2.00
                                                           ========             ========             ========             ========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   1999               1998
                                                                                               ---------------------------------
OPERATING ACTIVITIES
  Net earnings                                                                                 $     30,266       $     28,241
  Adjustments to reconcile net earnings to net cash used in operating activities
    Provision for losses                                                                              4,504             12,838
    Depreciation and amortization                                                                    18,365             25,260
    Net gain on the sale of assets                                                                     (190)              (712)
    Net gain on loan sales                                                                          (32,143)           (72,983)
    Gain on sales of mortgage servicing rights                                                       (3,671)            (3,089)
    Proceeds from sales of loans available for sale                                              11,164,466         12,163,995
    Originations and repurchases of loans available for sale,
     net of principal repayments                                                                (11,545,571)       (12,838,412)
    Decrease (increase) in accrued interest receivable                                                1,120            (10,858)
    Decrease (increase) in other assets                                                              58,040            (40,191)
    (Decrease) increase in accrued interest payable                                                    (486)             2,571
    (Decrease) increase in liability for checks issued                                              (22,663)            52,889
    (Decrease) increase in current federal income taxes payable                                     (15,458)             5,697
    Provision for deferred federal income taxes payable                                              11,977             16,813
    (Decrease) increase in other liabilities                                                         (6,386)            64,234
                                                                                               ------------       ------------
        Net cash used in operating activities                                                      (337,830)          (593,707)
INVESTING ACTIVITIES
    Maturity of other investments                                                                       500                 38
    Originations of loans held for investment, net of principal repayments                         (397,929)          (287,287)
    Purchase of Federal Home Loan Bank stock                                                         (1,212)           (12,475)
    Proceeds from the disposition of repossessed assets                                              14,196             10,438
    Acquisitions of premises and equipment                                                          (12,486)            (5,271)
    Increase in mortgage servicing rights                                                          (167,202)          (161,891)
    Proceeds from the sale of mortgage servicing rights                                             153,646             79,391
                                                                                               ------------       ------------
        Net cash used in investing activities                                                      (410,487)          (377,057)
FINANCING ACTIVITIES
    Net increase in deposit accounts                                                                195,288            486,070
    Net increase in Federal Home Loan Bank advances                                                 586,980            428,122
    Issuance of Junior Subordinated Debentures                                                       74,750                 --
    Net (disbursement) receipt of payments of loans serviced for others                            (113,035)            47,824
    Net receipt of escrow payments                                                                    2,766             61,703
    Net proceeds from the exercise of common stock options                                              361                 --
    Common stock repurchases                                                                         (1,464)                --
    Dividends paid to stockholders                                                                   (3,556)            (2,734)
                                                                                               ------------       ------------
        Net cash provided by financing activities                                                   742,090          1,020,985
                                                                                               ------------       ------------
Net (decrease) increase in cash and cash equivalents                                                 (6,227)            (1,645)
Beginning cash and cash equivalents                                                                  75,799             21,928
                                                                                               ------------       ------------
Ending cash and cash equivalents                                                               $     69,572       $     20,283
                                                                                               ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Loans receivable transferred to repossessed assets                                         $     14,717       $     15,185
                                                                                               ============       ============
    Total interest payments made on deposits and other borrowings                              $    125,157       $     94,828
                                                                                               ============       ============
    Federal income taxes paid                                                                  $     10,000       $         --
                                                                                               ============       ============
    Loans available for sale transferred to loans held for investment                          $    581,203       $         --
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL RATIOS

                                                            For the quarter ended                 For the nine months ended
                                                       September 30,      September 30,       September 30,       September 30,
                                                           1999                1998                1999               1998
                                                     ----------------    ---------------     ---------------    ----------------
Return on average assets                                      0.76%              1.41%               1.14%               1.42%
Return on average equity                                     15.58%             28.15%              22.67%              27.28%
Efficiency ratio                                             56.58%             45.63%              52.44%              44.67%

Equity/assets ratio (average for the period)                  4.89%              5.00%               5.01%               5.22%

Mortgage loans originated or purchased                 $ 3,043,968       $  4,858,002         $12,257,897         $13,105,795
Mortgage loans sold                                    $ 2,869,238       $  4,452,304         $11,045,978         $12,016,950

Interest rate spread                                          1.82%              1.74%               1.82%               1.69%
Net interest margin                                           1.91%              2.08%               2.01%               2.06%

Charge-offs to average loans outstanding                      0.18%              0.23%               0.13%               0.18%

-----------------------------------------------------------------------------------------------------------------------------------
                                                       September 30,         June 30,          December 31,       September 30,
                                                           1999                1999                1998               1998
                                                     ----------------    ---------------     ---------------    ----------------

Equity-to-assets ratio                                        5.00%              4.93%               5.38%               4.92%
Tangible capital ratio (1)                                    7.91%              7.87%               6.44%               5.99%
Core capital ratio (1)                                        7.96%              7.93%               6.54%               6.10%
Risk-based capital ratio (1)                                 16.69%             15.56%              11.83%              11.43%
Total risk-based capital ratio (1)                           17.77%             16.58%              12.93%              12.28%

Book value per share                                   $     13.93        $     13.51         $     11.98         $     11.13
Average shares outstanding                                  13,597             13,685              13,670              13,670

Mortgage loans serviced for others                     $11,308,993        $11,130,708         $11,472,211         $11,250,121
  Value of mortgage servicing rights                          1.37%              1.36%               1.31%               1.33%

Allowance for losses to non performing loans                  54.8%              57.1%               53.8%               43.2%
Allowance for losses to total loans                           0.64%              0.66%               0.78%               0.57%
Non performing assets to total assets                         1.66%              1.62%               1.97%               1.90%

Number of  bank branches                                        32                 31                  28                  26
Number of loan origination centers                              37                 36                  31                  33
Number of correspondent offices                                 17                 15                  15                  15
Number of employees                                          1,668              1,913               1,675               1,554


------------


(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended September 30, 1999 were $7.2 million ($.51 per share-diluted), a $3.1 million decrease from the $10.3 million ($.73 per share-diluted) reported for the comparable 1998 period. The decrease resulted from a $14.8 million decrease in non-interest income offset by a $3.1 million decrease in the provision for losses, a $4.0 million decrease in the provision for federal income taxes, a $2.0 million increase in net interest income, and a $2.6 million decrease in operating expenses.

Net earnings for the nine months ended September 30, 1999 were $30.3 million ($2.14 per share-diluted), a $2.1 million increase from the $28.2 million
($2.00 per share-diluted) reported for the nine months ended September 30, 1998. The increase resulted from a $10.1 million increase in net interest income, a $8.3 million decrease in the provision for losses, and a $6.2 million decrease in the provision for federal income taxes, offset by a $17.3 million decrease in non-interest income and a $5.2 million increase in operating expenses.

NET INTEREST INCOME

Net interest income increased $2.0 million, or 14.7%, to $15.6 million for the three months ended September 30, 1999, from $13.6 million for the 1998 period. This increase was due to a $653.4 million increase in average interest-earning assets between the comparable periods, offset by a $753.2 million increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company's interest rate spread increased from 1.74% in the 1998 period to 1.82% for the three months ended September 30, 1999. The increased spread offset by the $99.8 million decrease in the excess of average earning assets over average interest-bearing liabilities resulted in an decrease in the Company's net interest margin by 0.17% to 1.91% for the three months ended September 30, 1999 from 2.08% for the comparable 1998 period.

Net interest income increased $10.1 million, or 27.6%, to $46.7 million for the nine months ended September 30, 1999, from $36.6 million for the comparable 1998 period. This increase was due to a $728.3 million increase in average interest-earning assets between the comparable periods, offset by a $773.8 million increase in interest-bearing liabilities necessary to fund the growth. The Company's interest rate spread increased from 1.69% for the 1998 period to 1.82% for the nine months ended September 30, 1999. The increased spread offset by the $45.5 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a net decrease in the Company's net interest margin by 0.05% to 2.01% for the nine months ended September 30, 1999 from 2.06% for the comparable 1998 period.

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

TABLE 1



                                                                 Quarter ended September 30,
                                     ------------------------------------------------------------------------------------
                                                     1999                                        1998
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     -------------- ------------ ---------- -- ---------------- ------------- -----------
INTEREST-EARNING ASSETS:                                              (in thousands)

Loans receivable, net                $ 3,186,683       $ 59,009    7.35%          $ 2,536,871     $ 48,489       7.65%
FHLB stock                                59,050          1,190    8.00                52,500        1,062       8.00
Other                                      2,744             35    5.06                 5,687           67       4.67
                                     --------------------------                  -------------------------
Total interest-earning assets          3,248,477       $ 60,234    7.36%            2,595,058     $ 49,618       7.59%
Other assets                             531,999                                      332,968
                                     --------------                            ----------------
Total assets                         $ 3,780,476                                  $ 2,928,026
                                     ==============                            ================

INTEREST-BEARING LIABILITIES:

Deposits                             $ 2,142,661       $ 28,614    5.30%          $ 1,443,179      $ 21,134       5.81%
FHLB advances                            897,175         12,440    5.50               909,110        13,353       5.83
Other                                    154,284          3,572    9.19                88,647         1,498       6.70
                                     --------------------------                   -------------------------
Total interest-bearing liabilities      3,194,120      $ 44,626    5.54%             2,440,936     $ 35,985       5.85%
Other liabilities                         401,380                                      340,641
  Stockholders equity                     184,976                                      146,449
                                     --------------                            ----------------
Total liabilities and
        Stockholders equity          $  3,780,476                                  $ 2,928,026
                                     ==============                            ================

Net interest-earning assets          $     54,357                                    $ 154,122
                                     ==============                            ================

                                                    ------------                                -------------
Net interest income                                    $ 15,608                                    $ 13,633
                                                    ============                                =============

                                                                 ----------                                   -----------
interest rate spread                                               1.82%                                          1.74%
                                                                 ==========                                   ===========

Net interest margin                                                1.91%                                          2.08%
                                                                 ==========                                   ===========

Ratio of average interest-
Earning assets to
Interest-bearing liabilities                                        102%                                           106%
                                                                 ==========                                   ===========

TABLE 2

AVERAGE YIELDS EARNED AND RATES PAID



                                                               Nine months ended September 30,
                                     ------------------------------------------------------------------------------------
                                                     1999                                        1998
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     -------------- ------------ ---------- -- ---------------- ------------- -----------
INTEREST-EARNING ASSETS:                                               (in thousands)
Loans receivable, net                $ 3,039,159    $ 167,683     7.36%          $ 2,321,600   $ 130,992         7.52%
FHLB stock                                58,697        3,511     8.00                48,010       2,887         8.00
Other                                      3,331          132     5.28                 3,284         125         5.08
                                     ------------------------                    -----------------------
Total interest-earning assets          3,101,187    $ 171,326     7.37%            2,372,894   $ 134,004         7.53%
Other assets                             452,914                                     272,717
                                     --------------                            ----------------
Total assets                         $ 3,554,101                                 $ 2,645,611
                                     ==============                            ================

INTEREST-BEARING LIABILITIES:

Deposits                             $ 2,084,079     $ 83,792     5.38%          $ 1,333,669   $  57,377         5.75%
FHLB advances                            794,468       32,391     5.45               811,179      35,845         5.91
Other                                    125,351        8,487     9.05                85,234       4,178         6.55
                                     ------------------------                    -------------------------
Total interest-bearing liabilities     3,003,898     $124,670     5.55%            2,230,082   $  97,400         5.84%
Other liabilities                        372,231                                     277,481
  Stockholders equity                    177,972                                     138,048
                                     --------------                            ----------------
Total liabilities and
        Stockholders equity          $ 3,554,101                                 $ 2,645,611
                                     ==============                            ================

Net interest-earning assets          $    97,289                                 $   142,812
                                     ==============                            ================

                                                    ------------                               -----------
Net interest income                                  $ 46,656                                  $  36,604
                                                    ============                               ===========

                                                                 ----------                                   -----------
Interest rate spread                                               1.82%                                          1.69%
                                                                 ==========                                   ===========

Net interest margin                                                2.01%                                          2.06%
                                                                 ==========                                   ===========

Ratio of average interest-
earning assets to
interest-bearing liabilities                                        103%                                           106%
                                                                 ==========                                   ===========

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

TABLE 3


                                                   Quarter ended September 30,
                                            -----------------------------------------
                                                        1999 versus 1998
                                                  Increase (Decrease) due to:
                                                Rate         Volume         Total
                                            -----------------------------------------
INTEREST INCOME:                                         (In Thousands)
Loans receivable, net                       ($ 60,945)     $ 71,465      $ 10,520
FHLB stock                                     (1,181)        1,309           128
Other                                             (32)            0           (32)
                                            -----------------------------------------
Total                                       ($ 62,158)     $ 72,774      $ 10,616
INTEREST EXPENSE:
Deposits                                    ($ 31,122)     $ 38,602      $  7,480
FHLB advances                                 (13,076)       12,163          (913)
Other                                          (2,584)        4,658         2,074
                                            ----------------------------------------
Total                                       ($ 46,782)     $ 55,423      $  8,641
                                            ----------------------------------------
Net change in net interest income           ($ 15,376)     $ 17,351      $  1,975
                                            ========================================

TABLE 4


                                                Nine months ended September 30,
                                            -----------------------------------------
                                                        1999 versus 1998
                                                    Increase (Decrease) due to:
                                                Rate         Volume         Total
                                            -----------------------------------------
INTEREST INCOME:                                         (In Thousands)
Loans receivable, net                       ($ 57,136)      $ 93,827     $ 36,691
FHLB stock                                     (1,174)         1,798          624
Other                                             (42)            49            7
                                            -----------------------------------------
Total                                       ($ 58,352)      $ 95,674     $ 37,322
INTEREST EXPENSE:
Deposits                                    ($ 29,959)      $ 56,374     $ 26,415
FHLB advances                                 (11,738)         8,284       (3,454)
Other                                          (2,053)         6,362        4,309
                                            -----------------------------------------
Total                                       ($ 43,750)      $ 71,020     $ 27,270
                                            -----------------------------------------
Net change in net interest income           ($ 14,602)      $ 24,654     $ 10,052
                                            =========================================

PROVISION FOR LOSSES

The provision for losses was reduced to $1.5 million for the three months ended September 30, 1999 from $4.6 million during the same period in 1998. The provision for losses decreased to $4.5 million for the nine months ended September 30, 1999 from $12.8 million during the same period in 1998. The increases recorded in the 1998 periods were made in order to increase the level of the general allowance for losses. An increase was made to the general reserve of $3.2 million and $9.7 million for the three and nine months ended September 30, 1998, respectively. During the 1999 periods no increase was made during the three months ended September 30, 1999 and $1.5 million was added to the reserve during the nine month period ended September 30, 1999. The allowance, which totals $21.5 million, is 0.64% of loans and 54.8% of non performing loans at September 30, 1999. The allowance stood at 0.57% and 0.78% of loans and 43.2% and 53.8% of non performing loans at September 30, 1998 and December 31, 1998, respectively.

Non-performing loans stood at $39.2 million at September 30, 1999, up from $37.6 million at June 30, 1999, and $37.2 million at December 31, 1998, an increase of 4.3% and 5.4%, respectively. Net charge-offs were an annualized 0.18% and 0.13% of average loans outstanding during the three months and nine months ended September 30, 1999, respectively.

NON-INTEREST INCOME

During the three months ended September 30, 1999, non-interest income decreased $14.8 million, or 51.6%, to $13.9 million from $28.7 million. This decrease was primarily attributable to a decrease in net gain on loan sales offset by increases in net gain on the sales of mortgage servicing rights, loan administration fees, and other fees and charges.

During the nine months ended September 30, 1999, non-interest income decreased $17.3 million, or 21.6%, to $62.8 million from $80.1 million. This decrease was also attributable to a decrease in net gain on loan sales offset by increases in net gain on the sales of mortgage servicing rights, loan administration fees, and other fees and charges.

     LOAN ADMINISTRATION

Net loan administration fee income increased to $4.7 million during the three months ended September 30, 1999, from $84,000 in the 1998 period. This increase resulted primarily from a decrease in the amortization of mortgage servicing rights caused by a reduction in prepayments from the underlying mortgage loans. Fee income before the amortization of serving rights increased only $0.8 million for the three months ended September 30, 1999, to $9.1 million compared to the 1998 period. The 1999 period contained a decrease in the amortization of $3.8 million. At September 30, 1999, the unpaid principal balance of loans serviced for others was $11.3 billion versus $11.3 billion serviced at September 30, 1998 and $11.5 billion serviced at December 31, 1998. At September 30, 1999 the weighted average servicing fee on loans serviced for others was 0.279% (i.e., 27.9 basis points).

Loan administration fee income increased to $15.4 million for the nine months ended September 30, 1999, from $172,000 for the 1998 period. This increase also was the result of the decrease in the amortization of mortgage servicing rights caused by the decrease in prepayments on the underlying mortgage loans. Fee income before the amortization of serving rights actually increased only $7.4 million for the nine months ended September 30, 1999, to $27.6 million from $20.2 million for the comparable 1998 period.

     NET GAIN ON LOAN SALES

For the three months ended September 30, 1999, net gain on loan sales decreased $25.8 million, to $1.2 million, from $27.0 million in the 1998 period. The 1999 period reflects the sale of $2.9 billion in loans versus $4.5 billion sold in the 1998 period. The higher and rising interest rate environment in the 1999 period resulted in a smaller mortgage loan origination volume ($3.0 billion in the 1999 period vs. $4.9 billion in the 1998 period) and a smaller or narrower gain on sale spread recorded when the loans were sold.

For the nine months ended September 30, 1999, net gain on loan sales decreased $40.9 million, to $32.1 million, from $73.0 million in the comparable 1998 period. The 1999 period includes the sale of $11.0 billion in loans versus $12.0 billion sold in the 1998 period. For the nine month period ended September 30, 1999, the higher and rising interest rate environment not only resulted in a smaller or narrower gain on sale spread recorded when the loans were sold but a smaller mortgage loan origination volume ($12.3 billion in the 1999 period vs. $13.1 billion in the 1998 period).

     NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended September 30, 1999, the net gain on the sale of mortgage servicing rights increased $3.8 million to $4.0 million, from $206,000 for the same period in 1998. The gain on sale of mortgage servicing rights increased due to the final reconciliation of over $7.0 billion in MSR transferred during July. This transfer and reconciliation, which constituted a sale price of over $100 million, accounted for $3.8 million of the increase.

Additionally, the Company sold $181.0 million in loans on a servicing released basis during the 1998 period.

For the nine months ended September 30, 1999, the net gain on the sale of mortgage servicing rights increased $1.8 million to $4.9 million, from $3.1 million for the same period in 1998. The gain on sale of mortgage servicing rights increased due to the final reconciliation of over $7.0 billion in MSR transferred during July. This transfer and reconciliation, which constituted a sale price of over $110 million, accounted for $3.8 million of the $4.9 million recorded in 1999. In 1998, the Company sold $3.6 billion in seasoned servicing rights which included rights originated prior to 1995 and the adoption of FASB 122.

The Company also sold $70.6 million and $829.2 million in loans on a servicing released basis during the 1999 and 1998 periods, respectively.

     OTHER FEES AND CHARGES

During the three and nine months ended September 30, 1999, the Company recorded $4.1 million and $10.4 million in other fees and charges, respectively. In the comparable 1998 periods, the Company recorded $1.4 million and $3.8 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

NON-INTEREST EXPENSE

The following table sets forth components of the Company's non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings. Management believes that the analysis of non-interest expense on a "gross" basis (i.e., prior to the deferral of capitalized loan origination costs) more clearly reflects the changes in non-interest expense when comparing periods.



                                                               Quarter ended                       Nine months ended
                                                               September 30,                         September 30,
                                                         1999                1998               1999              1998
                                                     -------------       --------------     -------------    ---------------
                                                                                 (In thousands)
Compensation and benefits                            $ 14,852               $ 13,704         $ 46,590            $ 40,918
Commissions                                             6,492                  6,862           21,841              20,013
Occupancy and equipment                                 5,450                  3,799           15,235              11,878
Advertising                                               833                    433            2,052               1,191
Core deposit amortization                                 322                    323              967                 968
Federal insurance premium                                 336                    120              943                 488
General and administrative                              5,933                  9,210           23,886              29,366
                                                     --------               --------         --------            --------
Total                                                  34,218                 34,451          111,514             104,822
Less: capitalized direct costs of loan closings       (17,176)               (14,801)         (53,151)            (51,734)
                                                     --------               --------         --------            --------
Total, net                                           $ 17,042               $ 19,650         $ 58,363            $ 53,088
                                                     ========               ========         ========            ========
Efficiency ratio                                        56.58%                 45.63%           52.44%              44.67%


Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $0.2 million, or 0.6%, to $34.2 million during the three months ended September 30, 1999, from $34.5 million for the comparable 1998 period. Although the overall decreases in costs were modest, the makeup of the expenses varied greatly. The largest changes occurred in the amount of compensation and benefits paid, occupancy and equipment charges, and the general and administrative expenses reported.

The majority of the $3.3 million decrease in general and administrative expenses and the $1.2 million increase in compensation and benefits represents a shift from contract underwriting costs to internalization of the underwriting function. The other increases are reflective of the other costs associated with the mortgage loan origination process. The Company also opened one new bank branch during the quarter, and maintained six more branches during the 1999 quarter than the comparable 1998 period. These new offices also accounted for the increased occupancy and equipment costs of $1.7 million during the 1999 period.

During the nine months ended September 30, 1999, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $6.7 million, or 6.4%, to $111.5 million, from $104.8 million for the comparable 1998 period. The largest changes occurred in the increased amounts of compensation and benefits, commissions, and occupancy and equipment charges offset by the large decrease in general and administrative expenses. Additionally, there was a modest increase in the amount of federal insurance premiums and advertising expenses recorded during the 1999 period.

The increased commission expense of $1.8 million is the direct result of the change in compensation packages made available to retail loan officers and wholesale account executives. Retail loan officers increasingly took advantage of the Company's "net branch" program which affords the loan officer a larger commission component in exchange for a greater role in the management of the branch office along with an acceptance of responsibility for the branch office's variable expenses. Members of the wholesale account executive group have been increasingly changed to a total commission based compensation package from their former salary plus commission compensation package. These changes have increased commissions for the nine months ended September 30, 1999 from 0.15% of mortgage originations to 0.18% of mortgage loan originations

The $5.7 million increase in compensation costs for the nine months ended September 30, 1999 primarily resulted from the larger employee count during the period and also the annual adjustments afforded employees during 1999 along with increased underwriting employee compensation costs due to the internalization of the operation offset in part by the decreased compensation paid to wholesale account executives.

The majority of the $5.5 million decrease in general and administrative expenses represents decreased contract underwriting costs, due to internalization, offset by increases in other costs associated with the mortgage loan production, along with the increased costs associated with the new bank branches. The increased occupancy and equipment expense of $3.3 million along with the increased advertising costs are also associated with the opening and maintenance of the additional six bank branches operated during 1999.

FEDERAL INCOME TAXES

For the three months ended September 30, 1999, the provision for federal income taxes decreased $4.0 million to $3.8 million, from $7.8 million for the same period in 1998. The provision was 34.8% and 43.1% of pretax earnings for the periods ended September 30, 1999 and 1998, respectively. During the 1998 period, the Company had accrued its taxes payable assuming that the provision for losses would be a nondeductible item for book purposes. The Company adjusted its accrual in the fourth quarter of 1998 to bring the accrued payable to approximately 35% of pretax earnings for all of 1998.

For the nine months ended September 30, 1999, the provision for federal income taxes decreased $6.2 million to $16.3 million, from $22.5 million for the same period in 1998. The provision was 35.0% and 44.3% of pretax earnings for the periods ended September 30, 1999 and 1998, respectively. During 1998, the Company had accrued its taxes payable assuming that the provision for losses would be a nondeductible item for book purposes. The Company adjusted its accrual in the fourth quarter of 1998 to bring the accrued payable to approximately 35% of pretax earnings for all of 1998.

SEGMENT REPORTING


RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operates a network of 32 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 37 loan origination centers located predominantly in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. A majority of the mortgage loans, which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation.

TABLE 4

RETAIL BANKING OPERATIONS


                                        At or for the quarter ended         At or for the nine months ended
                                               September 30,                         September 30,
                                            1999               1998               1999               1998
                                    ---------------    ---------------    ----------------    --------------
                                                                    (In thousands)
Revenues                             $     14,798       $      9,471          $  43,377          $  22,761
Earnings before taxes                      11,275              5,868             31,845             13,367
Identifiable assets                     1,476,456            849,814          1,476,456            849,814


TABLE 5
MORTGAGE BANKING OPERATIONS

                                        At or for the quarter ended         At or for the nine months ended
                                               September 30,                         September 30,
                                            1999               1998               1999               1998
                                    ---------------    ---------------    ----------------    --------------
                                                                    (In thousands)
Revenues                                $  14,751         $  46,236           $  66,074           $107,259
Earnings before taxes                        (227)           25,590              14,739             50,727
Identifiable assets                     2,600,096         2,300,500           2,600,096          2,300,500



FINANCIAL CONDITION

     ASSETS

The Company's assets totaled $3.8 billion at September 30, 1999, an increase of $0.8 billion, or 26.7%, as compared to $3.0 billion at December 31, 1998. This increase was primarily due to increases in mortgage loans available for sale and loans held for investment offset in part by a decrease in other assets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased from $75.8 million at December 31, 1998 to $69.6 million at September 30, 1999

     LOANS RECEIVABLE, NET

Loans receivable, net increased $792.0 million, from $2.6 billion at December 31, 1998 to $3.4 billion at September 30,
1999.

Mortgage loans available for sale increased $395.5 million, or 21.6%, to $2.2 billion at September 30, 1999, from $1.8 billion at December 31, 1998. This increase is attributable to Company's ability to hold larger portions of its mortgage loan production for longer periods until sold into the secondary market.

Loans held for investment increased $397.9 million, or 53.3%, from $747.2 million at December 31, 1998 to $1.1 billion at September 30, 1999. This increase is attributable to the purchase of mortgage loans by Flagstar Capital Corporation, a subsidiary of the Bank, the origination or reclassification of loans held for sale to the investment portfolio offset by a decreased use of commercial lines of credit (i.e. warehouse lending) by mortgage banking companies. The loans Flagstar Capital Corporation bought from the Bank and moved to held for investment had a principal balance of $25.1 million. The amount of loans originated or reclassified to the investment portfolio totaled $581.2 million. Warehouse lines used at September 30, 1999 totaled $57.2 million versus $235.7 million at December 31, 1998.

     ALLOWANCE FOR LOSSES

The allowance for losses totaled $21.5 million at September 30, 1999, an increase of $1.5 million, or 7.5%, from $20.0 million at December 31, 1998. The allowance for losses as a percentage of non-performing loans was 54.8% and 53.8% at September 30, 1999 and December 31, 1998, respectively. The Company's non-performing loans totaled $39.2 million and $37.2 million at September 30, 1999 and December 31, 1998, respectively. The allowance for losses as a percentage of total loans, was 0.64% and 0.78% at September 30, 1999 and December 31, 1998, respectively. The increase in the dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the nine months ended September 30, 1999, non-performing loans increased $2.0 million, or 5.4%, and management increased the allowance for losses $1.5 million, creating a 2.9% increase in net non-performing loans.

FHLB STOCK

Holdings of FHLB stock increased from $57.8 million at December 31, 1998 to $59.1 million at September 30, 1999 as the Company's total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

     ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased from $24.8 million at December 31, 1998 to $23.7 million at September 30, 1999 as the Company's total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned. This 4.4% decrease is considered immaterial.

     REPOSSESSED ASSETS

Repossessed assets increased from $23.0 million at December 31, 1998 to $23.7 million at September 30, 1999 as the Company's non-performing loans were foreclosed upon by the Bank. This 3.0% increase is considered immaterial.

     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $155.3 million at September 30, 1999, an increase of $5.0 million, or 3.3%, from $150.3 million at December 31, 1998. During the nine months ended September 30, 1999, the Company capitalized $167.2 million, amortized $12.2 million, and sold $150.0 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $11.3 billion at September 30, 1999 versus $11.5 billion at December 31, 1998. The capitalized value of the mortgage servicing rights was 1.37% and 1.31% value at September 30, 1999 and December 31, 1998, respectively.

     OTHER ASSETS

Other assets decreased $59.0 million, or 47.4%, to $65.4 million at September 30, 1999, from $124.4 million at December 31, 1998. The majority of this decrease was attributable to the collection of receivables previously recorded in conjunction with the sale of residential mortgage loan servicing rights completed on December 31, 1998 offset by similar receivables recorded for sales completed during the nine months ended September 30, 1999. Upon the sale of the residential mortgage loans a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

LIABILITIES

The Company's total liabilities increased $713.7 million, or 24.8%, to $3.6 billion at September 30, 1999, from $2.9 billion at December 31, 1998. This increase was attributable to an increase in deposits, FHLB advances, and long term debt offset by large decreases in undisbursed payments and checks issued along with minor decreases in other liabilities, federal income tax payable, escrow accounts, and accrued interest payable.

     DEPOSIT ACCOUNTS

Deposit accounts increased $195.3 million, or 10.2%, to $2.1 billion at September 30, 1999, from $1.9 billion at December 31, 1998. This increase reflects the Company's deposit growth strategy through both its branch network and the secondary market. The number of bank branches increased from 28 at December 31, 1998 to 32 at September 30, 1999. The bank branches have generated $372.0 million in new deposits, an annualized 59.9% growth rate, since December 31, 1998. At September 30, 1999, the Company's certificates of deposit totaled $1.6 billion, or 77.0% of total deposits. These certificates carry an average balance of $45,830 and a weighted average cost of 5.65%. Approximately $900.0 million of the certificates of deposit were brokered deposits or deposits garnered through the secondary markets and carried a weighted average cost of 5.55%.

         FHLB ADVANCES

FHLB advances increased $587.0 million, or 128.7%, to $1.0 billion at September 30, 1999, from $456.0 million at December 31, 1998. The Company relies upon such advances as a source of funding for the origination or purchase of loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

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

     UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others decreased $113.0 million, or 61.2%, to $71.5 million at September 30, 1999, from $184.5 million at December 31, 1998. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. This substantial change is attributable to the general slowdown in the refinance volume experienced in the mortgage servicing portfolio.

     ESCROW ACCOUNTS

Customer escrow accounts increased $2.7 million, or 2.6%, to $107.2 million at September 30, 1999, from $104.5 million at December 31, 1998. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

     LIABILITY FOR CHECKS ISSUED

Liability for checks issued decreased $22.6 million, or 34.5%, to $43.0 million at September 30, 1999, from $65.6 million at December 31, 1998. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment.
These balances fluctuate with the size of the mortgage pipeline.

     FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable decreased $3.5 million, or 7.1%, to $45.8 million at September 30, 1999, from $49.3 million at December 31, 1998. This decrease is attributable to the payment of taxes during the nine months ended September 30, 1999 offset by an increase in the deferred tax liability created through operations.

     OTHER LIABILITIES

Other liabilities decreased $6.4 million, or 7.7%, to $76.3 million at September 30, 1999, from $82.7 million at December 31, 1998. This decrease is deemed immaterial.

                         LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average daily liquidity ratio was 6.62% for the quarter ended September 30, 1999.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended September 30, 1999 totaled $2.9 billion, a decrease of $1.6 billion, or 35.6% from $4.5 billion sold during the same period in 1998. This decrease in mortgage loan sales was attributable to the 38.8% decrease in mortgage loan originations during the quarter. The Company sold 94.3% and 91.6% of its mortgage loan originations during the three month periods ended September 30, 1999 and 1998, respectively.

Mortgage loans sold during the nine months ended September 30, 1999 totaled $11.0 billion, a decrease of $1.0 billion, or 8.3% from $12.0 billion sold during the same period in 1998. This decrease in mortgage loan sales was attributable to the 6.1% decrease in mortgage loan originations. The Company sold 90.1% and 91.7% of its mortgage loan originations during the nine month periods ended September 30, 1999 and 1998, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $1.0 billion outstanding at September 30, 1999. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 1999, the Company had outstanding rate-lock commitments to lend $693.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $30.6 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 1999, the Company had outstanding commitments to sell $978.3 million of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $375.0 million at September 30, 1999. Such commitments include $377.3 million in warehouse lines of credit to various mortgage companies, of which $52.7 million was advanced at September 30, 1999.

     CAPITAL RESOURCES.

At September 30, 1999, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

STOCK BUYBACK

The board of directors of Flagstar Bancorp released data on October 27, 1999 which stated that the Company has repurchased a total of 571,850 shares, or approximately 4.2 % of its outstanding shares. These shares were repurchased at a weighted price of $14.94 per share. The repurchased shares totaled approximately 9.1% of the stock currently available for purchase but not owned by Flagstar's founders, executive management, and directors. Flagstar insiders and affiliates collectively own over 50% of the Company's outstanding common shares.

The repurchased shares were acquired under the Company's Stock Repurchase Program adopted on September 21, 1999. The program allows management to repurchase up to $15 million of the Company's common stock by September 30, 2000. The repurchased shares will be reserved for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

ITEM 3.  MARKET RISK

In its mortgage banking operations, the Company is exposed to market risk in the form of interest rate risk from the time the interest rate on a mortgage loan application is committed to by the Company through the time the Company sells or commits to sell the mortgage loan. On a daily basis, the Company analyzes various economic and market factors and, based upon these analyses, projects the amount of mortgage loans it expects to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the number of mortgage loans on which the Company has issued binding commitments (and thereby locked in the interest rate) but has not yet closed ("pipeline loans") to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resultant mismatching of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this is not anticipated, the Company will not have made commitments to sell these additional pipeline loans and may incur losses upon their sale as the market rate of interest will be higher than the mortgage interest rate committed to by the Company on such additional pipeline loans. To the extent that the hedging strategies utilized by the Company are not successful, the Company's profitability may be adversely affected.

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


                                    FLAGSTAR BANCORP, INC.



Date:    November 12, 1999          /S/ Thomas J. Hammond
                                    ---------------------
                                    Thomas J. Hammond
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)




                                    /S/ Michael W. Carrie
                                    ---------------------
                                    Michael W. Carrie
                                    Executive Vice President and
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
Exhibit 11                          Computation of Net Earnings per Share
Exhibit 27                          Financial Data Schedule