Form 10-K
period 1999-12-31
FLAGSTAR BANCORP INC
filed 2000-03-30
CIK 1033012

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

MARK ONE

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-22353

                             FLAGSTAR BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN                   38-3150651
--------------------------------  --------------------
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)   Identification No.)

2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN       48302-0953
-----------------------------------------------     -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The registrants voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($12.875 per share) at which the stock was sold on March 17, 2000 was approximately $69.7 million. For purposes of this calculation, the term "affiliate" refers to all executive officers and directors of the registrant and all stockholders beneficially owning more than 10% of the registrant's Common Stock.

As of March 17, 2000, 12,535,073 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Shareholders for the year ended December 31, 1999. (Parts I and II)

     2. Portions of Proxy Statement for 1999 Annual Meeting of Shareholders. (Part III)

                               TABLE OF CONTENTS

PART I
 Item 1.       Business                                                          3
 Item 2.       Properties                                                       11
 Item 3.       Legal Proceedings                                                11
 Item 4.       Submission of Matters to a Vote of Security Holders              11

PART II
 Item 5.       Market for the Company's Common Stock and Related
                Stockholder Matters                                             11
               Management's Report                                              12
 Item 6.       Selected Financial Data                                          13
 Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                       14
 Item 7a.      Quantitative and Qualitative Disclosures about Market Risk       28
 Item 8.       Financial Statements                                             29
 Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                        61

PART III
 Item 10.      Directors and Executive Officer of the Registrant                61
 Item 11.      Executive Compensation                                           61
 Item 12.      Security Ownership of Certain Beneficial Owners and
                Management                                                      61
 Item 13.      Certain Relationships and Related Transactions                   61

PART IV
 Item 14.      Exhibits, Financial Statements Schedules and Reports on Form
                8-K                                                             62
               Signatures                                                       63

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

PART I

ITEM 1. BUSINESS

GENERAL

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. With $4.3 billion in assets at December 31, 1999, Flagstar is the largest independent savings institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company's primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

The mortgage loans are securitized and sold in order to generate mortgage servicing rights. The Company invests in a significant amount of its loan production in order to maximize the Company's leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

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

LENDING ACTIVITIES

Flagstar is a consumer-oriented financial services organization. The Company's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company's primary lending activity. During 1999, Flagstar continued to be among the country's top twenty largest originators. Although at a comparatively lesser volume, the Company originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

The Company conducts its retail lending operations from 35 bank branches and 38 loan origination centers located in Michigan, Florida, Ohio, and California. The Company's largest concentration of offices is in southern Michigan, where all of its bank branches and 33 of its loan centers are located. The Company also has three loan centers in central Florida, one loan center in central Ohio, and one loan center in California. At December 31, 1999, the largest percentage of loans held and serviced by the Company related to properties located in southern Michigan. The Company also maintains 16 wholesale lending offices which conduct business with correspondent mortgage lenders nationwide.

MORTGAGE LOANS

The origination or acquisition of residential mortgage loans constitutes the most significant lending activity of the Company. During 1999, The Company was credited as the 18th largest originator in the United States. The Company originated or acquired $14.6 billion, $18.8 billion, and $7.9 billion of mortgage loans during the years ended December 31, 1999, 1998, and 1997, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. The Company offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of the Company's products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and the Government National Mortgage Association ("GNMA"). The Company also offers other residential mortgage loans which meet the Company's underwriting guidelines but which may have other terms and conditions customized to meet the needs of the borrower.

The Company, as a part of its overall mortgage banking strategy securitizes the majority of its mortgage loans through FHLMC, FNMA, or GNMA. The Company generally only securitizes its longer-term, fixed-rate loans while it invests in the shorter duration and adjustable rate product it originates. Securitization is the process by which mortgage loans owned by the Company are exchanged for mortgage-backed securities that are guaranteed by either FHLMC, FNMA, or GNMA and are collateralized by the same mortgage loans that were exchanged. These mortgage-backed securities are then sold to a secondary market investor. The servicing related to the sold loans is generally retained by the Company and later sold in bulk sales to other secondary market investors. The Company, for the most part, does not sell the servicing rights to loans originated within its retail market area. See Notes 3, 4, and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

The Company's written underwriting guidelines for mortgage loans employ a system of internal controls designed to maintain the quality of the mortgage loan portfolio. All mortgage loans are reviewed by an underwriter at the Company's national headquarters or at one of the Company's wholesale lending centers. The Company also employs contract underwriters employed by mortgage insurance companies to underwrite loans. Additionally, certain correspondents of the Company have been delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter is warranted by the individual underwriter's employer whether it be a mortgage company or a mortgage insurance company. If the loan amount exceeds the maximum purchase limitation of FHLMC and FNMA, but is less than $500,000, a senior Bank officer must also approve the loan. If the loan exceeds $500,000, the Company's Chief Executive Officer or President must also approve the loan.

In order to further protect the company from loss, the Company generally requires that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the ratio that the original principal amount of a loan bears to the appraised value of the mortgaged property or, in the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan. The Company requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Company are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Company. The Company is further protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy covering a lack or inadequacy of the mortgagor's required insurance.

The Company utilizes three production channels to acquire mortgage loans. Each production channel produces similar product and each loan acquired is underwritten by the Company.

     WHOLESALE
In a wholesale purchase transaction, the Company supplies the funding for the transaction at the closing table. The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from the Company. During 1999, the Company closed $7.4 billion utilizing this origination channel. The Company ended 1999 as 11th largest wholesale originator in the United States.

     CORRESPONDENT
In a correspondent purchase transaction, the Company purchases the loan after the mortgage company has funded the transaction. The mortgage company completes the whole origination process and the Company pays a servicing release premium plus a market price for the loan. During 1999, the Company closed $6.0 billion utilizing this origination channel. The Company ended 1999 as 15th largest correspondent originator in the United States.

     RETAIL
In a retail transaction, the Company originates the loan through a loan officer representative of the Company. The Company funds the transaction. The Company completes the whole origination process. During 1999, the Company closed $1.2 billion utilizing this origination channel.

CONSUMER LOANS

At December 31, 1999, Flagstar's consumer loan portfolio totaled $187.8 million, or 4.9% of its total loan portfolio. The largest component of the Company's consumer loan portfolio are loans which are secured by real estate but is classified as a consumer loan. The adjustable-rate and fixed rate equity line loans, the second mortgage loans, and the home improvement loans total approximately $178.0 million, or 94.8% of the total consumer loan portfolio. The remaining balance of consumer loans, or approximately $9.8 million, consisted of loans such as personal lines of credit, and automobile loans. Flagstar's underwriting standards for a consumer loan include an analysis of the applicant's payment history on other indebtedness and an assessment of the applicant's ability to meet existing obligations as well as payments on the proposed loan. Equity line loans, second mortgage loans, and home improvement loans are secured by a mortgage on the borrower's home. During 1999, the Company originated a total of $178.9 million in consumer loans.

COMMERCIAL LENDING

During 1996, Flagstar opened its Bloomfield Hills commercial lending division. This division began to solicit potential customers for commercial loans in the Detroit metropolitan area. This division has expanded its coverage to include the full retail market area serviced by the retail banking division. During 1999, the Company originated $94.1 million in commercial loans. Additionally, in 1996 the Company expanded its offering of warehouse lines of credit to a number of correspondent mortgage lenders headquartered across the United States. During 1999, the Company issued 20,901 advances totaling $2.7 billion.

     COMMERCIAL REAL ESTATE LOANS
At December 31, 1999, the Company's commercial real estate loan portfolio totaled $143.7 million, or 3.7% of the Company's total loan portfolio.

The Company's commercial real estate loans generally range from $50,000 to $10,000,000, and are typically fixed-rate loans for up to five-year terms or adjustable-rate loans for up to ten-year terms, with payment schedules based on amortization periods of up to 25 years. Applications for commercial real estate loans are reviewed and approved by a committee consisting of senior management of the Company.

All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Company's loan-to-value ratio requirements of no higher than 80%. The Company also generally requires a minimum debt-service ratio of 1.1 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan.

     NON-REAL ESTATE COMMERCIAL LOANS
The Company offers a variety of non-real estate commercial loans, including demand, term, and line-of-credit loans. At December 31, 1999, the Company's non-real estate commercial loan portfolio was $7.0 million, or 0.2% of its total loan portfolio.

The Company's underwriting policy with respect to non-real estate commercial loans is based primarily upon the financial stability of the borrower and the borrower's business, the enforceability and collectibility of any relevant guarantees and the quality of any assets used as collateral.

     WAREHOUSE LENDING
These loans are granted for terms of one day to 30 days. Warehouse lines of credit are used by mortgage lenders to fund the closing of a mortgage loan which most often is acquired by the Company. The aggregate amount of warehouse lines of credit granted by the Company to other mortgage lenders was $335.8 million of which $46.2 million was outstanding at December 31, 1999 versus $450.8 million in lines of which $235.7 million was outstanding at December 31, 1998. Each borrowing consummated under the warehouse lending division is collateralized by a mortgage loan. These lines of credit are also personally guaranteed by a qualified principal officer of the borrower. Each mortgage lender which applies for a warehouse line of credit must be approved under the

Company's commercial loan standards. It is not a requirement of the warehouse lending division that the loan collateralizing the borrowing be sold to Flagstar or that the borrower be a correspondent of the Company.

LOANS BY TYPE

The following table sets forth the Company's total loans at December 31, 1999, categorized as having fixed interest rates or adjustable interest rates.

                                            Fixed          Adjustable
                                             Rate             Rate            Total
                                          -------------------------------------------
                                                         (In Thousands)
Mortgage loans available for sale         $1,196,394       $1,033,987      $2,230,381
Mortgage loans held for investment           290,158          879,623       1,169,781
Second mortgage loans                        145,075               --         145,075
Commercial real estate                       127,864           15,788         143,652
Construction                                  46,838               --          46,838
Consumer                                      11,537           31,221          42,758
Non-real estate commercial                     1,743            5,281           7,024
Warehouse lending                                 --           46,222          46,222
                                          -------------------------------------------
Total                                     $1,819,609       $2,012,122      $3,831,731
                                          ===========================================

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar's loan portfolio at December 31, 1999, assuming that principal repayments are made in accordance with the contractual terms of the loans.

                               Within      1 Year      2 Years      3 Years       5 Years      10 Years       Over
                               1 Year    To 2 Years   To 3 Years   To 5 Years   To 10 Years   To 15 Years   15 Years     Totals
                              ---------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
Mortgage loans available for
  sale                        $195,548    $181,790     $168,987     $314,118    $  606,958     $369,582    $393,398    $2,230,381
Mortgage loans held for
  investment                   111,454     103,588       96,177      159,229       313,695      191,847     193,791     1,169,781
Commercial real estate          23,964      22,200       20,552       38,010        38,926           --          --       143,652
Second mortgage                 18,437      16,719       15,161       27,492        55,418       11,848          --       145,075
Construction                    46,838          --           --           --            --           --          --        46,838
Consumer                         5,508       5,014        4,563        8,306        16,859        2,508          --        42,758
Warehouse lending               46,222          --           --           --            --           --          --        46,222
Non-real estate commercial       3,008       2,692        1,324           --            --           --          --         7,024
                              ---------------------------------------------------------------------------------------------------
Total                         $450,979    $332,003     $306,764     $547,155    $1,031,856     $575,785    $587,189    $3,831,731
                              ===================================================================================================

ASSET QUALITY

Flagstar has implemented comprehensive internal asset review systems to provide for early detection of problem assets. The Company's asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience, and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans which could cause the Company a potential loss. Refer to four schedules included hereafter (Tables 10 through 13), on pages 27-28, which set forth certain information about the Company's non-performing assets.

DELINQUENT LOANS. Residential property loans are considered by the Company to be delinquent when any payment of principal and/or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, the Company will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company's procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. The Company customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Company parameters. The Company's Collection Department makes telephone and/or personal contact with borrowers after a

30-day delinquency. In certain cases, the Company recommends that the borrower seek credit counseling assistance and may grant forbearance if the Company determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Company ceases the accrual of interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected. At December 31, 1999, the Company had $67.5 million in loans which were determined to be delinquent and $41.8 million which were determined to be non-performing and for which interest accruals had ceased.

REPOSSESSED ASSETS. Real property which the Company acquires as a result of foreclosure proceedings is classified as "real estate owned" until it is sold or otherwise disposed of. The Company's Foreclosure Committee decides whether to rehabilitate the property or sell it "as is," and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, the Company is able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but the Company invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 1999, the Company held approximately $21.4 million of repossessed assets.

SOURCES OF FUNDS

Customer deposits, which totaled $2.3 billion at December 31, 1999, represent the principal funding source for Flagstar's lending and investing activities. The Company also derives funds from operations, loan principal payments, loan sales, advances from the FHLB, customer escrow accounts, and the capital markets.

DEPOSIT ACTIVITIES. Flagstar has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, including savings accounts, checking and NOW accounts, and various money market accounts. Flagstar primarily relies upon its network of branches, their strategic location, the quality and efficiency of its customer service, and its pricing policies to attract deposits.

The following table sets forth information relating to the Company's deposit flows for each of the years indicated:

                                                             For the years ended December 31,
                                                 1999          1998          1997         1996        1995
                                              --------------------------------------------------------------
                                                                      (In Thousands)
Total deposits at the beginning of the
  year                                        $1,923,370    $1,109,933    $  624,485    $526,974    $307,624
Interest credited                                112,493        82,452        50,143      30,431      25,123
Net deposit increase/(decrease)                  225,100       730,985       435,305      67,080     194,227
                                              --------------------------------------------------------------
Total deposits at the end of the year         $2,260,963    $1,923,370    $1,109,933    $624,485    $526,974
                                              ==============================================================

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, Flagstar is required to own stock in the FHLB. Flagstar is authorized to apply for advances from the FHLB using its mortgage loans as collateral. The FHLB generally permits advances up to 50% of the Company's "adjusted assets", which are defined as assets reduced by outstanding advances. At December 31, 1999, advances to the Company by the FHLB totaled $1.5 billion, or 52.1% of adjusted assets. Of the $1.5 billion outstanding at year-end, $377.0 million, or 25.5% of the Company's total FHLB advances, consisted of daily borrowings which may be "put" back or paid off at the Company's option without penalty. Refer to Note 9 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's FHLB advances.

LOAN PRINCIPAL PAYMENTS. In its capacity as an investor in loans, the Company will derive funds from the repayment of principal on the loans it holds in its portfolio. Payments totaled $928.8 million during 1999, representing an increase of $439.4 million, or 89.7%, compared to 1998. This increase, was attributable to the increased asset base and the continuation of the lower interest rate environment during the first half of 1999 similar to the environment experienced in 1998. This lower rate environment allowed for an increase in the amount of loan refinancings and payoffs.

LOAN SALES. As part of the Company's mortgage banking operation, the Company originates loans and then sells these loans to other investors. Sales of mortgage loans totaled $12.9 billion in 1999, compared to $17.8 billion sold in 1998. The sales recorded during 1999 were lower than in 1998 for two reasons. Primarily, they were lower because of the decreased loan origination volume but, the Company also retained a portion of the loans for investment purposes.

CUSTOMER ESCROW ACCOUNTS. As a servicer of mortgage loans for others and for that matter as the servicer of its own loans, the Company holds funds in escrow for the other investors, various insurance entities or for the government taxing authorities. Escrow accounts on mortgage loans decreased from $104.5 million at December 31, 1998 to $75.3 million at December 31, 1999. This decrease was caused by a decrease in the amount of total residential mortgage loans serviced by the Company at December 31, 1999 from $21.0 billion at December 31, 1998 to $16.2 billion.

CAPITAL MARKETS. Since 1997, The Company and its subsidiaries has completed three public offerings to generate funds to be utilized by the Company and more importantly has utilized these funds to increase regulatory capital in the Bank.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million. The common stock is traded on the Nasdaq Stock Market under the symbol "FLGS".

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The preferred stock is traded on the Nasdaq Stock Market under the symbol "FLGSP".

On April 27, 1999, Flagstar Trust completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The preferred securities are traded on the Nasdaq Stock Market under the symbol "FLGSO".

SUBSIDIARY ACTIVITIES

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. ("DIA"), Flagstar Commercial Corporation ("FCC"), Flagstar Credit Corporation ("Credit"), Flagstar Trust (Trust), and Flagstar Investment Group, Inc. ("Investment"). DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offers a full-service brokerage service. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC is the holding company for cdbid.com, an internet startup company. Trust is a Delaware trust whose common securities are owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in an initial public offering.

The Bank, the Company's primary subsidiary, is a federally chartered, stock savings bank headquartered in Bloomfield Hills, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation ("Mortgage"), Flagstar Capital Corporation ("Capital"), Mid-Michigan Service Corporation ("Mid-Michigan"), and SSB Funding Corporation ("Funding"). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital has issued publicly-owned preferred stock and is a real estate investment trust whose common stock is owned solely by the Bank. Capital purchases mortgage loans from the Bank and holds them for investment purposes.

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

GRAMM-LEACH-BLILEY. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("the 1999 Act"), which significantly reforms various aspects of the financial services business. The 1999 Act includes provisions which: 1) establishes a new framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; 2) generally causes banks to be subject to the same securities regulation as other providers of securities products; 3) prohibits new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities; 4) provides consumers with new protections regarding the transfer and use of their nonpublic personal information by financial institutions; and 5) changes the FHLB system in numerous ways, which are described in more detail below.

The provisions in the 1999 Act that permit full affiliations between bank holding companies or banks and other financial companies do not increase the Company's authority to affiliate. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the 1999 Act. It is expected, however, that these provisions will benefit competitors of the Company.

The prohibition on the ability of new unitary savings and loan holding companies to engage in nonfinancial activities or affiliating with nonfinancial entities generally applies only to savings and loan holding companies that were not, or had not submitted an application to become, savings and loan holding companies as of May 4, 1999. Since the Company was treated as a unitary savings and loan holding company prior to that date, the 1999 Act will not prohibit the Company from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the 1999 Act generally restricts any nonfinancial entity from acquiring the Company unless such nonfinancial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999.

Management does not believe that complying with the new consumer privacy provision will have a significant impact on the Company's business.

Changes to the FHLB system in the 1999 Act included a change in the manner of calculating the Resolution Funding Corporation ("REFCORP") obligations payable by the FHLBs; a broadening in the purposes for which FHLB advances may be used; and removal of the requirement that federal savings associations be FHLB members. Previously, the aggregate amount of the annual REFCORP obligation paid by all FHLBs was $300 million. The 1999 Act imposes an annual obligation equal to 20% of the net earnings of the FHLBs. This change will result in a greater obligation in years where FHLBs have high income levels, thereby reducing the return on members' investments. The broadening in the purpose for which FHLB advances can be used could result in higher borrowing costs because of increased demand for advances.

COMPETITION

Based on total assets at December 31, 1999, the Company is the largest independent savings institution headquartered in Michigan. The Company faces substantial competition in attracting deposits at its bank branches. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area.

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

PERSONNEL

At December 31, 1999, the Company had 1,627 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, and a 401K savings and investment plan. Flagstar's management considers its employee relations to be excellent.

EXECUTIVE OFFICERS

           Name and Age                                     Position(s) Held
--------------------------------------------------------------------------------------------------
Thomas J. Hammond, 56                 Chief Executive Officer of the Company and the Bank
Mark T. Hammond, 34                   President of the Company and the Bank
Joan H. Anderson, 49                  Executive Vice President of the Company and the Bank
Michael W. Carrie, 45                 Executive Vice President and Chief Financial Officer of the
                                      Company and the Bank
Kirstin Hammond, 34                   Executive Vice President of the Bank
Robert O. Rondeau, Jr., 34            Executive Vice President of the Bank

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

ITEM 2. PROPERTIES

The Company operates from 35 bank branches and 38 retail loan origination offices in Michigan, Florida, California, and Ohio. The Company also maintains sixteen wholesale loan offices. Flagstar owns the buildings and land for 12 of its offices, owns the building but leases the land for one of its offices, and leases the remaining 79 offices. The buildings with leases have lease expiration dates ranging from 2000 to 2012. At December 31, 1999, the total net book value of all of the Company's offices was approximately $9.8 million.

The Company leases two adjacent buildings in Bloomfield Hills, Michigan, which house its executive offices. Substantially all of its operational and support functions for its mortgage lending activities are housed in this facility. The Company houses its retail banking operation from its owned facility in Jackson, Michigan.

The Company has begun construction of a new headquarters facility located in Troy, Michigan. The estimated construction cost for this facility totals $30.0 million with an estimated completion date in Fall 2000. At December 31, 1999, the Company has capitalized approximately $8.4 million.

The Company utilizes a highly sophisticated server-based data processing system. At December 31, 1999, the net book value of the Company's computer related equipment (including both hardware and software) was approximately $9.8 million.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 1999, there were no legal proceedings which management anticipates would have a material adverse effect on the Company. See Note 13 of Notes to Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company's common stock is traded on the NASDAQ Stock Market. The trading symbol is FLGS. At March 17, 2000, there were 12,535,073 shares of the Company's common stock outstanding.

QUARTERLY STOCK PRICE/DIVIDEND INFORMATION

The following table summarizes the Company's common stock price and dividend activity for:

                               Quarter Ended(2)
12/31/99  9/30/99   6/30/99   3/31/99   12/31/98  9/30/99   6/30/98   3/31/98
                         High price during the period
$17.250   $26.000   $28.375   $30.125   $30.500   $29.000   $28.875   $27.000
                         Low price during the period
 14.750    12.625    21.000    25.000    20.000    20.750    23.125    17.500
                    Closing price at the end of the period
 17.250    15.375    25.250    26.500    26.125    23.125    24.375    26.500
                           Price/earnings ratio(1)
  6.3x      5.1x      7.8x      8.4x      9.0x      9.5x     11.3x      7.6x
            Dividends per common share declared during the period
 $0.10     $0.10     $0.08     $0.08     $0.08     $0.07     $0.07     $0.06

(1) Based on most recent twelve-month diluted earnings per share and end-of-period stock prices.

(2) The over-the-market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

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

Management assessed the Company's internal control structure over financial reporting presented in conformity with both GAAP and in the creation of the TFR at of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over the financial reporting presented for both GAAP and the TFR, as of December 31, 1999.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1999.

     /s/ THOMAS J. HAMMOND             /s/ MARK T. HAMMOND             /s/ MICHAEL W. CARRIE

       Thomas J. Hammond                 Mark T. Hammond                 Michael W. Carrie
     Chairman of the Board                Vice Chairman               Executive Vice President
  and Chief Executive Officer             and President             and Chief Financial Officer

March 21, 2000

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
SUMMARY OF CONSOLIDATED STATEMENTS OF EARNINGS:

                                                                 At or for the years ended December 31,
                                                     1999           1998           1997        1996(1)         1995
                                                  --------------------------------------------------------------------
                                                                   (In thousands, except share data)

  Interest income                                    $238,670       $191,261      $122,752       $76,179       $71,304
  Interest expense                                    173,732        137,187        80,033        45,967        41,443
                                                  --------------------------------------------------------------------
Net interest income                                    64,938         54,074        42,719        30,212        29,861
  Provisions for losses                                 7,296         18,631         5,015         2,604           238
                                                  --------------------------------------------------------------------
Net interest income after provisions for losses        57,642         35,443        37,704        27,608        29,623
  Other income                                         81,981        118,413        59,836        58,534        36,988
  Operating and administrative expenses                80,430         86,843        62,503        58,820        41,716
                                                  --------------------------------------------------------------------
Earnings before federal income tax provision           59,193         67,013        35,037        27,322        24,895
  Provision for federal income taxes                   20,772         25,950        13,265        10,299         9,419
                                                  --------------------------------------------------------------------
Net earnings                                         $ 38,421       $ 41,063      $ 21,772       $17,023       $15,476
                                                  ====================================================================
Basic earnings per share:                               $2.83          $3.00         $1.70         $1.51         $1.37
Diluted earnings per share:                             $2.75          $2.90         $1.68         $1.51         $1.37
Dividends per common share                              $0.36          $0.28         $0.06         $0.09         $0.18
Dividend payout ratio                                  12.72%          9.32%         3.77%         5.87%        12.92%
SUMMARY OF CONSOLIDATED STATEMENTS OF FINANCIAL
  CONDITION:
  Total assets                                    $ 4,310,039    $ 3,046,445    $1,901,084    $1,297,226    $1,045,094
  Loans receivable                                  3,808,731      2,558,716     1,655,259     1,110,836       923,933
  Mortgage servicing rights                           131,831        150,258        83,845        30,064        27,957
  Deposits                                          2,260,963      1,923,370     1,109,933       624,485       526,974
  FHLB advances                                     1,477,000        456,019       482,378       389,801       191,156
  Stockholders' equity                                185,714        163,852       126,617        78,468        62,445
OTHER FINANCIAL AND STATISTICAL DATA:
  Tangible capital ratio                                6.76%          6.44%         5.40%         5.58%         5.19%
  Core capital ratio                                    6.80%          6.54%         5.62%         6.01%         5.84%
  Total risk-based capital ratio                       13.16%         12.93%        11.74%        10.91%        10.12%
  Equity-to-assets ratio (at the end of the
    period)                                             4.31%          5.38%         6.66%         6.05%         5.98%
  Equity-to-assets ratio (average for the
    period)                                             4.69%          5.03%         6.22%         6.19%         5.54%
  Book value per share                                 $14.41         $11.98         $9.26         $6.97         $5.55
  Shares outstanding                                   12,891         13,670        13,670        11,250        11,250
  Average shares outstanding                           13,559         13,670        12,837        11,250        11,274
  Mortgage loans originated or purchased          $14,550,258    $18,852,885    $7,873,099    $6,791,665    $5,195,605
  Mortgage loans sold                             $12,854,514    $17,803,958    $7,222,394    $6,581,897    $4,760,806
  Mortgage loans serviced for others              $ 9,519,926    $11,472,211    $6,412,797    $4,801,581    $6,788,530
  Capitalized value of mortgage servicing rights        1.38%          1.31%         1.31%         0.63%         0.41%
  Interest rate spread                                  1.85%          1.85%         2.10%         2.13%         2.36%
  Net interest margin                                   2.02%          2.14%         2.74%         3.07%         3.46%
  Return on average assets                              1.05%          1.45%         1.29%         1.53%         1.63%
  Return on average equity                             21.37%         28.77%        20.69%        24.68%        29.42%
  Efficiency ratio                                      53.9%          49.6%         59.7%         64.8%         60.4%
  Charge off ratio                                      0.14%          0.17%         0.20%         0.13%         0.00%
  Ratio of allowances to total loans                    0.60%          0.78%         0.33%         0.31%         0.23%
  Ratio of non-performing assets to total assets        1.47%          1.97%         3.29%         3.16%         1.25%
  Ratio of allowance to non-performing loans           54.98%         53.78%        12.41%        11.43%        19.67%
  Number of Bank branches                                  35             28            19            15            13
  Number of retail loan origination centers                38             31            35            41            31
  Number of correspondent offices                          16             15            16            10             9

(1) The 1996 earnings reflect the one time SAIF assessment of $3.4 million ($2.2 million after tax) paid in September 1996. Without this assessment, earnings would have been $19.2 million and return on average equity, return on average assets and the efficiency ratio would have been 27.87%, 1.73%, and 61.0%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

In 1993, Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), was formed in order to become the holding company for Flagstar Bank, FSB, a federally chartered stock savings bank founded in 1987. Flagstar completed an initial public offering ("IPO") of common stock in May 1997. Since 1994, the Company has worked to increase its retail banking franchise. Initiated by the acquisition of Security Savings Bank, F.S.B., the Company has increased its bank branch locations each year. This growth has been achieved by aggressively developing the Company's core businesses. This consistent focus on retail and wholesale mortgage lending, retail deposit gathering, and mortgage loan servicing has allowed the Company to increase its net interest income and recurring fee income. The Company's continued focus on information processing technology has allowed Flagstar to maintain double digit annual growth while keeping control over operating expenses. As a result, Flagstar has continued to be a highly profitable company over the years, maintaining high returns for its stockholders. With $4.3 billion in assets at December 31, 1999, Flagstar is the largest independent savings institution headquartered in Michigan. Flagstar was the 18th largest mortgage originators in the United States with $14.6 billion in mortgage originations during 1999.

RESULTS OF OPERATIONS

Flagstar's net income totaled $38.4 million ($2.75 per share - diluted) for the year ended December 31, 1999, compared to $41.1 million ($2.90 per share - diluted) in 1998, and $21.8 million ($1.68 per share - diluted) in 1997. The 1999 earnings constitute a 6.6% decrease in profitability versus 1998. The 1998 earnings constitute a 88.5% increase in profitability from 1997.

The earnings volatility of the Company is a direct byproduct of the dual operations of the Company. The Company's operations are broken down into two distinct business lines: mortgage banking and retail banking. During each of the successive periods between 1997 and 1999 the retail banking operation has increased its asset base and has increased its net earnings before tax. During 1999, the retail banking operation produced approximately 2/3 of the pre-tax earnings of the Company. The retail banking operation also controls approximately 39% of the identifiable assets of the Company.

The mortgage banking operation which also has had substantial growth in its revenue generating capabilities is a much more volatile source of earnings. During 1998, the Company experienced a 199.6% increase in pre-tax earnings only to have a 58.6% decline in pre-tax earnings the following year. This earnings fluctuation is in direct contrast to the increasing asset base attributable to the operation.

During each of the last three years, there has been an increased level of earnings attributable to net interest income. During 1999 there was a 20.0% increase and in 1998 there was a 26.7% increase. These increases are attributable to increases in the amount of average earning assets during each successive period. This increase in revenue has been offset by the fluctuating gains recorded on the sales of mortgage loans originated in the mortgage banking operation. These gain fluctuations are the direct result of similar fluctuations in the amount of mortgage loan originations.

NET INTEREST INCOME

The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates. During 1999, the Company earned $64.9 million in net interest income, which represents an increase of 20.0% compared to the amount reported in 1998 and represented 44.2% of the Company's total revenue in 1999. This increase is primarily attributable to a $687.1 million, or 27.1%, increase in average earning assets.

During 1998, the Company earned $54.1 million in net interest income, which represented an increase of 26.7% compared to the $42.7 million reported in 1997 and 31.4% over 1998 revenue. The 1998 increase was primarily attributable to a $973.0 million increase in average earning assets.

The Company's net interest spread remained constant at 1.85% during 1999 and 1998. During 1998, the spread had decreased .25% in comparison to the 2.10% recorded in 1997. The majority of the Company's assets are long term mortgage loans it has originated and is currently preparing to sell which are being funded with short term liabilities.

The Company then sells these mortgage loans upon their conversion to a mortgage-backed security, usually within 90 days. The yield earned on the Company's earning assets decreased from 7.87% during 1997 to 7.55% in 1998, and decreased again in 1999 to 7.41%. The Company's cost of interest-bearing liabilities decreased from 5.77% in 1997 to 5.70% during 1998, and decreased again in 1999 to 5.56%.

As the Company's spread has decreased over the last two years so too has the Company's net interest margin. The margin decreased from 2.74% in 1997 to 2.14% during 1998, and down to 2.02% in 1999. Each of these decreases were the result of the decrease in the ratio of earning assets to interest-bearing liabilities. As the Company has increased its earning asset base, each additional asset is added with a corresponding paying liability. This method of increasing the asset base has created marginal assets with an interest margin equal to the prevailing interest spread which has been less than the reported margins.

Table 1 presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and the amortization of net deferred loan origination costs. Non-accruing loans were included in the average loan amounts outstanding.

TABLE 1

AVERAGE YIELDS EARNED AND RATES PAID

                                                              For the years ended December 31,
                              ------------------------------------------------------------------------------------------------
                                           1999                             1998                             1997
                              ------------------------------   ------------------------------   ------------------------------
                               Average                Yield/    Average                Yield/    Average                Yield/
                               Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest    Rate
                              ------------------------------------------------------------------------------------------------
                                                                       (In Thousands)
INTEREST-EARNING ASSETS:
Loans receivable, net         $3,146,798   $233,188    7.41%   $2,478,955   $187,124    7.55%   $1,526,873   $120,214    7.87%
FHLB stock                        60,700      4,858    8.00        49,970      4,000    8.00        30,685      2,471    8.05
Other                             11,390        624    5.48         2,851        137    4.81         1,238         67    5.41
                              ---------------------            ---------------------            ---------------------
Total                          3,218,888   $238,670    7.41%    2,531,776   $191,261    7.55%    1,558,796   $122,752    7.87%
Other assets                     436,890                          306,904                          133,963
                              ----------                       ----------                       ----------
Total assets                  $3,655,778                       $2,838,680                       $1,692,759
                              ==========                       ==========                       ==========
INTEREST-BEARING
  LIABILITIES:
Deposits                      $2,099,319   $112,493    5.36%   $1,452,325   $ 82,452    5.68%   $  878,064   $ 50,143    5.71%
FHLB advances                    889,363     49,136    5.52       833,944     48,332    5.80       480,062     28,709    5.98
Other                            135,216     12,103    8.95       119,250      6,403    5.37        28,671      1,181    4.12
                              ---------------------            ---------------------            ---------------------
Total interest-bearing
  liabilities                  3,123,898   $173,732    5.56%    2,405,519   $137,187    5.70%    1,386,797   $ 80,033    5.77%
Other liabilities                352,055                          290,442                          200,721
  Stockholders equity            179,825                          142,720                          105,241
                              ----------                       ----------                       ----------
Total liabilities and
  Stockholders equity         $3,655,778                       $2,838,680                       $1,692,759
                              ==========                       ==========                       ==========
Net interest-earning assets   $   94,990                       $  126,257                       $  171,999
                              ==========   --------            ==========   --------            ==========   --------
Net interest income                        $ 64,938                         $ 54,074                         $ 42,719
                                           ========    ----                 ========    ----                 ========    ----
Interest rate spread                                   1.85%                            1.85%                            2.10%
                                                       ====                             ====                             ====
Net interest margin                                    2.02%                            2.14%                            2.74%
                                                       ====                             ====                             ====
Ratio of average
  interest-earning assets to
  interest-bearing
  liabilities                                           103%                             105%                             112%
                                                       ====                             ====                             ====

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

TABLE 2

RATE/VOLUME ANALYSIS

                                                           For the years ended December 31,
                                        ----------------------------------------------------------------------
                                                1999 versus 1998                      1998 versus 1997
                                              Increase (Decrease)                   Increase (Decrease)
                                                    Due To:                               Due To:
                                        Volume         Rate        Total      Volume         Rate        Total
                                        --------------------------------      --------------------------------
                                                                    (In Millions)
EARNING ASSETS:
Loans receivable, net                   $50.4          $(4.3)      $46.1      $74.9          $(8.0)      $66.9
FHLB stock                                0.9            0.0         0.9        1.5            0.0         1.5
Other                                     0.4            0.0         0.4        0.1            0.0         0.1
                                        --------------------------------      --------------------------------
Total                                   $51.7          $(4.3)      $47.4      $76.5          $(8.0)      $68.5
INTEREST-BEARING LIABILITIES:
Deposits                                $36.7          $(6.7)      $30.0      $32.8          $(0.5)      $32.3
FHLB advances                             3.2           (2.4)        0.8       21.2           (1.5)       19.7
Other                                     0.9            4.8         5.7        3.6            1.5         5.1
                                        --------------------------------      --------------------------------
Total                                   $40.8          $(4.3)      $36.5      $57.6          $(0.5)      $57.1
                                        --------------------------------      --------------------------------
Change in net interest income           $10.9          $(0.0)      $10.9      $18.9          $(7.5)      $11.4
                                        ================================      ================================

NON-INTEREST INCOME

Flagstar's non-interest income totaled $82.0 million for the year ended December 31, 1999, compared to $118.4 million in 1998 and $59.8 million in 1997. The 1999 results constitute a 30.7% decrease over 1998 and the 1998 results reflect a 98.0% increase over 1997.

LOAN ADMINISTRATION

The Company's loan servicing operation produced fee income from loans serviced for others of $19.9 million for the year ended December 31, 1999, compared to negative net fees of $2.5 million recorded in 1998 and $6.1 million recorded in 1997. The volatility in this revenue source was the result of the changes in the levels of prepayment induced amortization recorded on the mortgage servicing rights portfolio ( "MSR" ) and the changes in the average volume of loans serviced for others during the respective periods.

During 1999, the volume of loans serviced for others averaged $11.0 billion, a 17.0% increase over the 1998 average servicing portfolio of $9.4 billion, and a 129.2% increase over the average servicing portfolio of $4.8 billion serviced during 1997. During 1999, the Company recorded $36.4 million, or 33 basis points (0.33%) in fee revenue versus $29.9 million recorded in 1998, and $16.6 million recorded in 1997. The fee revenue recorded in 1999 was offset by $16.5 million of MSR amortization. The Company recorded $32.4 million and $10.5 million of MSR amortization during 1998 and 1997, respectively.

NET GAIN ON LOAN SALES

Net gains on loan sales totaled $38.7 million, $110.7 million and $21.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of net gain recorded in any one period is directly affected by the amount of loans sold and the profit spread achieved.

During 1999, the volume of loans sold totaled $12.9 billion, a 27.5% decrease from 1998 loan sales of $17.8 billion, and a 79.2% increase over 1997 loan sales of $7.2 billion. During 1999 the Company received an average 0.30% in gain versus 0.62% recorded in 1998, and 0.30% recorded in 1997. This volatility in gains spread is attributable to market pricing which changes with demand and the general level of interest rates. As the volume of acquirable loans increase in a lower or falling interest rate environment, the Company is able to achieve higher spreads on the eventual sale of the acquired loans. In contrast when interest rates rise, the volume of acquirable loans decreases and the Company is required to pay more to acquire loans. The Company is then left with a smaller profit margin.

NET GAIN ON MORTGAGE SERVICING RIGHTS

For 1999, the net gain on the sale of MSR totaled $9.0 million. The 1999 gain was a $5.2 million increase from the $3.8 million recorded in 1998, and a $18.1 million decrease from the $27.1 million recorded in 1996. The 1999 gain was
 .068% of the underlying loans sold versus .035% in 1998, and .630% in 1997. The gain on sale of mortgage servicing rights recorded is directly affected by the amount of loan servicing rights sold and the profit spread achieved.

During 1999, the volume of MSR sold totaled $13.2 billion, a 21.1% increase over 1998 MSR sales of $10.9 billion, and a 207.0% increase over 1997 MSR sales of $4.3 billion. During 1999 and 1998, the Company sold predominantly newly originated MSR, which had a book value more closely approximating the current market value of the MSR sold. In 1997, the Company sold some newly originated MSR, but also sold seasoned MSR which had a book value substantially lower than the sales price of the MSR. Any MSR that was created from a mortgage loan originated through the Company's retail production channel prior to May 1995 did not have a carrying value on the books and records of the Company. The majority of the remainder of the non-valued MSR's were sold in 1997.

The Company sold $692.2 million, $887.1 million and $86.4 million of servicing released sales of loans during 1997, 1998, and 1999, respectively. The Company sold $3.6 billion, $10.0 billion, and $2.5 billion of bulk servicing sales during 1997, 1998, 1999, respectively. The Company during 1999 sold $10.6 billion of flow servicing.

OTHER FEES AND CHARGES

Other fees and charges, which include certain loan fees, deposit-related fees, and escrow waiver fees totaled $14.4 million, $6.4 million, and $4.8 million in 1999, 1998, and 1997, respectively. In each period the total fees recorded were affected by the production volume of loans originated that were not classified as residential mortgage loans and the size of the retail deposit portfolio. The large increase in volume during 1999 was attributable to the recognition of fees generated from the commercial lending division from loan originations.

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $144.5 million, $151.6 million, and $99.9 million for the years ended December 31, 1999, 1998, and 1997, respectively. The 4.7% decrease in overhead expense items in 1999 versus 1998 and the 51.7% increase in expenses between 1998 versus 1997 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the retail banking operation.

During 1999, Flagstar opened 7 bank branches, bringing the branch network total to 35. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will begin to decrease.

The Company's gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $61.4 million, $55.2 million, and $42.1 million for the years ended December 31, 1999, 1998, and 1997, respectively. The 11.2% increase in 1999 is primarily attributable to normal salary increases, the employees hired at the new bank branches, offset by the decrease in employees employed to accommodate the Company's mortgage loan production. Total Company staffing decreased by 48, or 2.9%, full-time equivalents at December 31, 1999, versus December 31, 1998.

Commission expense, which is a variable cost associated with mortgage loan production, totaled $28.1 million, $28.5 million, and $14.2 million during the years ended December 31, 1999, 1998, and 1996, respectively.

Commission expense totaled .19%, .15%, and .18% of total mortgage production in 1999, 1998, and 1997, respectively.

Occupancy and equipment expense totaled $21.0 million, $16.0 million, and $12.8 million during the years ended December 31, 1999, 1998, and 1997, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the Company's deposit branch network, along with the Company's continuing investment in computer technology.

Advertising expense, which totaled $3.2 million during the year ended December 31, 1999, increased $.9 million, or 39.1%, over the $2.3 million of expense incurred during the prior year. Advertising expense totaled $1.6 million in 1997. The continued increase in this expense category is reflective of the expansion undertaken in the Company deposit branch network.

The Company's FDIC premiums increased by $0.5 million, to $1.3 million during 1999 compared to $.8 million in 1998, and $0.5 million during 1996. In each successive year, Flagstar has paid higher insurance premiums due to its increased deposit base.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $28.2 million, $47.5 million, and $27.3 million during the years ended December 31, 1999, 1998, and 1997, respectively. The fluctuation in this expense category is reflective of the varied levels of mortgage production, the expansion undertaken in the Company deposit branch network, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

TABLE 3

NON-INTEREST EXPENSES

                                                  For the years ended December 31,
                                                  1999          1998          1997
                                                ------------------------------------
                                                           (In Thousands)
Compensation and benefits                       $ 61,430      $ 55,170      $ 42,132
Commissions                                       28,122        28,459        14,231
Occupancy and equipment                           20,966        15,964        12,810
Advertising                                        3,172         2,303         1,637
Core deposit amortization                          1,289         1,290         1,290
Federal insurance premium                          1,302           837           477
Other                                             28,198        47,530        27,305
                                                ------------------------------------
Total                                            144,479       151,553        99,882
Less: capitalized direct costs of loan
  closings                                       (64,049)      (64,710)      (37,379)
                                                ------------------------------------
Total, net                                      $ 80,430      $ 86,843      $ 62,503
                                                ====================================
Efficiency ratio(1)                                53.9%         49.6%         59.7%

        (1) Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These cost are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 1999 Flagstar deferred $64.0 million of loan origination costs, while during 1998 and 1997 such deferred expenses totaled $64.7 million and $37.4 million, respectively. On a per loan basis, the cost deferral totaled $552.00, $431.00, and $541.00 during 1999, 1998, and 1997, respectively. The decrease in the cost per loan recorded in 1998 reflects the efficiencies created when volumes increase substantially. The 1999 and 1998 numbers are also affected by inflationary increases and the increased costs associated with the Company's shift to correspondent funding versus wholesale funding which was the predominant lending channel in 1996. Refer to Page 3 and 4, "Lending Activities, Mortgage Loans", herein for further discussion of the Company's origination channels.

FEDERAL INCOME TAXES

For the year ended December 31, 1999, the Company's provision for federal income taxes as a percentage of pretax earnings was 35.1%, compared to 38.7% in 1998 and 37.9% in 1997. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's federal income taxes.

FINANCIAL CONDITION

The Company's assets totaled $4.3 billion at December 31, 1999, reflecting an increase of $1.3 billion over December 31, 1998. Loans receivable, net increased $1.2 billion, reflecting the relatively small increase in the amount of recent residential mortgage loan production held on the Company's books that is pending sale and the substantial increase in loans held for investment. During 1999, mortgage loan originations totaled $14.6 billion, compared to a corporate record $18.8 billion in 1998, and $7.9 billion in 1997. Table 4, 5, 6 and 7 set forth the Company's loan portfolio and the activity within the different loan categories, for the past five years.

TABLE 4

LOAN PORTFOLIO SCHEDULE

                                                                     At December 31,
              DESCRIPTION:                      1999          1998          1997          1996         1995
                                             ----------------------------------------------------------------
                                                                      (In Thousands)
Mortgage loans available for sale            $2,230,381    $1,831,531    $1,197,152    $  840,767    $620,455
Loans held for investment:
  Mortgage loans                              1,169,781       321,271       266,349       104,660     176,322
  Second mortgage loans                         145,075        43,196        15,875        16,264       1,924
  Commercial real estate loans                  143,652        80,858        31,751        13,565      30,504
  Construction loans                             46,838        34,367        35,373        59,270      48,933
  Warehouse lending                              46,222       235,693        77,545        41,767       4,024
  Consumer loans                                 42,758        28,199        34,004        33,608      39,331
  Commercial loans                                7,024         3,601         2,710         4,435       4,542
                                             ----------------------------------------------------------------
     Total loans held for investment          1,601,350       747,185       463,607       273,569     305,580
Allowance for losses                            (23,000)      (20,000)       (5,500)       (3,500)     (2,102)
                                             ----------------------------------------------------------------
Total loans receivable (net)                 $3,808,731    $2,558,716    $1,655,259    $1,110,836    $923,933
                                             ================================================================

TABLE 5

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

                                                            For the years ended December 31,
             DESCRIPTION:                     1999          1998          1997          1996          1995
                                           ------------------------------------------------------------------
                                                                     (In Thousands)
Beginning mortgage loans available for
  sale                                     $1,831,531    $1,197,152    $  840,767    $  620,455    $  205,480
Mortgage loans originated, net             14,695,761    19,041,414     7,950,098     6,850,277     5,251,510
Mortgage loans repurchased                     30,889        32,337        58,516        54,788         4,477
Mortgage loans transferred from held
  for investment                                   --            --            --            --       185,111
Mortgage loans sold servicing retained,
  net                                      12,895,786    17,081,172     6,559,893     5,651,216     4,239,777
Mortgage loans sold servicing released,
  net                                          86,409       891,907       736,235       948,352       540,421
Mortgage loan amortization /
  prepayments                                 432,932       319,060       273,969        74,683       244,144
Mortgage loans transferred to held for
  investment, net                             912,673       147,233        82,132        10,502         1,781
                                           ------------------------------------------------------------------
Ending mortgage loans available for
  sale                                     $2,230,381    $1,831,531    $1,197,152    $  840,767    $  620,455
                                           ==================================================================

TABLE 6

LOANS HELD FOR INVESTMENT ACTIVITY SCHEDULE

                                                            For the years ended December 31,
             DESCRIPTION:                     1999          1998          1997          1996          1995
                                           ------------------------------------------------------------------
                                                                     (In Thousands)
Beginning loans held for investment        $  747,185    $  463,607    $  273,569    $  305,580    $  429,800
Loans originated                              354,277       176,816       127,576       129,436       162,137
Increase in lines of credit                   100,370       148,880        38,859            --            --
Loans transferred from available for
  sale                                        912,673       147,233        82,132        10,502         1,781
Loan amortization / prepayments               495,906       170,534        43,239       161,372       101,246
Loans transferred to available for sale            --            --            --            --       185,111
Loans transferred to repossessed assets        17,249        18,817        15,290        10,577         1,781
                                           ------------------------------------------------------------------
Ending loans held for investment           $1,601,350    $  747,185    $  463,607    $  273,569    $  305,580
                                           ==================================================================

TABLE 7

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

                                                           For the years ended December 31,
            DESCRIPTION:                    1999           1998           1997          1996          1995
                                         --------------------------------------------------------------------
                                                                    (In Thousands)
Beginning loans serviced for others      $11,472,211    $ 6,412,797    $4,801,581    $6,788,530    $5,691,421
Loans servicing originated                12,768,105     16,912,051     6,530,243     5,633,545     4,220,385
Loan servicing amortization /
  prepayments                              1,561,766      1,807,014     1,283,336     1,146,564       851,188
Loans servicing sales                     13,158,624     10,045,623     3,635,691     6,473,930     2,272,088
                                         --------------------------------------------------------------------
Ending loans serviced for others         $ 9,519,926    $11,472,211    $6,412,797    $4,801,581    $6,788,530
                                         ====================================================================

LOANS RECEIVABLE. Mortgage loans available for sale and mortgage loans held for investment increased, in the aggregate, $1.2 billion from $2.2 billion at December 31, 1998 to $3.4 billion at December 31, 1999. Mortgage loans available for sale increased $398.9 million, or 21.8%, to $2.2 billion at December 31, 1999, from $1.8 billion at December 31, 1998. Loans held for investment increased $854.2 million, or 114.3%, from $747.2 million at December 31, 1998 to $1.6 billion at December 31, 1999. In each case management retained more loans to maximize the earnings power available because of the leverage available to the Company.

ALLOWANCE FOR LOSSES. The allowance for losses totaled $23.0 million at December 31, 1999, an increase of $3.0 million, or 15.0%, from $20.0 million at December 31, 1998. The allowance for losses as a percentage of non-performing loans was 54.9% and 53.8% at December 31, 1999 and 1998, respectively. The Company's non-performing loans totaled $41.8 million and $37.2 million at December 31, 1999 and 1998, respectively, and, as a percentage of total loans, were 1.09% and 1.45% at December 31, 1999 and 1998, respectively.

The increase in the allowance for losses in 1999 compared to 1998 was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. Additionally, the allowance was increased to compensate for the substantial increase in the amount of total loans outstanding and the amount of loans which have been sold to the secondary market. The Company is liable for certain representations and warranties made in regards to the sold loans. See Asset Quality on page 26 and Tables 10 through 13 for additional information on the Company's provision for losses, loan loss allowance, and non-performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $57.8 million at December 31, 1998 to $79.9 million at December 31, 1999. This increase was required to accommodate the Company's increase in FHLB advances used to fund the increase in the mortgage loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $47.0 million at December 31, 1999, an increase of $15.9 million, or 51.1%, from $31.1 million at December 31, 1998. This increase reflects the Company's investment in technology, along with the expansion of the bank branches. During 1999, the Company began construction of a new headquarters facility located in Troy, Michigan. The estimated construction cost for this facility totals $30.0 million with an estimated completion date in Fall 2000. At December 31, 1999, the Company has capitalized approximately $8.4 million for the new building.

MORTGAGE SERVICING RIGHTS. Mortgage servicing rights ("MSR") totaled $131.8 million at December 31, 1999, a decrease of $18.5 million, from $150.3 million at December 31, 1998. For the year ended December 31, 1999, $12.8 billion of loans underlying mortgage servicing rights were originated and purchased, and $14.8 billion were reduced through sales, prepayments, and amortization resulting in a net decrease in mortgage loans serviced for others of $2.0 billion from $11.5 billion to $9.5 billion at December 31, 1999. The book value of the portfolio at December 31, 1999 is 1.38% versus 1.31% at December 31, 1998. The increase in the percentage value of the portfolio is indicative of the increase in the amount of MSR that is fixed rate and salable under the current flow contract. Refer to Note 7 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's MSR.

OTHER ASSETS. Other assets decreased $48.4 million, or 38.9%, to $76.0 million at December 31, 1999, from $124.4 million at December 31, 1998. The majority of this decrease was attributable to the receipt of receivables recorded in conjunction with $4.7 billion in MSR sales which transacted on December 31, 1998. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

LIABILITIES. The Company's total liabilities increased $1.2 billion, or 41.4%, to $4.1 billion at December 31, 1999, from $2.9 billion at December 31, 1998. This increase was attributable to the substantial increase in interest bearing liabilities.

DEPOSITS. Deposit accounts increased $337.6 million, or 17.8%, to $2.3 billion at December 31, 1999, from $1.9 billion at December 31, 1998. This increase reflects the Company's deposit growth strategy through its retail branch network and its aggressive pricing strategy. The number of bank branches increased from 28 at December 31, 1998 to 35 at December 31, 1999. The Company's aggressive pricing strategy attracts one-year certificates of deposit and brokered funds. The Company relies upon both its retail customer base and nationwide advertising of its deposit rates to attract deposits. At December 31, 1999, the Company's certificates of deposit totaled $1.8 billion, with an average balance of $44,624 and a weighted average cost of 5.74%. Of such amount, approximately $967.8 million were brokered deposits with a weighted average cost of 5.72%.

FHLB ADVANCES. FHLB advances increased $1.0 billion, or 219.3%, to $1.5 billion at December 31, 1999, from $456.0 million at December 31, 1998. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $889.3 million and $833.9 million during 1999 and 1998, respectively.

LONG TERM DEBT. On April 27, 1999, the Company through its subsidiary Trust, completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol "FLGSO". The Company then issued to Trust junior subordinated debentures totaling $74.8 million. The debentures pay interest at 9.5% per annum.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others decreased $115.3 million, or 62.5%, to $69.2 million at December 31, 1999, from $184.5 million at December 31, 1998. The month-end average amount of these funds was $94.6 million and $97.6 million during 1999 and 1998, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 1999 including subservicing equaled $12.8 billion versus $18.9 billion at December 31, 1998.

ESCROW ACCOUNTS. The amount of funds in escrow accounts decreased $29.2 million, or 27.9%, to $75.3 million at December 31, 1999, from $104.5 million at December 31, 1998. The average of the month end balances in these accounts was $109.6 million and $81.3 million during 1999 and 1998, respectively. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner's insurance, and other insurance product liabilities. These balances fluctuate with the amount loans serviced and also depend upon the scheduled payment dates for the related expenses. Total residential mortgage loans serviced at December 31, 1999 equaled $16.2 billion versus $21.0 billion at December 31, 1998.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued decreased $35.2 million, or 53.7%, to $30.4 million at December 31, 1999, from $65.6 million at December 31, 1998. This liability reflects the outstanding amount of checks the Company has written in conjunction with acquiring mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company's mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable increased $0.9 million, or 1.8%, to $50.2 million at December 31, 1999, from $49.3 million at December 31, 1998. See Note 11 of Notes to the Consolidated Financial Statements.

OTHER LIABILITIES. Other liabilities decreased $12.0 million, or 14.5%, to $70.7 million at December 31, 1999, from $82.7 million at December 31, 1998. The decrease at December 31, 1999 was caused by a decrease in accrued payables which relate to the origination and sale of residential mortgage loans.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of Banking services to consumers and small businesses in southern Michigan. The Company operates a network of 35 bank branches. Throughout 1999, the Company has focused on expanding its branch network in these markets in order to increase its access to retail deposit funding sources. This provides cross-marketing opportunities of consumer banking services to the Company's mortgage customers in Michigan.

In each successive period the Retail Banking Operation has expanded its asset base through loan origination and deposit portfolio expansion along with fixed asset acquisition or de novo branch openings. The result has been that each year revenues and the pre-tax earnings of this operation increase. During 1999 and 1998, revenues increased 62.1% and 16.4%, respectively, while pre-tax earnings increased 98.7% and 3.4%, respectively. The major cause of the large increase in pre-tax earnings is the increase in the amount of mature branches in operation in 1999. Further expansion of this source of recurring earnings is expected to continue with the planned expansion of the deposit branch network.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activity consists of the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC, FNMA, or GNMA

The earnings volatility inherent in the Mortgage Banking Operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results shows that during 1999 and 1998, revenues decreased 34.5% and increased 89.8%, respectively, while pre-tax earnings decreased 58.6% and increased 199.6%, respectively. The major cause of these large swings is the mortgage loan production completed during the period. The future earnings of this operation is fully dependant on production volume and the interest rate environment.

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operation. See Note 17 of Notes to the Consolidated Financial Statements.

TABLE 8A

                           RETAIL BANKING OPERATIONS

                                              At or for the years ended December 31,
                                              1999              1998             1997
                                           --------------------------------------------
                                                          (In Thousands)
Revenues                                   $   56,972         $ 35,144         $ 30,202
Earnings before taxes                          39,736           19,994           19,341
Identifiable assets                         1,670,121          969,485          564,551

TABLE 8B

                          MORTGAGE BANKING OPERATIONS

                                             At or for the years ended December 31,
                                              1999            1998            1997
                                           ------------------------------------------
                                                         (In Thousands)
Revenues                                   $   89,947      $  137,343      $   72,353
Earnings before taxes                          19,457          47,019          15,696
Identifiable assets                         2,852,240       2,260,045       1,463,288

ASSET AND LIABILITY MANAGEMENT

Flagstar considers that its primary business objective is to provide shareholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. Flagstar's interest rate risk management focuses on interest rate sensitivity through the use of simulation models, in an attempt to measure and project the potential effects of various market interest-rate scenarios on the Company's balance sheet. In accordance with the below analysis, Flagstar will record higher levels of net interest income in a falling interest rate environment and will experience declining net interest income during periods of rising interest rates. This happens because the Company's liabilities reprice or mature faster than the majority of the Company's assets will reset, mature or are sold to the secondary market.

Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the "one-year repricing gap." A positive one-year repricing gap indicates that more assets reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities reprice than assets. The Company's one-year repricing gap stood at a negative $239 million, or -5.54% of total assets at December 31, 1999.(See Table 9 - Asset/Liability Repricing Schedule, December 31, 1999).

While gap analysis is the most commonly used indicator of interest rate risk in the savings and loan industry, there is no single interest rate risk measurement system that takes into consideration all of the factors which influence the net interest margin. Other significant factors which impact reported net interest margins include changes in the shape of the U.S. Treasury yield curve, the volume and composition of loan originations, and the repayment rates on loans.

Table 9 sets forth the repricing of the Company's earning assets and interest-bearing liabilities at December 31, 1999, based on the interest rate scenario at that date. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. Based on available published statistics, average prepayment rates with respect to mortgage loans have been estimated at 10.03%. The decay rate used for savings accounts was 15%.

TABLE 9

ASSET/LIABILITY REPRICING SCHEDULE

                                                       Maturing/Repricing In:                          FMV
                                   2000    2001    2002    2003   2004   Thereafter   Total    Rate   Total
                                  --------------------------------------------------------------------------
                                                                (In Millions)
EARNING ASSETS:
Mortgage loans available for
  sale                            $1,052   $ 177   $ 134   $108   $143     $  616     $2,230   7.73%  $2,233
Loans held for investment          1,014      35      31     30     50        419      1,579   8.15    1,581
Other earning assets                  80      --      --     --     --         --         80   8.00       80
                                  ----------------------------------------------------------          ------
              Total               $2,146   $ 212   $ 165   $138   $193     $1,035     $3,889   7.87%  $3,894
INTEREST-BEARING LIABILITIES:
Deposits                          $1,292   $ 394   $ 201    203   $ 37     $  134     $2,261   5.44%  $2,247
FHLB advances                      1,377      --     100     --     --         --      1,477   5.25    1,468
Long term debt                        --      --      --     --     75         --         75   9.50       61
                                  ----------------------------------------------------------          ------
              Total               $2,669   $ 394   $ 301   $203   $112     $  134     $3,813   5.44%  $3,716
OFF-BALANCE SHEET:
Commitment to sell loans          $  564   $  (5)  $  (7)  $ (7)  $ (8)    $ (537)                        (7)
Commitment to originate loans       (280)      2      19      4      5        250                          8
                                  -------------------------------------------------
              Total               $  284   $  (3)  $  12   $ (3)  $ (3)    $ (287)
                                                                                               ----
Interest rate spread                                                                           2.43%
                                                                                               ====
Excess (Deficiency) of
Earning assets over (to)
                                  ----------------------------------------------------------
Interest-bearing liabilities      $ (239)  $(185)  $(124)  $(68)  $ 78     $  614     $   76(1)
                                  ==========================================================

(1) The excess of earning assets over paying liabilities has the effect of increasing the indicated spread by .10%.

ASSET QUALITY

The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company's primary lending focus, has historically resulted in minimal charge-offs when viewed as a percent of the Company's origination volume. At December 31, 1999, approximately 87.4% of the Company's earning assets consisted of mortgage loans.

The credit quality of the Company's commercial, consumer, and commercial real estate loan portfolio, which in the aggregate comprise only 11.1% of earning assets at December 31, 1999, remains good. During the past three years, the Company has emphasized commercial real estate lending in our retail market area and second mortgage lending as an add-on to the Company's national mortgage lending platform. Management plans to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

Management believes, the Company's level of non-performing assets, which totaled $63.2 million at December 31, 1999, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower's inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $4.0 million, $3.9 million and $4.8 million would have been recorded in 1999, 1998, and 1997, respectively, on non-accrual loans if the loans had performed in accordance with their original terms.

TABLE 10

NON-PERFORMING ASSETS

                                                                           At December 31,
                                                      1999         1998         1997         1996         1995
                                                     -----------------------------------------------------------
                                                                           (In Thousands)
Non-accrual loans                                    $41,836      $37,190      $44,329      $30,621      $10,686
Real estate and other repossessed assets              21,364       22,966       18,262       10,363        2,359
                                                     -----------------------------------------------------------
Total non-performing assets                           63,200       60,156       62,591       40,984       13,045
Less allowance for losses                            (23,000)     (20,000)      (5,500)      (3,500)      (2,102)
                                                     -----------------------------------------------------------
Total non-performing assets (net of allowances)      $40,200      $40,156      $57,091      $37,484      $10,943
                                                     ===========================================================
Ratio of non-performing assets to total assets         1.47%        1.97%        3.29%        3.16%        1.25%
Ratio of non-performing loans to total loans           1.09%        1.44%        2.67%        2.75%        1.15%
Ratio of allowances to non-performing loans           54.98%       53.78%       12.41%       11.43%       19.67%
Ratio of allowances to total loans                     0.60%        0.78%        0.33%        0.31%        0.23%
Ratio of net charge-offs to average loans              0.14%        0.17%        0.20%        0.13%        0.00%

The Company's 1999 year-end ratio of non-performing assets to total assets was 1.47%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company's portfolio. At December 31, 1999, $40.4 million, or 96.7% of total non-performing loans were secured by residential real estate.

During 1999, the Company recorded a provision for losses of $3.0 million, this increased the allowance for losses to $23.0 million. Management recorded this additional allowance in order to compensate for the $1.3 billion, or 48.9% increase in loans receivable and the substantial increase in the amount of loans that the Company has sold to the secondary market. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 1999, the Company had sold $49.2 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $9.3 billion, or 23.3%, larger than the $39.9 billion sold in the sixty months preceding December 31, 1998. Although all of the loans were sold on a non-recourse basis, the Company repurchased $30.9 million, $32.3 million, and $58.5 million in mortgage loans from secondary market investors during 1999, 1998, and 1997, respectively. These loans were required to be repurchased because of their delinquent status and / or their non-compliance with the underwriting or loan program guidelines that they were initially sold under. The predominance of the charge-offs recorded by the Company ($4.3 million, $4.1 million, and $3.0 million in 1999, 1998, and 1997, respectively) were primarily attributed to loans originated within the prior sixty month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

The allowances that have been recorded are dependent upon estimates and appraisals and the possibility exists that changes in these assumptions might be required because of changing economic conditions. See Tables 10 through 13 for additional information on the Company's loan loss allowance and non-performing loans. Also refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company's policies regarding provisions for losses and allowances for uncollected interest.

TABLE 11

NON-ACCRUAL LOANS AT DECEMBER 31, 1999

                                                                         As a % of        As a % of
                                     Loan Portfolio   Non-performing   Loan Portfolio   Non-performing
                                        Balance        Loan Balance       Balance           Loans
                                     -----------------------------------------------------------------
                                             (In Thousands)
One- to four-family                    $3,400,162        $ 40,244           1.18%            96.19%
Second mortgages                          145,075             134            .09              0.32
Commercial real estate                    143,652               8            .01              0.02
Construction                               46,838           1,060           2.26              2.53
Warehouse lending                          46,222             350           0.76              0.84
Consumer                                   42,758              40           0.09              0.10
Commercial                                  7,024              --             --                --
                                     -----------------------------------------------------------------
Total loans                             3,831,731          41,836           1.09%           100.00%
Less allowances for losses                (23,000)        (23,000)
                                     -------------------------------
Total loans (net of allowances)        $3,808,731        $ 18,836
                                     ===============================

TABLE 12

ALLOCATION OF THE ALLOWANCE FOR LOSSES

                                                                 At December 31,
                              1999                 1998                1997                1996                1995
                       ---------------------------------------------------------------------------------------------------
                                 Percent              Percent             Percent             Percent             Percent
                                 of Loans             of Loans            of Loans            of Loans            of Loans
                                 in Each              in Each             in Each             in Each             in Each
                                 Category             Category            Category            Category            Category
                                 to Total             to Total            to Total            to Total            to Total
                       Amount     Loans     Amount     Loans     Amount    Loans     Amount    Loans     Amount    Loans
                       ---------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Mortgage loans:
  Available for sale    $5,000      58.7%     $5,000      71.1%    $1,500    72.1%    $1,000    75.4%     $ 248      67.0%
  Held for investment    4,000      29.9%      3,000      14.1%       700    17.0%       200    10.9%        78      19.2%
Construction             1,000       1.2%      1,000       1.3%       300     2.1%       400     5.3%       367       5.3%
Consumer                 1,000       1.1%      1,000       1.1%       300     2.0%       300     3.0%       393       4.3%
Commercial               1,000        --%        500       0.2%       100     0.2%        50     0.4%        22       0.5%
Commercial real
  estate                 4,000       3.8%      3,500       3.1%       700     1.9%       100     1.2%       305       3.3%
Warehouse lending          500       1.2%      1,500       9.1%       100     4.7%       150     3.8%        21       0.4%
Second mortgages         1,500       3.8%         --       -- %        --      --%        --      --%        --        --%
Unallocated              5,000        --%      4,500       -- %     1,800      --%     1,300      --%       668        --%
                       ---------------------------------------------------------------------------------------------------
    Total              $23,000     100.0%    $20,000     100.0%    $5,500   100.0%    $3,500   100.0%    $2,102     100.0%
                       ===================================================================================================

TABLE 13

ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

                                                            1999       1998       1997      1996      1995
                                                           ------------------------------------------------
                                                                            (In Thousands)
Balance at the beginning of the period                     $20,000    $ 5,500    $3,500    $2,102    $1,871
  Provision for losses                                       7,296     18,631     5,015     2,604       238
  Charge-offs, net of recoveries                            (4,296)    (4,131)   (3,015)   (1,206)       (7)
                                                           ------------------------------------------------
Balance at the end of the period                           $23,000    $20,000    $5,500    $3,500    $2,102
                                                           ================================================

LIQUIDITY AND CAPITAL RESOURCES

The standard measure of liquidity in the thrift industry is the ratio of cash and eligible investments, as defined by regulation, to the sum of net withdrawable savings and borrowings due within one year. The OTS has established the current minimum liquidity requirement at 4%. The Company, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements. For the quarter ending December 31, 1999, the Company's liquidity ratio was 7.1%.

The Company's primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, and cash generated from operations, and customer escrow accounts. Additionally, during the past three years, the Company has issued three separate offerings to the capital markets generating over $160 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $928.8 million during 1999, representing an increase of $439.4 million, or 89.7%, compared to 1998. This increase, was attributable to an increased asset base and a continuation of the lower interest rate environment experienced during 1998 which increased the amount of loan refinancings or payoffs.

Sales of mortgage loans totaled $12.9 billion in principal balance during 1999, compared to $17.8 billion in 1998. The sales recorded during 1999 were lower than in 1998 due to the decreased loan origination volume. Additionally, during 1998 and 1999, respectively, the Company sold 94.4% and 88.4% of the loans originated.

Customer deposits increased $337.6 million, or 17.6%, and totaled $2.3 billion at December 31, 1999. The increase is directly attributable to the Company's aggressive approach to increasing retail deposits. During 1999, the Company increased its borrowings from the FHLB by $1.0 billion, or 219.3%. The Company utilizes FHLB advances to assist in funding mortgage loan production.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million.

In February and March of 1998, Capital offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The preferred stock is traded on the Nasdaq Stock Market under the symbol "FLGSP".

On April 27, 1999, Trust completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol "FLGSO".

The Company paid a quarterly cash dividend on its common stock on February 15, 1999, May 14, 1999, August 13, 1999, and November 15, 1999. The cash dividend was $0.08, $0.08, $0.10, and $0.10 per share, respectively.

Stockholders' equity increased $21.8 million to $185.7 million at December 31, 1999, an increase of 13.3%. This level of stockholders' equity represented 4.31% of total assets at December 31, 1999.

The board of directors of the Company adopted a Stock Repurchase Program on September 21, 1999. The Company repurchased a total of 808,350 shares totaling $12.1 million during 1999. These shares were repurchased at a weighted price of $14.95 per share. The repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

At December 31, 1999, the Company had outstanding rate-lock commitments to lend $380.4 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $30.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 1999, the Company had outstanding commitments to sell $572.8 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $344.8 million at December 31, 1999. Such commitments include $289.6 million in unused warehouse lines of credit to various mortgage companies at December 31, 1999.

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2000 for the Company; however, management has not quantified the impact of this pronouncement on the Company's financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information set for the under Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Asset/Liability Management" is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants               30
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998                                     31
Consolidated Statements of Earnings for the years ended
  December 31, 1999, 1998 and 1997                               32
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998, and 1997                  33
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997                              34
Notes to the Consolidated Financial Statements                   35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Detroit, Michigan
January 28, 2000

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                      AT DECEMBER 31,
                                                                   1999             1998
                                                                ---------------------------
ASSETS
Cash and cash equivalents                                       $  118,636       $   75,799
  Loans receivable
     Mortgage loans available for sale                           2,230,381        1,831,531
     Loans held for investment                                   1,601,350          747,185
     Less: allowance for losses                                    (23,000)         (20,000)
                                                                ----------       ----------
Loans receivable, net                                            3,808,731        2,558,716
Federal Home Loan Bank stock                                        79,850           57,837
Other investments                                                       --              500
                                                                ----------       ----------
       Total earning assets                                      3,888,581        2,617,053
Accrued interest receivable                                         26,629           24,812
Repossessed assets                                                  21,364           22,966
Premises and equipment                                              46,979           31,124
Mortgage servicing rights                                          131,831          150,258
Other assets                                                        76,019          124,433
                                                                ----------       ----------
       Total assets                                             $4,310,039       $3,046,445
                                                                ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                                $2,260,963       $1,923,370
Federal Home Loan Bank advances                                  1,477,000          456,019
Long term debt                                                      74,750               --
                                                                ----------       ----------
       Total interest bearing liabilities                        3,812,713        2,379,389
Accrued interest payable                                            15,689           16,659
Undisbursed payments on loans serviced for others                   69,231          184,498
Escrow accounts                                                     75,340          104,455
Liability for checks issued                                         30,426           65,634
Federal income taxes payable                                        50,238           49,265
Other liabilities                                                   70,688           82,693
                                                                ----------       ----------
       Total liabilities                                         4,124,325        2,882,593
Commitments and Contingencies (Notes 4, 6, 7, 13 and 16)                --               --
STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 40,000,000 shares authorized,
  13,699,823 and 13,670,000 shares issued, 12,891,473 and
  13,670,000 shares outstanding at December 31, 1999 and
  December 31, 1998, respectively                                      129              137
Additional paid in capital                                          18,307           29,988
Retained earnings                                                  167,278          133,727
                                                                ----------       ----------
       Total stockholders' equity                                  185,714          163,852
                                                                ----------       ----------
     Total liabilities and stockholders' equity                 $4,310,039       $3,046,445
                                                                ==========       ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  1999           1998           1997
                                                                --------------------------------------
INTEREST INCOME
Loans                                                           $233,188       $187,124       $120,214
Other                                                              5,482          4,137          2,538
                                                                --------       --------       --------
  Total                                                          238,670        191,261        122,752
INTEREST EXPENSE
Deposits                                                         112,493         82,452         50,143
FHLB advances                                                     49,136         48,332         28,709
Other                                                             12,103          6,403          1,181
                                                                --------       --------       --------
  Total                                                          173,732        137,187         80,033
                                                                --------       --------       --------
Net interest income                                               64,938         54,074         42,719
Provision for losses                                               7,296         18,631          5,015
                                                                --------       --------       --------
Net interest income after provision for losses                    57,642         35,443         37,704
NON-INTEREST INCOME
Loan administration                                               19,872         (2,532)         6,127
Net gain on loan sales                                            38,673        110,682         21,775
Net gain on sales of mortgage servicing rights                     9,010          3,820         27,095
Other fees and charges                                            14,426          6,443          4,839
                                                                --------       --------       --------
  Total                                                           81,981        118,413         59,836
NON-INTEREST EXPENSE
Compensation and benefits                                         35,810         32,508         25,930
Occupancy and equipment                                           20,966         15,964         12,810
General and administrative                                        23,654         38,371         23,763
                                                                --------       --------       --------
  Total                                                           80,430         86,843         62,503
                                                                --------       --------       --------
Earnings before federal income taxes                              59,193         67,013         35,037
Provision for federal income taxes                                20,772         25,950         13,265
                                                                --------       --------       --------
NET EARNINGS                                                    $ 38,421       $ 41,063       $ 21,772
                                                                ========       ========       ========
EARNINGS PER SHARE - BASIC                                      $   2.83       $   3.00       $   1.70
                                                                ========       ========       ========
EARNINGS PER SHARE - DILUTED                                    $   2.75       $   2.90       $   1.68
                                                                ========       ========       ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                             ADDITIONAL                          TOTAL
                                                COMMON        PAID IN         RETAINED       STOCKHOLDERS'
                                                STOCK         CAPITAL         EARNINGS          EQUITY
                                                ------       ----------       --------       -------------
Balance at January 1, 1997                       $112         $ 2,816          $75,540          $ 78,468
Net earnings                                       --              --           21,772            21,772
Initial public offering                            25          27,172               --            27,197
Dividend paid ($0.06 per share)                    --              --             (820)             (820)
                                                 ----         -------         --------          --------
Balance at December 31, 1997                      137          29,988           96,492           126,617
Net earnings                                       --              --           41,063            41,063
Dividend paid ($0.28 per share)                    --              --           (3,828)           (3,828)
                                                 ----         -------         --------          --------
Balance at December 31, 1998                      137          29,988          133,727           163,852
Net earnings                                       --              --           38,421            38,421
Stock options exercised                            --             393               --               393
Common stock repurchased                           (8)        (12,074)              --           (12,082)
Dividend paid ($0.36 per share)                    --              --           (4,870)          ( 4,870)
                                                 ----         -------         --------          --------
Balance at December 31, 1999                     $129         $18,307         $167,278          $185,714
                                                 ====         =======         ========          ========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  1999            1998           1997
                                                              -------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                  $     38,421    $     41,063    $    21,772
Adjustments to reconcile net earnings to net cash used in
  operating activities
  Provision for losses                                               7,296          18,631          5,015
  Depreciation and amortization                                     25,061          39,897         17,161
  Net gain on the sale of assets                                      (169)           (868)        (1,100)
  Net gain on loan sales                                           (38,673)       (110,682)       (21,775)
  Gain on sales of mortgage servicing rights                        (9,010)         (3,820)       (27,095)
  Proceeds from sales of loans available for sale               12,997,656      18,033,222      7,225,460
  Originations and repurchases of loans available for sale,
    net of principal repayments                                (13,379,378)    (18,579,866)    (7,578,375)
  Increase in accrued interest receivable                           (1,817)         (8,320)        (9,866)
  Decrease (increase) in other assets                               47,108         (90,149)        16,250
  (Decrease) increase in accrued interest payable                     (970)          6,104          7,843
  (Decrease) increase in liability for checks issued               (35,208)         19,738          6,083
  Increase (decrease) in federal taxes payable                       2,946          16,481        (18,553)
  (Benefit) provision for deferred federal income taxes             (1,973)         11,977         16,813
  (Decrease) increase in other liabilities                         (12,005)         67,015         (1,268)
                                                              ------------    ------------    -----------
    Net cash used in operating activities                         (360,715)       (539,577)      (341,635)
INVESTING ACTIVITIES
  Maturity of other investments                                        500              38            349
  Originations of loans held for investment, net of
    principal repayments                                          (854,165)       (283,578)      (190,040)
  Purchase of Federal Home Loan Bank stock                         (22,013)        (17,812)       (20,300)
  Proceeds from the disposition of repossessed assets               19,003          14,994          8,205
  Acquisitions of premises and equipment                           (23,076)         (8,189)       (16,306)
  Proceeds from the disposition of premises and equipment               32              20          2,733
  Proceeds from the disposition real estate held for
    investment                                                          --              --            735
  Increase in mortgage servicing rights                           (199,912)       (245,204)       (92,441)
  Proceeds from the sale of mortgage servicing rights              210,800         150,197         55,273
                                                              ------------    ------------    -----------
    Net cash used in investing activities                         (868,831)       (389,534)      (251,792)
FINANCING ACTIVITIES
  Net increase in deposit accounts                                 337,593         813,437        485,448
  Net increase (decrease) in Federal Home Loan Bank advances     1,020,981         (26,359)        92,577
  Proceeds from the issuance of long term debt                      74,750              --             --
  Net (disbursement) receipt of payments of loans serviced
    for others                                                    (115,267)        138,645        (15,593)
  Net (disbursement) receipt of escrow payments                    (29,115)         61,087        (17,641)
  Proceeds from the initial public offering                             --              --         27,197
  Net proceeds for the exercise of stock options                       393              --             --
  Common stock repurchased                                         (12,082)             --             --
  Dividends paid to stockholders                                    (4,870)         (3,828)          (820)
                                                              ------------    ------------    -----------
    Net cash provided by financing activities                    1,272,383         982,982        571,168
                                                              ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents                42,837          53,871        (22,259)
Beginning cash and cash equivalents                                 75,799          21,928         44,187
                                                              ------------    ------------    -----------
Ending cash and cash equivalents                              $    118,636    $     75,799    $    21,928
                                                              ============    ============    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Loans receivable transferred to repossessed assets          $     17,249    $     18,817    $    15,290
                                                              ============    ============    ===========
  Total interest payments made on deposits and other
    borrowings                                                $    174,702    $    131,083    $    72,189
                                                              ============    ============    ===========
  Federal income taxes paid                                   $     19,500    $         --    $    15,000
                                                              ============    ============    ===========
  Loans available for sale transferred to held for
    investment                                                $    912,673    $    147,233    $    63,827
                                                              ============    ============    ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF BUSINESS

Flagstar Bancorp, Inc. ("Flagstar" or the "Company"), is the holding company for Flagstar Bank, FSB (the "Bank"), a federally chartered stock savings bank founded in 1987. With $4.3 billion in assets at December 31, 1999, Flagstar is the largest independent savings institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company's principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company's primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

The mortgage loans are securitized and sold in order to generate mortgage servicing rights. The Company also invests in a significant amount of its loan production in order to maximize the Company's leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

The Bank is a member of the Federal Home Loan Bank System ("FHLB") and is subject to regulation, examination and supervision by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").

NOTE 2 - CORPORATE STRUCTURE

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. ("DIA"), Flagstar Commercial Corporation ("FCC"), Flagstar Credit Corporation ("Credit"), Flagstar Trust ("Trust"), and Flagstar Investment Group, Inc. ("Investment"). DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offers a full-service brokerage service. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC is the holding company for Cdbid.com, an internet startup company. Trust is a Delaware trust whose common securities are owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in an initial public offering.

The Bank, the Company's primary subsidiary, is a federally chartered, stock savings bank headquartered in Bloomfield Hills, Michigan. The Bank owns five subsidiaries: FSSB Mortgage Corporation ("Mortgage"), Flagstar Capital Corporation ("Capital"), Mid-Michigan Service Corporation ("Mid-Michigan"), and SSB Funding Corporation ("Funding"). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital is a publicly-owned real estate investment trust whose common stock is owned solely by the Bank and which purchases mortgage loans from the Bank and holds them for investment purposes.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant accounting policies of the Company applied in the preparation of the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, the Bank, and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers its investment in overnight deposits to be cash equivalents.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LOANS RECEIVABLE

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

ALLOWANCE FOR LOSSES

Management believes the allowance is maintained at a level adequate to absorb losses inherent in the loan portfolio. Management determines the adequacy of the allowance by applying currently anticipated loss ratios to the risk ratings of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions, the risk characteristics of the various categories and concentrations of loans, transfer risk and other pertinent factors.

Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for losses and recoveries on loans previously charged off are added to the allowance. In addition, a specific provision is made for expected loan losses to reduce the recorded balances of loans receivable to their estimated net realizable value. Such specific provision is based on management's estimate of net realizable value considering the current and anticipated operating or sales environment. These estimates of collateral value are particularly susceptible to market changes that could result in adjustments to the results of earnings in the future. Recovery of the carrying value of such loans or such loan or the underlying collateral is dependent to a great extent on economic, operating, and other conditions that may beyond the Company's control. The Company considers its residential mortgage loan portfolio to represent a pool of smaller balance homogeneous loans. Commercial, commercial real estate, construction, second mortgage, warehouse loan, and consumer loan portfolios are specifically reviewed for impairment.

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

LOAN ORIGINATION FEES, COMMITMENT FEES AND RELATED COSTS

Loan fees received are accounted for in accordance with SAFS No. 91, "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". Mortgage loan fees and certain direct origination costs are capitalized. On loans available for sale, the net fee or cost is recognized at the time the loan is sold. For mortgage loans held for investment, the deferred amount is accounted for as an adjustment to interest income using a method that approximates the interest method.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REPOSSESSED ASSETS

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

                 Office buildings - 31 years
                 Computer hardware and software - 3 to 5 years
                 Furniture, fixtures and equipment - 5 to 7 years
                 Automobiles - 3 years

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSR") represent the fair value cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, the estimated net loan servicing income.

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

LOAN SALES

The Company sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Company makes certain representations and warranties to the investors. Should an investor determine that a breach of such representation or warranty has occurred, the Company may be required to repurchase the loan from the investor. Such representations and warranties generally relate to the fact that the loan has been underwritten in accordance with the investor's guidelines and that the loan conforms to the laws of the state of origination. Gain or loss on the sale of such a loan is recognized upon consummation of the sale.

PREFERRED STOCK OF A SUBSIDIARY

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol "FLGSP".

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capital used the net proceeds raised from the offering of the Series A Preferred Shares to acquire mortgage loans from the Bank. Capital is a real estate investment trust for federal income tax purposes. The net proceeds received by Capital qualify as regulatory capital, with certain limitations as defined by regulation. The Series A Preferred Shares are recorded on the books of the Company as a minority interest and are included in other liabilities. Dividends paid on the Series A Preferred Shares are deductible for tax purposes and included in interest expense - other.

The Series A Preferred Shares are generally not redeemable until February 24, 2003. On or after that date, the Series A Preferred Shares are redeemable in whole or in part by the Company for cash. The Series A Preferred Shares are not subject to a sinking fund or mandatory redemption and are not convertible into any securities of the Company.

PREFERRED SECURITIES OF A TRUST SUBSIDIARY

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol "FLGSO".

The preferred securities are generally not redeemable until April 27, 2004. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

STOCK BUYBACK

The board of directors of Flagstar Bancorp adopted, on September 21, 1999, the Company's Stock Repurchase Program The program allowed management to repurchase up to $15 million of the Company's common stock by September 30, 2000. The repurchased shares will be reserved for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

The Company released data on January 5, 2000 which stated that the Company had repurchased a total of 808,350 shares through December 31, 1999. These shares were repurchased at a weighted price of $14.95 per share.

On January 26, 2000, the Company announced the completion of the first repurchase program and the approval of an additional 1.0 million shares to be repurchased. Through March 17, 2000, the Company had repurchased a total of 1,164,750 shares, including the above mentioned 808,350 shares, for a total price of $17.0 million. The shares were repurchased at a weighted price of $14.62 per share.

STOCK BASED COMPENSATION

The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," for transactions entered into during 1996 and thereafter. The statement establishes a fair market value method of accounting for employee stock options and similar instruments such as warrants, and encourages all companies to adopt that method of accounting for all employee stock option plans. However, the statement allows companies to continue measuring compensation costs for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The Company has not adopted the fair value provisions of SFAS No. 123 but has disclosed the pro forma effects in accordance with the pronouncement.

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the earnings of the Company. The Company adopted SFAS No. 128 at December 31, 1998.

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

RECLASSIFICATIONS

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 1999 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective January 1, 2001 for the Company; however, management has not quantified the impact of this pronouncement on the Company's financial position.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 4 - LOANS RECEIVABLE

The loan portfolio is summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                           1999             1998
                                                        ---------------------------
Available for sale - mortgage loans                     $2,230,381       $1,831,531
Held for investment
  Mortgage loans                                         1,169,781          321,476
  Second mortgage loans                                    145,075           43,196
  Commercial real estate loans                             143,652           80,858
  Commercial loans                                           7,024            3,601
  Construction loans                                        46,838           34,367
  Warehouse lending                                         46,222          235,693
  Consumer loans                                            42,758           28,199
                                                        ---------------------------
Total                                                    1,601,350          747,185
                                                        ---------------------------
Total loans                                              3,831,731        2,578,716
Less allowance for losses                                  (23,000)         (20,000)
                                                        ---------------------------
Total                                                   $3,808,731       $2,558,716
                                                        ===========================

Activity in the allowance for losses is summarized as follows (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                1999            1998            1997
                                               ---------------------------------------
Balance, beginning of period                   $20,000         $ 5,500         $ 3,500
Provision charged to earnings                    7,296          18,631           5,015
Charge-offs, net of recoveries                  (4,296)         (4,131)         (3,015)
                                               ---------------------------------------
Balance, end of period                         $23,000         $20,000         $ 5,500
                                               =======================================

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $41.8 million at December 31, 1999 and $37.2 million at December 31, 1998. Interest that would have been accrued on such loans totaled approximately $4.0 million, $3.9 million, and $4.8 million during 1999, 1998, and 1997, respectively.

At December 31, 1999 the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $1.6 million and the average outstanding balance for the year ended December 31, 1999 was $1.9 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 1999, was not significant. At December 31, 1998, the recorded investment in impaired loans totaled $1.0 million and the average outstanding balance for the year ended December 31, 1998 was $1.6 million.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 5 - REPOSSESSED ASSETS

Repossessed assets include the following (in thousands):

                                                                 DECEMBER 31,
                                                              1999          1998
                                                             ---------------------
One-to-four family                                           $21,184       $22,786
Commercial properties                                            180           180
                                                             ---------------------
Repossessed assets, net                                      $21,364       $22,966
                                                             =====================

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment balances are as follows (in thousands):

                                                                DECEMBER 31,
                                                             1999           1998
                                                           -----------------------
Construction in progress                                   $  8,395       $     --
Land                                                         10,685          9,125
Office buildings                                             10,800          7,398
Computer hardware and software                               26,560         20,733
Furniture, fixtures and equipment                            19,130         15,493
Automobiles                                                     497            527
                                                           -----------------------
     Total                                                   76,067         53,276
Less accumulated depreciation                               (29,088)       (22,152)
                                                           -----------------------
Premises and equipment, net                                $ 46,979       $ 31,124
                                                           =======================

Depreciation expense amounted to approximately $7.2 million, $6.2 million, and $5.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $6.2 million, $4.8 million and $3.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The following outlines the Company's minimum contractual lease obligations as of December 31, 1999 (in thousands):

2000                                                 $ 6,175
2001                                                   3,301
2002                                                   2,966
2003                                                   2,189
2004                                                   1,318
Thereafter                                             1,635
                                                     -------
Total                                                $17,584
                                                     =======

The Company has begun construction of a new headquarters facility located in Troy, Michigan. This building will, when occupied, replace three separate facilities the Company is now leasing. The estimated construction cost for this facility totals $30.0 million with an estimated completion date in Fall 2000. At December 31, 1999, the Company has paid approximately $8.3 million in payments to the builder and has capitalized $113,000 in interest.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 7 - MORTGAGE SERVICING RIGHTS

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                               DECEMBER 31,
                                                          1999             1998
           MORTGAGE LOANS SERVICED FOR:                ----------------------------
FHLMC and FNMA                                         $9,226,468       $11,084,838
MSHDA                                                      56,339            56,897
GNMA                                                        2,383               932
Other investors                                           234,736           329,544
                                                       ----------------------------
Total                                                  $9,519,926       $11,472,211
                                                       ============================

In addition and not included in the above totals are $3.3 billion and $7.4 billion of mortgage loans at December 31, 1999 and 1998, respectively. These loans are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $127.6 million and $253.6 million at December 31, 1999 and 1998, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                               1999            1998            1997
                                             ----------------------------------------
Balance, beginning of period                 $ 150,258       $  83,845       $ 30,064
Capitalization                                 199,912         245,204         92,441
Sales                                         (201,790)       (146,377)       (28,178)
Amortization                                   (16,549)        (32,414)       (10,482)
                                             ----------------------------------------
Balance, end of period                       $ 131,831       $ 150,258       $ 83,845
                                             ========================================

At December 31, 1999, 1998, and 1997, the estimated fair value of the mortgage loan servicing portfolio was $141.9, $151.2, and $92.4 million, respectively.

NOTE 8 - DEPOSIT ACCOUNTS

The deposit accounts are as follows (in thousands):

                                                               DECEMBER 31,
                                                           1999             1998
                                                        ---------------------------
Demand, NOW and money market accounts                   $  137,419       $   97,043
Savings accounts                                           359,013          181,975
Certificates of deposit                                  1,764,531        1,644,352
                                                        ---------------------------
  Total deposit accounts                                $2,260,963       $1,923,370
                                                        ===========================

Non-interest bearing deposits included in the demand, NOW and money market accounts balances at December 31, 1999 and 1998 were approximately $92.1 million and $15.7 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $997.9 million at December 31, 1999 and 1998, respectively.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 8 - DEPOSIT ACCOUNTS (CONTINUED)

The following indicates the scheduled maturities of the Company's certificates of deposit as of December 31, 1999 (in thousands):

                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
Three months or less                                             $  304,380
Over three through six months                                       230,838
Over six through twelve months                                      565,400
One to two years                                                    348,072
Thereafter                                                          315,841
                                                                 ----------
Total                                                            $1,764,531
                                                                 ==========

Interest expense on deposit accounts is summarized as follows (in thousands):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  1999            1998            1997
                                                ----------------------------------------
Demand, NOW and money market accounts           $  2,959         $ 1,692         $ 1,346
Savings accounts                                  16,133           5,933           3,193
Certificates of deposit                           93,401          74,827          45,604
                                                ----------------------------------------
Total                                           $112,493         $82,452         $50,143
                                                ========================================

NOTE 9 - FHLB ADVANCES

The following indicates certain information related to the FHLB advances (in thousands):

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                               1999             1998            1997
                                            ------------------------------------------
Maximum outstanding at any month end        $1,477,000       $1,136,750       $718,878
Average balance                                889,363          833,944        480,062
Average interest rate                            5.52%            5.80%          5.98%

The Company has the authority and approval from the FHLB to utilize a total of $1.8 billion in collateralized borrowings. Advances at December 31, 1999 totaled $1.5 billion and carried a weighted rate of 5.25%. Advances totaling $1.0 billion and $100.0 million mature during 2000 and 2003, respectively. The remaining $377.0 million are daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

NOTE 10 - LONG TERM DEBT

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol "FLGSO".

The preferred securities are generally not redeemable until April 27, 2004. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 10 - LONG TERM DEBT (CONTINUED)

After the sale of the preferred securities, the Company issued to Trust junior subordinated debentures totaling $74.8 million. The debentures pay interest at 9.5% per annum.

NOTE 11 - FEDERAL INCOME TAXES

Components of the provision for federal income taxes consists of the following (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                1999            1998            1997
                                               ---------------------------------------
Current provision/(benefit)                    $22,745         $13,973         $(3,548)
Deferred provision/(benefit)                    (1,973)         11,977          16,813
                                               ---------------------------------------
                                               $20,772         $25,950         $13,265
                                               =======================================

The Company's effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences (in thousands):

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                1999            1998            1997
                                               ---------------------------------------
Provision at statutory federal income tax
  rate                                         $20,718         $23,455         $12,263
Increase (decrease) resulting from:
  Amortization of deposit premium                  452             452             450
  Other, net                                      (398)          2,043             552
                                               ---------------------------------------
Provision at effective federal income tax
  rate                                         $20,772         $25,950         $13,265
                                               =======================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 11 - FEDERAL INCOME TAXES (CONTINUED)

The details of the net tax liability are as follows (in thousands):

                                                                DECEMBER 31,
                                                             1999           1998
                                                           -----------------------
DEFERRED TAX ASSETS:
Mark-to-market adjustments on earning assets               $  1,050       $  1,050
Delinquent interest                                           1,399          1,380
Book bad debt reserves                                        9,068         10,533
Capitalized foreclosure costs                                   276             --
Premises and equipment                                          130             --
Other                                                           220          1,733
                                                           -----------------------
Total                                                        12,143         14,696

DEFERRED TAX LIABILITIES:
Deferred fees                                                (2,848)          (436)
Tax bad debt reserves                                        (1,254)        (1,361)
Mortgage loan servicing rights                              (46,141)       (52,590)
Purchase accounting valuation adjustments                      (158)          (164)
Premises and equipment                                           --           (376)
                                                           -----------------------
Total                                                       (50,401)       (54,927)
                                                           -----------------------
Net deferred tax liability                                  (38,258)       (40,231)

Current payable                                             (11,980)        (9,034)
                                                           -----------------------
Net tax liability                                          $(50,238)      $(49,265)
                                                           =======================

Flagstar files a consolidated federal income tax return on a calendar year basis. Historically, the Company had determined its deduction for bad debts based on the reserve method in lieu of the specific charge-off method. Under the reserve method, the Company had established and maintained a reserve for bad debts against which actual loan losses are charged. As a qualifying thrift institution, the Company had calculated its addition to its bad debt reserve under either, (1) the "percentage of taxable income" method or (2) the "experience" method. The Company used the percentage of taxable income method in determining its bad debt reserve addition through its 1995 tax year.

The bad debt reserves, maintained for tax purposes and accumulated after 1987, became subject to recapture into taxable income as part of the 1996 tax legislation change. Base year reserves (generally pre-1987 bad debt reserves) will not be recaptured unless the Company, or a successor institution, liquidates, redeems shares or pays a dividend in excess of earnings and profits. The recapture is taken ratably over six years beginning in 1996. The Company deferred the recapture an additional two years because it met certain residential lending requirements during the tax years beginning before January 1, 1998.

Income taxes have been provided for the $2.2 million temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The Company began recapturing this difference in 1998 using a six year recapture period. As of December 31, 1999, the Company had approximately $1.3 million in taxes remaining to be recaptured.

NOTE 12 - EMPLOYEE BENEFITS

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their compensation up to a maximum of $9,600 annually. The Company currently provides a matching contribution up to 3% of an employee's annual compensation up to a maximum of $4,800. The Company's contributions vest at a rate such that an employee is fully vested after seven years of service. The Company's

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 12 - EMPLOYEE BENEFITS (CONTINUED)
contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were approximately $1.0 million, $866,000, and $590,000, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

NOTE 13 - CONTINGENCIES

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

NOTE 14 - REGULATORY MATTERS

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

FDICIA's prompt corrective action regulations define specific capital categories based on an institutions' capital ratios. The capital categories, in declining order, are "well" capitalized, "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". Institutions categorized as "undercapital-

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 14 - REGULATORY MATTERS (CONTINUED)

ized" or worse are subject to certain restrictions, including the requirement to file a capital plan with OTS, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

The following chart delineates the categories as defined in the FDICIA legislation:

                                                         TIER 1            TOTAL
                                                         RISK-            RISKED-
                                        CORE             BASED             BASED
                                      CAPITAL           CAPITAL           CAPITAL
                                   --------------------------------------------------
"Well capitalized"                      5.0%              6.0%             10.0%
"Adequately capitalized"                4.0%              4.0%              8.0%
"Undercapitalized"                 Less than 4.0%    Less than 4.0%    Less than 8.0%
"Significantly
  undercapitalized"                Less than 3.0%    Less than 3.0%    Less than 6.0%

At December 31, 1999, Company's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 6.80%, 12.26% and 13.16%, respectively. These ratios place the Company in the "well capitalized" category.

The following is a calculation of Company's consolidated regulatory capital (in thousands) at December 31, 1999:

                                                                                              TIER 1        TOTAL
                                                                                              RISK-         RISK-
                                                     GAAP        TANGIBLE        CORE         BASED         BASED
                                                   CAPITAL       CAPITAL       CAPITAL       CAPITAL       CAPITAL
                                                   ----------------------------------------------------------------
            GAAP CAPITAL, AS REPORTED              $250,912      $250,912      $250,912      $250,912      $250,912
            NON-ALLOWABLE ASSETS:
              Core deposit premium                                 (1,935)
              Mortgage servicing value                            (13,183)      (13,183)      (13,183)      (13,183)
              Other assets                                                                                     (301)
            ADDITIONAL CAPITAL ITEMS:
              Minority interest in subsidiary                      54,373        54,373        54,373        54,373
              General valuation allowance                                                                    23,000
                                                                 --------------------------------------------------
                 Regulatory capital                               290,167       292,102       292,102       314,801
            Minimum capital requirement %                           1.50%         3.00%         4.00%         8.00%
            Minimum capital requirement $                          64,363       128,814        95,265       191,425
                                                                 --------------------------------------------------
            Regulatory capital - excess                          $225,804      $163,288      $196,837      $123,376
                                                                 ==================================================

At December 31, 1998, Company's consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 6.54%, 11.83% and 12.93%, respectively. Those ratios placed the Company in the "well capitalized" category.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 14 - REGULATORY MATTERS (CONTINUED)

The following is a calculation of Company's consolidated regulatory capital (in thousands) at December 31, 1998:

                                                                                              TIER 1        TOTAL
                                                                                              RISK-         RISK-
                                                     GAAP        TANGIBLE        CORE         BASED         BASED
                                                   CAPITAL       CAPITAL       CAPITAL       CAPITAL       CAPITAL
                                                   ----------------------------------------------------------------
            GAAP CAPITAL, AS REPORTED              $163,668      $163,668      $163,668      $163,668      $163,668

            NON-ALLOWABLE ASSETS:
              Core deposit premium                                 (3,225)
              Mortgage servicing value                            (15,026)      (15,026)      (15,026)      (15,026)
              Other assets                                                                                     (305)

            ADDITIONAL CAPITAL ITEMS:
              Minority interest in subsidiary                      49,548        49,548        49,548        49,548
              General valuation allowance                                                                    20,000
                                                                 --------------------------------------------------
                 Regulatory capital                               194,965       198,190       198,190       217,885
            Minimum capital requirement %                           1.50%         3.00%         4.00%         8.00%
            Minimum capital requirement $                          45,423        90,942        67,031       134,838
                                                                 --------------------------------------------------
            Regulatory capital - excess                          $149,542      $107,248      $131,159      $ 83,047
                                                                 ==================================================

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

NOTE 15 - CONCENTRATIONS OF CREDIT

Properties collateralizing loans receivable are geographically disbursed throughout the United States. As of December 31, 1999, approximately 23.4% of these properties are located in Michigan (measured by principal balance), and another 53.9% are located in the states of California, Colorado, Ohio, Washington, New York, Florida, Texas, Illinois, Maryland, and Utah. No other state contains more than 2% of the properties collateralizing these loans.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107 issued by the Financial Accounting Standards Board, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 1999 and 1998. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management's estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

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

Long Term Debt: The preferred securities of Flagstar Trust are traded on the NASDAQ Stock Market under the symbol "FLGSO".

Other Liabilities: Included in other liabilities is the preferred stock of Flagstar Capital This preferred stock is traded on the NASDAQ Stock Market under the symbol "FLGSP".

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

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The following tables set forth the fair value of the Company's financial instruments:

                                                                           DECEMBER 31,
                                                                1999                          1998
                                                      CARRYING         FAIR         CARRYING         FAIR
                                                        VALUE          VALUE          VALUE          VALUE
                                                     --------------------------------------------------------
            FINANCIAL INSTRUMENTS:
              ASSETS:
            Cash and cash equivalents                $   118,636    $   118,636    $    75,799    $    75,799
            Mortgage loans available for sale          2,230,381      2,233,385      1,831,531      1,854,928
            Loans held for investment                  1,578,350      1,580,873        727,185        730,516
            Other investments                                 --             --            500            500
            FHLB stock                                    79,850         79,850         57,837         57,837

              LIABILITIES:
            Deposits:
              Demand deposits and savings
                 accounts                               (496,432)      (496,432)      (279,018)      (279,018)
              Certificates of deposit                 (1,764,531)    (1,750,810)    (1,644,352)    (1,657,744)
            FHLB advances                             (1,477,000)    (1,468,238)      (456,019)      (456,973)
            Long Term Debt                               (74,750)       (61,295)            --             --
            Other liabilities                            (54,373)       (43,125)       (54,373)       (55,200)

              OFF-BALANCE SHEET ITEMS:
            Forward delivery contracts                        --          6,631             --        (16,074)
            Commitments to extend credit                      --          8,340             --         13,896

            NON-FINANCIAL INSTRUMENTS:
            Unrealized gains on mortgage
              servicing rights (see Note 7)                   --         10,065             --            984

The Company enters into certain financial instruments with off-balance-sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company utilizes only traditional financial instruments for this purpose and does not enter into instruments such as leveraged derivatives or structured notes. The financial instruments used for hedging interest rate risk include financial futures contracts and forward delivery contracts. The Company sells its loans in forward delivery contracts because the price volatility is eliminated. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be counterbalanced in whole or part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

Notional principal amounts indicated in the following table represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments.

                                               DECEMBER 31,
                                             1999        1998
                                             -----------------
                                               (In millions)
Forward delivery contracts                   $573       $1,837
Commitments to extend credit                  756          882

All of the Company's financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts outstanding at December 31, 1999 or 1998. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments. During 1999, the Company recorded a loss on Treasury future contracts of approximately $13,000.

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage backed securities:

FORWARD DELIVERY CONTRACTS

                                               DECEMBER 31,
                                             1999        1998
                                             -----------------
                                               (In millions)
MORTGAGE LOAN TYPE:
  Fixed                                      $570       $1,837
  Balloon                                      --           --
  Variable                                      3           --
                                             -----------------
     Total                                   $573       $1,837
                                             =================

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

                                                DECEMBER 31,
                                               1999       1998
                                               ---------------
                                                (In millions)
Single family mortgage                         $380       $621
Other                                           376        261
                                               ---------------
Total                                          $756       $882
                                               ===============
Fixed                                          $364       $649
Variable                                        392        233
                                               ---------------
Total                                          $756       $882
                                               ===============

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 17 - SEGMENT INFORMATION

The Company operations can be segmented into a mortgage banking and a retail banking operation. Following is a presentation of financial information by business for the period indicated.

                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                       ------------------------------------------------------
                                                         RETAIL       MORTGAGE
                                                        BANKING       BANKING
                                                       OPERATION     OPERATION     ELIMINATIONS     COMBINED
                                                       ------------------------------------------------------
                                                                           (In thousands)
            Revenues                                   $   56,972    $   89,947     $      --      $  146,919
            Earnings before income taxes                   39,736        19,457            --          59,193
            Depreciation and amortization                   2,577        22,484            --          25,061
            Capital expenditures                            4,162        18,194            --          23,076
            Identifiable assets                         1,670,121     2,852,240      (212,322)      4,310,039
            Intersegment income (expense)                  21,690       (21,690)           --              --

                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                                        -----------------------------------------------------
                                                         RETAIL       MORTGAGE
                                                         BANKING      BANKING
                                                        OPERATION    OPERATION     ELIMINATIONS     COMBINED
                                                        -----------------------------------------------------
                                                                           (In thousands)
            Revenues                                    $ 35,144     $  137,343     $      --      $  172,487
            Earnings before income taxes                  19,994         47,019            --          67,013
            Depreciation and amortization                  2,258         37,639            --          39,897
            Capital expenditures                           2,922          5,267            --           8,189
            Identifiable assets                          969,485      2,260,045      (183,085)      3,046,445
            Intersegment income (expense)                  6,940         (6,940)           --              --

                                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                                        -----------------------------------------------------
                                                         RETAIL       MORTGAGE
                                                         BANKING      BANKING
                                                        OPERATION    OPERATION     ELIMINATIONS     COMBINED
                                                        -----------------------------------------------------
                                                                           (In thousands)
            Revenues                                    $ 30,202     $   72,353     $      --      $  102,555
            Earnings before income taxes                  19,341         15,696            --          35,037
            Depreciation and amortization                  2,021         15,140            --          17,161
            Capital expenditures                             409         15,897            --          16,306
            Identifiable assets                          564,551      1,463,288      (126,755)      1,901,084
            Intersegment income (expense)                  8,873         (8,873)           --              --

Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1999 (in thousands):

                                     EARNINGS         AVERAGE SHARES       PER SHARE
                                    (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                    -----------       --------------       ---------
Basic earnings                        $38,421             13,559             $2.83
Effect of options                          --                390                --
                                      -------             ------             -----
Diluted earnings                      $38,421             13,949             $2.75
                                      =======             ======             =====

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1998 (in thousands):

                                     EARNINGS         AVERAGE SHARES       PER SHARE
                                    (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                    -----------       --------------       ---------
Basic earnings                        $41,063             13,670             $3.00
Effect of options                          --                505                --
                                      -------             ------             -----
Diluted earnings                      $41,063             14,175             $2.90
                                      =======             ======             =====

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1997 (in thousands):

                                     EARNINGS         AVERAGE SHARES       PER SHARE
                                    (NUMERATOR)       (DENOMINATOR)         AMOUNT
                                    -----------       --------------       ---------
Basic earnings                        $21,772             12,837             $1.70
Effect of options                          --                103                --
                                      -------             ------             -----
Diluted earnings                      $21,772             12,940             $1.68
                                      =======             ======             =====

NOTE 18 - INITIAL PUBLIC OFFERING

STOCK OFFERING

The Company completed an initial public offering in May 1997 of 5,500,000 shares of common stock; including 2,800,000 shares being sold by the stockholders of Flagstar. That sale resulted in proceeds to the Company of $27.2 million.

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS

In 1997, Flagstar's Board of Directors adopted resolutions to implement various stock option and purchase plans and deferred and incentive compensation plans effective upon the completion of the common stock offering.

     Stock Option Plan

The purpose of the Stock Option Plan ("Option Plan") is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. Additional shares totaling 439,407 are reserved for future issuance by the Company.

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

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS (CONTINUED)

No compensation has been recognized for the plan. Had compensation costs for the plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, the Company's earnings per share for the year ended December 31, 1999, 1998, and 1997 would have been as follows (in thousands, except per share data):

                                                   1999          1998          1997
                                                  -----------------------------------
Net Earnings
  As reported                                     $38,421       $41,063       $21,772
  Pro forma                                       $36,709       $37,391       $19,299
Basic earnings per share
  As reported                                     $  2.83       $  3.00       $  1.70
  Pro forma                                       $  2.71       $  2.74       $  1.50
Diluted earnings per share
  As reported                                     $  2.75       $  2.90       $  1.68
  Pro forma                                       $  2.63       $  2.64       $  1.49

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of 2%; expected volatility of 35.50%,31.44%, and 39.00%; a risk free rate of 5.81%, 5.60%, and 7.00%; and expected lives of 4.0 years, 3.0 years, and 6.0 years.

The following table summarizes the activity which occurred in the years ended December 31, 1999, 1998, and 1997:

                                                  WEIGHTED AVERAGE   NUMBER OF
                                                    GRANT PRICE       OPTIONS
                                                  ----------------------------
Options outstanding at January 1, 1997                 $   --               --
Granted                                                 13.00        1,108,300
Canceled                                                13.00           10,500
                                                       ------
Options outstanding at December 31, 1997                13.00        1,097,800
Granted                                                 21.36           92,658
Canceled                                                13.00           21,000
                                                       -----------------------
Options outstanding at December 31, 1998                13.66        1,169,458
Granted                                                 24.09          451,533
Exercised                                               13.18           29,823
Canceled                                                20.02            9,898
                                                       -----------------------
Options outstanding at December 31, 1999               $16.61        1,581,270
                                                       =======================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 19 - STOCK OPTION AND PURCHASE PLANS, AND OTHER COMPENSATION PLANS (CONTINUED)

The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 1999:

               NUMBER OF OPTIONS     WEIGHTED AVERAGE      WEIGHTED AVERAGE        NUMBER
GRANT PRICE     OUTSTANDING AT     REMAINING CONTRACTUAL        GRANT          EXERCISABLE AT
   RANGE       DECEMBER 31, 1999       LIFE (YEARS)             PRICE         DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------
$      13.00       1,045,310               3.00                 $13.00            1,045,310
$19.44-21.50          74,927               3.81                  20.14                   --
$23.81-25.56         438,633               6.36                  24.03                   --
$27.28-28.13          22,400               3.36                  27.81                   --
                   ---------                                    ------            ---------
                   1,581,270                                    $16.61            1,045,310
                   =========                                    ======            =========

     Stock Purchase Plan

Under the Employee Stock Purchase Plan ("Purchase Plan"), eligible participants, upon providing evidence of a purchase of Flagstar's common shares from any third party on the open market, receive a payment from Flagstar equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 1999, 1998 and 1997, respectively, the Company spent approximately $59,000, $35,000, and $21,000 on the Purchase Plan.

     Incentive Compensation Plan

The Incentive Compensation Plan ("Incentive Plan") is administered by a committee which decides from year to year which employees of Flagstar will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 1999, two member of the executive management team were included in the Incentive Plan. During 1999, the Company spent $1.6 million on the Incentive Plan.

     Deferred Compensation Plan

The Deferred Compensation Plan allows employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remain the property of Flagstar and are placed in a trust. Participants may direct that their deferred amounts be invested in stock of Flagstar. Upon withdrawal, the participant has the option of receiving the stock or the proceeds of its sale at the market price at the time of withdrawal. There were no participants in this plan.

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table represents summarized data for each of the quarters in 1999, 1998, and 1997 (in thousands, except earnings per share data).

                                                                                  1999
                                                            FOURTH         THIRD        SECOND         FIRST
                                                            QUARTER       QUARTER       QUARTER       QUARTER
                                                            -------------------------------------------------
            Interest income                                $67,344       $60,234       $58,663       $52,429
            Interest expense                                49,062        44,626        41,822         38,222
                                                            -------------------------------------------------
            Net interest income                             18,282        15,608        16,841         14,207
            Provision for losses                             2,792         1,459           972          2,073
                                                            -------------------------------------------------
            Net interest income after
              Provision for losses                          15,490        14,149        15,869         12,134
            Loan administration income                       4,477         4,725         7,519          3,151
            Net gain on loan sales                           6,530         1,187        11,748         19,208
            Net gain on MSR sales                            4,127         3,961           227            695
            Other non-interest income                        4,052         4,068         3,064          3,242
            Non-interest expense                            22,067        17,042        20,385         20,936
                                                            -------------------------------------------------
            Earnings before income taxes                    12,609        11,048        18,042         17,494
            Provision for federal income taxes               4,454         3,844         6,343          6,131
                                                            -------------------------------------------------
            Net earnings                                   $ 8,155        $7,204        $11,699       $11,363
                                                            =================================================
            Basic earnings per share                       $  0.62        $ 0.52        $ 0.86        $  0.83
                                                            =================================================
            Diluted earnings per share                     $  0.61        $ 0.51        $ 0.83        $  0.80
                                                            =================================================

                                                                                  1998
                                                            FOURTH         THIRD        SECOND         FIRST
                                                            QUARTER       QUARTER       QUARTER       QUARTER
                                                            -------------------------------------------------
            Interest income                                $57,257       $49,618       $46,478       $37,908
            Interest expense                                39,787        35,985        34,003         27,412
                                                            -------------------------------------------------
            Net interest income                             17,470        13,633        12,475         10,496
            Provision for losses                             5,793         4,599         5,618          2,621
                                                            -------------------------------------------------
            Net interest income after
              Provision for losses                          11,677         9,034         6,857          7,875
            Loan administration income                      (2,704)           84             8             80
            Net gain on loan sales                          37,699        27,008        29,173         16,802
            Net gain on MSR sales                              731           206           999          1,884
            Other non-interest income                        2,624         1,423         1,285          1,111
            Non-interest expense                            33,755        19,650        18,139         15,299
                                                            -------------------------------------------------
            Earnings before income taxes                    16,272        18,105        20,183         12,453
            Provision for federal income taxes               3,450         7,800        10,000          4,700
                                                            -------------------------------------------------
            Net earnings                                   $12,822       $10,305       $10,183       $ 7,753
                                                            =================================================
            Basic earnings per share                       $  0.93        $ 0.76        $ 0.74        $  0.57
                                                            =================================================
            Diluted earnings per share                     $  0.90        $ 0.73        $ 0.73        $  0.54
                                                            =================================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                  1997
                                                            FOURTH         THIRD        SECOND         FIRST
                                                            QUARTER       QUARTER       QUARTER       QUARTER
                                                            -------------------------------------------------
            Interest income                                 $37,965       $30,711       $28,085       $25,991
            Interest expense                                25,437        21,012        18,338         15,246
                                                            -------------------------------------------------
            Net interest income                             12,528         9,699         9,747         10,745
            Provision for losses                             1,261         1,416         1,676            662
                                                            -------------------------------------------------
            Net interest income after
              Provision for losses                          11,267         8,283         8,071         10,083
            Loan administration income                          53         1,104         1,790          3,180
            Net gain on loan sales                          12,506         5,723         3,669           (123)
            Net gain on MSR sales                            1,623         6,990         9,167          9,315
            Other non-interest income                        1,927         1,449         1,249            214
            Non-interest expense                            17,284        13,822        15,833         15,565
                                                            -------------------------------------------------
            Earnings before income taxes                    10,092         9,727         8,113          7,104
            Provision for federal income taxes               4,176         3,533         2,973          2,583
                                                            -------------------------------------------------
            Net earnings                                    $5,916        $6,194        $5,141        $ 4,521
                                                            =================================================
            Basic earnings per share                        $ 0.45        $ 0.45        $ 0.40        $  0.40
                                                            =================================================
            Diluted earnings per share                      $ 0.44        $ 0.44        $ 0.40        $  0.40
                                                            =================================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 21 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                             FLAGSTAR BANCORP, INC.
           CONDENSED UNCONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                             1999           1998
                                                           -----------------------
ASSETS
  Cash and cash equivalents                                $  3,782       $     54
  Investment in subsidiaries                                254,489        163,799
  Deferred tax benefit                                        1,858             --
  Other assets                                                2,744             10
                                                           -----------------------
     Total assets                                          $262,873       $163,863
                                                           =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Junior subordinated debentures                           $ 77,062
                                                           --------
     Total interest paying liabilities                       77,062
  Other liabilities                                              97       $     11
                                                           -----------------------
     Total liabilities                                       77,159             11
STOCKHOLDERS' EQUITY
  Common stock                                                  129            137
  Additional paid in capital                                 18,307         29,988
  Retained earnings                                         167,278        133,727
                                                           -----------------------
     Total stockholders' equity                             185,714        163,852
                                                           -----------------------
     Total liabilities and stockholders' equity            $262,873       $163,863
                                                           =======================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 21 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)
                             FLAGSTAR BANCORP, INC.
                CONDENSED UNCONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                1999            1998            1997
                                               ---------------------------------------
Income
  Dividends from subsidiaries                  $30,100         $ 3,928         $   690
  Interest                                         147              --              --
                                               ---------------------------------------
     Total                                      30,247           3,928             690
Expenses
  Interest                                       4,904              --              --
  General and administrative                       467             171             104
                                               ---------------------------------------
     Total                                       5,371             171             104
                                               ---------------------------------------
Earnings before undistributed earnings of
  subsidiaries                                  24,876           3,757             586
Equity in undistributed earnings of
  subsidiaries                                  11,687          37,306          21,186
                                               ---------------------------------------
Earnings before federal income tax benefit      36,563          41,063          21,772
Federal income tax benefit                      (1,858)             --              --
                                               ---------------------------------------
Net earnings                                   $38,421         $41,063         $21,772
                                               =======================================

                             FLAGSTAR BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
--------------------------------------------------------------------------------

NOTE 21 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                             FLAGSTAR BANCORP, INC.
               CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  1999          1998          1997
                                                                ------------------------------------
OPERATING ACTIVITIES
Net earnings                                                    $ 38,421      $ 41,063      $ 21,772
Adjustments to reconcile net earnings to net cash provided
  by operating activities
  Equity in undistributed earnings                               (11,687)      (37,306)      (21,186)
  Change in other assets                                          (2,734)           27             1
  Provision for deferred tax benefit                              (1,858)           --            --
  Change in other liabilities                                         86            --            11
                                                                ------------------------------------
     Net cash provided by operating activities                    22,228         3,784           598
INVESTING ACTIVITIES
  Net change in investment in subsidiaries                       (79,003)           38       (26,999)
                                                                ------------------------------------
     Net cash (provided) used in investment activities           (79,003)           38       (26,999)
CASH FLOWS FROM FINANCING ACTIVITIES
  Provides from the issuance of junior subordinated
     debentures                                                   77,062            --            --
  Proceeds provided by the initial public offering                    --            --        27,197
  Proceeds from exercise of stock options                            393            --            --
  Common stock repurchased                                       (12,082)           --            --
  Dividends paid                                                  (4,870)           --          (820)
                                                                ------------------------------------
     Net cash provided by (used in) financing activities          60,503        (3,828)       26,377
                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents               3,728           (44)          (24)
Cash and cash equivalents at beginning of period                      54            98           122
                                                                ------------------------------------
Cash and cash equivalents at end of period                      $  3,782      $     54      $     98
                                                                ====================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned "Proposal 1 - Election of Directors" in the Company's proxy statement for the Company's 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Reference is also made to the information appearing in Part
I - "Executive Officers," which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned "Meetings and Committees and Compensation of Directors", "Executive Compensation and Other Benefits", "Report of the Compensation Committee", and "Stock Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Outstanding Voting Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned "Election of Directors", "Meetings and Committees and Compensation of Directors" and "Certain Transactions".

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a) The following documents are filed as a part of this report:

 1. The following consolidated financial statements of the Company are included in this Form 10-K under Item 8:
       Management's Report
       Report of Independent Certified Public Accountant
       Consolidated Statements of Financial Condition - December 31, 1999 and
        1998
       Consolidated Statements of Earnings for the years ended December 31,
        1999, 1998, and 1997
       Consolidated Statements of Cash Flows for the years ended December 31,
        1999, 1998, and 1997
       Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1999, 1998, and 1997
       Notes to Consolidated Financial Statements
 2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.
27.     Financial Data Schedule (Edgar filing only).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.

                                       FLAGSTAR BANCORP, INC.
                                       By:      /s/ THOMAS J. HAMMOND
                                         ---------------------------------------
                                                    Thomas J. Hammond
                                                  Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

                      SIGNATURE                                               TITLE
-----------------------------------------------------------------------------------------------------------
By:               /s/ THOMAS J. HAMMOND                Chairman of the Board and Chief Executive Officer
     ------------------------------------------------
                    Thomas J. Hammond

By:                /s/ MARK T. HAMMOND                 Vice Chairman of the Board and President
     ------------------------------------------------
                     Mark T. Hammond

By:               /s/ MICHAEL W. CARRIE                Director, Executive Vice President and Chief
     ------------------------------------------------  Financial Officer (Principal Financial and
                    Michael W. Carrie                  Accounting Officer)

By:                /s/ JOAN H. ANDERSON                Executive Vice President and Director
     ------------------------------------------------
                     Joan H. Anderson

By:                /s/ JAMES D. COLEMAN                Director
     ------------------------------------------------
                     James D. Coleman

By:                /s/ RICHARD S. ELSEA                Director
     ------------------------------------------------
                     Richard S. Elsea

By:               /s/ C. MICHAEL KOJAIAN               Director
     ------------------------------------------------
                    C. Michael Kojaian

By:               /s/ JAMES D. ISBISTER                Director
     ------------------------------------------------
                    James D. Isbister

By:                /s/ JOHN R. KERSTEN                 Director
     ------------------------------------------------
                     John R. Kersten

EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 1         The following consolidated financial statements of the
           Company are included this Form 10-K under Item 8:
           Management's Report
           Report of Independent Certified Public Accountant
           Consolidated Statements of Financial Condition - December
           31, 1999 and 1998
           Consolidated Statements of Earnings for the years ended
           December 31, 1999, 1998, and 1997
           Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998, and 1997
           Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 1999, 1998, and 1997
           Notes to Consolidated Financial Statements
27.        Financial Data Schedule (Edgar filing only).