Form 10-Q
period 2000-03-31
FLAGSTAR BANCORP INC
filed 2000-05-12
CIK 1033012

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File No.:     0-22353
                     ---------------


                             FLAGSTAR BANCORP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           MICHIGAN                                         38-3150651
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


 2600 TELEGRAPH ROAD, BLOOMFIELD HILLS, MICHIGAN             48302-0953
------------------------------------------------           --------------
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (248) 338-7700
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

         As of May 10, 2000, 12,149,973 shares of the registrant's Common Stock, $0.01 par value, were issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Registrant are as follows:

         Consolidated Statements of Financial Condition - March 31, 2000 ( unaudited ) and December 31, 1999.

         Unaudited Consolidated Statements of Earnings - For the three months ended March 31, 2000 and 1999.

         Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 2000 and 1999.

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

                             FLAGSTAR BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                          AT MARCH 31,           AT DECEMBER 31,
ASSETS                                                                                       2000                    1999
                                                                                     ---------------------------------------------
                                                                                         (unaudited)

Cash and cash equivalents                                                                 $ 61,024                $ 118,636

  Loans receivable
    Mortgage loans available for sale                                                    2,797,511                2,230,381
    Loans held for investment                                                            1,581,744                1,601,350
    Less: allowance for losses                                                             (23,000)                 (23,000)
                                                                                     ---------------------    --------------------
Loans receivable, net                                                                    4,356,255                3,808,731
Federal Home Loan Bank stock                                                                79,850                   79,850
Other investments                                                                            1,970                      -
                                                                                     ---------------------    --------------------
Total earning assets                                                                     4,438,075                3,888,581
Accrued interest receivable                                                                 28,851                   26,629
Repossessed assets                                                                          18,524                   21,364
Premises and equipment                                                                      67,768                   46,979
Mortgage servicing rights                                                                  134,736                  131,831
Other assets                                                                                61,106                   76,019
                                                                                     ---------------------    --------------------
            Total assets                                                               $ 4,810,084              $ 4,310,039
                                                                                     =====================    ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Retail deposit accounts                                                                $ 1,456,226              $ 1,293,183
Wholesale deposit accounts                                                               1,210,690                  967,780
Federal Home Loan Bank advances                                                          1,558,256                1,477,000
Junior subordinated debentures                                                              74,750                   74,750
                                                                                     ---------------------    --------------------
Total interest bearing liabilities                                                       4,299,922                3,812,713
Accrued interest payable                                                                    18,129                   15,689
Undisbursed payments on
   loans serviced for others                                                                66,937                   69,231
Escrow accounts                                                                             85,556                   75,340
Liability for checks issued                                                                 48,133                   30,426
Federal income taxes payable                                                                41,434                   50,238
Other liabilities                                                                           69,371                   70,688
                                                                                     ---------------------    --------------------
         Total liabilities                                                               4,629,482                4,124,325

STOCKHOLDERS' EQUITY
Common stock - $.01 par value, 40,000,000 shares authorized, 13,699,823 shares issued and 12,329,973 and 12,891,473 shares outstanding at March 31, 2000
   and December 31, 1999, respectively                                                         123                      129
Additional paid in capital                                                                  10,701                   18,307
Retained earnings                                                                          169,778                  167,278
                                                                                     ---------------------    --------------------
         Total stockholders' equity                                                        180,602                  185,714
                                                                                     ---------------------    --------------------
    Total liabilities and stockholders' equity                                         $ 4,810,084              $ 4,310,039
                                                                                     =====================    ====================





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                2000                1999
                                                           ---------------     ---------------
INTEREST INCOME
Loans                                                          $  74,245            $ 51,233
Other                                                              1,691               1,196
                                                           ---------------     ---------------
    Total                                                         75,936              52,429
INTEREST EXPENSE
Deposits                                                          33,285              26,782
FHLB advances                                                     20,178               9,436
Other                                                              3,247               2,004
                                                           ---------------     ---------------
    Total                                                         56,710              38,222
                                                           ---------------     ---------------
Net interest income                                               19,226              14,207
Provision for losses                                               1,566               2,073
                                                           ---------------     ---------------
Net interest income after provision for losses                    17,660              12,134

NON-INTEREST INCOME
Loan administration                                                4,444               3,151
Net gain on loan sales                                             2,183              19,208
Net gain on sales of mortgage servicing rights                       320                 695
Other fees and charges                                             4,807               3,242
                                                           ---------------     ---------------
    Total                                                         11,754              26,296
NON-INTEREST EXPENSE
Compensation and benefits                                         11,407               9,411
Occupancy and equipment                                            6,396               4,562
General and administrative                                         5,649               6,963
                                                           ---------------     ---------------
    Total                                                         23,452              20,936
                                                           ---------------     ---------------
Earnings before federal income taxes                               5,962              17,494
Provision for federal income taxes                                 2,195               6,131
                                                           ---------------     ---------------
NET EARNINGS                                                   $   3,767            $ 11,363
                                                           ===============     ===============

EARNINGS PER SHARE - BASIC                                         $0.30               $0.83
                                                           ===============     ===============

 EARNINGS PER SHARE - DILUTED                                       $0.30               $0.80
                                                           ===============     ===============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                   2000               1999
                                                                                             ---------------------------------
OPERATING ACTIVITIES
    Net earnings                                                                                  $3,767             11,363
    Adjustments to reconcile net earnings to net cash used in operating activities
      Provision for losses                                                                         1,566              2,073
      Depreciation and amortization                                                                6,446              8,290
      Net loss (gain) on the sale of assets                                                          241               (193)
      Net gain on loan sales                                                                      (2,183)           (19,208)
      Net gain on sales of mortgage servicing rights                                                (320)               695
      Proceeds from sales of loans available for sale                                          1,405,103          3,990,131
      Originations and repurchases of loans available for sale, net of principal repayments   (2,118,943)        (4,771,365)
      (Increase) decrease in accrued interest receivable                                          (2,222)             3,674
      Decrease in other assets                                                                    14,589             18,999
      Increase in accrued interest payable                                                         2,441                 45
      Increase in the liability for checks issued                                                 17,707              8,618
      Decrease in current federal income taxes payable                                            (6,831)           (15,346)
      (Benefit) provision for deferred federal income taxes payable                               (1,973)            11,977
      (Decrease) increase in other liabilities                                                    (1,317)             3,684
                                                                                             --------------    ---------------
          Net cash provided by operating activities                                             (681,929)          (747,953)
INVESTING ACTIVITIES
      Purchase of other investments                                                               (1,970)               -
      Maturity of other investments                                                                   -                 500
      Originations of loans held for investment, net of principal repayments                     163,063            121,549
      Proceeds from the disposition of repossessed assets                                          6,531              4,369
      Acquisitions of premises and equipment                                                     (23,205)            (4,135)
      Net proceeds from the disposition of premises and equipment                                      6               -
      Increase in mortgage servicing rights                                                      (25,441)           (53,779)
      Proceeds from the sale of mortgage servicing rights                                         19,081             61,145
                                                                                             --------------    ---------------
          Net cash used in investing activities                                                  138,065            129,649
FINANCING ACTIVITIES
      Net increase in deposit accounts                                                           405,954            115,028
      Net increase in Federal Home Loan Bank advances                                             81,255            545,375
      Net disbursement of payments of loans serviced for others                                   (2,294)           (70,193)
      Net receipt of escrow payments                                                              10,215              9,921
      Shares of common stock repurchased                                                          (7,611)              -
      Dividends paid to stockholders                                                              (1,267)            (1,094)
                                                                                             --------------    ---------------
          Net cash provided by financing activities                                              486,252            599,037
                                                                                             --------------    ---------------
Net decrease in cash and cash equivalents                                                        (57,612)           (19,267)
Beginning cash and cash equivalents                                                              118,636             75,799
                                                                                             --------------    ---------------
Ending cash and cash equivalents                                                                 $61,024           $ 56,532
                                                                                             ==============    ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Loans receivable transferred to repossessed assets                                          $3,870           $  5,259
                                                                                             ==============    ===============
      Total interest payments made on deposits and other borrowings                              $54,269           $ 38,177
                                                                                             ==============    ===============
      Federal income taxes paid                                                                  $11,000           $  9,500
                                                                                             ==============    ===============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             FLAGSTAR BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

NOTE 2.       BASIS OF PRESENTATION

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2.       PREFERRED SECURITIES  OF A TRUST SUBSIDIARY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           SELECTED FINANCIAL RATIOS

                                                                        For the quarter ended
                                                                     March 31,          March 31,
                                                                       2000               1999
                                                                 -----------------    ----------------
                                                                            ( Unaudited )
                                                                ( in thousands, except per share data )
                  Return on average assets                                  0.34%               1.37%
                  Return on average equity                                  8.24%              26.99%
                  Efficiency ratio                                          74.7%               50.9%

                  Equity/assets ratio (average for the period)              4.19%               5.06%

                  Mortgage loans originated / purchased              $ 1,962,624         $ 4,794,633
                  Mortgage loans sold                                $ 1,381,278         $ 3,919,993

                  Interest rate spread                                      1.80%               1.79%
                  Net interest margin                                       1.94%               1.99%

                  Charge-offs to average loans                              0.16%               0.08%

                 -------------------------------------------------------------------------------------
                                                                     March 31,           December 31,
                                                                       2000                 1999
                                                                 -----------------    ----------------

                  Equity-to-assets ratio                                    3.75%               4.31%
                  Tangible capital ratio (1)                                6.03%               6.76%
                  Core capital ratio (1)                                    6.06%               6.80%
                  Risk-based capital ratio (1)                             10.81%              12.26%
                  Total risk-based capital ratio (1)                       11.61%              13.16%

                  Book value per share                                   $ 14.65              $14.41
                  Shares outstanding                                      12,330
                                                                                              12,891

                  Mortgage loans serviced for others                 $ 9,569,910          $9,519,926
                  Value of mortgage servicing rights                        1.41%               1.38%

                  Allowance for losses to problem loans                     49.7%               55.0%
                  Allowance for losses to total loans                       0.53%               0.60%
                  Non performing assets to total assets                     1.35%               1.47%

                  Number of  bank branches                                    38                  35
                  Number of loan origination centers                          35                  38
                  Number of correspondent offices                             15                  16
                  Number of employees                                      1,627               1,627

-----------------


(1) These ratios are applicable to Flagstar Bank.

RESULTS OF OPERATIONS

NET EARNINGS

Net earnings for the three months ended March 31, 2000 were $3.8 million ( $0.30 per share-diluted ), a $7.6 million decrease from the $11.4 million ( $0.80 per share-diluted ) reported in 1999. The decrease resulted from a $14.5 million decrease in non-interest income, a $2.5 million increase in operating expenses, offset by a $5.0 million increase in net interest income, and a $0.5 million decrease in the provision for losses, and a $3.9 million decrease in the provision for federal income taxes.

NET INTEREST INCOME

Net interest income increased $5.0 million, or 35.2%, to $19.2 million for the three months ended March 31, 2000, from $14.2 million for the comparable 1999 period. This increase was due to a $1.1 billion increase in average interest-earning assets between the comparable periods, offset by a $1.1 billion increase in interest-bearing liabilities necessary to fund the growth. The increase in revenue was also aided by the increase in the Company's interest rate spread. The spread increased from 1.79% in the 1999 period to 1.80% for the three months ended March 31, 2000. The increased spread, offset by a $11.2 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company's net interest margin of 0.05% to 1.94% for the three months ended March 31, 2000 from 1.99% for the comparable 1999 period.

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

TABLE 1
AVERAGE YIELDS EARNED AND RATES PAID


                                                                   Quarter Ended March 31,
                                     ------------------------------------------------------------------------------------
                                                     2000                                        1999
                                     --------------------------------------    ------------------------------------------
                                        Average                   Yield/           Average                      Yield/
                                        Balance      Interest      Rate            Balance        Interest       Rate
                                     ------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:                                               ( In Millions )
Loans receivable, net                $ 3,895,997       $ 74,245    7.64%       $ 2,839,532         $ 51,233     7.32%
FHLB stock                                79,850          1,592    8.00             57,838            1,141     8.00
Other                                      7,254             99    5.46              3,962               55     5.55
                                     ---------------------------               ------------------------------
Total                                  3,983,101       $ 75,936    7.65%          2,901,332        $ 52,429     7.33%
Other assets                             385,867                                   425,177
                                     --------------                            ----------------
Total assets                         $ 4,368,968                               $ 3,326,509
                                     ==============                            ================

INTEREST-BEARING LIABILITIES:

Deposits                             $ 2,409,032       $ 33,285    5.54%       $ 1,997,876         $ 26,782     5.44%
FHLB advances                          1,333,702         20,178    6.07            697,890            9,436     5.48
Other                                    148,623          3,247    8.76            102,652            2,004     7.92
                                     ---------------------------               ------------------------------
Total interest-bearing liabilities     3,891,357       $ 56,710    5.85%         2,798,418         $ 38,222     5.54%
Other liabilities                        294,709                                   359,681
  Stockholders equity                    182,902                                   168,410
                                     --------------                            ----------------
Total liabilities and
        Stockholders equity          $ 4,368,968                               $ 3,326,509
                                     ==============                            ================

Net interest-earning assets          $    91,744                                 $ 102,914
                                     ==============                            ================
                                                    ------------                                -------------
Net interest income                                    $ 19,226                                    $ 14,207
                                                    ============                                =============
                                                                 ----------                                   -----------
Interest rate spread                                               1.80%                                        1.79%
                                                                 ==========                                   ===========

Net interest margin                                                1.94%                                        1.99%
                                                                 ==========                                   ===========

Ratio of average interest-
Earning assets to
Interest-bearing liabilities                                        102%                                         104%
                                                                 ==========                                   ===========

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

TABLE 2

                                                                  Three months ended March 31,
                                                            -----------------------------------------
                                                                        2000 versus 1999
                                                                  Increase (Decrease) due to:
                                                                Rate          Volume        Total
                                                            -----------------------------------------
                 INTEREST INCOME:                                        (In Thousands)
                 Loans receivable, net                      $    9,245     $  13,767     $ 23,012
                 FHLB stock                                          1           450          451
                 Other                                              (4)           48           44
                                                            -----------------------------------------
                 Total                                      $    9,242     $  14,265     $ 23,507

                 INTEREST EXPENSE:
                 Deposits                                   $    2,003     $   4,500     $  6,503
                 FHLB advances                                   4,130         6,612       10,742
                 Other                                             859           384        1,243
                                                            -----------------------------------------
                 Total                                      $    6,992     $  11,496     $ 18,488
                                                            -----------------------------------------
                 Net change in net interest income          $    2,250     $   2,769     $  5,019
                                                            =========================================


PROVISION FOR LOSSES

The provision for losses decreased to $1.6 million for the three months ended March 31, 2000 from $2.1 million recorded during the same period in 1999. The loss provision recorded in the 2000 period was utilized to offset actual charge-offs recorded within the 2000 quarter whereas the 1999 period provision of $2.1 million was also used to increase the level of the general allowance for losses by $1.5 million to $21.5 million. The allowance at March 31, 2000 stands at 0.53% of loans and 49.7% of non-performing loans. The allowance stood at 0.60% of loans and 55.0% of non-performing loans at December 31, 1999.

Non-performing loans stood at $46.3 million at March 31, 2000, up slightly from $41.8 at December 31, 1999, an increase of 10.8%. Net charge-offs were an annualized 0.16% of average loans outstanding during the three months ended March 31, 2000.

NON-INTEREST INCOME

During the three months ended March 31, 2000, non-interest income decreased $14.5 million, or 55.1%, to $11.8 million versus the $26.3 million recorded during the three months ended March 31, 1999. This decrease was attributable to a decrease in net gain on loan sales and a decrease in net gain on the sales of mortgage servicing rights, offset by an increase in other fees and charges and an increase in loan administration revenues.

     LOAN ADMINISTRATION

Net loan administration fee revenue increased to $4.4 million during the three months ended March 31, 2000, from $3.2 million in the comparable 1999 period. This increase resulted primarily from a decrease in the amount of the amortization recorded for mortgage servicing rights. This decrease was caused by a general slow down in the rate of prepayment on the underlying mortgage loans. Fee income before the amortization of servicing rights actually decreased $1.3 million for the three months ended March 31, 2000, to $8.2 million, but was offset by a $2.6 million decrease in amortization. At March 31, 2000, the unpaid principal balance of loans serviced for others was $9.5 billion versus $10.5 billion serviced at March 31, 1999 and $9.5 billion serviced at December 31, 1999. At March 31, 2000 the weighted average servicing fee on loans serviced for others was 0.281% (i.e., 28.1 basis points).

     NET GAIN ON LOAN SALES

For the three months ended March 31, 2000, net gain on loan sales decreased $17.0 million, to $2.2 million, from $19.2 million in the 1999 period. The 2000 period reflects the sale of $1.4 billion in loans versus $3.9 billion sold in the 1999 period. The stable interest rate environment in the 1999 period resulted in a larger profit margin (49 bps. versus 15 bps.) and the lower interest rate environment during 1999 influenced the increased mortgage loan origination volume ($2.0 billion in the 2000 period versus $4.8 billion in the 1999 period) which allowed the Company to sell more loans and thus creating more revenue in the 1999 period.

     NET GAIN ON THE SALE OF MORTGAGE SERVICING RIGHTS

For the three months ended March 31, 2000, the net gain on the sale of mortgage servicing rights decreased $375,000 to $320,000 from $695,000 for the same period in 1999. The 2000 gain on sale of mortgage servicing rights included the bulk flow sale of FNMA / FHLMC servicing rights totaling $1.0 billion which were sold with a gain of only $39,000 and the bulk flow servicing sales of $85.1 million of GNMA servicing rights which generated a $281,000 gain. The 1999 gain on sale of mortgage servicing rights included the bulk flow sale of FNMA / FHLMC servicing rights totaling $4.2 billion which were sold with a gain of only $49,000 and bulk flow servicing sales of $126.2 million of GNMA servicing rights which generated a $342,000 gain.

Additionally the Company sold $23.1 million in loans on a servicing released basis during the 1999 period.

     OTHER FEES AND CHARGES

During the three months ended March 31, 2000, the Company recorded $4.8 million in other fees and charges. In the comparable 1999 period, the Company recorded $3.2 million. The fees reflected in this revenue line are fees collected on deposit accounts, certain types of non-residential mortgage loans, consumer loans, and miscellaneous fees collected for various customer service functions. These fees are not deferred, unlike the various fee income generated in the mortgage origination process. The timing and predictability of these fees in the future is uncertain.

NON-INTEREST EXPENSE

The following table sets forth components of the Company's non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to Statement of Financial Accounting Standards ("SFAS") No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company's statement of earnings. Management believes that the analysis of non-interest expense on a "gross" basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing two periods.

                                                                                 Quarter ended
                                                                                   March 31,
                                                                            2000              1999
                                                                        -------------   --------------
                                                                               ( In thousands )
                 Compensation and benefits                              $ 15,056          $ 15,700
                 Commissions                                               5,088             6,748
                 Occupancy and equipment                                   6,396             4,562
                 Advertising                                                 769               853
                 Core deposit amortization                                   322               323
                 Federal insurance premium                                   123               300
                 General and administrative                                 6,098           10,419
                                                                        -------------   --------------
                 Total                                                     33,852           38,905
                 Less: capitalized direct costs of loan closings          (10,400)         (17,969)
                                                                        -------------   --------------
                 Total, net                                             $  23,452         $ 20,936
                                                                        =============   ==============
                 Efficiency ratio                                            74.7%            50.9%


Non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $5.0 million, or 12.9%, to $33.9 million during the three months ended March 31, 2000, from $38.9 million for the comparable 1999 period. The decreased costs are primarily attributable to the $2.8 billion decrease (58.3%) in mortgage loans originated during the comparable periods. The largest change occurred in the amount of general and administrative expenses but there were decreases reported in every category except occupancy and equipment which experienced a 39.1% increase associated with the retail banking expansion.

The decreased commission expense of $1.6 million and the $4.3 million decrease in general and administration expenses were attributable for the most part to the decreased mortgage loan production levels.

The $0.6 million decrease in compensation and benefits costs was attributable to a decrease of 309 non-commissioned employees in the 2000 period versus the 1999 period. This employee cutback occurred in response to the decreased loan production volume experienced during the quarter and is net of the increase in staff required to operate the Company's eight new bank branches that were in operation during the 2000 quarter. These new branches accounted for the $1.8 million increase in occupancy and equipment cost during the comparable periods.

SEGMENT REPORTING

The following tables present certain financial information concerning the results of operations of Flagstar's retail banking and mortgage banking operations.

TABLE 4
RETAIL BANKING OPERATIONS

                                                        At or for the quarter ended
                                                                 March 31,
                                                          2000               1999
                                                    ---------------     --------------
                                                               ( In thousands )
                 Revenues                                $ 17,257            $ 13,713
                 Earnings before taxes                     11,381               9,694
                 Identifiable assets                    1,624,799           1,138,423


TABLE 5
MORTGAGE BANKING OPERATIONS

                                                        At or for the quarter ended
                                                                 March 31,
                                                          2000                1999
                                                    ----------------     --------------
                                                                ( In thousands )
                 Revenues                               $  13,723            $  26,790
                 (Loss) earnings before taxes              (5,419)               7,800
                 Identifiable assets                    3,198,899            3,014,558


RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan. The Bank operates a network of 38 bank branches. The Company has focused on expanding its deposit branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company's mortgage customers in Michigan.

During the quarter ended March 31, 2000, the Company recorded approximately $11.4 million in earnings before tax from this operation. This total equated to a $1.7 million, or 17.5%, increase in earnings versus the comparable 1999 period. Additionally, this earnings result is up 12.9% from the previous quarter. During the quarter, the earnings generated in the retail banking operation offset the losses generated in the mortgage banking operation and provided the Company with a positive profit margin.

MORTGAGE BANKING OPERATIONS

Flagstar's mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 35 loan origination centers located primarily in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a national network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers.

Additionally, this segment of the Company's operations includes the mortgage servicing operation. The Company serviced $9.5 billion in mortgage loans for others at March 31, 2000.

The mortgage banking operation recorded a pre-tax loss of $5.4 million during the three months ended March 31, 2000. The loss can be attributable to, among other things, the 58.3% reduction in mortgage loan production, the reduced gain on sale spread achieved on sold loans (15 bps. vs. 49 bps.), and the decreased volume of loans serviced for others. This loss compares to the $7.8 million pre-tax profit reported in the comparable 1999 period. This loss occurred despite a 6.7% increase in attributable assets during the 2000 period versus the 1999 period.

FINANCIAL CONDITION

     ASSETS

The Company's assets totaled $4.8 billion at March 31, 2000, an increase of $0.5 billion, or 11.6%, as compared to $4.3 billion at December 31, 1999. This increase was primarily due to an large increase in mortgage loans available for sale.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased from $118.6 million at December 31, 1999 to $61.0 million at March 31, 2000.

LOANS RECEIVABLE, NET

Loans receivable, net increased $547.6 million, from $3.8 billion at December 31, 1999 to $4.4 billion at March 31, 2000.

Mortgage loans available for sale increased $567.1 million, or 25.4%, to $2.8 billion at March 31, 2000, from $2.2 billion at December 31, 1999. This increase is attributable to the Company's ability and management's decision to hold a larger portion of its mortgage loan production for a longer period in order to take advantage of the spread income the Company can earn. These loans will subsequently be sold into the secondary market.

Loans held for investment decreased $19.7 million, or 1.2%, from $1.601 billion at December 31, 1999 to $1.582 billion at March 31, 2000. This decrease is primarily attributable to a large decrease in the amount of mortgage loans held for investment offset in part by increases in second mortgage loans and commercial real estate loans.

ALLOWANCE FOR LOSSES

The allowance for losses totaled $23.0 million at March 31, 2000, unchanged from December 31, 1999. The allowance for losses as a percentage of non-performing loans was 49.7% and 55.0% at March 31, 2000 and December 31, 1999, respectively. The Company's non-performing loans totaled $46.3 million and $41.8 million at March 31, 2000 and December 31, 1999, respectively. The allowance for losses as a percentage of total loans, was 0.53% and 0.60% at March 31, 2000 and December 31, 1999, respectively. The dollar amount of the allowance for losses was based upon management's assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions.

FHLB STOCK

Holdings of FHLB stock remained unchanged at $79.9 million at March 31, 2000. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased from $26.6 million at December 31, 1999 to $28.9 million at March 31, 2000. This asset will fluctuate as the size of the earning asset portfolio increases or decreases.

REPOSSESSED ASSETS

Repossessed assets decreased from $21.4 million at December 31, 1999 to $18.5 million at March 31, 2000. During the first quarter, the Company sold $6.7 million of owned real estate assets and foreclosed upon an additional $3.9 million in seriously delinquent loans.

MORTGAGE SERVICING RIGHTS

Mortgage servicing rights totaled $134.7 million at March 31, 2000, an increase of $2.9 million, or 2.2%, from $131.8 million at December 31, 1999. During the three months ended March 31, 2000, the Company capitalized $25.5 million, amortized $3.8 million, and sold $18.8 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $9.5 billion at March 31, 2000 versus $9.5 billion at December 31, 1999. The capitalized value of the mortgage servicing rights was 1.41% and 1.38% of the underlying principal balance at March 31, 2000 and December 31, 1999, respectively.

OTHER ASSETS

Other assets decreased $14.9 million, or 19.6%, to $61.1 million at March 31, 2000, from $76.0 million at December 31, 1999. The majority of this decrease was attributable to the receipt of receivables recorded in conjunction with the sale of mortgage servicing rights completed in 1999. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

     LIABILITIES

The Company's total liabilities increased $505.2 million, or 12.2%, to $4.6 billion at March 31, 2000, from $4.1 billion at December 31, 1999. This increase was primarily attributable to an increase in total paying liabilities.

RETAIL DEPOSIT ACCOUNTS

Retail deposit accounts increased $163.0 million, or 12.6%, to $1.5 billion at March 31, 2000, from $1.3 billion at December 31, 1999. This increase reflects the Company's retail deposit growth strategy and its branch network expansion strategy. The number of bank branches increased from 35 at December 31, 1999 to 38 at March 31, 2000.

At March 31, 2000, the Company's retail certificates of deposit totaled $963.0 million, or 66.1% of total retail deposits. These certificates carry an average balance of $19,839 and a weighted average cost of 6.01%.

WHOLESALE DEPOSIT ACCOUNTS

Wholesale deposit accounts increased $242.9 million, or 25.1%, to $1.2 billion at March 31, 2000, from $967.8 million at December 31, 1999. This increase reflects the Company's need to fund the asset growth achieved in the first quarter. Wholesale funds are used as an alternate source of funding until retail deposits can be gathered at more attractive rates. At March 31, 2000, the Company's wholesale deposits consist entirely of certificates of deposit which carry a weighted rate of 5.99% and a weighted maturity of 16.3 months.

FEDERAL HOME LOAN BANK ADVANCES

FHLB advances increased $81.3 million, or 5.5%, to $1.6 billion at March 31, 2000, from $1.5 billion at December 31, 1999. The weighted rate on the FHLB advances was 6.23% at March 31, 2000. The Company relies upon such advances as a source of funding for the origination or purchase of mortgage loans which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company's current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

ACCRUED INTEREST PAYABLE

Accrued interest payable increased $2.4 million, or 15.3%, to $18.1 million at March 31, 2000, from $15.7 million at December 31, 1999. The Company typically pays interest on a one month lag. The size of this asset fluctuates as the Company's deposit portfolio and other interest paying liabilities increase or decrease.

UNDISBURSED PAYMENTS ON LOANS SERVICED FOR OTHERS

Undisbursed payments on loans serviced for others decreased $2.3 million, or 3.3%, to $66.9 million at March 31, 2000, from $69.2 million at December 31, 1999. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

This decrease resulted from the continued slow down in the rate of prepayment on the mortgage loans being serviced for others.

ESCROW ACCOUNTS

Customer escrow accounts increased $10.3 million, or 13.7%, to $85.6 million at March 31, 2000, from $75.3 million at December 31, 1999. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

LIABILITY FOR CHECKS ISSUED

Liability for checks issued increased $17.7 million, or 58.2%, to $48.1 million at March 31, 2000, from $30.4 million at December 31, 1999. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and seasonally while decreasing during a time when loan origination volume is down.

FEDERAL INCOME TAXES PAYABLE

Federal income taxes payable decreased $8.8 million, or 17.5%, to $41.4 million at March 31, 2000, from $50.2 million at December 31, 1999. This decrease is attributable to the payment of $11.0 million in current taxes and the $2.2 million increase in the tax liability attributable to the first quarter earnings.

OTHER LIABILITIES

Other liabilities decreased $1.3 million, or 1.8%, to $69.4 million at March 31, 2000, from $70.7 million at December 31, 1999. This decrease is attributable to decreases in accrued accounts payable relating to compensation and mortgage loan production.

                         LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business concerns other than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision ("OTS") regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. While the Bank's liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank's average liquidity ratio was 4.8% for the quarter ended March 31, 2000.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended March 31, 2000 totaled $1.4 billion, a decrease of $2.5 billion, or 64.1% from $3.9 billion sold during the same period in 1999. This decrease in mortgage loan sales was attributable to the 58.3% decrease in mortgage loan originations. The Company sold 70.0% and 81.3% of its mortgage loan originations during the three month periods ended March 31, 2000 and 1999, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $1.6 billion outstanding at March 31, 2000. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $1.8 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 2000, the Company had outstanding rate-lock commitments to lend $651.6 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $21.6 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2000, the Company had outstanding commitments to sell $585.0 million of mortgage loans. These commitments will be funded within 90 days. The Company has issued warehouse lines of credit to various mortgage companies totaling $317.8 million, of which $41.7 million was advanced at March 31, 2000. The Company also has other unused commercial and consumer lines of credit totaling $71.8 million at March 31, 2000.

     CAPITAL RESOURCES

At March 31, 2000, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

STOCK BUYBACK

The board of directors of Flagstar Bancorp released data on April 3, 2000 which stated that the Company has repurchased a total of 561,500 shares, or approximately 4.4% of the outstanding shares at January 1, 2000. These shares were repurchased at a weighted price of $13.56 per share.

The repurchased shares were acquired under the Company's Stock Repurchase Program adopted on September 21, 1999. The program allows management to repurchase up to 2.0 million shares of the Company's common stock by September 30, 2000. The repurchased shares will be reserved for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 1999.

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


                                   FLAGSTAR BANCORP, INC.



Date:    May 12, 2000              /S/ Thomas J. Hammond
                                   ---------------------
                                   Thomas J. Hammond
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Duly Authorized Officer)




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
