Form 10-Q
period 2000-06-30
FLAGSTAR BANCORP INC
filed 2000-08-11
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission File No.:     0-22353

FLAGSTAR BANCORP, INC.
_________________________________________
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3150651 (I.R.S. Employer Identification No.)

2600 Telegraph Road, Bloomfield Hills, Michigan (Address of principal executive offices)	48302-0953 (Zip Code)

Registrant’s telephone number, including area code:     (248) 338-7700

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes      X      No    .

      As of July 31, 2000, 12,245,853 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — June 30, 2000 ( unaudited ) and December 31, 1999.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2000 and 1999.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2000 and 1999.

Condensed Notes to Consolidated Financial Statements

When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
Assets	2000	1999

	(unaudited)
Cash and cash equivalents	$334,523	$118,636

Loans receivable

Mortgage loans available for sale	1,625,509	2,230,381

Loans held for investment	3,032,335	1,555,350

Less: allowance for losses	(25,000)	(23,000)

Loans receivable, net	4,682,844	3,808,731

Federal Home Loan Bank stock	98,800	79,850

Other investments	2,521	—

Total earning assets	4,784,165	3,888,581

Accrued interest receivable	36,807	26,629

Repossessed assets	19,309	21,364

Premises and equipment	84,588	46,979

Mortgage servicing rights	125,527	131,831

Other assets	74,436	76,019

Total assets	$5,459,355	$4,310,039

Liabilities and Stockholders’ Equity

Liabilities

Retail deposit accounts	$1,583,854	$1,293,183

Wholesale deposit accounts	1,662,720	967,780

Federal Home Loan Bank advances	1,570,000	1,477,000

Long term debt	74,750	74,750

Total interest bearing liabilities	4,891,324	3,812,713

Accrued interest payable	26,056	15,689

Undisbursed payments on loans serviced for others	71,828	69,231

Escrow accounts	99,773	75,340

Liability for checks issued	63,440	30,426

Federal income taxes payable	46,275	50,238

Other liabilities	76,456	70,688

Total liabilities	5,275,152	4,124,325
Stockholders’ Equity

Common stock — $.01 par value, 40,000,000 shares authorized; 13,699,823 shares issued; and 12,027,473 and 12,891,473 outstanding at June 30, 2000 and December 31, 1999, respectively	120	129

Additional paid in capital	6,913	18,307

Retained earnings	177,170	167,278

Total stockholders’ equity	184,203	185,714

Total liabilities and stockholders’ equity	$5,459,355	$4,310,039

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended		For the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

Interest Income

Loans	$92,947	$57,441	$167,192	$108,674

Other	2,431	1,222	4,122	2,418

Total	95,378	58,663	171,314	111,092

Interest Expense

Deposits	41,873	28,396	75,158	55,178

FHLB advances	26,887	10,515	47,065	19,951

Other	3,232	2,911	6,479	4,915

Total	71,992	41,822	128,702	80,044

Net interest income	23,386	16,841	42,612	31,048

Provision for losses	4,352	972	5,918	3,045

Net interest income after provision for losses	19,034	15,869	36,694	28,003

Non-Interest Income

Loan administration	4,476	7,519	8,920	10,670

Net gain on loan sales	3,345	11,748	5,528	30,956

Net gain on sales of mortgage servicing rights	5,596	227	5,916	922

Other fees and charges	3,692	3,064	8,499	6,306

Total	17,109	22,558	28,863	48,854

Non-Interest Expense

Compensation and benefits	8,116	9,736	19,523	19,147

Occupancy and equipment	7,076	5,223	13,472	9,785

General and administrative	7,494	5,426	13,143	12,389

Total	22,686	20,385	46,138	41,321

Earnings before federal income taxes	13,457	18,042	19,419	35,536

Provision for federal income taxes	4,840	6,343	7,035	12,474

Net Earnings	$8,617	$11,699	$12,384	$23,062

Earnings per share — basic	$0.70	$0.86	$1.00	$1.69

Earnings per share — diluted	$0.70	$0.83	$1.00	$1.63

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended
	June 30,

	2000	1999

Operating Activities

Net earnings	$12,384	$23,062

Adjustments to reconcile net earnings to net cash used in operating activities

Provision for losses	5,918	3,045

Depreciation and amortization	13,244	11,842

Net gain on the sale of assets	(52)	(174)

Net gain on loan sales	(5,528)	(30,956)

Net gain on sales of mortgage servicing rights	(5,916)	(922)

Proceeds from sales of loans available for sale	3,471,568	8,265,243

Originations and repurchases of loans available for sale, net of principal repayments	(4,369,559)	(8,813,466)

Increase (decrease) in accrued interest receivable	(10,178)	2,528

Decrease in other assets	937	9,926

Increase in accrued interest payable	10,368	1,247

Increase in liability for checks issued	33,014	4,807

Decrease in current federal income taxes payable	(1,990)	(19,003)

(Benefit) provision for deferred federal income taxes payable	(1,973)	11,977

Increase (decrease) in other liabilities	5,768	(3,296)

Net cash used in operating activities	(841,995)	(534,140)

Investing Activities

Net change in investments	(2,521)	500

Originations of loans held for investment, net of principal repayments	14,425	(146,009)

Purchase of Federal Home Loan Bank stock	(18,950)	(1,213)

Proceeds from the disposition of repossessed assets	11,261	9,825

Acquisitions of premises and equipment	(43,053)	(8,056)

Net proceeds from the disposition of premises and equipment	109	—

Increase in mortgage servicing rights	(64,816)	(117,810)

Proceeds from the sale of mortgage servicing rights	69,681	110,159

Net cash used in investing activities	(33,864)	(152,604)

Financing Activities

Net increase in deposit accounts	985,611	222,987

Net increase in Federal Home Loan Bank advances	93,000	441,957

Issuance of Junior Subordinated Debentures	—	74,750

Net (disbursement) receipt of payments of loans serviced for others	2,597	(87,528)

Net receipt of escrow payments	24,432	33,881

Stock repurchase program	(11,403)	—

Net proceeds from the exercise of common stock options	—	182

Dividends paid to stockholders	(2,491)	(2,187)

Net cash provided by financing activities	1,091,746	684,042

Net decrease in cash and cash equivalents	215,887	(2,702)

Beginning cash and cash equivalents	118,636	75,799

Ending cash and cash equivalents	$334,523	$73,097

Supplemental disclosure of cash flow information:

Loans receivable transferred to repossessed assets	$12,948	$9,948

Total interest payments made on deposits and other borrowings	$118,334	$78,798

Federal income taxes paid	$11,000	$10,000

Loans available for sale transferred to loans held for investment	$1,508,391	$310,594

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar’s primary business consists of attracting deposits from the general public and originating or acquiring residential mortgage loans. The Company also acquires funds on a wholesale basis from a variety of sources, services a significant volume of loans for others, and to a lesser extent makes consumer loans, commercial real estate loans, and non-real estate commercial loans.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination, and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Note 2. Basis of Presentation

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2000	1999	2000	1999

Return on average assets	0.67%	1.31%	0.52%	1.34%

Return on average equity	18.95%	25.94%	13.58%	26.44%

Efficiency ratio	55.22%	52.10%	63.65%	51.71%

Equity/assets ratio (average for the period)	3.54%	5.03%	3.84%	5.05%

Mortgage loans originated or purchased	$2,450,551	$4,419,296	$4,413,175	$9,213,929

Mortgage loans sold	$2,040,827	$4,256,747	$3,422,105	$8,176,740

Interest rate spread	1.83%	1.73%	1.80%	1.79%

Net interest margin	1.96%	2.14%	1.95%	2.07%

Average common shares outstanding	12,131	13,676	12,408	13,673

Average fully diluted shares outstanding	12,131	14,082	12,432	14,178

Charge-offs to average loans outstanding	0.20%	0.12%	0.18%	0.10%

	June 30,	March 30,	December 31,	June 30,
	2000	2000	2000	1999

Equity-to-assets ratio	3.37%	3.75%	4.31%	4.93%

Tangible capital ratio (1)	5.37%	6.03%	6.76%	7.87%

Core capital ratio (1)	5.39%	6.06%	6.80%	7.93%

Risk-based capital ratio (1)	9.89%	10.81%	12.26%	15.56%

Total risk-based capital ratio (1)	10.68%	11.61%	13.16%	16.58%

Book value per share	$15.32	$14.65	$14.41	$13.51

Number of common shares outstanding	12,027	12,330	12,891	13,685

Mortgage loans serviced for others	$8,402,411	$9,569,910	$9,519,926	$11,130,708

Value of mortgage servicing rights	1.49%	1.41%	1.38%	1.36%

Allowance for losses to non performing loans	53.33%	49.65%	55.00%	57.12%

Allowance for losses to total loans	0.53%	0.53%	0.60%	0.66%

Non performing assets to total assets	1.21%	1.35%	1.47%	1.62%

Number of bank branches	40	38	35	31

Number of loan origination centers	38	35	38	36

Number of correspondent offices	15	15	16	15

Number of employees	1,762	1,627	1,627	1,913

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations

Net Earnings

During both the three and six month period ended June 30, 2000, the Company recorded decreased net earnings from operations due to the interest rate environment prevalent in 2000. The higher and/or rising interest rates experienced in 2000 have negatively affected the mortgage banking segment of the Company’s operations. Despite the decline in revenues in the mortgage banking operation, the expanding retail banking operation has allowed the Company to remain profitable.

Net earnings for the three months ended June 30, 2000 were $8.6 million ( $0.70 per share-diluted ), a $3.1 million decrease from the $11.7 million ( $0.83 per share-diluted ) reported in 1999. The decrease resulted from a $5.5 million decrease in other income, a $3.4 million increase in the provision for losses, and a $2.3 million increase in operating expenses, which was offset by a $1.5 million decrease in the provision for federal income taxes and a $6.6 increase in net interest income.

Net earnings for the six months ended June 30, 2000 were $12.4 million ( $1.00 per share-diluted ), a $10.7 million decrease from the $23.1 million ( $1.63 per share-diluted ) reported in 1999. The decrease resulted from a $20.0 million decrease in other income, a $2.9 million increase in the provision for losses, and a $4.8 million increase in operating expenses, which was offset by a $5.5 million decrease in the provision for federal income taxes and a $11.6 increase in net interest income.

Net Interest Income

Net interest income continues to rise and increased $6.6 million, or 39.3%, to $23.4 million for the three months ended June 30, 2000. This level of interest income compares positively to the $16.8 million recorded for the 1999 period. The increase was due to a $1.6 billion increase in average interest-earning assets between the comparable periods, offset by a $1.7 billion increase in interest-bearing liabilities necessary to fund the growth. As volumes were increasing, the Company’s interest rate spread also increased from 1.73% in the 1999 period to 1.83% for the three months ended June 30, 2000. The increased spread was offset by an $85.5 million decrease in the excess of average earning assets over average interest-bearing liabilities. This decrease created a decrease in the Company’s net interest margin of 0.18% to 1.96% for the three months ended June 30, 2000 from 2.14% for the comparable 1999 period.

Net interest income also increased $11.6 million, or 37.4%, to $42.6 million for the six months ended June 30, 2000. This level of interest income compares to $31.0 million recorded during the 1999 period. This increase was due to a $1.4 billion increase in average interest-earning assets between the comparable periods, offset by a $1.4 billion increase in interest-bearing liabilities necessary to fund the growth. The Company’s interest rate spread increased from 1.79% for the 1999 period to 1.80% for the six months ended June 30, 2000. The increased spread was offset by the $25.8 million decrease in the excess of average earning assets over average interest-bearing liabilities during the period. These changes resulted in a net decrease in the Company’s net interest margin by 0.12% to 1.95% for the six months ended June 30, 2000 from 2.07% for the comparable 1999 period.

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

TABLE 1

	Quarter ended June 30,

	2000			1999

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			(in thousands)
Interest-earning assets:

Loans receivable, net	$4,657,465	$92,947	7.98%	$3,136,382	$57,441	7.33%

FHLB stock	98,800	1,971	8.00	58,500	1,180	8.00

Other	32,745	460	5.62	3,165	42	5.31

Total interest-earning assets	4,789,010	$95,378	7.97%	3,198,047	$58,663	7.34%

Other assets	352,277			384,815

Total assets	$5,141,287			$3,582,862

Interest-bearing liabilities:

Deposits	$2,866,023	$41,873	5.86%	$2,110,291	$28,396	5.40%

FHLB advances	1,686,296	26,887	6.40	783,753	10,515	5.38

Other	149,750	3,232	8.66	131,599	2,911	8.87

Total interest-bearing liabilities	4,702,069	$71,992	6.14%	3,025,643	$41,822	5.61%

Other liabilities	257,293			376,836

Stockholders equity	181,925			180,383

Total liabilities and stockholders equity	$5,141,287			$3,582,862

Net interest-earning assets	$86,941			$172,404

Net interest income		$23,386			$16,841

Interest rate spread			1.83%			1.73%

Net interest margin			1.96%			2.14%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			106%

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,

	2000			1999

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			(in thousands)
Interest-earning assets:

Loans receivable, net	$4,276,730	$167,192	7.82%	$2,963,777	$108,674	7.33%

FHLB stock	89,325	3,563	8.00	58,521	2,321	8.00

Other	20,000	559	5.59	3,561	97	5.45

Total interest-earning assets	4,386,055	$171,314	7.81%	3,025,859	$111,092	7.34%

Other assets	368,772			428,371

Total assets	$4,754,827			$3,454,230

Interest-bearing liabilities:

Deposits	$2,637,337	$75,158	5.72%	$2,054,478	$55,178	5.42%

FHLB advances	1,509,736	47,065	6.25	740,056	19,951	5.44

Other	149,187	6,479	8.71	115,705	4,915	8.57

Total interest-bearing liabilities	4,296,260	$128,702	6.01%	2,910,239	$80,044	5.55%

Other liabilities	276,144			369,560

Stockholders equity	182,423			174,431

Total liabilities and Stockholders equity	$4,754,827			$3,454,230

Net interest-earning assets	$89,795			$115,620

Net interest income		$42,612			$31,048

Interest rate spread			1.80%			1.79%

Net interest margin			1.95%			2.07%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			104%

RATE/VOLUME ANALYSIS

Table 3 and Table 4 present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial volume constant).

TABLE 3

	Quarter ended June 30,

		2000 versus 1999

	Increase (Decrease) due to:

	Rate	Volume	Total

Interest Income:		(in thousands)

Loans receivable, net	$7,648	$27,858	$35,506

FHLB stock	0	791	791

Other	26	392	418

Total	$7,674	$29,041	$36,715

Interest Expense:

Deposits	$3,317	$10,160	$13,477

FHLB advances	4,275	12,097	16,372

Other	(81)	402	321

Total	$7,511	$22,659	$30,170

Net change in net interest income	$163	$6,382	$6,545

TABLE 4

	Six months ended June 30,

		2000 versus 1999

	Increase (Decrease) due to:

	Rate	Volume	Total

Interest Income:		(in thousands)
Loans receivable, net	$10,375	$48,143	$58,518

FHLB stock	1	1,241	1,242

Other	15	447	462

Total	$10,391	$49,831	$60,222

Interest Expense:

Deposits	$3,945	$16,035	$19,980

FHLB advances	6,156	20,958	27,114

Other	107	1,457	1,564

Total	$10,208	$38,450	$48,658

Net change in net interest income	$183	$11,381	$11,564

Provision for Losses

The provision for losses was increased to $4.4 million for the three months ended June 30, 2000 from $1.0 million during the same period in 1999. The provision for losses increased to $5.9 million for the six months ended June 30, 2000 from $3.0 million during the same period in 1999.

The increased provision contained an amount which increased the allowance for losses by $2.0 million at June 30, 2000. The allowance was increased by management in order to set loan loss reserves at a level that would offset the inherent risk associated with the Company’s loan portfolio. The loan portfolio increased 23.7% during the six month period ended June 30, 2000. The Company’s increase in its general reserves constituted an increase of 8.7%. During the 1999 periods no such increases were made. The allowance, which now totals $25.0 million, is 0.53% of loans and 53.3% of non-performing loans. The allowance stood at 0.66% and 0.60% of total loans and 57.1% and 55.0% of non-performing loans at June 30, 1999 and December 31, 1999, respectively.

Non-performing loans stood at $46.9 million at June 30, 2000, up slightly from $46.3 million, a 1.3% increase, at March 31, 2000. Non-performing loans stood at $41.8 million (12.2% less) at December 31, 1999. Net charge-offs were an annualized 0.20% and 0.18% of average loans outstanding during the three months and six months ended June 30, 2000, respectively.

Non-Interest Income

During the three months ended June 30, 2000, non-interest income decreased $5.5 million, or 24.3%, to $17.1 million from $22.6 million. This decrease was primarily attributable to a decrease in net gain on loan sales and loan administration fees, offset by an increase in the net gain on the sales of mortgage servicing rights and a small increase in other fees and charges.

During the six months ended June 30, 2000, non-interest income decreased $20.0 million, or 40.9%, to $28.9 million from $48.9 million. This decrease was also attributable to a decrease in net gain on loan sales and loan administration fees, offset by an increase in the net gain on the sales of mortgage servicing rights and a small increase in other fees and charges.

      Loan Administration

Net loan administration fee income decreased to $4.5 million during the three months ended June 30, 2000, from $7.5 million in the 1999 period. This decrease resulted from an increase in the amortization of the mortgage servicing rights caused by a recalculation of the remaining life associated with the underlying mortgage loans and a decrease in the amount of average loans serviced for others. Fee income before the amortization of servicing rights decreased only $0.9 million for the three months ended June 30, 2000, to $8.1 million compared to the $9.0 million recorded in the 1999 period.

At June 30, 2000, the unpaid principal balance of loans serviced for others was $8.4 billion versus $9.5 billion serviced at March 31, 2000 and $9.5 billion serviced at December 31, 1999. At June 30, 1999, the unpaid principal balance of loans serviced for others was $11.1 billion versus $10.5 billion serviced at March 31, 1999 and $11.5 billion serviced at December 31, 1998. The weighted average servicing fee on loans serviced for others at June 30, 2000 was 0.284% (i.e., 28.4 basis points).

Net loan administration fee income for the six months ended June 30, 2000 decreased to $8.9 million from $10.7 million recorded in the 1999 period. This decrease also was the result of the increased amortization of mortgage servicing rights and the decreased size of the portfolio of loans serviced for others. Gross fee income, before the amortization of serving rights, decreased $2.2 million for the six months ended June 30, 2000 to $16.3 million, from $18.5 million for the comparable 1999 period.

      Net Gain on Loan Sales

For the three months ended June 30, 2000, net gain on loan sales decreased $8.4 million, to $3.3 million, from $11.7 million in the 1999 period. The 2000 period reflects the sale of $2.0 billion in loans versus $4.3 billion sold in the 1999 period. The higher interest rate environment in the 2000 period resulted in a smaller mortgage loan origination volume ($2.4 billion in the 2000 period vs. $4.4 billion in the 1999 period) and a smaller or narrower gain on sale spread (16 basis points versus 28 basis points) recorded when the loans were sold.

For the six months ended June 30, 2000, net gain on loan sales decreased $25.5 million, to $5.5 million, from $31.0 million in the comparable 1999 period. The 2000 period includes the sale of $3.4 billion in loans versus $8.2 billion sold in the 1999 period. For the six month period ended June 30, 2000, the higher interest rate environment also resulted in a smaller or narrower gain on sale spread recorded (16 basis points versus 38 basis points) when the loans were sold.

      Net Gain on the Sale of Mortgage Servicing Rights

For the three months ended June 30, 2000, the net gain on the sale of mortgage servicing rights increased from $227,000 during the 1999 period to $5.6 million. The gain on sale of mortgage servicing rights increased because the Company sold a $1.6 billion seasoned bulk servicing package in the 2000 period and did not have such a sale of seasoned loans in the 1999 period. During 1999, the Company sold $3.2 billion of newly originated servicing rights on a flow basis. During 2000, the Company also sold $1.4 billion of servicing rights on a flow basis for a minimal profit.

For the six months ended June 30, 2000, the net gain on the sale of mortgage servicing rights increased $5.0 million to $5.9 million, from $922,000 for the same period in 1999. The gain on sale of mortgage servicing rights increased due to the aforementioned sale of $1.6 billion of seasoned servicing rights in 2000. During 1999, the Company only recorded a minimal gain on a bulk servicing sale of $1.0 billion in mortgage servicing rights. During 2000, the Company sold a total of $4.1 billion in servicing versus $3.4 billion in the origination of mortgage servicing rights. In 1999, the Company sold $7.6 billion and originated $8.2 billion in mortgage servicing rights.

      Other Fees and Charges

During the three and six months ended June 30, 2000, the Company recorded $3.7 million and $8.5 million in other fees and charges, respectively. In the comparable 1999 periods, the Company recorded $3.1 million and $6.3 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

Non-Interest Expense

The following table sets forth the components of the Company’s non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized. These expense amounts are reflected on the Company’s statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing periods.

	Quarter ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

		( in thousands )
Compensation and benefits	$14,615	$16,038	$29,671	$31,738

Commissions	6,800	8,601	11,887	15,349

Occupancy and equipment	7,077	5,223	13,473	9,785

Advertising	975	366	1,745	1,219

Core deposit amortization	323	323	645	645

Federal insurance premium	126	307	249	607

General and administrative	7,742	7,533	13,840	17,953

Total	37,658	38,391	71,510	77,296

Less: capitalized direct costs of loan closings	(14,972)	(18,006)	(25,372)	(35,975)

Total, net	$22,686	$20,385	$46,138	$41,321

Efficiency ratio	55.22%	52.10%	63.65%	51.71%

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $0.7 million, or 1.8%, to $37.7 million during the three months ended June 30, 2000, from $38.4 million for the comparable 1999 period. Although the overall decreased costs were modest, the makeup of the expenses varied greatly. The largest changes occurred in the amount of compensation and benefits and commissions paid and the occupancy and equipment costs reported.

The decreased commission expense of $1.8 million is the direct result of the decrease in mortgage loan originations during the period. The majority of the $1.9 million increase in occupancy and equipment costs are directly attributable to the deposit branch expansion. The decrease in general and administrative expenses are reflective of the decreased mortgage loan originations offset by the increased number of deposit branches. The Company opened two bank branches during the quarter, and maintained nine more branches during the 2000 quarter than the comparable 1999 period.

During the six months ended June 30, 2000, non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $5.8 million, or 7.5%, to $71.5 million, from $77.3 million for the comparable 1999 period. The decreased costs are primarily attributable to the $4.8 billion decrease (52.2%) in mortgage loans originated during the comparable periods. The largest changes occurred in the decreased amounts of compensation and benefits and commissions and general and administrative expenses, offset somewhat by the increase in occupancy and equipment costs reported.

The decreased commission expense of $3.4 million and the $2.0 million decrease in compensation costs are the direct result of the decrease in mortgage loan originations during period. The majority of the $4.2 million decrease in general and administrative expenses represents decreased mortgage origination costs, offset by increases in costs associated with the deposit branch expansion. Additionally, the increased occupancy and equipment expense of $3.7 million along with the $0.5 million increase in advertising costs are the result of the opening and maintenance of the nine bank branches operated during 2000.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. At June 30, 2000, the Bank operated a network of 40 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 38 loan origination centers located in Michigan, California, Ohio, and Florida. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4
Retail Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

		( In thousands )
Revenues	$16,908	$14,757	$34,165	$28,615

Earnings before taxes	8,743	10,769	20,125	20,607

Identifiable assets	1,745,115	1,349,024	1,745,115	1,349,024

Table 5
Mortgage Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,
	2000	1999	2000	1999

		( In thousands )
Revenues	$23,588	$24,642	$37,311	$51,287

Earnings before taxes	4,715	7,273	(705)	14,929

Identifiable assets	3,714,240	2,817,979	3,714,240	2,817,979

Financial Condition

Assets

The Company’s assets totaled $5.5 billion at June 30, 2000, an increase of $1.2 billion, or 27.9%, as compared to $4.3 billion at December 31, 1999. This increase was primarily due to increases in loans receivable, net.

      Cash and cash equivalents

Cash and cash equivalents increased from $118.6 million at December 31, 1999 to $334.5 million at June 30, 2000. The cash on hand at June 30, 2000 includes $265.0 million of funds held in an overnight time account at the Federal Home Loan Bank. This excess cash was part of the proceeds received on loan sales consumated at the end of June. These funds were utilized in the mortgage banking operation during July.

      Loans receivable, net

Loans receivable, net increased $0.9 billion, from $3.8 billion at December 31, 1999 to $4.7 billion at June 30, 2000.

Mortgage loans available for sale decreased $0.6 billion, or 27.3%, to $1.6 billion at June 30, 2000, from $2.2 billion at December 31, 1999. This decrease is primarily attributable to Company’s decision to transfer $1.5 billion of loans available for sale to the held for investment category as part of the Company’s interest rate risk management. These loans were primarily adjustable rate loans which carry a fixed rate of interest for the first 3, 5, or 7 years.

Loans held for investment increased $1.4 billion, or 87.5%, from $1.6 billion at December 31, 1999 to $3.0 billion at June 30, 2000. This increase is primarily attributable to the above mentioned transfer, but also includes increases in every category of loan designated as held for investment. These increases include a $10.1 million increase in consumer loans, a $14.6 million increase in commercial loans, a $36.8 million increase in commercial real estate loans, a $5.0 million increase in construction loans, and a $54.2 million increase in second mortgage loans.

Included in the commercial loan total of $65.6 million reported at June 30, 2000 were $56.5 million of utilized warehouse lines of credit. These warehouse lines totaled $273.3 million, of which $216.8 million were not utilized. Warehouse lines of credit utilized at December 31, 1999 totaled $46.2 million.

      Allowance for losses

The allowance for losses totaled $25.0 million at June 30, 2000, an increase of $2.0 million, or 8.7%, from $23.0 million at December 31, 1999. The allowance for losses as a percentage of non-performing loans was 53.3% and 55.0% at June 30, 2000 and December 31, 1999, respectively. The Company’s non-performing loans totaled $46.9 million and $41.8 million at June 30, 2000 and December 31, 1999, respectively. The allowance for losses as a percentage of total loans, was 0.53% and 0.60% at June 30, 2000 and December 31, 1999, respectively. The increase in the dollar amount of the allowance for losses was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the six months ended June 30, 2000, non-performing loans increased $5.1 million, or 12.2%, and management increased the allowance for losses $2.0 million, creating a 16.5% increase in net non-performing loans.

      FHLB stock

Holdings of FHLB stock increased from $79.9 million at December 31, 1999 to $98.8 million at June 30, 2000 as the Company’s total mortgage loan portfolio increased. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater. During the quarter ended June 30, 2000, the FHLB advance total reached $2.0 billion creating the need for the increased stock balance.

      Accrued interest receivable

Accrued interest receivable increased from $26.6 million at December 31, 1999 to $36.8 million at June 30, 2000 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

      Repossessed assets

Repossessed assets decreased from $21.4 million at December 31, 1999 to $19.3 million at June 30, 2000 because of the net sale of foreclosed real estate.

      Mortgage servicing rights

Mortgage servicing rights totaled $125.5 million at June 30, 2000, a decrease of $6.3 million, or 4.8%, from $131.8 million reported at December 31, 1999. During the six months ended June 30, 2000, the Company capitalized $64.8 million, amortized $7.4 million, and sold $63.7 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $8.4 billion at June 30, 2000 versus $9.5 billion at December 31, 1999. The capitalized value of the mortgage servicing rights was 1.49% and 1.38% value at June 30, 2000 and December 31, 1999, respectively.

      Other assets

Other assets decreased $1.6 million, or 2.1%, to $74.4 million at June 30, 2000, from $76.0 million at December 31, 1999. The majority of this small decrease was attributable to the collection of receivables previously recorded in conjunction with the sale of residential mortgage loan servicing rights completed in the latter half of 1999. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.2 billion, or 29.3%, to $5.3 billion at June 30, 2000, from $4.1 billion at December 31, 1999. This increase was primarily attributable to an increase of $1.1 billion in interest bearing liabilities but includes an increase in most every liability category.

      Retail deposit accounts

Retail deposit accounts increased $0.3 billion, or 23.1%, to $1.6 billion at June 30, 2000, from $1.3 billion at December 31, 1999. This increase reflects the deposit growth strategy being implemented in the Company’s bank branch network. The number of bank branches increased from 38 at December 31, 1999 to 40 at June 30, 2000. At June 30, 2000, the Company’s retail certificates of deposit totaled $1.1 billion, or 68.8% of total retail deposits. These certificates carry an average balance of $19,504 and a weighted average cost of 6.31%.

      Wholesale deposit accounts

Wholesale deposit accounts increased $0.7 billion, or 70.0%, to $1.7 billion at June 30, 2000, from $1.0 billion at December 31, 1999. This increase reflects the Company’s need to provide a short-term funding source for the increased level of held for investment mortgage loans. These deposits are made up entirely of certificates of deposit garnered through the secondary market. At June 30, 2000, the portfolio of certificates of deposit had a weighted cost of 6.31%.

      FHLB advances

FHLB advances increased $0.1 billion, or 6.7%, to $1.6 billion at June 30, 2000, from $1.5 million at December 31, 1999. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

      Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in an initial public offering. The securities were issued by the Company’s subsidiary, Flagstar Trust, a Delaware trust. The preferred securities mature in 30 years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from the offering was contributed to Flagstar Bank as additional paid in capital and is included as regulatory capital.

      Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $2.6 million, or 3.8%, to $71.8 million at June 30, 2000, from $69.2 million at December 31, 1999. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

      Escrow accounts

Customer escrow accounts increased $24.5 million, or 32.5%, to $99.8 million at June 30, 2000, from $75.3 million at December 31, 1999. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

      Liability for checks issued

Liability for checks issued increased $33.0 million, or 108.6%, to $63.4 million at June 30, 2000, from $30.4 million at December 31, 1999. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

      Federal income taxes payable

Federal income taxes payable decreased $3.9 million, or 7.8%, to $46.3 million at June 30, 2000, from $50.2 million at December 31, 1999. This decrease is attributable to the payment of taxes during the six months ended June 30, 2000 offset by an increase in the deferred tax liability created through operations.

      Other liabilities

Other liabilities increased $5.8 million, or 8.2%, to $76.5 million at June 30, 2000, from $70.7 million at December 31, 1999. This increase is deemed immaterial.

Liquidity and Capital Resources

      Liquidity

Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision (“OTS”) regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. While the Bank’s liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank’s average liquidity ratio was 6.17% for the quarter ended June 30, 2000.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended June 30, 2000 totaled $2.0 billion, a decrease of $2.3 billion, or 53.5% from $4.3 billion sold during the same period in 1999. This decrease in mortgage loan sales was attributable to the 45.5% decrease in mortgage loan originations during the quarter. The Company sold 83.3% and 97.7% of its mortgage loan originations during the three month periods ended June 30, 2000 and 1999, respectively.

Mortgage loans sold during the six months ended June 30, 2000 totaled $3.4 billion, a decrease of $4.8 billion, or 58.5% from $8.2 billion sold during the same period in 1999. This decrease in mortgage loan sales was attributable to the 52.2% decrease in mortgage loan originations. The Company sold 77.3% and 89.1% of its mortgage loan originations during the six month periods ended June 30, 2000 and 1999, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $1.6 billion outstanding at June 30, 2000. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $2.0 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 2000, the Company had outstanding rate-lock commitments to lend $926.5 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $17.8 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2000, the Company had outstanding commitments to sell $670.0 million of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $289.7 million at June 30, 2000. Such commitments include $216.8 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $56.5 million at June 30, 2000.

      Capital Resources.

At June 30, 2000, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

STOCK BUYBACK

The board of directors of Flagstar Bancorp adopted the Company’s Stock Repurchase Program (“Program”) on September 21, 1999. The Company has repurchased a total of 1.7 million shares, or approximately 12.2 % of the outstanding shares prior to the Program. These shares were repurchased at a weighted price of $14.04 per share. The repurchased shares totaled over 25.0% of the stock that was not owned by Flagstar’s founders, executive management, and directors prior to the Program. Flagstar insiders and affiliates collectively own over 60% of the Company’s outstanding common shares.

The repurchased shares will be reserved for possible reissue in connection with stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

Item 3. Market Risk

In its mortgage banking operations, the Company is exposed to market risk in the form of interest rate risk from the time the interest rate on a mortgage loan application is committed to by the Company through the time the Company sells or commits to sell the mortgage loan. On a daily basis, the Company analyzes various economic and market factors and, based upon these analyses, projects the amount of mortgage loans it expects to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the number of mortgage loans on which the Company has issued binding commitments (and thereby locked in the interest rate) but has not yet closed (“pipeline loans”) to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resultant mismatching of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this is not anticipated, the Company will not have made commitments to sell these additional pipeline loans and may incur losses upon their sale as the market rate of interest will be higher than the mortgage interest rate committed to by the Company on such additional pipeline loans. To the extent that the hedging strategies utilized by the Company are not successful, the Company’s profitability may be adversely affected.

Management believes there has been no material change in either interest rate risk or market risk since December 31, 1999.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 1999 Annual Meeting of Shareholders of the Company was held on May 9, 2000.

(b)	Not applicable

(c)	The following directors were re-elected for a term of three years:

	Votes

	For	Abstain

Michael W. Carrie	11,781,275	590,444

James D. Coleman	12,326,927	44,792

Richard S. Elsea	12,320,299	51,420

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11. Computation of Net Earnings per Share

Exhibit 27 (SEC Use only)

(b)	Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC

Date: August 14, 2000	/S/ Thomas J. Hammond
Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie
Michael W. Carrie Executive Vice President (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Computation of Net Earnings per Share

27	Financial Data Schedule