Form 10-Q
period 2000-09-30
FLAGSTAR BANCORP INC
filed 2000-11-13
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:   0-22353

                FLAGSTAR BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes          No   .

      As of November 10, 2000, 11,879,453 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — September 30, 2000 ( unaudited ) and December 31, 1999.

Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2000 and 1999.

Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2000 and 1999.

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

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition

(in thousands)

	At September 30,	At December 31,
Assets	2000	1999

	(unaudited)
Cash and cash equivalents	$39,769	$118,636

Loans receivable Mortgage loans available for sale	1,900,961	2,230,381

Loans held for investment	3,299,591	747,185

Less: allowance for losses	(25,000)	(23,000)

Loans receivable, net	5,175,552	3,808,731

Federal Home Loan Bank stock	98,800	79,850

Other investments	3,744	—

Total earning assets	5,278,096	3,888,581

Accrued interest receivable	38,516	26,629

Repossessed assets	23,425	21,364

Premises and equipment	97,094	46,979

Mortgage servicing rights	102,374	131,831

Other assets	59,368	76,019

Total assets	$5,638,642	$4,310,039

Liabilities and Stockholders’ Equity

Liabilities

Retail deposits	$1,754,207	$1,293,183

Wholesale deposits	1,552,892	967,780

Federal Home Loan Bank advances	1,732,000	1,477,000

Long term debt	74,750	74,750

Total interest bearing liabilities	5,113,849	3,812,713

Accrued interest payable	41,018	15,689

Undisbursed payments on loans serviced for others	44,095	69,231

Escrow accounts	71,935	75,340

Liability for checks issued	55,775	30,426

Federal income taxes payable	51,364	50,238

Other liabilities	70,272	70,688

Total liabilities	5,448,308	4,124,325

Stockholders’ Equity

Common stock — $.01 par value, 40,000,000 shares authorized, 13,384,923 and 13,699,823 shares issued and 11,885,953 and 12,891,473 shares outstanding at September 30, 2000 and December 31, 1999, respectively	119	129

Additional paid in capital	5,249	18,307

Retained earnings	184,966	167,278

Total stockholders’ equity	190,334	185,714

Total liabilities and stockholders’ equity	$5,638,642	$4,310,039

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Earnings

(in thousands)

	For the quarter ended		For the nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

Interest Income

Loans	$101,211	$59,009	$268,403	$167,683

Other	3,213	1,225	7,335	3,643

Total	104,424	60,234	275,738	171,326

Interest Expense

Deposits	51,002	28,614	126,160	83,792

FHLB advances	25,784	12,440	72,849	32,391

Other	2,998	3,572	9,477	8,487

Total	79,784	44,626	208,486	124,670

Net interest income	24,640	15,608	67,252	46,656

Provision for losses	2,400	1,459	8,318	4,504

Net interest income after provision for losses	22,240	14,149	58,934	42,152

Non-Interest Income

Loan administration	3,530	4,725	12,450	15,395

Net gain on loan sales	4,170	1,187	9,698	32,143

Net gain on sales of mortgage servicing rights	5,335	3,961	11,252	4,883

Other fees and charges	4,471	4,068	12,969	10,374

Total	17,506	13,941	46,369	62,795

Non-Interest Expense

Compensation and benefits	9,667	8,840	29,190	27,987

Occupancy and equipment	7,930	5,450	21,402	15,235

General and administrative	8,041	2,752	21,183	15,141

Total	25,638	17,042	71,775	58,363

Earnings before federal income taxes	14,108	11,048	33,528	46,584

Provision for federal income taxes	5,088	3,844	12,124	16,318

Net Earnings	$9,020	$7,204	$21,404	$30,266

Earnings per share – basic	$0.75	$0.52	$1.75	$2.21

Earnings per share – diluted	$0.71	$0.51	$1.71	$2.14

The accompanying notes are an integral part of these statements

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	For the nine months ended September 30,

	2000	1999

Operating Activities

Net earnings	$21,404	$30,266

Adjustments to reconcile net earnings to net cash used in operating activities

Provision for losses	8,318	4,504

Depreciation and amortization	19,289	18,365

Net loss (gain) on the sale of assets	89	(190)

Net gain on loan sales	(11,252)	(32,143)

Gain on sales of mortgage servicing rights	(9,698)	(3,671)

Proceeds from sales of loans available for sale	5,442,570	11,164,466

Originations and repurchases of loans available for sale, net of principal repayments	(6,997,109)	(11,545,571)

(Increase) decrease in accrued interest receivable	(11,887)	1,120

Decrease in other assets	15,681	58,040

Increase (decrease) in accrued interest payable	25,329	(486)

Increase (decrease) in liability for checks issued	25,349	(22,663)

Decrease in current federal income taxes payable	(10,851)	(15,458)

Provision for deferred federal income taxes payable	11,977	11,977

Decrease in other liabilities	(415)	(6,386)

Net cash used in operating activities	(1,471,206)	(337,830)

Investing Activities

Maturity of other investments	(3,744)	500

Originations of loans held for investment, net of principal repayments	172,256	(397,929)

Purchase of Federal Home Loan Bank stock	(18,950)	(1,212)

Proceeds from the disposition of repossessed assets	15,362	14,196

Acquisitions of premises and equipment	(58,981)	(12,486)

Proceeds from the disposition of premises and equipment	109	—

Increase in mortgage servicing rights	(105,977)	(167,202)

Proceeds from the sale of mortgage servicing rights	136,454	153,646

Net cash provided by (used in) investing activities	136,529	(410,487)

Financing Activities

Net increase in deposit accounts	1,046,136	195,288

Net increase in Federal Home Loan Bank advances	255,000	586,980

Issuance of Junior Subordinated Debentures	—	74,750

Net disbursement of payments of loans serviced for others	(25,136)	(113,035)

Net (disbursement) receipt of escrow payments	(3,406)	2,766

Net proceeds from the exercise of common stock options	—	361

Common stock repurchases	(13,069)	(1,464)

Dividends paid to stockholders	(3,716)	(3,556)

Net cash provided by financing activities	1,255,810	742,090

Net decrease in cash and cash equivalents	(78,867)	(6,227)

Beginning cash and cash equivalents	118,636	75,799

Ending cash and cash equivalents	$39,769	$69,572

Supplemental disclosure of cash flow information:

Loans receivable transferred to repossessed assets	$23,161	$14,717

Total interest payments made on deposits and other borrowings	$183,157	$125,157

Federal income taxes paid	$19,500	$10,000

Loans available for sale transferred to loans held for investment	$1,891,704	$581,203

The accompanying notes are an integral part of these statements

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios

	For the quarter ended		For the nine months ended

	September	September	September	September
	30, 2000	30, 1999	30, 2000	30, 2000

Return on average assets	0.65%	0.76%	0.57%	1.14%

Return on average equity	19.15%	15.58%	15.47%	22.67%

Efficiency ratio	60.06%	56.58%	62.32%	52.44%

Equity/assets ratio (average for the period)	3.41%	4.89%	3.68%	5.01%

Mortgage loans originated or purchased	$2,651,880	$3,043,968	$7,065,055	$12,257,897

Mortgage loans sold	$1,942,227	$2,869,238	$5,364,332	$11,045,978

Interest rate spread	1.84%	1.82%	1.81%	1.82%

Net interest margin	1.92%	1.91%	1.93%	2.01%

Charge-offs to average loans outstanding	0.19%	0.18%	0.19%	0.13%

	September	June 30,	December	September
	30, 2000	2000	31, 1999	30, 1999

Equity-to-assets ratio	3.38%	3.37%	4.31%	5.00%

Tangible capital ratio (1)	5.31%	5.37%	6.76%	7.91%

Core capital ratio (1)	5.32%	5.39%	6.80%	7.96%

Risk-based capital ratio (1)	9.65%	9.89%	12.26%	16.69%

Total risk-based capital ratio (1)	10.45%	10.68%	13.16%	17.77%

Book value per share	$16.01	$15.32	$14.41	$13.93

Average shares outstanding	11,886	12,027	12,891	13,597

Mortgage loans serviced for others	$6,431,943	$8,402,411	$9,519,926	$11,308,993

Value of mortgage servicing rights	1.59%	1.49%	1.38%	1.37%

Allowance for losses to non performing loans	50.0%	53.3%	55.0%	54.8%

Allowance for losses to total loans	0.48%	0.53%	0.60%	0.64%

Non performing assets to total assets	1.30%	1.21%	1.47%	1.66%

Number of bank branches	48	40	35	32

Number of loan origination centers	38	38	38	37

Number of correspondent offices	15	15	16	17

Number of employees	1,923	1,762	1,627	1,668

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations

Net Earnings

Net earnings for the three months ended September 30, 2000 were $9.0 million ($0.71 per share-diluted), a $1.8 million increase from the $7.2 million ($0.51 per share-diluted) reported for the comparable 1999 period. The increase resulted primarily from a $9.0 million increase in net interest income and a $3.6 million increase in non-interest income, offset by a $8.6 million increase in operating expenses.

Net earnings for the nine months ended September 30, 2000 were $21.4 million ($1.71 per share-diluted), a $8.9 million decrease from the $30.3 million ($2.14 per share-diluted) reported for the nine months ended September 30, 1999. The decrease resulted primarily from a $16.4 million decrease in non-interest income and a $13.4 million increase in operating expenses, offset by a $20.6 million increase in net interest income.

Net Interest Income

The Company continues to increase the amount of net interest income recorded in each quarterly period. These increases are a direct result of the large increases in average earning assets recorded by the Company. The growth experienced in 2000 was recorded with a nominal increase in the spread between earning assets and paying liabilities. Management plans to continue to increase the size of the earning asset portfolio in future quarters in relation to regulatory limits. As a regulated savings institution the Bank must keep capital levels at a minimum of 5.00% of total assets.

Net interest income during the three months ended September 30, 2000 increased $9.0 million, or 57.7%, to $24.6 million, from $15.6 million recorded for the 1999 period. This increase was due to a $1.9 billion increase in average interest-earning assets between the comparable periods, offset by a $1.8 billion increase in interest-bearing liabilities necessary to fund the growth. At the same time, the Company’s interest rate spread increased from 1.82% in the 1999 period to 1.84% for the three months ended September 30, 2000. The increased spread along with the $24.7 million increase in the excess of average earning assets over average interest-bearing liabilities resulted in an increase in the Company’s net interest margin by 0.01% to 1.92% for the three months ended September 30, 2000 from 1.91% for the comparable 1999 period.

Net interest income for the nine months ended September 30, 2000, increased $20.6 million, or 44.1%, to $67.3 million from $46.7 million for the comparable 1999 period. This increase was due to a $1.5 billion increase in average interest-earning assets between the comparable periods, offset by a $1.6 billion increase in interest-bearing liabilities necessary to fund the growth. The Company’s interest rate spread decreased nominally from 1.82% for the 1999 period to 1.81% for the nine months ended September 30, 2000. The slight decrease in the spread and the $10.8 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a net decrease in the Company’s net interest margin by 0.08% to 1.93% for the nine months ended September 30, 2000 from 2.01% for the comparable 1999 period.

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

TABLE 1

	Quarter ended September 30,

	2000			1999

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands)
Interest-earning assets:

Loans receivable, net	$4,930,794	$101,211	8.14%	$3,186,683	$59,009	7.35%

FHLB stock	98,800	2,111	8.50	59,050	1,190	8.00

Other	82,156	1,102	5.32	2,744	35	5.06

Total interest-earning assets	5,111,750	$104,424	8.13%	3,248,477	$60,234	7.36%

Other assets	417,332			531,999

Total assets	$5,529,082			$3,780,476

Interest-bearing liabilities:

Deposits	$3,316,211	$51,002	6.10%	$2,142,661	$28,614	5.30%

FHLB advances	1,578,929	25,784	6.48	897,175	12,440	5.50

Other	137,561	2,998	8.65	154,284	3,572	9.19

Total interest-bearing liabilities	5,032,701	$79,784	6.29%	3,194,120	$44,626	5.54%

Other liabilities	307,938			401,380

Stockholders equity	188,443			184,976

Total liabilities and Stockholders equity	$5,529,082			$3,780,476

Net interest-earning assets	$79,049			$54,357

Net interest income		$24,640			$15,608

Interest rate spread			1.84%			1.82%

Net interest margin			1.92%			1.91%

Ratio of average interest-

Earning assets to Interest-bearing liabilities			102%			102%

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,

	2000			1999

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands)
Interest-earning assets:

Loans receivable, net	$4,511,952	$268,403	7.93%	$3,039,159	$167,683	7.36%

FHLB stock	92,832	5,674	8.16	58,697	3,511	8.00

Other	40,943	1,661	5.41	3,331	132	5.28

Total interest-earning assets	4,645,727	$275,738	7.92%	3,101,187	$171,326	7.37%

Other assets	368,377			452,914

Total assets	$5,014,104			$3,554,101

Interest-bearing liabilities:

Deposits	$2,874,905	$126,160	5.86%	$2,084,079	$83,792	5.38%

FHLB advances	1,538,479	72,849	6.33	794,468	32,391	5.45

Other	145,828	9,477	8.68	125,351	8,487	9.05

Total interest-bearing liabilities	4,559,212	$208,486	6.11%	3,003,898	$124,670	5.55%

Other liabilities	270,439			372,231

Stockholders equity	184,453			177,972

Total liabilities and Stockholders equity	$5,014,104			$3,554,101

Net interest-earning assets	$86,515			$97,289

Net interest income		$67,252			$46,656

Interest rate spread			1.81%			1.82%

Net interest margin			1.93%			2.01%

Ratio of average interest- earning assets to interest-bearing liabilities			102%			103%

RATE/VOLUME ANALYSIS

Table 3 and Table 4 present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities, which are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while utilizing the average outstanding balances).

TABLE 3

	Quarter ended September 30,

		2000 versus 1999

	Increase (Decrease) due to:

	Rate	Volume	Total

Interest Income:		(In Thousands )

Loans receivable, net	$9,738	$32,463	$42,202

FHLB stock	124	797	921

Other	53	1,014	1,067

Total	$9,916	$34,274	$44,190

Interest Expense:

Deposits	$6,633	$15,755	$22,388

FHLB advances	3,868	9,476	13,344

Other	(186)	(388)	(574)

Total	$10,315	$24,843	$35,158

Net change in net interest income	($399)	$9,431	$9,032

TABLE 4

	Nine months ended September 30,

		2000 versus 1999

	Increase (Decrease) due to:

	Rate	Volume	Total

Interest Income:		(In Thousands )

Loans receivable, net	$19,288	$81,432	$100,720

FHLB stock	113	2,050	2,163

Other	40	1,489	1,529

Total	$19,441	$84,971	$104,412

Interest Expense:

Deposits	$10,350	$32,018	$42,368

FHLB advances	10,154	30,304	40,458

Other	(405)	1,395	990

Total	$20,099	$63,717	$83,816

Net change in net interest income	($658)	$21,254	$20,596

Provision for Losses

During the three months ended September 30, 2000, the provision for losses was $2.4 million. The provision for losses recorded during the nine months ended September 30, 2000 was $8.3 million. During the nine month period, $2.0 million of the provision was used to increase the allowance for losses. The allowance, which totals $25.0 million, is 0.48% of loans and 50.0% of non-performing loans at September 30, 2000. The allowance stood at 0.64% and 0.60% of loans and 54.8% and 55.0% of non performing loans at September 30, 1999 and December 31, 1999, respectively.

Non-performing loans stood at $50.0 million at September 30, 2000, up from $46.9 million at June 30, 2000, and $41.8 million at December 31, 1999, an increase of 6.6% and 19.6%, respectively. Net charge-offs were an annualized 0.19% of average loans outstanding for both the three months and nine months ended September 30, 2000.

Non-Interest Income

During the three months ended September 30, 2000, non-interest income increased $3.6 million, or 25.9%, to $17.5 million from $13.9 million. This increase was attributable to increases in net gain on loan sales, net gain on the sales of mortgage servicing rights, and other fees and charges offset by a decrease in loan administration fees.

During the nine months ended September 30, 2000, non-interest income decreased $16.4 million, or 26.1%, to $46.4 million from $62.8 million. This decrease was attributable to a dramatic decrease in net gain on loan sales along with a decrease in loan administration fees offset by increases in net gain on the sales of mortgage servicing rights and other fees and charges.

      Loan Administration

Net loan administration fee income decreased to $3.5 million during the three months ended September 30, 2000, from $4.7 million in the 1999 period. This decrease resulted primarily from a decrease in the amount of mortgage loans serviced for others during the 2000 period. Fee income before the amortization of serving rights totaled $6.4 million for the three months ended September 30, 2000 compared to the $9.1 million recorded in the 1999 period. At September 30, 2000 the unpaid principal balance of the loans serviced for others was $6.4 billion. These loans had a weighted average servicing fee of 0.302% (i.e., 30.2 basis points).

Loan administration fee income for the nine months ended September 30, 2000 decreased $2.9 million to $12.5 million. This decrease also was the result of the decrease in the amount of mortgage loans serviced for others. Fee income before the amortization of serving rights decreased $4.9 million, or 17.8%, for the nine months ended September 30, 2000 compared to the results of the 1999 period.

      Net Gain on Loan Sales

For the three months ended September 30, 2000, net gain on loan sales increased $3.0 million, to $4.2 million, from $1.2 million in the 1999 period. The 2000 period reflects the sale of $1.9 billion in loans versus $2.9 billion sold in the 1999 period. In the 1999 period, mortgage interest rates were rising and the associated pricing spreads achievable on loan sales were extremely tight. The spread achieved during the 1999 period equaled 0.04% (4 b.p.s) versus the 0.21% (21 b.p.s) recorded in the 2000 period.

For the nine months ended September 30, 2000, net gain on loan sales decreased $22.4 million, 69.8%, to $9.7 million, from $32.1 million in the comparable 1999 period. The 2000 period includes the sale of $5.4 billion in loans versus $11.0 billion sold in the 1999 period. For the nine month period ended September 30, 2000, the Company recorded an 18.1 basis point gain on the loans sold versus the 29.1 basis points earned on the loans sold in the 1999 period.

Net Gain on the Sale of Mortgage Servicing Rights

For the three months ended September 30, 2000, the net gain on the sale of mortgage servicing rights (“MSR”) increased $1.3 million to $5.3 million, from $4.0 million for the same period in 1999. The increased gain on sale of MSR was primarily due to the increased amount of servicing rights sold in the 2000 period. During the 2000 period the servicing rights to $3.7 billion of loans were sold while in the 1999 period the servicing rights to $2.1 billion of loans were sold.

For the nine months ended September 30, 2000, the net gain on the sale of MSR increased $6.4 million, to $11.3 million, from $4.9 million for the comparable 1999 period. The gain on sale of mortgage servicing rights increased due to the MSR bulk sales involving $3.6 billion in loans during the 2000 period versus $1.0 billion in loans during the 1999 period. When the Company sells MSR’s on a “flow basis”, the underlying loans have been originated within the past three months. The MSR’s sold on a “bulk basis” are typically seasoned.

Activity of Mortgage Loans Serviced for Others( in thousands):

	Three months ended	Three months ended
	September 30, 2000	September 30, 1999

Beginning balance	$8,402,411	$11,130,708

Loans sold	1,942,227	2,869,238

Subtotal	10,344,638	13,999,946

Loans sold servicing released	9,326	—

Servicing sold (flow basis)	1,671,913	2,149,876

Servicing sold (bulk basis)	2,039,734	—

Subtotal	3,720,973	2,149,876

Amortization	191,722	541,077

Ending balance	$6,431,943	$11,308,993

	Nine months ended	Nine months ended
	September 30, 2000	September 30, 1999

Beginning balance	$9,519,926	$11,472,211

Loans sold	5,364,332	11,045,978

Subtotal	14,884,258	22,518,189

Loans sold servicing released	14,173	70,627

Servicing sold (flow basis)	3,878,754	8,339,065

Servicing sold (bulk basis)	3,641,238	1,043,645

Subtotal	7,524,839	9,453,337

Amortization	927,476	1,755,859

Ending balance	$6,431,943	$11,308,993

      Other Fees and Charges

During the three and nine months ended September 30, 2000, the Company recorded $4.5 million and $13.0 million in other fees and charges, respectively. In the comparable 1999 periods, the Company recorded $4.1 million and $10.4 million, respectively. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

Non-Interest Expense

The following table sets forth components of the Company’s non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company’s statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing periods.

	Quarter ended		Nine months ended
	September 30,		September 30,

	2000	1999	2000	1999

	(In thousands)
Compensation and benefits	$16,288	$14,852	$45,959	$46,590

Commissions	7,669	6,492	19,556	21,841

Occupancy and equipment	7,929	5,450	21,402	15,235

Advertising	1,440	833	3,185	2,052

Core deposit amortization	323	322	968	967

Federal insurance premium	147	336	396	943

General and administrative	8,392	5,933	22,231	23,886

Total	42,188	34,218	113,697	111,514

Less: capitalized direct costs of loan closings	(16,550)	(17,176)	(41,922)	(53,151)

Total, net	$25,638	$17,042	$71,775	$58,363

Efficiency ratio	60.06%	56.58%	62.32%	52.44%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $8.0 million, or 23.4%, and $2.2 million, or 2.0%, during the three months and nine months ended September 30, 2000, respectively, when compared to the three and nine month period in 1999. The amount of compensation and benefits expenses were up $1.4 million and down $0.7 million, commissions were up $1.2 million and down $2.2 million, occupancy and equipment charges were up $2.4 million and up $6.2 million, and the general and administrative expenses were reported up $2.5 million and down $1.7 million during the comparable three and nine month periods.

As the loan origination results of the period were accumulated, the amount of direct expense related to the origination process was calculated and deferred. During the three and nine months ended September 30, 2000, the direct cost attributable to the loan origination process equaled $826 per loan, or 0.62% of the loan balance, and $782 per loan, or 0.59% of the loan balance, respectively. During the comparable 1999 periods that cost was calculated as $718 per loan, or 0.56% of the loan balance, and $547 per loan, or 0.43% of the loan balance, respectively.

Non-Interest Expense (cont’d)

During the quarter ended September 30, 2000, the Company paid its sales staff commissions, which totaled $7.7 million, or 0.29% of loan originations. This amount compares with $6.5 million, or 0.21% of loan originations, paid in the comparable 1999 period. These increases in commissions are reflective of the current compensation structure employed by the Company. Retail loan officers which are part of the Company’s “net branch” program are afforded a larger commission component in exchange for a greater role in the management of the branch office along with an acceptance of responsibility for the branch office’s variable expenses. Members of the wholesale account executive group have been increasingly changed to a total commission based compensation package from their former salary plus commission compensation package. These changes have increased commissions for the nine months ended September 30, 2000 from 0.18% of mortgage originations to 0.28% of mortgage loan originations.

The majority of the $1.4 million increase in compensation and benefits during the third quarter is directly attributable to the eight new bank branches opened during the quarter, and the sixteen new branches maintained during the year 2000 quarter when compared to the 1999 period. These new offices also accounted for the majority of the increased occupancy and equipment costs of $2.4 million during the 2000 quarterly period and the $6.2 million of increase recorded throughout the year 2000. These costs will continue to increase in relation to the general expansion planned within the Company’s retail banking operations. This increase in expenses is offset by the reduction in the cost of funds achieved by Company.

The majority of the $2.5 million increase and the $1.7 decrease in general and administrative expenses represents increased costs associated with the new bank branches offset by decreases in the mortgage loan production costs. The increased occupancy and equipment expense of $6.2 million along with the increased advertising costs are also associated with the opening and maintenance of the additional six bank branches operated during 2000.

Federal Income Taxes

For the three months ended September 30, 2000, the provision for federal income taxes increased $1.3 million to $5.1 million, from $3.8 million for the same period in 1999. The provision was 36.2% and 34.5% of pretax earnings for the periods ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the provision for federal income taxes decreased $4.2 million to $12.1 million, from $16.3 million for the same period in 1999. The provision was 36.1% and 35.0% of pretax earnings for the periods ended September 30, 2000 and 1999, respectively.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern and western Michigan. The Bank operated a network of 48 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 38 loan origination centers located predominantly in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. A majority of the mortgage loans, which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC or FNMA.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4
Retail Banking Operations

	At or for the quarter ended		At or for the nine months
	September 30,		ended September 30,

	2000	1999	2000	1999

		(In thousands)
Revenues	$18,124	$14,798	$52,993	$43,377

Earnings before taxes	9,979	11,275	30,104	31,845

Identifiable assets	3,366,924	1,476,456	3,366,924	1,476,456

Table 5
Mortgage Banking Operations

	At or for the quarter ended		At or for the nine months

	September 30,		ended September 30,

	2000	1999	2000	1999

	(In thousands)
Revenues	$24,021	$14,751	$60,628	$66,074

Earnings before taxes	4,129	(227)	3,424	14,739

Identifiable assets	2,271,718	2,600,096	2,271,718	2,600,096

Financial Condition

      Assets

The Company’s assets totaled $5.6 billion at September 30, 2000, an increase of $1.3 billion, or 30.2%, as compared to $4.3 billion at December 31, 1999. This increase was primarily due to an increase in mortgage loans held for investment.

Cash and cash equivalents

Cash and cash equivalents decreased from $118.6 million at December 31, 1999 to $39.8 million at September 30, 2000

      Loans receivable, net

	September 30, 2000	June 30, 2000	December 31, 1999	September 30, 1999

Mortgage loans held for sale	$1,900,961	$1,625,509	$2,230,381	$2,227,058

Single family mortgage	2,798,714	2,529,970	1,169,781	789,141

Second mortgage	134,644	199,338	145,075	112,845

Residential construction	56,373	51,818	46,838	40,319

Commercial real estate	185,712	182,689	143,652	108,191

Warehouse lending	57,779	56,548	46,221	52,747

Commercial	9,408	9,071	7,024	4,601

Consumer	56,961	52,901	42,758	37,270

Total loans held for investment	3,299,591	3,082,335	1,601,350	1,145,114

Allowance for losses	(25,000)	(25,000)	(23,000)	(21,500)

Total loans receivable, net	$5,175,552	$4,682,844	$3,808,731	$3,350,672

Loans receivable, net increased $1.4 billion, from $3.8 billion at December 31, 1999 to $5.2 billion at September 30, 2000.

Mortgage loans available for sale decreased $0.3 billion, or 13.6%, to $1.9 billion at September 30, 2000, from $2.2 billion at December 31, 1999. This decrease is reflective of the decrease in the loan originations generated during the period ending September 30, 2000.

Loans held for investment increased $1.7 billion, or 106.3%, from $1.6 billion at December 31, 1999 to $3.3 billion at September 30, 2000. This increase is attributable to Management’s strategy to enlarge the asset and liability base of the Company. As can be viewed above, each category of investment loans has increased period to period except warehouse lending and second mortgages. Warehouse lending is driven by the funding needs of other mortgage lenders. In a period of slow loan volume warehouse lending balances will decline. In the third quarter the Company sold a portion of the second mortgages to the secondary market.

      Allowance for losses

The allowance for losses totaled $25.0 million at September 30, 2000, an increase of $2.0 million, or 8.7%, from $23.0 million at December 31, 1999. The allowance for losses as a percentage of non-performing loans was 50.0% and 55.0% at September 30, 2000 and December 31, 1999, respectively. The Company’s non-performing loans totaled $50.0 million and $41.8 million at September 30, 2000 and December 31, 1999, respectively. The allowance for losses as a percentage of total loans, was 0.48% and 0.60% at September 30, 2000 and December 31, 1999, respectively. The increase in the dollar amount of the allowance for losses was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions.

FHLB stock

Holdings of FHLB stock increased from $79.9 million at December 31, 1999 to $98.8 million at September 30, 2000 in response to the Company’s increased mortgage loan portfolio. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

      Accrued interest receivable

Accrued interest receivable increased from $26.6 million at December 31, 1999 to $38.5 million at September 30, 2000 as the Company’s interest earning asset portfolio increased. The Company typically collects interest in the following month after it is earned.

      Repossessed assets

Repossessed assets increased from $21.4 million at December 31, 1999 to $23.4 million at September 30, 2000 The increased was caused by the Company’s foreclosure proceedings upon non-performing loans.

      Mortgage servicing rights

Mortgage servicing rights totaled $102.4 million at September 30, 2000, a decrease of $29.4 million, or 22.3%, from $131.8 million at December 31, 1999. During the nine months ended September 30, 2000, the Company capitalized $106.0 million, amortized $10.2 million, and sold $125.2 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $6.4 billion at September 30, 2000 versus $9.5 billion at December 31, 1999. The capitalized value of the mortgage servicing rights was 1.59% and 1.38% value at September 30, 2000 and December 31, 1999, respectively.

      Other assets

Other assets decreased $16.6 million, or 21.8%, to $59.4 million at September 30, 2000, from $76.0 million at December 31, 1999. The majority of these balances are attributable to the collection of receivables previously recorded in conjunction with the sale of MSR’s. Upon the sale of MSR’s a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.3 billion, or 31.7%, to $5.4 billion at September 30, 2000, from $4.1 billion at December 31, 1999. This increase was attributable to an large increases in retail deposits, wholesale deposits, FHLB advances, accrued interest payable, checks issued, and federal income tax payable offset by decreases in undisbursed payments and escrow accounts.

      Retail deposits

	September 30, 2000			December 31, 1999

	Balance	Rate	%	Balance	Rate	%

DDA:

Non-interest bearing	$9,967	0.01%	0.57%	$7,088	0.03%	0.55%

Interest bearing	7,206	2.03	0.41	6,504	1.89	0.50

Interest bearing (tiered)	83,157	4.60	4.74	74,904	4.47	5.79

Business	28,778	0.23	1.64	48,923	0.01	3.78

Total	129,108	3.12	7.36	137,419	2.53	10.63

Savings:

Statement	14,533	3.11	0.83	15,162	3.03	1.17

Statement plus	323,705	5.32	18.45	343,851	5.17	26.59

Total	338,238	5.22	19.28	359,013	5.08	27.76

Certificates of deposits	1,286,861	6.56	73.36	796,751	5.72	61.61

Total retail deposits	$1,754,207	6.05%	100.00%	$1,293,183	5.20%	100.00%

Retail deposits accounts increased $0.5 billion, or 38.5%, to $1.8 billion at September 30, 2000, from $1.3 billion at December 31, 1999. This increase reflects the Company’s strategy to grow its branch network and to increase its market penetration. The number of bank branches increased from 35 at December 31, 1999 to 48 at September 30, 2000. The 13 new bank branches have added $128.7 million in new deposits to the Company’s total. In June 2000, the Company opened its first banking center in a Wal-Mart Superstore. The Company has signed agreements to open 39 of these banking centers within the next three years. These new banking centers although being opened a short period of time have contributed $28.4 million of the newly generated deposits. The Company has signed agreements or has begun construction on 30 more banking centers which will be in operation by December 31, 2001.

      Wholesale deposits

Wholesale deposits increased $0.6 billion, or 60.0%, to $1.6 billion at September 30, 2000, from $1.0 billion at December 31, 1999. This increase in deposits is reflective of the Company’s aggressive growth strategy during the nine month period. These funds are composed entirely of certificates of deposit. These funds were brokered, garnered through the secondary markets, or are solicited from local municipalities. These deposits carried a weighted average cost of 6.36%.

      FHLB advances

FHLB advances increased $0.2 billion, or 13.3%, to $1.7 billion at September 30, 2000, from $1.5 billion at December 31, 1999. The Company relies upon such advances as a source for both short term and long term funding. The short term funding needs of the Company arises from the origination or purchase of loans, which later are sold into the secondary market. The long term needs of the Company occur when management needs a fixed rate instrument to lengthen the duration of its liabilities. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts.

      Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in an initial public offering. The securities were issued by the Company’s subsidiary, Flagstar Trust, a Delaware trust. These preferred securities mature in 30 years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from the offering were contributed to Flagstar Bank as additional paid in capital and is included as regulatory capital.

      Accrued interest payable

Accrued interest payable increased from $15.7 million at December 31, 1999 to $41.0 million at September 30, 2000 as the Company’s total loan portfolio increased. The Company typically pays interest on its debt within the following quarter after it is accrued. This large increase (161.1%) is considered immaterial after consideration is given to the 34.2% increase in the paying liability portfolio.

      Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others decreased $25.1 million, or 36.3%, to $44.1 million at September 30, 2000, from $69.2 million at December 31, 1999. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. This substantial change is attributable to the general slowdown in the refinance volume experienced in the mortgage servicing portfolio.

      Escrow accounts

Customer escrow accounts decreased $3.4 million, or 4.5%, to $71.9 million at September 30, 2000, from $75.3 million at December 31, 1999. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

      Liability for checks issued

Liability for checks issued increased $25.4 million, or 83.6%, to $55.8 million at September 30, 2000, from $30.4 million at December 31, 1999. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

Federal income taxes payable

Federal income taxes payable increased $1.2 million, or 2.4%, to $51.4 million at September 30, 2000, from $50.2 million at December 31, 1999. This increase is attributable to the accrual of deferred taxes during the nine months ended September 30, 2000.

      Other liabilities

Other liabilities decreased $0.4 million, or 0.6%, to $70.3 million at September 30, 2000, from $70.7 million at December 31, 1999. This decrease is deemed immaterial.

Liquidity and Capital Resources

      Liquidity

Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Company has no other significant business than that of its wholly owned subsidiary, Flagstar Bank, FSB.

The Bank is required by the Office of Thrift Supervision (“OTS”) regulations to maintain minimum levels of liquid assets. This requirement, which may be changed at the discretion of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 4.00%. While the Bank’s liquidity ratio varies from time to time, the Bank has generally maintained liquid assets substantially in excess of the minimum requirements. The Bank’s average daily liquidity ratio was 10.38% for the quarter ended September 30, 2000.

A significant source of cash flow for the Company is the sale of mortgage loans held for sale. Additionally, the Company receives funds from loan principal repayments, advances from the FHLB, deposits from customers and cash generated from operations.

Mortgage loans sold during the three months ended September 30, 2000 totaled $1.9 billion, a decrease of $1.0 billion, or 34.5% from $2.9 billion sold during the same period in 1999. This decrease in mortgage loan sales was attributable to the 10.0% decrease in mortgage loan originations and the 10.6% increase in the loan portfolio during the quarter. The Company sold 70.4% and 96.7% of its mortgage loan originations during the three month periods ended September 30, 2000 and 1999, respectively.

Mortgage loans sold during the nine months ended September 30, 2000 totaled $5.4 billion, a decrease of $5.6 billion, or 50.9% from $11.0 billion sold during the same period in 1999. This decrease in mortgage loan sales was attributable to the 42.3% decrease in mortgage loan originations and the 36.8% increase in the loan portfolio during the period. The Company sold 76.1% and 89.4% of its mortgage loan originations during the nine month periods ended September 30, 2000 and 1999, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $1.7 billion outstanding at September 30, 2000. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $2.0 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 2000, the Company had outstanding rate-lock commitments to lend $938.9 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $27.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2000, the Company had outstanding commitments to sell $1.2 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $268.6 million at September 30, 2000. Such commitments include $252.0 million in warehouse lines of credit to various mortgage companies, of which $57.8 million was advanced at September 30, 2000.

      Capital Resources.

At September 30, 2000, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

STOCK BUYBACK

The board of directors of Flagstar Bancorp released data on October 31, 2000 that stated that the Company has repurchased a total of 1.8 million shares, or approximately 13.1 % of its outstanding shares prior to the commencement of the program. The repurchased shares are reserved for later reissue in connection with future stock dividends, dividend reinvestment plans, and employee benefit plans.

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

FLAGSTAR BANCORP, INC.

Date:	November 13, 2000	/S/ Thomas J. Hammond
Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie
Michael W. Carrie Executive Vice President (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Computation of Net Earnings per Share

27	Financial Data Schedule