Form 10-K
period 2000-12-31
FLAGSTAR BANCORP INC
filed 2001-03-30
CIK 1033012

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-22353

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

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

The registrant’s voting stock is traded on the NASDAQ Stock Market. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($21.875 per share) at which the stock was sold on March 16, 2001 was approximately $109.6 million. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all members of the original stockholder group that collectively own 57.7% of the registrant’s Common Stock.

As of March 16, 2001, 12,047,811 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1.  Portions of the Annual Report to Shareholders for the year ended December 31, 2000.

     2.  Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1997.

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

PART I

ITEM 1.  BUSINESS

GENERAL

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $5.8 billion in assets at December 31, 2000, Flagstar is the largest independent savings institution headquartered in Michigan. Our common stock is traded on the Nasdaq Stock Market under the symbol “FLGS.”

Through its retail banking centers and e-commerce distribution channels, the Company attracts deposits from the general public. The Company utilizes these deposits, along with other funds garnered from the secondary market, to originate or acquire loans on a nationwide basis. Flagstar is one of the largest home mortgage lenders in the United States. Additionally, but to a lesser extent, the Company provides warehousing lines of credit on a nationwide basis, and originates commercial real estate loans, consumer loans, and non-real estate commercial loans within its retail market area. The Company also services a significant volume of mortgage loans located throughout the United States.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

The Company’s executive office is located at 5151 Corporate Drive, Troy, Michigan 48098, and its telephone number at such office is (248) 312-2000.

LENDING ACTIVITIES

During 2000, Flagstar continued to be among the country’s top twenty largest mortgage loan originators. Although at a comparatively lesser volume, the Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

At December 31, 2000, the Company conducted its retail lending operations from 52 retail banking centers and 42 loan origination centers located in Michigan, Florida, Ohio, and California. The Company’s largest concentration of offices is in southern Michigan, where 49 of its retail banking centers and 29 of its loan centers are located. At December 31, 2000, the largest percentage of loans held and serviced by the Company related to properties located in southern Michigan. The Company also maintains 15 wholesale lending offices which conduct business with correspondent mortgage lenders nationwide.

MORTGAGE LOANS

The origination or acquisition of residential mortgage loans constitutes the most significant lending activity of the Company. The Company originated or acquired $9.9 billion, $14.6 billion, and $18.8 billion of mortgage loans during the years ended December 31, 2000, 1999, and 1998, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. The Company offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of the Company’s products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and the Government National Mortgage Association (“GNMA”). The Company also offers other residential mortgage loans that meet the Company’s underwriting guidelines, but have other terms and conditions customized to meet the needs of the borrower.

The Company, as a part of its overall mortgage banking strategy securitizes the majority of its mortgage loans through FHLMC, FNMA, or GNMA. The Company generally only securitizes its longer-term, fixed-rate loans while it invests in the shorter duration and adjustable rate product it originates. Securitization is the process by which mortgage loans owned by the Company are exchanged for mortgage-backed securities that are guaranteed by FHLMC, FNMA, or GNMA and are collateralized by the same mortgage loans that were exchanged. These

MORTGAGE LOANS (continued)

mortgage-backed securities are then sold to a secondary market investor. The servicing related to the sold loans is generally retained by the Company and later sold in bulk sales to other secondary market investors. The Company, for the most part, does not sell the servicing rights to loans originated within its retail market area. See Notes 3, 4, and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

The Company’s written underwriting guidelines for mortgage loans employ a system of internal controls designed to maintain the quality of the mortgage loan portfolio. All mortgage loans are reviewed by an underwriter at the Company’s national headquarters or at one of the Company’s wholesale lending centers. The Company also contracts underwriters employed by mortgage insurance companies to underwrite loans. Additionally, certain correspondents of the Company have been delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter is warranted by the individual underwriter’s employer whether it be a mortgage company or a mortgage insurance company. If the loan amount exceeds the maximum purchase limitation of FHLMC, FNMA, or GNMA, but is less than $500,000, a senior Bank officer must also approve the loan. If the loan exceeds $500,000, the Company’s Chief Executive Officer or President must also approve the loan.

To further protect the Company from loss, the Company generally requires that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property. In the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan is used. The Company requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Company are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Company. The Company is also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy covering a lack or inadequacy of the mortgagor’s required insurance.

The Company utilizes three production channels to acquire mortgage loans. Each production channel produces similar loan product and each loan acquired is underwritten by the Company or a contracted representative.

     Wholesale

In a wholesale purchase transaction, the Company supplies the funding for the transaction at the closing table. The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from the Company. During 2000, the Company closed $4.9 billion utilizing this origination channel.

     Correspondent

In a correspondent purchase transaction, the Company purchases the loan after the mortgage company has funded the transaction. The mortgage company completes the whole origination process and the Company pays a servicing release premium plus a market price for the loan. During 2000, the Company closed $4.0 billion utilizing this origination channel.

     Retail

In a retail transaction, the Company originates the loan through a loan officer representative of the Company. The Company funds the transaction. The Company completes the whole origination process. During 2000, the Company closed $1.0 billion utilizing this origination channel.

CONSTRUCTION LENDING

The Company also engages in construction lending involving loans to individuals for construction of one to four family residential housing primarily located in southern Michigan markets, with such loans converting to permanent financing upon completion of construction. At December 31, 2000, the portfolio of loans held for investment included $60.5 million of loans secured by properties under construction, or 1.6% of total loans held for investment. These loans may be construction/permanent loans structured to become permanent loans upon the completion of construction, or may be interim construction loans structured to be repaid in full upon completion of construction

CONSTRUCTION LENDING (continued)

and the receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2000, the Company originated a total of $78.0 million in construction loans.

CONSUMER LOANS

At December 31, 2000, Flagstar’s consumer loan portfolio contained $168.9 million of second mortgage loans, $47.0 million of equity line loans, and $12.1 million of various other consumer loans such as personal lines of credit, and automobile loans. Consumer loans comprise 4.3% of the Company’s total loan portfolio at December 31, 2000. Flagstar’s underwriting standards for a consumer loan include an analysis of the applicant’s payment history on other indebtedness and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. Equity line loans, second mortgage loans, and home improvement loans are secured by a mortgage on the borrower’s home. During 2000, the Company originated a total of $217.3 million in consumer loans.

COMMERCIAL LENDING

During 1996, Flagstar opened its Troy commercial lending division. This division began to solicit potential customers for commercial loans in the Detroit metropolitan area. This division has expanded its coverage to include the full retail market area serviced by the retail banking division. During 2000, the Company originated $94.2 million in commercial loans.

Additionally, in 1997 the Company expanded its offering of warehouse lines of credit to a number of correspondent mortgage lenders headquartered across the United States. During 2000, the Company issued 10,789 advances totaling $1.6 billion.

     COMMERCIAL REAL ESTATE LOANS

At December 31, 2000, the Company’s commercial real estate loan portfolio totaled $194.7 million, or 3.7% of the Company’s total loan portfolio.

The Company’s commercial real estate loans generally range from $50,000 to $10,000,000, and are typically fixed-rate loans for up to five-year terms or adjustable-rate loans for up to ten-year terms, with payment schedules based on amortization periods of up to 25 years. Applications for commercial real estate loans are reviewed and approved by a committee consisting of senior management of the Company.

All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Company’s loan-to-value ratio requirements of no higher than 80%. The Company also generally requires a minimum debt-service ratio of 1.1 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan.

     NON-REAL ESTATE COMMERCIAL LOANS

The Company offers a variety of non-real estate commercial loans, including demand, term, and line-of-credit loans. At December 31, 2000, the Company’s non-real estate commercial loan portfolio was $8.9 million, or 0.2% of its total loan portfolio.

COMMERCIAL LENDING (continued)

The Company’s underwriting policy with respect to non-real estate commercial loans is based primarily upon the financial stability of the borrower and the borrower’s business, the enforceability and collectibility of any relevant guarantees and the quality of any assets used as collateral.

     WAREHOUSE LENDING

These loans are granted for terms of one day to 30 days. Warehouse lines of credit are used by mortgage lenders to fund the closing of a mortgage loan which most often is acquired by the Company. The aggregate amount of warehouse lines of credit granted by the Company to other mortgage lenders was $256.1 million of which $66.8 million was outstanding at December 31, 2000 versus $335.8 million in lines of which $46.2 million was outstanding at December 31, 1999. Each borrowing consummated under the warehouse lending division is collateralized by a mortgage loan. These lines of credit are also personally guaranteed by a qualified principal officer of the borrower. Each mortgage lender which applies for a warehouse line of credit must be approved under the Company’s commercial loan standards. It is not a requirement of the warehouse lending division that the loan collateralizing the borrowing be sold to Flagstar or that the borrower be a correspondent of the Company.

LOANS BY TYPE

The following table sets forth the Company’s total loans at December 31, 2000, categorized as having fixed interest rates or adjustable interest rates.

	Fixed	Adjustable
	Rate	Rate	Total

	(In Thousands)
Mortgage loans available for sale	$1,205,115	$232,684	$1,437,799
Mortgage loans held for investment	819,861	2,430,989	3,250,850
Second mortgage loans	168,886	—	168,886
Commercial real estate	177,776	16,877	194,653
Construction	60,534	—	60,534
Consumer	12,033	47,090	59,123
Non-real estate commercial	3,413	5,468	8,881
Warehouse lending	—	66,765	66,765

Total	$2,447,617	$2,779,873	$5,247,491

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar’s loan portfolio at December 31, 2000, assuming that principal repayments are made in accordance with the contractual terms of the loans.

	Within	1 Year	2 Years	3 Years	5 Years	10 Years	Over
	1 Year	To 2 Years	To 3 Years	To 5 Years	To 10 Years	To 15 Years	15 Years	Totals

	(In Thousands)
Mortgage loans available for sale	$13,146	$14,254	$15,455	$33,518	$98,642	$150,266	$1,112,518	$1,437,799
Mortgage loans held for investment	36,375	39,393	42,664	92,417	271,416	412,573	2,356,021	3,250,850
Second mortgage	4,164	4,636	5,162	11,498	35,850	107,575	—	168,886
Commercial real estate	20,211	22,047	24,077	52,672	75,646	—	—	194,653
Construction	60,534	—	—	—	—	—	—	60,534
Consumer	2,334	2,600	2,898	6,463	20,294	24,535	—	59,123
Non-real estate commercial	1,242	1,383	1,544	3,464	1,249	—	—	8,881
Warehouse lending	66,765	—	—	—	—	—	—	66,765

Total	$204,771	$84,313	$91,800	$200,031	$503,096	$694,949	$3,468,539	$5,247,491

ASSET QUALITY

Flagstar has implemented comprehensive internal asset review systems to provide for early detection of problem assets. The Company’s asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience, and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans which could cause the Company a potential loss. Refer to the four schedules included hereafter (Tables 10 through 13), on pages 27-28, which set forth certain information about the Company’s non-performing assets. At December 31, 2000, the Company had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

Delinquent Loans. Residential property loans are considered by the Company to be delinquent when any payment of principal and/or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, the Company will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company’s procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. The Company customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Company parameters. The Company’s Collection Department makes telephone and/or personal contact with borrowers after a 30-day delinquency. In certain cases, the Company recommends that the borrower seeks credit counseling assistance and may grant forbearance if the Company determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Company ceases the accrual of interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected. At December 31, 2000, the Company had $115.4 million in loans that were determined to be delinquent and $63.6 million which were determined to be non-performing and for which interest accruals had ceased.

Repossessed Assets. Real property which the Company acquires as a result of foreclosure proceedings is classified as “real estate owned” until it is sold or otherwise disposed of. The Company’s Foreclosure Committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, the Company is able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but the Company invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 2000, the Company had $22.3 million of repossessed assets.

SOURCES OF FUNDS

The Company had retail deposits of $1.9 billion and wholesale deposits totaling $1.5 billion at December 31, 2000. These deposits represent the principal funding source for Flagstar’s lending and investing activities. The Company also derives funds from operations, loan principal payments, loan sales, advances from the FHLB, customer escrow accounts, and the capital markets.

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

The following table sets forth information relating to the Company’s deposit flows for each of the years indicated:

	For the years ended December 31,
	2000	1999	1998	1997	1996

	(In Thousands)
Total deposits at the beginning of the year	$2,260,963	$1,923,370	$1,109,933	$624,485	$526,974
Interest credited	179,488	112,493	82,452	50,143	30,431
Net deposit increase	967,514	225,100	730,985	435,305	67,080

Total deposits at the end of the year	$3,407,965	$2,260,963	$1,923,370	$1,109,933	$624,485

SOURCES OF FUNDS (continued)

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, Flagstar is required to own stock in the FHLB. Flagstar is authorized to apply for advances from the FHLB using its mortgage loans as collateral. The FHLB generally permits advances up to 50% of the Company’s “adjusted assets”, which are defined as assets reduced by outstanding advances. At December 31, 2000, advances to the Company by the FHLB totaled $1.7 billion, or 43.0% of adjusted assets. Of the $1.7 billion outstanding at year-end, $213.3 million, or 12.3% of the Company’s total FHLB advances, consisted of daily borrowings which may be “put” back or paid off at the Company’s option without penalty. Refer to Note 9 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s FHLB advances.

LOAN PRINCIPAL PAYMENTS. In its capacity as an investor in loans, the Company will derive funds from the repayment of principal on the loans it holds in its portfolio. Payments totaled $914.6 million during 2000, representing a decrease of $14.2 million, or 1.5%, compared to 1999. This slight slowdown was attributable to the continued high interest rate environment offset somewhat by the increased asset base.

LOAN SALES. As part of the Company’s mortgage banking operation, the Company originates loans and then sells these loans to other investors. Sales of mortgage loans totaled $8.0 billion in 2000, compared to $12.9 billion sold in 1999. The sales recorded during 2000 were lower than in 1999 for two reasons: primarily, they were lower because of the decreased loan origination volume, but the Company also retained a portion of the loans for investment purposes.

CUSTOMER ESCROW ACCOUNTS. As a servicer of mortgage loans for others and for that matter as the servicer of its own loans, the Company holds funds in escrow for the other investors, various insurance entities, or for the government taxing authorities. Escrow accounts on mortgage loans decreased from $75.3 million at December 31, 1999 to $54.9 million at December 31, 2000. This decrease was caused by a decrease in the amount of total residential mortgage loans serviced by the Company from $16.2 billion at December 31, 1999 to $14.3 billion at December 31, 2000.

CAPITAL MARKETS. Since 1997, the Company and its subsidiaries have completed three public offerings to generate funds to be utilized by the Company and more importantly has utilized these funds to increase regulatory capital in the Bank.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million. The common stock is traded on the Nasdaq Stock Market under the symbol “FLGS”.

In February and March 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The preferred stock is traded on the Nasdaq Stock Market under the symbol “FLGSP”.

In April 1999, Flagstar Trust completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The preferred securities are traded on the Nasdaq Stock Market under the symbol “FLGSO”.

SUBSIDIARY ACTIVITIES

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offers a full-service brokerage service. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC is inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in a initial public offering.

SUBSIDIARY ACTIVITIES (continued)

The Bank, the Company’s primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Flagstar Capital Corporation (“Capital”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital has issued publicly-owned preferred stock and is a real estate investment trust whose common stock is owned solely by the Bank. Capital purchases mortgage loans from the Bank and holds them for investment purposes.

REGULATION

Regulation of the Bank

The Bank is chartered as a federal savings bank under the Home Owners’ Loan Act, as amended (the “HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Company and the Bank. Federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank’s operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law (up to $100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors rather than for the Company, the holder of the Bank’s common stock. See Note 15 of the Notes to the Consolidated Financial Statements, which is incorporated herein.

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

Gramm-Leach-Bliley. The Gramm-Leach-Bliley Act (the “GLB Act”) includes provisions which: 1) establish a framework under which bank holding companies and, subject to numerous restrictions, banks can own securities firms, insurance companies and other financial companies; 2) generally cause banks to be subject to the same securities regulation as other providers of securities products; 3) prohibit new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities; and 4) provides consumers with new protections regarding the transfer and use of their nonpublic personal information by financial institutions.

The provisions in the GLB Act that permit full affiliations between bank holding companies or banks and other financial companies do not increase the Company’s authority to affiliate. As a unitary savings and loan holding company, the Company was generally permitted to have such affiliations prior to the enactment of the GLB Act. However, these provisions may benefit competitors of the Company.

The GLB Act does not prohibit the Company from engaging in nonfinancial activities or acquiring nonfinancial subsidiaries. However, the GLB Act generally restricts any nonfinancial entity from acquiring the Company. To date, compliance with the consumer privacy provision has not had a significant impact on the Company’s business.

COMPETITION

Based on total assets at December 31, 2000, the Company is the largest independent savings institution headquartered in Michigan. The Company faces substantial competition in attracting deposits at its retail banking centers. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of branch offices.

COMPETITION (continued)

The Company’s competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL

At December 31, 2000, the Company had 1,894 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, and a 401K savings and investment plan. Flagstar’s management considers its employee relations to be excellent.

EXECUTIVE OFFICERS

Name and Age	Position(s) Held

Thomas J. Hammond, 57	Chief Executive Officer of the Company and the Bank
Mark T. Hammond, 35	President of the Company and the Bank
Joan H. Anderson, 50	Executive Vice President of the Company and the Bank
Michael W. Carrie, 46	Executive Vice President and Chief Financial Officer of the Company and the Bank
Kirstin Hammond, 35	Executive Vice President of the Company and the Bank
Robert O. Rondeau, Jr., 35	Executive Vice President of the Company and the Bank

Thomas J. Hammond has served as Chief Executive Officer of the Company since its formation in 1993 and the Bank since its formation in 1987. Mr. Hammond is the founder of the Bank.

Mark T. Hammond has served as President of the Company since 1997 and of the Bank since 1995. He has been employed by the Bank since 1987. Mr. Hammond is the son of Thomas J. Hammond, the Chief Executive Officer.

Michael W. Carrie has served as an Executive Vice President of the Company and the Bank since 1995 and Chief Financial Officer of the Company and the Bank since 1993.

Joan H. Anderson has been an Executive Vice President of the Bank since 1988 and of the Company since 1993. She has been employed by the Bank since 1987.

Kirstin Hammond has served as an Executive Vice President of the Bank since 1998 and of the Company since 2000 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark T. Hammond, the President, and the daughter-in-law of Thomas J. Hammond, the Chief Executive Officer.

Robert O. Rondeau, Jr. has served as an Executive Vice President of the Bank since 1998 and of the Company since 2000 and as an employee of the Bank since 1996. Mr. Rondeau is the son-in-law of Thomas J. Hammond, the Chief Executive Officer.

ITEM 2.  PROPERTIES

The Company operates from 52 retail banking centers and 42 retail loan origination offices in Michigan, Indiana, Florida, California, Arizona, Illinois, Oregon, and Ohio. The Company also maintains 15 wholesale loan offices. Flagstar owns the buildings and land for 12 of its offices, owns the building but leases the land for one of its offices, and leases the remaining 90 offices. The buildings with leases have lease expiration dates ranging from 2001 to 2012. At December 31, 2000, the total net book value of all of the Company’s offices was approximately $25.6 million.

The Company’s national headquarters facility and executive offices are located in Troy, Michigan. Substantially all of the operational support departments related to the mortgage lending operation are housed in this new facility. The Company houses its retail banking operation from its owned facility in Jackson, Michigan.

The Company utilizes a highly sophisticated server-based data processing system. At December 31, 2000, the net book value of the Company’s computer related equipment (including both hardware and software) was approximately $27.8 million.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2000, there were no legal proceedings which management anticipates would have a material adverse effect on the Company. See Note 13 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II.

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company’s common stock is traded on the NASDAQ Stock Market. The trading symbol is FLGS. At March 17, 2001, there were 12,047,811 shares of the Company’s common stock outstanding.

QUARTERLY STOCK PRICE/ DIVIDEND INFORMATION

The following table summarizes the Company’s common stock price and dividend activity for:

	Highest	Lowest		Price/	Dividends
	Closing	Closing	Closing	Earnings	Declared in
Period Ending	Price(2)	Price(2)	Price(2)	Ratio(1)	the Period

December 2000	$25.000	$10.625	$25.000	10.6x	$0.10

September 2000	12.813	7.688	12.250	5.2x	0.10

June 2000	14.000	8.125	8.125	3.8x	0.10

March 2000	15.875	13.000	13.000	5.8x	0.10

December 1999	17.250	14.750	17.250	6.3x	0.10

September 1999	26.000	12.625	15.375	5.1x	0.10

June 1999	28.375	21.000	25.250	7.8x	0.08

March 1999	30.125	25.000	26.500	8.4x	0.08

December 1998	30.500	20.000	26.125	9.0x	0.08

September 1998	29.000	20.750	23.125	9.5x	0.07

June 1998	28.875	23.125	24.375	11.3x	0.07

March 1998	27.000	17.500	26.500	7.6x	0.06

December 1997			19.797	11.8x	0.06

(1)	Based on most recent twelve-month diluted earnings per share and end-of-period stock prices.

(2)	The over-the-market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

MANAGEMENT’S REPORT

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

INTERNAL CONTROL

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with both generally accepted accounting principles (“GAAP”) and the regulatory reporting completed for the Office of Thrift Supervision through the compilation of the quarterly Thrift Financial Report (“TFR”). The structure contains monitoring mechanisms, and actions are taken to correct any deficiencies which are identified.

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

Management assessed the Company’s internal control structure over financial reporting presented in conformity with both GAAP and in the creation of the TFR at of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over the financial reporting presented for both GAAP and the TFR, as of December 31, 2000.

The Audit Committee of the Company’s Board of Directors consists entirely of outside directors who are independent of the Company’s management. It includes members with financial management expertise, has access to its own outside counsel or other advisors it deems necessary to fulfill its responsibilities, and does not include any large customers of the Company. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, which are the laws and regulations relating to safety and soundness which have been designated by the Federal Deposit Insurance Corporation.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2000.

/s/ THOMAS J. HAMMOND	/s/ MARK T. HAMMOND	/s/ MICHAEL W. CARRIE

Thomas J. Hammond Chairman of the Board and Chief Executive Officer	Mark T. Hammond Vice Chairman and President	Michael W. Carrie Executive Vice President and Chief Financial Officer

March 21, 2001

ITEM 6.  SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

Summary of Consolidated Statements of Earnings:

	At or for the years ended December 31,
	2000	1999	1998	1997	1996(1)

	(in thousands, except per share data)
Interest income	$381,635	$238,670	$191,261	$122,752	$76,179
Interest expense	290,126	173,732	137,187	80,033	45,967

Net interest income	91,509	64,938	54,074	42,719	30,212
Provisions for losses	10,576	7,296	18,631	5,015	2,604

Net interest income after provisions for losses	80,933	57,642	35,443	37,704	27,608
Other income	65,353	81,981	118,413	59,836	58,534
Operating and administrative expenses	100,992	80,430	86,843	62,503	58,820

Earnings before federal income tax provision	45,294	59,193	67,013	35,037	27,322
Provision for federal income taxes	16,360	20,772	25,950	13,265	10,299

Net earnings	$ 28,934	$38,421	$41,063	$21,772	$17,023

Basic earnings per share:	$2.38	$2.83	$3.00	$1.70	$1.51

Diluted earnings per share:	$2.35	$2.75	$2.90	$1.68	$1.51

Dividends per common share:	$0.40	$0.36	$0.28	$0.06	$0.09

Summary of Consolidated Statements of Financial Condition:
Total assets	$5,763,224	$4,310,039	$3,046,445	$1,901,084	$1,297,226
Loans receivable	5,222,491	3,808,731	2,558,716	1,655,259	1,110,836
Mortgage servicing rights	106,425	131,831	150,258	83,845	30,064
Retail deposits	1,870,731	1,293,183	835,097	509,106	411,841
Wholesale deposits	1,537,234	967,780	1,088,273	600,827	212,644
FHLB advances	1,733,345	1,477,000	456,019	482,378	389,801
Stockholders’ equity	196,830	185,714	163,852	126,617	78,468

Other Financial and Statistical Data:
Tangible capital ratio	5.31%	6.76%	6.44%	5.40%	5.58%
Core capital ratio	5.32%	6.80%	6.54%	5.62%	6.01%
Total risk-based capital ratio	10.30%	13.16%	12.93%	11.74%	10.91%
Equity-to-assets ratio (at the end of the period)	3.42%	4.31%	5.38%	6.66%	6.05%
Equity-to-assets ratio (average for the period)	3.62%	4.69%	5.03%	6.22%	6.19%
Book value per share	$16.55	$14.41	$11.98	$9.26	$6.97
Shares outstanding	11,895	12,891	13,670	13,670	11,250
Average shares outstanding	12,154	13,559	13,670	12,837	11,250
Mortgage loans originated or purchased	$9,865,152	$14,550,258	$18,852,885	$7,873,099	$6,791,665
Mortgage loans sold	$7,982,200	$12,854,514	$17,803,958	$7,222,394	$6,581,897
Mortgage loans serviced for others	$6,644,482	$9,519,926	$11,472,211	$6,412,797	$4,801,581
Capitalized value of mortgage servicing rights	1.60%	1.38%	1.31%	1.31%	0.63%
Interest rate spread	1.76%	1.85%	1.85%	2.10%	2.13%
Net interest margin	1.91%	2.02%	2.14%	2.74%	3.07%
Return on average assets	0.56%	1.05%	1.45%	1.29%	1.53%
Return on average equity	15.47%	21.37%	28.77%	20.69%	24.68%
Efficiency ratio	63.6%	53.9%	49.6%	59.7%	64.8%
Charge off ratio	0.18%	0.14%	0.17%	0.20%	0.13%
Ratio of allowances to total loans	0.48%	0.60%	0.78%	0.33%	0.31%
Ratio of non-performing assets to total assets	1.49%	1.47%	1.97%	3.29%	3.16%
Ratio of allowance to non-performing loans	39.3%	55.0%	53.8%	12.4%	11.4%
Number of Retail banking centers	52	35	28	19	15
Number of retail loan origination centers	42	38	31	35	41
Number of correspondent offices	15	16	15	16	10

(1)	The 1996 earnings reflect the one time SAIF assessment of $3.4 million ($2.2 million after tax) paid in September 1996. Without this assessment, earnings would have been $19.2 million and return on average equity, return on average assets and the efficiency ratio would have been 27.87%, 1.73%, and 61.0%, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

In 1993, Flagstar Bancorp, Inc. ( “Flagstar” or the “Company” ), was formed in order to become the holding company for Flagstar Bank, FSB, a federally chartered stock savings bank founded in 1987. Flagstar completed an initial public offering (“IPO”) of common stock in May 1997. Since 1994, the Company has worked to increase its retail banking franchise. Initiated by the acquisition of Security Savings Bank, F.S.B., the Company has increased its bank branch locations each year. This growth has been achieved by aggressively developing the Company’s core businesses. This consistent focus on retail and wholesale mortgage lending, retail deposit gathering, and mortgage loan servicing has allowed the Company to increase its net interest income and recurring fee income. The Company’s continued focus on information processing technology has allowed Flagstar to maintain a double digit annual growth rate while keeping control over its operating expenses. As a result, Flagstar has continued to be a highly profitable company over the years, maintaining high returns for its stockholders. With $5.8 billion in assets at December 31, 2000, Flagstar is the largest independent savings institution headquartered in Michigan. Flagstar was one of the nations largest mortgage originators with $9.9 billion in mortgage originations during 2000.

RESULTS OF OPERATIONS

Flagstar’s net income totaled $28.9 million ($2.35 per share – diluted) for the year ended December 31, 2000, compared to $38.4 million ($2.75 per share – diluted) in 1999, and $41.1 million ($2.90 per share – diluted) in 1998. The 2000 earnings constitute a 24.7% decrease in profitability versus 1999. The 1999 earnings constitute a 6.6% decrease in profitability from 1998.

The consistent decline in earnings is the direct byproduct of the dual operations of the Company. The Company’s operations are broken down into two distinct business lines: mortgage banking and retail banking. During each of the successive periods between 1998 and 2000, the retail banking operation has increased its asset base and has increased its pre-tax revenues. During 2000, the retail banking operation produced 86.1% of the pre-tax earnings of the Company. The retail banking operation also controlled less than 50% of the average assets of the Company during the year. The retail banking operation is a very stable source of earnings and growth. That operation’s revenues come from fees generated from the Company’s depositors and net interest income generated from the originated loans the Company holds versus the interest cost of the deposits and the overhead generated by the retail banking centers.

The mortgage banking operation is a much more volatile source of earnings. This operation is reliant on the prevailing interest rate environment, which of course, is outside the Company’s control. The Company has continued to expand its operations and is evident when one views the level of purchased money mortgage originations made in each successive year. During 2000, 1999, 1998, 1997, and 1996, the Company originated $6.1 billion, $6.2 billion, $5.4 billion, $4.1 billion, and $3.7 billion, respectively. Despite the expansion in purchased business, the Company’s origination volumes were extremely volatile and totaled $9.9 billion, $14.6 billion, $18.8 billion, $7.9 billion, and $6.8 billion in 2000, 1999, 1998, 1997, and 1996, respectively. This volatility in originations is created by the changes in the general interest rate environment and the amount of mortgages generated to refinance an existing mortgage loan.

The earnings generated in the mortgage banking operation are almost entirely reliant on the gain on sale revenue generated in the loan sale process.

During each of the last three years, there has been an increased level of earnings attributable to net interest income. During 2000 there was a 41.0% increase and in 1999 there was a 20.0% increase. These increases are attributable to increases in the amount of average earning assets during each successive period. This increase in revenue has been offset by the fluctuating gains recorded on the sales of mortgage loans originated in the mortgage banking operation. These gain fluctuations are the direct result of similar fluctuations in the amount of mortgage loan originations.

NET INTEREST INCOME

The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates.

NET INTEREST INCOME (continued)

During 2000, the Company recognized $91.5 million in net interest income, which represents an increase of 41.0% compared to the $64.9 million reported in 1999 and represented 58.4% of the Company’s total revenue in 2000. This increase is primarily attributable to a $1.6 billion, or 48.7%, increase in average earning assets.

The 1999 total of $64.9 million in net interest income represented an increase of 20.0% when compared to the $54.1 million reported in 1998 and totaled 44.2% of 1999 revenue. The 1999 increase was primarily attributable to a $687.1 million increase in average earning assets.

During 1998 and 1999, the interest rate spread remained unchanged at 1.85%, but in 2000 the spread dropped .09% to 1.76%. The yield earned on the Company’s earning assets decreased from 7.55% during 1998 to 7.41% in 1999 but increased to 7.97% in 2000. The Company’s cost of interest-bearing liabilities decreased from 5.70% in 1998 to 5.56% during 1999, but increased in 2000 to 6.21%.

As the Company’s spread decreased, so too has the Company’s net interest margin. The margin decreased from 2.14% in 1998 to 2.02% during 1999, and down to 1.91% in 2000. Each of these decreases was the result of the decrease in the ratio of earning assets to interest-bearing liabilities. In 2000, the decrease in the net interest spread also played a significant role. As the Company has increased its earning asset base, each additional asset is added with a corresponding paying liability. This method of increasing the asset base has created marginal assets with an interest margin equal to the prevailing interest spread which has been less than the reported margins.

A large portion of the Company’s assets are long-term mortgage loans it has originated and is currently preparing to sell. These mortgage loans are sold upon their conversion to a mortgage-backed security, usually within 90 days. These loans are being funded with short-term liabilities. Typically, there is a spread between the long-term rates associated with the mortgage loans and the short-term rates associated with the funding source. During 2000, this spread was very minimal and affected the overall spread achieved.

NET INTEREST INCOME (continued)

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

TABLE 1

AVERAGE YIELDS EARNED AND RATES PAID

	For the years ended December 31,

	2000			1999			1998

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In Thousands)

Interest-earning assets:
Loans receivable, net	$4,642,157	$370,927	7.99%	$3,146,798	$233,188	7.41%	$2,478,955	$187,124	7.55%
FHLB stock	93,275	7,619	8.17	60,700	4,858	8.00	49,970	4,000	8.00
Other	52,672	3,089	5.86	11,390	624	5.48	2,851	137	4.81

Total	4,788,104	$381,635	7.97%	3,218,888	$238,670	7.41%	2,531,776	$191,261	7.55%
Other assets	381,302			436,890			306,904

Total assets	$5,169,406			$3,655,778			$2,838,680

Interest-bearing liabilities:
Deposits	$2,996,489	$179,488	5.99%	$2,099,319	$112,493	5.36%	$1,452,325	$82,452	5.68%
FHLB advances	1,541,184	98,775	6.41	889,363	49,136	5.52	833,944	48,332	5.80
Other	137,481	11,863	8.63	135,216	12,103	8.95	119,250	6,403	5.37

Total interest-bearing liabilities	4,675,154	$290,126	6.21%	3,123,898	$173,732	5.56%	2,405,519	$137,187	5.70%
Other liabilities	307,212			352,055			290,442
Stockholders equity	187,040			179,825			142,720

Total liabilities and Stockholders equity	$5,169,406			$3,655,778			$2,838,680

Net interest-earning assets	$112,950			$94,990			$126,257

Net interest income		$91,509			$64,938			$54,074

Interest rate spread			1.76%			1.85%			1.85%

Net interest margin			1.91%			2.02%			2.14%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			103%			105%

NET INTEREST INCOME (continued)

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

TABLE 2

RATE/VOLUME ANALYSIS

	For the years ended December 31,

	2000 versus 1999			1999 versus 1998
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
	Volume	Rate	Total	Volume	Rate	Total

	(In Millions)

EARNING ASSETS:
Loans receivable, net	$110.8	$26.9	$137.7	$50.4	$(4.3)	$46.1
FHLB stock	2.6	0.2	2.8	0.9	0.0	0.9
Other	2.3	0.2	2.5	0.4	0.0	0.4

Total	$115.7	$27.3	$143.0	$51.7	$(4.3)	$47.4

INTEREST-BEARING LIABILITIES:
Deposits	$48.1	$18.9	$67.0	$36.7	$(6.7)	$30.0
FHLB advances	36.0	13.6	49.6	3.2	(2.4)	0.8
Other	0.2	(0.4)	(0.4)	0.9	4.8	5.7

Total	$84.3	$32.1	$116.4	$40.8	$(4.3)	$36.5

Change in net interest income	$31.4	$(4.8)	$26.6	$10.9	$(0.0)	$10.9

NON-INTEREST INCOME

Flagstar’s non-interest income totaled $65.4 million for the year ended December 31, 2000, compared to $82.0 million in 1999 and $118.4 million in 1998. The 2000 results constitute a 20.2% decrease over 1999 and the 1999 results reflect a 30.7% decrease from 1998.

Loan Administration

The Company’s loan servicing operation produced net fee income from loans serviced for others of $15.7 million for the year ended December 31, 2000, compared to net fees of $19.9 million recorded in 1999 and negative net fees of $2.5 million in 1998. The volatility in this revenue source was the result of the changes in the levels of prepayment induced amortization recorded on the mortgage servicing rights portfolio ( “MSR” ) and the changes in the average volume of loans serviced for others during the respective periods.

During 2000, the volume of loans serviced for others averaged $8.0 billion, a 27.3% decrease over the 1999 average servicing portfolio of $11.0 billion, and a 14.9% decrease over the average servicing portfolio of $9.4 billion serviced during 1998. During 2000, the Company recorded $28.8 million, or 36.1 basis points (0.361%), in fee revenue versus $36.4 million recorded in 1999, and $29.9 million recorded in 1998. The fee revenue recorded in 2000 was offset by $13.1 million of MSR amortization. The Company recorded $16.5 million and $32.4 million of MSR amortization during 1999 and 1998, respectively.

Net Gain on Loan Sales

Net gains on loan sales totaled $21.9 million, $38.7 million and $110.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of net gain recorded in any one period is directly affected by the amount of loans sold and the profit spread achieved.

NON-INTEREST INCOME (continued)

During 2000, the volume of loans sold totaled $8.0 billion, a 38.0% decrease from 1999 loan sales of $12.9 billion, and a 55.1% decrease from 1998 loan sales of $17.8 billion. During 2000, the Company received an average 0.27% in gain versus 0.30% recorded in 1999, and 0.62% recorded in 1998. This volatility in gains spread is attributable to market pricing which changes with demand and the general level of interest rates. As the volume of acquirable loans increases in a lower or falling interest rate environment, the Company is able to achieve higher spreads on the eventual sale of the acquired loans. In contrast when interest rates rise, the volume of acquirable loans decreases and the Company is required to pay more to acquire loans. The Company is then left with a smaller profit margin.

Net Gain on Mortgage Servicing Rights

For 2000, the net gain on the sale of MSR totaled $14.6 million. The 2000 gain was a $5.6 million increase from the $9.0 million recorded in 1999, and a $10.8 million increase from the $3.8 million recorded in 1998. The 2000 gain was .145% of the underlying loans sold versus .068% in 1999, and .035% in 1998. The gain on sale of mortgage servicing rights recorded is directly affected by the amount of loan servicing rights sold and the profit spread achieved.

During 2000, the volume of MSR sold totaled $10.0 billion, a 24.2% decrease versus 1999 MSR sales of $13.2 billion, and an 8.3% decrease versus 1998 MSR sales of $10.9 billion. During 1998 and 1999, the Company sold predominantly newly originated MSR, which had a book value more closely approximating the current market value of the MSR sold. In 2000, the Company sold some newly originated MSR, but also sold seasoned MSR which had a book value substantially lower than the sales price of the MSR.

The Company sold $887.1 million, $86.4 million and $34.0 million of servicing released sales of loans during 1998, 1999, and 2000, respectively. The Company sold $10.0 billion, $2.5 billion, and $3.6 billion of bulk servicing sales during 1998, 1999, 2000, respectively. The Company, during 1999 and 2000, sold $10.6 and $6.4 billion of flow servicing, respectively.

Other Fees and Charges

Other fees and charges, which include certain loan fees, deposit-related fees, and escrow waiver fees totaled $13.1 million, $14.4 million, and $6.4 million in 2000, 1999, and 1998, respectively. In each period, the total fees recorded were affected by the production volume of loans originated that were not classified as residential mortgage loans and the size of the retail deposit portfolio. The large increases in volume during 1999 and 2000 were primarily attributable to the recognition of fees generated from the commercial lending division from loan originations.

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $153.3 million, $144.5 million, and $151.6 million for the years ended December 31, 2000, 1999, and 1998, respectively. The 6.1% increase in overhead expense items in 2000 versus 1999 and the 4.7% decrease in expenses between 1999 and 1998 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the retail banking operation.

During 2000, Flagstar opened 17 retail banking centers, bringing the branch network total to 52. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will begin to decrease.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $65.3 million, $61.4 million, and $55.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. The 6.4% increase in 2000 is primarily attributable to normal salary increases, the employees hired at the new retail banking centers, offset by the decrease in employees employed to accommodate the Company’s mortgage loan production. Total Company salaried employees decreased by 190, or 14.3%, full-time equivalents at December 31, 2000, versus December 31, 1999.

NON-INTEREST EXPENSE (continued)

Commission expense, which is a variable cost associated with mortgage loan production, totaled $27.5 million, $28.1 million, and $28.5 million during the years ended December 31, 2000, 1999, and 1998, respectively. Commission expense totaled .28%, .19%, and .15% of total mortgage production in 2000, 1999, and 1998, respectively.

Occupancy and equipment expense totaled $29.8 million, $21.0 million, and $16.0 million during the years ended December 31, 2000, 1999, and 1998, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s deposit branch network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $4.0 million during the year ended December 31, 2000, increased $.8 million, or 25.0%, over the $3.2 million of expense incurred during the prior year. Advertising expense totaled $2.3 million in 1998. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s deposit branch network.

The Company’s FDIC premiums decreased by $0.7 million, to $0.6 million during 2000 compared to $1.3 million in 1999, and by $0.2 million compared to $0.8 million during 1998. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to the expanding deposit base. In 2000, the expense decreased primarily due to the increases in the non-insured jumbo deposit category.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $24.8 million, $28.2 million, and $47.5 million during the years ended December 31, 2000, 1999, and 1998, respectively. The fluctuation in this expense category is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s deposit branch network, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

TABLE 3

NON-INTEREST EXPENSES

	For the years ended December 31,
	2000	1999	1998

	(In Thousands)
Compensation and benefits	$65,317	$61,430	$55,170
Commissions	27,489	28,122	28,459
Occupancy and equipment	29,829	20,966	15,964
Advertising	4,021	3,172	2,303
Core deposit amortization	1,290	1,289	1,290
Federal insurance premium	569	1,302	837
Other	24,778	28,198	47,530

Total	153,293	144,479	151,553
Less: capitalized direct costs of loan closings	(52,301)	(64,049)	(64,710)

Total, net	$100,992	$80,430	$86,843

Efficiency ratio(1)	63.6%	53.9%	49.6%

(1)	Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These costs are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2000 Flagstar deferred $52.3 million of loan origination costs, while during 1999 and 1998 such deferred expenses totaled $64.0 million and $64.7 million, respectively. On a per loan basis, the cost deferrals totaled $703, $552, and $431 during 2000, 1999, and 1998, respectively. The lower cost per loan recorded in 1998 reflects the efficiencies created when volumes increase substantially. Likewise, in 1999 and 2000, as volumes decreased, the cost per loan increased because of the

NON-INTEREST EXPENSE (continued)

initial fixed costs associated with the mortgage banking operation. The 2000 and 1999 numbers are also affected by inflationary increases and the increased costs associated with the Company’s shift to correspondent funding versus wholesale funding which was the predominant lending channel in 1998. Refer to Pages 3 and 4, “Lending Activities — Mortgage Loans”, herein for further discussion of the Company’s origination channels.

FEDERAL INCOME TAXES

For the year ended December 31, 2000, the Company’s provision for federal income taxes as a percentage of pretax earnings was 36.1%, compared to 35.1% in 1999 and 38.7% in 1998. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s federal income taxes.

FINANCIAL CONDITION

The Company’s assets totaled $5.8 billion at December 31, 2000, reflecting an increase of $1.5 billion over December 31, 1999. Loans receivable, net increased $1.4 billion, reflecting the decrease in the amount of recent residential mortgage loan production held on the Company’s books that is pending sale and the substantial increase in loans held for investment. During 2000, mortgage loan originations totaled $9.9 billion, compared to $14.6 billion in 1999, and $18.8 billion in 1998. Tables 4, 5, 6 and 7 set forth the Company’s loan portfolio and the activity within the different loan categories, for the past five years.

TABLE 4

LOAN PORTFOLIO SCHEDULE

	At December 31,
DESCRIPTION:	2000	1999	1998	1997	1996

	(In Thousands )
Mortgage loans available for sale	$1,437,799	$2,230,381	$1,831,531	$1,197,152	$840,767

Loans held for investment:
Mortgage loans	3,250,850	1,169,781	321,271	266,349	104,660
Second mortgage loans	168,886	145,075	43,196	15,875	16,264
Commercial real estate loans	194,653	143,652	80,858	31,751	13,565
Construction loans	60,534	46,838	34,367	35,373	59,270
Warehouse lending	66,765	46,222	235,693	77,545	41,767
Consumer loans	59,123	42,758	28,199	34,004	33,608
Non-real estate commercial loans	8,881	7,024	3,601	2,710	4,435

Total loans held for investment	3,809,692	1,601,350	747,185	463,607	273,569
Allowance for losses	(25,000)	(23,000)	(20,000)	(5,500)	(3,500)

Total loans receivable (net)	$5,222,491	$3,808,731	$2,558,716	$1,655,259	$1,110,836

FINANCIAL CONDITION (continued)

TABLE 5

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2000	1999	1998	1997	1996

	(In Thousands)
Beginning mortgage loans available for sale	$2,230,381	$1,831,531	$1,197,152	$840,767	$620,455
Mortgage loans originated, net	9,998,948	14,695,761	19,041,414	7,950,098	6,850,277
Mortgage loans repurchased	19,068	30,889	32,337	58,516	54,788
Mortgage loans sold servicing retained, net	7,942,696	12,895,786	17,081,172	6,559,893	5,651,216
Mortgage loans sold servicing released, net	33,952	86,409	891,907	736,235	948,352
Mortgage loan amortization / prepayments	377,001	432,932	319,060	273,969	74,683
Mortgage loans transferred to held for investment, net	2,456,949	912,673	147,233	82,132	10,502

Ending mortgage loans available for sale	$1,437,799	$2,230,381	$1,831,531	$1,197,152	$840,767

TABLE 6

LOANS HELD FOR INVESTMENT ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2000	1999	1998	1997	1996

	(In Thousands)
Beginning loans held for investment	$1,601,350	$747,185	$463,607	$273,569	$305,580
Loans originated	393,311	354,277	176,816	127,576	129,436
Decrease in lines of credit	(79,540)	100,370	148,880	38,859	—
Loans transferred from available for sale	2,456,949	912,673	147,233	82,132	10,502
Loan amortization / prepayments	537,609	495,906	170,534	43,239	161,372
Loans transferred to available for sale	—	—	—	—	—
Loans transferred to repossessed assets	24,769	17,249	18,817	15,290	10,577

Ending loans held for investment	$3,809,692	$1,601,350	$747,185	$463,607	$273,569

TABLE 7

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2000	1999	1998	1997	1996

	(In Thousands)
Beginning loans serviced for others	$9,519,926	$11,472,211	$6,412,797	$4,801,581	$6,788,530
Loans servicing originated	7,982,201	12,768,105	16,912,051	6,530,243	5,633,545
Loan servicing amortization / prepayments	824,928	1,561,766	1,807,014	1,283,336	1,146,564
Loans servicing sales	10,032,717	13,158,624	10,045,623	3,635,691	6,473,930

Ending loans serviced for others	$6,644,482	$9,519,926	$11,472,211	$6,412,797	$4,801,581

LOANS RECEIVABLE. Mortgage loans available for sale and mortgage loans held for investment increased, in the aggregate, $1.4 billion from $3.8 billion at December 31, 1999 to $5.2 billion at December 31, 2000. Mortgage loans available for sale decreased $0.8 billion, or 36.4%, to $1.4 billion at December 31, 2000, from $2.2 billion at December 31, 1999. Loans held for investment increased $2.2 billion, or 137.5%, from $1.6 billion at December 31, 1999 to $3.8 billion at December 31, 2000. In each case management retained more loans to maximize the earnings power available because of the leverage available to the Company.

FINANCIAL CONDITION (continued)

ALLOWANCE FOR LOSSES. The allowance for losses totaled $25.0 million at December 31, 2000, an increase of $2.0 million, or 8.7%, from $23.0 million at December 31, 1999. The allowance for losses as a percentage of non-performing loans was 39.3% and 55.0% at December 31, 2000 and 1999, respectively. The Company’s non-performing loans totaled $63.6 million and $41.8 million at December 31, 2000 and 1999, respectively, and, as a percentage of total loans, were 1.22% and 1.09% at December 31, 2000 and 1999, respectively.

The increase in the allowance for losses in 2000 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. Additionally, the allowance was increased to compensate for the substantial increase in the amount of total loans outstanding and the amount of loans which have been sold to the secondary market. The Company is liable for certain representations and warranties made in regards to the sold loans. See Asset Quality on page 29 – 32 and Tables 10 through 13 for additional information on the Company’s provision for losses, loan loss allowance, and non-performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $79.9 million at December 31, 1999 to $98.8 million at December 31, 2000. This increase was required to accommodate the Company’s increase in FHLB advances used to fund the increase in the mortgage loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $106.3 million at December 31, 2000, an increase of $59.3 million, or 126.2%, from $47.0 million at December 31, 1999. This increase primarily reflects the completion of the Company’s national headquarters building in Troy, Michigan. The building was occupied in October 2000. Construction of the facility started in late 1999. At December 31, 2000, the Company had capitalized approximately $50.8 million versus the $8.4 million capitalized at December 31, 1999 for the new building. Additionally, the Company added 17 new banking centers to the retail banking network and continued its expansion of the retail lending facilities along with its continued investment in technology.

MORTGAGE SERVICING RIGHTS. MSR totaled $106.4 million at December 31, 2000, a decrease of $25.4 million, from $131.8 million at December 31, 1999. For the year ended December 31, 2000, $8.0 billion of loans underlying mortgage servicing rights were originated and purchased, and $10.8 billion were reduced through sales, prepayments, and amortization resulting in a net decrease in mortgage loans serviced for others of $2.9 billion from $9.5 billion to $6.6 billion at December 31, 2000. The book value of the portfolio at December 31, 2000 is 1.60% versus 1.38% at December 31, 1999. The increase in the percentage value of the portfolio is indicative of the increase in the amount of MSR that is fixed rate and the increase in the associated service fee. The service fee on loans serviced for others stood at .346. Refer to Note 7 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s MSR.

OTHER ASSETS. Other assets increased $11.0 million, or 14.5%, to $87.0 million at December 31, 2000, from $76.0 million at December 31, 1999. The majority of this increase was attributable to an increase in receivables recorded in conjunction with MSR sales that transacted in 2000. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

LIABILITIES. The Company’s total liabilities increased $1.5 billion, or 36.6%, to $5.6 billion at December 31, 2000, from $4.1 billion at December 31, 1999. This increase was attributable to the substantial increase in interest bearing liabilities.

FINANCIAL CONDITION (continued)

RETAIL DEPOSITS. Retail deposit accounts increased $0.6 billion, or 46.2%, to $1.9 billion at December 31, 2000, from $1.3 billion at December 31, 1999. This increase reflects the Company’s deposit growth strategy through its retail branch expansion and its aggressive pricing strategy. The number of retail banking centers increased from 35 at December 31, 1999 to 52 at December 31, 2000. The Company has been aggressive in its pricing strategy when entering new markets in order to accelerate its growth plan. This strategy has attracted one-year certificates of deposit and money market deposits. At December 31, 2000, the Company’s retail certificates of deposit totaled $1.4 billion, with an average balance of $19,543 and a weighted average cost of 6.67%. The Company’s money market savings deposits totaled $325.9 million, with an average cost of 5.33%. These two deposit products composed 90.8% of total retail deposits.

WHOLESALE DEPOSITS. Wholesale deposit accounts increased $569.4 million, or 58.8%, to $1.5 billion at December 31, 2000, from $967.8 million at December 31, 1999. This increase reflects the Company’s aggressive growth strategy. The Company’s aggressive pricing strategy in this area attracts one-year certificates of deposit. The funds are garnered through nationwide advertising of its deposit rates, along with broker solicitation, and calling on local municipal agencies. At December 31, 2000, these funds included 1,141 certificates of deposit with an average balance of $1,347,269 and a weighted average cost of 6.42%.

FHLB ADVANCES. FHLB advances increased $256.3 million, or 17.3%, to $1.7 billion at December 31, 2000, from $1.5 million at December 31, 1999. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $1.5 billion and $889.3 million during 2000 and 1999, respectively.

LONG TERM DEBT. On April 27, 1999, the Company through its subsidiary Trust, completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol “FLGSO”. The Company then issued to Trust junior subordinated debentures totaling $74.8 million. The debentures pay interest at 9.5% per annum.

ACCRUED INTEREST PAYABLE. Accrued interest payable increased $31.0 million, or 197.5%, to $46.7 million at December 31, 2000, from $15.7 million at December 31, 1999. These amounts represent interest payments which are payable to depositors and other entities from which the Company has borrowed funds. These balances fluctuate with the size of the interest bearing liability portfolio. As stated above the Interest bearing liability portfolio increased 36.8% during the period.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others decreased $1.6 million, or 2.3%, to $67.6 million at December 31, 2000, from $69.2 million at December 31, 1999. The month-end average amount of these funds was $60.3 million and $94.6 million during 2000 and 1999, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 2000, including subservicing, equaled $9.4 billion versus $12.8 billion at December 31, 1999.

ESCROW ACCOUNTS. The amount of funds in escrow accounts decreased $20.4 million, or 27.1%, to $54.9 million at December 31, 2000, from $75.3 million at December 31, 1999. The average of the month end balances in these accounts was $81.2 million and $109.6 million during 2000 and 1999, respectively. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount loans serviced and also depend upon the scheduled payment dates for the related expenses. Total residential mortgage loans serviced at December 31, 2000 equaled $14.3 billion versus $16.2 billion at December 31, 1999, a 11.7% decrease.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued increased $18.3 million, or 60.2%, to $48.7 million at December 31, 2000, from $30.4 million at December 31, 1999. This liability reflects the outstanding

FINANCIAL CONDITION (continued)

amount of checks the Company has written in conjunction with acquiring mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company’s mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable increased $12.2 million, or 24.3%, to $62.4 million at December 31, 2000, from $50.2 million at December 31, 1999. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

OTHER LIABILITIES. Other liabilities decreased $0.6 million, or 0.8%, to $70.1 million at December 31, 2000, from $70.7 million at December 31, 1999.

Included in Other Liabilities is the liability for the preferred stock issued by Capital, a subsidiary of Flagstar Bank, the Company’s primary subsidiary. In February and March of 1998, Capital offered to the public and sold 2.3 million shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing net proceeds totaling $54.4 million. The preferred stock is traded on the Nasdaq Stock Market under the symbol “FLGSP”.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of Banking services to consumers and small businesses in southern Michigan. The Company operates a network of 52 retail banking centers. Throughout 2000, the Company has focused on expanding its branch network in these markets in order to increase its access to retail deposit funding sources. This provides cross-marketing opportunities of consumer banking services to the Company’s mortgage customers in Michigan.

In each successive period the Retail Banking Operation has expanded its asset base through loan origination and deposit portfolio expansion along with fixed asset acquisition or de novo branch openings. The result has been that each year revenues of this operation have increased. During 2000 and 1999, revenues increased 20.4% and 62.2%, respectively, while pre-tax earnings decreased 1.2% in 2000 but increased 99.0% in 2000. The primary reason for the increases in revenue is the corresponding increases in the amount of identifiable assets allocated to the retail banking operation. This increase is tied to the expansion of the banking center network and the retail deposit base. Further expansion of the deposit branch network is planned. The small decrease in pre-tax earnings during 2000 is attributable to the rapid expansion that is taking place. During 2000, the Company opened seventeen retail banking centers, a 48.6% increase.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activity consists of the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC, FNMA, or GNMA.

The earnings volatility inherent in the Mortgage Banking Operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2000 and 1999, revenues decreased 1.9% and 34.5%, respectively, while pre-tax earnings decreased 69.2% and 58.7%, respectively. The primary cause for these large decreases is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

SEGMENT REPORTING (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

TABLE 8a

Retail Banking Operations

	At or for the years ended December 31,
	2000	1999	1998

	(In Thousands)
Revenues	$68,633	$57,021	$35,144
Earnings before taxes	39,314	39,785	19,994
Identifiable assets	3,905,526	1,670,121	969,485

TABLE 8b

Mortgage Banking Operations

	At or for the years ended December 31,
	2000	1999	1998

	(In Thousands)
Revenues	$88,229	$89,898	$137,343
Earnings before taxes	5,980	19,408	47,019
Identifiable assets	3,679,051	2,773,942	2,260,045

ASSET AND LIABILITY MANAGEMENT

Flagstar considers that its primary business objective is to provide shareholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. Flagstar’s interest rate risk management focuses on interest rate sensitivity through the use of simulation models, in an attempt to measure and project the potential effects of various market interest-rate scenarios on the Company’s balance sheet. In accordance with the below analysis, Flagstar generally will record higher levels of net interest income in a falling interest rate environment and will experience declining net interest income during periods of rising interest rates. This happens because the Company’s liabilities reprice or mature faster than the majority of the Company’s assets will reset, mature or are sold to the secondary market.

Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the “one-year repricing gap.” A positive one-year repricing gap indicates that more assets reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities reprice than assets. The Company’s one-year repricing gap stood at a negative $502 million, or -8.7% of total assets at December 31, 2000. See Table 9 — Asset/ Liability Repricing Schedule, December 31, 2000.

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

Table 9 sets forth the repricing of the Company’s earning assets and interest-bearing liabilities at December 31, 2000, based on the interest rate scenario at that date. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. Based on available published statistics, average prepayment rates with respect to mortgage loans have been estimated at 17.25%. The decay rate used for savings accounts was 15%.

ASSET AND LIABILITY MANAGEMENT (continued)

TABLE 9

ASSET/LIABILITY REPRICING SCHEDULE

	Maturing/Repricing In:									FMV
	2001	2002	2003	2004	2005	Thereafter	Total		Rate	Total

	(In Millions)

Earning assets:
Mortgage loans available for sale	$284	$148	$168	$95	$85	$658	$1,438		8.08%	$1,453
Loans held for investment	1,390	531	1,050	111	173	529	3,784		8.03	3,780
Other earning assets	103	—	—	—	—	—	103		8.43	103

Total	$1,777	$679	$1,218	$206	$258	$1,187	$5,325		8.05%	$5,336

Interest-bearing liabilities:
Retail deposits	$1,397	$191	$61	$61	$35	$127	$1,871		6.09%	$1,878
Wholesale deposits	1,156	215	156	10	—	—	1,537		6.43	1,540
FHLB advances	513	200	450	150	420	—	1,733		6.48	1,601
Long term debt	—	—	—	75	—	—	75		9.50	72

Total	$3,066	$606	$667	$296	$455	$127	$5,216		6.37%	$5,091

Off-Balance Sheet:
Commitment to sell loans	$1,473	$(18)	$(19)	$(21)	$(23)	$(1,391)				(8)
Commitment to originate loans	(686)	9	10	10	11	645				19

Total	$787	$(9)	$10	$(11)	$(12)	$(746)

Interest rate spread									1.68%

Excess (Deficiency) of
Earning assets over (to)

Interest-bearing liabilities	$(502)	$(64)	$(542)	$(101)	$209	$314	$109	(1)

(1)	The excess of earning assets over paying liabilities has the effect of increasing the indicated spread by .13%.

ASSET QUALITY

The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company’s primary lending focus, has historically resulted in minimal charge-offs when viewed as a percent of the Company’s origination volume. At December 31, 2000, approximately 94.1% of the Company’s earning assets consisted of loans collateralized by single family mortgage loans.

The credit quality of the Company’s commercial loan, non-single family mortgage related consumer loan, and commercial real estate loan portfolio, which in the aggregate comprises only 4.0% of earning assets at December 31, 2000, remains good. During the past three years, the Company has emphasized commercial real estate lending in its retail market area and second mortgage lending as an add-on to the Company’s national mortgage lending platform. Management plans to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

Management believes, the Company’s level of non-performing assets, which totaled $85.9 million at December 31, 2000, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $4.7 million, $4.0 million and $3.9 million would have been recorded in 2000, 1999, and 1998, respectively, on non-accrual loans if the loans had performed in accordance with their original terms.

ASSET QUALITY (continued)

TABLE 10

NON-PERFORMING ASSETS

	At December 31,
	2000	1999	1998	1997	1996

	(In Thousands)
Non-accrual loans	$63,620	$41,836	$37,190	$44,329	$30,621
Real estate and other repossessed assets	22,258	21,364	22,966	18,262	10,363

Total non-performing assets	85,878	63,200	60,156	62,591	40,984
Less allowance for losses	(25,000)	(23,000)	(20,000)	(5,500)	(3,500)

Total non-performing assets (net of allowances)	$60,878	$40,200	$40,156	$57,091	$37,484

Ratio of non-performing assets to total assets	1.49%	1.47%	1.97%	3.29%	3.16%
Ratio of non-performing loans to total loans	1.22%	1.09%	1.44%	2.67%	2.75%
Ratio of allowances to non-performing loans	39.30%	54.98%	53.78%	12.41%	11.43%
Ratio of allowances to total loans	0.48%	0.60%	0.78%	0.33%	0.31%
Ratio of net charge-offs to average loans	0.18%	0.14%	0.17%	0.20%	0.13%

The Company’s 2000 year-end ratio of non-performing assets to total assets was 1.49%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company’s portfolio. At December 31, 2000, $62.2 million, or 97.8% of total non-performing loans were secured by residential real estate.

During 2000, the Company recorded a provision for losses of $2.0 million, this increased the allowance for losses to $25.0 million. Management recorded this additional allowance in order to compensate for the $1.4 billion, or 36.8% increase in loans receivable and the substantial increase in the amount of loans that the Company has sold to the secondary market. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2000, the Company had sold $52.4 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $3.2 billion, or 6.5%, larger than the $49.2 billion sold in the 60 months preceding December 31, 1999. Although all of the loans were sold on a non-recourse basis, the Company repurchased $19.1 million, $30.9 million, and $32.3 million in mortgage loans from secondary market investors during 2000, 1999, and 1998, respectively. These loans were required to be repurchased because of their delinquent status and/ or their non-compliance with the underwriting or loan program guidelines that they were initially sold under. The predominance of the charge-offs recorded by the Company ($8.6 million, $4.3 million, and $4.1 million in 2000, 1999, and 1998, respectively) were primarily attributed to loans originated within the prior sixty month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

The increase in the allowance for losses in 2000 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. Additionally, the allowance was increased to compensate for the substantial increase in loans held for investment. See Tables 10 through 13 for additional information on the Company’s loan loss allowance and non-performing loans. Also refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s policies regarding provisions for losses and allowances for uncollected interest.

ASSET QUALITY (continued)

TABLE 11

NON-ACCRUAL LOANS AT DECEMBER 31, 2000

			As a % of	As a % of
	Loan Portfolio	Non-performing	Loan Portfolio	Non-performing
	Balance	Loan Balance	Balance	Loans

	(In Thousands)
One- to four-family	$4,688,649	$60,039	1.28%	94.37%
Second mortgages	168,886	932	.55	1.46
Commercial real estate	194,653	—	—	—
Construction	60,534	1,229	2.03	1.93
Warehouse lending	66,765	1,104	1.65	1.74
Consumer	59,123	316	0.53	0.50
Non-real estate commercial	8,881	—	—	—

Total loans	5,247,491	63,620	1.21%	100.00%
Less allowances for losses	(25,000)	(25,000)

Total loans (net of allowances)	$5,222,491	$38,620

TABLE 12

ALLOCATION OF THE ALLOWANCE FOR LOSSES

	At December 31,

	2000		1999		1998		1997		1996

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in Thousands)

Mortgage loans:
Available for sale	$3,000	27.4%	$5,000	58.7%	$5,000	71.1%	$1,500	72.1%	$1,000	75.4%
Held for investment	7,000	62.0%	4,000	29.9%	3,000	14.1%	700	17.0%	200	10.9%
Construction	1,000	1.1%	1,000	1.2%	1,000	1.3%	300	2.1%	400	5.3%
Consumer	1,000	1.1%	1,000	1.1%	1,000	1.1%	300	2.0%	300	3.0%
Non-real estate commercial	1,000	0.2%	1,000	— %	500	0.2%	100	0.2%	50	0.4%
Commercial real estate	4,000	3.7%	4,000	3.8%	3,500	3.1%	700	1.9%	100	1.2%
Warehouse lending	500	1.3%	500	1.2%	1,500	9.1%	100	4.7%	150	3.8%
Second mortgages	1,500	3.2%	1,500	3.8%	—	—%	—	—%	—	—%
Unallocated	6,000	—%	5,000	— %	4,500	—%	1,800	—%	1,300	—%

Total	$25,000	100.0%	$23,000	100.0%	$20,000	100.0%	$5,500	100.0%	$3,500	100.0%

TABLE 13

ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

	2000	1999	1998	1997	1996

	(In Thousands)
Balance at the beginning of the period	$23,000	$20,000	$5,500	$3,500	$2,102
Provision for losses	10,576	7,296	18,631	5,015	2,604
Charge-offs, net of recoveries	(8,576)	(4,296)	(4,131)	(3,015)	(1,206)

Balance at the end of the period	$25,000	$23,000	$20,000	$5,500	$3,500

LIQUIDITY AND CAPITAL RESOURCES

The standard measure of liquidity in the thrift industry is the ratio of cash and eligible investments, as defined by regulation, to the sum of net withdrawable savings and borrowings due within one year. The OTS has established the current minimum liquidity requirement at 4%. The Company, as a component of its overall asset and liability management strategy, maintains qualifying liquid assets at levels which exceed regulatory requirements. For the quarter ended December 31, 2000, the Company’s liquidity ratio was 14.8%.

The Company’s primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations, and customer escrow accounts. Additionally, during the past three years, the Company and its affiliates have issued securities in three separate offerings to the capital markets, generating over $160 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $914.6 million during 2000, representing a decrease of $14.2 million, or 1.5%, compared to 1999. This slight decrease was attributable to a continuation of the higher interest rate environment experienced during 1999. During a period of higher interest rates there is a slowdown in the amount of loan refinancings and loan payoffs.

Sales of mortgage loans totaled $8.0 billion in principal balance during 2000, compared to $12.9 billion in 1999. The sales recorded during 2000 were lower than in 1999 due to the decreased loan origination volume. Additionally, during 1999 and 2000, the Company sold 88.4% and 80.9%, respectively, of the loans originated.

Customer deposits increased $1.1 billion, or 47.8%, and totaled $3.4 billion at December 31, 2000. The increase is directly attributable to the Company’s continued aggressive approach to increasing retail deposits. During 2000, the Company increased its borrowings from the FHLB by $0.2 billion, or 13.3%. The Company utilizes FHLB advances to assist in funding mortgage loan production.

In May 1997, the Company completed an initial public offering of its common stock. The net proceeds received by the Company totaled $27.3 million.

In February and March 1998, Capital sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The preferred stock is traded on the Nasdaq Stock Market under the symbol “FLGSP”.

In April 1999, Trust completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the NASDAQ Stock Market under the symbol “FLGSO”.

The Company paid a quarterly cash dividend of $0.10 on its common stock on February 15, 2000, May 14, 2000, August 13, 2000, and November 30, 2000.

Stockholders’ equity increased $11.1 million to $196.8 million at December 31, 2000, an increase of 6.0%. This level of stockholders’ equity represented 3.42% of total assets at December 31, 2000.

The board of directors of the Company adopted a Stock Repurchase Program on September 21, 1999. The Company repurchased a total of 808,350 shares totaling $12.1 million during 1999. These shares were repurchased at a weighted price of $14.95 per share. During 2000, the Company repurchased an additional 1.0 million shares. The total of the shares repurchased by the Company approximates 13.1% of the outstanding shares prior to the commencement of the program. The repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

At December 31, 2000, the Company had outstanding rate-lock commitments to lend $864.5 million in mortgage loans, along with outstanding commitments to make other types of loans totaling $43.1 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2000, the Company had outstanding commitments to sell $1.5 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of

LIQUIDITY AND CAPITAL RESOURCES (continued)

credit totaled $265.2 million at December 31, 2000. Such commitments include $189.3 million in unused warehouse lines of credit to various mortgage companies at December 31, 2000.

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the FASB issued statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative’s fair value in income. SFAS No. 133 was amended by FASB statement No. 137 which delays the effective date of SFAS No. 133 to the first quarter of years beginning after June 15, 2000. SFAS No. 133 was also amended in June 2000 by statement No. 138. Statement No. 138 addresses and clarifies issues causing implementation difficulties for numerous entities applying SFAS No. 133. Statement No. 138 includes amendments to SFAS No. 133 that resulted from decisions made by the FASB related to the Derivatives Implementation Group (“DIG”) process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of SFAS No. 133 and to advise the FASB on how to resolve those issues. The Company currently has no freestanding derivative or hedging instruments. Management is in the process of reviewing contracts from various functional areas of the Company to identify potential derivatives embedded within these contracts. Management’s preliminary analysis is that adoption of SFAS No. 133 will not have a material impact on the Company’s financial condition or results of operations.

In September 2000, the FASB issued statement No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) which replaces FASB statement No. 125, issued in June 1996. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of statement No. 125. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of SFAS No. 140 is not expected to have a material impact on the Company’s financial condition or results of operations.

IMPACT OF INFLATION AND CHANGING PRICES. The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

The information set for the under Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” — Asset/ Liability Management” is incorporated herein.

ITEM 8.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan
January 31, 2001

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At December 31,
	2000	1999

Assets
Cash and cash equivalents	$76,679	$118,636
Loans receivable
Mortgage loans available for sale	1,437,799	2,230,381
Loans held for investment	3,809,692	1,601,350
Less: allowance for losses	(25,000)	(23,000)

Loans receivable, net	5,222,491	3,808,731
Federal Home Loan Bank stock	98,800	79,850
Other investments	4,133	—

Total earning assets	5,325,424	3,888,581
Accrued interest receivable	39,075	26,629
Repossessed assets	22,258	21,364
Premises and equipment	106,325	46,979
Mortgage servicing rights	106,425	131,831
Other assets	87,038	76,019

Total assets	$5,763,224	$4,310,039

Liabilities and Stockholders’ Equity

Liabilities
Retail deposit accounts	$1,870,731	$1,293,183
Wholesale deposit accounts	1,537,234	967,780
Federal Home Loan Bank advances	1,733,345	1,477,000
Long term debt	74,750	74,750

Total interest bearing liabilities	5,216,060	3,812,713
Accrued interest payable	46,719	15,689
Undisbursed payments on loans serviced for others	67,627	69,231
Escrow accounts	54,852	75,340
Liability for checks issued	48,663	30,426
Federal income taxes payable	62,390	50,238
Other liabilities	70,083	70,688

Total liabilities	5,566,394	4,124,325
Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock – $.01 par value, 40,000,000 shares authorized, 13,715,323 and 13,699,823 shares issued, 11,894,953 and 12,891,473 shares outstanding at December 31, 2000 and 1999, respectively	119	129
Additional paid in capital	5,374	18,307
Retained earnings	191,337	167,278

Total stockholders’ equity	196,830	185,714

Total liabilities and stockholders’ equity	$5,763,224	$4,310,039

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Earnings
(in thousands, except per share data)

	For the years ended December 31,
	2000	1999	1998

Interest Income
Loans	$370,927	$233,188	$187,124
Other	10,708	5,482	4,137

Total	381,635	238,670	191,261

Interest Expense
Deposits	179,488	112,493	82,452
FHLB advances	98,775	49,136	48,332
Other	11,863	12,103	6,403

Total	290,126	173,732	137,187

Net interest income	91,509	64,938	54,074
Provision for losses	10,576	7,296	18,631

Net interest income after provision for losses	80,933	57,642	35,443

Non-Interest Income
Loan administration	15,753	19,872	(2,532)
Net gain on loan sales	21,930	38,673	110,682
Net gain on sales of mortgage servicing rights	14,574	9,010	3,820
Other fees and charges	13,096	14,426	6,443

Total	65,353	81,981	118,413

Non-Interest Expense
Compensation and benefits	44,166	35,810	32,508
Occupancy and equipment	29,306	20,966	15,964
General and administrative	27,520	23,654	38,371

Total	100,992	80,430	86,843

Earnings before federal income taxes	45,294	59,193	67,013
Provision for federal income taxes	16,360	20,772	25,950

Net Earnings	$28,934	$38,421	$41,063

Earnings per share – Basic	$2.38	$2.83	$3.00

Earnings per share – Diluted	$2.35	$2.75	$2.90

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at January 1, 1998	$137	$29,988	$96,492	$126,617
Net earnings	—	—	41,063	41,063
Dividends paid ($0.28 per share)	—	—	(3,828)	(3,828)

Balance at December 31, 1998	137	29,988	133,727	163,852
Net earnings	—	—	38,421	38,421
Stock options exercised	—	393	—	393
Dividends paid ($0.36 per share)	—	—	(4,870)	(4,870)
Common stock repurchased	(8)	(12,074)	—	(12,082)

Balance at December 31, 1999	129	18,307	167,278	185,714
Net earnings	—	—	28,934	28,934
Common stock issued	—	1	—	1
Stock options exercised	—	211	—	211
Common stock repurchased	(10)	(13,145)	—	(13,155)
Dividends paid ($0.40 per share)	—	—	(4,875)	(4,875)

Balance at December 31, 2000	$119	$5,374	$191,337	$196,830

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2000	1999	1998

Operating Activities
Net earnings	$28,934	$38,421	$41,063
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	10,576	7,296	18,631
Depreciation and amortization	26,249	25,061	39,897
Net gain on the sale of assets	(576)	(169)	(868)
Net gain on loan sales	(21,930)	(38,673)	(110,682)
Net gain on sales of mortgage servicing rights	(14,574)	(9,010)	(3,820)
Proceeds from sales of loans available for sale	8,104,472	12,997,656	18,033,222
Originations and repurchases of loans available for sale, net of principal repayments	(9,746,909)	(13,379,378)	(18,579,866)
Increase in accrued interest receivable	(12,446)	(1,817)	(8,320)
(Increase) decrease in other assets	(12,313)	47,108	(90,149)
Increase (decrease) in accrued interest payable	31,030	(970)	6,104
Increase (decrease) in liability for checks issued	18,237	(35,208)	19,738
Increase (decrease) in federal taxes payable	22,109	(5,863)	16,481
(Benefit) provision for deferred federal income taxes	(9,957)	6,836	11,977
(Decrease) increase in other liabilities	(605)	(12,005)	67,015

Net cash used in operating activities	(1,577,703)	(360,715)	(539,577)

Investing Activities
Net change in other investments	(4,133)	500	38
Originations of loans held for investment, net of principal repayments	217,030	(854,165)	(283,578)
Purchase of Federal Home Loan Bank stock	(18,950)	(22,013)	(17,812)
Proceeds from the disposition of repossessed assets	23,119	19,003	14,994
Acquisitions of premises and equipment	(72,182)	(23,076)	(8,189)
Proceeds from the disposition of premises and equipment	518	32	20
Increase in mortgage servicing rights	(137,956)	(199,912)	(245,204)
Proceeds from the sale of mortgage servicing rights	164,863	210,800	150,197

Net cash provided by (used in) investing activities	172,309	(868,831)	(389,534)

Financing Activities
Net increase in deposit accounts	1,147,002	337,593	813,437
Net increase (decrease) in Federal Home Loan Bank advances	256,345	1,020,981	(26,359)
Proceeds from the issuance of long term debt	—	74,750	—
Net (disbursement) receipt of payments of loans serviced for others	(1,604)	(115,267)	138,645
Net (disbursement) receipt of escrow payments	(20,488)	(29,115)	61,087
Net proceeds for the exercise of stock options	212	393	—
Common stock repurchased	(13,155)	(12,082)	—
Dividends paid to stockholders	(4,875)	(4,870)	(3,828)

Net cash provided by financing activities	1,363,437	1,272,383	982,982

Net (decrease) increase in cash and cash equivalents	(41,957)	42,837	53,871
Beginning cash and cash equivalents	118,636	75,799	21,928

Ending cash and cash equivalents	$76,679	$118,636	$75,799

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$24,769	$17,249	$18,817

Total interest payments made on deposits and other borrowings	$259,096	$174,702	$131,083

Federal income taxes paid	$11,000	$19,500	$—

Loans available for sale transferred to held for investment	$2,456,949	$912,673	$147,233

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $5.8 billion in assets at December 31, 2000, Flagstar is the largest independent savings institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

The mortgage loans are securitized and sold in order to generate mortgage servicing rights. The Company also invests in a significant amount of its loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Note 2 – Corporate Structure

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies and Investment offers a full-service brokerage service. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC is inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in a initial public offering.

The Bank, the Company’s primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns five subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Flagstar Capital Corporation (“Capital”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Capital is a publicly-owned real estate investment trust whose common stock is owned solely by the Bank and which purchases mortgage loans from the Bank and holds them for investment purposes.

Note 3 – Summary of Significant Accounting Policies

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 3 – Summary of Significant Accounting Policies (Continued)

Loans Receivable

The Company originates loans that are designated to be held for investment or sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Net unrealized losses are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. Loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future.

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

Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for losses and recoveries on loans previously charged off are added to the allowance. In addition, a specific provision is made for expected loan losses to reduce the recorded balances of loans receivable to their estimated net realizable value. Such specific provision is based on management’s estimate of net realizable value considering the current and anticipated operating or sales environment. These estimates of collateral value are particularly susceptible to market changes that could result in adjustments to the results of earnings in the future. Recovery of the carrying value of such loans or such loan or the underlying collateral is dependent to a great extent on economic, operating, and other conditions that may beyond the Company’s control. The Company considers its residential mortgage loan portfolio to represent a pool of smaller balance homogeneous loans. Commercial, commercial real estate, construction, second mortgage, warehouse loan, and consumer loan portfolios are specifically reviewed for impairment.

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

Loan Origination Fees, Commitment Fees and Related Costs

Loan fees received are accounted for in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Mortgage loan fees and certain direct origination costs are capitalized. On loans available for sale, the net fee or cost is recognized at the time the loan is sold. For mortgage loans held for investment, the deferred amount is accounted for as an adjustment to interest income using a method that approximates the interest method.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 3 – Summary of Significant Accounting Policies (Continued)

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

Office buildings – 31 years
Computer hardware and software – 3 to 5 years
Furniture, fixtures and equipment – 5 to 7 years
Automobiles – 3 years

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) represent the fair value cost of acquiring the right to service mortgage loans. These costs are initially capitalized and subsequently amortized in proportion to, and over the period of, the estimated net loan servicing income.

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

Loan Sales

The Company sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Company makes certain representations and warranties to the investors. Should an investor determine that a breach of such representation or warranty has occurred, the Company may be required to repurchase the loan from the investor. Such representations and warranties generally relate to the fact that the loan has been underwritten in accordance with the investor’s guidelines and that the loan conforms to the laws of the state of origination. Gain or loss on the sale of such a loan is recognized upon consummation of the sale.

Preferred Stock of a Subsidiary

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares are traded on the Nasdaq Stock Market, under the symbol “FLGSP”.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 3 – Summary of Significant Accounting Policies (Continued)

Capital used the net proceeds raised from the offering of the Series A Preferred Shares to acquire mortgage loans from the Bank. Capital is a real estate investment trust for federal income tax purposes. The net proceeds received by Capital qualify as regulatory capital, with certain limitations as defined by regulation. The Series A Preferred Shares are recorded on the books of the Company as a minority interest and are included in other liabilities. Dividends paid on the Series A Preferred Shares are deductible for tax purposes and included in interest expense – other.

The Series A Preferred Shares are generally not redeemable until February 24, 2003. On or after that date, the Series A Preferred Shares are redeemable in whole or in part by the Company for cash. The Series A Preferred Shares are not subject to a sinking fund or mandatory redemption and are not convertible into any securities of the Company.

Preferred Securities of a Trust Subsidiary

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol “FLGSO”.

The preferred securities are generally not redeemable until April 27, 2004. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Stock Buyback

On September 21, 1999, the Board of Directors of Flagstar Bancorp, Inc. adopted the Company’s Stock Repurchase Program. The program allowed management to repurchase up to $15 million of the Company’s common stock by September 30, 2000. The repurchased shares will be reserved for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

The Company released data on January 5, 2000 that stated the Company had repurchased a total of 808,350 shares through December 31, 1999. These shares were repurchased at a weighted price of $14.95 per share.

On January 26, 2000, the Company announced the completion of the first repurchase program and the approval of an additional 1.0 million shares to be repurchased. Through December 31, 2000, the Company had repurchased a total of 1,821,350 shares, including the above mentioned 808,350 shares, for a total price of $25.2 million. The shares were repurchased at a weighted price of $13.86 per share.

Stock Based Compensation

The FASB issued SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) for transactions entered into during 1996 and thereafter. The statement establishes a fair market value method of accounting for employee stock options and similar instruments such as warrants, and encourages all companies to adopt that method of accounting for all employee stock option plans. However, the statement allows companies to continue measuring compensation costs for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The Company has not adopted the fair value provisions of SFAS No. 123 but has disclosed the pro forma effects in accordance with the pronouncement.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 3 – Summary of Significant Accounting Policies (Continued)

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

The financial condition of a financial services company, and to some extent, its operating performance, is dependent to a significant degree upon estimates and appraisals of value, evaluations of creditworthiness and assumptions about future events and economic conditions. Recent history has demonstrated that these estimates, appraisals, evaluations and assumptions are subject to rapid change, and that such changes can materially affect the reported financial condition of a financial services company and its financial performance, and may result in restrictions on an institution’s ability to continue to operate in its customary manner.

Reclassifications

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2000 presentation.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended)(“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities which require that an entity recognize all derivatives as either assets or liabilities in a balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives must be recognized in earnings when they occur unless the derivative qualifies as a hedge. If a derivative qualifies as hedge, a company can elect to use hedge accounting to eliminate or reduce income-statement volatility that would arise from reporting changes in a derivative’s fair value in income. SFAS No. 133 was amended by SFAS No. 137 that delays the effective date of SFAS No. 133 to the first quarter of years beginning after June 15, 2000. SFAS No. 133 was also amended in June 2000 by SFAS No. 138. SFAS No. 138 addresses and clarifies issues causing implementation difficulties for numerous entities applying SFAS No. 133. SFAS No. 138 includes amendments to SFAS No. 133 which resulted from decisions made by the FASB related to the Derivatives Implementation Group (“DIG”) process. The DIG was created by the FASB to facilitate implementation by identifying issues that arise from applying the requirements of SFAS No. 133 and to advise the FASB on how to resolve those issues. The Corporation currently has no freestanding derivative or hedging instruments. Management is in the process of reviewing contracts from various functional areas of the Corporation to identify potential derivatives embedded within these contracts. Management’s preliminary analysis is that adoption of SFAS No. 133 will not have a material impact on the Corporation’s financial condition or results of operations.

In September 2000, the FASB issued statement No. 140, “Accounting for the Transfer and Servicing of Financial Assets and the Extinguishment of Liabilities” (“SFAS No. 140”) which replaces SFAS No. 125, issued in June 1996. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125. The

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 3 – Summary of Significant Accounting Policies (Continued)

statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for years ending after December 15, 2000. Implementation of SFAS No. 140 is not expected to have a material impact on the Corporation’s financial condition or results of operations.

Note 4 – Loans Receivable

The loan portfolio is summarized as follows (in thousands):

	December 31,
	2000	1999

Available for sale – mortgage loans	$1,437,799	$2,230,381
Held for investment
Mortgage loans	3,250,850	1,169,781
Second mortgage loans	168,886	145,075
Commercial real estate loans	194,653	143,652
Commercial loans	8,881	7,024
Construction loans	60,534	46,838
Warehouse lending	66,765	46,222
Consumer loans	59,123	42,758

Total	3,809,692	1,601,350

Total loans	5,247,491	3,831,731
Less allowance for losses	(25,000)	(23,000)

Total	$5,222,491	$3,808,731

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2000	1999	1998

Balance, beginning of period	$23,000	$20,000	$5,500
Provision charged to earnings	10,576	7,296	18,631
Charge-offs, net of recoveries	(8,576)	(4,296)	(4,131)

Balance, end of period	$25,000	$23,000	$20,000

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $63.6 million at December 31, 2000 and $41.8 million at December 31, 1999. Interest that would have been accrued on such loans totaled approximately $4.7 million, $4.0 million, and $3.9 million during 2000, 1999, and 1998, respectively.

At December 31, 2000, the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $3.6 million and the average outstanding balance for the year ended December 31, 2000 was $2.5 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 2000, was not significant. At December 31, 1999, the recorded investment in impaired loans totaled $1.6 million and the average outstanding balance for the year ended December 31, 1999 was $1.9 million.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 5 – Repossessed Assets

Repossessed assets include the following (in thousands):

	December 31,
	2000	1999

One-to-four family	$22,078	$21,184
Commercial properties	180	180

Repossessed assets, net	$22,258	$21,364

Note 6 – Premises and Equipment

Premises and equipment balances are as follows (in thousands):

	December 31,
	2000	1999

Construction in progress	$4,699	$8,395
Land	12,924	10,685
Office buildings	56,470	10,800
Computer hardware and software	42,759	26,560
Furniture, fixtures and equipment	27,090	19,130
Automobiles	507	497

Total	144,449	76,067
Less accumulated depreciation	(38,124)	(29,088)

Premises and equipment, net	$106,325	$46,979

Depreciation expense amounted to approximately $11.7 million, $7.2 million, and $6.2 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $7.4 million, $6.2 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2000 (in thousands):

2001	$5,488
2002	4,188
2003	3,242
2004	1,996
2005	1,349
Thereafter	1,402

Total	$17,665

In October 2000, the Company took occupancy of a new headquarters facility located in Troy, Michigan. The building replaced three separate facilities the Company was leasing. The total cost of the facility was $51.1 million including interest capitalized during the construction period of $2.0 million. At December 31, 2000, approximately 10% of the building remained unoccupied and under construction.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 7 – Mortgage Servicing Rights

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans at December 31, 2000 and 1999 are summarized as follows (in thousands):

	December 31,
Mortgage loans serviced for:	2000	1999

FHLMC and FNMA	$6,392,055	$9,226,468
MSHDA	63,692	56,339
GNMA	1,718	2,383
Other investors	187,017	234,736

Total	$6,644,482	$9,519,926

In addition and not included in the above totals are $2.8 billion and $3.3 billion of mortgage loans at December 31, 2000 and 1999, respectively. These loans are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $104.4 million and $127.6 million at December 31, 2000 and 1999, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	For the years ended December 31,
	2000	1999	1998

Balance, beginning of period	$131,831	$150,258	$83,845
Capitalization	157,824	199,912	245,204
Sales	(170,157)	(201,790)	(146,377)
Amortization	(13,073)	(16,549)	(32,414)

Balance, end of period	$106,425	$131,831	$150,258

At December 31, 2000, 1999, and 1998, the estimated fair value of the mortgage loan servicing portfolio was $110.1, $141.9, and $151.2 million, respectively.

Note 8 – Retail Deposit Accounts

The retail deposit accounts are as follows (in thousands):

	December 31,
	2000	1999

Demand, NOW and money market accounts	$158,668	$137,419
Savings accounts	340,111	359,013
Certificates of deposit	1,371,952	796,751

Total deposit accounts	$1,870,731	$1,293,183

Non-interest bearing deposits included in the demand, NOW and money market accounts balances at December 31, 2000 and 1999 were approximately $68.6 million and $42.5 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $270.5 million and $139.0 million at December 31, 2000 and 1999, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 8 – Retail Deposit Accounts (Continued)

The following indicates the scheduled maturities of the Company’s certificates of deposit as of December 31, 2000 (in thousands):

December 31,
2000

Three months or less	$350,553
Over three through six months	302,311
Over six through twelve months	533,739
One to two years	147,250
Thereafter	38,099

Total	$1,371,952

Interest expense on deposit accounts is summarized as follows (in thousands):

	For the years ended December 31,
	2000	1999	1998

Demand, NOW and money market accounts	$3,647	$2,959	$1,692
Savings accounts	18,245	16,133	5,933
Certificates of deposit	157,596	93,401	74,827

Total	$179,488	$112,493	$82,452

Note 9 – Wholesale Deposit Accounts

The wholesale deposit accounts are entirely made up of certificates of deposit. These certificates carried a weighted rate of 6.42%. The aggregate amount of wholesale certificates of deposit with a minimum denomination of $100,000 was approximately $1.4 billion and $885.0 million at December 31, 2000 and 1999, respectively.

The following indicates the scheduled maturities of the Company’s wholesale certificates of deposit as of December 31, 2000 (in thousands):

December 31,
2000

Three months or less	$381,123
Over three through six months	476,968
Over six through twelve months	297,897
One to two years	215,219
Thereafter	166,027

Total	$1,537,234

Note 10 – FHLB Advances

The following indicates certain information related to the FHLB advances (in thousands):

	For the years ended December 31,
	2000	1999	1998

Maximum outstanding at any month end	$1,800,764	$1,477,000	$1,136,750
Average balance	1,541,184	889,363	833,944
Average interest rate	6.41%	5.52%	5.80%

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 10 – FHLB Advances (Continued)

The Company has the authority and approval from the FHLB to utilize a total of $2.3 billion in collateralized borrowings. Advances at December 31, 2000 totaled $1.7 billion and carried a weighted rate of 6.48%.The following outlines the Company’s advance maturity dates as of December 31, 2000 (in thousands):

2001	$300.0
2002	200.0
2003	450.0
2004	150.0
2005	420.0

Total	$1,520.0

The remaining $213.3 million are daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Note 11 – Long Term Debt

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the Nasdaq Stock Market under the symbol “FLGSO”.

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

Note 12 – Federal Income Taxes

Components of the provision for federal income taxes consists of the following (in thousands):

	For the years ended December 31,
	2000	1999	1998

Current provision/(benefit)	$26,317	$13,936	$13,973
Deferred provision/(benefit)	(9,957)	6,836	11,977

	$16,360	$20,772	$25,950

The Company’s effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences (in thousands):

	For the years ended December 31,
	2000	1999	1998

Provision at statutory federal income tax rate	$15,853	$20,718	$23,455

Increase (decrease) resulting from:
Amortization of deposit premium	452	452	452
Other, net	55	(398)	2,043

Provision at effective federal income tax rate	$16,360	$20,772	$25,950

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 12 – Federal Income Taxes (Continued)

Flagstar files a consolidated federal income tax return on a calendar year basis. Historically, the Company had determined its deduction for bad debts based on the reserve method in lieu of the specific charge-off method. Under the reserve method, the Company had established and maintained a reserve for bad debts against which actual loan losses are charged. As a qualifying thrift institution, the Company had calculated its addition to its bad debt reserve under either, (1) the “percentage of taxable income” method or (2) the “experience” method. The Company used the percentage of taxable income method in determining its bad debt reserve addition through its 1996 tax year.

The details of the net tax liability are as follows (in thousands):

	December 31,
	2000	1999

Deferred tax assets:
Book bad debt reserves	$8,995	$8,295
Delinquent interest	961	1,399
Purchase accounting valuation adjustments	153	—
Capitalized foreclosure costs	1,271	652
Premises and equipment	681	472
Other	140	335

Total	12,201	11,153

Deferred tax liabilities:
Deferred fees	(3,686)	(2,848)
Tax bad debt reserves	(940)	(1,254)
Mortgage loan servicing rights	(37,249)	(46,141)
Mark-to-market adjustments on earning assets	(9,122)	(9,676)

Total	(50,997)	(59,919)

Net deferred tax liability	(38,796)	(48,766)
Current payable	(23,594)	(1,472)

Net tax liability	$(62,390)	$(50,238)

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

Income taxes have been provided for the $4.9 million temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The Company began recapturing this difference in 1998 using a 6 year recapture period. As of December 31, 2000, the Company had approximately $2.7 million in tax bad debt reserves yet to be recaptured.

Note 13 – Employee Benefits

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their compensation up to a maximum of $10,000 annually. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $5,000. The Company’s contributions vest at a rate such that an employee is fully vested after seven years of service. The Company’s contributions to the plan for the years ended December 31, 2000, 1999 and 1998 were approximately $1.1 million,

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 13 – Employee Benefits (Continued)

$1.0 million, and $866,000, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 14 – Contingencies

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that settlement of such litigation will not have a material effect on the Company’s financial condition.

A substantial part of the Company’s business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking civil statutory and actual damages and rescission under the federal Truth in Lending Act (the “TILL”), as well as remedies for alleged violations of various state unfair trade practices laws restitution or unjust enrichment in connection with certain mortgage loan transactions.

The Company has a substantial mortgage loan servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders’ escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders’ contracts with borrowers. Such claims also generally seek actual damages and attorney’s fees.

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

While the Company has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 15 – Regulatory Matters

The Financial Institutions Reform Recovery and Enforcement Act of 1989 (“FIRREA”), which instituted major reforms in the operation and supervision of the savings and loan industry, contains provisions for capital standards. These standards require savings institutions to have a minimum regulatory tangible capital (as defined in the regulation) equal to 1.50% of adjusted total assets and a minimum 3.00% core capital (as defined) of adjusted total assets. Additionally, savings institutions are required to meet a total risk-based capital requirement of 8.00%.

The Company is also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning reporting on internal controls, accounting and operations.

FDICIA’s prompt corrective action regulations define specific capital categories based on an institutions’ capital ratios. The capital categories, in declining order, are “well” capitalized, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. Institutions categorized as “undercapitalized” or worse are subject to certain restrictions, including the requirement to file a capital plan with OTS, and

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 15 – Regulatory Matters (Continued)

increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution.

The following chart delineates the categories as defined in the FDICIA legislation:

		Tier 1	Total
		Risk-	Risked-
	Core	Based	Based
	Capital	Capital	Capital

“Well capitalized”	5.0%	6.0%	10.0%
“Adequately capitalized”	4.0%	4.0%	8.0%
“Undercapitalized”	Less than 4.0%	Less than 4.0%	Less than 8.0%
“Significantly undercapitalized”	Less than 3.0%	Less than 3.0%	Less than 6.0%

At December 31, 2000, Company’s consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 5.32%, 9.53% and 10.30%, respectively. These ratios place the Company in the “well capitalized” category.

The following is a calculation of Company’s consolidated regulatory capital (in thousands) at December 31, 2000:

				Tier 1	Total
				Risk-	Risk-
	GAAP	Tangible	Core	Based	Based
	Capital	Capital	Capital	Capital	Capital

GAAP capital, as reported	$261,860	$261,860	$261,860	$261,860	$261,860

Non-allowable assets:
Core deposit premium		(645)
Mortgage servicing value		(10,643)	(10,643)	(10,643)	(10,643)
Other assets					(239)

Additional capital items:
Minority interest in subsidiary		54,373	54,373	54,373	54,373
General valuation allowance					25,000

Regulatory capital		304,945	305,590	305,590	330,351
Minimum capital requirement %		1.50%	3.00%	4.00%	8.00%
Minimum capital requirement $		86,203	172,425	128,259	256,499

Regulatory capital – excess		$218,742	$133,165	$177,331	$73,852

At December 31, 1999, Company’s consolidated Core, Tier 1 risk-based, and Total risk-based capital ratios were 6.80%, 12.26% and 13.16%, respectively. Those ratios placed the Company in the “well capitalized” category.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 15 – Regulatory Matters (Continued)

The following is a calculation of Company’s consolidated regulatory capital (in thousands) at December 31, 1999:

				Tier 1	Total
				Risk-	Risk-
	GAAP	Tangible	Core	Based	Based
	Capital	Capital	Capital	Capital	Capital

GAAP capital, as reported	$250,912	$250,912	$250,912	$250,912	$250,912

Non-allowable assets:
Core deposit premium		(1,935)
Mortgage servicing value		(13,183)	(13,183)	(13,183)	(13,183)
Other assets					(301)

Additional capital items:
Minority interest in subsidiary		54,373	54,373	54,373	54,373
General valuation allowance					23,000

Regulatory capital		290,167	292,102	292,102	314,801
Minimum capital requirement %		1.50%	3.00%	4.00%	8.00%
Minimum capital requirement $		64,363	128,814	95,265	191,425

Regulatory capital – excess		$225,804	$163,288	$196,837	$123,376

The OTS risk-based capital regulation also includes an interest rate risk (IRR) component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements. Under the regulation, a savings institution’s IRR is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. A savings institution is considered to have a “normal” level of IRR exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates is less than 2% of the current estimated economic value of its assets. If the OTS determines in the future to enforce the regulation’s IRR requirements, a savings institution with a greater than normal IRR would be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount equal to one half the difference between the institution’s measured IRR and 2%, multiplied by the economic value of the institution’s total assets. Management does not believe that this regulation, when enforced, will have a material impact on Bank.

Note 16 – Concentrations of Credit

Properties collateralizing loans receivable are geographically disbursed throughout the United States. As of December 31, 2000, approximately 30.0% of these properties are located in Michigan (measured by principal balance), and another 47.6% are located in the states of California, Colorado, Ohio, Washington, Florida, Texas, and Illinois. No other state contains more than 2% of the properties collateralizing these loans.

Note 17 – Fair Value of Financial Instruments

SFAS No. 107 issued by the Financial Accounting Standards Board, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 17 – Fair Value of Financial Instruments (Continued)

cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2000 and 1999. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

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

Long Term Debt: The preferred securities of Flagstar Trust are traded on the NASDAQ Stock Market under the symbol “FLGSO”.

Other Liabilities: Included in other liabilities is the preferred stock of Flagstar Capital This preferred stock is traded on the NASDAQ Stock Market under the symbol “FLGSP”.

Mortgage Servicing Rights: See Note 3 for a description of the method used to value the mortgage servicing rights.

Financial instruments with off-balance-sheet risk: The fair value of financial futures contracts, forward delivery contracts and fixed rate commitments to extend credit are based on current market prices.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 17 – Fair Value of Financial Instruments (Continued)

The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,

	2000		1999
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:

Assets:
Cash and cash equivalents	$76,679	$76,679	$118,636	$118,636
Mortgage loans available for sale	1,437,799	1,452,706	2,230,381	2,233,385
Loans held for investment	3,784,692	3,782,080	1,578,350	1,580,873
Other investments	4,133	4,133	—	—
FHLB stock	98,800	98,800	79,850	79,850

Liabilities:

Deposits:
Demand deposits and savings accounts	(498,779)	(498,779)	(496,432)	(496,432)
Certificates of deposit	(2,909,186)	(2,918,406)	(1,764,531)	(1,750,810)
FHLB advances	(1,733,345)	(1,601,339)	(1,477,000)	(1,468,238)
Long Term Debt	(74,750)	(71,760)	(74,750)	(61,295)
Other liabilities	(54,373)	(50,888)	(54,373)	(43,125)

Off-balance sheet items:
Forward delivery contracts	—	(8,037)	—	6,631
Commitments to extend credit	—	20,216	—	8,340

Non-financial instruments:
Unrealized gains on mortgage Servicing rights (see Note 7)	—	3,697	—	10,065

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 17 – Fair Value of Financial Instruments (Continued)

Financial Instruments with Off-Balance-Sheet Risk

Notional principal amounts indicated in the following table represent the extent of the Company’s involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments.

	December 31,
	2000	1999

	(In millions)
Forward delivery contracts	$1,490	$573
Commitments to extend credit	914	756

All of the Company’s financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts entered into during the years ended December 31, 2000, and 1999. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments.

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage backed securities:

Forward Delivery Contracts

	December 31,
	2000	1999

	(In millions)

Mortgage loan type:
Fixed	$1,490	$570
Balloon	—	—
Variable	—	3

Total	$1,490	$573

Commitments to Extend Credit: The Company’s exposure to credit loss for commitments to extend credit is represented by the contractual amount of those agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

	December 31,
	2000	1999

	(In millions)
Single family mortgage	$871	$380
Other	43	376

Total	$914	$756

Fixed	$901	$364
Variable	13	392

Total	$914	$756

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 18 – Segment Information

The Company operations can be segmented into a mortgage banking and a retail banking operation. Following is a presentation of financial information by business for the period indicated.

	For the year ended December 31, 2000

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(In thousands)
Revenues	$68,633	$88,229	$—	$156,862
Earnings before income taxes	39,314	5,980	—	45,294
Depreciation and amortization	3,505	22,588	—	26,093
Capital expenditures	10,617	60,459	—	71,076
Identifiable assets	3,905,526	3,679,051	(1,821,353)	5,763,224
Intersegment income (expense)	1,756	(1,756)	—	—

	For the year ended December 31, 1999

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(In thousands)
Revenues	$57,021	$89,898	$—	$146,919
Earnings before income taxes	39,785	19,408	—	59,193
Depreciation and amortization	2,577	22,455	—	25,032
Capital expenditures	4,162	19,011	—	23,173
Identifiable assets	1,670,121	2,773,942	(134,024)	4,310,039
Intersegment income (expense)	21,690	(21,690)	—	—

	For the year ended December 31, 1998

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(In thousands)
Revenues	$35,144	$137,343	$—	$172,487
Earnings before income taxes	19,994	47,019	—	67,013
Depreciation and amortization	2,258	37,639	—	39,897
Capital expenditures	2,922	5,267	—	8,189
Identifiable assets	969,485	2,260,045	(183,085)	3,046,445
Intersegment income (expense)	6,940	(6,940)	—	—

Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 19 – Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2000 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$28,934	12,154	$2.38
Effect of options	—	139	—

Diluted earnings	$28,934	12,293	$2.35

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1999 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$38,421	13,559	$2.83
Effect of options	—	390	—

Diluted earnings	$38,421	13,949	$2.75

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1998 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$41,063	13,670	$3.00
Effect of options	—	505	—

Diluted earnings	$41,063	14,175	$2.90

Note 20 – Initial Public Offering

Stock Offering

The Company completed an initial public offering in May 1997 of 5,500,000 shares of common stock; including 2,800,000 shares being sold by the stockholders of Flagstar. That sale resulted in proceeds to the Company of $27.2 million.

Note 21 – Stock Option and Purchase Plans, and other Compensation Plans

In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and deferred and incentive compensation plans effective upon the completion of the common stock offering.

     Stock Option Plan

The purpose of the Stock Option Plan (“Option Plan”) is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made.

The Option Plan is accounted for in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and the Company has adopted the disclosure requirements of SFAS No. 123.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 21 – Stock Option and Purchase Plans, and other Compensation Plans (Continued)

No compensation has been recognized for the Option Plan. Had compensation costs for the Option Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, the Company’s earnings per share for the year ended December 31, 2000, 1999, and 1998 would have been as follows (in thousands, except per share data):

	2000	1999	1998

Net Earnings
As reported	$28,934	$38,421	$41,063
Pro forma	$28,616	$36,709	$37,391
Basic earnings per share
As reported	$2.38	$2.83	$3.00
Pro forma	$2.35	$2.71	$2.74
Diluted earnings per share
As reported	$2.35	$2.75	$2.90
Pro forma	$2.33	$2.63	$2.64

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield of 2%; expected volatility of 49.91%, 35.50%, and 31.44%; a risk free rate of 6.23%, 5.81%, and 5.60%; and expected lives of 5.0 years, 4.0 years, and 3.0 years.

The following table summarizes the activity which occurred in the years ended December 31, 2000, 1999, 1998, and 1997:

	Weighted Average	Number of
	Grant Price	Options

Options outstanding at January 1, 1997	$—	—
Granted	13.00	1,108,300
Canceled	13.00	(10,500)

Options outstanding at December 31, 1997	13.00	1,097,800
Granted	21.36	92,658
Canceled	13.00	(21,000)

Options outstanding at December 31, 1998	13.66	1,169,458
Granted	24.09	451,533
Exercised	13.18	(29,823)
Canceled	20.02	(9,898)

Options outstanding at December 31, 1999	16.61	1,581,270
Granted	9.28	492,400
Exercised	13.00	(15,500)
Returned	24.30	(314,900)
Canceled	21.90	(7,550)

Options outstanding at December 31, 2000	$13.14	1,735,720

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 21 – Stock Option and Purchase Plans, and other Compensation Plans (Continued)

The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2000:

	Number of Options	Weighted Average	Number
	Outstanding at	Remaining Contractual	Exercisable at
Grant Price	December 31, 2000	Life (years)	December 31, 2000

$7.91	117,650	9.50	—
8.81	314,000	9.50	—
13.00	1,029,810	3.35	1,029,810
14.41	60,000	9.00	—
19.44	48,327	7.00	48,327
21.50	25,200	7.75	25,200
23.81	130,700	8.50	—
23.94	2,433	8.40	—
27.28	7,600	8.20	—

	1,735,720		1,103,337

     Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2000, 1999 and 1998, respectively, the Company spent approximately $27,000, $59,000, and $35,000 on the Purchase Plan.

     Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Board of Directors. Each year they decide which employees of The Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2000, two members of the executive management team were included in the Incentive Plan. During 2000, the Company spent $1.3 million on the Incentive Plan

     Deferred Compensation Plan

The Deferred Compensation Plan allows employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remain the property of The Company and are placed in a trust. Participants may direct that their deferred amounts be invested in stock of The Company. Upon withdrawal, the participant has the option of receiving the stock or the proceeds of its sale at the market price at the time of withdrawal. There were no participants in this plan.

     Incentive Stock Plan

Under the 2000 Restricted Stock Plan (“Stock Plan”), participants are issued common shares of the Company stock as compensation. During 2000, the Company spent approximately $309,000 on the Stock Plan. The Stock Plan was approved by the Board of Directors on June 19, 2000.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 22 – Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2000, 1999, and 1998 (in thousands, except earnings per share data, certain per share results have been adjusted to conform the 2000 presentation):

	2000
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$105,897	$104,424	$95,378	$75,936
Interest expense	81,640	79,784	71,992	56,710

Net interest income	24,247	24,640	23,386	19,226
Provision for losses	2,258	2,400	4,352	1,566

Net interest income after provision for losses	21,999	22,240	19,034	17,660
Loan administration income	3,303	3,530	4,476	4,444
Net gain on loan sales	12,232	4,170	3,345	2,183
Net gain on MSR sales	3,323	5,335	5,596	320
Other non-interest income	126	4,471	3,692	4,807
Non-interest expense	29,216	25,638	22,686	23,452

Earnings before income taxes	11,767	14,108	13,457	5,962
Provision for federal income taxes	4,237	5,088	4,840	2,195

Net earnings	$7,530	$9,020	$8,617	$3,767

Basic earnings per share	$0.63	$0.76	$0.70	$0.30

Diluted earnings per share	$0.62	$0.73	$0.70	$0.30

	1999
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$67,344	$60,234	$58,663	$52,429
Interest expense	49,062	44,626	41,822	38,222

Net interest income	18,282	15,608	16,841	14,207
Provision for losses	2,792	1,459	972	2,073

Net interest income after provision for losses	15,490	14,149	15,869	12,134
Loan administration income	4,477	4,725	7,519	3,151
Net gain on loan sales	6,530	1,187	11,748	19,208
Net gain on MSR sales	4,127	3,961	227	695
Other non-interest income	4,052	4,068	3,064	3,242
Non-interest expense	22,067	17,042	20,385	20,936

Earnings before income taxes	12,609	11,048	18,042	17,494
Provision for federal income taxes	4,454	3,844	6,343	6,131

Net earnings	$8,155	$7,204	$11,699	$11,363

Basic earnings per share	$0.62	$0.52	$0.86	$0.83

Diluted earnings per share	$0.61	$0.51	$0.83	$0.80

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 22 – Quarterly Financial Data (Unaudited) (Continued)

	1998
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$57,257	$49,618	$46,478	$37,908
Interest expense	39,787	35,985	34,003	27,412

Net interest income	17,470	13,633	12,475	10,496
Provision for losses	5,793	4,599	5,618	2,621

Net interest income after provision for losses	11,677	9,034	6,857	7,875
Loan administration income	(2,704)	84	8	80
Net gain on loan sales	37,699	27,008	29,173	16,802
Net gain on MSR sales	731	206	999	1,884
Other non-interest income	2,624	1,423	1,285	1,111
Non-interest expense	33,755	19,650	18,139	15,299

Earnings before income taxes	16,272	18,105	20,183	12,453
Provision for federal income taxes	3,450	7,800	10,000	4,700

Net earnings	$12,822	$10,305	$10,183	$7,753

Basic earnings per share	$0.93	$0.76	$0.74	$0.57

Diluted earnings per share	$0.90	$0.73	$0.73	$0.54

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 23 – Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Financial Position
(In thousands)

	December 31,
	2000	1999

Assets
Cash and cash equivalents	$505	$3,782
Investment in subsidiaries	265,868	254,489
Deferred tax benefit	4,818	1,858
Other assets	2,735	2,744

Total assets	$273,926	$262,873

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$77,062	$77,062

Total interest paying liabilities	77,062	77,062
Other liabilities	34	97

Total liabilities	77,096	77,159

Stockholders’ Equity
Common stock	119	129
Additional paid in capital	5,374	18,307
Retained earnings	191,337	167,278

Total stockholders’ equity	196,830	185,714

Total liabilities and stockholders’ equity	$273,926	$262,873

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 23 – Holding Company Only Financial Statements (Continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Earnings
(In thousands)

	For the years ended December 31,
	2000	1999	1998

Income
Dividends from subsidiaries	$23,379	$30,100	$3,928
Interest	220	147	—

Total	23,599	30,247	3,928
Expenses
Interest	7,321	4,904	—
General and administrative	591	467	171

Total	7,912	5,371	171

Earnings before undistributed earnings of subsidiaries	15,687	24,876	3,757
Equity in undistributed earnings of subsidiaries	10,287	11,687	37,306

Earnings before federal income tax benefit	25,974	36,563	41,063
Federal income tax benefit	(2,960)	(1,858)	—

Net earnings	$28,934	$38,421	$41,063

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – Continued

Note 23 – Holding Company Only Financial Statements (Continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2000	1999	1998

Operating Activities
Net earnings	$28,934	$38,421	$41,063
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(10,287)	(11,687)	(37,306)
Change in other assets	9	(2,734)	27
Provision for deferred tax benefit	(2,960)	(1,858)	—
Change in other liabilities	(63)	86	—

Net cash provided by operating activities	15,633	22,228	3,784

Investing Activities
Net change in investment in subsidiaries	(1,092)	(79,003)	38

Net cash (used in) provided by investment activities	(1,092)	(79,003)	38

Cash Flows From Financing Activities
Provides from the issuance of junior subordinated debentures	—	77,062	—
Proceeds from exercise of stock options	212	393	—
Common stock repurchased	(13,155)	(12,082)	—
Dividends paid	(4,875)	(4,870)	—

Net cash (used in) provided by financing activities	17,818	60,503	(3,828)

Net increase (decrease) in cash and cash equivalents	(3,277)	3,728	(44)
Cash and cash equivalents at beginning of period	3,782	54	98

Cash and cash equivalents at end of period	$505	$3,782	$54

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the Company’s 2001 Annual Meeting of Shareholders (the “Proxy Statement”) is incorporated herein by reference. Reference is also made to the information appearing in Part I – “Executive Officers,” which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned “Meetings and Committees and Compensation of Directors”, “Executive Compensation and Other Benefits”, “Report of the Compensation Committee”, and “Stock Performance Graph”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Outstanding Voting Securities.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Election of Directors”, “Meetings and Committees and Compensation of Directors” and “Certain Transactions”.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a)  The following documents are filed as a part of this report:

1.	The following consolidated financial statements of the Company are included in this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2000 and 1999
Consolidated Statements of Earnings for the years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2000, 1999, and 1998
Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.

10.1*	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, and Carrie and Ms Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2*	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3*	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).

Flagstar Bancorp, Inc., will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to: Michael W. Carrie, Executive Vice President, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2001.

FLAGSTAR BANCORP, INC.

By:	/s/ THOMAS J. HAMMOND

Thomas J. Hammond
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2001.

TITLE
SIGNATURE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board and Chief Executive Officer

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board and President

By:	/s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ JOAN H. ANDERSON Joan H. Anderson	Executive Vice President and Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director

By:	/s/ JAMES D. ISBISTER James D. Isbister	Director

By:	/s/ JOHN R. KERSTEN John R. Kersten	Director