Form 10-Q
period 2001-03-31
FLAGSTAR BANCORP INC
filed 2001-05-10
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:      0-22353

FLAGSTAR BANCORP, INC. (Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3150651 (I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan (Address of principal executive offices)	48098 (Zip Code)

Registrant’s telephone number, including area code:	(248) 312-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes      X     No  .

      As of May 10, 2001, 12,102,969 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — March 31, 2001 ( unaudited ) and December 31, 2000.

Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2001 and 2000.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2001 and 2000.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
	2001	2000

Assets	(unaudited)
Cash and cash equivalents	$750,742	$76,679

Loans receivable
Mortgage loans available for sale	1,301,346	1,437,799

Loans held for investment	3,798,631	3,809,692

Less: allowance for losses	(28,000)	(25,000)

Loans receivable, net	5,071,977	5,222,491

Federal Home Loan Bank stock	108,750	98,800

Other investments	5,052	4,133

Total earning assets	5,185,779	5,325,424

Accrued interest receivable	48,402	39,075

Repossessed assets	24,500	22,258

Premises and equipment	114,867	106,325

Mortgage servicing rights	132,300	106,425

Other assets	114,944	87,038

Total assets	$6,371,534	$5,763,224

Liabilities and Stockholders’ Equity

Liabilities

Retail deposit accounts	$2,121,802	$1,870,731

Wholesale deposit accounts	1,526,333	1,537,234

Federal Home Loan Bank advances	1,995,000	1,733,345

Junior subordinated debentures	74,750	74,750

Total interest bearing liabilities	5,717,885	5,216,060

Accrued interest payable	44,027	46,719

Undisbursed payments on loans serviced for others	160,157	67,267

Escrow accounts	74,930	54,852

Liability for checks issued	48,342	48,663

Federal income taxes payable	41,777	62,390

Other liabilities	74,015	70,083

Total liabilities	6,161,133	5,566,394

Stockholders’ Equity

Common stock — $.01 par value, 40,000,000 shares authorized, 13,873,181 and 13,715,323 shares issued and 12,052,811 and 11,894,953 shares outstanding at March 31, 2001 and December 31, 2000, respectively	121	119

Additional paid in capital	9,125	5,374

Retained earnings	201,155	191,337

Total stockholders’ equity	210,401	196,830

Total liabilities and stockholders’ equity	$6,371,534	$5,763,224

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands)

	For the three months ended March 31,

	2001	2000

Interest Income

Loans	$106,527	$74,245

Other	5,548	1,691

Total	112,075	75,936

Interest Expense

Deposits	54,711	33,285

FHLB advances	28,554	20,178

Other	3,496	3,247

Total	86,761	56,710

Net interest income	25,314	19,226

Provision for losses	5,980	1,566

Net interest income after provision for losses	19,334	17,660

Non-Interest Income

Loan administration	581	4,444

Net gain on loan sales	28,028	2,183

Net gain on sales of mortgage servicing rights	1,428	320

Other fees and charges	4,699	4,807

Total	34,736	11,754

Non-Interest Expense

Compensation and benefits	21,023	11,407

Occupancy and equipment	8,176	6,396

General and administrative	7,466	5,649

Total	36,665	23,452

Earnings before federal income taxes	17,405	5,962

Provision for federal income taxes	6,387	2,195

Net Earnings	$11,018	$3,767

Earnings per share – basic	$0.92	$0.30

Earnings per share – diluted	$0.85	$0.30

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,

	2001	2000

Operating Activities

Net earnings	$11,018	$3,767

Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	5,980	1,566

Depreciation and amortization	9,092	6,446

Net (gain) loss on the sale of assets	(140)	241

Net gain on loan sales	(28,028)	(2,183)

Net gain on sales of mortgage servicing rights	(1,428)	(320)

Proceeds from sales of loans available for sale	5,486,308	1,405,103

Originations and repurchases of loans available for sale, net of principal repayments	(5,435,516)	(2,118,943)

Increase in accrued interest receivable	(9,328)	(2,222)

(Increase) decrease in other assets	(28,229)	14,589

(Decrease) increase in accrued interest payable	(2,692)	2,441

(Decrease) increase in the liability for checks issued	(321)	17,707

Decrease in current federal income taxes payable	(10,656)	(6,831)

Benefit of deferred federal income taxes payable	(9,957)	(1,973)

Increase (decrease) in other liabilities	3,933	(1,317)

Net cash used in operating activities	(9,964)	(681,929)

Investing Activities

Purchase of other investments	(919)	(1,970)

Origination of loans held for investment, net of principal repayments	114,003	163,063

Purchase of Federal Home Loan Bank Stock	(9,950)	—

Proceeds from the disposition of repossessed assets	5,665	6,531

Acquisitions of premises and equipment	(12,245)	(23,205)

Net proceeds from the disposition of premises and equipment	—	6

Increase in mortgage servicing rights	(100,612)	(25,441)

Proceeds from the sale of mortgage servicing rights	71,099	19,081

Net cash provided by investing activities	67,041	138,065

Financing Activities

Net increase in deposit accounts	240,170	405,954

Net increase in Federal Home Loan Bank advances	261,655	81,255

Net (receipt) disbursement of payments of loans serviced for others	92,530	(2,294)

Net receipt of escrow payments	20,078	10,215

Net proceeds from the exercise of common stock options	3,753	—

Shares of common stock repurchased	—	(7,611)

Dividends paid to stockholders	(1,200)	(1,267)

Net cash provided by financing activities	616,986	486,252

Net increase (decrease) in cash and cash equivalents	674,063	(57,612)

Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$750,742	$61,024

Supplemental disclosure of cash flow information:

Loans receivable transferred to repossessed assets	$7,766	$3,870

Total interest payments made on deposits and other borrowings	$89,453	$54,269

Federal income taxes paid	$27,000	$11,000

Loans held for sale transferred to loans held for investment	$113,690	—

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $6.4 billion in total assets at March 31, 2001, Flagstar is the largest independent savings institution headquartered in Michigan. The Company’s common stock is traded on the Nasdaq Stock Market under the symbol “FLGS.”

Through its retail banking centers and e-commerce distribution channels, the Company attracts deposits from the general public. The Company utilizes these deposits, along with other funds garnered from the secondary market, to originate or acquire loans on a nationwide basis. Flagstar is the 15th largest home mortgage lender in the United States (Inside Mortgage Finance). Additionally, but to a lesser extent, the Company provides warehousing lines of credit on a nationwide basis, and originates commercial real estate loans, consumer loans, and non-real estate commercial loans within its retail market area. The Company also services a significant volume of mortgage loans located throughout the United States

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

The Company’s executive office is located at 5151 Corporate Drive, Troy, Michigan 48098, and its telephone number at such office is (248) 312-2000.

Note 2. Basis of Presentation

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios

	For the quarter ended

	March 31, 2001	March 31, 2000

	( Unaudited )
	( in thousands, except per share data )
Return on average assets	0.71%	0.34%

Return on average equity	21.59%	8.24%

Efficiency ratio	60.5%	74.7%

Equity/assets ratio (average for the period)	3.30%	4.19%

Mortgage loans originated / purchased	$5,437,547	$1,962,624

Mortgage loans sold	$5,395,001	$1,381,278

Interest rate spread	1.70%	1.80%

Net interest margin	1.80%	1.94%

Charge-offs to average loans	0.22%	0.16%

	March 31, 2001	December 31, 2000

Equity-to-assets ratio	3.30%	3.42%

Tangible capital ratio (1)	4.95%	5.31%

Core capital ratio (1)	4.95%	5.32%

Risk-based capital ratio (1)	9.17%	9.53%

Total risk-based capital ratio (1)	9.98%	10.30%

Book value per share	$17.46	$16.55

Shares outstanding	12,053	11,895

Mortgage loans serviced for others	$7,637,022	$6,644,482

Value of mortgage servicing rights	1.73%	1.60%

Allowance for losses to problem loans	43.2%	39.3%

Allowance for losses to total loans	0.55%	0.48%

Non performing assets to total assets	1.40%	1.49%

Number of bank branches	59	52

Number of loan origination centers	49	42

Number of correspondent offices	15	15

Number of employees	2,311	1,894

(1)	These ratios are applicable to Flagstar Bank.

Results of Operations

Net Earnings

Net earnings for the three months ended March 31, 2001 were $11.0 million ($0.85 per share-diluted), a $7.2 million increase from the $3.8 million ($0.30 per share-diluted) reported in 2000. The increase in net earnings resulted primarily from a $22.9 million increase in non-interest income, and to a lesser extent a $6.1 million increase in net interest income. These revenue increases were offset by a $13.2 million increase in operating expenses, a $4.4 million increase in the provision for losses, and a $4.2 million increase in the provision for federal income taxes.

Net Interest Income

Net interest income increased $6.1 million, or 31.8%, to $25.3 million for the three months ended March 31, 2001, from $19.2 million for the comparable 2000 period. This increase was due to a $1.7 billion increase in average interest-earning assets between the comparable periods, offset by a $1.7 billion increase in interest-bearing liabilities necessary to fund the growth. This increase in the earning asset base is part of the Company’s growth and expansion plan. The increase in revenue was offset by the decrease in the Company’s interest rate spread. The spread decreased from 1.80% in the 2000 period to 1.70% for the three months ended March 31, 2001. The decreased spread, together with the $5.9 million decrease in the excess of average earning assets over average interest-bearing liabilities, resulted in a decrease in the Company’s net interest margin of 0.14% to 1.80% for the three months ended March 31, 2001 from 1.94% for the comparable 2000 period.

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

TABLE 1
AVERAGE YIELDS EARNED AND RATES PAID

	Quarter Ended March 31,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:			( In thousands )
Loans receivable, net	$5,340,525	$106,527	8.09%	$3,895,997	$74,245	7.64%

FHLB stock	105,323	2,078	8.00	79,850	1,592	8.00

Other	267,422	3,470	5.26	7,254	99	5.46

Total interest-earning assets	5,713,270	$112,075	7.95%	3,983,101	$75,936	7.65%

Other assets	464,680			385,867

Total assets	$6,177,950			$4,368,968

Interest-bearing liabilities:

Retail deposits	$2,004,907	$30,239	6.12%	$2,409,032	$18,068	5.30%

Wholesale deposits	1,550,719	24,472	6.40	1,037,959	15,217	5.90%

FHLB advances	1,914,763	28,554	6.05	1,333,702	20,178	6.07

Other	157,123	3,496	9.02	148,623	3,247	8.76

Total interest-bearing liabilities	5,627,512	$86,761	6.25%	3,891,357	$56,710	5.85%

Other liabilities	346,304			294,709
Stockholders equity	204,134			182,902

Total liabilities and stockholders equity	$6,177,950			$4,368,968

Net interest-earning assets	$85,758			$91,744

Net interest income		$25,314			$19,226

Interest rate spread			1.70%			1.80%

Net interest margin			1.80%			1.94%

Ratio of average interest- earning assets to interest-bearing liabilities			102%			102%

RATE/VOLUME ANALYSIS

Table 2 presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented in Tables 1. Table 2 distinguishes between the changes related to average balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

TABLE 2

	Three months ended March 31,

	2001 versus 2000
	Increase (Decrease) due to:
	Rate	Volume	Total

Interest Income:		(In Thousands)
Loans receivable, net	$6,239	$26,043	$32,282

FHLB stock	(5)	491	486

Other	(153)	3,524	3,371

Total	$6,081	$30,058	$36,139

Interest Expense:

Retail deposits	$4,093	$8,078	$12,171

Wholesale deposits	1,953	7,302	9,255

FHLB advances	(178)	8,554	8,376

Other	93	156	249

Total	$5,961	$24,090	$30,051

Net change in net interest income	$120	$5,968	$6,088

Provision for Losses

The provision for losses increased to $6.0 million for the three months ended March 31, 2001 from $1.6 million recorded during the same period in 2000. The loss provision recorded in the 2001 period was utilized to offset actual charge-offs recorded within the 2001 quarter along with adding an additional $3.0 million to the general allowance for losses.

These increases in the general allowance were made to offset the continued increase in the Held for Investment portfolio, to compensate for the weakening economy seen in the first quarter, to maintain current ratios of allowances to non performing loans and total loans, and to compensate for the increase in charge-offs experienced in the first quarter.

The 2000 period provision of $1.6 million did not contain an increase in the level of general loss allowances. The allowance at March 31, 2001 stands at 0.55% of loans and 43.2% of non-performing loans. The allowance stood at 0.48% of loans and 39.3% of non-performing loans at December 31, 2000 and 0.53% of loans and 49.7% of non-performing loans at March 31, 2000.

Non-performing loans stood at $64.8 million at March 31, 2001, up slightly from $63.6 at December 31, 2000, and dramatically up from the $46.3 reported at March 31, 2000. Net charge-offs were an annualized 0.22% of average loans outstanding during the three months ended March 31, 2001 compared to the 0.16% reported for the three months ended March 31, 2000.

Non-Interest Income

During the three months ended March 31, 2001, non-interest income increased $22.9 million, or 194.1%, to $34.7 million versus the $11.8 million recorded during the three months ended March 31, 2000. This increase was attributable to a large increase in net gain on loan sales and a small increase in net gain on the sales of mortgage servicing rights, offset by a decrease in other in loan administration revenues.

      Loan Administration

Net loan administration fee revenue decreased from $4.4 million during the three months ended March 31, 2000, to $581,000 during the comparable 2001 period. This decrease resulted primarily from an increase in the amount of the amortization recorded for mortgage servicing rights. This amortization increase was needed to offset the increase in the prepayment speed experienced within the underlying mortgage loan portfolio. Fee income before the amortization of servicing rights decreased $2.6 million for the three months ended March 31, 2001, to $5.6 million, and an additional $1.3 million of the value of mortgage servicing rights was amortized during the 2001 quarter. At March 31, 2001, the unpaid principal balance of loans serviced for others was $7.6 billion versus $9.6 billion serviced at March 31, 2000 and $6.6 billion serviced at December 31, 2000. At March 31, 2001 the weighted average servicing fee on loans serviced for others was 0.289% (i.e., 28.9 basis points).

      Net Gain on Loan Sales

For the three months ended March 31, 2001, the net gain on loan sales increased $25.8 million, to $28.0 million, from $2.2 million in the 2000 period. The 2001 period reflects the sale of $5.4 billion in loans versus $1.4 billion sold in the 2000 period. The falling and lower interest rate environment in the 2001 period resulted in a larger profit margin (52 bps. versus 16 bps.) and the lower interest rate environment during 2001 influenced the increased mortgage loan origination volume ($5.4 billion in the 2001 period versus $2.0 billion in the 2000 period) which allowed the Company to sell more loans and thus creating more revenue in the 2001 period.

      Net Gain on the Sale of Mortgage Servicing Rights

For the three months ended March 31, 2001, the net gain on the sale of mortgage servicing rights increased $1.1 million to $1.4 million from $320,000 for the same period in 2000.

The 2001 gain on sale of mortgage servicing rights included a bulk sale of FNMA / FHLMC servicing rights totaling $2.2 billion which was sold with a net gain of $5.0 million. Also sold during the period was a series of flow sales of FNMA / FHLMC servicing rights totaling $1.8 billion. These rights were sold at a net gain of only $35,000. During the three months ended March 31, 2001, the Company sold on a flow basis $91.0 million of GNMA servicing rights that generated a $400,000 gain. The offset to these sales was the final closing and transfer of flow servicing sales that occurred in the third and fourth quarter of 2000. This transfer reconciliation resulted in an additional adjustment of $4.0 million for loan payoffs. Management had previously accrued $1.0 million for such prepayments, but upon final reconciliation the totals exceeded those expectations.

The 2000 gain on sale of mortgage servicing rights included the bulk flow sale of FNMA / FHLMC servicing rights totaling $1.0 billion which were sold with a gain of only $39,000 and the bulk flow servicing sales of $85.1 million of GNMA servicing rights which generated a $281,000 gain.

      Other Fees and Charges

During the three months ended March 31, 2001, the Company recorded $4.7 million in other fees and charges. In the comparable 2000 period, the Company recorded $4.8 million. The fees reflected in this revenue line are fees collected on deposit accounts, certain types of non-residential mortgage loans, consumer loans, and miscellaneous fees collected for various customer service functions. These fees are not deferred, unlike the various fee income generated in the mortgage origination process. The timing and predictability of these fees in the future is uncertain.

Non-Interest Expense

The following table sets forth components of the Company’s non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required to be capitalized. These expense amounts are reflected on the Company’s statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis ( i.e., prior to the deferral of capitalized loan origination costs ) more clearly reflects the changes in non-interest expense when comparing two periods.

	Quarter ended
	March 31,

	2001	2000

	( In thousands )
Compensation and benefits	$24,641	$15,056

Commissions	12,987	5,088

Occupancy and equipment	8,176	6,396

Advertising	1,228	769

Core deposit amortization	322	322

Federal insurance premium	170	123

General and administrative	8,227	6,098

Total	55,751	33,852

Less: capitalized direct costs of loan closings	(19,086)	(10,400)

Total, net	$36,665	$23,452

Efficiency ratio	60.5%	74.7%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $21.9 million, or 64.6%, to $55.8 million during the three months ended March 31, 2001, from $33.9 million for the comparable 2000 period. The increased costs are attributable to a number of different areas and are a product of the overall growth and expansion of the Company. The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 21 more facilities at March 31, 2001 than at March 31, 2000.

•	The Company conducted business from 14 more retail loan origination offices at March 31, 2001 than at March 31, 2000.

•	The mortgage banking operation originated $5.4 billion in residential mortgage loans during the 2001 quarter versus $2.0 billion in the comparable 2000 quarter.

•	The Company moved its national headquarters in October 2000. This move consolidated the operations of three leased facilities into one owned facility.

•	The Company employed 1,863 salaried employees at March 31, 2001 versus 1,253 salaried employees at March 31, 2000.

•	The Company employed 86 full-time nation account executives at March 31, 2001 versus 76 at March 31, 2000.

•	The Company employed 362 full-time retail loan originators at March 31, 2001 versus 227 at March 31, 2000.

      Compensation and benefits

During the quarter ended March 31, 2001, the Company recorded compensation and benefits cost totaling $24.6 million versus $15.1 million in the comparable 2000 period. This $9.5 million, or 62.9%, increase is the result of the 170.0% increase in mortgage loan originations and the 55.3% increase in the retail facilities operated during the period. Also this category contains the employer portion of benefits paid on the 154.9% increase in the quarter over quarter commission expense.

      Commissions

Commission expense for the quarter ended March 31, 2001 totaled $13.0 million versus $5.1 million in the comparable 2000 period. This $7.9 million, or 154.9%, increase is the direct result of the 170.0% increase in mortgage loan originations. Commissions as a percent of mortgage loan originations were 23.9 basis points and 25.9 basis points during the three months ended March 31, 2001 and 2000, respectively.

      Occupancy and equipment

The Company continued to experience increases in occupancy and equipment expenses for comparable year over year comparisons. These increases are the direct result of the expansion and growth of the Company. The $1.8 million, or 28.1%, increase in expenses charged in the 2001 quarter is the direct result of the 40.0% increase in retail origination facilities, the 55.3% increase in retail banking centers, the 48.7% increase in salaried employees, and the 47.9% increase in commissioned employees.

      Advertising

The Company’s increased advertising expenses are directly related to the continued expansion within the retail banking operation. This retail operation has increased 55.3% year over year in facilities managed and 45.7% in total retail deposit held at March 31, 2001. Advertising expenses increased $459,000, or 59.7%, during the 2001 period versus the 2000 period.

      Core deposit amortization

The core deposit premium recorded in July 1994 is being amortized on a straight-line basis over a seven year time frame. The premium will be completely amortized in the second quarter of 2001.

      Federal insurance premium

The Company experienced a $47,000, or 38.2%, increase in the premium expense which is a direct reflection of the 45.7% increase in total retail deposits during the comparable quarters.

      General and administrative

The Company experienced a large increase in general and administration expenses in the first quarter of 2001 versus the comparable 2000 quarter. As was the case in the other captioned categories, the increases are the direct result of the expansion and growth of the Company. The $2.1 million, or 34.4%, increase in expenses charged in the 2001 quarter is the direct result of the 40.0% increase in retail origination facilities, the 55.3% increase in retail banking centers, the 48.7% increase in salaried employees, and the 47.9% increase in commissioned employees.

      Capitalized direct costs of loan closings

During the three months ended March 31, 2001, the Company capitalized $19.1 million as the direct cost of originating the $5.4 billion (37,290 loans) in mortgage loans closed the first quarter. This compares to the $10.4 million capitalized during the three months ended March 31, 2000 on the $2.0 billion (15,192 loans) in mortgage loans originated. This capitalization amount equaled $512 and $685, or 0.35% and 0.53% of loans closed during the quarter ended March 31, 2001 and 2000, respectively.

SEGMENT REPORTING

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operations.

Table 4
Retail Banking Operations

	At or for the quarter ended
	March 31,

	2001	2000

	( In thousands )
Revenues	$19,884	$17,257

Earnings before taxes	8,450	11,381

Identifiable assets	3,894,773	1,624,799

Table 5
Mortgage Banking Operations

	At or for the quarter ended
	March 31,

	2001	2000

	( In thousands )
Revenues	$40,166	$13,723

(Loss) earnings before taxes	8,955	(5,419)

Identifiable assets	4,030,267	3,198,899

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. The Bank operates a network of 59 banking centers. The Company has focused on expanding its deposit branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

During the quarter ended March 31, 2001, the Company recorded approximately $8.5 million in earnings before tax from this operation. This total equated to a $2.9 million, or 25.4%, decrease in pretax earnings versus the comparable 2000 period. Although there is a dramatic decrease in year over year earnings, the sequential quarterly earnings are up 2.4%. The earnings generated and the expected growth in earnings in the retail banking operation were somewhat depressed due to the rapid expansion implemented within the operation. During the 2001 quarter, 22 offices, or 37.3%, of the total branch compliment did not have one year of seasoning. These branches were either operated at a loss or only marginally profitable during the current quarter.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 49 loan origination centers located primarily in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a national network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. Additionally, this segment of the Company“s operations includes the mortgage servicing operation. The Company serviced $7.6 billion in mortgage loans for others at March 31, 2001.

The mortgage banking operation recorded pre-tax earnings of $9.0 million during the three months ended March 31, 2001. This total equated to a $14.5 million increase in pretax earnings versus the $5.5 million pretax loss recorded in the comparable 2000 period. The dramatic increase in earnings is attributable to the 170.0% increase in mortgage loan production and the increased gain on sale spread achieved on sold loans (52 bps. vs. 16 bps.) during the 2001 quarter.

Financial Condition

      Assets

The Company’s assets totaled $6.4 billion at March 31, 2001, an increase of $0.6 billion, or 10.3%, as compared to $5.8 billion at December 31, 2000. This increase was primarily due to a large increase in cash and cash equivalents at March 31, 2001.

Cash and Cash Equivalents

Cash and cash equivalents increased from $76.7 million at December 31, 2000 to $750.7 million at March 31, 2001. This increase was attributable to the large influx of cash generated in the Company’s mortgage banking operation, the large amount of loan payoffs, and the large increase in funds held in escrow for customers and investors. This increase in cash generated in the period was not used to extinguish a large enough position in the Company’s liability portfolio to avert the abundance of cash at March 31, 2001. As of April 30, 2001, the cash position was completely utilized in the Company’s operation. It was used to lengthen the mortgage banking sale process and to extinguish high paying liabilities that matured.

Mortgage Loans Held for Sale

Mortgage loans available for sale decreased $136.5 million, or 9.5%, to $1.3 billion at March 31, 2001, from $1.4 billion at December 31, 2000. This decrease is attributable to the Company’s decision to sell a larger portion of its mortgage loan production quicker in order to avoid prepayment and to take advantage of the current pricing available in the secondary market. The Company sold 99.2% of its originated loans during the 2001 period versus 70.4% in the comparable 2000 period and 80.9% for all of 2000.

Loans Held for Investment

As shown below, Loans Held for Investment decreased slightly ($11.1 million, or 0.3%) from December 31, 2000 and remain at $3.8 billion at March 31, 2001. This decrease is predominantly seen in single family mortgage loans but is also seen in construction loans whereas every other line item has increased. The largest increase can be seen in the Warehouse Lending operation which experienced a 209.4% increase in balances period end to period end. These balances represent loans to other mortgage lenders to facilitate their ability to close the secured mortgage loans for their customers.

	March 31, 2001	December 31, 2000

Single Family Mortgage	$3,050,426	$3,250,850

Second Mortgage	192,533	168,886

Construction	55,625	60,534

Commercial Real Estate	222,552	194,653

Commercial	11,178	8,881

Warehouse	206,698	66,765

Consumer	59,619	59,123

Total	$3,798,631	$3,809,692

Allowance for Losses

The allowance for losses totaled $28.0 million at March 31, 2001, increased from $25.0 million at December 31, 2000, and $23.0 million at March 31, 2000. The Company has increased its provision $3.0 million in the first three months of 2001 and $5.0 million over the last 12 months.

These increases were made to offset the continued increase in the Held for Investment portfolio, to compensate for the weakening economy seen in the first quarter, to maintain current ratios of allowances to non performing loans and total loans, and to compensate for the increase in charge-offs experienced in the first quarter.

The allowance for losses as a percentage of non-performing loans was 43.2%, 39.3%, and 49.7% at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. The Company’s non-performing loans totaled $64.8 million, $63.6 million, and $46.3 million at March 31, 2001, December 31, 2000, and March 31, 2000, respectively. The allowance for losses as a percentage of total loans, was 0.55%, 0.48%, and 0.53% at March 31, 2001, December 31, 2000, and March 31, 2000, respectively.

During the first quarter of 2001, the Company experienced a charge-off ratio equal to 0.22% of average loans compared to 0.18% during all of 2000 and 0.16% during the first quarter of 2000.

FHLB Stock

Holdings of FHLB stock has continued to rise relative to the Company’s use of FHLB Advances. At March 31, 2001 FHLB stock stood at $108.8 million. At December 31, 2000 and March 31, 2000, FHLB stock stood at $98.8 million and $79.9 million, respectively. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

Accrued Interest Receivable

Accrued interest receivable increased from $39.1 million at December 31, 2000 to $48.4 million at March 31, 2001. This asset will fluctuate as the size of the earning asset portfolio increases or decreases.

Repossessed Assets

Repossessed assets increased from $22.3 million at December 31, 2000 to $24.5 million at March 31, 2001. During the first quarter, the Company sold $5.5 million of owned real estate assets and foreclosed upon an additional $7.7 million in seriously delinquent loans.

Mortgage Servicing Rights

Mortgage servicing rights (“MSR”) totaled $132.3 million at March 31, 2001, an increase of $25.9 million, or 24.3%, from $106.4 million at December 31, 2000. During the three months ended March 31, 2001, the Company capitalized $100.6 million, amortized $5.1 million, and sold $69.7 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $7.6 billion at March 31, 2001 versus $6.6 billion at December 31, 2000. The capitalized value of the mortgage servicing rights was 1.73% and 1.60% of the underlying principal balance at March 31, 2001 and December 31, 2000, respectively.

During the quarter, the Company completed one large bulk servicing auction sale, and three monthly flow-servicing sales under its semi-annual contract. In March, the Company sold $3.3 billion of underlying mortgage loans, but was only allowed to deliver $640.0 million under its flow-servicing sale contract. Similarly, during the 2001 quarter, despite originating $5.4 billion of underlying loans, the Company was only able to complete the sale of $1.8 billion. This inability to sell the MSR asset increased the MSR balance $44.4 million in March alone. In April, the Company sold $2.5 billion of underlying loans into the flow-servicing contract. The April sale reduced the MSR balance by $46.4 million.

The quarterly valuation of the MSR was $132.9 million at March 31, 2001.

Other Assets

Other assets increased $27.9 million, or 32.1%, to $114.9 million at March 31, 2001, from $87.0 million at December 31, 2000. The majority of this increase was attributable to receivables recorded in conjunction with the sale of mortgage servicing rights completed in the first quarter of 2001. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is typically paid within 180 days after the sale date.

      Liabilities

The Company’s total liabilities increased $0.6 billion, or 10.7%, to $6.2 billion at March 31, 2001, from $5.6 billion at December 31, 2000. This increase was primarily attributable to a $502 million increase in total paying liabilities and a $113 million increase in funds held in escrow for investors and borrowers.

Retail Deposit Accounts

Retail deposit accounts increased $251.1 million, or 13.4%, to $2.1 billion at March 31, 2001, from $1.9 billion at December 31, 2000. This increase reflects the Company’s retail deposit growth strategy and its branch network expansion strategy. The number of bank branches increased from 52 at December 31, 2000 to 59 at March 31, 2001.

At March 31, 2001, the Company’s retail certificates of deposit totaled $1.5 billion, or 71.4% of total retail deposits. These certificates carry an average balance of $20,533 and a weighted average cost of 6.50%.

In the second quarter, the Company has $321.3 million of retail certificates of deposit maturing with a weighted rate of 6.59%.

Wholesale Deposit Accounts

Wholesale deposit accounts decreased $10.9 million, or 0.7%, and remained at $1.5 billion at March 31, 2001. Wholesale funds are used as an alternate source of funding until retail deposits can be gathered at more attractive rates. At March 31, 2001, the Company’s wholesale deposits consist entirely of certificates of deposit which carry a weighted rate of 6.14% and a weighted maturity of 16.3 months.

In the second quarter, the Company has $493.2 million of wholesale certificates of deposit maturing with a weighted rate of 6.84%.

Federal Home Loan Bank Advances

FHLB advances increased $261.7 million, or 15.1%, to $2.0 billion at March 31, 2001, from $1.7 billion at December 31, 2000. The weighted rate on the FHLB advances was 5.782% at March 31, 2001. During the quarter ended March 31, 2001, the weighted cost of advances was 6.05%. The Company relies upon such advances as a source of funding for the origination or purchase of mortgage loans that are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

Accrued Interest Payable

Accrued interest payable decreased $2.7 million, or 5.8%, to $44.0 million at March 31, 2001, from $46.7 million at December 31, 2000. The Company typically pays interest on a one month lag. The size of this asset fluctuates as the Company’s deposit portfolio and other interest paying liabilities increase or decrease.

Undisbursed Payments on Loans Serviced for Others

Undisbursed payments on loans serviced for others increased $92.9 million, or 138.0%, to $160.2 million at March 31, 2001, from $67.3 million at December 31, 2000. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

Escrow Accounts

Customer escrow accounts increased $20.0 million, or 36.4%, to $74.9 million at March 31, 2001, from $54.9 million at December 31, 2000. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.

Liability for Checks Issued

Liability for checks issued decreased $321,000, or 0.7%, to $48.3 million at March 31, 2001, from $48.7 million at December 31, 2000. These amounts represent checks issued to acquire mortgage loans which have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline, increasing in lower interest rate scenarios and seasonally while decreasing during a time when loan origination volume is down.

Federal Income Taxes Payable

Federal income taxes payable decreased $20.6 million, or 33.0%, to $41.8 million at March 31, 2001, from $62.4 million at December 31, 2000. This decrease is attributable to the payment of $27.0 million in current taxes and the $6.4 million increase in the tax liability attributable to the first quarter earnings.

Other liabilities

Other liabilities increased $3.9 million, or 5.6%, to $74.0 million at March 31, 2001, from $70.1 million at December 31, 2000. This increase is attributable to increases in accrued accounts payable relating to compensation and mortgage loan production expenses.

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

Mortgage loans sold during the three months ended March 31, 2001 totaled $5.4 billion, an increase of $4.0 billion, or 285.7% from $1.4 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the 170.0% increase in mortgage loan originations. The Company sold 99.2% and 70.0% of its mortgage loan originations during the three month period ended March 31, 2001 and 2000, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. These funds are typically borrowed for terms that are less than one year with no prepayment penalty. The Company had $2.0 billion outstanding at March 31, 2001. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $2.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 2001, the Company had outstanding rate-lock commitments to lend $2.5 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $82.0 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2001, the Company had outstanding commitments to sell $1.8 billion of mortgage loans. These commitments will be funded within 90 days. The Company has issued warehouse lines of credit to various mortgage companies totaling $335.7 million, of which $206.7 million was advanced at March 31, 2001. The Company also has other unused commercial and consumer lines of credit totaling $73.9 million at March 31, 2001.

      Capital Resources

At March 31, 2001, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2000.

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

FLAGSTAR BANCORP, INC.

Date: May 10, 2001	/S/ Thomas J. Hammond

Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 11	Computation of Net Earnings Per Share