Form 10-Q
period 2001-06-30
FLAGSTAR BANCORP INC
filed 2001-08-14
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-22353

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098

(Address of principal executive offices)	(Zip Code)

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

Yes       No

      As of August 10, 2001, 18,580,241 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — June 30, 2001 (unaudited) and December 31, 2000.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2001 and 2000.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2001 and 2000.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
	2001	2000

	(unaudited)
Assets

Cash and cash equivalents	$202,334	$76,679

Loans receivable

Mortgage loans available for sale	1,734,071	1,437,799

Loans held for investment	3,499,258	3,809,692

Less: allowance for losses	(30,000)	(25,000)

Loans receivable, net	5,203,329	5,222,491

Federal Home Loan Bank stock	117,700	98,800

Other investments	5,685	4,133

Total earning assets	5,326,714	5,325,424

Accrued interest receivable	42,566	39,075

Repossessed assets	31,302	22,258

Premises and equipment	125,934	106,325

Mortgage servicing rights	110,683	106,425

Other assets	156,070	87,038

Total assets	$5,995,603	$5,763,224

Liabilities and Stockholders’ Equity

Liabilities

Retail deposit accounts	$2,184,373	$1,870,731

Wholesale deposit accounts	1,064,935	1,537,234

Federal Home Loan Bank advances	1,920,000	1,733,345

Long term debt	74,750	74,750

Total interest bearing liabilities	5,244,058	5,216,060

Accrued interest payable	23,308	46,719

Undisbursed payments on loans serviced for others	110,321	67,267

Escrow accounts	108,444	54,852

Liability for checks issued	140,257	48,663

Federal income taxes payable	52,477	62,390

Other liabilities	88,517	70,083

Total liabilities	5,767,382	5,566,394

Stockholders’ Equity

Common stock — $.01 par value,
40,000,000 shares authorized; 13,753,491 and 13,400,423 shares issued; and 12,248,021 and 11,894,953 outstanding at June 30, 2001 and December 31, 2000, respectively	123	119

Additional paid in capital	13,099	5,374

Retained earnings	214,999	191,337

Total stockholders’ equity	228,221	196,830

Total liabilities and stockholders’ equity	$5,995,603	$5,763,224

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

Interest Income

Loans	$104,750	$92,947	$211,277	$167,192

Other	3,814	2,431	9,362	4,122

Total	108,564	95,378	220,639	171,314

Interest Expense

Deposits	50,846	41,873	105,557	75,158

FHLB advances	29,207	26,887	57,761	47,065

Other	4,423	3,232	7,919	6,479

Total	84,476	71,992	171,237	128,702

Net interest income	24,088	23,386	49,402	42,612

Provision for losses	6,011	4,352	11,991	5,918

Net interest income after provision for losses	18,077	19,034	37,411	36,694

Non-Interest Income

Loan administration	(5,776)	4,476	(5,195)	8,920

Net gain on loan sales	48,978	3,345	77,006	5,528

Net gain on sales of mortgage servicing rights	(258)	5,596	1,170	5,916

Other fees and charges	6,663	3,692	11,362	8,499

Total	49,607	17,109	84,343	28,863

Non-Interest Expense

Compensation and benefits	20,044	8,116	41,067	19,523

Occupancy and equipment	10,316	7,076	18,492	13,472

General and administrative	11,916	7,494	19,382	13,143

Total	42,276	22,686	78,941	46,138

Earnings before federal income taxes	25,408	13,457	42,813	19,419

Provision for federal income taxes	9,068	4,840	15,455	7,035

Net Earnings	$16,340	$8,617	$27,358	$12,384

Earnings per share – basic	$0.89	$0.47	$1.51	$0.67

Earnings per share – diluted	$0.83	$0.47	$1.40	$0.67

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,

	2001	2000

Operating Activities

Net earnings	$27,358	$12,384

Adjustments to reconcile net earnings to net cash used in operating activities

Provision for losses	11,991	5,918

Depreciation and amortization	26,962	13,244

Net gain on the sale of assets	(450)	(52)

Net gain on loan sales	(77,006)	(5,528)

Net gain on sales of mortgage servicing rights	(1,170)	(5,916)

Proceeds from sales of loans available for sale	13,202,675	3,471,568

Originations and repurchases of loans available for sale, net of principal repayments	(13,597,337)	(4,369,559)

Decrease in accrued interest receivable	(3,491)	(10,178)

(Decrease) increase in other assets	(69,680)	937

(Decrease) increase in accrued interest payable	(23,411)	10,368

Increase in liability for checks issued	91,594	33,014

Increase (decrease) in current federal income taxes payable	44	(1,990)

Benefit for deferred federal income taxes payable	(9,957)	(1,973)

Increase in other liabilities	18,434	5,768

Net cash used in operating activities	(403,444)	(841,995)

Investing Activities

Purchase of other investments	(1,552)	(2,521)

Originations of loans held for investment, net of principal repayments	457,528	14,425

Purchase of Federal Home Loan Bank stock	(18,900)	(18,950)

Proceeds from the disposition of repossessed assets	12,717	11,261

Acquisitions of premises and equipment	(28,254)	(43,053)

Net proceeds from the disposition of premises and equipment	—	109

Increase in mortgage servicing rights	(226,291)	(64,816)

Proceeds from the sale of mortgage servicing rights	205,534	69,681

Net cash provided by (used in) investing activities	400,782	(33,864)

Financing Activities

Net increase in retail deposit accounts	313,642	290,671

Net (decrease) increase in wholesale deposit accounts	(472,299)	694,940

Net increase in Federal Home Loan Bank advances	186,655	93,000

Net receipt of payments of loans serviced for others	42,694	2,597

Net receipt of escrow payments	53,592	24,432

Stock repurchase program	—	(11,403)

Net proceeds from the exercise of common stock options	7,729	—

Dividends paid to stockholders	(3,696)	(2,491)

Net cash provided by financing activities	128,317	1,091,746

Net increase in cash and cash equivalents	125,655	215,887

Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$202,334	$334,523

Supplemental disclosure of cash flow information:

Loans receivable transferred to repossessed assets	$28,323	$12,948

Total interest payments made on deposits and other borrowings	$194,648	$118,334

Federal income taxes paid	$27,000	$11,000

Loans available for sale transferred to loans held for investment	$175,397	$1,508,391

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

Note 3. Subsequent Events

1.	On June 26, 2000, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001.

2.	On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”.

3.	Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”.

4.	Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios (in thousands, except per share data)

	For the quarter ended		For the six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Return on average assets	1.05%	0.67%	0.88%	0.52%

Return on average equity	29.33%	18.95%	25.62%	13.58%

Efficiency ratio	56.93%	55.22%	58.54%	63.65%

Equity/assets ratio (average for the period)	3.57%	3.54%	3.83%	3.84%

Mortgage loans originated or purchased	$8,192,835	$2,450,551	$13,630,382	$4,413,175

Mortgage loans sold	$7,632,730	$2,040,827	$13,027,731	$3,422,105

Interest rate spread	1.52%	1.83%	1.59%	1.80%

Net interest margin	1.69%	1.96%	1.73%	1.95%

Average common shares outstanding (2)	18,264	18,197	18,140	18,612

Average fully diluted shares outstanding (2)	19,612	18,197	19,562	18,648

Charge-offs to average loans outstanding	0.29%	0.20%	0.26%	0.18%

	June 30, 2001	March 30, 2001	December 31, 2000	June 30, 2000

Equity-to-assets ratio	3.81%	3.30%	3.42%	3.37%

Tangible capital ratio (1)	5.60%	4.95%	5.31%	5.37%

Core capital ratio (1)	5.60%	4.95%	5.32%	5.39%

Risk-based capital ratio (1)	9.67%	9.17%	9.53%	9.89%

Total risk-based capital ratio (1)	10.53%	9.98%	10.30%	10.68%

Book value per share (2)	$12.42	$11.64	$11.03	$10.21

Number of common shares outstanding (2)	18,372	18,080	17,843	18,041

Mortgage loans serviced for others	$7,679,952	$7,637,022	$6,644,482	$8,402,411

Value of mortgage servicing rights	1.44%	1.73%	1.60%	1.49%

Allowance for losses to non performing loans	45.8%	43.2%	39.3%	53.3%

Allowance for losses to total loans	0.58%	0.55%	0.48%	0.53%

Non performing assets to total assets	1.61%	1.40%	1.49%	1.21%

Number of bank branches	63	59	52	40

Number of loan origination centers	55	49	42	38

Number of correspondent offices	15	15	15	15

Number of employees	2,589	2,311	1,894	1,762

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on June 26, 2001 and issued on July 12, 2001.

Results of Operations

Net Earnings

During both the three and six month period ended June 30, 2001, the Company recorded record net earnings from operations due to the interest rate environment prevalent in 2001. The lower and falling interest rates experienced in 2001 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has continued to contribute to the Company’s profitability.

     Three months

Net earnings for the three months ended June 30, 2001 were $16.3 million ($0.83 per share-diluted), a $7.7 million increase from the $8.6 million ($0.47 per share-diluted) reported in 2000. The increase resulted from a $32.5 million increase in other income, a $0.7 million increase in net interest income, which was offset by a $4.3 million increase in the provision for federal income taxes, a $1.6 million increase in the provision for losses, and a $19.6 million increase in operating expenses.

     Six months

Net earnings for the six months ended June 30, 2001 were $27.4 million ( $1.40 per share-diluted ), a $15.0 million increase from the $12.4 million ( $0.67 per share-diluted ) reported in 2000. The increase resulted from a $55.4 million increase in other income, a $6.8 million increase in net interest income, which was offset by a $8.5 million increase in the provision for federal income taxes, a $6.1 million increase in the provision for losses, and a $32.8 million increase in net operating expenses.

Net Interest Income

Three months

Net interest income continues to rise and in this quarter increased $0.7 million, or 3.0%, to $24.1 million for the three months ended June 30, 2001. This level of interest income compares positively to the $23.4 million recorded for the 2000 period. Although there was only a small increase in net interest income, there was a $13.2 million increase in interest revenue. This revenue increase was offset by a $12.5 million increase in interest expense. In this period of lower interest rates the Company’s earning assets have prepaid and repriced at a faster pace than the liabilities used to fund these assets have repriced. So in this period that the Company increased the average earning asset base by over $1.0 billion, the Company only registered a small increase in net interest income. This repricing is shown in the decreased spread reported during the current period when compared to the second quarter of 2000. Assets as a whole repriced down 0.48% while its liability counterpart only repriced down 0.17% on a like period comparison. These decreases were reflected in the large decrease in the Company’s net interest margin of 0.27% to 1.69% for the three months ended June 30, 2001 from 1.96% for the comparable 2000 period.

Six months

Net interest income for the six months ended June 30, 2001 had a more dramatic increase of $6.8 million, or 16.0%, to $49.4 million. This level of interest income compares to $42.6 million recorded during the 2000 period. This increase was due to a $1.4 billion increase in average interest-earning assets between the comparable periods, offset by the $1.4 billion increase in interest-bearing liabilities necessary to fund the growth and the decreasing spread discussed above. The Company’s interest rate spread also decreased for the six months ended June 30, 2001 from 1.80% for the 2000 period to 1.59%. These changes resulted in a net decrease in the Company’s net interest margin of 0.22% to 1.73% for the six months ended June 30, 2001 from 1.95% for the comparable 2000 period.

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

TABLE 1

	Quarter ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands)
Interest-earning assets:

Loans receivable, net	$5,560,505	$104,750	7.54%	$4,657,465	$92,947	7.98%

FHLB stock	113,511	2,299	8.00	98,800	1,971	8.00

Other	122,203	1,515	4.96	32,745	460	5.62

Total interest-earning assets	5,796,219	$108,564	7.49%	4,789,010	$95,378	7.97%

Other assets	454,752			352,277

Total assets	$6,250,971			$5,141,287

Interest-bearing liabilities:

Retail deposits	$2,262,036	$32,283	5.72%	$1,292,765	$17,055	5.86%

Wholesale deposits	1,234,460	18,563	6.03	1,573,258	24,818	6.31

FHLB advances	2,028,154	29,207	5.78	1,686,296	26,887	6.40

Other	217,345	4,423	8.16	149,750	3,232	8.66

Total interest-bearing liabilities	5,741,995	$84,476	5.97%	4,702,069	$71,992	6.14%

Other liabilities	286,114			257,293

Stockholders equity	222,862			181,925

Total liabilities and stockholders equity	$6,250,971			$5,141,287

Net interest-earning assets	$54,224			$86,941

Net interest income		$24,088			$23,386

Interest rate spread			1.52%			1.83%

Net interest margin			1.69%			1.96%

Ratio of average interest-earning assets to interest-bearing liabilities			101%			102%

TABLE 2

AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(in thousands)
Interest-earning assets:

Loans receivable, net	$5,449,827	$211,277	7.75%	$4,276,730	$167,192	7.82%

FHLB stock	109,417	4,377	8.00	89,325	3,563	8.00

Other	194,813	4,985	5.12	20,000	559	5.59

Total interest-earning assets	5,754,057	$220,639	7.67%	4,386,055	$171,314	7.81%

Other assets	459,716			368,772

Total assets	$6,213,773			$4,754,827

Interest-bearing liabilities:

Retail deposits	$2,132,411	$62,523	5.91%	$1,331,728	$35,123	5.72%

Wholesale deposits	1,392,590	43,034	6.23%	1,305,609	40,035	6.13

FHLB advances	1,971,640	57,761	5.91	1,509,736	47,065	6.25

Other	187,234	7,919	8.53	149,187	6,479	8.71

Total interest-bearing liabilities	5,683,875	$171,237	6.08%	4,296,260	$128,702	6.01%

Other liabilities	316,332			276,144

Stockholders equity	213,566			182,423

Total liabilities and Stockholders equity	$6,213,773			$4,754,827

Net interest-earning assets	$70,182			$89,795

Net interest income		$49,402			$42,612

Interest rate spread			1.59%			1.80%

Net interest margin			1.73%			1.95%

Ratio of average interest-earning assets to interest-bearing liabilities			101%			102%

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

TABLE 3

	Quarter ended June 30,

	2001 versus 2000
	Increase (Decrease) due to:

	Rate	Volume	Total

	(in thousands)
Interest Income:

Loans receivable, net	$(6,153)	$17,956	$11,803

FHLB stock	0	328	328

Other	(203)	1,258	1,055

Total	$(6,356)	$19,542	$13,186

Interest Expense:

Retail deposits	$(792)	$16,020	$15,228

Wholesale deposits	(864)	(5,391)	(6,255)

FHLB advances	(3,120)	5,440	2,320

Other	(270)	1,461	1,191

Total	$(5,046)	$17,530	$12,484

Net change in net interest income	$(1,310)	$2,012	$702

TABLE 4

	Six months ended June 30,

	2001 versus 2000
	Increase (Decrease) due to:

	Rate	Volume	Total

	(in thousands)
Interest Income:

Loans receivable, net	$(1,872)	$45,957	$44,085

FHLB stock	0	814	814

Other	(462)	4,888	4,426

Total	$(2,334)	$51,659	$49,325

Interest Expense:

Retail deposits	$6,773	$20,627	$27,400

Wholesale deposits	677	2,322	2,999

FHLB advances	(3,371)	14,067	10,696

Other	(168)	1,608	1,440

Total	$3,911	$38,624	$42,535

Net change in net interest income	$(6,243)	$13,033	$6,790

Provision for Losses

     Three months

The provision for losses was increased to $6.0 million for the three months ended June 30, 2001 from $4.4 million during the same period in 2000. The provision for losses in each period included an increase in the allowance for losses of $2.0 million. Net charge-offs were an annualized 0.29% and 0.20% of average loans outstanding during the three months ended June 30, 2001 and June 30, 2000, respectively.

The allowance was increased in order to set loan loss reserves at a level that would offset the inherent risk associated with the Company’s loan portfolio. The loan portfolio increased 2.6% during the three month period ended June 30, 2001. The Company’s increase in its general reserves constituted an increase of 7.1% and somewhat offset the Company’s increase of 8.4% in non-performing assets during the second quarter. The allowance, which now totals $30.0 million, is 0.58% of loans and 45.79% of non-performing loans.

     Six months

The provision for losses was increased to $12.0 million for the six months ended June 30, 2001 from $5.9 million during the same period in 2000. The provision for losses in the 2001 period included a $5.0 million increase in the allowance for losses of whereas the 2000 period included a $2.0 million increase. Net charge-offs were an annualized 0.26% and 0.18% of average loans outstanding during the six months ended June 30, 2001 and June 30, 2000, respectively.

Non-Interest Income

     Three months

During the three months ended June 30, 2001, non-interest income increased $32.5 million, or 190.1%, to $49.6 million from $17.1 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by a decrease in the net gain on the sales of mortgage servicing rights and net loan administration fees.

     Six months

During the six months ended June 30, 2001, non-interest income increased $55.4 million, or 191.6%, to $84.3 million from $28.9 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by a decrease in the net gain on the sales of mortgage servicing rights and net loan administration fees.

     Loan Administration

     Three months

Net loan administration fee income decreased to a negative $5.8 million during the three months ended June 30, 2001, from $4.5 million in the 2000 period. This $10.3 million decrease was the result of the $9.0 million increase in the amortization of the mortgage servicing rights (“MSR”). This amortization increase was recorded to adjust for the increased prepayment on the underlying mortgage loans serviced for others. Fee income before the amortization of servicing rights decreased only $1.3 million for the three months ended June 30, 2001, to $6.8 million compared to the $8.1 million recorded in the 2000 period. This decrease in gross fee income was the result of the smaller portfolio of serviced loans during the 2001 period.

     Six months

Net loan administration fee income for the six months ended June 30, 2001 decreased to a negative $5.2 million from $8.9 million recorded in the 2000 period. This $14.1 million decrease also was the result of the increased amortization of mortgage servicing rights. MSR amortization equaled $17.7 million during the 2001 period versus $7.4 million during the comparable 2000 period. Gross fee income, before the amortization of serving rights, decreased $3.8 million for the six months ended June 30, 2001 to $12.5 million, from $16.3 million for the comparable 2000 period. This decrease in gross fee income was the result of the smaller portfolio of serviced loans during the 2001 period.

At June 30, 2001, the unpaid principal balance of loans serviced for others was $7.7 billion versus $7.6 billion serviced at March 31, 2001 and $6.6 billion serviced at December 31, 2000. At June 30, 2000, the unpaid principal balance of loans serviced for others was $8.4 billion versus $9.6 billion serviced at March 31, 2000 and $9.5 billion serviced at December 31, 1999. The weighted average servicing fee on loans serviced for others at June 30, 2001 was 0.285% (i.e., 28.5 basis points). The weighted average age of the loans serviced for others at June 30, 2001 was 16 month old.

     Net Gain on Loan Sales

     Three months

For the three months ended June 30, 2001, net gain on loan sales increased $45.7 million, to $49.0 million, from $3.3 million in the 2000 period. The 2001 period reflects the sale of $7.6 billion in loans versus $2.0 billion sold in the 2000 period. The higher interest rate environment in the 2000 period resulted in a smaller mortgage loan origination volume ($8.2 billion in the 2001 period vs. $2.5 billion in the 2000 period) and a smaller or narrower gain on sale spread (64 basis points in the 2001 period versus 16 basis points in the 2000 period) recorded when the loans were sold.

     Six months

For the six months ended June 30, 2001, net gain on loan sales increased $71.5 million, to $77.0 million, from $5.5 million in the comparable 2000 period. The 2001 period includes the sale of $13.0 billion in loans versus $3.4 billion sold in the 2000 period. For the six month period ended June 30, 2001, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (59 basis points in the 2001 period versus 16 basis points in the 2000 period) when the loans were sold.

     Net Gain on the Sale of Mortgage Servicing Rights

     Three months

For the three months ended June 30, 2001, the net gain on the sale of mortgage servicing rights decreased from $5.9 million during the 2000 period to a negative $258,000. The gain on sale of mortgage servicing rights decreased because the Company sold a $1.6 billion seasoned bulk servicing package in the 2000 period and did not have such a sale of seasoned loans in the 2001 period. During 2001, the Company sold $7.2 billion of newly originated servicing rights on a flow basis. The Company recorded a minimal $600,000 gain on these sales. During the 2001 period, prepayments recorded on prior MSR sales required an adjustment of $858,000. During 2000, the Company also sold $1.4 billion of servicing rights on a flow basis for a minimal profit.

     Six months

For the six months ended June 30, 2001, the net gain on the sale of mortgage servicing rights decreased $4.7 million to $1.2 million, from $5.9 million for the same period in 2000. The gain on sale of mortgage servicing rights decreased due to the aforementioned sale of $1.6 billion of seasoned servicing rights in 2000. During 2001, the Company only recorded a minimal gain on a bulk servicing sale of $2.2 billion in mortgage servicing rights. During 2001, the Company sold a total of $9.1 billion in servicing versus the $13.4 billion of mortgage servicing rights originated. In 2000, the Company sold $4.1 billion and originated $3.4 billion in mortgage servicing rights.

     Other Fees and Charges

     Three months

During the three months ended June 30, 2001, the Company recorded $6.7 million in other fees and charges. In the comparable 2000 period, the Company recorded $3.7 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2001 period, the Company originated $48.3 million of commercial loans versus $12.0 million in the comparable 2000 period.

     Six months

During the six months ended June 30, 2001, the Company recorded $11.4 million in other fees and charges. In the comparable 2000 period, the Company recorded $8.5 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2001 period, the Company originated $96.5 million of commercial loans versus $47.9 million in the comparable 2000 period.

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

	Quarter ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(in thousands)
Compensation and benefits	$28,241	$14,615	$52,882	$29,671

Commissions	19,668	6,800	32,655	11,887

Occupancy and equipment	10,316	7,077	18,492	13,473

Advertising	1,248	975	2,476	1,745

Core deposit amortization	323	323	645	645

Federal insurance premium	169	126	339	249

General and administrative	12,908	7,742	21,135	13,840

Total	72,873	37,658	128,624	71,510

Less: capitalized direct costs of loan closings	(30,597)	(14,972)	(49,683)	(25,372)

Total, net	$42,276	$22,686	$78,941	$46,138

Efficiency ratio	56.93%	55.22%	58.54%	63.65%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 23 more facilities at June 30, 2001 than at June 30, 2000.

•	The Company conducted business from 17 more retail loan origination offices at June 30, 2001 than at June 30, 2000.

•	The mortgage banking operation originated $8.2 billion in residential mortgage loans during the 2001 quarter versus $2.5 billion in the comparable 2000 quarter.

•	The Company moved its national headquarters in October 2000. This move consolidated the operations of three leased facilities into one owned facility.

•	The Company employed 2,099 salaried employees at June 30, 2001 versus 1,318 salaried employees at June 30, 2000.

•	The Company employed 92 full-time national account executives at June 30, 2001 versus 84 at June 30, 2000.

•	The Company employed 398 full-time retail loan originators at June 30, 2001 versus 235 at June 30, 2000.

Three months

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $35.2 million, or 93.4%, to $72.9 million during the three months ended June 30, 2001, from $37.7 million for the comparable 2000 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $13.6 million, or 93.2%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $12.9 million, or 189.7%, is the direct result of the increased mortgage loan originations during the period. During the 2001 period commissions were 24 basis points of loan originations versus 28 basis points during the 2000 period.

The majority of the $3.2 million, or 45.1% increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the three months ended June 30, 2001, the Company capitalized direct loan origination costs of $30.6 million, an increase of $15.6 million, or 104.0%, from $15.0 million for the comparable 2000 period. The 2001 deferral equates to a capitalization of $553 per loan versus $813 per loan in the 2000 period.

Six months

During the six months ended June 30, 2001, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $57.1 million, or 79.9%, to $128.6 million, from $71.5 million for the comparable 2000 period. The increased costs are also attributable to the above mentioned changes. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $23.2 million, or 78.1%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $20.8 million, or 174.8%, is the direct result of the increased mortgage loan originations during the period. During the 2001 period commissions were 24 basis points of loan originations versus 27 basis points during the 2000 period.

The majority of the $5.0 million, or 37.0% increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the six months ended June 30, 2001, the Company capitalized direct loan origination costs of $49.7 million, an increase of $24.3 million, or 95.7%, from $25.4 million for the comparable 2000 period. The 2001 deferral equates to a capitalization of $536 per loan versus $755 per loan in the 2000 period.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At June 30, 2001, the Bank operated a network of 63 bank branches. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 55 loan origination centers located primarily in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4

Retail Banking Operations

	At or for the quarter ended June 30,		At or for the six months ended June 30,

	2001	2000	2001	2000

	(In thousands)
Revenues	$20,717	$16,908	$40,601	$34,165

Earnings before taxes	7,861	8,743	16,311	20,125

Identifiable assets	3,582,872	1,745,115	3,582,872	1,745,115

Table 5

Mortgage Banking Operations

	At or for the quarter ended June 30,		At or for the six months ended June 30,

	2001	2000	2001	2000

	(In thousands)
Revenues	$52,978	$23,588	$93,144	$37,311

Earnings before taxes	17,547	4,715	26,502	(705)

Identifiable assets	3,610,695	3,714,240	3,610,695	3,714,240

Financial Condition

Assets

The Company’s assets totaled $6.0 billion at June 30, 2001, an increase of $0.2 billion, or 3.4%, as compared to $5.8 billion at December 31, 2000. This increase was primarily due to an increase in cash and cash equivalents at June 30, 2001 but, encompassed small increases in the majority of asset categories.

     Cash and cash equivalents

Cash and cash equivalents increased from $76.7 million at December 31, 2000 to $202.3 million at June 30, 2001. The cash on hand at June 30, 2001 includes $135.0 million of funds held in an overnight time account at the Federal Home Loan Bank. This excess cash was part of the proceeds received on loan sales consummated at the end of June. These funds were utilized in the mortgage banking operation during July.

     Loans receivable, net

Loans receivable, net at June 30, 2001 was down only $19.2 million from December 31, 2000. Despite this almost identical balance, the components of the totals have changed dramatically.

Mortgage loans available for sale increased $296.3 million, or 20.6%, to $1.7 billion at June 30, 2001, from $1.4 billion at December 31, 2000. This increase is primarily attributable to the record amount of loan production originated during the second quarter. At June 30, 2001, the majority of these loans were originated within the two weeks prior to the end of the quarter.

Loans held for investment decreased $310.4 million, or 8.1%, from $3.8 billion at December 31, 2000 to $3.5 billion at June 30, 2001. This decrease is primarily attributable to the increase in mortgage loan refinances. Despite that $310.4 million decrease, there were substantial increases in most of the non residential mortgage balances. These increases included a $40.9 million increase in second mortgage loans, a $61.5 million increase in commercial real estate loans, a $1.4 million increase in commercial loans, and a $1.6 million increase in consumer loans.

Additionally, the Company had issued lines of credit to its warehouse customers through the commercial loan department totaling $244.3 million at June 30, 2001, up 265.7% from $66.8 million of utilized warehouse lines of credit at December 31, 2000. Approved warehouse lines of credit at June 30, 2001 totaled $406.4 million.

Loans held for investment:	June 30, 2001	December 31, 2000

Single Family Mortgage	$2,668,224	$3,250,850

Second Mortgage	209,824	168,886

Construction	49,700	60,534

Commercial Real Estate	256,167	194,653

Commercial	10,321	8,881

Warehouse	244,347	66,765

Consumer	60,675	59,123

Total	$3,499,258	$3,809,692

     Allowance for losses

The allowance for losses totaled $30.0 million at June 30, 2001, an increase of $5.0 million, or 20.0%, from $25.0 million at December 31, 2000. This increase was recorded to offset the $11.7 million increase in delinquent loans in the Company’s loan portfolio and to offset any further losses in the Company’s $31.3 million REO portfolio.

Additionally, the Company increased these reserves to offset the trend occurring within the Company’s held for investment portfolio. During the three and six months ended June 30, 2001, loan charge-offs have increased $1.7 million, or 70.5%, and $3.1 million, or 78.4%, versus the comparative periods in 2000, respectively.

The allowance for losses as a percentage of non-performing loans was 45.8% and 39.3% at June 30, 2001 and December 31, 2000, respectively. The Company’s non-performing loans totaled $65.5 million and $63.6 million at June 30, 2001 and December 31, 2000, respectively. The allowance for losses as a percentage of total loans, was 0.58% and 0.48% at June 30, 2001 and December 31, 2000, respectively. The increase in the dollar amount of the allowance for losses was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and anticipated loss experience on such types of loans, and current and projected economic conditions. During the six months ended June 30, 2001, non-performing loans increased $1.9 million, or 3.0% and management increased the allowance for losses $5.0 million, creating a 8.0% decrease in net non-performing loans.

     FHLB stock

Holdings of FHLB stock increased from $98.8 million at December 31, 2000 to $117.7 million at June 30, 2001. These increases were made to comply with the member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater. During the quarter ended June 30, 2001, the FHLB advance total reached $1.9 billion creating the need for the increased stock balance.

     Accrued interest receivable

Accrued interest receivable increased from $39.1 million at December 31, 2000 to $42.6 million at June 30, 2001 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets increased from $22.3 million at December 31, 2000 to $31.3 million at June 30, 2001. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

     Mortgage servicing rights

Mortgage servicing rights totaled $110.7 million at June 30, 2001, an increase of $4.3 million, or 4.0%, from $106.4 million reported at December 31, 2000. During the six months ended June 30, 2001, the Company capitalized $226.3 million, amortized $17.7 million, and sold $204.3 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $7.7 billion at June 30, 2001 versus $6.6 billion at December 31, 2000. The capitalized value of the mortgage servicing rights was 1.44% and 1.60% value at June 30, 2001 and December 31, 2000, respectively.

     Other assets

Other assets increased $69.1 million, or 79.4%, to $156.1 million at June 30, 2001, from $87.0 million at December 31, 2000. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the six months ended June 30, 2001. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $0.2 billion, or 3.6%, to $5.8 billion at June 30, 2001, from $5.6 billion at December 31, 2000. This increase was not centered in any individual category but included an increase in most every liability category.

     Retail deposit accounts

Retail deposit accounts increased $0.3 billion, or 15.8%, to $2.2 billion at June 30, 2001, from $1.9 billion at December 31, 2000. This increase reflects the deposit growth strategy being implemented in the Company’s bank branch network. The number of bank branches increased from 52 at December 31, 2000 to 63 at June 30, 2001. At June 30, 2001, the Company’s retail certificates of deposit totaled $1.4 billion, or 63.6% of total retail deposits. These certificates carry an average balance of $20,695 and a weighted average cost of 6.15%. During the third quarter, the Company has $368.0 million of these certificates that carry a rate of 6.35% maturing. The Company expects to renew the majority of these accounts at a rate which is 250 basis points less than the current rate.

     Wholesale deposit accounts

Wholesale deposit accounts decreased $0.4 billion, or 33.3%, to $1.1 billion at June 30, 2001, from $1.5 billion at December 31, 2000. This decrease reflects the Company’s strategy to reduce its reliance on higher costing secondary market certificates of deposit. The Company has emphasized the use of lower costing retail deposits and advances from the FHLB which are more sensitive to the current interest rate environment.

These deposits are made up entirely of certificates of deposit garnered through the secondary market. At June 30, 2001, the portfolio of certificates of deposit had a weighted cost of 5.76%. During the third quarter, the Company has $202.1 million of these certificates which carry a rate of 5.61% maturing. The Company does not expect to renew these accounts.

     FHLB advances

FHLB advances increased $0.2 billion, or 11.8%, to $1.9 billion at June 30, 2001, from $1.7 million at December 31, 2000. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

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

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $43.0 million, or 63.9%, to $110.3 million at June 30, 2001, from $67.3 million at December 31, 2000. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large increase at June 30, 2001 is reflective of the refinance environment currently being experienced by the Company.

     Escrow accounts

Customer escrow accounts increased $53.5 million, or 97.4%, to $108.4 million at June 30, 2001, from $54.9 million at December 31, 2000. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued increased $91.6 million, or 188.1%, to $140.3 million at June 30, 2001, from $48.7 million at December 31, 2000. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline. The large increase at June 2001 is indicative of the large production volumes recorded by the Company during the period.

     Federal income taxes payable

Federal income taxes payable decreased $9.9 million, or 15.9%, to $52.5 million at June 30, 2001, from $62.4 million at December 31, 2000. This decrease is attributable to the payment of taxes during the six months ended June 30, 2001 offset by an increase in the deferred tax liability created through operations.

     Other liabilities

Other liabilities increased $18.4 million, or 26.2%, to $88.5 million at June 30, 2001, from $70.1 million at December 31, 2000. This increase was caused by an increase in accrued liabilities associated with the increased employee count, the large mortgage production volume, and the recently approved dividend.

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

Mortgage loans sold during the three months ended June 30, 2001 totaled $7.6 billion, an increase of $5.6 billion, or 215.4% from $2.0 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the 228.0% increase in mortgage loan originations during the quarter. The Company sold 92.7% and 80.0% of its mortgage loan originations during the three month period ended June 30, 2001 and 2000, respectively.

Mortgage loans sold during the six months ended June 30, 2001 totaled $13.0 billion, and increase of $9.6 billion, or 282.4% from $3.4 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the 209.1% increase in mortgage loan originations. The Company sold 95.6% and 77.3% of its mortgage loan originations during the six month period ended June 30, 2001 and 2000, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $1.9 billion outstanding at June 30, 2001. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $2.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 2001, the Company had outstanding rate-lock commitments to lend $2.8 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $91.6 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2001, the Company had outstanding commitments to sell $2.5 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $245.2 million at June 30, 2001. Such commitments include $162.1 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $244.3 million at June 30, 2001.

     Capital Resources.

At June 30, 2001, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

(a) The 2001 Annual Meeting of Shareholders of the Company was held on May 7, 2001.

(b) Not applicable

(c)

                         (1) The following directors were re-elected for a term of three years:

	Votes

	For	Withheld

Mark T. Hammond	10,260,907	647,328

James D. Isbister	10,833,814	74,421

John R. Kersten	10,835,614	72,621

                         (2) The 2000 Incentive Stock Plan was presented and approved as follows:

Votes

For	Against	Withheld

10,678,530	213,945	15,760

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 11. Computation of Net Earnings per Share

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date:	August 14, 2001	/S/ Thomas J. Hammond

Thomas J. Hammond

Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie

Executive Vice President (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 11.	Computation of Net Earnings per Share