Form 10-Q
period 2001-09-30
FLAGSTAR BANCORP INC
filed 2001-11-13
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

     As of November 9, 2001, 18,956,116 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — September 30, 2001 (unaudited) and December 31, 2000.

Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2001 and 2000.

Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2001 and 2000.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At September 30,	At December 31,
Assets	2001	2000

	(unaudited)
Cash and cash equivalents	$106,663	$76,679
Loans receivable Mortgage loans available for sale	2,153,599	1,437,799
Loans held for investment	3,298,893	3,809,692
Less: allowance for losses	(30,000)	(25,000)

Loans receivable, net	5,422,492	5,222,491
Federal Home Loan Bank stock	125,000	98,800
Other investments	6,739	4,133

Total earning assets	5,554,231	5,325,424
Accrued interest receivable	42,017	39,075
Repossessed assets	33,164	22,258
Premises and equipment	131,997	106,325
Mortgage servicing rights	128,706	106,425
Other assets	110,371	87,038

Total assets	$6,107,149	$5,763,224

Liabilities and Stockholders’ Equity
Liabilities
Retail deposit accounts	$2,201,302	$1,870,731
Wholesale deposit accounts	992,987	1,537,234
Federal Home Loan Bank advances	2,006,000	1,733,345
Long term debt	74,750	74,750

Total interest bearing liabilities	5,275,039	5,216,060
Accrued interest payable	25,927	46,719
Undisbursed payments on loans serviced for others	89,094	67,627
Escrow accounts	111,004	54,852
Liability for checks issued	190,501	48,663
Federal income taxes payable	63,886	62,390
Other liabilities	91,995	70,083

Total liabilities	5,847,446	5,566,394
Stockholders’ Equity
Common stock — $.01 par value,
40,000,000 shares authorized; 20,796,742 and 19,822,985
shares issued; and 18,816,187 and 17,842,430 outstanding
at September 30, 2001 and December 31, 2000, respectively	189	119
Additional paid in capital	23,110	5,374
Retained earnings	236,404	191,337

Total stockholders’ equity	259,703	196,830

Total liabilities and stockholders’ equity	$6,107,149	$5,763,224

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest Income
Loans	$105,937	$101,211	$317,214	$268,403
Other	2,296	3,213	11,658	7,335

Total	108,233	104,424	328,872	275,738
Interest Expense Deposits	43,764	51,002	149,321	126,160
FHLB advances	30,500	25,784	88,261	72,849
Other	4,857	2,998	12,776	9,477

Total	79,121	79,784	250,358	208,486

Net interest income	29,112	24,640	78,514	67,252
Provision for losses	3,086	2,400	15,077	8,318

Net interest income after provision for losses	26,026	22,240	63,437	58,934
Non-Interest Income
Loan administration	(4,244)	3,530	(9,439)	12,450
Net gain on loan sales	48,506	4,170	125,512	9,698
Net gain on sales of mortgage servicing rights	737	5,335	1,907	11,252
Other fees and charges	7,800	4,471	19,162	12,969

Total	52,799	17,506	137,142	46,369
Non-Interest Expense
Compensation and benefits	23,067	9,667	64,134	29,190
Occupancy and equipment	10,944	7,930	29,436	21,402
General and administrative	11,411	8,041	30,793	21,183

Total	45,422	25,638	124,363	71,775

Earnings before federal income taxes	33,403	14,108	76,216	33,528
Provision for federal income taxes	12,000	5,088	27,455	12,124

Net Earnings	$21,403	$9,020	$48,761	$21,404

Earnings per share – basic	$1.15	$0.50	$2.67	$1.17

Earnings per share – diluted	$1.07	$0.47	$2.47	$1.14

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended
	September 30,

	2001	2000

Operating Activities
Net earnings	$48,762	$21,404
Adjustments to reconcile net earnings to net cash used in operating activities Provision for losses	15,077	8,318
Depreciation and amortization	44,247	19,289
Net (gain) loss on the sale of assets	(885)	89
Net gain on loan sales	(125,512)	(11,252)
Net gain on sales of mortgage servicing rights	(1,907)	(9,698)
Proceeds from sales of loans available for sale	21,030,582	5,442,570
Originations and repurchases of loans available for sale, net of principal repayments	(21,874,789)	(6,997,109)
Increase in accrued interest receivable	(2,942)	(11,887)
(Increase) decrease in other assets	(23,981)	15,681
(Decrease) increase in accrued interest payable	(20,792)	25,329
Increase in liability for checks issued	141,838	25,349
Increase (decrease) in current federal income taxes payable	11,453	(10,851)
(Benefit) provision for deferred federal income taxes payable	(9,957)	11,977
Increase (decrease) in other liabilities	21,913	(415)

Net cash used in operating activities	(746,893)	(1,471,206)
Investing Activities
Purchase of other investments	(2,606)	(3,744)
Net principal repayments on loans held for investment	726,723	172,256
Purchase of Federal Home Loan Bank stock	(26,200)	(18,950)
Proceeds from the disposition of repossessed assets	17,871	15,362
Acquisitions of premises and equipment	(40,174)	(58,981)
Net proceeds from the disposition of premises and equipment	344	109
Increase in mortgage servicing rights	(347,848)	(105,977)
Proceeds from the sale of mortgage servicing rights	298,058	136,454

Net cash provided by investing activities	626,168	136,529
Financing Activities
Net increase in retail deposit accounts	330,571	461,024
Net (decrease) increase in wholesale deposit accounts	(544,247)	585,112
Net increase in Federal Home Loan Bank advances	272,655	255,000
Net receipt (disbursement) of payments of loans serviced for others	21,466	(25,136)
Net receipt (disbursement) of escrow payments	56,153	(3,405)
Stock repurchase program	—	(13,069)
Net proceeds from the exercise of common stock options	17,806	—
Dividends paid to stockholders	(3,695)	(3,716)

Net cash provided by financing activities	150,709	1,255,810

Net increase (decrease) in cash and cash equivalents	29,984	(78,867)
Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$106,663	$39,769

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$29,487	$23,161

Total interest payments made on deposits and other borrowings	$226,339	$183,157

Federal income taxes paid	$27,000	$19,500

Loans available for sale transferred to loans held for investment	$229,566	$1,891,704

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

Note 3. Significant Events

1.	On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company have been adjusted accordingly.

2.	On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”.

3.	Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”.

4.	Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the nine months ended

	September	September	September	September
	30, 2001	30, 2000	30, 2001	30, 2000

Return on average assets	1.36%	0.65%	1.04%	0.57%
Return on average equity	35.15%	19.15%	29.07%	15.47%
Efficiency ratio	55.48%	60.06%	57.37%	62.32%
Equity/assets ratio (average for the period)	3.88%	3.41%	3.59%	3.68%
Mortgage loans originated or purchased	$8,332,481	$2,651,880	$21,962,863	$7,065,055
Mortgage loans sold	$7,690,877	$1,942,227	$20,718,608	$5,364,332
Interest rate spread	1.90%	1.84%	1.68%	1.81%
Net interest margin	2.00%	1.92%	1.81%	1.93%
Average common shares outstanding (2)	18,581	17,883	18,289	18,368
Average fully diluted shares outstanding (2)	20,000	19,001	19,710	18,767
Charge-offs to average loans outstanding	0.22%	0.19%	0.24%	0.19%

	September	June 30,	December 31,	September
	30, 2001	2001	2000	30, 2000

Equity-to-assets ratio	4.25%	3.81%	3.42%	3.38%
Tangible capital ratio (1)	5.93%	5.60%	5.31%	5.31%
Core capital ratio (1)	5.93%	5.60%	5.32%	5.32%
Risk-based capital ratio (1)	10.19%	9.67%	9.53%	9.65%
Total risk-based capital ratio (1)	11.03%	10.53%	10.30%	10.45%
Book value per share (2)	$13.80	$12.42	$11.03	$10.67
Number of common shares outstanding (2)	18,816	18,372	17,843	17,829
Mortgage loans serviced for others	$9,784,848	$7,679,952	$6,644,482	$6,431,943
Value of mortgage servicing rights	1.32%	1.44%	1.60%	1.59%
Allowance for losses to non performing loans	38.2%	45.8%	39.3%	50.0%
Allowance for losses to total loans	0.55%	0.58%	0.48%	0.48%
Non performing assets to total assets	1.83%	1.61%	1.49%	1.30%
Number of bank branches	68	63	52	48
Number of loan origination centers	59	55	42	38
Number of correspondent offices	15	15	15	15
Number of employees	2,641	2,589	1,894	1,923

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on June 26, 2001 and issued on July 12, 2001.

Results of Operations

Net Earnings

During both the three and nine month period ended September 30, 2001, the Company recorded record net earnings from operations due to the interest rate environment prevalent in 2001. The lower and falling interest rates experienced in 2001 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has benefited from the widening yield curve and the repricing of higher cost deposits.

     Three months

Net earnings for the three months ended September 30, 2001 were $21.4 million ($1.07 per share-diluted), a $12.4 million increase from the $9.0 million ($0.47 per share-diluted) reported in 2000. The increase resulted from a $35.3 million increase in other income and a $4.5 million increase in net interest income, which was offset by a $6.9 million increase in the provision for federal income taxes, a $0.7 million increase in the provision for losses, and a $19.8 million increase in operating expenses.

     Nine months

Net earnings for the nine months ended September 30, 2001 were $48.8 million ($2.47 per share-diluted), a $27.4 million increase from the $21.4 million ($1.14 per share-diluted) reported in 2000. The increase resulted from a $90.7 million increase in other income, a $11.2 million increase in net interest income, which was offset by a $15.4 million increase in the provision for federal income taxes, a $6.8 million increase in the provision for losses, and a $52.6 million increase in net operating expenses.

Net Interest Income

     Three months

Net interest income continues to rise and in this quarter increased $4.5 million, or 18.3%, to $29.1 million for the three months ended September 30, 2001. This level of interest income compares positively to the $24.6 million recorded for the 2000 period. This large percentage increase net interest income was created by a $3.8 million increase in interest revenue and a $0.7 decrease in interest expense. For the first six months of this year, the Company’s earning assets have prepaid and repriced at a faster pace than the liabilities used to fund these assets. During the third quarter this trend was reversed. So in this period that the Company increased the average earning asset base by over $685 million, the Company only registered a small increase in net interest income. The Company was also required to raise liabilities over $700 million to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a substantially discounted rate compared to the liabilities used in the 2000 period.

These pricing adjustments are best shown by the increased spread reported during the current period when compared to the third quarter of 2000. Assets as a whole repriced down 0.64% while the liabilities repriced down 0.70% on a like period comparison. These decreases were reflected in the increase in the Company’s net interest margin of 0.08% to 2.00% for the three months ended September 30, 2001 from 1.92% for the comparable 2000 period.

On a sequential quarter basis, the Company reported a 0.38% increase in the interest rate spread and 0.31% increase in the interest margin. These dramatic changes were the result of the large decrease in short term rates experienced during the quarter. The Company reported a $5.0 million, 20.7% increase in net interest income during the period versus the second quarter of 2001.

     Nine months

Net interest income for the nine months ended September 30, 2001 had an increase of $11.2 million, or 16.6%, to $78.5 million. This level of interest income compares to $67.3 million recorded during the 2000 period. This increase was due to a $1.2 billion increase in average interest-earning assets between the comparable periods, offset by the $1.1 billion increase in interest-bearing liabilities necessary to fund the growth and a decreased spread achieved during the nine month comparable periods. The spread decreased 0.13% and the interest margin decreased 0.12% from the comparable third quarter in 2000.

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

TABLE 1

	Quarter ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			( in thousands )
Interest-earning assets:
Loans receivable, net	$5,656,520	$105,937	7.49%	$4,930,794	$101,211	8.14%
FHLB stock	122,667	2,237	7.24	98,800	2,111	8.50
Other	1,856	59	3.02	82,156	1,102	5.32

Total interest-earning assets	5,781,043	$108,233	7.49%	5,111,750	$104,424	8.13%
Other assets	498,779			417,332

Total assets	$6,279,822			$5,529,082

Interest-bearing liabilities:
Retail deposits	$2,196,995	$29,198	5.29%	$1,704,116	$24,711	5.75%
Wholesale deposits	1,027,860	14,566	5.64	1,612,096	26,291	6.47
FHLB advances	2,164,280	30,500	5.61	1,578,929	25,784	6.48
Other	238,525	4,857	8.10	137,561	2,998	8.65

Total interest-bearing liabilities	5,627,660	$79,121	5.59%	5,032,701	$79,784	6.29%
Other liabilities	408,616			307,938
Stockholders equity	243,546			188,443

Total liabilities and stockholders equity	$6,279,822			$5,529,082

Net interest-earning assets	$153,383			$79,049

Net interest income		$29,112			$24,640

Interest rate spread			1.90%			1.84%

Net interest margin			2.00%			1.92%

Ratio of average interest- earning assets to interest-bearing liabilities			103%			102%

TABLE 2

AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands )
Interest-earning assets:
Loans receivable, net	$5,539,118	$317,214	7.64%	$4,511,952	$268,403	7.93%
FHLB stock	114,265	6,436	8.00	92,832	5,674	8.16
Other	130,735	5,222	5.25	40,943	1,661	5.41

Total interest-earning assets	5,784,118	$328,872	7.58%	4,645,727	$275,738	7.92%
Other assets	452,870			368,377

Total assets	$6,236,988			$5,014,104

Interest-bearing liabilities:
Retail deposits	$2,153,185	$91,721	5.69%	$1,467,134	$59,834	5.45%
Wholesale deposits	1,271,013	57,600	6.05%	1,407,771	66,326	6.30
FHLB advances	2,037,214	88,261	5.79	1,538,479	72,849	6.33
Other	204,335	12,776	8.35	145,828	9,477	8.68

Total interest-bearing liabilities	5,665,747	$250,358	5.90%	4,559,212	$208,486	6.11%
Other liabilities	347,552			270,439
Stockholders equity	223,689			184,453

Total liabilities and Stockholders equity	$6,236,988			$5,014,104

Net interest-earning assets	$118,372			$86,515

Net interest income		$78,514			$67,252

Interest rate spread			1.68%			1.81%

Net interest margin			1.81%			1.93%

Ratio of average interest- earning assets to interest-bearing liabilities			102%			102%

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

TABLE 3

	Quarter ended September 30,

	2001 versus 2000
	Increase (Decrease) due to:

	Rate	Volume	Total

	(in thousands)
Interest Income:
Loans receivable, net	$(9,173)	$13,899	$4,726
FHLB stock	(388)	514	126
Other	(11)	(1,032)	(1,043)

Total	$(9,572)	$13,381	$3,809
Interest Expense:
Retail deposits	$(2,559)	$7,046	$4,487
Wholesale deposits	(2,140)	(9,585)	(11,725)
FHLB advances	(4,727)	9,443	4,716
Other	(327)	2,186	1,859

Total	$(9,753)	$9,090	$(663)

Net change in net interest income	$182	$4,290	$4,472

TABLE 4

	Nine months ended September 30,

	2001 versus 2000
	Increase (Decrease) due to:

	Rate	Volume	Total

	(in thousands)
Interest Income:
Loans receivable, net	$(12,225)	$61,036	$48,811
FHLB stock	(137)	899	762
Other	(159)	3,720	3,561

Total	$(12,521)	$65,655	$53,134
Interest Expense:
Retail deposits	$3,834	$28,053	$31,887
Wholesale deposits	(2,342)	(6,384)	(8,726)
FHLB advances	(8,295)	23,707	15,412
Other	(503)	3,802	3,299

Total	$(7,306)	$49,178	$41,872

Net change in net interest income	$(5,215)	$16,477	$11,262

Provision for Losses

     Three months

The provision for losses was increased to $3.1 million for the three months ended September 30, 2001 from $2.4 million during the same period in 2000. The provision for losses in each period included only charge-offs recorded during the respective period. Net charge-offs were an annualized 0.22% and 0.19% of average loans outstanding during the three months ended September 30, 2001 and September 30, 2000, respectively.

The current allowance was not increased during the three months ended September 30, 2001. It is management’s belief that the current reserves are adequate to offset the inherent risk associated with the Company’s loan portfolio. The held for investment loan portfolio decreased 5.7% during the three month period ended September 30, 2001. The allowance, which totals $30.0 million, is 0.55% of total loans and 38.2% of non-performing loans.

     Nine months

The provision for losses was $15.1 million for the nine months ended September 30, 2001 compared with $8.3 million during the same period in 2000. The provision for losses in the 2001 period included a $5.0 million increase in the allowance for losses of whereas the 2000 period included a $2.0 million increase. Net charge-offs were an annualized 0.24% and 0.19% of average loans outstanding during the nine months ended September 30, 2001 and September 30, 2000, respectively.

Non-Interest Income

     Three months

During the three months ended September 30, 2001, non-interest income increased $35.3 million to $52.8 million from $17.5 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by a decrease in the net gain on the sales of mortgage servicing rights and net loan administration fees.

     Nine months

During the nine months ended September 30, 2001, non-interest income increased $90.7 million to $137.1 million from $46.4 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by a decrease in the net gain on the sales of mortgage servicing rights and net loan administration fees.

     Loan Administration

     Three months

Net loan administration fee income decreased to a negative $4.2 million during the three months ended September 30, 2001, from $3.5 million in the 2000 period. This $7.7 million decrease was the result of the $8.9 million increase in the amortization of the mortgage servicing rights (“MSR”). This amortization increase was recorded to adjust for the increased prepayment on the underlying mortgage loans serviced for others. Fee income before the amortization of servicing rights actually increased $1.1 million for the three months ended September 30, 2001, to $7.5 million compared to the $6.4 million recorded in the 2000 period. This increase in the gross fee income was the result of a larger portfolio of serviced loans during the 2001 period.

     Nine months

Net loan administration fee income for the nine months ended September 30, 2001 decreased to a negative $9.4 million from $12.5 million recorded in the 2000 period. This $21.9 million decrease also was the result of the increased amortization of mortgage servicing rights. MSR amortization equaled $29.4 million during the 2001 period versus $10.2 million during the comparable 2000 period. Gross fee income, before the amortization of serving rights, decreased $2.7 million for the nine months ended September 30, 2001 to $20.0 million, from $22.7 million for the comparable 2000 period. This decrease in gross fee income was the result of the smaller portfolio of serviced loans during the 2001 period.

At September 30, 2001, the unpaid principal balance of loans serviced for others is $9.8 billion versus $7.7 billion serviced at June 30, 2001, and $6.6 billion serviced at December 31, 2000. At September 30, 2000, the unpaid principal balance of loans serviced for others was $6.4 billion versus $8.4 billion serviced at June 30, 2000 and $9.5 billion serviced at December 31, 1999. The weighted average servicing fee on loans serviced for others at September 30, 2001 was 0.286% (i.e., 28.6 basis points). The weighted average age of the loans serviced for others portfolio at September 30, 2001 was 13 months old.

     Net Gain on Loan Sales

     Three months

For the three months ended September 30, 2001, net gain on loan sales increased $44.3 million, to $48.5 million, from $4.2 million in the 2000 period. The 2001 period reflects the sale of $7.7 billion in loans versus $2.2 billion sold in the 2000 period. The higher interest rate environment in the 2000 period resulted in a smaller mortgage loan origination volume ($8.3 billion in the 2001 period vs. $2.7 billion in the 2000 period) and a smaller or narrower gain on sale spread (63 basis points in the 2001 period versus 19 basis points in the 2000 period) recorded when the loans were sold.

     Nine months

For the nine months ended September 30, 2001, net gain on loan sales increased $115.8 million, to $125.5 million, from $9.7 million in the 2000 period. The 2001 period reflects the sale of $20.7 billion in loans versus $5.4 billion sold in the 2000 period. For the nine month period ended September 30, 2001, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (61 basis points in the 2001 period versus 18 basis points in the 2000 period) when the loans were sold.

     Net Gain on the Sale of Mortgage Servicing Rights

     Three months

For the three months ended September 30, 2001, the net gain on the sale of mortgage servicing rights decreased from $5.3 million during the 2000 period to $737,000. The gain on sale of mortgage servicing rights decreased because the Company sold a $2.0 billion seasoned bulk servicing package in the 2000 period and did not have such a sale of seasoned loans in the 2001 period. During 2001, the Company sold $5.1 billion of newly originated servicing rights on a flow basis. During 2000, the Company also sold $1.7 billion of servicing rights on a flow basis for a minimal profit.

     Nine months

For the nine months ended September 30, 2001, the net gain on the sale of mortgage servicing rights decreased $9.4 million to $1.9 million, from $11.3 million for the same period in 2000. The gain on sale of mortgage servicing rights decreased due to the sale of $3.6 billion of seasoned servicing rights in 2000. During 2001, the Company only recorded a minimal gain on a bulk servicing sale of $2.2 billion in mortgage servicing rights. During 2001, the Company sold a total of $16.4 billion in servicing versus the $20.7 billion of mortgage servicing rights originated. In 2000, the Company sold $7.8 billion and originated $5.4 billion in mortgage servicing rights.

     Other Fees and Charges

     Three months

During the three months ended September 30, 2001, the Company recorded $7.8 million in other fees and charges. In the comparable 2000 period, the Company recorded $4.5 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2001 period, the Company originated $30.2 million of commercial loans versus $3.3 million in the comparable 2000 period.

     Nine months

During the nine months ended September 30, 2001, the Company recorded $19.2 million in other fees and charges. In the comparable 2000 period, the Company recorded $13.0 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2001 period, the Company originated $126.7 million of commercial loans versus $51.2 million in the comparable 2000 period.

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

			Nine months ended
	Quarter ended September 30,		September 30,

	2001	2000	2001	2000

		( in thousands )
Compensation and benefits	$31,866	$16,288	$84,748	$45,959
Commissions	21,189	7,669	53,844	19,556
Occupancy and equipment	10,944	7,929	29,436	21,402
Advertising	947	1,440	3,423	3,185
Core deposit amortization	—	323	645	968
Federal insurance premium	482	147	821	396
General and administrative	11,419	8,392	32,554	22,231

Total	76,847	42,188	205,471	113,697
Less: capitalized direct costs of loan closings	(31,425)	(16,550)	(81,108)	(41,922)

Total, net	$45,422	$25,638	$124,363	$71,775

Efficiency ratio	55.48%	60.06%	57.37%	62.32%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 20 more facilities at September 30, 2001 than at September 30, 2000.

•	The Company conducted business from 21 more retail loan origination offices at September 30, 2001 than at September 30, 2000.

•	The mortgage banking operation originated $8.3 billion in residential mortgage loans during the 2001 quarter versus $2.7 billion in the comparable 2000 quarter.

•	The Company moved its national headquarters in October 2000. This move consolidated the operations of three leased facilities into one owned facility.

•	The Company employed 2,113 salaried employees at September 30, 2001 versus 1,418 salaried employees at September 30, 2000.

•	The Company employed 95 full-time national account executives at September 30, 2001 versus 90 at September 30, 2000.

•	The Company employed 433 full-time retail loan originators at September 30, 2001 versus 257 at September 30, 2000.

Three months

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $34.6 million to $76.8 million during the three months ended September 30, 2001, from $42.2 million for the comparable 2000 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $15.6 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $13.5 million is the direct result of the increased mortgage loan originations during the period. During the 2001 period commissions were 25 basis points of loan originations versus 29 basis points during the 2000 period.

The majority of the $3.0 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the three months ended September 30, 2001, the Company capitalized direct loan origination costs of $31.4 million, an increase of $14.8 million from $16.6 million for the comparable 2000 period. The 2001 deferral equates to a capitalization of $566 per loan versus $826 per loan in the 2000 period.

Nine months

During the nine months ended September 30, 2001, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $91.8 million to $205.5 million, from $113.7 million for the comparable 2000 period. The increased costs are also attributable to the above mentioned changes. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $38.7 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $34.2 million is the direct result of the increased mortgage loan originations during the period. During the 2001 period commissions were 25 basis points of loan originations versus 28 basis points during the 2000 period.

The majority of the $8.0 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the nine months ended September 30, 2001, the Company capitalized direct loan origination costs of $81.1 million, an increase of $39.2 million, from $41.9 million for the comparable 2000 period. The 2001 deferral equates to a capitalization of $547 per loan versus $782 per loan in the 2000 period.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At September 30, 2001, the Bank operated a network of 68 banking centers. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 59 loan origination centers located primarily in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4

Retail Banking Operations

	At or for the quarter ended		At or for the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

		( In thousands )
Revenues	$26,033	$18,124	$66,865	$52,993
Earnings before taxes	13,282	9,979	29,825	30,104
Identifiable assets	3,399,840	3,366,924	3,399,840	3,366,924

Table 5

Mortgage Banking Operations

	At or for the quarter ended		At or for the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

		( In thousands )
Revenues	$55,878	$24,021	$148,791	$60,628
Earnings before taxes	20,122	4,129	46,392	3,424
Identifiable assets	3,674,727	2,271,718	3,674,727	2,271,718

Financial Condition

Assets

The Company’s assets totaled $6.1 billion at September 30, 2001, an increase of $0.3 billion, or 5.2%, as compared to $5.8 billion at December 31, 2000. This increase was primarily due to an increase in earning assets at September 30, 2001 but, encompassed increases in the majority of asset categories.

     Cash and cash equivalents

Cash and cash equivalents increased from $76.7 million at December 31, 2000 to $106.7 million at September 30, 2001.

     Loans receivable, net

Loans receivable, net at September 30, 2001 was up $0.2 million from December 31, 2000. The September increase included a $715.8 million increase in mortgage loans held for sale, a $148.8 million increase in warehouse loans, a $91.7 increase in commercial real estate loans, and a 60.4 million increase in second mortgage loans, offset by an $808.0 decrease in mortgage loans held for investment.

Mortgage loans available for sale increased $715.8 million, or 49.8%, to $2.2 billion at September 30, 2001, from $1.4 billion at December 31, 2000. This increase is primarily attributable to the record amount of loan production originated during the third quarter. At September 30, 2001, the majority of these loans were originated within the two weeks prior to the end of the quarter.

Loans held for investment decreased $510.8 million, or 13.4%, from $3.8 billion at December 31, 2000 to $3.3 billion at September 30, 2001. This decrease is primarily attributable to the increase in mortgage loan refinances. Despite that $510.8 million decrease, there were substantial increases in most of the non residential mortgage balances. These increases included a $60.4 million increase in second mortgage loans, a $91.7 million increase in commercial real estate loans, a $1.4 million increase in commercial loans, and a $4.8 million increase in consumer loans.

Additionally, the Company had issued lines of credit to its warehouse customers through the commercial loan department totaling $215.6 million at September 30, 2001, up 222.8% from $66.8 million of utilized warehouse lines of credit at December 31, 2000. Approved warehouse lines of credit at September 30, 2001 totaled $491.9 million.

Loans held for investment:	September 30, 2001	June 30, 2001	December 31, 2000	September 30, 2000

Single Family Mortgage	$2,442,943	$2,668,224	$3,250,850	$2,798,714
Second Mortgage	229,261	209,824	168,886	134,644
Construction	50,429	49,700	60,534	56,373
Commercial Real Estate	286,445	256,167	194,653	185,712
Commercial	10,318	10,321	8,881	9,408
Warehouse	215,620	244,347	66,765	57,779
Consumer	63,877	60,675	59,123	56,961

Total	$3,298,893	$3,499,258	$3,809,692	$3,299,591

     Allowance for losses

The allowance for losses totaled $30.0 million at September 30, 2001, an increase of $5.0 million, or 20.0%, from $25.0 million at December 31, 2000. This increase was recorded because of the $14.9 million, or 23.4%, increase in delinquent loans, the increased charge-offs of $3.8 million (60.3%), and the continued trend of economic uncertainty.

The allowance for losses as a percentage of non-performing loans was 38.2% and 39.3% at September 30, 2001 and December 31, 2000, respectively. The Company’s non-performing loans totaled $78.5 million and $63.6 million at September 30, 2001 and December 31, 2000, respectively. The allowance for losses as a percentage of total loans, was 0.55% and 0.48% at September 30, 2001 and December 31, 2000, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic condition.

     FHLB stock

Holdings of FHLB stock increased from $98.8 million at December 31, 2000 to $125.0 million at September 30, 2001. These increases were made to comply with the member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater. During the quarter ended September 30, 2001, the FHLB advance total reached $2.3 billion creating the need for the increased stock balance.

     Accrued interest receivable

Accrued interest receivable increased from $39.1 million at December 31, 2000 to $42.0 million at September 30, 2001 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets increased from $22.3 million at December 31, 2000 to $33.2 million at September 30, 2001. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

     Mortgage servicing rights

Mortgage servicing rights totaled $128.7 million at September 30, 2001, an increase of $22.3 million, or 21.0%, from $106.4 million reported at December 31, 2000. During the nine months ended September 30, 2001, the Company capitalized $347.8 million, amortized $32.4 million, and sold $293.1 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $9.8 billion at September 30, 2001 versus $6.6 billion at December 31, 2000. The capitalized value of the mortgage servicing rights was 1.32% and 1.60% at September 30, 2001 and December 31, 2000, respectively.

     Activity of Mortgage Loans Serviced for Others( in thousands):

	Three months ended	Three months ended
	September 30, 2001	September 30, 2000

Beginning balance	$7,679,952	$8,402,411
Loans sold	7,690,877	1,942,227

Subtotal	15,370,829	10,344,638
Loans sold servicing released	118,452	9,326
Servicing sold (flow basis)	5,118,225	1,671,913
Servicing sold (bulk basis)		2,039,734

Subtotal	5,236,677	3,720,973
Amortization	349,304	191,722

Ending balance	$9,784,848	$6,431,943

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000

Beginning balance	$6,644,482	$9,519,926
Loans sold	20,718,608	5,364,332

Subtotal	27,363,090	14,884,258
Loans sold servicing released	295,455	14,173
Servicing sold (flow basis)	14,267,918	3,878,754
Servicing sold (bulk basis)	2,162,097	3,641,238

Subtotal	16,725,470	7,534,165
Amortization	862,772	918,130

Ending balance	$9,784,848	$6,431,943

Other assets

Other assets increased $23.4 million, or 26.9%, to $110.4 million at September 30, 2001, from $87.0 million at December 31, 2000. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the nine months ended September 30, 2001. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $0.2 billion, or 3.6%, to $5.8 billion at September 30, 2001, from $5.6 billion at December 31, 2000. The majority of this increase was found in the liability for checks issued and increased amount of escrow accounts serviced by the Company.

     Retail deposit accounts

Retail deposit accounts increased $0.3 billion, or 15.8%, to $2.2 billion at September 30, 2001, from $1.9 billion at December 31, 2000. This increase reflects the deposit growth strategy being implemented in the Company’s banking center network. The number of banking centers increased from 52 at December 31, 2000 to 68 at September 30, 2001. At September 30, 2001, the Company’s retail certificates of deposit totaled $1.3 billion, or 58.0% of total retail deposits. These certificates carry an average balance of $20,679 and a weighted average cost of 5.65%. During the fourth quarter, the Company has $374.0 million of these certificates that carry a rate of 6.26% maturing. The Company expects to renew the majority of these accounts at a rate which is 250 basis points less than the current rate.

     Retail deposits

	September 30, 2001			December 31, 2000

	Balance	Rate	%	Balance	Rate	%

DDA:
Non-interest bearing	$12,922	0.06%	0.59%	$9,209	0.01%	0.49%
Interest bearing	7,452	2.53	0.34	6,852	2.04	0.37
Interest bearing (tiered)	193,948	4.44	8.80	99,315	4.59	5.31
Business	43,067	0.12	1.96	43,292	0.15	2.31

Total	257,389	3.37	11.69	156,668	3.00	8.48

Savings:
Statement	21,827	3.38	0.99	14,226	3.02	0.76
Statement plus	646,297	4.57	29.36	325,885	5.33	17.42

Total	668,124	4.54	30.35	340,111	5.24	18.18

Certificates of deposits	1,275,789	5.65	57.96	1,371,952	6.67	73.34

Total retail deposits	$2,201,302	5.04%	100.00%	$1,870,731	6.09%	100.00%

     Wholesale deposit accounts

Wholesale deposit accounts decreased $0.5 billion, or 33.3%, to $1.0 billion at September 30, 2001, from $1.5 billion at December 31, 2000. This decrease reflects the Company’s strategy to reduce its reliance on higher costing secondary market certificates of deposit. The Company has emphasized the use of lower costing retail deposits and advances from the FHLB which are more sensitive to the current interest rate environment.

These deposits are made up entirely of certificates of deposit garnered through the secondary market. At September 30, 2001, the portfolio of certificates of deposit had a weighted cost of 5.56%. During the fourth quarter, the Company has $324.0 million of these certificates which carry a rate of 5.45% maturing. The Company does not expect to renew these accounts.

     FHLB advances

FHLB advances increased $0.3 billion, or 17.6%, to $2.0 billion at September 30, 2001, from $1.7 million at December 31, 2000. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

     Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in an initial public offering. The securities were issued by the Company’s subsidiary, Flagstar Trust, a Delaware trust. The preferred securities mature in 30 years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from the offering were contributed to Flagstar Bank as additional paid in capital and are included as regulatory capital.

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $21.8 million, or 32.4%, to $89.1 million at September 30, 2001, from $67.3 million at December 31, 2000. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large increase at September 30, 2001 is reflective of the refinance environment currently being experienced by the Company.

     Escrow accounts

Customer escrow accounts increased $56.1 million, or 102.2%, to $111.0 million at September 30, 2001, from $54.9 million at December 31, 2000. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued increased $141.8 million, or 291.2%, to $190.5 million at September 30, 2001, from $48.7 million at December 31, 2000. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline. The large increase at September 2001 is indicative of the large production volumes recorded by the Company during the period.

     Federal income taxes payable

Federal income taxes payable increased $1.5 million, or 2.4%, to $63.9 million at September 30, 2001, from $62.4 million at December 31, 2000. This increase is attributable to the increase in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis and a federal income tax basis.

     Other liabilities

Other liabilities increased $21.9 million, or 31.2%, to $92.0 million at September 30, 2001, from $70.1 million at December 31, 2000. This increase was caused by an increase in accrued liabilities associated with the increased employee count and the large mortgage production volume.

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

Mortgage loans sold during the three months ended September 30, 2001 totaled $7.7 billion, an increase of $5.8 billion from the $1.9 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the $5.6 billion increase in mortgage loan originations during the quarter. The Company sold 92.8% and 70.4% of its mortgage loan originations during the three month periods ended September 30, 2001 and 2000, respectively.

Mortgage loans sold during the nine months ended September 30, 2001 totaled $20.7 billion, and increase of $15.3 billion from the $5.4 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the $15.0 billion increase in mortgage loan originations. The Company sold 94.1% and 76.1% of its mortgage loan originations during the nine month periods ended September 30, 2001 and 2000, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.0 billion outstanding at September 30, 2001. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $2.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 2001, the Company had outstanding rate-lock commitments to lend $4.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $76.5 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2001, the Company had outstanding commitments to sell $3.3 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $374.3 million at September 30, 2001. Such commitments include $269.1 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $215.6 million at September 30, 2001.

     Capital Resources.

At September 30, 2001, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

FLAGSTAR BANCORP, INC.

Date:	November 13, 2001	/S/ Thomas J. Hammond

Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Vice President
(Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

11	Completion of Net Earnings per Share