Form 10-Q/A
period 2001-03-31
FLAGSTAR BANCORP INC
filed 2002-03-26
CIK 1033012

Amendment Number 1
to

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

     As of May 10, 2001, 18,281,954 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — March 31, 2001 (unaudited) and December 31, 2000.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
	2001	2000

Assets	(unaudited)
Cash and cash equivalents	$750,742	$76,679
Loans receivable
Mortgage loans available for sale	1,301,346	1,437,799
Loans held for investment	3,798,631	3,809,692
Less: allowance for losses	(28,000)	(25,000)

Loans receivable, net	5,071,977	5,222,491
Federal Home Loan Bank stock	108,750	98,800
Other investments	5,052	4,133

Total earning assets	5,185,779	5,325,424
Accrued interest receivable	48,402	39,075
Repossessed assets	24,500	22,258
Premises and equipment	114,867	106,325
Mortgage servicing rights	132,300	106,425
Other assets	114,944	87,038

Total assets	$6,371,534	$5,763,224

Liabilities and Stockholders’ Equity
Liabilities
Retail deposit accounts	$2,121,802	$1,870,731
Wholesale deposit accounts	1,526,333	1,537,234
Federal Home Loan Bank advances	1,995,000	1,733,345
Junior subordinated debentures	74,750	74,750

Total interest bearing liabilities	5,717,885	5,216,060
Accrued interest payable	44,027	46,719
Undisbursed payments on Loans serviced for others	160,157	67,267
Escrow accounts	74,930	54,852
Liability for checks issued	48,342	48,663
Federal income taxes payable	41,777	62,390
Other liabilities	74,015	70,083

Total liabilities	6,161,133	5,566,394
Stockholders’ Equity
Common stock — $.01 par value, 40,000,000 shares Authorized, 20,809,772 and 20,572,985 shares issued and 18,079,217 and 17,842,430 shares outstanding at March 31, 2001 and December 31, 2000, respectively	181	179
Additional paid in capital	8,185	5,314
Retained earnings	202,035	191,337

Total stockholders’ equity	210,401	196,830

Total liabilities and stockholders’ equity	$6,371,534	$5,763,224

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands)

	For the three months ended March 31,

	2001	2000

Interest Income
Loans	$106,527	$74,245
Other	5,548	1,691

Total	112,075	75,936
Interest Expense
Deposits	54,711	33,285
FHLB advances	28,554	20,178
Other	3,496	3,247

Total	86,761	56,710

Net interest income	25,314	19,226
Provision for losses	5,980	1,566

Net interest income after provision for losses	19,334	17,660
Non-Interest Income
Loan administration	581	4,444
Net gain on loan sales	28,028	2,183
Net gain on sales of mortgage servicing rights	1,428	320
Other fees and charges	4,699	4,807

Total	34,736	11,754
Non-Interest Expense
Compensation and benefits	19,670	11,407
Occupancy and equipment	8,176	6,396
General and administrative	7,466	5,649

Total	35,312	23,452

Earnings before federal income taxes	18,758	5,962
Provision for federal income taxes	6,861	2,195

Net Earnings	$11,897	$3,767

Earnings per share — basic	$0.67	$0.20

Earnings per share — diluted	$0.62	$0.20

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended
	March 31,

	2001	2000

Operating Activities
Net earnings	$11,897	$3,767
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	5,980	1,566
Depreciation and amortization	9,092	6,446
Net (gain) loss on the sale of assets	(140)	241
Net gain on loan sales	(28,028)	(2,183)
Net gain on sales of mortgage servicing rights	(1,428)	(320)
Proceeds from sales of loans available for sale	5,486,308	1,405,103
Originations and repurchases of loans available for sale, net of principal repayments	(5,435,516)	(2,118,943)
Increase in accrued interest receivable	(9,328)	(2,222)
(Increase) decrease in other assets	(28,229)	14,589
(Decrease) increase in accrued interest payable	(2,692)	2,441
(Decrease) increase in the liability for checks issued	(321)	17,707
Decrease in current federal income taxes payable	(10,656)	(6,831)
Benefit of deferred federal income taxes payable	(9,957)	(1,973)
Increase (decrease) in other liabilities	3,933	(1,317)

Net cash used in operating activities	(9,085)	(681,929)
Investing Activities
Purchase of other investments	(919)	(1,970)
Origination of loans held for investment, net of principal repayments	114,003	163,063
Purchase of Federal Home Loan Bank Stock	(9,950)	—
Proceeds from the disposition of repossessed assets	5,665	6,531
Acquisitions of premises and equipment	(12,245)	(23,205)
Net proceeds from the disposition of premises and equipment	—	6
Increase in mortgage servicing rights	(100,612)	(25,441)
Proceeds from the sale of mortgage servicing rights	71,099	19,081

Net cash provided by investing activities	67,041	138,065
Financing Activities
Net increase in deposit accounts	240,170	405,954
Net increase in Federal Home Loan Bank advances	261,655	81,255
Net (receipt) disbursement of payments of loans serviced for others	92,530	(2,294)
Net receipt of escrow payments	20,078	10,215
Net proceeds from the exercise of common stock options	2,400	—
Tax benefit from the exercise of non-qualified common stock options	474	—
Shares of common stock repurchased	—	(7,611)
Dividends paid to stockholders	(1,200)	(1,267)

Net cash provided by financing activities	616,107	486,252

Net increase (decrease) in cash and cash equivalents	674,063	(57,612)
Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$750,742	$61,024

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$7,766	$3,870

Total interest payments made on deposits and other borrowings	$89,453	$54,269

Federal income taxes paid	$27,000	$11,000

Loans held for sale transferred to loans held for investment	$113,690	—

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios

	For the quarter ended
	March 31,	March 31,
	2001	2000

	(Unaudited)
	(in thousands, except per share data)
Return on average assets	0.77%	0.34%
Return on average equity	23.31%	8.24%
Efficiency ratio	58.3%	74.7%
Equity/assets ratio (average for the period)	3.30%	4.19%
Mortgage loans originated / purchased	$5,437,547	$1,962,624
Mortgage loans sold	$5,395,001	$1,381,278
Interest rate spread	1.70%	1.80%
Net interest margin	1.80%	1.94%
Charge-offs to average loans	0.22%	0.16%

	March 31,	March 31,
	2001	2000

Equity-to-assets ratio	3.30%	3.42%
Tangible capital ratio (1)	4.95%	5.31%
Core capital ratio (1)	4.95%	5.32%
Risk-based capital ratio (1)	9.17%	9.53%
Total risk-based capital ratio (1)	9.98%	10.30%
Book value per share	$11.64	$11.03
Shares outstanding	18,080	17,843
Mortgage loans serviced for others	$7,637,022	$6,644,482
Value of mortgage servicing rights	1.73%	1.60%
Allowance for losses to problem loans	43.2%	39.3%
Allowance for losses to total loans	0.55%	0.48%
Non performing assets to total assets	1.40%	1.49%
Number of bank branches	59	52
Number of loan origination centers	49	42
Number of correspondent offices	15	15
Number of employees	2,311	1,894

(1)	These ratios are applicable to Flagstar Bank.

Results of Operations

Net Earnings

Net earnings for the three months ended March 31, 2001 were $11.9 million ($0.62 per share-diluted), a $8.1 million increase from the $3.8 million ($0.20 per share-diluted) reported in 2000. The increase in net earnings resulted primarily from a $22.9 million increase in non-interest income, and to a lesser extent a $6.1 million increase in net interest income. These revenue increases were offset by a $11.8 million increase in operating expenses, a $4.4 million increase in the provision for losses, and a $4.2 million increase in the provision for federal income taxes.

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

	Quarter ended
	March 31,

	2001	2000

	(In thousands)
Compensation and benefits	$23,288	$15,056
Commissions	12,987	5,088
Occupancy and equipment	8,176	6,396
Advertising	1,228	769
Core deposit amortization	322	322
Federal insurance premium	170	123
General and administrative	8,227	6,098

Total	54,398	33,852
Less: capitalized direct costs of loan closings	(19,086)	(10,400)

Total, net	$35,312	$23,452

Efficiency ratio	58.3%	74.7%

Non-interest expense, excluding the capitalization of direct loan origination costs, increased by $20.5 million, or 60.5%, to $54.4 million during the three months ended March 31, 2001, from $33.9 million for the comparable 2000 period. The increased costs are attributable to a number of different areas and are a product of the overall growth and expansion of the Company. The following are the major changes affecting the quarterly income statement;

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

     Compensation and benefits

During the quarter ended March 31, 2001, the Company recorded compensation and benefits cost totaling $23.3 million versus $15.1 million in the comparable 2000 period. This $8.2 million, or 54.3%, increase is the result of the 170.0% increase in mortgage loan originations and the 55.3% increase in the retail facilities operated during the period. Also this category contains the employer portion of benefits paid on the 154.9% increase in the quarter over quarter commission expense.

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

	(In thousands)
Revenues	$19,884	$17,257
Earnings before taxes	8,450	11,381
Identifiable assets	3,894,773	1,624,799

Table 5

Mortgage Banking Operations

	At or for the quarter ended
		March 31,

	2001		2000

	(In thousands)
Revenues	$40,166		$13,723
(Loss) earnings before taxes	10,308		(5,419)
Identifiable assets	4,030,267		3,198,899

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

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 49 loan origination centers located primarily in Michigan. Flagstar purchases mortgage loans on a wholesale basis through a national network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. Additionally, this segment of the Company’s operations includes the mortgage servicing operation. The Company serviced $7.6 billion in mortgage loans for others at March 31, 2001.

The mortgage banking operation recorded pre-tax earnings of $10.3 million during the three months ended March 31, 2001. This total equated to a $15.8 million increase in pretax earnings versus the $5.5 million pretax loss recorded in the comparable 2000 period. The dramatic increase in earnings is attributable to the 170.0% increase in mortgage loan production and the increased gain on sale spread achieved on sold loans (52 bps. vs. 16 bps.) during the 2001 quarter.

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

FLAGSTAR BANCORP, INC.

Date:	March 26, 2002	/S/ Thomas J. Hammond Thomas J. Hammond Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

11	Computation of Net Earnings per Share