Form 10-Q/A
period 2001-06-30
FLAGSTAR BANCORP INC
filed 2002-03-26
CIK 1033012

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes No .

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
Assets	2001	2000

	(unaudited)
Cash and cash equivalents	$202,334	$76,679
Loans receivable
Mortgage loans available for sale	1,734,071	1,437,799
Loans held for investment	3,499,258	3,809,692
Less: allowance for losses	(30,000)	(25,000)

Loans receivable, net	5,203,329	5,222,491
Federal Home Loan Bank stock	117,700	98,800
Other investments	5,685	4,133

Total earning assets	5,326,714	5,325,424
Accrued interest receivable	42,566	39,075
Repossessed assets	31,302	22,258
Premises and equipment	125,934	106,325
Mortgage servicing rights	110,683	106,425
Other assets	156,070	87,038

Total assets	$5,995,603	$5,763,224

Liabilities and Stockholders’ Equity
Liabilities
Retail deposit accounts	$2,184,373	$1,870,731
Wholesale deposit accounts	1,064,935	1,537,234
Federal Home Loan Bank advances	1,920,000	1,733,345
Long term debt	74,750	74,750

Total interest bearing liabilities	5,244,058	5,216,060
Accrued interest payable	23,308	46,719
Undisbursed payments on loans serviced for others	110,321	67,267
Escrow accounts	108,444	54,852
Liability for checks issued	140,257	48,663
Federal income taxes payable	52,477	62,390
Other liabilities	88,517	70,083

Total liabilities	5,767,382	5,566,394
Stockholders’ Equity
Common stock — $.01 par value, 40,000,000 shares authorized; 20,630,115 and 20,572,985 shares issued; and 18,368,282 and 17,842,430 outstanding at June 30, 2001 and December 31, 2000, respectively	184	179
Additional paid in capital	11,003	5,314
Retained earnings	217,034	191,337

Total stockholders’ equity	228,221	196,830

Total liabilities and stockholders’ equity	$5,995,603	$5,763,224

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended		For the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest Income
Loans	$104,750	$92,947	$211,277	$167,192
Other	3,814	2,431	9,362	4,122

Total	108,564	95,378	220,639	171,314
Interest Expense
Deposits	50,846	41,873	105,557	75,158
FHLB advances	29,207	26,887	57,761	47,065
Other	4,423	3,232	7,919	6,479

Total	84,476	71,992	171,237	128,702

Net interest income	24,088	23,386	49,402	42,612
Provision for losses	6,011	4,352	11,991	5,918

Net interest income after provision for losses	18,077	19,034	37,411	36,694
Non-Interest Income
Loan administration	(5,776)	4,476	(5,195)	8,920
Net gain on loan sales	48,978	3,345	77,006	5,528
Net gain on sales of mortgage servicing rights	(258)	5,596	1,170	5,916
Other fees and charges	6,663	3,692	11,362	8,499

Total	49,607	17,109	84,343	28,863
Non-Interest Expense
Compensation and benefits	18,267	8,116	37,936	19,523
Occupancy and equipment	10,316	7,076	18,492	13,472
General and administrative	11,916	7,494	19,382	13,143

Total	40,499	22,686	75,810	46,138

Earnings before federal income taxes	27,186	13,457	45,944	19,419
Provision for federal income taxes	9,690	4,840	16,551	7,035

Net Earnings	$17,496	$8,617	$29,393	$12,384

Earnings per share – basic	$0.97	$0.47	$1.64	$0.67

Earnings per share – diluted	$0.90	$0.47	$1.52	$0.67

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended
	June 30,

	2001	2000

Operating Activities
Net earnings	$29,393	$12,384
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	11,991	5,918
Depreciation and amortization	26,962	13,244
Net gain on the sale of assets	(450)	(52)
Net gain on loan sales	(77,006)	(5,528)
Net gain on sales of mortgage servicing rights	(1,170)	(5,916)
Proceeds from sales of loans available for sale	13,202,675	3,471,568
Originations and repurchases of loans available for sale, net of principal repayments	(13,597,337)	(4,369,559)
Decrease in accrued interest receivable	(3,491)	(10,178)
(Decrease) increase in other assets	(69,680)	937
(Decrease) increase in accrued interest payable	(23,411)	10,368
Increase in liability for checks issued	91,594	33,014
Increase (decrease) in current federal income taxes payable	44	(1,990)
Benefit for deferred federal income taxes payable	(9,957)	(1,973)
Increase in other liabilities	18,434	5,768

Net cash used in operating activities	(401,409)	(841,995)
Investing Activities
Purchase of other investments	(1,552)	(2,521)
Originations of loans held for investment, net of principal repayments	457,528	14,425
Purchase of Federal Home Loan Bank stock	(18,900)	(18,950)
Proceeds from the disposition of repossessed assets	12,717	11,261
Acquisitions of premises and equipment	(28,254)	(43,053)
Net proceeds from the disposition of premises and equipment	—	109
Increase in mortgage servicing rights	(226,291)	(64,816)
Proceeds from the sale of mortgage servicing rights	205,534	69,681

Net cash provided by (used in) investing activities	400,782	(33,864)
Financing Activities
Net increase in retail deposit accounts	313,642	290,671
Net (decrease) increase in wholesale deposit accounts	(472,299)	694,940
Net increase in Federal Home Loan Bank advances	186,655	93,000
Net receipt of payments of loans serviced for others	42,694	2,597
Net receipt of escrow payments	53,592	24,432
Stock repurchase program	—	(11,403)
Net proceeds from the exercise of common stock options	4,598	—
Tax benefit from the exercise of stock options	1,096	—
Dividends paid to stockholders	(3,696)	(2,491)

Net cash provided by financing activities	126,282	1,091,746

Net increase in cash and cash equivalents	125,655	215,887
Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$202,334	$334,523

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$28,323	$12,948

Total interest payments made on deposits and other borrowings	$194,648	$118,334

Federal income taxes paid	$27,000	$11,000

Loans available for sale transferred to loans held for investment	$175,397	$1,508,391

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

Note 3. Subsequent Events

1.	On June 26, 2000, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001.

2.	On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”.

3.	Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”.

4.	Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the six months ended

	June 30,	March 30,	December 31,	June 30,
	2001	2000	2001	2001

Return on average assets	1.12%	0.67%	0.95%	0.52%
Return on average equity	31.40%	18.95%	27.53%	13.58%
Efficiency ratio	54.5%	55.2%	56.2%	63.7%
Equity/assets ratio (average for the period)	3.57%	3.54%	3.83%	3.84%
Mortgage loans originated or purchased	$8,192,835	$2,450,551	$13,630,382	$4,413,175
Mortgage loans sold	$7,632,730	$2,040,827	$13,027,731	$3,422,105
Interest rate spread	1.52%	1.83%	1.59%	1.80%
Net interest margin	1.69%	1.96%	1.73%	1.95%
Average common shares outstanding (2)	18,264	18,197	18,140	18,612
Average fully diluted shares outstanding (2)	19,612	18,197	19,562	18,648
Charge-offs to average loans outstanding	0.29%	0.20%	0.26%	0.18%

	June 30,	March 30,	December 31,	June 30,
	2001	2001	2000	2000

Equity-to-assets ratio	3.81%	3.30%	3.42%	3.37%
Tangible capital ratio (1)	5.60%	4.95%	5.31%	5.37%
Core capital ratio (1)	5.60%	4.95%	5.32%	5.39%
Risk-based capital ratio (1)	9.67%	9.17%	9.53%	9.89%
Total risk-based capital ratio (1)	10.53%	9.98%	10.30%	10.68%
Book value per share (2)	$12.42	$11.64	$11.03	$10.21
Number of common shares outstanding (2)	18,372	18,080	17,843	18,041
Mortgage loans serviced for others	$7,679,952	$7,637,022	$6,644,482	$8,402,411
Value of mortgage servicing rights	1.44%	1.73%	1.60%	1.49%
Allowance for losses to non performing loans	45.8%	43.2%	39.3%	53.3%
Allowance for losses to total loans	0.58%	0.55%	0.48%	0.53%
Non performing assets to total assets	1.61%	1.40%	1.49%	1.21%
Number of bank branches	63	59	52	40
Number of loan origination centers	55	49	42	38
Number of correspondent offices	15	15	15	15
Number of employees	2,589	2,311	1,894	1,762

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

     Three months

Net earnings for the three months ended June 30, 2001 were $17.5 million ($0.90 per share-diluted), a $8.9 million increase from the $8.6 million ($0.47 per share-diluted) reported in 2000. The increase resulted from a $32.5 million increase in other income, a $0.7 million increase in net interest income, which was offset by a $5.2 million increase in the provision for federal income taxes, a $1.6 million increase in the provision for losses, and a $17.8 million increase in operating expenses.

     Six months

Net earnings for the six months ended June 30, 2001 were $29.4 million ( $1.52 per share-diluted ), a $17.0 million increase from the $12.4 million ( $0.67 per share-diluted ) reported in 2000. The increase resulted from a $55.4 million increase in other income, a $6.8 million increase in net interest income, which was offset by a $9.6 million increase in the provision for federal income taxes, a $6.1 million increase in the provision for losses, and a $29.7 million increase in net operating expenses.

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

TABLE 1

	Quarter ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:	( in thousands )
Loans receivable, net	$5,560,505	$104,750	7.54%	$4,657,465	$92,947	7.98%
FHLB stock	113,511	2,299	8.00	98,800	1,971	8.00
Other	122,203	1,515	4.96	32,745	460	5.62

Total interest-earning assets	5,796,219	$108,564	7.49%	4,789,010	$95,378	7.97%
Other assets	454,752			352,277

Total assets	$6,250,971			$5,141,287

Interest-bearing liabilities:
Retail deposits	$2,262,036	$32,283	5.72%	$1,292,765	$17,055	5.86%
Wholesale deposits	1,234,460	18,563	6.03	1,573,258	24,818	6.31
FHLB advances	2,028,154	29,207	5.78	1,686,296	26,887	6.40
Other	217,345	4,423	8.16	149,750	3,232	8.66

Total interest-bearing liabilities	5,741,995	$84,476	5.97%	4,702,069	$71,992	6.14%
Other liabilities	286,114			257,293
Stockholders equity	222,862			181,925

Total liabilities and stockholders equity	$6,250,971			$5,141,287

Net interest-earning assets	$54,224			$86,941

Net interest income		$24,088			$23,386

Interest rate spread			1.52%			1.83%

Net interest margin			1.69%			1.96%

Ratio of average interest- earning assets to interest-bearing liabilities			101%			102%

TABLE 2

AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:	( in thousands )
Loans receivable, net	$5,449,827	$211,277	7.75%	$4,276,730	$167,192	7.82%
FHLB stock	109,417	4,377	8.00	89,325	3,563	8.00
Other	194,813	4,985	5.12	20,000	559	5.59

Total interest-earning assets	5,754,057	$220,639	7.67%	4,386,055	$171,314	7.81%
Other assets	459,716			368,772

Total assets	$6,213,773			$4,754,827

Interest-bearing liabilities:
Retail deposits	$2,132,411	$62,523	5.91%	$1,331,728	$35,123	5.72%
Wholesale deposits	1,392,590	43,034	6.23%	1,305,609	40,035	6.13
FHLB advances	1,971,640	57,761	5.91	1,509,736	47,065	6.25
Other	187,234	7,919	8.53	149,187	6,479	8.71

Total interest-bearing liabilities	5,683,875	$171,237	6.08%	4,296,260	$128,702	6.01%
Other liabilities	316,332			276,144
Stockholders equity	213,566			182,423

Total liabilities and Stockholders equity	$6,213,773			$4,754,827

Net interest-earning assets	$70,182			$89,795

Net interest income		$49,402			$42,612

Interest rate spread			1.59%			1.80%

Net interest margin			1.73%			1.95%

Ratio of average interest- earning assets to interest-bearing liabilities			101%			102%

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

The allowance was increased in order to set loan loss reserves at a level that would offset the inherent risk associated with the Company’s loan portfolio. The loan portfolio increased 2.6% during the three month period ended June 30, 2001. The Company’s increase in its general reserves constituted an increase of 7.1% and somewhat offset the Company’s increase of 8.4% in non performing assets during the second quarter. The allowance, which now totals $30.0 million, is 0.58% of loans and 45.79% of non-performing loans.

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

Non-Interest Expense

The following table sets forth the components of the Company’s non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized. These expense amounts are reflected on the Company’s statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis (i.e., prior to the deferral of capitalized loan origination costs) more clearly reflects the changes in non-interest expense when comparing periods.

	Quarter ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	( in thousands )
Compensation and benefits	$26,464	$14,615	$49,751	$29,671
Commissions	19,668	6,800	32,655	11,887
Occupancy and equipment	10,316	7,077	18,492	13,473
Advertising	1,248	975	2,476	1,745
Core deposit amortization	323	323	645	645
Federal insurance premium	169	126	339	249
General and administrative	12,908	7,742	21,135	13,840

Total	71,096	37,658	125,493	71,510
Less: capitalized direct costs of loan closings	(30,597)	(14,972)	(49,683)	(25,372)

Total, net	$40,499	$22,686	$75,810	$46,138

Efficiency ratio	54.52%	55.22%	56.20%	63.65%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 23 more facilities at June 30, 2001 than at June 30, 2000.

•	The Company conducted business from 17 more retail loan origination offices at June 30, 2001 than at June 30, 2000.

•	The mortgage banking operation originated $8.2 billion in residential mortgage loans during the 2001 quarter versus $2.5 billion in the comparable 2000 quarter.

•	The Company moved its national headquarters in October 2000. This move consolidated the operations of three leased facilities into one owned facility.

•	The Company employed 2,099 salaried employees at June 30, 2001 versus 1,318 salaried employees at June 30, 2000.

•	The Company employed 92 full-time national account executives at June 30, 2001 versus 84 at June 30, 2000.

•	The Company employed 398 full-time retail loan originators at June 30, 2001 versus 235 at June 30, 2000.

Three months

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $33.4 million, or 88.6%, to $71.1 million during the three months ended June 30, 2001, from $37.7 million for the comparable 2000 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $11.9 million, or 81.5%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

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

Six months

During the six months ended June 30, 2001, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $54.0 million, or 75.5%, to $125.5 million, from $71.5 million for the comparable 2000 period. The increased costs are also attributable to the above mentioned changes. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $20.1 million, or 67.7%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

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

Table 4

Retail Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	( In thousands )
Revenues	$20,948	$16,908	$40,832	$34,165
Earnings before taxes	8,093	8,743	16,543	20,125
Identifiable assets	3,582,872	1,745,115	3,582,872	1,745,115

Table 5

Mortgage Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,

	2001	2000	2001	2000

	( In thousands )
Revenues	$52,747	$23,588	$92,913	$37,311
Earnings before taxes	19,093	4,715	29,401	(705)
Identifiable assets	3,610,695	3,714,240	3,610,695	3,714,240

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

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The 2001 Annual Meeting of Shareholders of the Company was held on May 7, 2001.

     (b)  Not applicable

     (c)

(1) The following directors were re-elected for a term of three years:

	Votes

	For	Withheld

Mark T. Hammond	15,391,361	970,992
James D. Isbister	16,325,721	111,632
John R. Kersten	16,253,421	108,932

(2) The 2000 Incentive Stock Plan was presented and approved as follows:

Votes

For	Against	Withheld

16,017,795	320,918	23,640

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