Form 10-Q/A
period 2001-09-30
FLAGSTAR BANCORP INC
filed 2002-03-26
CIK 1033012

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
Stockholders’ Equity
Common stock — $.01 par value,
40,000,000 shares authorized; 20,796,742 and 20,572,985
shares issued; and 18,816,187 and 17,842,430 outstanding
at September 30, 2001 and December 31, 2000, respectively	189	179
Additional paid in capital	17,912	5,314
Retained earnings	241,602	191,337

Total stockholders’ equity	259,703	196,830

Total liabilities and stockholders’ equity	$6,107,149	$5,763,224

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended		For the nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest Income
Loans	$105,937	$101,211	$317,214	$268,403
Other	2,296	3,213	11,658	7,335

Total	108,233	104,424	328,872	275,738
Interest Expense
Deposits	43,764	51,002	149,321	126,160
FHLB advances	30,500	25,784	88,261	72,849
Other	4,857	2,998	12,776	9,477

Total	79,121	79,784	250,358	208,486

Net interest income	29,112	24,640	78,514	67,252
Provision for losses	3,086	2,400	15,077	8,318

Net interest income after provision for losses	26,026	22,240	63,437	58,934
Non-Interest Income
Loan administration	(4,244)	3,530	(9,439)	12,450
Net gain on loan sales	48,506	4,170	125,512	9,698
Net gain on sales of mortgage servicing rights	737	5,335	1,907	11,252
Other fees and charges	7,800	4,471	19,162	12,969

Total	52,799	17,506	137,142	46,369
Non-Interest Expense
Compensation and benefits	18,200	9,667	56,137	29,190
Occupancy and equipment	10,944	7,930	29,436	21,402
General and administrative	11,411	8,041	30,793	21,183

Total	40,555	25,638	116,366	71,775

Earnings before federal income taxes	38,270	14,108	84,213	33,528
Provision for federal income taxes	13,703	5,088	30,254	12,124

Net Earnings	$24,567	$9,020	$53,959	$21,404

Earnings per share — basic	$1.33	$0.50	$2.97	$1.17

Earnings per share — diluted	$1.23	$0.47	$2.75	$1.14

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended
	September 30,

	2001	2000

Operating Activities
Net earnings	$53,959	$21,404
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	15,077	8,318
Depreciation and amortization	44,247	19,289
Net (gain) loss on the sale of assets	(885)	89
Net gain on loan sales	(125,512)	(11,252)
Net gain on sales of mortgage servicing rights	(1,907)	(9,698)
Proceeds from sales of loans available for sale	21,030,582	5,442,570
Originations and repurchases of loans available for sale, net of principal repayments	(21,874,789)	(6,997,109)
Increase in accrued interest receivable	(2,942)	(11,887)
(Increase) decrease in other assets	(23,981)	15,681
(Decrease) increase in accrued interest payable	(20,792)	25,329
Increase in liability for checks issued	141,838	25,349
Increase (decrease) in current federal income taxes payable	11,453	(10,851)
(Benefit) provision for deferred federal income taxes payable	(9,957)	11,977
Increase (decrease) in other liabilities	21,913	(415)

Net cash used in operating activities	(741,695)	(1,471,206)
Investing Activities
Purchase of other investments	(2,606)	(3,744)
Net principal repayments on loans held for investment	726,723	172,256
Purchase of Federal Home Loan Bank stock	(26,200)	(18,950)
Proceeds from the disposition of repossessed assets	17,871	15,362
Acquisitions of premises and equipment	(40,174)	(58,981)
Net proceeds from the disposition of premises and equipment	344	109
Increase in mortgage servicing rights	(347,848)	(105,977)
Proceeds from the sale of mortgage servicing rights	298,058	136,454

Net cash provided by investing activities	626,168	136,529
Financing Activities
Net increase in retail deposit accounts	330,571	461,024
Net (decrease) increase in wholesale deposit accounts	(544,247)	585,112
Net increase in Federal Home Loan Bank advances	272,655	255,000
Net receipt (disbursement) of payments of loans serviced for others	21,466	(25,136)
Net receipt (disbursement) of escrow payments	56,153	(3,405)
Stock repurchase program	—	(13,069)
Net proceeds from the exercise of common stock options	9,809	—
Tax benefit from the exercise of stock options	2,799	—
Dividends paid to stockholders	(3,695)	(3,716)

Net cash provided by financing activities	145,511	1,255,810

Net increase (decrease) in cash and cash equivalents	29,984	(78,867)
Beginning cash and cash equivalents	76,679	118,636

Ending cash and cash equivalents	$106,663	$39,769

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$29,487	$23,161

Total interest payments made on deposits and other borrowings	$226,339	$183,157

Federal income taxes paid	$27,000	$19,500

Loans available for sale transferred to loans held for investment	$229,566	$1,891,704

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

Note 3.    Significant Events

1.	On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company have been adjusted accordingly.

2.	On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”.

3.	Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”.

4.	Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the nine months ended

	September	September	September	September
	30, 2001	30, 2000	30, 2001	30, 2000

Return on average assets	1.56%	0.65%	1.15%	0.57%
Return on average equity	40.35%	19.15%	32.16%	15.47%
Efficiency ratio	49.51%	60.06%	53.96%	62.32%
Equity/assets ratio (average for the period)	3.88%	3.41%	3.59%	3.68%
Mortgage loans originated or purchased	$8,332,481	$2,651,880	$21,962,863	$7,065,055
Mortgage loans sold	$7,690,877	$1,942,227	$20,718,608	$5,364,332
Interest rate spread	1.90%	1.84%	1.68%	1.81%
Net interest margin	2.00%	1.92%	1.81%	1.93%
Average common shares outstanding (2)	18,581	17,883	18,289	18,368
Average fully diluted shares outstanding (2)	20,000	19,001	19,710	18,767
Charge-offs to average loans outstanding	0.22%	0.19%	0.24%	0.19%

	September	June 30,	December	September
	30, 2001	2001	31, 2000	30, 2000

Equity-to-assets ratio	4.25%	3.81%	3.42%	3.38%
Tangible capital ratio (1)	5.93%	5.60%	5.31%	5.31%
Core capital ratio (1)	5.93%	5.60%	5.32%	5.32%
Risk-based capital ratio (1)	10.19%	9.67%	9.53%	9.65%
Total risk-based capital ratio (1)	11.03%	10.53%	10.30%	10.45%
Book value per share (2)	$13.80	$12.42	$11.03	$10.67
Number of common shares outstanding (2)	18,816	18,372	17,843	17,829
Mortgage loans serviced for others	$9,784,848	$7,679,952	$6,644,482	$6,431,943
Value of mortgage servicing rights	1.32%	1.44%	1.60%	1.59%
Allowance for losses to non performing loans	38.2%	45.8%	39.3%	50.0%
Allowance for losses to total loans	0.55%	0.58%	0.48%	0.48%
Non performing assets to total assets	1.83%	1.61%	1.49%	1.30%
Number of bank branches	68	63	52	48
Number of loan origination centers	59	55	42	38
Number of correspondent offices	15	15	15	15
Number of employees	2,641	2,589	1,894	1,923

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

        Three months
Net earnings for the three months ended September 30, 2001 were $24.6 million ($1.23 per share-diluted), a $15.6 million increase from the $9.0 million ($0.47 per share-diluted) reported in 2000. The increase resulted from a $35.3 million increase in other income and a $4.5 million increase in net interest income, which was offset by a $8.6 million increase in the provision for federal income taxes, a $0.7 million increase in the provision for losses, and a $15.0 million increase in operating expenses.

        Nine months
Net earnings for the nine months ended September 30, 2001 were $54.0 million ($2.75 per share-diluted), a $32.6 million increase from the $21.4 million ($1.14 per share-diluted) reported in 2000. The increase resulted from a $90.7 million increase in other income, a $11.2 million increase in net interest income, which was offset by a $18.2 million increase in the provision for federal income taxes, a $6.8 million increase in the provision for losses, and a $44.6 million increase in net operating expenses.

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

TABLE 1

	Quarter ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands )
Interest-earning assets:
Loans receivable, net	$5,656,520	$105,937	7.49%	$4,930,794	$101,211	8.14%
FHLB stock	122,667	2,237	7.24	98,800	2,111	8.50
Other	1,856	59	3.02	82,156	1,102	5.32

Total interest-earning assets	5,781,043	$108,233	7.49%	5,111,750	$104,424	8.13%
Other assets	498,779			417,332

Total assets	$6,279,822			$5,529,082

Interest-bearing liabilities:
Retail deposits	$2,196,995	$29,198	5.29%	$1,704,116	$24,711	5.75%
Wholesale deposits	1,027,860	14,566	5.64	1,612,096	26,291	6.47
FHLB advances	2,164,280	30,500	5.61	1,578,929	25,784	6.48
Other	238,525	4,857	8.10	137,561	2,998	8.65

Total interest-bearing liabilities	5,627,660	$79,121	5.59%	5,032,701	$79,784	6.29%
Other liabilities	408,616			307,938
Stockholders equity	243,546			188,443

Total liabilities and stockholders equity	$6,279,822			$5,529,082

Net interest-earning assets	$153,383			$79,049

Net interest income		$29,112			$24,640

Interest rate spread			1.90%			1.84%

Net interest margin			2.00%			1.92%

Ratio of average interest-earning assets to interest-bearing liabilities			103%			102%

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,

	2001			2000

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands )
Interest-earning assets:
Loans receivable, net	$5,539,118	$317,214	7.64%	$4,511,952	$268,403	7.93%
FHLB stock	114,265	6,436	8.00	92,832	5,674	8.16
Other	130,735	5,222	5.25	40,943	1,661	5.41

Total interest-earning assets	5,784,118	$328,872	7.58%	4,645,727	$275,738	7.92%
Other assets	452,870			368,377

Total assets	$6,236,988			$5,014,104

Interest-bearing liabilities:
Retail deposits	$2,153,185	$91,721	5.69%	$1,467,134	$59,834	5.45%
Wholesale deposits	1,271,013	57,600	6.05%	1,407,771	66,326	6.30
FHLB advances	2,037,214	88,261	5.79	1,538,479	72,849	6.33
Other	204,335	12,776	8.35	145,828	9,477	8.68

Total interest-bearing liabilities	5,665,747	$250,358	5.90%	4,559,212	$208,486	6.11%
Other liabilities	347,552			270,439
Stockholders equity	223,689			184,453

Total liabilities and
Stockholders equity	$6,236,988			$5,014,104

Net interest-earning assets	$118,372			$86,515

Net interest income		$78,514			$67,252

Interest rate spread			1.68%			1.81%

Net interest margin			1.81%			1.93%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			102%

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

	Quarter ended September		Nine months ended
	30,		September 30,

	2001	2000	2001	2000

		( in thousands )
Compensation and benefits	$26,999	$16,288	$76,751	$45,959
Commissions	21,189	7,669	53,844	19,556
Occupancy and equipment	10,944	7,929	29,436	21,402
Advertising	947	1,440	3,423	3,185
Core deposit amortization	—	323	645	968
Federal insurance premium	482	147	821	396
General and administrative	11,419	8,392	32,554	22,231

Total	71,980	42,188	197,474	113,697
Less: capitalized direct costs of loan closings	(31,425)	(16,550)	(81,108)	(41,922)

Total, net	$40,555	$25,638	$116,366	$71,775

Efficiency ratio	49.51%	60.06%	53.96%	62.32%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 20 more facilities at September 30, 2001 than at September 30, 2000.

•	The Company conducted business from 21 more retail loan origination offices at September 30, 2001 than at September 30, 2000.

•	The mortgage banking operation originated $8.3 billion in residential mortgage loans during the 2001 quarter versus $2.7 billion in the comparable 2000 quarter.

•	The Company moved its national headquarters in October 2000. This move consolidated the operations of three leased facilities into one owned facility.

•	The Company employed 2,113 salaried employees at September 30, 2001 versus 1,418 salaried employees at September 30, 2000.

•	Company employed 95 full-time national account executives at September 30, 2001 versus 90 at September 30, 2000.

•	The Company employed 433 full-time retail loan originators at September 30, 2001 versus 257 at September 30, 2000.

Three months
Non-interest expense, excluding the capitalization of direct loan origination costs, increased $29.8 million to $72.0 million during the three months ended September 30, 2001, from $42.2 million for the comparable 2000 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $10.7 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

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

Nine months
During the nine months ended September 30, 2001, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $83.8 million to $197.5 million, from $113.7 million for the comparable 2000 period. The increased costs are also attributable to the above mentioned changes. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $30.8 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

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

Table 4
Retail Banking Operations

	At or for the quarter ended		At or for the nine months
	September 30,		ended September 30,

	2001	2000	2001	2000

		( In thousands )
Revenues	$26,033	$18,124	$66,865	$52,993
Earnings before taxes	13,282	9,979	29,825	30,104
Identifiable assets	3,399,840	3,366,924	3,399,840	3,366,924

Table 5
Mortgage Banking Operations

	At or for the quarter ended		At or for the nine months
	September 30,		ended September 30,

	2001	2000	2001	2000

		( In thousands )
Revenues	$55,878	$24,021	$148,791	$60,628
Earnings before taxes	24,988	4,129	54,389	3,424
Identifiable assets	3,674,727	2,271,718	3,674,727	2,271,718

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