Form 10-K
period 2001-12-31
FLAGSTAR BANCORP INC
filed 2002-04-01
CIK 1033012

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

The registrant’s voting stock is traded on the New York Stock Exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($21.70 per share) at which the stock was sold on March 20, 2002 was approximately $194.3 million. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all members of the original stockholder group that collectively own 54.0% of the registrant’s Common Stock.

As of March 20, 2002, 19,280,111 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the year ended December 31, 2001.

     2. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

GENERAL

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $6.6 billion in assets at December 31, 2001, Flagstar is the largest savings bank and the 3rd largest banking institution headquartered in Michigan. Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FBC”.

Through our retail banking centers and e-commerce distribution channels, we attract deposits from the general public and local governmental units. We use these deposits, along with advances from the Federal Home Loan Bank and other funds garnered from the secondary market, to originate or acquire loans in our retail markets and on a nationwide basis. We are one of the largest home mortgage lenders in the United States. Additionally, but to a lesser extent, we provide warehousing lines of credit on a nationwide basis, and originate commercial real estate loans, consumer loans, and non-real estate commercial loans within our retail market area. We also service a significant volume of mortgage loans located throughout the United States.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). Our deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000.

CORPORATE STRATEGIES AND OBJECTIVES

Founded in 1987, we are a growth oriented, return on equity driven company. We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one retail banking center. Our growth from that point on can be summed up in one word: rapid. The Bank was formed from a core operation that was in fact a mid-sized regional mortgage banking company. But since the formation of the Bank, we have concentrated on the growth of our retail banking operation by increasing its revenue stream and by expanding the deposit base by increasing the number of banking center locations. Although our core operations are categorized as two distinct operations, they are complimentary business lines. The mortgage banking operation feeds assets to our retail banking operation and our retail banking operation provides a cross selling opportunity for the local mortgage banking operation.

After ten years in business, our asset base reached $1.3 billion and we were operating from fifteen retail banking centers at December 31, 1996. In May of 1997, We initiated an initial public offering of our common stock. Prior to this public offering, our common stock was held by the five members of the Thomas J. Hammond family. The Hammond family is still in control of over 53% of our common stock.

Our primary business objective over our first 5 years as a public company was to generate stockholder value by providing high returns on stated equity and through the growth and enhancement of the franchise. To this end, over the past five years, we have averaged a 24% return on average equity and a return on average assets greater than 1%. During this same time, we have grown our asset base 39% per year, our retail deposits 42%

CORPORATE STRATEGIES AND OBJECTIVES (continued)

per year, and our retail origination offices and retail banking centers by 20% per year. Our goal over the next five years is to double the size of our banking center and origination office network and to continue to increase our market share penetration in the markets we currently serve.

During 2002, we will continue to expand the banking center network and the amount of retail origination offices. Twenty-five new banking centers and twenty-four new retail origination offices are slated to be opened during the year. This large expansion will allow us to continue to grow our retail deposit base and our retail loan originations.

Also continuing into 2002, management will strive to stabilize the volatility of net income and to diversify its revenue stream. To achieve these objectives, management implemented strategies in 2001 to generate: (1) an increase in net interest income achieved by increasing the amount of loans held for investment; (2) an increase in spread income by diversifying the product mix of the deposit liability portfolio; and (3) an increase in the fee income received from loan servicing and retail banking.

RETAIL BANKING OPERATIONS

Through our Retail Banking Group (“RBG”), we offer a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. We provide service to approximately 500 thousand households through our 70 banking centers (both free-standing and in-store) and 81 automated teller machines located in Michigan and Indiana. We also offer our customers the convenience of 24-hour telephone and internet banking services. Our banking centers are open in most locations from 7:30 a.m. to 7:30 p.m. which allows unparalleled customer convenience.

Our strategy is to expand our base of consumer and business relationships by combining a high level of customer service with our broad-based product line. We will continue to open de novo banking centers in areas that meet our demographic model. As has been the approach on all of the other openings, we will lead with price. Upon community acceptance of the location and the Flagstar brand, we will then promote to establish the highly sought after core accounts.

We offer various consumer and business deposit products, as well as a variety of value-added, fee-based banking services. Deposit products offered include various checking accounts, various savings accounts, and time deposit accounts. Fee-based services include, but are not limited to:

•	payment choices, including debit card, pay-by-phone, on-line banking, money orders, bank checks, and traveler’s checks,

•	a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service, and

•	safety deposit box rentals.

A primary focus of the Company in 2001 was the opening of 19 new banking centers. The focus for 2002 will remain unchanged with 25 banking centers slated to open. The majority of these new openings will be in Wal-mart superstore locations.

At December 31, 2001, the Company had 26 in-store facilities in operation. Twenty-three of these facilities are located within Wal-mart superstores. In 2000, the Company entered into an agreement with Wal-mart in which Flagstar will provide banking services within new or refurbished Wal-mart superstore locations in

RETAIL BANKING OPERATIONS (continued)

Michigan and Indiana. The in-store banking centers welcome customers with an open, free-flowing retail environment. The customer can interact with roaming customer service representatives or become engaged by high-tech, self-help, touch screens in the cash-less e-banking center.

One of the RBG’s primary business objectives in 2002 is to expand our consumer lending activities, as they generally offer higher yields than our mortgage lending products. The size of our consumer loan portfolio has grown in recent years, partly due to the national roll-out of our second mortgage product line. The following consumer loan products are available through our retail banking centers:

•	second mortgage loans, both for purposes unrelated to the property securing the loan and for renovation or remodeling, in the form of a fixed amortizing loan or a line of credit;

•	loans for automobiles, marine and recreational vehicles;

•	student loans;

•	loans secured by deposit accounts; and

•	secured and unsecured loans made under our personal line of credit or term loan programs.

At December 31, 2001, Flagstar’s consumer loan portfolio contained $232.5 million of second mortgage loans, $50.7 million of equity line loans, and $13.3 million of various other consumer loans such as personal lines of credit, and automobile loans. Consumer loans comprise 5.0% of the Company’s total loan portfolio at December 31, 2001. Flagstar’s underwriting standards for a consumer loan include an analysis of the applicant’s payment history on other indebtedness and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. During 2001, the Company originated a total of $244.3 million in consumer loans.

We also offer a full line of business loan products and banking services especially developed for our business consumers through our retail banking centers and main office location. We concentrate on developing and maintaining strong client relationships with small and mid-sized companies. Our core business customers are companies with $5 million to $100 million in sales. We provide the following loan products to our business customers:

–	business lines of credit,

–	working capital loans,

–	equipment loans, and

–	loans secured by real estate.

Commercial business loans are made on a secured or unsecured basis. Collateral for secured commercial loans may be business assets, real estate, personal assets, or some combination thereof. Our decision to make a commercial loan is based on an evaluation of the borrower’s financial capacity, including such factors as income, other indebtedness, credit history, company performance, and collateral. All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Company’s loan-to-value ratio requirements of no higher than 80%. The Company also generally requires a minimum debt-service ratio of 1.2 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability

RETAIL BANKING OPERATIONS (continued)

of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan.

At December 31, 2001, the Company’s commercial real estate loan portfolio totaled $314.2 million, or 5.3% of the Company’s total loan portfolio. At December 31, 2001, the Company’s non-real estate commercial loan portfolio was $8.9 million, or 0.2% of its total loan portfolio. During 2001, the Company originated $195.6 commercial loans versus $94.2 million in 2000.

MORTGAGE BANKING OPERATION

We conduct our retail lending operations from 71 retail banking centers and 69 loan origination centers located in seventeen states. The Company’s largest concentration of offices is in southern Michigan, where 59 of its retail banking centers and 37 of its loan centers are located. The Company also maintains 15 wholesale lending offices that conduct business with correspondent mortgage lenders nationwide. During 2001, Flagstar continued to be among the country’s top twenty largest mortgage loan originators.

The origination or acquisition of residential mortgage loans constitutes the most significant lending activity of the Company. The Company originated or acquired $33.0 billion, $9.9 billion, and $14.6 billion of mortgage loans during the years ended December 31, 2001, 2000, and 1999, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. The Company offers traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of the Company’s products conform to the respective underwriting guidelines established by the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), and the Government National Mortgage Association (“GNMA”). The Company also offers other residential mortgage loans that meet the Company’s underwriting guidelines, but have other terms and conditions customized to meet the needs of the borrower.

The Company, as a part of its overall mortgage banking strategy securitizes the majority of its mortgage loans through FHLMC, FNMA, or GNMA. The Company generally securitizes its longer-term, fixed-rate loans while it invests in the shorter duration and adjustable rate product it originates. Securitization is the process by which mortgage loans owned by the Company are exchanged for mortgage-backed securities that are guaranteed by FHLMC, FNMA, or GNMA and are collateralized by the same mortgage loans that were exchanged. These mortgage-backed securities are then sold to a secondary market investor. The servicing related to the sold loans is generally retained by the Company and later sold to other secondary market investors. The Company, for the most part, does not sell the servicing rights to loans originated within its retail market area. See Notes 3, 4, and 7 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

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

MORTGAGE BANKING OPERATION (continued)

To further protect the Company from loss, the Company generally requires that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property. In the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan is used. The Company requires a lower loan-to-value ratio for non-owner-occupied loans. In addition, all home mortgage loans originated by the Company are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement by the Company. The Company is also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy which insures the Company when the mortgagor’s insurance is inadequate.

The Company utilizes three production channels to acquire mortgage loans. Each production channel produces similar loan product and each loan acquired is underwritten by the Company or a contracted representative.

     Wholesale

In a wholesale purchase transaction, we supply the funding for the transaction at the closing table. The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from us. During 2001, we closed $18.2 billion utilizing this origination channel.

     Correspondent

In a correspondent purchase transaction, we purchase the loan after the mortgage company has funded the transaction. The mortgage company completes the whole origination process and we pay a servicing release premium plus a market price for the loan. During 2001, we closed $11.8 billion utilizing this origination channel.

     Retail

In a retail transaction, we originate the loan through a loan officer representative. We fund the transaction. We complete the whole origination process. During 2001, we closed $3.0 billion utilizing this origination channel.

          MORTGAGE LENDING AND THE INTERNET

Flagstar has always been a strong advocate of the Internet and its use within the mortgage origination process. During 2001, our customers were able to register loans, lock the interest rates on loans, check their in-process inventory, production statistics, and underwriting status through the Internet. During 2001, approximately 60% of all mortgage loans closed utilized the Internet as a communication tool. Although complete electronic fulfillment was not a possibility in 2001, we are working to be able to complete an on-line application, approval, and closing in the near future.

During 2001, we have also been very much involved with testing an electronic streamlined appraisal, the title commitment process, and the title transfer process. In March 2002, Flagstar completed its first fully electronic, paperless loan closing. We will continue to utilize our research and development budget to streamline the mortgage origination process and bring service and convenience to our customers.

MORTGAGE BANKING OPERATION (continued)

          CONSTRUCTION LENDING

We also engage in construction lending involving loans to individuals for construction of one to four family residential housing primarily located in southern Michigan markets, with such loans converting to permanent financing upon completion of construction. At December 31, 2001, our portfolio of loans held for investment included $53.5 million of loans secured by properties under construction, or 1.7% of total loans held for investment. These loans may be construction/permanent loans structured to become permanent loans upon the completion of construction, or may be interim construction loans structured to be repaid in full upon completion of construction and the receipt of permanent financing. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2001, the Company originated a total of $70.0 million in construction loans.

          WAREHOUSE LENDING

These loans are granted for terms of one day to 30 days. Warehouse lines of credit are used by mortgage lenders to fund the closing of a mortgage loan which most often is acquired by the Company. The aggregate amount of warehouse lines of credit granted by the Company to other mortgage lenders was $619.1 million of which $298.5 million was outstanding at December 31, 2001 versus $256.1 million in lines granted of which $66.8 million was outstanding at December 31, 2000. Each borrowing consummated under the warehouse lending division is collateralized by a mortgage loan. These lines of credit are also personally guaranteed by a qualified principal officer of the borrower. Each mortgage lender which applies for a warehouse line of credit must be approved under the Company’s commercial loan standards. It is not a requirement of the warehouse lending division that the loan collateralizing the borrowing be sold to Flagstar or that the borrower be a correspondent of the Company.

LOANS BY TYPE

The following table sets forth the Company’s total loans at December 31, 2001, categorized as having fixed interest rates or adjustable interest rates.

	Fixed	Adjustable
	Rate	Rate	Total

	(In Thousands)
Mortgage loans available for sale	$2,271,701	$475,090	$2,746,791
Mortgage loans held for investment	658,391	1,540,497	2,198,888
Second mortgage loans	232,466	—	232,466
Commercial real estate	279,764	34,483	314,247
Construction	53,505	—	53,505
Consumer	50,780	13,180	63,960
Non-real estate commercial	3,402	5,520	8,922
Warehouse lending	—	298,511	298,511

Total	$3,550,009	$2,367,281	$5,917,290

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar’s loan portfolio at December 31, 2001, assuming that principal repayments are made in accordance with the contractual terms of the loans.

	Within	1 Year	2 Years	3 Years	5 Years	10 Years	Over
	1 year	To 2 years	To 3 years	To 5 years	To 10 years	To 15 years	15 years	Totals

	(In Thousands)
Mortgage loans available for sale	$39,821	$45,798	$45,297	$96,683	$275,646	$388,455	$1,855,091	$2,746,791
Mortgage loans held for investment	30,075	35,155	34,839	75,044	217,925	322,249	1,483,601	2,198,888
Second mortgage	8,621	10,781	10,447	23,069	70,778	108,770	—	232,466
Commercial real estate	30,810	39,100	34,828	74,954	134,555	—	—	314,247
Construction	53,505	—	—	—	—	—	—	53,505
Consumer	4,211	5,184	4,834	10,418	30,562	8,751	—	63,960
Non-real estate commercial	1,286	1,696	1,396	2,986	1,558	—	—	8,922
Warehouse lending	298,511	—	—	—	—	—	—	298,511

Total	$466,840	$137,714	$131,641	$283,154	$731,024	$828,225	$3,338,692	$5,917,290

ASSET QUALITY

Flagstar has implemented comprehensive internal asset review systems to provide for early detection of problem assets. The Company’s asset classifications and the adequacy of its allowances for losses are analyzed quarterly based on, among other things, historical loss experience, and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans which could cause the Company a potential loss. Refer to the four schedules included hereafter (Tables 9 through 12), which set forth certain information about the Company’s non-performing assets. At December 31, 2001, the Company had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

Delinquent Loans. Residential property loans are considered by the Company to be delinquent when any payment of principal and/or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, the Company will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. The Company’s procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. The Company customarily mails notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with Company parameters. The Company’s collection department makes telephone and/or personal contact with borrowers after a 30-day delinquency. In certain cases, the Company recommends that the borrower seeks credit counseling assistance and may grant forbearance if the Company determines that the borrower is likely to correct loan delinquencies within a reasonable period of time. The Company ceases the accrual of interest on loans which are more than 90 days delinquent. Such interest is recognized as income when collected. At December 31, 2001, the Company had $157.1 million in loans that were determined to be delinquent and $87.7 million which were determined to be non-performing and for which interest accruals had ceased. Of this $87.7 million, $76.5 million, or 87.2%, pertained to single family mortgage loans.

Repossessed Assets. Real property which the Company acquires as a result of foreclosure proceedings is classified as “real estate owned” until it is sold or otherwise disposed of. The Company’s Foreclosure Committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, the Company is able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but the Company invariably acquires additional real estate and other assets through repossession in the ordinary course of its business. At December 31, 2001, the Company had $38.9 million of repossessed assets.

SOURCES OF FUNDS

The Company had retail deposits of $2.4 billion and wholesale deposits totaling $1.2 billion at December 31, 2001. These deposits represent the principal funding source for Flagstar’s lending and investing activities. The Company also derives funds from operations, loan principal payments, loan sales, advances from the FHLB, customer escrow accounts, and the capital markets.

DEPOSIT ACTIVITIES. Flagstar has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, including savings accounts and checking accounts. Flagstar primarily relies upon its network of branches, their strategic location, the quality and efficiency of its customer service, and its pricing policies to attract deposits.

The following table sets forth information relating to the Company’s total deposit flows for each of the years indicated:

	For the years ended December 31,
	2001	2000	1999	1998	1997

	(In Thousands)
Total deposits at the beginning of the year	$3,407,965	$2,260,963	$1,923,370	$1,109,933	$624,485
Interest credited	191,595	179,488	112,493	82,452	50,143
Net deposit increase	8,543	967,514	225,100	730,985	435,305

Total deposits at the end of the year	$3,608,103	$3,407,965	$2,260,963	$1,923,370	$1,109,933

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, Flagstar is required to own stock in the FHLB. Flagstar is authorized to apply for advances from the FHLB using its mortgage loans as collateral. The FHLB generally permits advances up to 50% of the Company’s “adjusted assets”, which are defined as assets reduced by outstanding advances. At December 31, 2001, advances to the Company by the FHLB totaled $2.0 billion, or 43.5% of adjusted assets. Of the $2.0 billion outstanding at year-end, $50.5 million, or 2.6% of the Company’s total FHLB advances, consisted of daily borrowings which may be “put” back or paid off at the Company’s option without penalty. Refer to Note 10 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s FHLB advances.

LOAN PRINCIPAL PAYMENTS. In its capacity as an investor in loans, the Company will derive funds from the repayment of principal on the loans it holds in its portfolio. Payments totaled $2.6 billion during 2001, representing an increase of $1.7 billion, or 184.3%, compared to 2000. This large increase was attributable to the continued low interest rate environment and the increased asset base.

LOAN SALES. As part of the Company’s mortgage banking operation, the Company originates loans and then sells these loans to other investors. Sales of mortgage loans totaled $30.9 billion in 2001, compared to $8.0 billion sold in 2000. The sales recorded during 2001 were higher than in 2000 because of the higher origination volume in 2001.

CUSTOMER ESCROW ACCOUNTS. As a servicer of mortgage loans for others and for that matter as the servicer of its own loans, the Company holds funds in escrow for the other investors, various insurance entities, or for the government taxing authorities. Escrow accounts on mortgage loans increased from $54.9 million at December 31, 2000 to $105.7 million at December 31, 2001. This increase was caused by an increase in the

SOURCES OF FUNDS (continued)

amount of total residential mortgage loans serviced by the Company from $14.3 billion at December 31, 2000 to $25.8 billion at December 31, 2001.

CAPITAL MARKETS. Since 1997, the Company and its subsidiaries have completed three public offerings. These offerings provided funds that increased the regulatory capital of the Bank.

SUBSIDIARY ACTIVITIES

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Title Insurance Agency, Inc. (“Title”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in a initial public offering. Title is a real estate title insurance agency which operates in the state of Michigan.

The Bank, the Company’s primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Flagstar Intermediate Holding Company (“Holding”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar Capital Corporation (“Capital”) and Flagstar LLC (“LLC”).

Capital has issued publicly-owned preferred stock (NYSE: FBC-P) and is a real estate investment trust whose common stock is owned solely by Holding. Capital and LLC purchase mortgage loans from the Bank and hold them for investment purposes.

REGULATION

Regulation of the Bank

The Bank is chartered as a federal savings bank under the Home Owners’ Loan Act, as amended (the “HOLA”), which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank. Federal banking laws and regulations control, among other things, the Bank’s required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank’s operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law (up to $100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and depositors rather than for the Company, the holder of the Bank’s common stock. See Note 15 of the Notes to the Consolidated Financial Statements, which is incorporated herein.

REGULATION (continued)

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

COMPETITION

Based on total assets at December 31, 2001, the Company is the largest savings institution headquartered in Michigan. The Company faces substantial competition in attracting deposits at its retail banking centers. Its most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of branch offices.

The Company’s competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL

At December 31, 2001, the Company had 3,047 full-time equivalent employees. The employees are not represented by a collective bargaining unit. The Company provides its employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, and a 401K savings and investment plan. Flagstar’s management considers its employee relations to be excellent.

EXECUTIVE OFFICERS

Name and Age	Position(s) Held in 2001

Thomas J. Hammond, 58	Chief Executive Officer of the Company and the Bank
Mark T. Hammond, 36	President of the Company and the Bank
Joan H. Anderson, 51	Executive Vice President of the Company and the Bank
Michael W. Carrie, 47	Executive Vice President, Treasurer, and Chief Financial Officer of the Company and the Bank
Kirstin Hammond, 36	Executive Vice President of the Company and the Bank
Robert O. Rondeau, Jr., 36	Executive Vice President of the Company and the Bank

Thomas J. Hammond has served as Chief Executive Officer of the Company since its formation in 1993 and the Bank since its formation in 1987. On January 1, 2002, Mr. Hammond stepped down from his position as Chief Executive Officer. Mr. Hammond is the founder of the Bank.

Mark T. Hammond has served as President of the Company since 1997 and of the Bank since 1995. He has been employed by the Bank since 1987. On January 1, 2002, Mr. Hammond assumed the position of Chief Executive Officer. Mr. Hammond is the son of Thomas J. Hammond, the Chief Executive Officer.

Michael W. Carrie has served as an Executive Vice President of the Company and the Bank since 1995, Chief Financial Officer of the Company and the Bank since 1993, and Treasurer of the Company since 1993.

Joan H. Anderson has been an Executive Vice President of the Bank since 1988 and of the Company since 1993. She has been employed by the Bank since 1987.

Kirstin Hammond has served as an Executive Vice President of the Bank since 1998 and of the Company since 2001 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark T. Hammond, the President, and the daughter-in-law of Thomas J. Hammond, the Chief Executive Officer.

Robert O. Rondeau, Jr. has served as an Executive Vice President of the Bank since 1998 and of the Company since 2001 and as an employee of the Bank since 1996. Mr. Rondeau is the son-in-law of Thomas J. Hammond, the Chief Executive Officer.

ITEM 2. PROPERTIES

The Company operates from 71 retail banking centers and 69 retail loan origination offices in seventeen states. The Company also maintains 15 wholesale loan offices. Flagstar owns the buildings and land for 18 of its offices, owns the building but leases the land for one of its offices, and leases the remaining 121 offices. The buildings with leases have lease expiration dates ranging from 2002 to 2011. At December 31, 2001, the total net book value of all of the Company’s offices was approximately $62.7 million.

The Company’s national headquarters facility and executive offices are located in Troy, Michigan. Substantially all of the operational support departments related to the mortgage lending operation are housed in this new facility. The Company houses its retail banking operation from its owned facility in Jackson, Michigan.

The Company utilizes a highly sophisticated server-based data processing system. At December 31, 2001, the net book value of the Company’s computer related equipment (including both hardware and software) was approximately $42.8 million.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are parties to various legal proceedings incident to their business. At December 31, 2001, there were no legal proceedings which management anticipates would have a material adverse effect on the Company. See Note 14 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II.

ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The Company’s common stock is traded on the New York Stock Exchange. The trading symbol is FBC. At March 20, 2002, there were 19,280,111 shares of the Company’s common stock outstanding.

QUARTERLY STOCK PRICE/ DIVIDEND INFORMATION

The following table summarizes the Company’s common stock price and dividend activity for:

	Highest	Lowest		Price/	Dividends
	Closing	Closing	Closing	Earnings	Declared in
Period Ending	Price(2)	Price(2)	Price(2)	Ratio(1)	the Period

December 2001	$25.05	$19.25	$20.13	7.8x	$0.070
September 2001	26.00	14.86	23.10	7.3x	0.070
June 2001	17.67	13.63	13.93	5.8x	0.067
March 2001	16.67	13.96	16.67	8.4x	0.067
December 2000	16.75	7.12	16.67	10.7x	0.067
September 2000	8.58	5.15	8.21	5.2x	0.067
June 2000	9.38	5.44	5.44	3.8x	0.067
March 2000	10.64	8.71	8.71	5.8x	0.067
December 1999	11.56	9.88	11.56	6.3x	0.067
September 1999	17.42	8.46	10.30	5.1x	0.067
June 1999	19.01	14.07	16.92	7.8x	0.054
March 1999	20.18	16.75	17.76	8.4x	0.054
December 1998	20.44	13.40	17.50	9.0x	0.054
September 1998	19.43	13.90	15.49	9.5x	0.047
June 1998	19.35	15.49	16.33	11.3x	0.047
March 1998	18.09	11.73	17.76	14.6x	0.040
December 1997			13.26	11.8x	0.040

(1)	Based on most recent twelve-month diluted earnings per share and end-of-period stock prices.

(2)	The market quotations reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

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

Management assessed the Company’s internal control structure over financial reporting presented in conformity with both GAAP and in the creation of the TFR at of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over the financial reporting presented for both GAAP and the TFR, as of December 31, 2001.

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

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2001.

/s/ THOMAS J. HAMMOND	/s/ MARK T. HAMMOND	/s/ MICHAEL W. CARRIE

Thomas J. Hammond Chairman of the Board	Mark T. Hammond Vice Chairman, President, and Chief Executive Officer	Michael W. Carrie Executive Vice President and Chief Financial Officer

March 29, 2002

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the years ended December 31,
	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Summary of Consolidated Statements of Earnings:
Interest income	$438,771	$381,635	$238,670	$191,261	$122,752
Interest expense	325,041	290,126	173,732	137,187	80,033

Net interest income	113,730	91,509	64,938	54,074	42,719
Provisions for losses	33,197	10,576	7,296	18,631	5,015

Net interest income after provisions for losses	80,533	80,933	57,642	35,443	37,704
Other income	213,044	65,353	81,981	118,413	59,836
Operating and administrative expenses	164,710	100,992	80,430	86,843	62,503

Earnings before federal income tax provision	128,867	45,294	59,193	67,013	35,037
Provision for federal income taxes	45,927	16,360	20,772	25,950	13,265

Net earnings	$82,940	$28,934	$38,421	$41,063	$21,772

Basic earnings per share	$4.49	$1.59	$1.88	$2.00	$1.13
Diluted earnings per share	$4.17	$1.57	$1.83	$1.93	$1.12
Dividends per common share	$0.28	$0.27	$0.24	$0.19	$0.04
Summary of Consolidated Statements of Financial Condition:
Total assets	$6,623,824	$5,763,224	$4,310,039	$3,046,445	$1,901,084
Loans receivable	5,875,290	5,222,491	3,808,731	2,558,716	1,655,259
Mortgage servicing rights	168,469	106,425	131,831	150,258	83,845
Retail deposits	2,368,205	1,870,731	1,293,183	835,097	509,106
Wholesale deposits	1,239,898	1,537,234	967,780	1,088,273	600,827
FHLB advances	1,970,505	1,733,345	1,477,000	456,019	482,378
Stockholders’ equity	291,488	196,830	185,714	163,852	126,617
Other Financial and Statistical Data:
Tangible capital ratio	6.13%	5.31%	6.76%	6.44%	5.40%
Core capital ratio	6.13%	5.32%	6.80%	6.54%	5.62%
Total risk-based capital ratio	11.44%	10.30%	13.16%	12.93%	11.74%
Equity-to-assets ratio (at the end of the period)	4.40%	3.42%	4.31%	5.38%	6.66%
Equity-to-assets ratio (average for the period)	3.75%	3.62%	4.69%	5.03%	6.22%
Book value per share	$15.23	$11.03	$9.61	$7.99	$6.17
Shares outstanding	19,140	17,843	19,337	20,505	20,505
Average shares outstanding	18,482	18,231	20,339	20,505	19,256
Mortgage loans originated or purchased	$32,996,998	$9,865,152	$14,550,258	$18,852,885	$7,873,099
Mortgage loans sold	30,879,271	7,982,200	12,854,514	17,803,958	7,222,394
Mortgage loans serviced for others	14,222,802	6,644,482	9,519,926	11,472,211	6,412,797
Capitalized value of mortgage servicing rights	1.18%	1.60%	1.38%	1.31%	1.31%
Interest rate spread	1.82%	1.76%	1.85%	1.85%	2.10%
Net interest margin	1.94%	1.91%	2.02%	2.14%	2.74%
Return on average assets	1.31%	0.56%	1.05%	1.45%	1.29%
Return on average equity	34.98%	15.47%	21.37%	28.77%	20.69%
Efficiency ratio	50.2%	63.6%	53.9%	49.6%	59.7%
Net Charge off ratio	0.29%	0.18%	0.14%	0.17%	0.20%
Ratio of allowances to total loans	0.71%	0.48%	0.60%	0.78%	0.33%
Ratio of non-performing assets to total assets	1.91%	1.49%	1.47%	1.97%	3.29%
Ratio of allowance to non-performing loans	47.9%	39.3%	55.0%	53.8%	12.4%
Number of retail banking centers	71	52	35	28	19
Number of retail loan origination centers	69	42	38	31	35
Number of correspondent offices	15	15	16	15	16

Note — All per share data has been restated for the 3 for 2 stock split completed on July 12, 2001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

In 1993, Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), was formed in order to become the holding company for Flagstar Bank, FSB, a federally chartered stock savings bank founded in 1987. All of the Flagstar common shares were owned by the Thomas J. Hammond family. Flagstar completed an initial public offering (“IPO”) of common stock in May 1997. Since 1994, the Company has worked to increase its retail banking franchise. Initiated by the acquisition of Security Savings Bank, F.S.B., the Company has increased its bank branch locations each year. This growth has been achieved by aggressively developing the Company’s core businesses. This consistent focus on retail deposit gathering, retail and wholesale mortgage lending, and mortgage loan servicing has allowed the Company to increase its net interest income and recurring fee income. The Company’s continued focus on information processing technology has allowed Flagstar to maintain a double digit annual growth rate while keeping control over its operating expenses. As a result, Flagstar has continued to be a highly profitable company over the years, maintaining high returns for its stockholders. During 2001, Flagstar’s return on average equity hit a corporate high of 34.98%, the highest reported by any publicly-traded savings institution. With $6.6 billion in assets at December 31, 2001, Flagstar is the largest savings institution headquartered in Michigan. Flagstar was one of the nations largest mortgage originators with $33.0 billion in mortgage originations during 2001.

RESULTS OF OPERATIONS

Flagstar’s net income totaled $82.9 million ($4.17 per share – diluted) for the year ended December 31, 2001, compared to $28.9 million ($1.57 per share – diluted) in 2000, and $38.4 million ($1.83 per share – diluted) in 1999. The 2001 earnings constitute a 186.9% increase in profitability versus 2000. The 2000 earnings constitute a 24.7% decrease in profitability from 1999.

The drastic swings in annual earnings is a byproduct of the dual operations of the Company. The Company’s operations are broken down into two distinct business lines: mortgage banking and retail banking. The retail banking operation includes the gathering of deposits and investing those deposits in duration matched assets in order to earn spread revenue. On the other hand, mortgage banking involves the origination, packaging, and sale of mortgage loans in order to receive transaction income in the form of a gain on the sale of the loan.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. The Company operates a network of 71 retail banking centers. Throughout 2001, the Company has focused on expanding its branch network in these markets in order to increase its access to retail depositors. This also provides cross-marketing opportunities of consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

In each successive period the retail banking operation has expanded its deposit portfolio along with its associated fixed assets that relate to the new banking centers being opened on a de novo basis. The result has been that each year revenues of this operation have increased. During 2001 and 2000, revenues increased 38.2% and 20.4%, respectively, while pre-tax earnings increased 5.8% in 2001 but decreased 1.2% in 2000. Additionally, identifiable assets decreased 16.6% in 2001 and increased 133.8% in 2000. The primary reason

SEGMENT REPORTING (continued)

for the increases in revenue is the corresponding increases in the amount of earning assets funded by retail deposits. This increase is tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. The small decrease in pre-tax earnings during 2000 is attributable to the rapid branch expansion that is taking place. During 2000 and 2001, the Company opened seventeen and nineteen retail banking centers, a 48.6% and 36.5% increase, respectively.

During 2001, the retail banking operation was responsible for 29.1% of revenues and 32.3% of pre-tax earnings. During 2000, the retail banking operation produced 86.1% of the pre-tax earnings of the Company. The retail banking operation also controlled less than 50% of the average assets of the Company during 2001 and 2000.

MORTGAGE BANKING OPERATIONS

The mortgage banking operation is a much more volatile source of earnings. This operation is reliant on the prevailing interest rate environment, which of course, is outside the Company’s control. The Company has continued to expand its operations and is evident when one views the level of purchased money mortgage originations made in each successive year. During 2001, 2000, 1999, 1998, 1997, and 1996, the Company originated $7.1 billion, $6.1 billion, $6.2 billion, $5.4 billion, $4.1 billion, and $3.7 billion, respectively. Despite the expansion in purchased business, the Company’s origination volumes were extremely volatile and totaled $33.0 billion, $9.9 billion, $14.6 billion, $18.8 billion, $7.9 billion, and $6.8 billion in 2001, 2000, 1999, 1998, 1997, and 1996, respectively. This volatility in originations is created by the changes in the general interest rate environment and the amount of mortgages generated to refinance an existing mortgage loan.

Flagstar’s mortgage banking activity consists of the origination or purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FHLMC, FNMA, or GNMA.

The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2001 and 2000, revenues increased 163.0% and decreased 1.9%, respectively, while pre-tax earnings increased 1,359.5% and decreased 69.2%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

SEGMENT REPORTING (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Retail Banking Operations

	At or for the years ended December 31,
	2001	2000	1999

	(In thousands)
Revenues	$94,820	$68,633	$57,021
Earnings before taxes	41,588	39,314	39,785
Identifiable assets	3,255,673	3,905,526	1,670,121

Mortgage Banking Operations

	At or for the years ended December 31,
	2001	2000	1999

	(In thousands)
Revenues	$231,954	$88,229	$89,898
Earnings before taxes	87,279	5,980	19,408
Identifiable assets	4,021,207	3,679,051	2,773,942

NET INTEREST INCOME

During each of the last three years, there has been an increased level of earnings attributable to net interest income. The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates. During 2001, the Company recognized $113.7 million in net interest income, which represents an increase of 24.3% compared to the $91.5 million reported in 2000 and represented 34.8% of the Company’s total revenue in 2001. This increase is primarily attributable to a $1.1 billion, or 22.9%, increase in average earning assets.

The 2000 total of $91.5 million in net interest income represented an increase of 41.0% when compared to the $64.9 million reported in 1999 and totaled 58.4% of 2000 revenue. The 2000 increase was primarily attributable to a $1.6 billion increase in average earning assets.

During 2000, the interest rate spread dropped ..09% to 1.76%, from 1.85%. The yield earned on the Company’s earning assets increased from 7.41% during 1999 to 7.97% in 2000 but was offset by an increase in the cost of interest-bearing liabilities from 5.56% in 1999 to 6.21% during 2000.

During 2001, the interest rate spread increased ..06% to 1.82%, from 1.76%. The yield earned on the Company’s earning assets decreased from 7.97% during 2000 to 7.49% in 2001 but was offset by a similar decrease in the cost of interest-bearing liabilities from 6.21% in 2000 to 5.67% during 2001.

As the Company’s spread went up and down, so too has the Company’s net interest margin. The margin decreased from 2.02% in 1999 to 1.91% during 2000, and then up to 1.94% in 2001. Each of these changes was the result of the decrease in the ratio of earning assets to interest-bearing liabilities and the change in the net interest spread. As the Company has increased its earning asset base, each additional asset is added with a corresponding paying liability. This method of increasing the asset base has created marginal assets with an interest margin equal to the prevailing interest spread which has been less than the reported margins.

A large portion of the Company’s assets are long-term mortgage loans it has originated and is currently preparing to sell. These mortgage loans are sold upon their conversion to a mortgage-backed security, usually within 90 days. These loans are being funded with short-term liabilities. Typically, there is a spread between the long-term rates associated with the mortgage loans and the short-term rates associated with the funding source. During 2001, this spread continued to widen as the year went by. The spread between these mortgages and these short-term funds reached over 4.00% near the end of the year. These arbitrages affected the overall spread during the fourth quarter and for the year.

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

TABLE 1

AVERAGE YIELDS EARNED AND RATES PAID

	For the years ended December 31,

	2001			2000			1999

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)
Interest-earning assets:
Loans receivable, net	$5,639,266	$424,868	7.53%	$4,642,157	$370,927	7.99%	$3,146,798	$233,188	7.41%
FHLB stock	115,777	8,580	7.41	93,275	7,619	8.17	60,700	4,858	8.00
Other	101,747	5,323	5.23	52,672	3,089	5.86	11,390	624	5.48

Total	5,856,790	$438,771	7.49%	4,788,104	$381,635	7.97%	3,218,888	$238,670	7.41%
Other assets	458,767			381,302			436,890

Total assets	$6,315,557			$5,169,406			$3,655,778

Interest-bearing liabilities:
Retail deposits	$2,204,723	$120,112	5.45%	$1,569,670	$90,597	5.77%	$1,117,989	$57,734	5.36%
Wholesale deposits	1,244,739	71,483	5.74	1,426,819	88,891	6.23	981,330	54,759	5.58
FHLB advances	2,076,400	116,957	5.63	1,541,184	98,775	6.41	889,363	49,136	5.52
Other	202,633	16,489	8.14	137,481	11,863	8.63	135,216	12,103	8.95

Total interest-bearing liabilities	5,728,495	$325,041	5.67%	4,675,154	$290,126	6.21%	3,123,898	$173,732	5.56%
Other liabilities	349,933			307,212			352,055
Stockholders equity	237,129			187,040			179,825

Total liabilities and Stockholders equity	$6,315,557			$5,169,406			$3,655,778

Net interest-earning assets	$128,295			$112,950			$94,990

Net interest income		$113,730			$91,509			$64,938

Interest rate spread			1.82%			1.76%			1.85%

Net interest margin			1.94%			1.91%			2.02%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			102%			103%

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

TABLE 2

RATE/VOLUME ANALYSIS

	For the years ended December 31,

	2001 versus 2000			2000 versus 1999
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
	Rate	Volume	Total	Rate	Volume	Total

	(In Millions)
EARNING ASSETS:
Loans receivable, net	$(25.7)	$79.7	$54.0	$26.9	$110.8	$137.7
FHLB stock	(0.9)	1.8	0.9	0.2	2.6	2.8
Other	(0.6)	2.9	2.3	0.2	2.3	2.5

Total	$(27.2)	$84.4	$57.2	$27.3	$115.7	$143.0
INTEREST-BEARING LIABILITIES:
Retail deposits	$(7.1)	$36.7	$29.6	$6.5	$26.4	$32.9
Wholesale deposits	(6.1)	(11.3)	(17.4)	9.3	24.8	34.1
FHLB advances	(16.1)	34.3	18.2	13.6	36.0	49.6
Other	(1.0)	5.6	4.6	(0.4)	0.2	(0.2)

Total	$(30.3)	$65.3	$35.0	$29.0	$87.4	$116.4

Change in net interest income	$3.1	$19.1	$22.2	$(1.7)	$28.3	$26.6

PROVISION FOR LOSSES

During 2001, the Company recorded a provision for losses of $17.0 million in excess of net charge-offs for the year. This increased the allowance for losses to $42.0 million at December 31, 2001. Management recorded this additional allowance for the following reasons: 1) in order to compensate for the $0.7 billion, or 13.5% increase in loans receivable during 2001; 2) to adjust for increase in the portfolio of non-first lien single family mortgage loans and non-single family mortgage loans which has risen $412.8 million, or 73.9% during 2001; 3) to hedge against the increase of $41.8 million, or 36.2%, in total loan delinquencies experienced during 2001; 4) to provide for losses in the Company’s seriously delinquent loans which have increased $24.1 million, or 37.8% during 2001; and 5) to adjust the allowance for the increased levels of loan charge-offs experienced in 2001. A $3.8 million, or 165.2%, increase in charge-offs was experienced in the fourth quarter versus the third quarter.

PROVISION FOR LOSSES (continued)

Additionally the Company experienced an increase in losses associated with loans sold to the secondary market and later repurchased. Although all of the loans were sold on a non-recourse basis, the Company repurchased $44.0 million, $19.1 million, and $30.9 million in mortgage loans from secondary market investors during 2001, 2000, and 1999, respectively. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2001, the Company had sold $76.8 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $24.4 billion, or 46.6%, larger than the $52.4 billion sold in the 60 months preceding December 31, 2000. These loans were required to be repurchased because of their delinquent status and/or their non-compliance with the underwriting or loan program guidelines that they were initially sold under. A large portion of the mortgage loan charge-offs recorded by the Company ($13.1 million, $8.0 million, and $4.2 million in 2001, 2000, and 1999, respectively) were attributed to loans originated within the prior sixty month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

The level of the allowance for losses at December 31, 2001 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See Tables 9 through 12 for additional information on the Company’s loan loss allowance and non-performing loans.

NON-INTEREST INCOME

Flagstar’s non-interest income totaled $213.0 million for the year ended December 31, 2001, compared to $65.4 million in 2000 and $82.0 million in 1999. The 2001 results constitute a 225.7% increase over 2000 and the 2000 results reflect a 20.2% decrease from 1999. The major portion of these totals are centered in the net gains on loan sales. Unlike typical savings institutions, the gain on loan sales line item for Flagstar is the transaction fee income generated from the origination, loan sale, and simultaneous sale of mortgage servicing rights.

Loan Administration

The Company’s loan servicing operation produced negative net fee income from loans serviced for others of $14.9 million for the year ended December 31, 2001, compared to net fees of $15.7 million recorded in 2000 and net fees of $19.9 million in 1999. The volatility in this revenue source was the result of the changes in the levels of prepayment induced amortization recorded on the mortgage servicing rights portfolio (“MSR”) and the changes in the average volume of loans serviced for others during the respective periods.

During 2001, the volume of loans serviced for others averaged $8.7 billion, an 8.8% increase over the 2000 average servicing portfolio of $8.0 billion, and a 20.9% decrease over the average servicing portfolio of $11.0 billion serviced during 1999. During 2001, the Company recorded $30.6 million, or 35.1 basis points (0.351%), in fee revenue versus $28.8 million recorded in 2000, and $36.4 million recorded in 1999. The fee

NON-INTEREST INCOME (continued)

revenue recorded in 2001 was offset by $45.5 million of MSR amortization. The Company recorded $13.1 million and $16.5 million of MSR amortization during 2000 and 1999, respectively.

Net Gain on Loan Sales

Net gains on loan sales totaled $199.4 million, $21.9 million and $38.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of net gain recorded in any one period is directly affected by the amount of loans sold and the profit spread achieved.

During 2001, the volume of loans sold totaled $30.9 billion, a 286.3% increase from 2000 loan sales of $8.0 billion, and a 38.0% decrease from 1999 loan sales of $12.9 billion. During 2001, the Company received an average 0.65% in gain versus 0.27% recorded in 2000, and 0.30% recorded in 1999. This volatility in the gain on sale spread is attributable to market pricing which changes with demand and the general level of interest rates. As the volume of acquirable loans increases in a lower or falling interest rate environment, the Company is able to achieve higher spreads on the eventual sale of the acquired loans. In contrast when interest rates rise, the volume of acquirable loans decreases and the Company is required to pay more to acquire loans. The Company is then left with a smaller profit margin.

Net Gain on Mortgage Servicing Rights

For 2001, the net gain on the sale of MSR totaled $2.2 million. The 2001 gain was a $12.4 million decrease from the $14.6 million recorded in 2000, and a $6.8 million decrease from the $9.0 million recorded in 1999. The 2001 gain was .010% of the underlying loans sold versus .145% in 2000, and .068% in 1999. The gain on sale of mortgage servicing rights recorded is directly affected by the amount of loan servicing rights sold and the profit spread achieved.

During 2001, the volume of MSR sold totaled $21.6 billion, a 116% increase versus 2000 MSR sales of $10.0 billion, and an 63.6% increase versus 1999 MSR sales of $13.2 billion. During 2001, the Company sold predominantly newly originated MSR, which had a book value more closely approximating the current market value of the MSR sold. In 2000 and 1999, the Company sold some newly originated MSR, but also sold seasoned MSR which had a book value substantially lower than the sales price of the MSR.

The Company sold $86.4 million, $34.0 million and $364.6 million of servicing released sales of loans during 1999, 2000, and 2001, respectively. The Company sold $2.5 billion, $3.6 billion, and $2.2 billion of bulk servicing sales during 1999, 2000, 2001, respectively. The Company, during 1999, 2000 and 2001, sold $10.6 billion, $6.4 billion, and $19.3 billion of flow servicing, respectively.

Other Fees and Charges

Other fees and charges, which include certain loan fees, deposit-related fees, and escrow waiver fees totaled $26.4 million, $13.1 million, and $14.4 million in 2001, 2000, and 1999, respectively. In each period, the total fees recorded were affected by the production volume of loans originated that were not classified as residential mortgage loans and the size of the retail deposit portfolio. The large increase in volume during 2001 was primarily attributable to the recognition of fees generated from the mortgage loan origination process.

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $273.8 million, $153.3 million, and $144.5 million for the years ended December 31, 2001, 2000, and 1999, respectively. The 78.6% increase in overhead expense items in 2001 versus 2000 and the 6.1% increase in expenses between 2000 and 1999 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the retail banking operation.

During 2001, Flagstar opened 19 retail banking centers, bringing the branch network total to 71. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will begin to decrease.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $107.7 million, $65.3 million, and $61.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The 64.9% increase in 2001 is primarily attributable to normal salary increases, the employees hired at the new retail banking centers, and the increase in employees employed to accommodate the Company’s mortgage loan production. Total Company salaried employees increased by 930 full-time equivalents, a 61.3% increase, at December 31, 2001, versus December 31, 2000.

Commission expense, which is a variable cost associated with mortgage loan production, totaled $73.4 million, $27.5 million, and $28.1 million during the years ended December 31, 2001, 2000, and 1999, respectively. Commission expense totaled 0.22%, 0.28%, and 0.19% of total mortgage production in 2001, 2000, and 1999, respectively.

Occupancy and equipment expense totaled $39.7 million, $29.8 million, and $21.0 million during the years ended December 31, 2001, 2000, and 1999, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s deposit branch network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $5.1 million during the year ended December 31, 2001, increased $1.1 million, or 27.5%, over the $4.0 million of expense incurred during the prior year. Advertising expense totaled $3.2 million in 1999. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s deposit branch network.

The Company’s FDIC premiums increased by $0.7 million, to $1.3 million during 2001 compared to $0.6 million recorded in 2000. The premiums decreased by $0.7 million in 2000 compared to the $1.3 million recorded during 1999. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to the expanding deposit base. In 2000, the expense decreased primarily due to the increases in the non-insured jumbo deposit category.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $46.0 million, $24.8 million, and $28.2 million during the years ended December 31, 2001, 2000, and 1999, respectively. The fluctuation in this expense category is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s deposit branch network, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

NON-INTEREST EXPENSE (continued)

TABLE 3

NON-INTEREST EXPENSES

	For the years ended December 31,
	2001	2000	1999

	(In thousands)
Compensation and benefits	$107,671	$65,317	$61,430
Commissions	73,366	27,489	28,122
Occupancy and equipment	39,686	29,829	20,966
Advertising	5,118	4,021	3,172
Core deposit amortization	645	1,290	1,289
Federal insurance premium	1,254	569	1,302
Other	46,025	24,778	28,198

Total	273,765	153,293	144,479
Less: capitalized direct costs of loan closings	(109,055)	(52,301)	(64,049)

Total, net	$164,710	$100,992	$80,430

Efficiency ratio(1)	50.2%	63.6%	53.9%

(1)	Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These costs are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2001 Flagstar deferred $109.0 million of loan origination costs, while during 2000 and 1999 such deferred expenses totaled $52.3 million and $64.0 million, respectively. On a per loan basis, the cost deferrals totaled $494, $703, and $552 during 2001, 2000, and 1999, respectively. The lower cost per loan recorded in 2001 and 1999 reflects the efficiencies created in a higher volume environment. Likewise, in 2000, as volumes decreased, the cost per loan increased because of the initial fixed costs associated with the mortgage banking operation. The 2001 and 2000 numbers are also affected by inflationary increases and the increased costs associated with the Company’s shift to correspondent funding versus wholesale funding which was the predominant lending channel in 1999.

FEDERAL INCOME TAXES

For the year ended December 31, 2001, the Company’s provision for federal income taxes as a percentage of pretax earnings was 35.6%, compared to 36.1% in 2000 and 35.1% in 1999. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 12 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s federal income taxes.

FINANCIAL CONDITION

The Company’s assets totaled $6.6 billion at December 31, 2001, reflecting an increase of $0.8 billion over December 31, 2000. Loans receivable, net increased $0.7 billion, reflecting the increase in the amount of recent residential mortgage loan production held on the Company’s books that is pending sale offset by the substantial decrease in loans held for investment. During 2001, mortgage loan originations totaled $33.0 billion, compared to $9.9 billion in 2000, and $14.6 billion in 1999. Tables 4, 5, 6 and 7 set forth the Company’s loan portfolio and the activity within the different loan categories, for the past five years.

TABLE 4

LOAN PORTFOLIO SCHEDULE

	At December 31,
DESCRIPTION:	2001	2000	1999	1998	1997

	(in thousands)
Mortgage loans available for sale	$2,746,791	$1,437,799	$2,230,381	$1,831,531	$1,197,152
Loans held for investment:
Mortgage loans	2,198,888	3,250,850	1,169,781	321,271	266,349
Second mortgage loans	232,466	168,886	145,075	43,196	15,875
Commercial real estate loans	314,247	194,653	143,652	80,858	31,751
Construction loans	53,505	60,534	46,838	34,367	35,373
Warehouse lending	298,511	66,765	46,222	235,693	77,545
Consumer loans	63,960	59,123	42,758	28,199	34,004
Non-real estate commercial loans	8,922	8,881	7,024	3,601	2,710

Total loans held for investment	3,170,499	3,809,692	1,601,350	747,185	463,607
Allowance for losses	(42,000)	(25,000)	(23,000)	(20,000)	(5,500)

Total loans receivable (net)	$5,875,290	$5,222,491	$3,808,731	$2,558,716	$1,655,259

FINANCIAL CONDITION (continued)

TABLE 5

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2001	2000	1999	1998	1997

	(in thousands)
Beginning mortgage loans available for sale	$1,437,799	$2,230,381	$1,831,531	$1,197,152	$840,767
Mortgage loans originated, net	33,276,507	9,998,948	14,695,761	19,041,414	7,950,098
Mortgage loans repurchased	44,004	19,068	30,889	32,337	58,516
Mortgage loans sold servicing retained, net	30,333,464	7,942,696	12,895,786	17,081,172	6,559,893
Mortgage loans sold servicing released, net	364,579	33,952	86,409	891,907	736,235
Mortgage loan amortization/ prepayments	963,580	377,001	432,932	319,060	273,969
Mortgage loans transferred to held for investment, net	349,895	2,456,949	912,673	147,233	82,132

Ending mortgage loans available for sale	$2,746,791	$1,437,799	$2,230,381	$1,831,531	$1,197,152

TABLE 6

LOANS HELD FOR INVESTMENT ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2001	2000	1999	1998	1997

	(in thousands)
Beginning loans held for investment	$3,809,692	$1,601,350	$747,185	$463,607	$273,569
Loans originated	521,506	393,311	354,277	176,816	127,576
Change in lines of credit	128,310	(79,540)	100,370	148,880	38,859
Loans transferred from available for sale	349,895	2,456,949	912,673	147,233	82,132
Loan amortization/ prepayments	1,596,521	537,609	495,906	170,534	43,239
Loans transferred to repossessed assets	42,383	24,769	17,249	18,817	15,290

Ending loans held for investment	$3,170,499	$3,809,692	$1,601,350	$747,185	$463,607

FINANCIAL CONDITION (continued)

TABLE 7

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2001	2000	1999	1998	1997

	(in thousands)
Beginning loans serviced for others	$6,644,482	$9,519,926	$11,472,211	$6,412,797	$4,801,581
Loans servicing originated	30,514,703	7,982,201	12,768,105	16,912,051	6,530,243
Loan servicing amortization/ prepayments	1,446,092	824,928	1,561,766	1,807,014	1,283,336
Loans servicing sales	21,490,291	10,032,717	13,158,624	10,045,623	3,635,691

Ending loans serviced for others	$14,222,802	$6,644,482	$9,519,926	$11,472,211	$6,412,797

LOANS RECEIVABLE. Mortgage loans available for sale and mortgage loans held for investment increased, in the aggregate, $0.7 billion from $5.2 billion at December 31, 2000 to $5.9 billion at December 31, 2001. Mortgage loans available for sale increased $1.3 billion, or 92.9%, to $2.7 billion at December 31, 2001, from $1.4 billion at December 31, 2000. Loans held for investment decreased $0.6 billion, or 15.8%, from $3.8 billion at December 31, 2000 to $3.2 billion at December 31, 2001.

ALLOWANCE FOR LOSSES. The allowance for losses totaled $42.0 million at December 31, 2001, an increase of $17.0 million, or 68.0%, from $25.0 million at December 31, 2000. The allowance for losses as a percentage of non-performing loans was 47.9% and 39.3% at December 31, 2001 and 2000, respectively. The Company’s non-performing loans totaled $87.7 million and $63.6 million at December 31, 2001 and 2000, respectively, and, as a percentage of total loans, were 1.48% and 1.22% at December 31, 2001 and 2000, respectively.

The increase in the allowance for losses in 2001 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. Additionally, the allowance was increased to compensate for the substantial increase in the amount of total loans outstanding and the increase in the amount of loans which are delinquent. See Asset Quality and Tables 9 through 12 for additional information on the Company’s provision for losses, loan loss allowance, and non-performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $98.8 million at December 31, 2000 to $128.4 million at December 31, 2001. This increase was required to accommodate the Company’s increase in FHLB advances used to fund the increase in the mortgage loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

FINANCIAL CONDITION (continued)

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $139.5 million at December 31, 2001, an increase of $33.2 million, or 31.2%, from $106.3 million at December 31, 2000. The Company added 19 new banking centers to the retail banking network and continued its expansion of the retail origination offices along with its continued investment in technology. Additionally, the Company finished the final 10% build out on its corporate headquarters in 2001.

MORTGAGE SERVICING RIGHTS. MSR totaled $168.5 million at December 31, 2001, an increase of $62.1 million, from $106.4 million at December 31, 2000. For the year ended December 31, 2001, $30.9 billion of loans underlying mortgage servicing rights were originated and purchased, and $23.3 billion were reduced through sales, prepayments, and amortization resulting in a net increase in mortgage loans serviced for others of $7.6 billion from $6.6 billion to $14.2 billion at December 31, 2001. The book value of the portfolio at December 31, 2001 is 1.18% versus 1.60% at December 31, 2000. The decrease in the percentage value of the portfolio is indicative of the decrease in the value of MSR at December 31, 2001. It must be noted that the portfolio at both December 31, 2001 and 2000 is comprised of newly originated MSR. The portfolio at each date does not contain an impairment charge because of its recent origination to the current market rate. The service fee on loans serviced for others stood at .306. Refer to Note 7 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s MSR.

OTHER ASSETS. Other assets increased $27.9 million, or 32.1%, to $114.9 million at December 31, 2001, from $87.0 million at December 31, 2000. The majority of this increase was attributable to an increase in receivables recorded in conjunction with MSR sales that transacted in 2001. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

LIABILITIES. The Company’s total liabilities increased $0.7 billion, or 12.5%, to $6.3 billion at December 31, 2001, from $5.6 billion at December 31, 2000. This increase was attributable to the substantial increase in interest bearing liabilities.

RETAIL DEPOSITS. Retail deposit accounts increased $0.5 billion, or 26.3%, to $2.4 billion at December 31, 2001, from $1.9 billion at December 31, 2000. This increase reflects the Company’s deposit growth strategy through its retail branch expansion. The number of retail banking centers increased from 52 at December 31, 2000 to 71 at December 31, 2001. The Company has been aggressive in its pricing strategy when entering new markets in order to accelerate its growth plan. This strategy has attracted one-year certificates of deposit and money market deposits. At December 31, 2001, the Company’s retail certificates of deposit totaled $1.2 billion, with an average balance of $21,750 and a weighted average cost of 4.91%. The Company’s tiered checking and statement savings plus deposits totaled $1.0 billion, with an average cost of 3.92%. These three deposit products composed 96.4% of total retail deposits.

WHOLESALE DEPOSITS. Wholesale deposit accounts decreased $0.3 billion, or 20.0%, to $1.2 billion at December 31, 2001, from $1.5 billion at December 31, 2000. This decrease reflects the Company’s decision to emphasize it’s retail deposit growth strategy and to move away from the secondary market as a source of funds. These funds were garnered through nationwide advertising of deposit rates, along with broker solicitation. During 2001, the Company began calling on local municipal agencies as another source channel

FINANCIAL CONDITION (continued)

for funding. This public unit funding is included in these funds at December 31, 2001. Wholesale deposits had a weighted average cost of 4.29% at December 31, 2001.

FHLB ADVANCES. FHLB advances increased $0.3 million, or 17.6%, to $2.0 billion at December 31, 2001, from $1.7 million at December 31, 2000. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $2.1 billion and $1.5 billion during 2001 and 2000, respectively.

LONG TERM DEBT. On April 27, 1999, the Company through its subsidiary Trust, completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”.

ACCRUED INTEREST PAYABLE. Accrued interest payable decreased $28.6 million, or 61.2%, to $18.1 million at December 31, 2001, from $46.7 million at December 31, 2000. These amounts represent interest payments which are payable to depositors and other entities from which the Company has borrowed funds. These balances fluctuate with the size of the interest bearing liability portfolio. As stated above the interest bearing liability portfolio increased 36.8% during the period but was offset by a 152 basis point decrease in the cost of liabilities.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others increased $163.0 million, or 241.1%, to $230.6 million at December 31, 2001, from $67.6 million at December 31, 2000. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 2001, including subservicing, equaled $20.9 billion versus $9.4 billion at December 31, 2000.

ESCROW ACCOUNTS. The amount of funds in escrow accounts increased $50.8 million, or 92.5%, to $105.7 million at December 31, 2001, from $54.9 million at December 31, 2000. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount loans serviced and also depend upon the scheduled payment dates for the related expenses. Total residential mortgage loans serviced at December 31, 2001 equaled $25.8 billion versus $14.3 billion at December 31, 2000, an 80.4% increase.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued increased $98.6 million, or 202.5%, to $147.3 million at December 31, 2001, from $48.7 million at December 31, 2000. This liability reflects the outstanding amount of checks the Company has written in conjunction with acquiring mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company’s mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable increased $15.2 million, or 24.4%, to $77.6 million at December 31, 2001, from $62.4 million at December 31, 2000. See Note 12 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

FINANCIAL CONDITION (continued)

OTHER LIABILITIES. Other liabilities increased $29.6 million, or 42.2%, to $99.7 million at December 31, 2001, from $70.1 million at December 31, 2000. This increase is reflective of the increase in mortgage origination volume during the fourth quarter of 2001 versus the comparable 2000 period.

Included in other liabilities is the liability for the preferred stock issued by Capital, a second-tier subsidiary of Flagstar Bank. In February and March of 1998, Capital offered to the public and sold 2.3 million shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing net proceeds totaling $54.4 million. The preferred stock pays interest at a rate of 8.50% per annum. The stock is traded on the New York Stock Exchange under the symbol “FBC-P”.

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

Any difference between the amount of assets and liabilities repricing or maturing within one year is referred to as the “one-year repricing gap.” A positive one-year repricing gap indicates that more assets reprice than liabilities. Conversely, a negative one-year repricing gap indicates that more liabilities reprice than assets. The Company’s one-year repricing gap stood at a negative $118 million, or -1.8% of total assets at December 31, 2001. See Table 8 — Asset/ Liability Repricing Schedule.

While gap analysis is one indicator of interest rate risk utilized in the savings and loan industry, there is no single interest rate risk measurement system that takes into consideration all of the factors which influence the net interest margin. Other significant factors which impact reported net interest margins include changes in the shape of the U.S. Treasury yield curve, the volume and composition of loan originations, and the repayment rates on loans.

Table 8 sets forth the estimated repricing of the Company’s earning assets and interest-bearing liabilities at December 31, 2001, based on the interest rate scenario at that date. The principal amounts of each asset and liability are shown in the period in which they are anticipated to mature or reprice. Average prepayment rates with respect to mortgage loans have been estimated at 9.0%. The decay rate used for savings accounts was 15%.

ASSET AND LIABILITY MANAGEMENT (continued)

TABLE 8

ASSET/ LIABILITY REPRICING SCHEDULE

	Maturing/Repricing In:									FMV
	2002	2003	2004	2005	2006	Thereafter	Total		Rate	Total

	(in millions)
Earning assets:
Mortgage loans available for sale	$512	$77	$172	$37	$174	$1,776	$2,747		6.72%	$2,762
Loans held for investment	1,222	560	468	54	59	807	3,171		7.73	3,283
Other earning assets	136	—	—	—	—	—	136		8.00	136

Total	$1,870	$637	$640	$91	$233	$2,583	$6,054		7.28%	$6,181
Interest-bearing liabilities:
Retail deposits	$1,426	$269	$216	$115	$115	$229	$2,368		4.25%	$2,391
Wholesale deposits	919	278	43	—	—	—	1,240		4.29	1,254
FHLB advances	251	450	150	420	—	700	1,971		5.64	2,065
Long term debt	—	54	75	—	—	—	129		9.08	134

Total	$2,596	$1,051	$484	$535	$115	$929	$5,708		4.85%	$5,844
Off-Balance Sheet:
Commitment to sell loans	$2,822	$(279)	$(249)	$(223)	$(199)	$(1,872)				(9)
Commitment to originate loans	(2,214)	239	421	210	387	956				33

Total	$(118)	$(9)	$10	$(11)	$(12)	$(746)

Interest rate spread									2.43%

Excess (Deficiency) of Earning assets over (to)

Interest-bearing liabilities	$(118)	$(453)	$328	$(456)	$307	$738	$346	(1)

(1)	The excess of earning assets over paying liabilities has the effect of increasing the indicated spread by .28%.

ASSET QUALITY

The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company’s primary lending focus, has historically resulted in minimal charge-offs when viewed as a percent of the Company’s origination volume. At December 31, 2001, approximately 87.9% of the Company’s earning assets consisted of loans collateralized by single family mortgage loans.

The credit quality of the Company’s commercial loan, non-single family mortgage related consumer loan, and commercial real estate loan portfolio, which in the aggregate comprises only 10.6% of earning assets at December 31, 2001, remains good. During the past three years, the Company has emphasized commercial real estate lending in its retail market area and second mortgage lending as an add-on to the Company’s national mortgage lending platform. Management plans to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

Management believes, the Company’s level of non-performing assets, which totaled $126.6 million at December 31, 2001, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the

ASSET QUALITY (continued)

following criteria: 1) a loan more than 90 days past due; 2) real estate acquired in a settlement of a loan; or 3) a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified including loans the Company has classified as impaired. Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $6.1 million, $4.7 million and $4.0 million would have been recorded in 2001, 2000, and 1999, respectively, on non-accrual loans if the loans had performed in accordance with their original terms.

TABLE 9

NON-PERFORMING ASSETS

	At December 31,
	2001	2000	1999	1998	1997

	(in thousands)
Non-accrual loans	$87,682	$63,620	$41,836	$37,190	$44,329
Real estate and other repossessed assets	38,868	22,258	21,364	22,966	18,262

Total non-performing assets	126,550	85,878	63,200	60,156	62,591
Less allowance for losses	(42,000)	(25,000)	(23,000)	(20,000)	(5,500)

Total non-performing assets (net of allowances)	$84,550	$60,878	$40,200	$40,156	$57,091

Ratio of non-performing assets to total assets	1.91%	1.49%	1.47%	1.97%	3.29%
Ratio of non-performing loans to total loans	1.48%	1.22%	1.09%	1.44%	2.67%
Ratio of allowances to non-performing loans	47.90%	39.30%	54.98%	53.78%	12.41%
Ratio of allowances to total loans	0.71%	0.48%	0.60%	0.78%	0.33%
Ratio of net charge-offs to average loans	0.29%	0.18%	0.14%	0.17%	0.20%

The Company’s 2001 year-end ratio of non-performing assets to total assets was 1.91%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company’s portfolio. At December 31, 2001, $79.0 million, or 90.1% of total non-performing loans were secured by residential real estate.

During 2001, the Company recorded a provision for losses of $17.0 million, this increased the allowance for losses to $42.0 million. Management recorded this additional allowance for the following reasons: 1) in order to compensate for the $0.7 billion, or 13.5% increase in loans receivable during 2001; 2) to adjust for increase in the portfolio of non-first lien single family mortgage loans and non-single family mortgage loans which has risen $412.8 million, or 73.9% during 2001; 3) to hedge against the increase of $41.8 million, or 36.2%, in total loan delinquencies experienced during 2001; 4) to provide for losses in the Company’s seriously delinquent loans which have increased $24.1 million, or 37.8% during 2001; and 5) to adjust the allowance for the increased levels of loan charge-offs experienced in 2001. A $3.8 million, or 165.2%, increase was experienced in the fourth quarter versus the third quarter.

Additionally the Company experienced an increase in losses associated with loans sold to the secondary market and later repurchased. Although all of the loans were sold on a non-recourse basis, the Company repurchased $44.0 million, $19.1 million, and $30.9 million in mortgage loans from secondary market investors during 2001, 2000, and 1999, respectively. Generally, for loans sold to the secondary market, the Company is

ASSET QUALITY (continued)

responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2001, the Company had sold $76.8 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $24.4 billion, or 46.6%, larger than the $52.4 billion sold in the 60 months preceding December 31, 2000. These loans were required to be repurchased because of their delinquent status and/or their non-compliance with the underwriting or loan program guidelines that they were initially sold under. A large portion of the charge-offs recorded by the Company ($16.2 million, $8.6 million, and $4.3 million in 2001, 2000, and 1999, respectively) were attributed to loans originated within the prior sixty month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

The increase in the allowance for losses in 2001 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See Tables 9 through 12 for additional information on the Company’s loan loss allowance and non-performing loans. Also refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s policies regarding provisions for losses and allowances for uncollected interest.

TABLE 10

NON-ACCRUAL LOANS AT DECEMBER 31, 2001

	Loan	Non-performing	As a % of	As a % of
	Portfolio	Loan	Loan Portfolio	Non-performing
	Balance	Balance	Balance	Loans

	(in thousands)
One- to four-family	$4,945,679	$76,509	1.55%	87.3%
Second mortgages	232,466	2,083	0.90	2.4
Commercial real estate	314,247	7,174	2.28	8.2
Construction	53,505	374	0.70	0.4
Warehouse lending	298,511	1,416	0.47	1.6
Consumer	63,960	126	0.20	0.1
Non-real estate commercial	8,922	—	—	—

Total loans	5,917,290	87,682	1.48%	100.0%
Less allowances for losses	(42,000)	(42,000)

Total loans (net of allowances)	$5,875,290	$45,682

ASSET QUALITY (continued)

TABLE 11

ALLOCATION OF THE ALLOWANCE FOR LOSSES

	At December 31,

	2001		2000		1999		1998		1997

		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Mortgage loans:
Available for sale	$—	46.4%	$3,228	27.4%	$7,112	58.7%	$7,751	71.1%	$2,646	72.1%
Held for investment	38,522	37.2%	18,071	62.0%	12,605	29.9%	8,930	14.1%	1,721	17.0%
Construction	153	0.9%	278	1.1%	183	1.2%	225	1.3%	313	2.1%
Consumer	1,603	1.1%	1,966	1.1%	1,528	1.1%	770	1.1%	527	2.0%
Non-real estate commercial	72	0.2%	51	0.2%	15	—%	34	0.2%	25	0.2%
Commercial real estate	975	5.3%	257	3.7%	552	3.8%	769	3.1%	258	1.9%
Warehouse lending	439	5.0%	959	1.3%	745	1.2%	1,500	9.1%	—	4.7%
Second mortgages	236	3.9%	190	3.2%	260	3.8%	21	—%	10	—%

Total	$42,000	100.0%	$25,000	100.0%	$23,000	100.0%	$20,000	100.0%	$5,500	100.0%

ASSET QUALITY (continued)

TABLE 12

ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

	2001	2000	1999	1998	1997

	(In thousands)
Beginning balance	$25,000	$23,000	$20,000	$5,500	$3,500
Provision for losses	33,197	10,576	7,296	18,631	5,015
Charge-offs
Mortgage loans	(13,136)	(8,006)	(4,152)	(3,741)	(3,231)
Consumer loans	(749)	(381)	(177)	(236)	(81)
Commercial loans	(2,521)	(1)	(15)	(30)	(1)
Construction loans	(20)	(2)	(6)	(391)	(446)
Other	(429)	(320)	(294)	—	—

Total	(16,766)	(8,684)	(4,644)	(4,275)	(3,248)
Recoveries
Mortgage loans	221	29	176	185	548
Consumer loans	255	97	21	78	10
Commercial loans	182	—	12	4	186
Construction loans	—	—	139	—	—
Other	—	8	—	—	—

Total	569	108	348	144	233

Ending balance	$42,000	$25,000	$23,000	$20,000	$5,500

Net charge-off ratio	0.29%	0.18%	0.14%	0.17%	0.20%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are retail and wholesale customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations, and customer escrow accounts. Additionally, during the past four years, the Company and its affiliates have issued securities in three separate offerings to the capital markets, generating over $160 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $2.6 billion during 2001, representing an increase of $1.7 billion, or 184.3%, compared to 2000. This increase was attributable to the lower interest rate environment experienced during 2001, which created an increase in the amount of loan refinancings and loan payoffs.

Sales of mortgage loans totaled $30.9 billion in principal balance during 2001, compared to $8.0 billion in 2000. The sales recorded during 2001 were higher than in 2000 due to the increased loan origination volume. During 2000 and 2001, the Company sold 80.9% and 93.6%, respectively, of the loans originated.

Retail customer deposits increased $0.5 billion, or 26.3%, and totaled $2.4 billion at December 31, 2001. The increase is directly attributable to the Company’s continued aggressive approach to expanding the retail deposit network.

Wholesale customer deposits decreased $0.3 billion, or 20.0%, and totaled $1.2 billion at December 31, 2001. The decrease is the result of management’s decision to put more emphasis on growing the retail deposit network and to not rely on wholesale deposits.

During 2001, the Company increased its borrowings from the FHLB by $0.3 billion, or 13.3%. The Company utilizes FHLB advances to assist in funding mortgage loan production.

The Company paid a quarterly cash dividend of $0.067 on its common stock on February 15, 2001 and May 15, 2001 and a $0.07 on July 31, 2001, and November 30, 2001.

Stockholders’ equity increased $94.7 million to $291.5 million at December 31, 2001, an increase of 48.1% over December 31, 2000. This level of stockholders’ equity represented 4.40% of total assets at December 31, 2001.

The board of directors of the Company adopted a Stock Repurchase Program on September 21, 1999. The Company repurchased a total of 1.2 million shares totaling $12.1 million during 1999. These shares were repurchased at a weighted price of $9.97 per share. During 2000, the Company repurchased an additional 1.5 million shares. The total of the shares repurchased by the Company approximates 13.1% of the outstanding shares prior to the commencement of the program. The repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company have been adjusted accordingly. On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”. Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, also moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly

LIQUIDITY AND CAPITAL RESOURCES (continued)

traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”. Flagstar Capital, a real estate investment trust and third-tier subsidiary of Flagstar Bancorp, also moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The preferred stock, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

At December 31, 2001, the Company had outstanding rate-lock commitments to lend $3.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $64.8 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2001, the Company had outstanding commitments to sell $2.6 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $426.6 million at December 31, 2001. Such commitments include $307.3 million in unused warehouse lines of credit to various mortgage companies at December 31, 2001.

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” Statement 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. In June of 2001, the FASB also issued Statement No. 142,“Goodwill and Other Intangible Assets” which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the statement. The Company has no goodwill at December 31, 2001, therefore the adoption of these statements will not impact the Company’s results of operations or financial position.

In June of 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company’s results of operations or financial position.

In August of 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 supersedes certain previously issued accounting pronouncements. The statement was issued to establish a single accounting model for long-lived assets to be disposed of by sale. It broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The statement is effective prospectively for fiscal years beginning after December 15, 2001 and will only impact the Bank if future transactions occur that involve disposal of long-lived assets.

ACCOUNTING AND REPORTING DEVELOPMENTS (continued)

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

CRITICAL ACCOUNTING POLICIES. The Company has established various accounting policies that govern the application of generally accepted accounting principles in the preparation of the financial statements. The significant accounting policies of the Company are discussed in the footnotes to the consolidated financial statements. Application of these accounting policies involves judgments and assumptions by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments, assumptions and estimates. Refer to the section entitled Asset Quality and Note 3 to the financial statements for further description of the impact of the significant account policies.

The information set for the under Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” — Asset/ Liability Management” is incorporated herein.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors and Shareholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 14, 2002

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At December 31,
	2001	2000

Assets
Cash and cash equivalents	$110,447	$76,679
Loans receivable
Mortgage loans available for sale	2,746,791	1,437,799
Loans held for investment	3,170,499	3,809,692
Less: allowance for losses	(42,000)	(25,000)

Loans receivable, net	5,875,290	5,222,491
Federal Home Loan Bank stock	128,400	98,800
Other investments	7,949	4,133

Total earning assets	6,011,639	5,325,424
Accrued interest receivable	40,008	39,075
Repossessed assets	38,868	22,258
Premises and equipment	139,529	106,325
Mortgage servicing rights	168,469	106,425
Other assets	114,864	87,038

Total assets	$6,623,824	$5,763,224

Liabilities and Stockholders’ Equity
Liabilities
Retail deposit accounts	$2,368,205	$1,870,731
Wholesale deposit accounts	1,239,898	1,537,234
Federal Home Loan Bank advances	1,970,505	1,733,345
Long term debt	74,750	74,750

Total interest bearing liabilities	5,653,358	5,216,060
Accrued interest payable	18,081	46,719
Undisbursed payments on loans serviced for others	230,585	67,627
Escrow accounts	105,716	54,852
Liability for checks issued	147,287	48,663
Federal income taxes payable	77,584	62,390
Other liabilities	99,725	70,083

Total liabilities	6,332,336	5,566,394
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock – $.01 par value, 40,000,000 shares authorized, 21,790,827 and 20,572,985 shares issued, 19,139,911 and 17,842,430 shares outstanding at December 31, 2001 and 2000, respectively	191	179
Additional paid in capital	22,049	5,314
Retained earnings	269,248	191,337

Total stockholders’ equity	291,488	196,830

Total liabilities and stockholders’ equity	$6,623,824	$5,763,224

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Earnings
(in thousands, except per share data)

	For the years ended December 31,
	2001	2000	1999

Interest Income
Loans	$424,868	$370,927	$233,188
Other	13,903	10,708	5,482

Total	438,771	381,635	238,670
Interest Expense
Deposits	191,595	179,488	112,493
FHLB advances	116,957	98,775	49,136
Other	16,489	11,863	12,103

Total	325,041	290,126	173,732

Net interest income	113,730	91,509	64,938
Provision for losses	33,197	10,576	7,296

Net interest income after provision for losses	80,533	80,933	57,642
Non-Interest Income
Loan administration	(14,940)	15,753	19,872
Net gain on loan sales	199,358	21,930	38,673
Net gain on sales of mortgage servicing rights	2,231	14,574	9,010
Other fees and charges	26,395	13,096	14,426

Total	213,044	65,353	81,981
Non-Interest Expense
Compensation and benefits	75,255	44,166	35,810
Occupancy and equipment	39,685	29,306	20,966
General and administrative	49,770	27,520	23,654

Total	164,710	100,992	80,430

Earnings before federal income taxes	128,867	45,294	59,193
Provision for federal income taxes	45,927	16,360	20,772

Net Earnings	$82,940	$28,934	$38,421

Earnings per share – Basic	$4.49	$1.59	$1.88

Earnings per share – Diluted	$4.17	$1.57	$1.83

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at January 1, 1999	$206	$29,919	$133,727	$163,852
Net earnings	—	—	38,421	38,421
Stock options exercised	—	393	—	393
Dividends paid ($0.24 per share)	—	—	(4,870)	(4,870)
Common stock repurchased	(12)	(12,070)	—	(12,082)

Balance at December 31, 1999	194	18,242	167,278	185,714
Net earnings	—	—	28,934	28,934
Stock options exercised	—	211	—	211
Common stock issued	—	1	—	1
Dividends paid ($0.27 per share)	—	—	(4,875)	(4,875)
Common stock repurchased	(15)	(13,140)	—	(13,155)

Balance at December 31, 2000	179	5,314	191,337	196,830
Net earnings	—	—	82,940	82,940
Stock options exercised	12	11,275	—	11,287
Tax benefit from stock options exercised	—	5,460	—	5,460
Dividends paid ($0.274 per share)	—	—	(5,029)	(5,029)

Balance at December 31, 2001	$191	$22,049	$269,248	$291,488

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2001	2000	1999

Operating Activities
Net earnings	$82,940	$28,934	$38,421
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	33,197	10,576	7,296
Depreciation and amortization	65,713	26,249	25,061
Net gain on the sale of assets	(1,286)	(576)	(169)
Net gain on loan sales	(199,358)	(21,930)	(38,673)
Net gain on sales of mortgage servicing rights	(2,231)	(14,574)	(9,010)
Proceeds from sales of loans available for sale	31,376,503	8,104,472	12,997,656
Originations and repurchases of loans available for sale, net of principal repayments	(32,836,032)	(9,746,909)	(13,379,378)
Increase in accrued interest receivable	(934)	(12,446)	(1,817)
(Increase) decrease in other assets	(28,476)	(12,313)	47,108
(Decrease) increase in accrued interest payable	(28,638)	31,030	(970)
Increase (decrease) in liability for checks issued	98,624	18,237	(35,208)
(Decrease) increase in federal income taxes payable	(5,323)	22,109	(5,863)
Provision (benefit) for deferred federal income taxes	25,977	(9,957)	6,836
Increase (decrease) in other liabilities	29,641	(605)	(12,005)

Net cash used in operating activities	(1,389,683)	(1,577,703)	(360,715)
Investing Activities
Net change in other investments	(3,816)	(4,133)	500
Originations of loans held for investment, net of principal repayments	933,317	217,030	(854,165)
Purchase of Federal Home Loan Bank stock	(29,600)	(18,950)	(22,013)
Proceeds from the disposition of repossessed assets	24,210	23,119	19,003
Acquisitions of premises and equipment	(53,138)	(72,182)	(23,076)
Proceeds from the disposition of premises and equipment	445	518	32
Increase in mortgage servicing rights	(488,829)	(137,956)	(199,912)
Proceeds from the sale of mortgage servicing rights	383,484	164,863	210,800

Net cash provided by (used in) investing activities	766,073	172,309	(868,831)
Financing Activities
Net increase in retail deposit accounts	497,474	577,548	458,086
Net (decrease) increase in wholesale deposit accounts	(297,337)	569,455	(120,493)
Net increase in Federal Home Loan Bank advances	232,160	256,345	1,020,981
Proceeds from the issuance of long term debt	—	—	74,750
Net receipt (disbursement) of payments of loans serviced for others	162,959	(1,604)	(115,267)
Net receipt (disbursement) of escrow payments	50,864	(20,488)	(29,115)
Proceeds from the exercise of stock options	11,287	212	393
Common stock repurchased	—	(13,155)	(12,082)
Dividends paid to stockholders	(5,029)	(4,875)	(4,870)

Net cash provided by financing activities	657,378	1,363,437	1,272,383

Net increase (decrease) in cash and cash equivalents	33,768	(41,957)	42,837
Beginning cash and cash equivalents	76,679	118,636	75,799

Ending cash and cash equivalents	$110,447	$76,679	$118,636

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$55,791	$24,769	$17,249

Total interest payments made on deposits and other borrowings	$353,680	$259,096	$174,702

Federal income taxes paid	$27,000	$11,000	$19,500

Loans available for sale transferred to held for investment	$349,895	$2,456,949	$912,673

The accompanying notes are an integral part of these statements

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $6.6 billion in assets at December 31, 2001, Flagstar is the largest savings institution and 3rd largest banking institution headquartered in Michigan.

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

Note 2 – Corporate Structure

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Title Company (“Title”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in an initial public offering. Title is a real estate title insurance agency which operates in the state of Michigan.

The Bank, the Company’s primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Intermediate Holding Company (“Holding”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar Capital Corporation (“Capital”) and Flagstar LLC (“LLC”).

Capital has issued publicly-owned preferred stock (NYSE : FBC-P) and is a real estate investment trust whose common stock is owned solely by Holding. Capital and LLC purchase mortgage loans from the Bank and hold them for investment purposes.

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

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction. Repossessed assets include properties acquired through foreclosure that are transferred at fair value, less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control.

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

Mortgage Servicing Rights

The Company purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets for purchased rights and for the allocated fair value of retained servicing rights on loans sold. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

Mortgage servicing rights are periodically evaluated for impairment. For purposes of measuring impairment, mortgage-servicing rights are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon), interest rate and date of loan acquisition. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.

Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

Financial Instruments and Derivatives

The Company enters into certain financial instruments with off-balance sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company uses traditional financial instruments such as interest rate lock commitments and forward sales commitments for this purpose. Company policy allows the use of interest rate futures, rate swaps or other hedging instruments to manage its exposure to interest rate risk, however, these have not been utilized during the years ended December 31, 2001 or 2000. The Company does not retain interests in the loans it sells, nor does it enter into more volatile financial instruments such as leveraged derivatives or structured notes.

The Company implemented Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001. The cumulative effect of the adoption of Statement 133 was not material. For the year ended

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

December 31, 2001 the Company’s hedging policies using forward commitments, as they relate to interest rate lock commitments and mortgage loans held for sale, were highly effective. Therefore, the impact of Statement 133 on net income was not material.

Loan Sales

The Company sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Company makes certain representations and warranties to the investors. Should an investor determine that a breach of such representation or warranty has occurred, the Company may be required to repurchase the loan from the investor. Such representations and warranties generally relate to the fact that the loan has been underwritten in accordance with the investor’s guidelines and that the loan conforms to the laws of the state of origination. Gain or loss on the sales of loans is recognized upon the execution of a binding contract and receipt of a minimum down payment.

Preferred Stock of a Subsidiary

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares are traded on the New York Stock Exchange under the symbol “FBC-P”. Capital used the net proceeds raised from the offering of the Series A Preferred Shares to acquire mortgage loans from the Bank. Capital is a real estate investment trust for federal income tax purposes. The net proceeds received by Capital qualify as regulatory capital, with certain limitations as defined by regulation. The Series A Preferred Shares are recorded on the books of the Company as a minority interest and are included in other liabilities. Dividends paid on the Series A Preferred Shares are deductible for tax purposes and included in interest expense — other.

The Series A Preferred Shares are generally not redeemable until February 24, 2003. On or after that date, the Series A Preferred Shares are redeemable in whole or in part by the Company for cash. The Series A Preferred Shares are not subject to a sinking fund or mandatory redemption and are not convertible into any securities of the Company.

Preferred Securities of a Trust Subsidiary

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”.

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

Stock Repurchase Program

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

The Company released data on January 5, 2000 that stated the Company had repurchased a total of 1.2 million shares through December 31, 1999. These shares were repurchased at a weighted price of $9.97 per share.

On January 26, 2000, the Company announced the completion of the first repurchase program and the approval of an additional 1.5 million shares to be repurchased. Through December 31, 2000, the Company had repurchased a total of 2,732,025 shares, including the above mentioned 1.2 million shares, for a total price of $25.2 million. The shares were repurchased at a weighted price of $9.24 per share.

Stock Split

On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company have been adjusted accordingly.

Stock Exchange Move

On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”. Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”. Flagstar Capital, a real estate investment trust and third tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

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

The financial condition and results of operations of the Company are dependent to a significant degree upon appraisals of loan collateral, evaluations of creditworthiness of borrowers and assumptions about future events and economic conditions effecting interest rates. Recent history has demonstrated that these estimates and assumptions are subject to rapid change and such changes can materially affect the reported financial position and results of operations of the Company. Significant accounts where use of these estimates are more susceptible to change in the near term include the allowance for loan loss, the value loans available for sale and the fair value of mortgage servicing rights.

Reclassifications

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2001 presentation.

Recently Issued Accounting Standards

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, “Business Combinations.” Statement 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. In June of 2001, the FASB also issued Statement No. 142, “Goodwill and Other Intangible Assets” which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the statement. The Company has no goodwill at December 31, 2001, therefore the adoption of these statements is not expected to impact the Company’s results of operations or financial position.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

In June of 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.” Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company’s results of operations or financial position.

In August of 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement 144 supersedes certain previously issued accounting pronouncements. The statement was issued to establish a single accounting model for long-lived assets to be disposed of by sale. It broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The statement is effective prospectively for fiscal years beginning after December 15, 2001 and will only impact the Bank if there are future transactions that involve the disposal of long-lived assets.

Note 4 – Loans Receivable

The loan portfolio is summarized as follows (in thousands):

	December 31,
	2001	2000

Available for sale – mortgage loans	$2,746,791	$1,437,799
Held for investment
Mortgage loans	2,198,888	3,250,850
Second mortgage loans	232,466	168,886
Commercial real estate loans	314,247	194,653
Commercial loans	8,922	8,881
Construction loans	53,505	60,534
Warehouse lending	298,511	66,765
Consumer loans	63,960	59,123

Total	3,170,499	3,809,692

Total loans	5,917,290	5,247,491
Less allowance for losses	(42,000)	(25,000)

Total	$5,875,290	$5,222,491

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 4 – Loans Receivable (continued)

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2001	2000	1999

Balance, beginning of period	$25,000	$23,000	$20,000
Provision charged to earnings	33,197	10,576	7,296
Charge-offs, net of recoveries	(16,197)	(8,576)	(4,296)

Balance, end of period	$42,000	$25,000	$23,000

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $87.7 million at December 31, 2001 and $63.6 million at December 31, 2000. Interest that would have been accrued on such loans totaled approximately $6.1 million, $4.7 million, and $4.0 million during 2001, 2000, and 1999, respectively.

At December 31, 2001, the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $11.2 million and the average outstanding balance for the year ended December 31, 2001 was $7.3 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 2001, was not significant. At December 31, 2000, the recorded investment in impaired loans totaled $3.6 million and the average outstanding balance for the year ended December 31, 2000 was $2.5 million.

Note 5 – Repossessed Assets

Repossessed assets include the following (in thousands):

	December 31,
	2001	2000

One-to-four family	$38,389	$22,078
Commercial properties	479	180

Repossessed assets, net	$38,868	$22,258

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 6 – Premises and Equipment

Premises and equipment balances are as follows (in thousands):

	December 31,
	2001	2000

Construction in progress	$—	$4,699
Land	12,924	12,924
Office buildings	64,589	56,470
Computer hardware and software	72,600	42,759
Furniture, fixtures and equipment	39,359	27,090
Automobiles	487	507

Total	189,926	144,449
Less accumulated depreciation	(50,430)	(38,124)

Premises and equipment, net	$139,529	$106,325

Depreciation expense amounted to approximately $19.5 million, $11.7 million, and $7.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $6.2 million, $7.4 million and $6.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2001 (in thousands):

2002	$6,008
2003	4,614
2004	2,997
2005	2,053
2006	1,060
Thereafter	1,107

Total	$17,839

In October 2000, the Company took occupancy of a new headquarters facility located in Troy, Michigan. The building replaced three separate facilities the Company was leasing. The total cost of the facility was $59.3 million including interest capitalized during the construction period of $2.0 million.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 7 – Mortgage Servicing Rights

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans at December 31, 2001 and 2000 are summarized as follows (in thousands):

	December 31,
Mortgage loans serviced for:	2001	2000

FHLMC and FNMA	$14,071,944	$6,392,055
MSHDA	65,823	63,692
GNMA	1,494	1,718
Other investors	83,541	187,017

Total	$14,222,802	$6,644,482

In addition and not included in the above totals are $6.7 billion and $2.8 billion of mortgage loans at December 31, 2001 and 2000, respectively. These loans are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $296.4 million and $104.4 million at December 31, 2001 and 2000, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	For the years ended December 31,
	2001	2000	1999

Balance, beginning of period	$106,425	$131,831	$150,258
Capitalization	488,829	157,824	199,912
Sales	(381,253)	(170,157)	(201,790)
Amortization	(45,532)	(13,073)	(16,549)

Balance, end of period	$168,469	$106,425	$131,831

At December 31, 2001, 2000, and 1999, the estimated fair value of the mortgage loan servicing portfolio was $244.3, $110.1, and $141.9 million, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 8 – Retail Deposit Accounts

The retail deposit accounts are as follows (in thousands):

	December 31,
	2001	2000

Demand accounts	$332,843	$158,668
Savings accounts	801,694	340,111
Certificates of deposit	1,233,668	1,371,952

Total	$2,368,205	$1,870,731

Non-interest bearing deposits included in the demand accounts balances at December 31, 2001 and 2000 were approximately $150.8 million and $68.6 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $249.4 million and $270.5 million at December 31, 2001 and 2000, respectively.

The following indicates the scheduled maturities of the Company’s retail certificates of deposit as of December 31, 2001 (in thousands):

December 31,

Three months or less	$380,418
Over three through six months	199,916
Over six through twelve months	398,227
One to two years	153,805
Thereafter	101,302

Total	$1,233,668

Interest expense on retail deposit accounts is summarized as follows (in thousands):

	For the years ended December 31,
	2001	2000	1999

Demand accounts	$7,976	$3,647	$2,959
Savings accounts	28,370	18,245	16,133
Certificates of deposit	83,766	68,705	38,642

Total	$120,112	$90,597	$57,734

Note 9 – Wholesale Deposit Accounts

The wholesale deposit accounts are entirely made up of certificates of deposit. These certificates carried a weighted rate of 4.29%. The aggregate amount of wholesale certificates of deposit with a minimum

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 9 – Wholesale Deposit Accounts (continued)

denomination of $100,000 was approximately $441.2 million and $1.4 billion at December 31, 2001 and 2000, respectively.

The following indicates the scheduled maturities of the Company’s wholesale deposits as of December 31, 2001 (in thousands):

December 31,
2001

Three months or less	$425,802
Over three through six months	186,059
Over six through twelve months	306,878
One to two years	277,503
Thereafter	43,656

Total	$1,239,898

Interest expense recorded totaled $71.4 million, $88.9 million, and $54.8 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 10 – FHLB Advances

The following indicates certain information related to the FHLB advances (in thousands):

	For the years ended December 31,
	2001	2000	1999

Maximum outstanding at any month end	$2,319,093	$1,800,764	$1,477,000
Average balance	2,076,400	1,541,184	889,363
Average interest rate	5.63%	6.41%	5.52%

The Company has the authority and approval from the FHLB to utilize a total of $3.0 billion in collateralized borrowings. Advances at December 31, 2001 totaled $2.0 billion and carried a weighted rate of 5.64%. The following outlines the Company’s advance maturity dates as of December 31, 2001 (in millions):

2002	$200.0
2003	450.0
2004	150.0
2005	420.0
Thereafter	700.0

Total	$1,920.0

The remaining $50.5 million are daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 11 – Long Term Debt

On April 27, 1999, the Company completed the sale of 2.99 million shares of preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”.

The preferred securities are generally not redeemable until April 27, 2004. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

After the sale of the preferred securities, the Company issued junior subordinated debentures to Trust totaling $74.8 million. The debentures pay interest at 9.5% per annum.

Note 12 – Federal Income Taxes

Components of the provision for federal income taxes consists of the following (in thousands):

	For the years ended December 31,
	2001	2000	1999

Current provision/(benefit)	$19,950	$26,317	$13,936
Deferred provision/(benefit)	25,977	(9,957)	6,836

	$45,927	$16,360	$20,772

The Company’s effective tax rates differ from the statutory federal tax rates. The following is a summary of such differences (in thousands):

	For the years ended December 31,
	2001	2000	1999

Provision at statutory federal income tax rate	$45,103	$15,853	$20,718
Increase (decrease) resulting from:
Amortization of deposit premium	226	452	452
Other, net	598	55	(398)

Provision at effective federal income tax rate	$45,927	$16,360	$20,772

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 12 – Federal Income Taxes (continued)

The details of the net tax liability are as follows (in thousands):

	December 31,
	2001	2000

Deferred tax assets:
Book bad debt reserves	$14,945	$8,995
Delinquent interest	2,135	961
Purchase accounting valuation adjustments	159	153
Capitalized foreclosure costs	2,254	1,271
Premises and equipment	—	681
Other	845	140

Total	20,338	12,201
Deferred tax liabilities:
Deferred fees	(2,674)	(3,686)
Tax bad debt reserves	(627)	(940)
Premises and equipment	(7,158)	—
Mortgage loan servicing rights	(58,961)	(37,249)
Mark-to-market adjustments on earning assets	(15,692)	(9,122)

Total	(85,112)	(50,997)

Net deferred tax liability	(64,773)	(38,796)
Current payable	(12,811)	(23,594)

Net tax liability	$(77,584)	$(62,390)

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

Income taxes have been provided for the $4.9 million temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The Company began recapturing this difference in 1998 using a 6 year recapture period. As of December 31, 2001, the Company had approximately $1.8 million in tax bad debt reserves yet to be recaptured.

Note 13 – Employee Benefits

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their annual compensation up to a maximum of $10,200 annually. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $5,100.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 13 – Employee Benefits (continued)

The Company’s contributions vest at a rate such that an employee is fully vested after seven years of service. The Company’s contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were approximately $1.6 million, $1.1 million, and $1.0 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

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

Note 15 – Regulatory Capital Requirements

Flagstar Bank, FSB is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 15 – Regulatory Capital Requirements (continued)

corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001 and 2000, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized
					Under Prompt
					Corrective
			For Capital		Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Tangible capital (to tangible assets)	$405,877	6.1%	$99,279	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	405,877	6.1%	198,559	3.0%	$330,931	5.0%
Tier I capital (to risk weighted assets)	405,877	10.4%	N/A	N/A	234,913	6.0%
Total capital (to risk weighted assets)	447,765	11.4%	313,209	8.0%	391,511	10.0%
As of December 31, 2000:
Tangible capital (to tangible assets)	$304,945	5.3%	$86,203	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	305,590	5.3%	172,425	3.0%	$287,375	5.0%
Tier I capital (to risk weighted assets)	305,590	9.5%	N/A	N/A	192,389	6.0%
Total capital (to risk weighted assets)	330,351	10.3%	256,499	8.0%	320,624	10.0%

Note 16 – Concentrations of Credit

Properties collateralizing loans receivable are geographically disbursed throughout the United States. As of December 31, 2001, approximately 19.3% of these properties are located in Michigan (measured by principal

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 16 – Concentrations of Credit (continued)

balance), and another 54.2% are located in the states of Arizona, New York, California, Georgia, Colorado, Ohio, Washington, Florida, Texas, and Illinois. No other state contains more than 2% of the properties collateralizing these loans.

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2001 and 2000. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

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

Long Term Debt: The preferred securities of Flagstar Trust are traded on the New York Stock Exchange under the symbol “FBC-O”.

Other Liabilities: Included in other liabilities is the preferred stock of Flagstar Capital This preferred stock is traded on the New York Stock Exchange under the symbol “FBC-P”.

Mortgage Servicing Rights: See Note 3 for a description of the method used to value the mortgage servicing rights.

Financial instruments with off-balance-sheet risk: The fair value of financial futures contracts, forward delivery contracts and fixed rate commitments to extend credit are based on current market prices.

The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,

	2001		2000
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$110,447	$110,447	$76,679	$76,679
Mortgage loans available for sale	2,746,791	2,761,711	1,437,799	1,452,706
Loans held for investment	3,170,499	3,282,667	3,784,692	3,782,080
FHLB stock	128,400	128,400	98,800	98,800
Other investments	7,949	7,949	4,133	4,133
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,134,537)	(1,134,537)	(498,779)	(498,779)
Certificates of deposit	(1,233,668)	(1,256,744)	(1,371,952)	(1,376,300)
Wholesale certificates of deposit	(1,239,898)	(1,254,179)	(1,537,234)	(1,542,106)
FHLB advances	(1,970,505)	(2,065,125)	(1,733,345)	(1,601,339)
Long Term Debt	(74,750)	(75,647)	(74,750)	(71,760)
Other liabilities	(54,373)	(57,960)	(54,373)	(50,888)
Off-balance sheet items:
Forward delivery contracts	—	(9,374)	—	(8,037)
Commitments to extend credit	—	33,305	—	20,216
Non-financial instruments:
Unrealized gains on mortgage
Servicing rights (see Note 7)	—	75,803	—	3,697

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

	December 31,
	2001	2000

	(in millions)
Forward delivery contracts	$2,628	$1,490
Commitments to extend credit	3,130	914

All of the Company’s financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts entered into during the years ended December 31, 2001, and 2000. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 17 – Fair Value of Financial Instruments (continued)

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage backed securities:

Forward Delivery Contracts

	December 31,
	2001	2000

	(in millions)
Mortgage loan type:
Fixed	$2,628	$1,490
Balloon	—	—
Variable	—	—

Total	$2,628	$1,490

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

	December 31,
	2001	2000

	(in millions)
Single family mortgage	$3,065	$871
Other	65	43

Total	$3,130	$914

Fixed	$2,504	$901
Variable	626	13

Total	$3,130	$914

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 18 – Segment Information

The Company operations can be segmented into a mortgage banking and a retail banking operation. Following is a presentation of financial information by business for the period indicated.

	For the year ended December 31, 2001

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(in thousands)
Revenues	$94,820	$231,954	$—	$326,774
Earnings before income taxes	41,588	87,279	—	128,867
Depreciation and amortization	4,470	61,239	—	65,709
Capital expenditures	8,064	44,672	—	52,736
Identifiable assets	3,255,673	4,021,207	(653,056)	6,623,824
Intersegment income (expense)	2,046	(2,046)	—	—

	For the year ended December 31, 2000

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(in thousands)
Revenues	$68,633	$88,229	$—	$156,862
Earnings before income taxes	39,314	5,980	—	45,294
Depreciation and amortization	3,505	22,588	—	26,093
Capital expenditures	10,617	60,459	—	71,076
Identifiable assets	3,905,526	3,679,051	(1,821,353)	5,763,224
Intersegment income (expense)	1,756	(1,756)	—	—

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 18 – Segment Information (continued)

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

Note 19 – Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2001 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$82,940	18,482	$4.49
Effect of options	—	1,398	(0.32)

Diluted earnings	$82,940	19,880	$4.17

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2000 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$28,934	18,231	$1.59
Effect of options	—	209	(0.02)

Diluted earnings	$28,934	18,440	$1.57

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 19 – Earnings Per Share (continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 1999 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$38,421	20,338	$1.88
Effect of options	—	585	(0.05)

Diluted earnings	$38,421	20,923	$1.83

Note 20 – Stock Option and Purchase Plans, and other Compensation Plans

In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and deferred and incentive compensation plans in conjunction with the IPO common stock offering.

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

No compensation has been recognized for the Option Plan. Had compensation costs for the Option Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS No. 123, the Company’s earnings per share for the year ended December 31, 2001, 2000, and 1999 would have been as follows (in thousands, except per share data):

	2001	2000	1999

Net Earnings
As reported	$82,940	$28,934	$38,421
Pro forma	$82,133	$28,616	$36,709
Basic earnings per share
As reported	$4.49	$1.59	$1.88
Pro forma	$4.44	$1.57	$1.81
Diluted earnings per share
As reported	$4.17	$1.57	$1.83
Pro forma	$4.13	$1.55	$1.75

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield of

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 20 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

2%; expected volatility of 50.08%, 49.91%, and 35.50%; a risk free rate of 5.11%, 6.23%, and 5.81%; and expected lives of 5.0 years, 5.0 years, and 4.0 years; and a fair value per option of $6.04, $3.98, and $7.38.

The following table summarizes the activity which occurred in the years ended December 31, 2001, 2000, 1999, 1998, and 1997:

	Weighted	Number
	Average	of
	Grant Price	Options

Options outstanding at January 1, 1997	$—	—
Granted	8.67	1,662,450
Canceled	8.67	(15,750)

Options outstanding at December 31, 1997	8.67	1,646,700
Granted	14.24	138,987
Canceled	8.67	(31,500)

Options outstanding at December 31, 1998	9.11	1,754,187
Granted	16.06	677,300
Exercised	8.77	(44,735)
Canceled	13.35	(14,847)

Options outstanding at December 31, 1999	11.07	2,371,905
Granted	6.19	739,350
Exercised	8.67	(23,250)
Returned	16.20	(472,350)
Canceled	14.60	(9,825)

Options outstanding at December 31, 2000	8.76	2,605,830
Granted	14.90	376,650
Exercised	8.92	(1,218,076)
Canceled	13.01	(26,850)

Options outstanding at December 31, 2001	$9.92	1,737,554

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 20 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2001:

			Number
	Number of Options	Weighted Average	Exercisable at
	Outstanding at	Remaining Contractual	December 31,
Grant Price	December 31, 2001	Life (years)	2001

$5.27	171,075	8.50	—
5.88	471,000	7.65	—
8.67	386,509	1.15	386,509
9.60	90,000	8.00	—
12.96	35,994	6.00	35,994
14.33	22,500	6.75	22,500
14.60	120,000	9.00	—
15.05	248,775	8.27	—
15.88	178,726	7.50	39,934
15.96	2,175	7.40	2,175
18.19	10,800	7.20	10,800

	1,737,554		497,912

     Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2001, 2000 and 1999, respectively, the Company spent approximately $19,000, $27,000, and $59,000 on the Purchase Plan.

     Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Company’s Board of Directors. Each year they decide which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2001, two members of the executive management team were included in the Incentive Plan. During 2001, the Company spent $2.0 million on the Incentive Plan.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 20 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

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

     Incentive Stock Plan

Under the 2001 Restricted Stock Plan (“Stock Plan”), participants are issued common shares of the Company stock as compensation. During 2001, the Company incurred expenses of approximately $618,000 on the Stock Plan. The Stock Plan was approved by the Company’s Board of Directors on June 19, 2000.

Note 21 – Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2001, 2000, and 1999 (in thousands, except earnings per share data) (certain per share results have been adjusted to conform the 2001 presentation):

	2001
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$109,899	$108,233	$108,564	$112,075
Interest expense	74,683	79,121	84,476	86,761

Net interest income	35,216	29,112	24,088	25,314
Provision for losses	18,120	3,086	6,011	5,980

Net interest income after provision for losses	17,096	26,026	18,077	19,334
Loan administration	(5,501)	(4,244)	(5,776)	581
Net gain on loan sales	73,846	48,506	48,978	28,028
Net gain on MSR sales	324	737	(258)	1,428
Other non-interest income	7,233	7,800	6,663	4,699
Non-interest expense	48,345	40,555	40,498	35,312

Earnings before income taxes	44,653	38,270	27,186	18,758
Provision for federal income taxes	15,673	13,703	9,690	6,861

Net earnings	$28,980	$24,567	$17,496	$11,897

Basic earnings per share	$1.52	$1.33	$0.97	$0.67

Diluted earnings per share	$1.42	$1.23	$0.90	$0.62

•	The associated 10Q’s for the above financials were restated on form 10QA prior to the filing of this Form 10K document.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 21 – Quarterly Financial Data (Unaudited) (continued)

	2000
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$105,897	$104,424	$95,378	$75,936
Interest expense	81,640	79,784	71,992	56,710

Net interest income	24,247	24,640	23,386	19,226
Provision for losses	2,258	2,400	4,352	1,566

Net interest income after provision for losses	21,999	22,240	19,034	17,660
Loan administration	3,303	3,530	4,476	4,444
Net gain on loan sales	12,232	4,170	3,345	2,183
Net gain on MSR sales	3,323	5,335	5,596	320
Other non-interest income	126	4,471	3,692	4,807
Non-interest expense	29,216	25,638	22,686	23,452

Earnings before income taxes	11,767	14,108	13,457	5,962
Provision for federal income taxes	4,237	5,088	4,840	2,195

Net earnings	$7,530	$9,020	$8,617	$3,767

Basic earnings per share	$0.42	$0.51	$0.47	$0.20

Diluted earnings per share	$0.41	$0.49	$0.47	$0.20

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 21 – Quarterly Financial Data (Unaudited) (continued)

	1999
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$67,344	$60,234	$58,663	$52,429
Interest expense	49,062	44,626	41,822	38,222

Net interest income	18,282	15,608	16,841	14,207
Provision for losses	2,792	1,459	972	2,073

Net interest income after provision for losses	15,490	14,149	15,869	12,134
Loan administration	4,477	4,725	7,519	3,151
Net gain on loan sales	6,530	1,187	11,748	19,208
Net gain on MSR sales	4,127	3,961	227	695
Other non-interest income	4,052	4,068	3,064	3,242
Non-interest expense	22,067	17,042	20,385	20,936

Earnings before income taxes	12,609	11,048	18,042	17,494
Provision for federal income taxes	4,454	3,844	6,343	6,131

Net earnings	$8,155	$7,204	$11,699	$11,363

Basic earnings per share	$0.41	$0.35	$0.57	$0.55

Diluted earnings per share	$0.41	$0.34	$0.55	$0.53

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Financial Position
(in thousands)

	December 31,
	2001	2000

Assets
Cash and cash equivalents	$4,367	$505
Investment in subsidiaries	357,949	265,868
Deferred tax benefit	7,813	4,818
Other assets	2,508	2,735

Total assets	$372,637	$273,926

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$77,062	$77,062

Total interest paying liabilities	77,062	77,062
Other liabilities	4,087	34

Total liabilities	81,149	77,096
Stockholders’ Equity
Common stock	191	179
Additional paid in capital	22,049	5,314
Retained earnings	269,248	191,337

Total stockholders’ equity	291,488	196,830

Total liabilities and stockholders’ equity	$372,637	$273,926

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Earnings
(in thousands)

	For the years ended December 31,
	2001	2000	1999

Income
Dividends from subsidiaries	$8,000	$23,379	$30,100
Interest	220	220	147

Total	8,220	23,599	30,247
Expenses
Interest	7,321	7,321	4,904
General and administrative	1,459	591	467

Total	8,780	7,912	5,371

Earnings before undistributed earnings of subsidiaries	(560)	15,687	24,876
Equity in undistributed earnings of subsidiaries	80,505	10,287	11,687

Earnings before federal income tax benefit	79,945	25,974	36,563
Federal income tax benefit	(2,995)	(2,960)	(1,858)

Net earnings	$82,940	$28,934	$38,421

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2001	2000	1999

Operating Activities
Net earnings	$82,940	$28,934	$38,421
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(80,505)	(10,287)	(11,687)
Change in other assets	227	9	(2,734)
Provision for deferred tax benefit	(2,995)	(2,960)	(1,858)
Change in other liabilities	9,513	(63)	86

Net cash provided by operating activities	9,180	15,633	22,228
Investing Activities
Net change in investment in subsidiaries	(11,576)	(1,092)	(79,003)

Net cash used in investment activities	(11,576)	(1,092)	(79,003)
Cash Flows From Financing Activities
Provides from the issuance of junior subordinated debentures	—	—	77,062
Proceeds from exercise of stock options	11,287	212	393
Common stock repurchased	—	(13,155)	(12,082)
Dividends paid	(5,029)	(4,875)	(4,870)

Net cash (used in) provided by financing activities	6,258	(17,818)	60,503

Net increase (decrease) in cash and cash equivalents	3,862	(3,277)	3,728
Cash and cash equivalents at beginning of period	505	3,782	54

Cash and cash equivalents at end of period	$4,367	$505	$3,782

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the Company’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. Reference is also made to the information appearing in Part I – “Executive Officers,” which is incorporated herein by reference.

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
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2001 and 2000
Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.

10.1*	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, and Carrie and Ms. Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2*	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3*	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

FLAGSTAR BANCORP, INC.

By:	/s/ THOMAS J. HAMMOND

Thomas J. Hammond
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

TITLE
SIGNATURE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer

By:	/s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ JOAN H. ANDERSON Joan H. Anderson	Executive Vice President and Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director

By:	/s/ JAMES D. ISBISTER James D. Isbister	Director

By:	/s/ JOHN R. KERSTEN John R. Kersten	Director