Form 10-Q
period 2002-03-31
FLAGSTAR BANCORP INC
filed 2002-05-09
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	0-22353

FLAGSTAR BANCORP, INC

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

     As of May 10, 2002, 19,476,922 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — March 31, 2002 (unaudited) and December 31, 2001.

Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2002 and 2001.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2002 and 2001.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
Assets	2002	2001

	(unaudited)
Cash and cash equivalents	$128,950	$110,447
Loans receivable
Mortgage loans available for sale	2,685,184	2,746,791
Loans held for investment	3,013,356	3,170,499
Less: allowance for losses	(45,000)	(42,000)

Loans receivable, net	5,653,540	5,875,290
Federal Home Loan Bank stock	128,400	128,400
Other investments	8,769	7,949

Total earning assets	5,790,709	6,011,639
Accrued interest receivable	42,347	40,008
Repossessed assets	44,436	38,868
Premises and equipment	143,469	139,529
Mortgage servicing rights	154,865	168,469
Other assets	97,899	114,864

Total assets	$6,402,675	$6,623,824

Liabilities and Stockholders’ Equity Liabilities
Retail deposit accounts	$2,161,496	$2,368,205
Wholesale deposit accounts	1,219,358	1,239,898
Federal Home Loan Bank advances	1,975,000	1,970,505
Long term debt	74,750	74,750

Total interest bearing liabilities	5,430,604	5,653,358
Accrued interest payable	15,232	18,081
Undisbursed payments on loans serviced for others	173,187	230,585
Escrow accounts	142,107	105,716
Liability for checks issued	183,108	147,287
Federal income taxes payable	39,488	77,584
Other liabilities	101,717	99,725

Total liabilities	6,085,443	6,332,336
Stockholders’ Equity
Common stock — $.01 par value,
40,000,000 shares authorized; 32,896,541 and 32,686,241 shares issued; and 28,968,692 and 28,709,867 outstanding at March 31, 2002 and December 31, 2001, respectively	290	287
Additional paid in capital	23,514	21,953
Retained earnings	293,428	269,248

Total stockholders’ equity	317,232	291,488

Total liabilities and stockholders’ equity	$6,402,675	$6,623,824

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended
	March 31,
	2002	2001

Interest Income
Loans	$112,426	$106,527
Other	2,395	5,548

Total	114,821	112,075
Interest Expense
Deposits	33,319	54,711
FHLB advances	27,882	28,554
Other	4,462	3,496

Total	65,663	86,761

Net interest income	49,158	25,314
Provision for losses	8,174	5,980

Net interest income after provision for losses	40,984	19,334
Non-Interest Income
Loan administration	780	581
Net gain on loan sales	50,824	28,028
Net gain on sales of mortgage servicing rights	650	1,428
Other fees and charges	6,457	4,699

Total	58,711	34,736
Non-Interest Expense
Compensation and benefits	33,487	19,670
Occupancy and equipment	12,352	8,176
General and administrative	14,429	7,466

Total	60,268	35,312

Earnings before federal income taxes	39,427	18,758
Provision for federal income taxes	13,904	6,861

Net Earnings	$25,523	$11,897

Earnings per share — basic	$0.89	$0.45

Earnings per share — diluted	$0.83	$0.41

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$269	$5,224	$191,337	$196,830
Net earnings	—	—	82,940	82,940
Stock options exercised	18	11,269	—	11,287
Tax benefit from stock options exercised	—	5,460	—	5,460
Dividends paid ($0.183 per share)	—	—	(5,029)	(5,029)

Balance at December 31, 2001	287	21,953	269,248	291,488
Net earnings	—	—	25,523	25,523
Stock options exercised	3	1,561	—	1,564
Dividends paid ($0.047 per share)	—	—	(1,343)	(1,343)

Balance at March 31, 2002	$290	$23,514	$293,428	$317,232

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended March 31,
	2002	2001

Operating Activities
Net earnings	$25,523	$11,897
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	8,174	5,980
Depreciation and amortization	18,360	9,092
Net gain on the sale of assets	(545)	(140)
Net gain on loan sales	(50,824)	(28,028)
Net gain on sales of mortgage servicing rights	(650)	(1,428)
Proceeds from sales of loans available for sale	9,068,003	5,486,308
Originations and repurchases of loans available for sale, net of principal repayments	(9,277,682)	(5,435,516)
Increase in accrued interest receivable	(2,339)	(9,328)
Decrease (increase) in other assets	16,964	(28,229)
Decrease in accrued interest payable	(2,850)	(2,692)
Increase (decrease) in the liability for checks issued	35,822	(321)
Decrease in current federal income taxes payable	(64,073)	(10,656)
Provision (benefit) of deferred federal income taxes payable	25,977	(9,957)
Increase in other liabilities	1,992	3,933

Net cash used in operating activities	(198,148)	(9,085)
Investing Activities
Purchase of other investments	(820)	(919)
Origination of loans held for investment, net of principal repayments	461,508	114,003
Purchase of Federal Home Loan Bank Stock	—	(9,950)
Proceeds from the disposition of repossessed assets	7,548	5,665
Acquisitions of premises and equipment	(9,935)	(12,245)
Proceeds from the disposition of premises and equipment	13	—
Increase in mortgage servicing rights	(107,074)	(100,612)
Proceeds from the sale of mortgage servicing rights	108,952	71,099

Net cash provided by investing activities	460,192	67,041
Financing Activities
Net (decrease) increase in retail deposit accounts	(206,709)	251,071
Net decrease in wholesale deposit accounts	(20,539)	(10,901)
Net increase in Federal Home Loan Bank advances	4,495	261,655
Net (disbursement) receipt of payments of loans serviced for others	(57,400)	92,530
Net receipt of escrow payments	36,391	20,078
Proceeds from the exercise of common stock options	1,564	2,400
Tax benefit from the exercise of non-qualified common stock options	—	474
Dividends paid to stockholders	(1,343)	(1,200)

Net cash (used in ) provided by financing activities	(243,541)	616,107

Net increase in cash and cash equivalents	18,503	674,063
Beginning cash and cash equivalents	110,447	76,679

Ending cash and cash equivalents	$128,950	$750,742

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$17,746	$7,766

Total interest payments made on deposits and other borrowings	$62,812	$89,453

Federal income taxes paid	$52,000	$27,000

Loans held for sale transferred to loans held for investment	$322,111	$113,690

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

Note 2. Basis of Presentation

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 3. Significant Events

1.	On May 3, 2002, the Company announced a 3 for 2 split of its common stock. The split will be completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

2.	On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company has been adjusted accordingly.

3.	On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock which formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”.

4.	Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”.

5.	Flagstar Capital, a real estate investment trust and second tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios (in thousands, except per share data)

	For the quarter ended
	March 31,	March 31,
	2002	2001

Return on average assets	1.55%	0.77%
Return on average equity	33.58%	23.31%
Efficiency ratio	55.87%	58.27%
Equity/assets ratio (average for the period)	4.60%	3.30%
Mortgage loans originated or purchased	$9,262,184	$5,437,547
Mortgage loans sold	$8,944,320	$5,395,001
Interest rate spread	3.10%	1.70%
Net interest margin	3.25%	1.80%
Average common shares outstanding (2)(3)	28,817	27,021
Average fully diluted shares outstanding (2)(3)	30,593	29,232
Charge-offs to average loans outstanding	0.35%	0.22%

	March 31,	December 31,	March 31,
	2002	2001	2001

Equity-to-assets ratio	4.95%	3.75%	3.30%
Tangible capital ratio (1)	6.70%	6.13%	4.95%
Core capital ratio (1)	6.70%	6.13%	4.95%
Risk-based capital ratio (1)	11.47%	9.53%	9.17%
Total risk-based capital ratio (1)	12.45%	11.44%	9.98%
Book value per share (2)(3)	$10.95	$10.15	$7.76
Number of common shares outstanding (2)(3)	28,968	28,710	27,120
Mortgage loans serviced for others	$15,249,763	$14,222,802	$7,637,022
Value of mortgage servicing rights	1.02%	1.18%	1.73%
Allowance for losses to non performing loans	50.8%	47.9%	43.2%
Allowance for losses to total loans	0.79%	0.71%	0.55%
Non performing assets to total assets	2.08%	1.91%	1.40%
Number of bank branches	74	71	59
Number of loan origination centers	73	69	49
Number of correspondent offices	15	15	15
Number of employees	3,071	3,047	2,311

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.
(2)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on June 26, 2001 and issued on July 12, 2001.
(3)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on May 3, 2002 and issued on May 31, 2002.

Results of Operations

Net Earnings

During the three months ended March 31, 2002, the Company recorded record net earnings from operations. The continuation of the low interest rate environment has positively affected the Company’s mortgage banking operation. The retail banking operation has benefited from the widening yield curve and the repricing of higher cost deposits.

Net earnings for the three months ended March 31, 2002 were $25.5 million ($0.83 per share-diluted), a $13.6 million increase from the $11.9 million ($0.41 per share-diluted) reported in 2001. The increase earnings resulted from a $24.0 million increase in other income and a $23.9 million increase in net interest income, which was offset by a $7.0 million increase in the provision for federal income taxes, a $2.2 million increase in the provision for losses, and a $25.1 million increase in operating expenses.

Net Interest Income

Net interest income continues to rise and in this quarter increased $23.9 million to $49.2 million for the three months ended March 31, 2002. This level of interest income compares positively to the $25.3 million recorded for the 2001 period. This large percentage increase in net interest income was created by a $2.7 million increase in interest revenue and a $21.2 million decrease in interest expense. The Company’s earning assets have prepaid and repriced at a slower pace than the liabilities used to fund these assets.

These pricing adjustments are best shown by the increased spread reported during the current period when compared to the first quarter of 2001. Assets as a whole repriced down 0.37% while the liabilities repriced down 1.77% on a like period comparison. These decreases were reflected in the increase in the Company’s net interest margin of 1.40% to 3.10% for the three months ended March 31, 2002 from 1.70% for the comparable 2001 period.

On a sequential quarter basis, the Company reported a 0.93% increase in the interest rate spread and 0.95% increase in the interest margin. These changes were also the result of decreases in rates on short term liabilities during the quarter. The Company reported a $14.0 million increase in net interest income during the first quarter of 2002 versus the fourth quarter of 2001.

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

TABLE 1

			Quarter ended March 31,

		2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			( in thousands )
Interest-earning assets:
Loans receivable, net	$5,877,257	$112,426	7.76%	$5,340,525	$106,527	8.09%
FHLB stock	128,400	1,900	6.00	105,323	2,078	8.00
Other	135,211	495	1.48	267,422	3,470	5.26

Total interest-earning assets	6,140,868	$114,821	7.58%	5,713,270	$112,075	7.95%
Other assets	464,353			464,680

Total assets	$6,605,221			$6,177,950

Interest-bearing liabilities:
Retail deposits	$2,446,050	$20,601	3.42%	$2,004,907	$30,239	6.12%
Wholesale deposits	1,302,454	12,718	3.96	1,550,719	24,472	6.40
FHLB advances	1,979,673	27,882	5.71	1,914,763	28,554	6.05
Other	219,250	4,462	8.25	157,123	3,496	9.02

Total interest-bearing liabilities	5,947,427	$65,663	4.48%	5,627,512	$86,761	6.25%
Other liabilities	353,740			346,304
Stockholders equity	304,054			204,134

Total liabilities and stockholders equity	$6,605,221			$6,177,950

Net interest-earning assets	$193,441			$85,758

Net interest income		$49,158			$25,314

Interest rate spread			3.10%			1.70%

Net interest margin			3.25%			1.80%

Ratio of average interest-earning assets to interest-bearing liabilities			103%			102%

RATE/VOLUME ANALYSIS

Table 3 and Table 4 present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the ending volume constant).

TABLE 3

	Quarter ended March 31,

	2002 versus 2001
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(19,496)	$25,395	$5,899
FHLB stock	(2,566)	2,389	(178)
Other	(5,109)	2,133	(2,975)

Total	$(27,171)	$29,917	$2,746
Interest Expense:
Retail deposits	$(66,072)	$56,434	$(9,638)
Wholesale deposits	(31,780)	20,026	(11,754)
FHLB advances	(6,651)	5,979	(672)
Other	(1,688)	2,654	966

Total	$(106,191)	$85,093	$(21,098)

Net change in net interest income	$79,020	$(55,176)	$23,844

Provision for Losses

The provision for losses was increased to $8.2 million for the three months ended March 31, 2002 from $6.0 million during the same period in 2001. The provision for losses in each period included an increase in the allowance for losses of $3.0 million. Net charge-offs were an annualized 0.35% and 0.22% of average loans outstanding during the three months ended March 31, 2002 and March 31, 2001, respectively.

It is management’s belief that the current reserves are adequate to offset the inherent risk associated with the Company’s loan portfolio. The allowance, which totals $45.0 million, is 0.79% of total loans and 50.8% of non-performing loans.

Non-Interest Income

During the three months ended March 31, 2002, non-interest income increased $24.0 million to $58.7 million from $34.7 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by a decrease in the net gain on the sales of mortgage servicing rights.

Loan Administration

Net loan administration fee income increased to a $0.8 million during the three months ended March 31, 2002, from $0.6 million in the 2001 period. This $0.2 million increase was the result of a $7.5 million increase in the amount of gross servicing fee revenue offset by a $7.3 million increase in the amortization of the mortgage servicing rights (“MSR”). This amortization increase was recorded to adjust for the increased prepayment on the underlying mortgage loans serviced for others. The increase in the gross fee income was the result of a larger portfolio of serviced loans during the 2002 period.

At March 31, 2002, the unpaid principal balance of loans serviced for others is $15.2 billion versus $14.2 billion serviced at December 31, 2001. At March 31, 2001, the unpaid principal balance of loans serviced for others was $7.6 billion versus $6.6 billion serviced at December 31, 2000. The weighted average servicing fee on loans serviced for others at March 31, 2002 was 0.324% (i.e., 32.4 basis points). The weighted average age of the loans serviced for others portfolio at March 31, 2002 was 7 months old.

     Net Gain on Loan Sales

For the three months ended March 31, 2002, net gain on loan sales increased $22.8 million, to $50.8 million, from $28.0 million in the 2001 period. The 2002 period reflects the sale of $8.9 billion in loans versus $5.4 billion sold in the 2001 period. The lower interest rate environment in the 2002 period resulted in higher mortgage loan originations ($9.3 billion in the 2002 period vs. $5.4 billion in the 2001 period) and a slightly larger gain on sale spread (57 basis points in the 2002 period versus 51 basis points in the 2001 period) recorded when the loans were sold.

     Net Gain on the Sale of Mortgage Servicing Rights

For the three months ended March 31, 2002, the net gain on the sale of mortgage servicing rights decreased from $1.4 million during the 2001 period to $650,000. The gain on sale of mortgage servicing rights decreased because the Company sold $2.2 billion in seasoned servicing rights during the 2001 period. During the 2002 period, the Company only sold newly originated servicing product for little or no gain.

     Other Fees and Charges

During the three months ended March 31, 2002, the Company recorded $6.5 million in other fees and charges. In the comparable 2001 period, the Company recorded $4.7 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

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

	Quarter ended March 31,
	2002	2001

	( in thousands )
Compensation and benefits	$33,487	$23,288
Commissions	21,844	12,987
Occupancy and equipment	12,352	8,176
Advertising	1,862	1,228
Core deposit amortization	—	322
Federal insurance premium	162	170
General and administrative	12,329	8,227

Total	82,036	54,398
Less: capitalized direct costs of loan closings	(21,768)	(19,086)

Total, net	$60,268	$35,312

Efficiency ratio	55.87%	58.27%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 15 more facilities at March 31, 2002 than at March 31, 2001.

•	The Company conducted business from 24 more retail loan origination offices at March 31, 2002 than at March 31, 2001.

•	The mortgage banking operation originated $9.3 billion in residential mortgage loans during the 2002 quarter versus $5.4 billion in the comparable 2001 quarter.

•	The Company employed 2,441 salaried employees at March 31, 2002 versus 1,863 salaried employees at March 31, 2001.

•	The Company employed 100 full-time national account executives at March 31, 2002 versus 86 at March 31, 2001.

•	The Company employed 530 full-time retail loan originators at March 31, 2002 versus 362 at March 31, 2001.

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $27.6 million to $82.0 million during the three months ended March 31, 2002, from $54.4 million for the comparable 2001 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $10.2 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $8.8 million is the direct result of the increased mortgage loan originations during the period. During the 2002 period commissions were 23.6 basis points of loan originations versus 23.9 basis points during the 2001 period.

The majority of the $4.2 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the three months ended March 31, 2002, the Company capitalized direct loan origination costs of $21.8 million, an increase of $2.7 million from $19.1 million for the comparable 2001 period. The 2002 deferral equates to a capitalization of $356 per loan versus $512 per loan in the 2000 period.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At March 31, 2002, the Bank operated a network of 74 banking centers. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. At March 31, 2001, Company personnel included 530 loan officers who originate loans and conduct business from 73 loan origination centers located in seventeen states. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4
Retail Banking Operations

	At or for the quarter ended
	March 31,
	2002	2001

	( In thousands )
Revenues	$34,375	$19,884
Earnings before taxes	20,338	8,450
Identifiable assets	3,106,109	3,894,773

Table 5

Mortgage Banking Operations

	At or for the quarter ended
	March 31,
	2002	2001

	( In thousands )
Revenues	$73,494	$40,166
Earnings before taxes	19,089	10,308
Identifiable assets	3,984,515	4,030,267

Financial Condition

Assets

The Company’s assets totaled $6.4 billion at March 31, 2002, a decrease of $0.3 billion, or 4.5%, as compared to $6.6 billion at December 31, 2001. This decrease was primarily due to a decrease in earning assets at March 31, 2002.

     Cash and cash equivalents

Cash and cash equivalents increased from $110.4 million at December 31, 2001 to $129.0 million at March 31, 2002.

Loans receivable, net

Loans receivable, net at March 31, 2002 was down $0.2 billion from December 31, 2001. The March decrease included a $61.6 million decrease in mortgage loans held for sale and a $160.1 million decrease in loans held for investment.

The slight decrease in loans held for sale is deemed immaterial and a function of sales inventory turnover. At March 31, 2002, the majority of these loans were originated within the two weeks prior to the end of the quarter.

The $160.1 million decrease in loans held for investment was attributable to the increase in the refinancing of consumer debt and the large decrease in warehouse lending. The $56.9 million decrease in mortgage loans, the $9.4 million decrease in second mortgage loans, the $5.1 million decrease in construction loans, and the a $129.9 million decrease in warehouse lending were somewhat offset by increases commercial real estate loans ($36.1 million), commercial loans ($1.9 million), and consumer loans ($6.2 million).

Loans held for investment:	March 31, 2002	December 31, 2001	March 31, 2001

Single Family Mortgage	$2,141,996	$2,198,888	$3,050,426
Second Mortgage	223,050	232,466	192,533
Construction	48,367	53,505	55,625
Commercial Real Estate	350,352	314,247	222,552
Commercial	10,833	8,922	11,178
Warehouse	168,561	298,511	206,698
Consumer	70,207	63,960	59,619
Less: allowance for losses	(45,000)	(42,000)	(28,000)

Total	$2,968,356	$3,128,499	$3,770,631

     Allowance for losses

The allowance for losses totaled $45.0 million at March 31, 2002, an increase of $3.0 million, or 7.1%, from $42.0 million at December 31, 2001. This increase was recorded because of the $6.6 million, or 5.2%, increase in non performing assets, the $0.9 million increase in seriously delinquent loans, the 25% increase in charge-offs during the quarter, and the continued trend of economic uncertainty.

The allowance for losses as a percentage of non-performing loans was 50.8% and 47.9% at March 31, 2002 and December 31, 2001, respectively. The Company’s non-performing loans totaled $88.6 million and $87.7 million at March 31, 2002 and December 31, 2001, respectively. The allowance for losses as a percentage of total loans, was 0.79% and 0.71% at March 31, 2002 and December 31, 2001, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic condition.

     FHLB stock

Holdings of FHLB stock remained the same at $128.4 million at December 31, 2001 and March 31, 2002. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Accrued interest receivable

Accrued interest receivable increased from $40.0 million at December 31, 2001 to $42.3 million at March 31, 2002 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets increased from $38.9 million at December 31, 2001 to $44.4 million at March 31, 2002. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

     Premises and Equipment

Premises and equipment increased from $139.5 million at December 31, 2001 to $143.5 million at March 31, 2002. This increase was created by the increase in banking centers, retail origination centers, and the increase in staff during the period.

     Mortgage servicing rights

Mortgage servicing rights totaled $154.9 million at March 31, 2002, a decrease of $13.6 million from the $168.5 million reported at December 31, 2001. During the three months ended March 31, 2002, the Company capitalized $107.1 million, amortized $12.4 million, and sold $108.3 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $15.2 billion at March 31, 2002 versus $14.2 billion at December 31, 2001. The capitalized value of the mortgage servicing rights was 1.02% and 1.18% at March 31, 2002 and December 31, 2001, respectively.

     Activity of Mortgage Loans Serviced for Others( in thousands):

	Three months ended	Three months ended
	March 31, 2002	March 31, 2001

Beginning balance	$14,222,802	$6,644,482
Loans sold	8,944,320	5,395,001

Subtotal	23,167,122	12,039,483
Loans sold servicing released	234,535	68,804
Servicing sold (flow basis)	2,210,712	1,941,549
Servicing sold (bulk basis)	5,178,061	2,162,097

Subtotal	7,623,308	4,172,450
Amortization	294,051	230,011

Ending balance	$15,249,763	$7,637,022

     Other assets

Other assets decreased $16.8 million to $97.9 million at March 31, 2002, from $114.7 million at December 31, 2001. The majority of this decrease was attributable to the recording of payments received on receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the three months ended March 31, 2002. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities decreased $0.2 billion to $6.1 billion at March 31, 2002, from $6.3 billion at December 31, 2001. The majority of this decrease was found in the interest bearing liabilities.

     Deposit accounts

Deposit accounts decreased $0.2 billion to $3.4 billion at March 31, 2002, from $3.6 billion at December 31, 2001. This decrease reflects the Company’s deposit pricing strategy being implemented in the Company’s banking center network. The cost of deposits was reduced 85 basis points in the three months ended March 31, 2002. The number of banking centers increased from 71 at December 31, 2001 to 74 at March 31, 2002. At March 31, 2002, the Company’s retail certificates of deposit totaled $1.2 billion, or 34.7% of total deposits. These certificates carry a weighted average cost of 4.18%. During the second quarter, the Company has approximately $210 million of these certificates that carry a rate of 4.86% maturing. The Company expects to renew the majority of these accounts at a rate that is 200 basis points less than the current rate.

	March 31, 2002			December 31, 2001
	Balance	Rate	%	Balance	Rate	%

DDA:
Non-interest bearing	$15,838	0.00%	0.47%	$10,780	0.05%	0.30%
Interest bearing	7,858	1.89	0.23	7,056	2.31	0.20
Interest bearing (tiered)	238,188	2.37	7.05	270,196	3.63	7.49
Business	60,703	0.12	1.80	44,811	0.13	1.24

Total	322,587	1.82	9.55	332,843	3.01	9.22

Savings:
Statement	26,635	2.02	0.79	23,226	2.72	0.65
Statement plus	640,777	2.45	18.95	778,362	4.02	21.57

Total	667,412	2.43	19.74	801,694	3.98	22.22

Retail Certificates of deposits	1,171,497	4.18	34.65	1,233,668	4.91	34.19
Wholesale deposits	713,449	4.84	21.81	824,426	4.93	26.30
Municipal deposits	505,909	2.32	14.25	415,472	3.12	8.07

Total deposits	$3,380,854	3.47%	100.00%	$3,608,102	4.32%	100.00%

Wholesale deposit accounts decreased $111.0 million to $713.4 million at March 31, 2002, from $824.4 million at December 31, 2001. This decrease reflects the Company’s strategy to reduce its reliance on higher costing secondary market certificates of deposit. The Company has emphasized the use of lower costing retail deposits, municipal deposits, and advances from the FHLB which are more sensitive to the current interest rate environment. These wholesale deposits are made up entirely of certificates of deposit garnered through the secondary market. At March 31, 2002, the portfolio of certificates of deposit had a weighted cost of 4.78%.

Municipal deposit accounts increased $90.4 million to $505.9 million at March 31, 2002, from $415.5 million at December 31, 2001. This increase reflects the Company’s strategy to increase its portfolio of municipal deposits because of the relationships available and the cost and structure of these accounts. These accounts are typically short in duration and carry a current market rate. These funds match up very well with the Company’s mortgage banking operation.

     FHLB advances

FHLB advances increased $4.5 million during the quarter and equal $2.0 billion at March 31, 2002. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

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

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others decreased $57.4 million to $173.2 million at March 31, 2002, from $230.6 million at December 31, 2001. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

     Escrow accounts

Customer escrow accounts increased $36.4 million to $142.1 million at March 31, 2002, from $105.7 million at December 31, 2001. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued increased $35.8 million to $183.1 million at March 31, 2002, from $147.3 million at December 31, 2001. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable decreased $38.1 million to $39.5 million at March 31, 2002 from $77.6 million at December 31, 2001. This decrease is attributable to payments made in the first quarter for taxes due offset by the increases in the deferred tax liability. These increases are created by timing differences in the recognition of revenue from a financial statement basis and a federal income tax basis.

     Other liabilities

Other liabilities increased $2.0 million to $101.7 million at March 31, 2002, from $99.7 million at December 31, 2001. This increase was caused by an increase in accrued liabilities associated with the increased employee count and the large mortgage production volume.

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

Mortgage loans sold during the three months ended March 31, 2002 totaled $8.9 billion, an increase of $3.5 billion from the $5.4 billion sold during the same period in 2000. This increase in mortgage loan sales was attributable to the $3.9 billion increase in mortgage loan originations during the quarter. The Company sold 96.6% and 99.2% of its mortgage loan originations during the three month periods ended March 31, 2002 and 2000, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.0 billion outstanding at March 31, 2002. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $3.0 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 2002, the Company had outstanding rate-lock commitments to lend $2.9 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $33.8 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2002, the Company had outstanding commitments to sell $3.3 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $611.5 million at March 31, 2002. Such commitments include $479.9 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $168.6 million at March 31, 2002.

     Capital Resources.

At March 31, 2002, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2001.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2002 Annual Meeting of Shareholders of the Company was held on May 6, 2002.

(1)	The following directors were re-elected for a term of two years:

	For	Withheld

Thomas J. Hammond	15,284,836	2,306,536
C. Michael Kojaian	17,027,060	564,312

(2)	The following nominees were elected as director for a term of two years:

	For	Withheld

Charles Bazzy	17,205,883	385,489

(3)	The following nominee was elected as director for a term of one years:

	For	Withheld

Robert O. Rondeau, Jr.	15,273,538	2,317,834
Kirstin A. Hammond	15,270,811	2,320,561

(4)	A proposal to increase shares for the 1997 Employees Stock Option was presented and approved as follows:

			Broker

For	Against	Withheld	Non-Vote

11,482,609	3,916,739	28,316	2,163,708

(5)	A proposal to reduce the number of Director classes was presented and approved as follows:

			Broker

For	Against	Withheld	Non-Vote

15,181,918	202,705	43,043	2,163,708

(b)	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11. Computation of Net Earnings per Share

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date:	May 10, 2002	/S/ Thomas J. Hammond
Thomas J. Hammond
Chairman of the Board and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie
Michael W. Carrie
Executive Vice President
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

11	Computation of Net Earnings Per Share