Form 10-Q
period 2002-06-30
FLAGSTAR BANCORP INC
filed 2002-08-14
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:	0-22353

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(248) 312-2000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past sixty days. Yes ☒    No ☐.

     As of August 12, 2002, 29,282,584 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — June 30, 2002 (unaudited) and December 31, 2001.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2002 and 2001.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2002 and 2001.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
Assets	2002	2001

	(unaudited)
Cash and cash equivalents	$126,762	$110,447
Mortgage loans available for sale	2,755,274	2,746,791
Loans held for investment	3,331,480	3,170,499
Less: allowance for losses	(46,000)	(42,000)

Loans held for investment, net	3,285,480	3,128,499
Federal Home Loan Bank stock	131,350	128,400
Other investments	9,090	7,949

Total earning assets	6,181,194	6,011,639
Accrued interest receivable	42,901	40,008
Repossessed assets	45,312	38,868
Premises and equipment	141,231	139,529
Mortgage servicing rights	192,280	168,469
Other assets	59,200	114,864

Total assets	$6,788,880	$6,623,824

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$3,593,615	$3,608,103
Federal Home Loan Bank advances	2,206,000	1,970,505
Long term debt	74,750	74,750

Total interest bearing liabilities	5,874,365	5,653,358
Accrued interest payable	14,318	18,081
Undisbursed payments on Loans serviced for others	129,664	230,585
Escrow accounts	155,108	105,716
Liability for checks issued	122,677	147,287
Federal income taxes payable	53,787	77,584
Other liabilities	95,112	99,725

Total liabilities	6,445,031	6,332,336
Stockholders’ Equity
Common stock — $.01 par value, 40,000,000 shares authorized; 31,890,150 and 31,360,783 shares issued; and 29,239,234 and 28,709,867 outstanding at June 30, 2002 and December 31, 2001, respectively	292	287
Additional paid in capital	25,266	21,953
Retained earnings	318,291	269,248

Total stockholders’ equity	343,849	291,488

Total liabilities and stockholders’ equity	$6,788,880	$6,623,824

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Interest Income
Loans	$106,533	$104,750	$218,959	$211,277
Other	2,619	3,814	5,015	9,362

Total	109,152	108,564	223,974	220,639
Interest Expense
Deposits	29,839	50,846	63,158	105,557
FHLB advances	28,581	29,207	56,464	57,761
Other	4,202	4,423	8,664	7,919

Total	62,622	84,476	128,286	171,237

Net interest income	46,530	24,088	95,688	49,402
Provision for losses	3,589	6,011	11,763	11,991

Net interest income after provision for losses	42,941	18,077	83,925	37,411
Non-Interest Income
Loan administration	5,508	(5,776)	6,288	(5,195)
Net gain on loan sales	25,117	48,978	75,941	77,006
Net gain on sales of mortgage servicing rights	10,179	(258)	10,830	1,170
Other fees and charges	5,840	6,663	12,297	11,362

Total	46,644	49,607	105,356	84,343
Non-Interest Expense
Compensation and benefits	26,138	18,267	59,702	37,936
Occupancy and equipment	13,032	10,316	25,384	18,492
General and administrative	9,602	11,916	23,955	19,382

Total	48,772	40,499	109,041	75,810

Earnings before federal income taxes	40,813	27,186	80,240	45,944
Provision for federal income taxes	14,395	9,690	28,299	16,551
Net Earnings	$26,418	$17,496	$51,941	$29,393

Earnings per share – basic	$0.90	$0.65	$1.79	$1.10

Earnings per share – diluted	$0.85	$0.60	$1.68	$1.01

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$269	$5,224	$191,337	$196,830
Net earnings	—	—	82,940	82,940
Stock options exercised	18	11,269	—	11,287
Tax benefit from stock options exercised	—	5,460	—	5,460
Dividends paid ($0.183 per share)	—	—	(5,029)	(5,029)

Balance at December 31, 2001	287	21,953	269,248	291,488
Net earnings	—	—	51,941	51,941
Stock options exercised	5	3,313	—	3,318
Dividends paid ($0.10 per share)	—	—	(2,898)	(2,898)

Balance at June 30, 2002	$292	$25,266	$318,291	$343,849

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2002	2001

Operating Activities
Net earnings	$51,941	$29,393
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	11,763	11,991
Depreciation and amortization	34,466	26,962
Net gain on the sale of assets	(1,320)	(450)
Net gain on loan sales	(75,941)	(77,006)
Net gain on sales of mortgage servicing rights	(10,830)	(1,170)
Proceeds from sales of loans available for sale	16,003,536	13,202,675
Originations and repurchases of loans available for sale, net of principal repayments	(16,804,934)	(13,597,337)
Increase in accrued interest receivable	(2,892)	(3,491)
Decrease (increase) in other assets	55,662	(69,680)
Decrease in accrued interest payable	(3,764)	(23,411)
(Decrease) increase in the liability for checks issued	(24,610)	91,594
(Decrease) increase in current federal income taxes payable	(49,774)	44
Provision (benefit) of deferred federal income taxes payable	25,977	(9,957)
(Decrease) increase in other liabilities	(4,613)	18,434

Net cash used in operating activities	(795,333)	(401,409)
Investing Activities
Purchase of other investments	(1,142)	(1,552)
Origination of loans held for investment, net of principal repayments	677,016	457,528
Purchase of Federal Home Loan Bank Stock	(2,950)	(18,900)
Proceeds from the disposition of repossessed assets	17,982	12,717
Acquisitions of premises and equipment	(14,308)	(28,254)
Proceeds from the disposition of premises and equipment	(159)	—
Increase in mortgage servicing rights	(184,019)	(226,291)
Proceeds from the sale of mortgage servicing rights	149,329	205,534

Net cash provided by investing activities	641,749	400,782
Financing Activities
Net decrease in deposit accounts	(14,488)	(158,657)
Net increase in Federal Home Loan Bank advances	235,495	186,655
Net (disbursement) receipt of payments of loans serviced for others	(100,921)	42,694
Net receipt of escrow payments	49,392	53,592
Proceeds from the exercise of common stock options	3,319	4,598
Tax benefit from the exercise of non-qualified common stock options	—	1,096
Dividends paid to stockholders	(2,898)	(3,696)

Net cash provided by financing activities	169,899	126,282

Net increase in cash and cash equivalents	16,315	125,655
Beginning cash and cash equivalents	110,447	76,679

Ending cash and cash equivalents	$126,762	$202,334

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$30,860	$28,323

Total interest payments made on deposits and other borrowings	$124,522	$194,648

Federal income taxes paid	$52,000	$27,000

Loans held for sale transferred to loans held for investment	$868,857	$175,397

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar’s primary business consists of attracting deposits from the general public, small businesses, and local government agencies. The Company strategically invests those funds in duration-matched residential, consumer, and commercial loans that are individually underwritten by the Company. The Company also originates or acquires conforming residential mortgage loans on an individual basis that are resold on a servicing retained basis to the secondary market in bulk. The Company also sells the retained servicing rights in bulk transactions in the secondary market. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

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

Note 3. Stock Split

1.	On May 3, 2002, the Company announced a 3 for 2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar’s primary business consists of attracting deposits from the general public, small businesses, and local government agencies. The Company strategically invests those funds in duration-matched residential, consumer, and commercial loans that are individually underwritten by the Company. The Company also originates or acquires conforming residential mortgage loans on an individual basis that are resold on a servicing retained basis to the secondary market in bulk. The Company also sells the retained servicing rights in bulk transactions in the secondary market. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

Although the Company operates and reports its net earnings as one entity, the Company’s operations have been segregated as two distinct operations for this document. The operations have been classified into a mortgage banking segment and retail banking segment.

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At June 30, 2002, the Retail Banking Group (“RBC”) operated a network of 76 banking centers. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers.

Earnings primarily consist of net interest income generated from loans held for investment which are funded primarily by deposits and long term borrowings. Earnings also consist of fees collected from depositors and fees earned on consumer and commercial loan originations. All single family mortgage data is included in the data pertaining to the mortgage banking operation. Management believes that because of its duration-matching program, the RBC’s earnings are more stable and less volatile than the earnings contributed from the mortgage banking operation.

This operation is considered the growth portion of the Company. Ten years ago, the Company had only one operating banking center located in the lobby of its headquarters building. During the six months ended June 30, 2002, the Company opened five new banking centers. During the 45 days since June 30, 2002, the Company opened four more banking centers.

Each quarter the RBC contributes a larger portion of the revenue and net earnings recorded by the Company. During the three months ended June 30, 2002, the RBC was responsible for approximately 61.6% of net earnings. That compares positively to the 29.8% during the comparable 2001 period and the 51.6% recorded in the first quarter of 2002. During the six months ended June 30, 2002, the RBC was responsible for approximately 56.7% of net earnings compared to 36.0% during the comparable 2001 period.

Retail Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

		( In thousands )
Revenues	$43,281	$20,948	$77,655	$40,832
Earnings before taxes	25,155	8,093	45,492	16,543
Identifiable assets	3,878,380	3,582,872	3,878,380	3,582,872

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 83 loan origination centers located in 18 states. Flagstar purchases mortgage loans on a wholesale basis through its network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, generally conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

Earnings recorded in the Mortgage Banking Operation (“MBO”) consist of net interest income received on loans held for sale, loan servicing fees received, certain loan origination fees, revenue from the sale of loans and mortgage servicing rights, offset by the cost required to perform those tasks. The earnings and revenues recorded by the MBO are substantially dependent on the general economy and the interest rate environment. Historically, originations are at their peak when interest rates are low and the general outlook for the economy is positive.

During the three months ended June 30, 2002, the MBO was responsible for approximately 38.4% of net earnings. Net earnings for the MBO are down 18.0% on a sequential quarter basis and down 17.5% on a comparable quarter basis. Loan production in the current quarter is down 19.1% on a sequential quarter basis and down 8.6% on a comparable quarter basis.

During the six months ended June 30, 2002, the MBO was responsible for approximately 43.3% of net earnings. Earnings for the MBO are up 19.6% on a comparable period basis. Loan production for the six months ended June 30, 2002 is up 22.9% on a comparable period basis.

Management believes that the earnings of the MBO will continue to fluctuate with its ability to originate and sell mortgage loans and mortgage servicing rights. The severity of the swings and the effect those swings will have on the net earnings of the Company will be mitigated by the increased earnings provided by the RBC.

Mortgage Banking Operations

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,
	2002	2001	2002	2001

		(In thousands)
Revenues	$49,893	$52,747	$123,387	$92,913
Earnings before taxes	15,658	19,093	34,747	29,401
Identifiable assets	3,360,031	3,610,695	3,360,031	3,610,695

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Return on average assets	1.53%	1.12%	1.54%	0.95%
Return on average equity	32.00%	31.40%	32.75%	27.53%
Efficiency ratio	52.4%	54.5%	54.2%	56.2%
Equity/assets ratio (average for the period)	4.79%	3.57%	4.70%	3.83%
Mortgage loans originated or purchased	$7,488,490	$8,192,835	$16,750,674	$13,630,382
Mortgage loans sold	$6,818,644	$7,632,730	$15,762,964	$13,027,731
Interest rate spread	2.77%	1.52%	2.92%	1.59%
Net interest margin	3.05%	1.69%	3.13%	1.73%
Average common shares outstanding (2)	29,187	27,396	29,003	27,210
Average fully diluted shares outstanding (2)	31,207	29,418	30,896	29,343
Charge-offs to average loans outstanding	0.17%	0.29%	0.26%	0.26%

	June 30,	March 30,	December 31,	June 30,
	2002	2002	2001	2001

Equity-to-assets ratio	5.06%	4.95%	4.40%	3.81%
Tangible capital ratio (1)	6.73%	6.70%	6.13%	5.60%
Core capital ratio (1)	6.73%	6.70%	6.13%	5.60%
Risk-based capital ratio (1)	11.39%	11.27%	10.37%	9.67%
Total risk-based capital ratio (1)	12.54%	12.45%	11.44%	10.53%
Book value per share (2)	$11.76	$10.95	$10.15	$8.28
Number of common shares outstanding (2)	29,239	28,968	28,710	27,558
Mortgage loans serviced for others	$19,390,204	$15,249,763	$14,222,802	$7,679,952
Value of mortgage servicing rights	0.99%	1.02%	1.18%	1.44%
Allowance to non performing loans	56.6%	50.8%	47.9%	45.8%
Allowance to held for investment loans	1.38%	1.49%	1.32%	0.86%
Non performing assets to total assets	1.86%	2.08%	1.48%	1.61%
Number of bank branches	76	74	71	63
Number of loan origination centers	83	73	69	55
Number of correspondent offices	15	15	15	15
Number of employees	3,059	3,071	3,047	2,589

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on May 3, 2002 and completed on May 31, 2002.

Results of Operations

Net Earnings

During both the three and six month period ended June 30, 2002, the Company recorded record net earnings from operations due to the interest rate environment prevalent in 2002. The lower interest rate environment experienced in 2002 has positively affected the Company’s mortgage banking operation through increased loan production. Along with the record revenues recorded by the mortgage banking operation, the retail banking operation has been able to reduce the cost on deposits substantially.

Three months

Net earnings for the second quarter were $26.4 million, or $0.85 per share on a diluted basis. These earnings constitute an increase of $8.9 million, or 50.9%, from net earnings of $17.5 million, or $0.60 per share on a diluted basis, reported for the comparable 2001 period (as adjusted for our 3-for-2 stock split in May 2002) and are our record for second quarter earnings. As a result, we had an annualized return on average equity of 32.00% and an annualized return on average assets of 1.53%. These results were driven by an increase in the net interest margin to 3.05%, second quarter residential mortgage loan production of $7.4 billion and an operating efficiency ratio of 52.4%.

Six months

For the six months ended June 30, 2002, we earned $51.9 million, or $1.68 per share on a diluted basis, which is our record for the first six months of a year. These earnings constitute an increase of $22.5 million, or 76.5%, from net earnings of $29.4 million, or $1.01 per share on a diluted basis, reported for the comparable 2001 period (as adjusted for our 3-for-2 stock splits in May 2002). As a result, we had an annualized return on average equity of 32.75% and an annualized return on average assets of 1.54%. These results were driven by an increase in the net interest margin to 3.13%, a six-month loan production of $16.7 billion and an operating efficiency ratio of 54.2%.

Net Interest Income

Three months

Net interest income continued to rise and in this quarter increased $22.4 million, or 92.9%, to $46.5 million compared to the $24.1 million recorded for the 2001 period. Although there was only a small increase of $0.6 million in interest income, there was a $21.9 million decrease in interest expense. In this period of lower interest rates, management was able to dramatically reduce the rates paid on the Company’s deposit portfolio. This repricing is shown in the 250 basis point decrease in the deposit cost. This decrease allowed the Company to report a 125 basis point increase in the interest rate spread during the period and a 136 basis point increase in the interest margin when compared to the 2001 period.

On a sequential quarter basis, the reported spread and margin decreased 33 basis points and 20 basis points, respectively. This decrease was the result of a dramatic 52 basis point decrease in the yield on our earning asset portfolio offset by a 19 basis point decrease in the rate paid on liabilities.

Management believes that there will be further compression in the interest margin in coming quarters. The largest interest margin reported by the Company occurred in the first quarter of 2002. Although management will acquire the most cost effective source of funds available, there is no guarantees that management will be able to maintain these spreads and margins.

AVERAGE YIELDS EARNED AND RATES PAID

The following tables present interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and the amortization of net deferred loan origination costs. Nonaccruing loans were included in the average loan amounts outstanding.

	Quarter ended June 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands )
Interest-earning assets:
Loans receivable, net	$5,928,422	$106,533	7.19%	$5,560,505	$104,750	7.54%
FHLB stock	129,875	2,030	6.25	113,511	2,299	8.00
Other	121,975	589	1.93	122,203	1,515	4.96

Total interest-earning assets	6,180,272	$109,152	7.06%	5,796,219	$108,564	7.49%
Other assets	720,606			454,752

Total assets	$6,900,878			$6,250,971

Interest-bearing liabilities:
Deposits	$3,586,141	$29,839	3.34%	$3,496,496	$50,846	5.84%
FHLB advances	2,127,593	28,581	5.39	2,028,154	29,207	5.78
Other	211,718	4,202	7.96	217,345	4,423	8.16

Total interest-bearing liabilities	5,925,452	$62,622	4.29%	5,741,995	$84,476	5.97%
Other liabilities	645,200			286,114
Stockholders equity	330,226			222,862

Total liabilities and stockholders equity	$6,900,878			$6,250,971

Net interest-earning assets	$255,048			$54,224

Net interest income		$46,530			$24,088

Interest rate spread			2.77%			1.52%

Net interest margin			3.05%			1.69%

Ratio of average interest-earning assets to interest-bearing liabilities			104%			101%

AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands )
Interest-earning assets:
Loans receivable, net	$5,905,237	$218,959	7.42%	$5,449,827	$211,277	7.75%
FHLB stock	129,243	3,930	6.00	109,417	4,377	8.00
Other	128,707	1,084	1.68	194,813	4,985	5.12

Total interest-earning assets	6,163,187	$223,973	7.27%	5,754,057	$220,639	7.67%
Other assets	592,366			459,716

Total assets	$6,755,552			$6,213,773

Interest-bearing liabilities:
Deposits	$3,667,070	$63,158	3.47%	$3,525,001	$105,557	6.04%
FHLB advances	2,057,917	56,463	5.53	1,971,640	57,761	5.91
Other	215,484	8,664	8.11	187,234	7,919	8.53

Total interest-bearing liabilities	5,940,471	$128,285	4.35%	5,683,875	$171,237	6.08%
Other liabilities	497,870			316,332
Stockholders equity	317,211			213,566

Total liabilities and Stockholders equity	$6,755,552			$6,213,773

Net interest-earning assets	$222,716			$70,182

Net interest income		$95,688			$49,402

Interest rate spread			2.92%			1.59%

Net interest margin			3.13%			1.73%

Ratio of average interest-earning assets to interest-bearing liabilities			104%			101%

RATE/VOLUME ANALYSIS

The following tables present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented in Tables 1 and 2. Table 3 and 4 distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the ending volume constant).

	Quarter ended June 30,

		2002 versus 2001
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(5,187)	$6,970	$1,783
FHLB stock	(568)	299	(269)
Other	(924)	(2)	(926)

Total	$(6,679)	$7,267	$588
Interest Expense:
Deposits	$(22,414)	$1,407	$(21,007)
FHLB advances	(2,075)	1,449	(626)
Other	(106)	(115)	(221)

Total	$(24,595)	$2,741	$(21,854)
Net change in net interest income	$17,916	$4,526	$22,442

	Six months ended June 30,

	2002 versus 2001
	Increase (Decrease) due to:
	Rate	Volume	Total

	(in thousands)
Interest Income:
Loans receivable, net	$(9,744)	$17,426	$7,682
FHLB stock	(1,292)	845	(447)
Other	(2,214)	(1,687)	(3,901)

Total	$(13,250)	$16,584	$3,334
Interest Expense:
Deposits	$(47,122)	$4,723	$(42,399)
FHLB advances	(3,910)	2,612	(1,298)
Other	(452)	1,197	745

Total	$(51,484)	$8,532	$(42,952)
Net change in net interest income	$38,234	$8,052	$46,286

Six months

In comparing the net interest income reported for the six months ended June 30, 2002 to the net interest income reported for the six months ended June 30, 2001, the variance is more dramatic than that seen in the three month analysis. The Company recorded an increase of $46.3 million, or 93.7%. This increase includes a $3.4 million, or 1.5% increase in interest income and a $42.9 million, or 25.1% decrease in interest expense.

The dramatic reduction in the rates paid on the Company’s liabilities was really only centered in the deposit portfolio. This portfolio repriced down 257 basis points on a period over period basis. This decrease allowed the Company to report a 133 basis point increase in the interest rate spread during the period and a 140 basis point increase in the interest margin when compared to the 2001 period.

Provision for Losses

Three months

During the three months ended June 30, 2002, the Company’s provision for losses was $3.6 million. This is a 40.0% decrease from the $6.0 million recorded in the comparable 2001 period and a 56.1% decrease from the $8.2 million recorded in the prior quarter.

During the three months ended June 30, 2002, $1.0 million of the provision was used to increase the allowance for losses, whereas in the prior quarter $3.0 million was allocated and in the comparable 2001 period $2.0 million was allocated.

Actual net charge-offs during the three months ended June 30, 2002 were $2.6 million, an annualized 0.17% of average loans outstanding. Comparatively, actual net charge-offs were $4.0 million, or 0.29% during the three months ended June 30, 2001 and $5.2 million, or 0.35% during the three months ended March 31, 2001, respectively.

In each period the allowance was increased in order to set loan loss reserves at a level that would offset the inherent risks associated with the Company’s loan portfolio. The loan portfolio increased 10.6% during the three month period ended June 30, 2002. The Company’s increase in its general reserves constituted an increase of 2.2%. Non-performing loans decreased 8.4% in during the second quarter. The allowance, which now totals $46.0 million, is 1.38% of loans held for investment and 56.6% of non-performing loans.

Six months

During the six months ended June 30, 2002, the Company’s provision for losses was $11.8 million. This is a 1.7% decrease from the $12.0 million recorded in the comparable 2001 period.

The provision for losses in the 2002 period included a $4.0 million increase in the allowance for losses, whereas in the 2001 period a $5.0 charge was recorded to increase the allowance. Net charge-offs were an annualized 0.26% in each period.

Non-Interest Income

Three months

During the three months ended June 30, 2002, non-interest income was reported as $46.6 million versus $49.6 million reported in the comparable 2001 period and $58.7 million reported in the first quarter of 2002. Although the amount of reported earnings in the 2002 period were only off $3.0 million, or 6.0%, the makeup of the 2002 earnings stream was significantly different.

The changes in the second quarter of 2002 included an increase in net loan administration income, an increase in net gains on sales of mortgage servicing rights, and a decrease in net gains on loan sales versus what was reported in the first quarter of 2002 and the comparable 2001 quarter.

Six months

During the six months ended June 30, 2002, non-interest income increased $21.1 million, or 25.0%, to $105.4 million from $84.3 million. This increase was primarily attributable to an increase in the net gain on the sales of mortgage servicing rights and net loan administration fees.

Loan Administration

Three months

Net loan administration fee income increased to a $5.5 million during the three months ended June 30, 2002, from a negative $5.8 million in the 2001 period and $0.8 million in the first quarter. This $11.3 million increase between the comparable periods was the result of the $3.3 million decrease in the amortization of the mortgage servicing rights (“MSR”) and an $8.0 million increase in the amount of servicing fees. This amortization decrease resulted from a percentage decrease in the amount of prepayment activity on the underlying mortgage loans serviced for others. The increase in the gross fee income was the result of a larger portfolio of serviced loans during the 2002 period.

Six months

Net loan administration fee income for the six months ended June 30, 2002 increased to $6.3 million from a negative $5.2 million recorded in the 2001 period. This $11.5 million increase similarly was the result of a $4.0 million decrease in the amortization of mortgage servicing rights and a $15.5 million increase in servicing revenues. MSR amortization equaled $21.7 million during the 2002 period versus $17.7 million during the comparable 2001 period. Gross fee income, before the amortization of serving rights, was $28.0 million for the six months ended June 30, 2002 and $12.5 million for the comparable 2001 period. This increase in gross fee income was the result of the larger portfolio of serviced loans during the 2002 period.

At June 30, 2002, the unpaid principal balance of loans serviced for others was $19.4 billion versus $15.2 billion serviced at March 31, 2002 and $14.2 billion serviced at December 31, 2001. At June 30, 2001, the unpaid principal balance of loans serviced for others was $7.6 billion versus $7.6 billion serviced at March 31, 2001 and $6.6 billion serviced at December 31, 2000. The weighted average servicing fee on loans serviced for others at June 30, 2002 was 0.317% (i.e., 31.7 basis points). The weighted average age of the loans serviced for others at June 30, 2002 was 8 months old.

Net Gain on Loan Sales

As previously stated, one of the Company’s operating strategies involves the origination of mortgage loans on a national basis, the sale of those loans on a servicing retained basis, and then the strategic sale of the created servicing rights.

Typically, as the supply of available loans in the marketplace increases, the Company is able to acquire these loans at a lower price. Inversely, as interest rates rise or are stable but higher interest rate environment, the amount of available loans are less and the competing companies must originate at decreased margins to applicable secondary market resale prices in order to maintain production levels.

Management has historically maintained a profitable spread between the price at which it acquires loans versus the price level at which the loans can be sold in the secondary market. There can be no assurances made that the Company will be able to maintain this profitability level in the future.

Three months

For the three months ended June 30, 2002, net gain on loan sales decreased $23.9 million, to $25.1 million, from $49.0 million in the 2001 period. The 2002 period reflects the sale of $6.8 billion in loans versus $7.6 billion sold in the 2001 period. An increase in the interest rate environment in the latter part of the 2002 period resulted in a smaller mortgage loan origination volume ($7.5 billion in the 2002 period vs. $8.2 billion in the 2001 period) and a smaller or narrower gain on sale spread (37 basis points in the 2002 period versus 64 basis points in the 2001 period) recorded when the loans were sold.

Six months

For the six months ended June 30, 2002, net gain on loan sales were $75.9 million versus $77.0 million in the comparable 2001 period. The 2002 period includes the sale of $15.8 billion in loans versus $13.0 billion sold in the 2001 period. For the six month period ended June 30, 2001, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (48 basis points in the 2002 period versus 59 basis points in the 2001 period) when the loans were sold.

Net Gain on the Sale of Mortgage Servicing Rights

During 2001, the Company sold only newly originated servicing rights on a flow basis. The Company recorded a minimal $600,000 gain on these sales. During the 2001 period, prepayments recorded on prior MSR sales required an adjustment of $858,000.

As previously stated, one of the Company’s operating strategies involves the origination of mortgage loans on a national basis, the sale of those loans on a servicing retained basis, and then the strategic sale of the created servicing rights.

Typically, the Company enters into a flow sale agreement to sell a portion of its newly originated MSR. The Company will then sell the remaining portion of its MSR on a strategic basis as conditions warrant. The Company continually monitors the marketplace for sale opportunities versus the value the Company can create by retaining a larger portfolio of MSR. The Company is limited in the amount of MSR it can hold for regulatory purposes and is also limited on an operational basis to the amount of loans the Company can service.

Management has historically maintained a profitable spread between the price at which it acquires MSR and the price level at which the MSR can be sold in the secondary market. Management also has not been forced to record a valuation adjustment to the MSR for impairment because of its policy of selling substantially all of the MSR it originates. Impairment in a MSR portfolio is typically created by a quick change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that the Company will be able to avoid an impairment charge in the future.

Three months

For the three months ended June 30, 2002, the net gain on the sale of mortgage servicing rights was $10.2 million versus a loss of $0.3 million during the 2001 period. The gain on sale of mortgage servicing rights increased because the Company sold a $1.8 billion seasoned bulk servicing package in the 2002 period and did not have such a sale of seasoned loans in the 2001 period. Also during the 2002 period a number of sales from prior quarters completed their final settlement procedure.

Six months

For the six months ended June 30, 2002, the net gain on the sale of mortgage servicing rights increased $9.6 million to $10.8 million, from $1.2 million for the same period in 2001. The gain on sale of mortgage servicing rights increased due to the aforementioned sale of $1.8 billion of seasoned servicing rights in 2002. During 2001, the Company only recorded a minimal gain on a bulk servicing sale of $2.2 billion in mortgage servicing rights. During 2001, the Company sold a total of $11.4 billion in servicing versus the $13.0 billion of mortgage servicing rights originated. In 2002, the Company sold $9.8 billion and originated $15.8 billion in mortgage servicing rights.

Activity of Mortgage Loans Serviced for Others ( in thousands):

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Beginning balance	$15,249,763	$7,637,022	$14,222,802	$6,644,482
Loans sold	6,818,644	7,632,730	15,762,964	13,027,731

Subtotal	22,068,407	15,269,752	29,985,766	19,672,213
Loans sold servicing released	235,387	47,453	469,992	116,257
Servicing sold (flow basis)	142,651	7,208,143	2,353,363	9,149,692
Servicing sold (bulk basis)	1,813,247	—	6,991,308	2,162,097

Subtotal	2,191,285	7,255,596	9,814,593	11,428,046
Amortization	486,918	334,204	780,969	564,215

Ending balance	$19,390,204	$7,679,952	$19,390,204	$7,679,952

Other Fees and Charges

Three months

During the three months ended June 30, 2002, the Company recorded $5.8 million in other fees and charges. In the comparable 2001 period, the Company recorded $6.7 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

Six months

During the six months ended June 30, 2002, the Company recorded $12.3 million in other fees and charges. In the comparable 2001 period, the Company recorded $11.4 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

Non-Interest Expense

The following table sets forth the components of the Company’s non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during a period. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized. These expense amounts are reflected on the Company’s statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis ( i.e., prior to the deferral of capitalized loan origination costs) more clearly reflects the changes in non-interest expense when comparing periods.

	Quarter ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

		( in thousands )
Compensation and benefits	$30,344	$26,464	$63,831	$49,751
Commissions	18,635	19,668	40,480	32,655
Occupancy and equipment	13,032	10,316	25,384	18,492
Advertising	1,435	1,248	3,297	2,476
Core deposit amortization	—	323	—	645
Federal insurance premium	178	169	340	339
General and administrative	11,989	12,908	24,318	21,135

Total	75,613	71,096	157,650	125,493
Less: capitalized loan costs	(26,841)	(30,597)	(48,609)	(49,683)
Total, net	$48,772	$40,499	$109,041	$75,810

Efficiency ratio	52.4%	54.5%	54.2%	56.2%

Three months

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 13 more facilities at June 30, 2002 than at June 30, 2001.

•	The Company conducted business from 28 more retail loan origination offices at June 30, 2002 than at June 30, 2001.

•	The mortgage banking operation originated $7.5 billion in residential mortgage loans during the 2002 quarter versus $8.2 billion in the comparable 2001 quarter.

•	The Company employed 2,393 salaried employees at June 30, 2002 versus 2,099 salaried employees at June 30, 2001.

•	The Company employed 101 full-time national account executives at June 30, 2002 versus 92 at June 30, 2001.

•	The Company employed 565 full-time retail loan originators at June 30, 2002 versus 398 at June 30, 2001.

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $4.5 million, or 6.3%, to $75.6 million during the three months ended June 30, 2002, from $71.1 million for the comparable 2001 period. This increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $3.8 million, or 14.3%, is the direct result of the 14.0% increase in salaried personnel which were hired to support the additional banking centers and retail loan centers during the period.

The decreased commission expense of $1.1 million, or 5.6%, is the direct result of the 8.5% decrease in mortgage loan originations during the period. During the 2002 period commissions were 25 basis points of loan originations versus 24 basis points during the 2001 period.

The majority of the $2.7 million, or 26.2% increase in occupancy and equipment costs are directly attributable to the 34.7% increase in facilities operated by the Company and the equipment required to accommodate the increased staff.

The 7.0% decrease in general and administrative expense is reflective of the 8.5% decrease in mortgage loan originations offset by the increased number of banking and origination centers in operation during the period.

During the three months ended June 30, 2002, the Company capitalized direct loan origination costs of $26.8 million, a decrease of $3.8 million, or 12.4%, from $30.6 million for the comparable 2001 period. The 2002 deferral equates to a capitalization of $544 per loan versus $553 per loan in the 2001 period.

Six months

During the six months ended June 30, 2002, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $32.2 million, or 25.7%, to $157.7 million, from $125.5 million for the comparable 2001 period. The increased costs are primarily attributable to the same items as mentioned above in the “three month” section. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $14.0 million, or 28.1%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $7.8 million, or 23.8%, is the direct result of the 22.9% increase in mortgage loan originations during the period. During both the 2001 and 2002 periods, commissions were 24 basis points of loan originations.

The majority of the $6.9 million, or 37.3% increase in occupancy and equipment costs are directly attributable to the 34.7% increase in operating facilities and the equipment required to accommodate the increased staff.

The $3.2 million, or 15.2% increase in general and administrative expense is reflective of the 22.9% increase in mortgage loan originations and the increased number of banking centers in operation during the period.

During the six months ended June 30, 2002, the Company capitalized direct loan origination costs of $48.6 million, a decrease of $1.1 million, or 2.2%, from $49.7 million for the comparable 2001 period. The 2002 deferral equates to a capitalization of $440 per loan versus $536 per loan in the 2001 period.

Financial Condition

Assets

The Company’s assets totaled $6.8 billion at June 30, 2002, an increase of $0.2 billion, or 3.0%, as compared to $6.6 billion at December 31, 2001. This increase was primarily due to a $0.2 billion increase in loans held for investment at June 30, 2002.

Cash and cash equivalents

Cash and cash equivalents increased from $110.4 million at December 31, 2001 to $126.8 million at June 30, 2002. This increase in cash is primarily associated with the increase in banking centers at June 30, 2002.

Mortgage loans available for sale

Mortgage loans available for sale increased $8.5 million, or 0.3%, to $2.8 billion at June 30, 2002, from $2.7 billion at December 31, 2001. At June 30, 2002, the majority of these loans were originated within the two weeks prior to the end of the quarter.

Loans held for investment, net

Loans held for investment increased $161.0 million, or 5.1%, from $3.2 billion at December 31, 2001 to $3.3 billion at June 30, 2002. This increase is primarily attributable to a $199.6 increase in single family mortgages. Additionally there was a $126.5 million decrease in warehouse loans that was somewhat offset by increases in second mortgages, commercial real estate and consumer loans. These increases included a $12.9 million increase in second mortgage loans, a $51.9 million increase in commercial real estate loans, a $1.7 million increase in commercial loans, and a $22.9 million increase in consumer loans.

Loans held for investment:

	June 30, 2002	March 31, 2002	December 31, 2001	June 30, 2001

Single family mortgage	$2,398,536	$2,141,996	$2,198,888	$2,668,224
Second mortgage	245,355	223,050	232,466	209,824
Construction	51,981	48,367	53,505	49,700
Commercial real estate	366,068	350,342	314,247	256,167
Commercial	10,644	10,833	8,922	10,321
Warehouse	172,014	168,561	298,511	244,347
Consumer	86,882	70,207	63,960	60,675

Total	$3,331,480	$3,013,356	$3,170,499	$3,499,258

Allowance for losses

The allowance for losses totaled $46.0 million at June 30, 2002, an increase of $4.0 million, or 9.5%, from $42.0 million at December 31, 2001. This increase was recorded based upon management’s assessment of relevant factors

Additionally, the Company increased these reserves to offset a trend that was occurring within the Company’s single family mortgage loan portfolio. In each of the first three months of 2002, the balance of

90 day delinquent loans was greater than the reported balance at December 31, 2001. The Company increased the allowance in each of the first four months of 2002 $1.0 million to offset this negative trend.

Actual net charge-offs during the three months ended June 30, 2002 were $2.6 million, an annualized 0.17% of average loans outstanding. Comparatively, actual net charge-offs were $4.0 million, or 0.29% during the three months ended June 30, 2001 and $5.2 million, or 0.35% during the three months ended March 31, 2002, respectively.

The allowance, which now totals $46.0 million, is 1.38% of loans held for investment and 56.6% of non-performing loans.

The Company’s non-performing loans totaled $81.2 million and $87.7 million at June 30, 2002 and December 31, 2001, respectively.

The level of the allowance for losses at June 30, 2002 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

FHLB stock

Holdings of FHLB stock increased from $128.4 million at December 31, 2001 to $131.4 million at June 30, 2002. These increases were made to comply with member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater. During the quarter ended June 30, 2002, the FHLB advance total reached $2.5 billion creating the need for the increased stock balance.

Accrued interest receivable

Accrued interest receivable increased from $40.0 million at December 31, 2001 to $42.9 million at June 30, 2002 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

Repossessed assets

Repossessed assets increased from $38.9 million at December 31, 2001 to $45.3 million at June 30, 2002. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

Mortgage servicing rights

Mortgage servicing rights (“MSR”) totaled $192.3 million at June 30, 2002, an increase of $23.8 million, or 14.1%, from $168.5 million reported at December 31, 2001. During the six months ended June 30, 2002, the Company capitalized $184.0 million, amortized $21.7 million, and sold $138.5 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $19.4 billion at June 30, 2002 versus $14.2 billion at December 31, 2001. The capitalized value of the mortgage servicing rights was 0.99% and 1.18% at June 30, 2002 and December 31, 2001, respectively.

At June 30, 2002, the fair value of the MSR was approximately $215.9 million based on an internal valuation model which utilized a discounted cash flow equal to 9%, a cost to service of $55.00, and a weighted prepayment assumption equal to 300% PSA. The portfolio contained 137,901 loans, had a weighted rate of 6.765%, a weighted remaining term of 306 months, and had been seasoned eight months.

Other assets

Other assets decreased $55.7 million, or 48.5%, to $59.2 million at June 30, 2002, from $114.9 million at December 31, 2001. The majority of this decrease was attributable to the receipt of receivables recorded in the fourth quarter of 2001 in conjunction with the sale of residential mortgage loan servicing rights. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The majority of the balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $0.1 billion, or 1.6%, to $6.4 billion at June 30, 2002, from $6.3 billion at December 31, 2001. This increase was not centered in any individual category but included an increase in most every liability category.

Deposit accounts

Deposit accounts were virtually unchanged at $3.6 billion. Although the totals were unchanged, the components were quite different.

Demand deposit accounts increased $68.7 million, or 20.6%, to $401.5 million at June 30, 2002, from $332.8 million at December 31, 2001. This increase reflects the Company’s expansion strategy. This strategy has emphasized the gathering of low cost retail deposits.

Savings deposit accounts decreased $361.3 million, or 45.1%, to $440.4 million at June 30, 2002, from $801.7 million at December 31, 2001. This decrease reflects the Company’s strategy to segregate its rate sensitive, high balance customers into a money market account. The Company reduced the rates paid on these accounts 157 basis points during the period.

During the second quarter, a new money market account was opened for our more rate sensitive, high balance customers. This account increased from zero at December 31, 2001 to $411.7 million at June 30, 2002.

The municipal deposit channel that was opened in the fourth quarter of 2001 now totals $614.2 million. The account totals increased $198.7 million, or 47.8% during the six months ended June 30, 2002. These deposits have been garnered from local government units within our retail banking market area.

Wholesale deposit accounts decreased $239.9 million, or 29.1%, to $584.5 million at June 30, 2002, from $824.4 million at December 31, 2001. This decrease reflects the Company’s strategy to reduce its reliance on higher costing secondary market certificates of deposit. The Company has emphasized the use of lower costing retail deposits and advances from the FHLB which are more sensitive to the current interest rate environment.

During the six months ended June 30, 2002, management continued to monitor and reprice the deposit portfolio downward in order to increase the spreads and margins earned by the Company. As can be seen below, management was able to decrease the cost of the retail portfolio by 92 basis points and the total portfolio by 87 basis points. During the third quarter, the Company has approximately $220 million of retail certificates and approximately $100 million of wholesale certificates that have weighted rates of 4.20% and 4.00%, respectively, maturing. The Company expects to renew these accounts at a significantly lower rate.

	June 30, 2002			December 31, 2001
	Balance	Rate	%	Balance	Rate	%

Demand deposits	$401,478	2.47%	11.17%	$332,843	2.76%	9.23%
Savings deposits	440,381	2.29	12.25	801,694	3.86	22.22
Money market deposits	411,685	3.45	11.46	—	—	—
Certificates of deposits	1,141,327	3.99	31.76	1,233,668	4.91	34.19

Total retail deposits	2,394,871	3.32	66.64	2,368,205	4.25	65.64
Municipal deposits	614,239	2.25	17.09	415,472	3.12	11.51
Wholesale deposits	584,505	4.94	16.27	824,426	4.93	22.85

Total deposits	$3,593,615	3.41%	100.00%	$3,608,102	4.28%	100.00%

FHLB advances

FHLB advances increased $0.2 billion, or 10.0%, to $2.2 billion at June 30, 2002, from $2.0 billion at December 31, 2001. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts. The Company also utilizes a portion of these advances to fund longer term assets that can not be otherwise be match-funded within the retail deposit portfolio.

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

Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others decreased $100.9 million, or 43.8%, to $129.7 million at June 30, 2002, from $230.6 million at December 31, 2001. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large balance at December 31, 2001 is reflective of the refinance environment during that time period.

Escrow accounts

Customer escrow accounts increased $49.4 million, or 46.7%, to $155.1 million at June 30, 2002, from $105.7 million at December 31, 2001. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July to local school and municipal agencies.

Liability for checks issued

Liability for checks issued decreased $24.6 million, or 16.7%, to $122.7 million at June 30, 2002, from $147.3 million at December 31, 2001. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline. The moderate decrease at June 2002 is indicative of the decrease in loan production volumes recorded by the Company during the month of June.

Federal income taxes payable

Federal income taxes payable decreased $23.8 million, or 30.7%, to $53.8 million at June 30, 2002, from $77.6 million at December 31, 2001. This decrease is attributable to the payment of taxes during the six months ended June 30, 2002 offset by an increase in the deferred tax liability created through operations.

Other liabilities

Other liabilities decreased $4.6 million, or 4.6%, to $95.1 million at June 30, 2002, from $99.7 million at December 31, 2001. This small decrease was deemed immaterial.

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

Mortgage loans sold during the three months ended June 30, 2002 totaled $6.8 billion, a decrease of $0.8 billion, or 10.5% from $7.6 billion sold during the same period in 2001. This decrease in mortgage loan sales was attributable to the 8.5% decrease in mortgage loan originations during the quarter. The Company sold 91.1% and 93.2% of its mortgage loan originations during the three month period ended June 30, 2002 and 2001, respectively.

Mortgage loans sold during the six months ended June 30, 2002 totaled $15.8 billion, and increase of $2.8 billion, or 21.5% from $13.0 billion sold during the same period in 2001. This increase in mortgage loan sales was attributable to the 22.8% increase in mortgage loan originations. The Company sold 94.0% and 95.6% of its mortgage loan originations during the six month period ended June 30, 2002 and 2001, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.2 billion outstanding at June 30, 2002. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $3.0 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 2002, the Company had outstanding rate-lock commitments to lend $5.0 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $12.4 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2002, the Company had outstanding commitments to sell $4.9 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $154.0 million at June 30, 2002. Such commitments include $584.0 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $172.0 million at June 30, 2002.

Capital Resources.

At June 30, 2002, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2001.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Not applicable

(b)

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11. Computation of Net Earnings per Share

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: August 14, 2002	/S/ Mark T. Hammond Mark T. Hammond President and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

11	Computation of Net Earnings per Share