Form 10-Q
period 2002-09-30
FLAGSTAR BANCORP INC
filed 2002-11-15
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐ .

     As of November 11, 2002, 29,371,431 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

Consolidated Statements of Financial Condition — September 30, 2002 (unaudited) and December 31, 2001.
Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2002 and 2001.
Unaudited Consolidated Statements of Changes in Stockholder’s Equity — For the year ended December 31, 2001 and the nine months ended September 30, 2002.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2002 and 2001.
Condensed Notes to Consolidated Financial Statements.
Computation of Net Earnings Per Share
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — September 30, 2002 (unaudited) and December 31, 2001.

Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2002 and 2001.

Unaudited Consolidated Statements of Changes in Stockholder’s Equity — For the year ended December 31, 2001 and the nine months ended September 30, 2002.

Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2002 and 2001.

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

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At September 30,	At December 31,
Assets	2002	2001

	(unaudited)
Cash and cash equivalents	$403,378	$110,447
Mortgage loans available for sale	3,061,501	2,746,791
Loans held for investment	3,489,370	3,170,499
Less: allowance for losses	(46,000)	(42,000)

Loans held for investment, net	3,443,370	3,128,499
Federal Home Loan Bank stock	150,000	128,400
Other investments	9,859	7,949

Total earning assets	6,664,730	6,011,639
Accrued interest receivable	44,730	40,008
Repossessed assets	46,831	38,868
Premises and equipment	144,161	139,529
Mortgage servicing rights	156,015	168,469
Other assets	198,816	114,864

Total assets	$7,658,661	$6,623,824

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$4,152,497	$3,608,103
Federal Home Loan Bank advances	2,120,000	1,970,505
Long term debt	74,750	74,750

Total interest bearing liabilities	6,347,247	5,653,358
Accrued interest payable	17,465	18,081
Undisbursed payments on Loans serviced for others	393,501	230,585
Escrow accounts	182,044	105,716
Liability for checks issued	145,592	147,287
Federal income taxes payable	77,136	77,584
Other liabilities	105,567	99,725

Total liabilities	7,268,552	6,332,336
Stockholders’ Equity
Common stock — $.01 par value, 40,000,000 shares authorized; 31,890,150 and 31,360,783 Shares issued; and 29,239,234 and 28,709,867 outstanding at September 30, 2002 and December 31, 2001, respectively	295	287
Additional paid in capital	27,943	21,953
Retained earnings	361,871	269,248

Total stockholders’ equity	390,109	291,488

Total liabilities and stockholders’ equity	$7,658,661	$6,623,824

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income
Loans	$110,332	$105,937	$329,292	$317,214
Other	2,843	2,296	7,858	11,658

Total	113,175	108,233	337,150	328,872
Interest Expense
Deposits	32,664	43,764	95,821	149,321
FHLB advances	28,922	30,500	85,386	88,261
Other	5,464	4,857	14,130	12,776

Total	67,050	79,121	195,337	250,358

Net interest income	46,125	29,112	141,813	78,514
Provision for losses	6,868	3,086	18,631	15,077

Net interest income after provision for losses	39,257	26,026	123,182	63,437
Non-Interest Income
Loan administration	(793)	(4,244)	5,496	(9,439)
Net gain on loan sales	42,791	48,506	118,732	125,512
Net gain on sales of mortgage servicing rights	2,935	737	13,764	1,907
Other fees and charges	7,261	7,800	19,559	19,162

Total	52,195	52,799	157,551	137,142
Non-Interest Expense
Compensation and benefits	26,463	18,200	80,025	56,137
Occupancy and equipment	13,083	10,944	38,467	29,436
General and administrative	10,759	11,411	41,305	30,793

Total	50,305	40,555	159,346	116,366

Earnings before federal income taxes	41,147	38,270	121,387	84,213
Provision for federal income taxes	14,527	13,703	42,826	30,254
Earnings before the cumulative effect of a change in accounting principle	26,620	24,567	78,561	53,959

Cumulative effect of a change in accounting principle	18,716	—	18,716	—

Net Earnings	$35,336	$24,567	$97,277	$53,959

Earnings per share before the cumulative effect of a change in accounting principle - basic	$0.91	$0.89	$2.70	$1.98
Earnings per share before the cumulative effect of a change in accounting principle - diluted	$0.86	$0.82	$2.54	$1.83
Earnings per share from the cumulative effect of a change in accounting principle — basic	$0.64	—	$0.64	-
Earnings per share from the cumulative effect of a change in accounting principle — diluted	$0.61	—	$0.61	-

Net earnings per share — basic	$1.55	$0.89	$3.34	$1.98
Net earnings per share — diluted	$1.47	$0.82	$3.15	$1.83

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance at December 31, 2000	$269	$5,224	$191,337	$196,830
Net earnings	—	—	82,940	82,940
Stock options exercised	18	11,269	—	11,287
Tax benefit from stock options exercised	—	5,460	—	5,460
Dividends paid ($0.18 per share)	—	—	(5,029)	(5,029)

Balance at December 31, 2001	287	21,953	269,248	291,488
Net earnings	—	—	97,277	97,277
Stock options exercised	8	4,762	—	4,762
Tax benefit from stock options exercised	—	1,228	—	1,228
Dividends paid ($0.16 per share)	—	—	(4,654)	(4,654)

Balance at September 30, 2002	$295	$29,943	$361,871	$390,109

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended
	September 30,

	2002	2001

Operating Activities
Net earnings	$97,277	$53,959
Adjustments to reconcile net earnings to net cash used in operating activities Provision for losses	18,631	15,077
Depreciation and amortization	53,001	44,247
Net gain on the sale of assets	(2,338)	(885)
Net gain on loan sales	(118,732)	(125,512)
Net gain on sales of mortgage servicing rights	(13,145)	(1,907)
Proceeds from sales of loans available for sale	26,459,594	21,030,582
Originations and repurchases of loans available for sale, net of principal repayments	(27,824,173)	(21,874,789)
Increase in accrued interest receivable	(4,722)	(2,942)
Increase in other assets	(83,954)	(23,981)
Decrease in accrued interest payable	(617)	(20,792)
(Decrease) increase in the liability for checks issued	(1,695)	141,838
(Increase) decrease in current federal income taxes payable	(26,425)	11,453
Provision (benefit) of deferred federal income taxes payable	25,977	(9,957)
Increase in other liabilities	5,843	21,913

Net cash used in operating activities	(1,415,478)	(741,695)
Investing Activities
Purchase of other investments	(1,910)	(2,606)
Origination of loans held for investment, net of principal repayments	802,166	726,723
Purchase of Federal Home Loan Bank Stock	(21,600)	(26,200)
Proceeds from the disposition of repossessed assets	27,319	17,871
Acquisitions of premises and equipment	(23,175)	(40,174)
Proceeds from the disposition of premises and equipment	(167)	344
Increase in mortgage servicing rights	(311,380)	(347,848)
Proceeds from the sale of mortgage servicing rights	302,680	298,058

Net cash provided by investing activities	773,933	626,168
Financing Activities
Net increase (decrease) in deposit accounts	544,394	(213,676)
Net increase in Federal Home Loan Bank advances	149,495	272,655
Net receipt of payments of loans serviced for others	162,915	21,466
Net receipt of escrow payments	76,328	56,153
Proceeds from the exercise of common stock options	4,770	9,809
Tax benefit from the exercise of non-qualified common stock options	1,228	2,799
Dividends paid to stockholders	(4,654)	(3,695)

Net cash provided by financing activities	934,476	145,511

Net increase in cash and cash equivalents	292,931	29,984
Beginning cash and cash equivalents	110,447	76,679

Ending cash and cash equivalents	$403,378	$106,663

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$47,657	$29,487

Total interest payments made on deposits and other borrowings	$195,953	$226,339

Federal income taxes paid	$52,000	$27,000

Loans held for sale transferred to loans held for investment	$1,168,602	$229,566

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $7.7 billion in assets at September 30, 2002, Flagstar is the largest savings institution and 3rd largest banking institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single family mortgage loans is the Company’s primary lending activity. The Company also originates for investment consumer loans, commercial real estate loans, and non-real estate commercial loans.

The mortgage loans are securitized and sold in order to generate mortgage servicing rights. The Company also invests in a significant amount of its mortgage loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

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

Note 3. Significant Events

1.	On May 3, 2002, the Company announced a 3 for 2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company have been adjusted accordingly.

2.	The Company recorded a one-time after-tax adjustment of $18.7 million, or $0.61 per share — diluted, as its cumulative effect to implement the Financial Accounting Standards Board’s (FASB) Statement 133 Implementation Issue No.C13 (Issue C13). The Company adopted FASB 133 in January 2001. Issue C13 clarifies and provides further guidance to reporting entities that have issued interest rate lock commitments on loans that will be originated and later resold. Issue C13 was cleared for adoption on March 13, 2002 and implementation was required for all reporting entities issuing financial statements for periods where the first day of the fiscal quarter began after April 10, 2002. Since the prior reporting of these rate lock commitments was different than what is expressed in Issue C13, then the change is reported as a change in accounting principle.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended		For the nine months ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Return on average assets	1.43%	1.56%	1.50%	1.15%
Return on average equity	30.04%	40.35%	31.77%	32.16%
Efficiency ratio	51.16%	49.51%	53.23%	53.96%
Equity/assets ratio (average for the period)	4.77%	3.88%	4.72%	3.59%
Mortgage loans originated or purchased	$10,894,362	$8,332,481	$27,615,035	$21,962,863
Mortgage loans sold	$10,224,954	$7,690,877	$25,987,918	$20,718,608
Interest rate spread	2.66%	1.90%	2.79%	1.68%
Net interest margin	2.75%	2.00%	2.99%	1.81%
Average common shares outstanding (2)	29,286	27,872	29,098	27,433
Average fully diluted shares outstanding (2)	30,965	30,000	30,898	29,565
Charge-offs to investment loans outstanding	0.79%	0.37%	0.60%	0.41%

	For the quarter ended		For the nine months ended

	September	June	December	September
	30, 2002	30, 2002	31, 2001	30, 2001

Equity-to-assets ratio	5.09%	5.06%	4.40%	4.25%
Tangible capital ratio (1)	6.51%	6.73%	6.13%	5.93%
Core capital ratio (1)	6.51%	6.73%	6.13%	5.93%
Risk-based capital ratio (1)	11.01%	11.39%	10.37%	10.19%
Total risk-based capital ratio (1)	12.02%	12.54%	11.44%	11.03%
Book value per share (2)	$13.28	$11.76	$10.15	$9.20
Number of common shares outstanding (2)	29,365	29,239	28,710	28,224
Mortgage loans serviced for others	$14,394,125	$19,390,304	$14,222,802	$9,784,848
Value of mortgage servicing rights	1.08%	0.99%	1.18%	1.32%
Allowance for losses to non performing loans	56.2%	56.6%	47.9%	38.2%
Allowance for losses to investment loans	1.32%	1.38%	1.32%	0.91%
Allowance for losses to total loans	0.70%	0.76%	0.71%	0.55%
Non performing loans to investment loans	2.35%	2.44%	2.77%	2.38%
Non performing assets to total assets	1.68%	1.86%	1.48%	1.83%
Number of bank branches	83	76	71	68
Number of loan origination centers	91	83	69	59
Number of correspondent offices	14	15	15	15
Number of employees	3,342	3,059	3,047	2,641

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2)	All share data has been adjusted to reflect the 3 for 2 stock dividend declared on May 3, 2002 and issued on May 31, 2002.

Results of Operations

Net Earnings

During both the three and nine month period ended September 30, 2002, the Company reported record net earnings from recurring operations. The lower and falling interest rates experienced in 2002 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has benefited from the widening yield curve and the downward repricing of higher cost deposits.

Also during the period, the Company recorded a one-time after-tax adjustment of $18.7 million, or $0.61 per share — diluted, as its cumulative effect to implement the Financial Accounting Standards Board’s (FASB) Statement 133 Implementation Issue No.C13 (Issue C13). The Company adopted FASB 133 in January 2001. Issue C13 clarifies and provides further guidance to reporting entities that have issued interest rate lock commitments on loans that will be originated and later resold. Issue C13 was cleared for adoption on March 13, 2002 and implementation was required for all reporting entities issuing financial statements for periods where the first day of the fiscal quarter began after April 10, 2002. Since the prior reporting of these rate lock commitments was different than what is expressed in Issue C13, then the change is reported as a change in accounting principle.

Management does not believe that this one-time cumulative adjustment is part of ongoing earnings and as such has not portrayed it as recurring earnings in the current quarter.

     Three months
 Net earnings from recurring operations for the three months ended September 30, 2002 were $26.6 million ($0.86 per share-diluted), a $2.0 million increase from the $24.6 million ($0.82 per share-diluted) reported in 2001. The increase resulted from a $17.0 million increase in net interest income, which was offset by a $0.6 million decrease in other income, a $0.8 million increase in the provision for federal income taxes, a $3.8 million increase in the provision for losses, and a $9.7 million increase in operating expenses.

     Nine months
 Net earnings from recurring operations for the nine months ended September 30, 2002 were $78.6 million ($2.54 per share-diluted), a $24.6 million increase from the $54.0 million ($1.83 per share-diluted) reported in 2001. The increase resulted from a $63.3 million increase in net interest income and a $20.5 million increase in other income, which was offset by a $12.5 million increase in the provision for federal income taxes, a $3.5 million increase in the provision for losses, and a $42.9 million increase in net operating expenses.

Net Interest Income

     Three months
 Net interest income continues to rise and in this quarter increased $17.0 million, or 58.4%, to $46.1 million for the three months ended September 30, 2002. This level of interest income compares positively to the $29.1 million recorded for the 2001 period. This large percentage increase in net interest income was created by a $5.0 million increase in interest income and a $12.0 decrease in interest expense.

For the first nine months of this year, the Company’s paying liabilities have matured and or repriced at a faster pace than the Company’s earning assets. In this three month period that the Company increased the average earning asset base by over $871.2 million, the Company registered a significant increase in net interest income because of this expanding interest margin. The liabilities used for the asset acquisitions and the liabilities that were used to replace the maturing liabilities were acquired at a substantially discounted rate compared to the liabilities used in the 2001 period.

These pricing adjustments are best shown by the increased spread reported during the current period when compared to the third quarter of 2001. Earning assets as a whole repriced down 68 basis points while the liabilities repriced down 144 basis points on a like period comparison. These decreases were reflected in the increase in the Company’s net interest margin of 75 basis points to 2.75% for the three months ended September 30, 2002 from 2.00% for the comparable 2001 period.

On a sequential quarter basis, the Company reported an 11 basis point decrease in the interest rate spread and 30 basis point decrease in the interest margin. These changes were the result of the large amount of asset refinancings experienced during the third quarter of 2002. The Company reported a $405,000, or 0.9% decrease in net interest income during the third quarter versus the second quarter of 2002 despite a $472.0 million increase in earning assets. Earning assets repriced down 25 basis points while paying liabilities repriced down only 14 basis points.

     Nine months
 Net interest income for the nine months ended September 30, 2002 had an increase of $63.3 million, or 80.6%, to $141.8 million. This level of interest income compares to $78.5 million recorded during the 2001 period. This increase was due to a $565.8 million increase in average interest-earning assets between the comparable periods, offset by the $432.7 million increase in interest-bearing liabilities necessary to fund the growth and an increased spread achieved during the nine month comparable periods. The spread increased 111 basis points and the interest margin increased 118 basis points from the comparable 2001 period. The majority of this increase was found in the deposit portfolio that grew $322.6 million and posted a decrease in cost of 241 basis points.

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

TABLE 1

	Quarter ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			( in thousands )
Interest-earning assets:
Loans receivable, net	$6,382,320	$110,332	6.91%	$5,656,520	$105,937	7.49%
FHLB stock	141,533	2,212	6.20	122,667	2,237	7.24
Other	128,352	631	1.97	1,856	59	3.02

Total interest-earning assets	6,652,205	$113,175	6.81%	5,781,043	$108,233	7.49%
Other assets	771,391			498,779

Total assets	$7,423,596			$6,279,822

Interest-bearing liabilities:
Deposits	$3,900,003	$32,664	3.33%	$3,224,855	$43,764	5.38%
FHLB advances	2,237,973	28,922	5.13	2,164,280	30,500	5.61
Other	273,211	5,464	7.93	238,525	4,857	8.10

Total interest-bearing liabilities	6,411,187	$67,050	4.15%	5,627,660	$79,121	5.59%
Other liabilities	658,006			408,616
Stockholders equity	354,403			243,546

Total liabilities and stockholders equity	$7,423,596			$6,279,822

Net interest-earning assets	$241,018			$153,383

Net interest income		$46,125			$29,112

Interest rate spread			2.66%			1.90%

Net interest margin			2.75%			2.00%

Ratio of average interest- earning assets to interest-bearing liabilities			104%			103%

TABLE 2
AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,

	2002			2001

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

			( in thousands )
Interest-earning assets:
Loans receivable, net	$6,086,977	$329,292	7.21%	$5,539,118	$317,214	7.64%
FHLB stock	133,841	6,142	6.14	114,265	6,436	8.00
Other	129,058	1,715	1.77	130,735	5,222	5.25

Total interest-earning assets	6,349,876	$337,149	7.08%	5,784,118	$328,872	7.58%
Other assets	631,653			452,870

Total assets	$6,981,529			$6,236,988

Interest-bearing liabilities:
Deposits	$3,746,796	$95,822	3.42%	$3,424,198	$149,321	5.83%
FHLB advances	2,116,836	85,386	5.39	2,037,214	88,261	5.79
Other	234,726	14,128	8.05	204,335	12,776	8.35

Total interest-bearing liabilities	6,098,358	$195,336	4.29%	5,665,747	$250,358	5.90%
Other liabilities	553,503			347,552
Stockholders equity	329,668			223,689

Total liabilities and Stockholders equity	$6,981,529			$6,236,988

Net interest-earning assets	$251,518			$118,372

Net interest income		$141,813			$78,514

Interest rate spread			2.79%			1.68%

Net interest margin			2.99%			1.81%

Ratio of average interest-earning assets to interest-bearing liabilities			104%			102%

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

TABLE 3

	Quarter ended September 30,

		2002 versus 2001
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(9,254)	$13,649	$4,395
FHLB stock	(368)	343	(25)
Other	(337)	909	572

Total	$(9,959)	$14,901	$4,942
Interest Expense:
Deposits	$(20,182)	$9,082	$(11,100)
FHLB advances	(2,685)	1,107	(1,578)
Other	(116)	723	607

Total	$(22,983)	$10,912	$(12,071)

Net change in net interest income	$13,024	$3,989	$17,013

TABLE 4

	Nine months ended September 30,

		2002 versus 2001
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(19,631)	$31,709	$12,078
FHLB stock	(1,867)	1,573	(294)
Other	(3,320)	(187)	(3,507)

Total	$(24,818)	$33,095	$8,277
Interest Expense:
Deposits	$(67,723)	$14,224	$(53,499)
FHLB advances	(6,351)	3,476	(2,875)
Other	(528)	1,880	1,352

Total	$(74,602)	$19,580	$(55,022)

Net change in net interest income	$49,784	$13,515	$63,299

Provision for Losses

     Three months
 The provision for losses was increased to $6.9 million for the three months ended September 30, 2002 from $3.1 million during the same period in 2001. In each of the compared periods no increase was made in the allowance for losses. Net charge-offs were an annualized 0.43% and 0.22% of average loans outstanding during the three months ended September 30, 2002 and September 30, 2001, respectively. Net charge-offs were an annualized 0.79% and 0.37% of average loans held for investment during the three months ended September 30, 2002 and September 30, 2001, respectively

The current allowance was not increased during the three months ended September 30, 2002. It is management’s belief that the current reserves are adequate to offset the inherent risk associated with the Company’s loan portfolio. The held for investment loan portfolio decreased 9.4% during the three month period ended September 30, 2002. The allowance, which totals $46.0 million, is 0.70% of total loans, 1.32% of loans held for investment and 56.2% of non-performing loans.

     Nine months
 The provision for losses was $18.6 million for the nine months ended September 30, 2002 compared with $15.1 million during the same period in 2001. The provision for losses in the 2002 period included a $4.0 million increase in the allowance for losses, whereas the 2001 period included a $5.0 million increase. Net charge-offs were an annualized 0.34% and 0.24% of average loans outstanding during the nine months ended September 30, 2002 and September 30, 2001, respectively. Net charge-offs were an annualized 0.60% and 0.41% of average loans held for investment during the nine months ended September 30, 2002 and September 30, 2001, respectively.

Non-Interest Income

     Three months
 During the three months ended September 30, 2002, non-interest income decreased $0.6 million to $52.2 million from $52.8 million. This slight decrease was attributable to a decrease in net gain on loan sales and other fees and charges, offset by an increase in the net gain on the sales of mortgage servicing rights and net loan administration fees.

     Nine months
 During the nine months ended September 30, 2002, non-interest income increased $20.5 million to $157.6 million from $137.1 million. This increase was attributable to an increase in the net gain on the sales of mortgage servicing rights, the net loan administration fees, and other fees and charges, offset by a decrease in net gain on loan sales.

     Loan Administration

     Three months
 Net loan administration fee income increased to a negative $793,000 during the three months ended September 30, 2002, from a negative $4.2 million in the 2001 period. This $3.4 million increase was the result of an increase in service fee revenue offset by a smaller increase in the quarterly amortization of mortgage servicing rights (“MSR”). This amortization increase was recorded to adjust for the prepayment on the underlying mortgage loans serviced for others. Fee income before the amortization of servicing rights actually increased $4.3 million for the three months ended September 30, 2002, to $11.8 million compared to the $7.5 million recorded in the 2001 period. This increase in the gross fee income was the result of a larger portfolio of serviced loans during the 2002 period.

     Nine months
 Net loan administration fee income for the nine months ended September 30, 2002 increased to $5.5 million from a negative $9.4 million recorded in the 2001 period. This $14.9 million increase was the result of the increased service fees and the comparative percentage decline in the amortization of mortgage servicing rights. MSR amortization equaled $34.3 million during the 2002 period versus $29.4 million during the comparable 2001 period. Gross fee income, before the amortization of serving rights, increased $19.8 million for the nine months ended

September 30, 2002 to $39.8 million, from $20.0 million for the comparable 2001 period. This increase in gross fee income was the result of the larger portfolio of serviced loans during the 2002 period.

At September 30, 2002, the unpaid principal balance of loans serviced for others is $14.4 billion versus $19.4 billion serviced at June 30, 2002, and $14.2 billion serviced at December 31, 2001. At September 30, 2001, the unpaid principal balance of loans serviced for others was $9.8 billion versus $7.7 billion serviced at June 30, 2001 and $6.6 billion serviced at December 31, 2000. At September 30, 2002, the loans serviced for others portfolio had a weighted average servicing fee of 0.334% (i.e., 33.4 basis points), a weighted average age of 8 months, weighted average remaining maturity of 298 months, and a weighted average rate of 6.754%. The portfolio was internally valued at $167.4 million versus its book value of $156.0 million. The portfolio was valued using a 28.5% constant prepayment rate and an 11.9% discount rate.

     Net Gain on Loan Sales

     Three months
 For the three months ended September 30, 2002, net gain on loan sales decreased $5.7 million, to $42.8 million, from $48.5 million in the 2001 period. The 2002 period reflects the sale of $10.2 billion in loans versus $7.7 billion sold in the 2001 period. The slightly higher interest rate environment in the 2001 period resulted in a smaller mortgage loan origination volume ($10.9 billion in the 2002 period vs. $8.3 billion in the 2001 period) but the lesser amount of loans were sold at a wider gain on sale spread (42 basis points in the 2002 period versus 63 basis points in the 2001 period).

     Nine months
 For the nine months ended September 30, 2002, net gain on loan sales decreased $6.8 million, to $118.7 million, from $125.5 million in the 2001 period. The 2002 period reflects the sale of $26.0 billion in loans versus $20.7 billion sold in the 2001 period. For the nine month period ended September 30, 2002, the lower interest rate environment also resulted in a lesser or narrower gain on sale spread recorded (46 basis points in the 2002 period versus 61 basis points in the 2001 period) when the loans were sold.

     Net Gain on the Sale of Mortgage Servicing Rights

     Three months
 For the three months ended September 30, 2002, the net gain on the sale of mortgage servicing rights increased from $737,000 during the 2001 period to $2.9 million. The gain on sale of mortgage servicing rights increased primarily because the Company sold $11.5 billion bulk servicing packages in the 2002 period and did not have such a sale of loans in the 2001 period. Also during 2002, the Company sold $2.6 billion of newly originated servicing rights on a flow basis. During 2001, the Company sold $5.1 billion of servicing rights on a flow basis for a minimal profit.

     Nine months
 For the nine months ended September 30, 2002, the net gain on the sale of mortgage servicing rights increased $11.9 million to $13.8 million, from $1.9 million for the same period in 2001. The gain on sale of mortgage servicing rights increased due to the bulk sale of $18.5 billion of seasoned servicing rights in 2002. During 2001, the Company only recorded a minimal gain on a bulk servicing sale of $2.2 billion in mortgage servicing rights. During 2002, the Company sold a total of $24.2 billion in servicing versus the $26.0 billion of mortgage servicing rights originated. In 2001, the Company sold $16.7 billion and originated $20.7 billion in mortgage servicing rights.

     Other Fees and Charges

     Three months
 During the three months ended September 30, 2002, the Company recorded $7.3 million in other fees and charges. In the comparable 2001 period, the Company recorded $7.8 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2002 period, the Company originated $20.2 million of commercial loans versus $51.9 million in the comparable 2001 period.

     Nine months
 During the nine months ended September 30, 2002, the Company recorded $19.6 million in other fees and charges. In the comparable 2001 period, the Company recorded $19.2 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees. During the 2002 period, the Company originated $106.9 million of commercial loans versus $148.4 million in the comparable 2001 period.

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

			Nine months ended
	Quarter ended September 30,		September 30,

	2002	2001	2002	2001

		( in thousands )
Compensation and benefits	$33,969	$26,999	$97,800	$76,751
Commissions	26,863	21,189	67,342	53,844
Occupancy and equipment	13,083	10,944	38,467	29,436
Advertising	2,090	947	5,387	3,423
Core deposit amortization	—	—	—	645
Federal insurance premium	455	482	794	821
General and administrative	12,033	11,419	36,353	32,554

Total	88,493	71,980	246,143	197,474
Less: capitalized direct costs of loan closings	(38,188)	(31,425)	(86,797)	(81,108)

Total, net	$50,305	$40,555	$159,346	$116,366

Efficiency ratio	51.16%	49.51%	53.23%	53.96%

The following are the major changes affecting the quarterly income statement;

•	The retail banking operation conducted business from 15 more facilities at September 30, 2002 than at September 30, 2001.

•	The Company conducted business from 32 more retail loan origination offices at September 30, 2002 than at September 30, 2001.

•	The mortgage banking operation originated $10.9 billion in residential mortgage loans during the 2002 quarter versus $8.3 billion in the comparable 2001 quarter.

•	The Company employed 2,592 salaried employees at September 30, 2002 versus 2,113 salaried employees at September 30, 2001.

•	The Company employed 109 full-time national account executives at September 30, 2002 versus 95 at September 30, 2001.

•	The Company employed 641 full-time retail loan originators at September 30, 2002 versus 433 at September 30, 2001.

Three months
 Non-interest expense, excluding the capitalization of direct loan origination costs, increased $16.5 million to $88.5 million during the three months ended September 30, 2002, from $72.0 million for the comparable 2001 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in the amounts of compensation and benefits, commissions, and occupancy and equipment reported.

The increased compensation and benefits expense of $7.0 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $5.7 million is the direct result of the increased mortgage loan originations during the period. During the 2002 period commissions were 24.7 basis points of loan originations versus 25.4 basis points during the 2001 period.

The majority of the $2.2 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The small increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the three months ended September 30, 2002, the Company capitalized direct loan origination costs of $38.2 million, an increase of $6.8 million from $31.4 million for the comparable 2001 period. The 2002 deferral equates to a capitalization of $563 per loan versus $565 per loan in the 2001 period.

Nine months
 During the nine months ended September 30, 2002, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $48.6 million to $246.1 million, from $197.5 million for the comparable 2001 period. The increased costs are also attributable to the above mentioned changes. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $21.0 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $13.5 million is the direct result of the increased mortgage loan originations during the period. During the 2002 period commissions were 24 basis points of loan originations versus 25 basis points during the 2001 period.

The majority of the $9.1 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The $3.8 million increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the nine months ended September 30, 2002, the Company capitalized direct loan origination costs of $86.8 million, an increase of $5.7 million, from $81.1 million for the comparable 2001 period. The 2002 deferral equates to a capitalization of $486 per loan versus $547 per loan in the 2001 period.

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At September 30, 2002, the Bank operated a network of 83 banking centers. The Company’s primary focus during 2002 and 2001 has been centered on expanding its deposit branch network. The retail banking operation allows the Company to cross-market consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

MORTGAGE BANKING OPERATIONS

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 91 loan origination centers located in 21 states. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

Table 4
Retail Banking Operations

	At or for the quarter ended		At or for the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

		( In thousands )
Revenues	$34,913	$26,033	$112,568	$66,865
Earnings before taxes	20,232	13,282	65,723	29,825
Identifiable assets	4,462,436	3,399,840	4,462,436	3,399,840

Table 5
Mortgage Banking Operations

	At or for the quarter ended		At or for the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

		( In thousands )
Revenues	$57,808	$55,878	$181,195	$148,791
Earnings before taxes	15,315	24,988	50,063	54,389
Identifiable assets	3,932,174	3,674,727	3,932,174	3,674,727

Financial Condition

Assets

The Company’s assets totaled $7.7 billion at September 30, 2002, an increase of $1.1 billion, or 16.7%, as compared to $6.6 billion at December 31, 2001. This total increase was due to an increase in nearly every asset category.

     Cash and cash equivalents

Cash and cash equivalents increased from $110.4 million at December 31, 2001 to $403.4 million at September 30, 2002. Although this increase is relatively large, management believes this amount is a one time event and is not representative of the normal levels of cash and cash equivalents maintained by the Company.

     Mortgage loans available for sale

Mortgage loans available for sale increased $0.4 billion, or 14.8%, to $3.1 billion at September 30, 2002, from $2.7 billion at December 31, 2001. This increase is primarily attributable to the record amount of loan production originated during the third quarter. At September 30, 2002, the majority of these loans were originated within the two weeks prior to the end of the quarter.

Our loan production is inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. Likewise, as such rates increase, our loan originations tend to decrease. A significant amount of our business during periods of low interest rates is derived from refinancing of mortgage loans. Generally, we have been able to sell loans into the secondary market at a gain during periods of low or decreasing interest rates, and our profitability levels have been greatest during these periods.

     Loans held for investment

Loans held for investment, net at September 30, 2002 was up $0.3 billion from December 31, 2001. The September increase included a $0.1 billion increase in mortgage loans, a $4.1 million increase in second mortgage loans, a $0.7 million increase in construction mortgage loans, a $69.5 million increase in commercial real estate loans, a $0.5 million increase in commercial loans, an $83.8 million increase in warehouse loans, and a $38.9 million increase in consumer loans.

Utilization of the warehouse lines the Company has issued its customers through the commercial loan department totaled $382.3 million at September 30, 2002, up 28.1% from $298.5 million of utilized lines at December 31, 2001. Approved warehouse lines of credit at September 30, 2002 totaled $879.8 million.

Loans held for
investment:	September 30, 2002	June 30, 2002	December 31, 2001	September 30, 2001

Single Family Mortgage	$2,320,266	$2,398,536	$2,198,888	$2,442,943
Second Mortgage	236,621	245,355	232,466	229,261
Construction	54,240	51,981	53,505	50,429
Commercial Real Estate	383,673	366,068	314,247	286,445
Commercial	9,443	10,644	8,922	10,318
Warehouse	382,259	172,014	298,511	215,620
Consumer	102,868	86,882	63,960	63,877

Total	$3,489,370	$3,331,480	$3,170,499	$3,298,893

Allowance for losses

The allowance for losses totaled $46.0 million at September 30, 2002, an increase of $4.0 million, or 9.5%, from $42.0 million at December 31, 2001. This increase was recorded because of the continued trend of economic uncertainty and the 10.1% increase in the investment loan portfolio.

The allowance for losses as a percentage of non-performing loans was 56.2% and 47.9% at September 30, 2002 and December 31, 2001, respectively. The Company’s non-performing loans totaled $81.8 million and $87.7 million at September 30, 2002 and December 31, 2001, respectively. The allowance for losses as a percentage of investment loans, was 1.32% and 1.32% at September 30, 2002 and December 31, 2001, respectively. The allowance for losses as a percentage of total loans, was 0.70% and 0.71% at September 30, 2002 and December 31, 2001, respectively.

Management believes the allowance for losses is considered adequate based upon their assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic condition.

     FHLB stock

Holdings of FHLB stock increased from $128.4 million at December 31, 2001 to $150.0 million at September 30, 2002. These increases were made to comply with the member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater. During the quarter ended September 30, 2002, the FHLB advance total reached $3.0 billion creating the need for the increased stock balance.

     Accrued interest receivable

Accrued interest receivable increased from $40.0 million at December 31, 2001 to $44.7 million at September 30, 2002 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets increased from $38.9 million at December 31, 2001 to $46.8 million at September 30, 2002. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

     Mortgage servicing rights

Mortgage servicing rights totaled $156.0 million at September 30, 2002, a decrease of $12.5 million, or 7.4%, from $168.5 million reported at December 31, 2001. During the nine months ended September 30, 2002, the Company capitalized $311.4 million, amortized $34.3 million, and sold $289.5 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $14.4 billion at September 30, 2002 versus $14.2 billion at December 31, 2001. The capitalized value of the mortgage servicing rights was 1.08% and 1.18% at September 30, 2002 and December 31, 2001, respectively.

At September 30, 2002, the unpaid principal balance of loans serviced for others is $14.4 billion versus $14.2 billion serviced at December 31, 2001. At September 30, 2002, the loans serviced for others portfolio had a weighted average servicing fee of 0.334% (i.e., 33.4 basis points), a weighted average age of 8 months, weighted average remaining maturity of 298 months, and a weighted average rate of 6.754%. The portfolio was internally valued at $167.4 million versus its book value of $156.0 million. The portfolio was valued using a 28.5% constant prepayment rate and an 11.9% discount rate.

Activity in Mortgage Servicing Rights ( in thousands):

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001

Beginning balance	$192,280	$110,683
Plus: capitalization of MSR	127,361	121,557
Less: sales amortization	151,035	88,787
Less: amortization	12,591	14,747

Ending balance	$156,015	$128,706

	Nine months ended	Nine months ended
	September 30, 2002	September 30, 2001

Beginning balance	$168,469	$106,425
Plus: capitalization of MSR	311,380	347,848
Less: sales amortization	289,535	293,150
Less: amortization	34,299	32,417

Ending balance	$156,015	$128,706

Activity of Mortgage Loans Serviced for Others (in thousands):

	Three months ended	Three months ended
	September 30, 2002	September 30, 2001

Beginning balance	$19,390,204	$7,679,952
Loans sold	10,224,953	7,690,877

Subtotal	29,615,157	15,370,829
Loans sold servicing released	340,748	118,452
Servicing sold (flow basis)	2,568,931	5,118,225
Servicing sold (bulk basis)	11,475,788	—

Subtotal	14,385,467	5,236,677
Amortization	835,565	349,304

Ending balance	$14,394,125	$9,784,848

	Nine months ended	Nine months ended
	September 30, 2002	September 30, 2001

Beginning balance	$14,222,802	$6,644,482
Loans sold	25,987,718	20,718,608

Subtotal	40,210,520	27,363,090
Loans sold servicing released	810,740	295,455
Servicing sold (flow basis)	4,922,294	14,267,918
Servicing sold (bulk basis)	18,467,096	2,162,097

Subtotal	24,200,130	16,725,470
Amortization	1,616,265	862,772

Ending balance	$14,394,125	$9,784,848

     Other assets

Other assets increased $83.9 million, or 73.0%, to $198.8 million at September 30, 2002, from $114.9 million at December 31, 2001.

A large portion of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the nine months ended September 30, 2002. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Additionally, at September 30, 2002, the Company had recorded a deferred gain of $30.6 million that was recognized in the third quarter in accordance with FASB 133 and will be realized in the fourth quarter.

Liabilities

The Company’s total liabilities increased $1.0 billion, or 15.9%, to $7.3 billion at September 30, 2002, from $6.3 billion at December 31, 2001. Increases can be found in nearly each liability category.

     Deposit accounts

Retail. Demand accounts are up $69.2 million, or 20.8%. Savings accounts have been fragmented into our new money market account and the savings account category. These deposits are up 21.8% this year. At September 30, 2002, the only category of retail deposits that are down are certificates of deposit. These deposits are down $62.4 million for the year. It has been management’s intent to not rely totally on high priced certificates of deposit as a funding source. The decrease in certificates of deposit coincided with the 108 basis point decline in the portfolio’s rate.

Wholesale. These deposits are made up entirely of certificates of deposit garnered through the secondary market. These deposits decreased $23.0 million, or 2.8%, from $824.4 million at December 31, 2001 to $801.4 million at September 30, 2002. This decline reflects our decision to emphasize growth in lower-cost retail deposits and FHLB advances rather than wholesale deposits, which the Company obtains through the secondary market. At December 31, 2001 and September 30, 2002, our wholesale deposits had a weighted average rate of 4.93% and 4.52%, respectively, as compared to weighted average rates of 4.91% and 3.83%, respectively, for our retail certificates of deposit. The lower cost of retail deposits results primarily from our aggressive management of rates offered on our savings and checking (i.e., DDA) accounts. As a result of this change in composition of our deposit liabilities, our weighted average cost of interest bearing liabilities decreased from 6.21% in 2000 to 5.67% in 2001 and to 4.15% for the quarter ended September 30, 2002.

During the fourth quarter, the Company has $173.5 million of these certificates which carry a rate of 5.19% maturing. The Company does not expect to renew these accounts.

Municipal. These deposits are made up of both savings and certificates of deposit received from local government entities in our retail market area. These deposits increased $385.8 million, or 92.9%, to $801.3 million at September 30, 2002, from $415.5 million at December 31, 2001. The Company’s opened this delivery channel in late 2001. These funds primarily are made up of short duration current market rate certificates of deposit. These types of deposits line up well from a duration matching basis with our mortgage banking operation.

Deposit Breakdown

	September 30, 2002			December 31, 2001

	Balance	Rate	%	Balance	Rate	%

Retail demand deposits	$402,002	2.11%	9.68%	$332,843	2.76%	9.22%
Retail savings deposits	383,865	1.74	9.24	801,694	3.86	22.22
Retail money market deposits	592,577	2.71	14.27	—	—	—
Retail certificates of deposits	1,171,333	3.83	28.21	1,233,668	4.91	34.19
Wholesale certificates of deposits	801,399	4.52	19.30	824,426	4.93	22.85
Municipal deposits	801,321	2.24	19.30	415,472	3.12	11.52

Total deposits	$4,152,497	3.14%	100.00%	$3,608,103	4.28%	100.00%

     FHLB advances

FHLB advances increased $0.1 billion, or 5.0%, to $2.1 billion at September 30, 2002, from $2.0 million at December 31, 2001. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. These funds are also used as a source of long term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts.

     Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in a public offering. The securities were issued by the Company’s subsidiary, Flagstar Trust, a Delaware trust. The preferred securities mature in 30 years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from the offering were contributed to Flagstar Bank as additional paid in capital and are included as regulatory capital.

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $162.9 million, or 70.6%, to $393.5 million at September 30, 2002, from $230.6 million at December 31, 2001. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large increase at September 30, 2002 is reflective of the refinance environment currently being experienced by the Company.

     Escrow accounts

Customer escrow accounts increased $76.3 million, or 72.2%, to $182.0 million at September 30, 2002, from $105.7 million at December 31, 2001. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued decreased $1.7 million, or 1.2%, to $145.6 million at September 30, 2002, from $147.3 million at December 31, 2001. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable decreased $0.5 million, or 0.6%, to $77.1 million at September 30, 2002, from $77.6 million at December 31, 2001. This decrease is attributable to the decrease in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis and a federal income tax basis.

     Other liabilities

Other liabilities increased $5.9 million, or 5.9%, to $105.6 million at September 30, 2002, from $99.7 million at December 31, 2001. This increase was caused by an increase in accrued liabilities associated with the increased employee count and the large mortgage production volume.

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

Mortgage loans sold during the three months ended September 30, 2002 totaled $10.2 billion, an increase of $2.5 billion from the $7.7 billion sold during the same period in 2001. This increase in mortgage loan sales was attributable to the $2.6 billion increase in mortgage loan originations during the quarter. The Company sold 93.6% and 92.8% of its mortgage loan originations during the three month periods ended September 30, 2002 and 2001, respectively.

Mortgage loans sold during the nine months ended September 30, 2002 totaled $26.0 billion, and increase of $5.3 billion from the $20.7 billion sold during the same period in 2001. This increase in mortgage loan sales was attributable to the $5.6 billion increase in mortgage loan originations. The Company sold 94.2% and 94.1% of its mortgage loan originations during the nine month periods ended September 30, 2002 and 2001, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.1 billion outstanding at September 30, 2002. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $3.0 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

In addition to FHLB advances, the Company relies on its retail and wholesale deposit base, including certificates of deposit, to fund its mortgage loan originations. While the Company is actively soliciting core retail deposits as a stable source of funding, it must also depend upon the more volatile market for certificates of deposit, which depend in large part upon the dynamic interest rate environment. To fund its growth in the retail and mortgage banking areas, the Company expects to rely upon its continued access to FHLB advances, to increase its retail deposit base and, as market conditions permit, to access the capital markets.

At September 30, 2002, the Company had outstanding rate-lock commitments to lend $8.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $76.5 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2002, the Company had outstanding commitments to sell $3.3 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $657.5 million at September 30, 2002. Such commitments include $497.5 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $382.3 million at September 30, 2002.

     Capital Resources.

At September 30, 2002, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

The Company is expanding its retail operations through the Michigan and Indiana and currently expects 22 new banking centers and 25 new loan origination offices to be opened within the next year. The expansion of the retail banking network is funded from the Company’s ongoing operations and reduces the Company’s capital resources. The Company expects that the new retail banking centers will be profitable in 12 to 18 months, and until that time, the new banking centers will increase the Company’s costs of operation.

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

Item 4. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11. Computation of Net Earnings per Share

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on July 23, 2002 to report its earnings for the quarter ended June 30, 2002 and attached a copy of the related press release to the Form 8-K. The contents of the press release, including summary financial statements, were incorporated by reference into the Form 8-K.

The Company filed a Form 8-K on August 14, 2002 for the purpose of reporting that its Principal Executive Officer and its Principal Financial Officer each submitted to the Securities and Exchange Commission on August 14, 2002 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company’s filing on August 14, 2002 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date:	November 14, 2002	/S/ Mark T.. Hammond Mark T. Hammond President and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

10-Q 302 CERTIFICATION

I, Mark T. Hammond certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Mark T. Hammond Signature President and Chief Executive Officer Title

10-Q 302 CERTIFICATION

I, Michael W. Carrie certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/s/ Michael W. Carrie Signature Executive Vice President and Chief Financial Officer Title

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-11	Computation of Net Earnings per Share

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002