Form 10-K
period 2002-12-31
FLAGSTAR BANCORP INC
filed 2003-03-31
CIK 1033012

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☒     No ☐

The registrant’s voting stock is traded on the New York Stock Exchange. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($24.65 per share) at which the stock was sold on March 17, 2003 was approximately $359.6 million. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all members of the original stockholder group that collectively own 50.8% of the registrant’s Common Stock.

As of March 17, 2003, 29,658,876 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

          1. Portions of the Annual Report to Stockholders for the year ended December 31, 2002.

          2. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders.

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

PART I

ITEM 1. BUSINESS

GENERAL

Flagstar Bancorp (“Flagstar” or the “Company”) is a Michigan-based thrift holding company founded in 1993. Our stock is traded on the New York Stock Exchange under the symbol “FBC”. Our primary subsidiary is Flagstar Bank, fsb (the “Bank”) a federally-chartered stock savings bank.

We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our retail banking group and our mortgage banking group. Each operation is linked to one another in many aspects of their respective businesses but are indeed separate. The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). Our deposits are insured by the FDIC, by the Savings Association Insurance Fund (“SAIF”).

Our Retail Banking Group (“RBG”) collects deposits from the general public and local government agencies at 86 banking centers located throughout southern Michigan and Indiana. We also collect certificates of deposits through secondary market offerings and solicit business through our internet branch located at www.flagstar.com. We also acquire advances from the Federal Home Loan Bank of Indianapolis. We invest these funds in a variety of consumer and commercial loan products offered to the general public. Our primary investment vehicle is single-family mortgage loans originated or acquired by our Mortgage Banking Group (“MBG”).

The MBG acquires single-family mortgage loans on a wholesale basis nationally. We also originate single-family loans on a retail basis from 92 offices in 21 states. We also originate retail mortgage loans from our 87 retail banking centers located in Michigan and Indiana. Our wholesale division operates from 14 regional offices across the country. In order to originate or acquire these loans, the MBG utilizes funds provided by the RBG. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into a mortgage-backed security. Mortgage-backed securities are issued through the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). We sell primarily conforming originations on a servicing-retained basis and later sell the mortgage servicing rights in a separate secondary market transaction.

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000.

CORPORATE STRATEGIES AND OBJECTIVES

Historical Perspective

We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one banking center. Our roots come from our core operation that was once a mid-sized regional mortgage banking company. Our growth since 1987 has been extremely rapid. In late 1993, we signed a letter of intent to acquire Security Savings Bank of Jackson, Michigan. Since that acquisition, we have been focused on growing our retail banking operation. The revenue stream created by a retail banking operation was sought to counter the cyclical operating results of our mortgage operation.

ITEM 1. BUSINESS (continued)

CORPORATE STRATEGIES AND OBJECTIVES (continued)

Although our core operations are categorized as two distinct operations, they are complementary business lines. The mortgage banking operation feeds assets to our retail banking operation and our retail banking operation provides funding and cross-selling opportunities for our local mortgage banking operation.

After 16 years in business, our asset base has reached $8.2 billion and we are now operating from 87 retail banking centers. During 2002, our RBG contributed over 50% of pre-tax operating earnings despite a record origination year registered by the MBG. Over the past 16 years, we have grown our asset base 90% per year, our deposits 52% per year, and our retail origination offices and retail banking centers by 45% per year. Our goal over the next five years is to double the number of our banking centers and loan origination offices and to continue to increase our market share within the markets we serve.

Toward this goal, during 2003, we will expand the banking center network by 16 new banking centers and we project the amount of new retail origination offices will expand by 24. This large expansion will allow us to continue to grow our retail deposit base and our retail loan originations.

Capital Strategy

Our company was founded in 1987 with an initial equity investment of $3.0 million put forth by Thomas J. Hammond. In May of 1997, we conducted an initial public offering of our common stock. Prior to this public offering, 100% of our common stock was held by the five members of the Thomas J. Hammond family. The Hammond family currently controls over 49% of our outstanding common stock.

Since taking the Company public, our primary business objective has been to generate stockholder value by providing high returns on equity through the growth and enhancement of the value of our franchise. To this end, over the past six years, we have averaged a 26% return on average equity and a return on average assets greater than 1%.

We have not issued any other common equity since 1997, although we have successfully completed three debt capital offerings and one secondary offering of common stock for our primary stockholder. We have also initiated two stock splits completed in the form of stock dividends and have increased the cash dividend on our common stock seven times.

During the first quarter of 2003, we completed the placement of two additional $25.0 million private debt offerings. The proceeds from these offerings will be used to retire the preferred stock of Flagstar Capital, one of the two previously mentioned debt capital offerings. We do not foresee any need at this time to re-enter the capital markets for any other equity capital offerings.

Business Strategy

RETAIL BANKING OPERATIONS

Through our Retail Banking Group, we offer a comprehensive line of consumer and business financial products and services to individuals and small and middle market businesses. We provide service to approximately 158 thousand households through our 87 banking centers (both free-standing and in-store) and 130 automated teller machines located in Michigan and Indiana. We also offer our customers the convenience of 24-hour telephone and internet banking services. Our banking centers are open in most locations from 7:30 a.m. to 7:30 p.m., Monday through Friday, with 8:30 a.m. to 4:00 p.m. hours on Saturday

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

RETAIL BANKING OPERATIONS (continued)

and Sunday hours in all our Wal-Mart locations. This accessibility allows our customer base a level of convenience that exceeds that offered by our competitors.

Our strategy is to expand our base of consumer and business relationships by combining a high level of customer service with our broad-based product line. We will continue to open de novo banking centers in areas that meet our demographic model. As has been the approach on all of our other banking center openings, we will lead with price. Upon community acceptance of the location and the Flagstar brand, we will then promote to establish checking and savings accounts.

We offer various consumer and business deposit products, as well as a variety of value-added, fee-based banking services. Deposit products offered include various checking accounts, various savings accounts, and time deposit accounts. Fee-based services include, but are not limited to:

•	payment choices, including debit card, pay-by-phone, online banking, money orders, bank checks, and traveler’s checks,

•	a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service, and

•	safety deposit box rentals.

One of our primary focuses in 2002 was the opening of 16 new banking centers. The focus for 2003 will remain unchanged with 16 banking centers slated to open. The majority of these new openings will be in free-standing banking centers located in metropolitan Detroit and Indianapolis.

At December 31, 2002, the Company had 33 in-store banking centers. Thirty of these facilities are located within Wal-Mart superstores. In 2000, the Company entered into an agreement with Wal-Mart that permits us to provide banking services within new or refurbished Wal-Mart superstore locations in Michigan and Indiana. The in-store banking centers welcome customers with an open, free-flowing retail environment. The customer can interact with roaming customer service representatives or become engaged by high-tech, self-help, touch screens in the cashless e-banking center.

One of the RBG’s primary business objectives is to expand its lending activities, as they generally offer higher yields than our mortgage lending products. The size of our loan portfolio has grown in recent years, partly due to the concentration placed on this objective by team leaders.

The following consumer loan products are available through our retail banking centers:

•	second mortgage loans, both for purposes unrelated to the property securing the loan and for renovation or remodeling. The loans are originated as a fixed, amortizing loan or a line of credit;

•	loans for automobiles, marine and recreational vehicles;

•	student loans;

•	loans secured by deposit accounts; and

•	secured and unsecured loans made under our personal line of credit or term loan programs.

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

RETAIL BANKING OPERATIONS (continued)

At December 31, 2002, Flagstar’s consumer loan portfolio contained $214.5 million of second mortgage loans, $110.2 million of equity line loans, and $14.5 million of various other consumer loans such as personal lines of credit, and automobile loans. Consumer loans comprise 3.1% of the Company’s investment loan portfolio at December 31, 2002. Flagstar’s underwriting standards for a consumer loan include an analysis of the applicant’s payment history on other indebtedness and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. During 2002, the Company originated a total of $586.8 million in consumer loans versus the $244.3 million originated in 2001.

We also offer a full line of business loan products and banking services especially developed for our business consumers through our retail banking centers and main office location. We concentrate on developing and maintaining strong client relationships with small and mid-sized companies. Our core business customers are companies with $5 million to $100 million in total sales. We provide the following loan products to our business customers:

–	business lines of credit, including warehouse lines of credit to other mortgage lenders,

–	working capital loans,

–	equipment loans, and

–	loans secured by real estate.

Commercial business loans are made on a secured or unsecured basis. Collateral for secured commercial loans may be business assets, real estate, personal assets, or some combination thereof. Our decision to make a commercial loan is based on an evaluation of the borrower’s financial capacity, including such factors as income, other indebtedness, credit history, company performance, and collateral. All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged satisfies the Company’s loan-to-value ratio requirements of no higher than 85%. The Company also generally requires a minimum debt-service ratio of 1.2 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan.

We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan that most often is acquired by the Company. Each extension or drawdown on the line is collateralized by a mortgage loan. These lines of credit are also personally guaranteed by a qualified principal officer of the borrower. It is not a requirement that the loan collateralizing the borrowing be sold to Flagstar or that the borrower be a correspondent of the Company.

The aggregate amount of warehouse lines of credit granted to other mortgage lenders was $1.1 billion of which $558.8 million was outstanding at December 31, 2002 versus $619.1 million in lines granted of which $298.5 million was outstanding at December 31, 2001. At December 31, 2002, our commercial real estate loan portfolio totaled $445.3 million, or 11.1% of our investment loan portfolio. At December 31, 2002, our

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

RETAIL BANKING OPERATIONS (continued)

non-real estate commercial loan portfolio was $7.7 million, or 0.2% of our investment loan portfolio. During 2002, we originated $190.5 million commercial loans versus $195.6 million in 2001.

MORTGAGE BANKING OPERATION

We conduct our retail mortgage lending operations from our 87 retail banking centers and 92 loan origination centers located in 21 states. Our largest concentration of offices is in southern Michigan, where we have 74 retail banking centers and 54 loan origination centers. We also maintain 14 wholesale lending offices that conduct business with correspondent mortgage lenders nationwide. During 2002, we continued to be among the country’s top 20 largest mortgage loan originators.

The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. We originated or acquired $43.2 billion, $33.0 billion, and $9.9 billion of mortgage loans during the years ended December 31, 2002, 2001, and 2000, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. We offer traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of our products conform to the respective underwriting guidelines established by FNMA, FHLMC, and GNMA. We also offer other residential mortgage loans that meet agency underwriting guidelines, but have other terms and conditions customized to meet the needs of the borrower.

As a part of our overall mortgage banking strategy, we securitize the majority of our mortgage loans through FNMA, FHLMC, or GNMA. We generally securitize our longer-term, fixed-rate loans while we invest in the shorter duration and adjustable rate product we originate. Securitization is the process by which mortgage loans we own are exchanged for mortgage-backed securities that are guaranteed by FNMA, FHLMC, or GNMA. These mortgage-backed securities are then sold to a secondary market investor. The servicing related to the sold loans is generally retained and later sold to other secondary market investors. We, for the most part, do not sell the servicing rights to loans originated within our retail market area. For further information see Notes 3, 5, 6, 7, and 10 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

Our written underwriting guidelines for mortgage loans employ a system of internal controls designed to maintain the quality of the mortgage loan portfolio. All mortgage loans are reviewed by an underwriter at our national headquarters or at one of our wholesale lending centers. We also contract underwriters employed by mortgage insurance companies to underwrite loans. Additionally, certain correspondents have been delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter is warranted by the individual underwriter’s employer whether it be a mortgage company or a mortgage insurance company.

To further protect us from loss, we generally require that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property. In the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan is used. We require a lower loan-to-value ratio, and thus a higher down payment, for non-owner-occupied loans. In addition, all home mortgage loans originated are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

MORTGAGE BANKING OPERATION (continued)

fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.

We utilize three production channels to acquire mortgage loans. Each production channel produces a similar loan product and each loan acquired is underwritten by us or a contracted representative using the same underwriting standards.

     Wholesale

In a wholesale purchase transaction, we supply the funding for the transaction at the closing table. This is also known as “table funding”. The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from us. These brokers are serviced by our wholesale account executives. We have relationships with over 5,000 individual brokerage companies located in all 50 states. During 2002, we closed $24.9 billion utilizing this origination channel versus the $18.2 billion originated in 2001 and $4.9 billion originated in 2000.

     Correspondent

In a correspondent purchase transaction, we acquire the loan after the mortgage company has funded the transaction. The mortgage company completes the whole origination process and we pay a servicing release premium plus a market price for the loan. These mortgage origination companies are also serviced by our wholesale account executives. We have relationships with over 800 individual mortgage origination companies located in all 50 states. During 2002, we closed $14.2 billion utilizing this origination channel versus the $11.8 billion originated in 2001 and $4.0 billion originated in 2000.

     Retail

In a retail transaction, we originate the loan through one of our loan officer representatives. We fund the transaction. We complete the whole origination process. This origination channel is the fastest growing segment of our mortgage banking operation.

During 2002, we opened 23 new offices under our “My Net Branch” concept. In this process the loan origination officer functions much like our broker channel. The loan officer operates his or her own office on a stand-alone basis. The office is responsible for all costs related to the individual office but in turn receives all fees collected in the origination process. We provide the office staff with accounting, legal, data processing, underwriting, and payroll services for a nominal fee in exchange for the delivery of the closed loan. The office staff is allowed to broker away a small portion of its originations when we do not provide the needed loan program to complete the transaction. During 2002, less than 4.8% of originations were not delivered into Flagstar loan products.

During 2002, we closed $4.1 billion utilizing this origination channel versus the $3.0 billion originated in 2001 and $1.0 billion originated in 2000.

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

MORTGAGE BANKING OPERATION (continued)

          MORTGAGE LENDING AND THE INTERNET

We have always been a strong advocate of the Internet and its use within the mortgage origination process. During 2002, our customers were able to register loans, lock the interest rates on loans, check their in-process inventory, production statistics, and underwriting status through the Internet. During 2002, approximately 80% of all mortgage loans closed utilized the Internet as a communication tool and delivery system. In March 2002, Flagstar completed its first fully electronic, paperless loan closing. During 2003, we will continue to utilize our research and development budget to streamline the mortgage origination process and bring service and convenience to our customers.

          CONSTRUCTION LENDING

We also engage in construction lending involving loans to individuals for construction of one-to-four family residential housing. These properties are primarily located in southern Michigan markets. These construction loans usually convert to permanent financing upon completion of construction. At December 31, 2002, our portfolio of loans held for investment included $54.7 million of loans secured by properties under construction, or 1.4% of total loans held for investment. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2002, the Company originated a total of $73.8 million in construction loans versus the $70.0 million originated in 2001 and $78.0 million originated in 2000.

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

MORTGAGE BANKING OPERATION (continued)

LOANS BY TYPE

The following table sets forth the Company’s investment loan portfolio at December 31, 2002, categorized as having fixed interest rates or adjustable interest rates.

	Fixed	Adjustable
	Rate	Rate	Total

	(In thousands)
Mortgage loans held for investment	$500,908	$2,092,097	$2,593,005
Second mortgage loans	214,485	—	214,485
Commercial real estate	404,071	41,199	445,270
Construction	54,650	—	54,650
Consumer	14,035	110,750	124,785
Non-real estate commercial	2,603	5,103	7,706
Warehouse lending	—	558,781	558,781

Total	$1,907,752	$2,807,930	$3,998,682

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar’s loan portfolio at December 31, 2002, assuming that principal repayments are made in accordance with the contractual terms of the loans.

	Within	1 Year	2 Years	3 Years	5 Years	10 years	Over
	1 year	to 2 years	to 3 years	to 5 years	to 10 years	to 15 years	15 years	Totals

	(In thousands)
Mortgage loans held for investment	$38,747	$44,274	$43,747	$93,025	$263,226	$363,794	$1,731,751	$2,578,565
Second mortgage loans	7,858	9,740	9,429	20,716	62,889	99,939	—	210,571
Commercial real estate	43,553	54,944	48,943	104,993	192,493	—	—	444,927
Construction	53,133	—	—	—	—	—	—	53,133
Consumer	10,364	12,658	11,516	24,475	65,754	—	—	124,767
Non-real estate commercial	1,166	1,551	1,237	1,316	2,010	—	—	7,280
Warehouse lending	558,781	—	—	—	—	—	—	558,781

Total	$713,602	$123,167	$114,872	$244,525	$586,373	$463,733	$1,731,751	$3,978,024

ITEM 1. BUSINESS (continued)

ASSET QUALITY

We have implemented comprehensive internal asset review systems to provide for early detection of problem assets. Our asset classifications and the adequacy of our allowances for losses are analyzed quarterly based on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans that could cause a potential loss. Refer to the four schedules included hereafter (Pages 37 through 39), which set forth certain information about our non-performing assets. At December 31, 2002, we had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

Repurchased Loans. Although all of the loans we sell to the secondary market are done so on a non-recourse basis, we repurchased $25.5 million, $44.0 million, $19.1 million, and $30.9 million in mortgage loans from secondary market investors during 2002, 2001, 2000, and 1999, respectively. Generally, for loans sold to the secondary market, we are responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2002, we had sold $110.0 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $33.2 billion, or 43.2%, larger than the $76.8 billion sold in the 60 months preceding December 31, 2001. A repurchase is required because of a loan’s delinquent status or its non-compliance with the underwriting or loan program guidelines that it was initially sold under. A large portion of the mortgage loan charge-offs we recorded ($3.8 million, $3.2 million, and $1.6 million in 2002, 2001, and 2000, respectively) were attributed to loans originated within the prior 60 month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

Delinquent Loans. Residential property loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seeks credit counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that are more than 90 days delinquent. Such interest is recognized as income when collected. At December 31, 2002, we had $147.5 million in loans that were determined to be delinquent and $81.6 million which were determined to be non-performing and for which interest accruals had ceased. Of this $81.6 million, $72.4 million, or 88.8%, pertained to single-family mortgage loans.

Repossessed Assets. Real property that we acquire as a result of foreclosure proceedings is classified as “real estate owned” until it is sold or otherwise disposed of. Our Foreclosure Committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2002, we had $45.1 million of repossessed assets.

ITEM 1. BUSINESS (continued)

SOURCES OF FUNDS

We have retail deposits of $2.7 billion, municipal deposits of $0.8 billion, and wholesale deposits totaling $0.9 billion at December 31, 2002. These deposits represent the principal funding source for our lending and investing activities. We also derive funds from operations, loan principal payments, loan sales, advances from the FHLB, money held in escrow, and the capital markets.

DEPOSIT ACTIVITIES. We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to 10 years, and savings accounts and money market accounts. We primarily rely upon our network of branches, their strategic location, the quality and efficiency of our customer service, and our pricing policies to attract deposits.

The following table sets forth information relating to the Company’s total deposit flows for each of the years indicated:

	For the years ended December 31,
	2002	2001	2000	1999	1998

	(In thousands)
Total deposits at the beginning of the year	$3,608,103	$3,407,965	$2,260,963	$1,923,370	$1,109,933
Interest credited	126,977	191,595	179,488	112,493	82,452
Net deposit increase	638,809	8,543	967,514	225,100	730,985

Total deposits at the end of the year	$4,373,889	$3,608,103	$3,407,965	$2,260,963	$1,923,370

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. As a member of the FHLB, we are required to own stock in the FHLB. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. The FHLB generally permits advances up to 50% of a company’s “adjusted assets”, which are defined as assets reduced by outstanding advances. At December 31, 2002, our advances from the FHLB totaled $2.2 billion, or 37.2% of adjusted assets. Of the $2.2 billion outstanding at year-end, $2.0 million, or 0.1% of our total FHLB advances, consisted of daily borrowings which may be “put” back or paid off at our option without penalty. Refer to Note 12 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of our FHLB advances.

LOAN PRINCIPAL PAYMENTS. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $2.7 billion during 2002, consistent with the $2.6 billion received in 2001. This large amount of principal repayments was attributable to the continued low interest rate environment for the past two years.

LOAN SALES. As part of our mortgage banking operation, we originate loans and then sell those loans to other investors. Sales of mortgage loans totaled $40.5 billion, or 93.8% of originations in 2002, compared to $30.9 billion, or 93.6% of originations, in 2001. The sales recorded during 2002 were higher than in 2001 because of the higher origination volume in 2002.

MONEY HELD IN ESCROW. As a servicer of mortgage loans for others and for that matter as the servicer of our own loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. Amounts held in escrow increased from $105.7 million at December 31, 2001, to $148.2 million at December 31, 2002. This increase was caused by an increase in the amount of total

ITEM 1. BUSINESS (continued)

SOURCES OF FUNDS (continued)

residential mortgage loans we serviced from $25.8 billion at December 31, 2001, to $35.4 billion at December 31, 2002.

CAPITAL MARKETS. Through December 31, 2002, we have completed three public offerings and one private debt offering. These offerings provided funds that increased the regulatory capital of the Bank.

SUBSIDIARY ACTIVITIES

We conduct business through a number of wholly-owned subsidiaries in addition to the Bank. Our additional subsidiaries include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Title Insurance Agency, Inc. (“Title”), Flagstar Statutory Trust II (“Trust II”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of preferred securities to the general public in an initial public offering. Trust II is a Connecticut statutory trust that issued $25 million of debt securities in a privately placed transaction completed in December 2002. Title is a real estate title insurance agency that operates primarily in the state of Michigan.

The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Flagstar Intermediate Holding Company (“Holding”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar Capital Corporation (“Capital”) and Flagstar LLC (“LLC”).

Capital has issued publicly-owned preferred stock (NYSE: FBC-P) and is a real estate investment trust whose common stock is owned solely by Holding. Capital and LLC purchase mortgage loans from the Bank and hold them for investment purposes. On March 20, 2003, we notified the public in a press release that we would redeem all of the preferred stock on June 30, 2003.

LEGISLATIVE, LEGAL AND REGULATORY DEVELOPMENTS

The thrift industry is generally subject to extensive regulatory oversight. The Company, as a publicly held savings and loan holding company, and the Bank, as a federally chartered stock savings bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company, the Bank, and the other subsidiaries.

FDIC. The FDIC and members of the United States Congress have recently proposed new legislation that would reform the bank deposit insurance system. This reform could merge BIF and SAIF insurance funds, increase the deposit insurance coverage limits and index future coverage limitations, among other changes. Most significantly, reform proposals could allow the FDIC to raise or lower (within certain limits) the

ITEM 1. BUSINESS (continued)

LEGISLATIVE, LEGAL AND REGULATORY DEVELOPMENTS (continued)

currently mandated designated reserve ratio requiring the FDIC to maintain a 1.25% reserve ratio ($1.25 against $100 of insured deposits), and require certain changes in the calculation methodology. Although it is too early to predict the ultimate impact of such proposals, they could, if adopted, result in the imposition of higher deposit insurance premium costs on the Company.

Sarbanes Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the S-O Act) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, certain permitted non-audit services being provided to an audit client will require preapproval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company’s “registered public accounting firm”. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not. Under the S-O Act, a “registered public accounting firm” is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading.

The board is determined to continue a corporate governance structure that meets or exceeds the requirements of the Sarbanes-Oxley Act.

NYSE. Also during 2002, the New York Stock Exchange (the “NYSE”) proposed numerous corporate governance rules intended to address a heightened public perception of shortcomings in corporate accountability among public companies generally. These rules, if adopted, would affect the Company because its common stock is listed on the NYSE under the symbol “FBC.” The proposed changes include ensuring that

ITEM 1. BUSINESS (continued)

LEGISLATIVE, LEGAL AND REGULATORY DEVELOPMENTS (continued)

a majority of a board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. These rules are still tentative in nature because they are subject to SEC review and approval, which is expected to occur later this year and would then be followed by an anticipated six-month transition period.

USA Patriot Act. The President of the United States signed the USA PATRIOT Act into law on October 26, 2001. The USA PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury (“Treasury”) and other departments and agencies of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA PATRIOT Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.”

COMPETITION

Based on total assets at December 31, 2002, we are the largest savings institution headquartered in Michigan. We face substantial competition in attracting deposits at our retail banking centers. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of branch offices.

Our competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL

At December 31, 2002, we had 3,588 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, a deferred compensation plan, and a 401K savings and investment plan. We consider our employee relations to be excellent.

ITEM 1. BUSINESS (continued)

EXECUTIVE OFFICERS

Name and Age	Position(s) Held in 2002

Thomas J. Hammond, 59	Chairman of the Board of the Company and the Bank
Mark T. Hammond, 37	Chief Executive Officer and President of the Company and the Bank
Michael W. Carrie, 48	Executive Vice President, Treasurer, and Chief Financial Officer of the Company and the Bank
Joan H. Anderson, 52	Executive Vice President of the Company and the Bank
Kirstin Hammond, 37	Executive Vice President of the Company and the Bank
Robert O. Rondeau, Jr., 37	Executive Vice President of the Company and the Bank

Thomas J. Hammond has served as Chairman of the Board of the Company since its formation in 1993 and the Bank since its formation in 1987. On January 1, 2002, Mr. Hammond stepped down from his position as Chief Executive Officer. Mr. Hammond is the founder of the Bank.

Mark T. Hammond has served as President of the Company since 1997 and of the Bank since 1995. He has been employed by the Bank since 1987. On January 1, 2002, Mr. Hammond assumed the position of Chief Executive Officer. Mr. Hammond is the son of Thomas J. Hammond, the Chairman of the Board.

Michael W. Carrie has served as an Executive Vice President of the Company and the Bank since 1995, Chief Financial Officer of the Company and the Bank since 1993, and Treasurer of the Company since 1993 and the Bank since 2002.

Joan H. Anderson has been an Executive Vice President of the Bank since 1988 and of the Company since 1993. She has been employed by the Bank since 1987.

Kirstin Hammond has served as an Executive Vice President of the Bank since 1998 and of the Company since 2001 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark T. Hammond, the President and Chief Executive Officer, and the daughter-in-law of Thomas J. Hammond, the Chairman of the Board.

Robert O. Rondeau, Jr. has served as an Executive Vice President of the Bank since 1998 and of the Company since 2001 and as an employee of the Bank since 1996. Mr. Rondeau is the son-in-law of Thomas J. Hammond, the Chairman of the Board.

Additional information

We will make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge through our internet website at http://www.flagstar.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We operate from 87 retail banking centers and 92 retail loan origination offices in 21 states. We also maintain 14 wholesale loan offices. We own the buildings and land for 27 of our offices, own the building but lease the land for one of our offices, and lease the remaining 165 offices. The buildings with leases have lease expiration dates ranging from 2003 to 2017. At December 31, 2002, the total net book value of all of our offices and land was approximately $96.3 million.

Our national headquarters facility and executive offices are located in Troy, Michigan. Substantially all of the operational support departments related to the mortgage lending operation are housed in this facility. The majority of the staff that supports the retail banking operation is housed at our owned facility in Jackson, Michigan.

We utilize a highly sophisticated server-based data processing system. At December 31, 2002, the net book value of our computer related equipment (including both hardware and software) was approximately $38.7 million.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are parties to various legal proceedings incident to our business. At December 31, 2002, there were no legal proceedings that we anticipate would have a material adverse effect on the Company. See Note 16 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our common stock began trading on the New York Stock Exchange in July 2001. The trading symbol is FBC. Prior to July 2001, the common stock traded on the Nasdaq Stock Market under the symbol: FLGS. At March 17, 2003, there were 29,658,876 shares of our common stock outstanding.

QUARTERLY STOCK PRICE/ DIVIDEND INFORMATION

The following table summarizes the Company’s common stock price and dividend activity for:

	Highest	Lowest		Price/	Dividends
	Closing	Closing	Closing	Earnings	Declared in
Period Ending	Price(2)	Price(2)	Price(2)	Ratio(1)	the Period

December 2002	$21.95	$17.35	$21.60	5.2x	$0.160
September 2002	23.90	18.50	20.70	5.0x	0.060
June 2002	25.73	16.26	23.10	6.7x	0.053
March 2002	15.73	12.74	15.52	4.8x	0.047
December 2001	16.07	12.83	13.42	7.8x	0.047
September 2001	17.33	9.91	15.40	7.3x	0.047
June 2001	11.78	9.09	9.29	5.8x	0.045
March 2001	11.11	9.31	11.11	8.4x	0.045
December 2000	11.17	4.75	11.11	10.7x	0.045

(1)	Based on most recent 12 month diluted earnings per share and end-of-period stock prices.

(2)	The market quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2002 that have been approved by stockholders.

	Number of Securities	Weighted-average	Number of Securities
	To Be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

1997 Stock Option Plan	2,718,982	$11.68	799,689
2001 Stock Incentive Plan	355,605	3.49	378,735

Total	3,074,587	$9.32	1,178,424

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Options” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the years ended December 31,
	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Summary of Consolidated Statements of Earnings:
Interest income	$450,112	$438,771	$381,635	$238,670	$191,261
Interest expense	263,880	325,041	290,126	173,732	137,187

Net interest income	186,232	113,730	91,509	64,938	54,074
Provisions for losses	28,749	33,197	10,576	7,296	18,631

Net interest income after provisions for losses	157,483	80,533	80,933	57,642	35,443
Other income	236,044	213,044	65,353	81,981	118,413
Operating and administrative expenses	222,274	164,710	100,992	80,430	86,843

Earnings before federal income tax provision	171,253	128,867	45,294	59,193	67,013
Provision for federal income taxes	60,626	45,927	16,360	20,772	25,950
Earnings before a change in accounting principle	110,627	82,940	28,934	38,421	41,063
Cumulative effect of a change in accounting principle	18,716	—	—	—	—

Net earnings	$129,343	$82,940	$28,934	$38,421	$41,063

Earnings per share before a change in accounting principle
Basic	$3.79	$2.99	$1.06	$1.25	$1.33
Diluted	$3.58	$2.78	$1.05	$1.22	$1.29
Earnings per share from cumulative effect of a change in accounting principle
Basic	$0.64	—	—	—	—
Diluted	$0.60	—	—	—	—
Net earnings per share — basic	$4.43	$2.99	$1.06	$1.25	$1.33
Net earnings per share — diluted	$4.18	$2.78	$1.05	$1.22	$1.29

Dividends per common share	$0.25	$0.19	$0.18	$0.16	$0.12
Summary of Consolidated Statements of Financial Condition:
Total assets	$8,203,702	$6,623,824	$5,763,224	$4,310,039	$3,046,445
Loans receivable	7,250,894	5,875,290	5,222,491	3,808,731	2,558,716
Mortgage servicing rights	230,756	168,469	106,425	131,831	150,258
Total deposits	4,373,889	3,608,103	3,407,965	2,260,963	1,923,370
FHLB advances	2,222,000	1,970,505	1,733,345	1,477,000	456,019
Stockholders’ equity	418,946	291,488	196,830	185,714	163,852
Other Financial and Statistical Data:
Tangible capital ratio	6.73%	6.13%	5.31%	6.76%	6.44%
Core capital ratio	6.73%	6.13%	5.32%	6.80%	6.54%
Total risk-based capital ratio	12.01%	11.44%	10.30%	13.16%	12.93%
Equity-to-assets ratio (at the end of the period)	5.11%	4.40%	3.42%	4.31%	5.38%
Equity-to-assets ratio (average for the period)	5.09%	3.75%	3.62%	4.69%	5.03%
Book value per share	$14.16	$10.15	$7.35	$6.41	$5.33
Shares outstanding	29,595	28,710	26,765	29,005	30,757
Average shares outstanding	29,175	27,723	27,345	30,508	30,757
Mortgage loans originated or purchased	$43,192,312	$32,996,998	$9,865,152	$14,550,258	$18,852,885
Mortgage loans sold	40,495,894	30,879,271	7,982,200	12,854,514	17,803,958
Mortgage loans serviced for others	21,586,797	14,222,802	6,644,482	9,519,926	11,472,211
Capitalized value of mortgage servicing rights	1.07%	1.18%	1.60%	1.38%	1.31%
Interest rate spread	2.74%	1.82%	1.76%	1.85%	1.85%
Net interest margin	2.87%	1.94%	1.91%	2.02%	2.14%
Return on average assets	1.79%	1.31%	0.56%	1.05%	1.45%
Return on average equity	37.14%	34.98%	15.47%	21.37%	28.77%
Efficiency ratio	52.6%	50.2%	63.6%	53.9%	49.6%
Net charge off ratio	0.72%	0.54%	0.25%	0.33%	0.57%
Ratio of allowance to investment loans	1.25%	1.32%	0.66%	1.44%	2.68%
Ratio of non-performing assets to total assets	1.54%	1.91%	1.49%	1.47%	1.97%
Ratio of allowance to non-performing loans	61.3%	47.9%	39.3%	55.0%	53.8%
Number of retail banking centers	87	71	52	35	28
Number of retail loan origination centers	92	69	42	38	31
Number of correspondent offices	14	15	15	16	15

Note — All per share data has been restated for the 3 for 2 stock splits completed on May 31, 2002 and July 13, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

Flagstar Bancorp (“Flagstar” or the “Company”) is a Michigan-based thrift holding company founded in 1993. Our stock is traded on the New York Stock Exchange under the symbol “FBC”. Our primary subsidiary is Flagstar Bank, fsb (the “Bank”) a federally chartered stock savings bank.

We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our retail banking group and our mortgage banking group. Each operation is linked to one another in many aspects of their respective businesses but are indeed separate.

Our Retail Banking Group (“RBG”) collects deposits from the general public and local government agencies at 86 banking centers located throughout southern Michigan and Indiana. We also collect certificates of deposit through secondary market offerings and solicit business through our internet branch located at www.flagstar.com. We also acquire advances from the Federal Home Loan Bank of Indianapolis. We invest these funds in a variety of consumer and commercial loan products offered to the general public. Our primary investment vehicle is single-family mortgage loans originated or acquired by our Mortgage Banking Group (“MBG”).

The MBG acquires single-family mortgage loans on a wholesale basis nationally. We also originate single-family loans on a retail basis from 92 offices in 21 states. We also have mortgage loan personnel in 19 retail banking centers located in Michigan. Our wholesale division operates from 14 regional offices across the country. In order to originate or acquire these loans, the MBG utilizes funds provided by the RBG. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into a mortgage-backed security. Mortgage-backed securities are issued through FNMA, FHLMC, and GNMA. We sell primarily conforming originations on a servicing-retained basis and generally sell the mortgage servicing rights in a separate secondary market transaction.

We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one banking center. Our roots come from our core operation that was once a mid-sized regional mortgage banking company. Our growth since 1987 has been extremely rapid. In late 1993, we signed a letter of intent to acquire Security Savings Bank of Jackson, Michigan. Since that acquisition, we have been focused on growing our retail banking operation. The revenue stream created by a retail banking operation was sought to counter the cyclical operating results of our mortgage operation.

After 16 years in business, our asset base has reached $8.2 billion and we are now operating from 87 retail banking centers. During 2002, our RBG contributed over 50% of pre-tax operating earnings despite a historic origination year registered by the MBG. Over the past 16 years, we have grown our asset base 90% per year, our deposits 52% per year, and our retail origination offices and retail banking centers by 45% per year. Our goal over the next five years is to double the number of our banking centers and loan origination offices and to continue to increase our market share within the markets we serve.

Toward this goal, during 2003, we will expand the banking center network by 16 new banking centers and we project the amount of new retail origination offices will expand by 24. This large expansion will allow us to continue to grow our retail deposit base and our retail loan originations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFILE AND INTRODUCTION (continued)

Our ability to sustain this rate of growth on a long-term basis is dependent upon a number of factors, some of which are beyond our control. For instance, our record growth in earnings in 2001 and 2002 was due to a significant increase in our loan sale activity. This, in turn, resulted from the unusually low mortgage rate environment in the United States over a prolonged period. Any sudden or prolonged increase in these rates could significantly reduce our income from these sales. Primarily because of interest rate movements, for instance, our loan sale income fluctuated, from $38.7 million in 1999 to $21.9 million in 2000, $199.4 million in 2001, and $194.2 million in 2002. In turn, our return on equity was affected, declining from 21.37% in 1999 to 15.47% in 2000, improving to 34.98% in 2001 and increasing again to 37.14% in 2002.

Further, our operating and administrative expenses increased significantly in 2001 and 2002 to support our anticipated or actual increase in loan sale activity. While this has allowed us to develop and maintain an efficient wholesale loan operation intended to handle a large volume of loans, our ability to increase operational efficiency will become limited over time. Our efficiency ratio (the percentage of each dollar of revenue that is paid in expenses) was 53.9% in 1999, worsened to 63.6% in 2000 and then improved to 50.2% in 2001. It has since worsened again, to 52.6% for the year ended December 31, 2002. If the volume of loans declines and we do not correspondingly reduce our operating and administrative expenses in a prompt manner, we could suffer a significant reduction in net income.

RESULTS OF OPERATIONS

During 2002, Flagstar enjoyed its most profitable year in its corporate existence. During the year corporate records were set for every category of growth, earnings, and loan production. The Company, for the second year in a row, was singled out as the most profitable publicly traded financial institution, from a return on average equity perspective.

Flagstar’s net income totaled $129.3 million ($4.18 per share — diluted) for the year ended December 31, 2002, compared to $82.9 million ($2.78 per share — diluted) in 2001, and $28.9 million ($1.05 per share — diluted) in 2000. The 2002 earnings constitute a 56.0% increase in profitability versus 2001. The 2001 earnings constitute a 186.9% increase in profitability from 2000.

The Company’s operations are broken down into two distinct business lines: mortgage banking and retail banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The retail banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the mortgage banking operation in order to earn spread income. On the other hand, the mortgage banking operation involves the origination, packaging, and sale of mortgage loans in order to receive transaction income in the form of a gain on the sale of the loan. Funding for the mortgage banking operation is provided by deposits and borrowings from the retail banking operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SEGMENT REPORTING

RETAIL BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. The Company operated a network of 87 retail banking centers at December 31, 2002. Throughout 2002, the Company has focused on expanding its branch network in these markets in order to increase its access to retail depositors. The retail banking operation also provides consumer banking services to the Company’s mortgage customers in Michigan and Indiana.

In each successive period the retail banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During 2002 and 2001, revenues increased 65.7% and 38.2%, respectively, while pre-tax earnings increased 105.8% in 2002 and 5.8% in 2001, respectively. Additionally, identifiable assets increased 42.4% in 2002 and decreased 15.4% in 2001, respectively. The primary reason for the increases in revenue is the corresponding increases in the amount of earning assets funded by retail deposits. This increase is tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. During 2001 and 2002, the Company opened 19 and 16 retail banking centers, respectively. During 2003, the Company has plans to open an additional 16 banking centers.

However, we do not expect that we will have an immediate increase in retail deposits by opening these new locations. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances and other wholesale funding providing sufficient funding in the interim.

At December 31, 2002, the Company operated 33 banking centers under its in-store program. Thirty of these banking centers are located in Wal-Mart superstores. While 12 of the in-store branches were located in Indiana, 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed in operation in September 2000. The Company expects to open four more Wal-Mart facilities, three in 2003.

Fifty-two of the Company’s retail banking centers were opened within the past three years. The 12 banking centers in Indiana were all opened under the Wal-Mart in-store program in the past three years. The Wal-Mart banking centers had an average deposit portfolio of only $10.6 million compared with the Company average of $30.5 million. Of the 87 branches, 29 branches had deposits of less than $10.0 million.

Each of the in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. By relying upon in-store banking centers to expand our retail branch network, we avoid the significant building costs of free-standing banking centers while obtaining marketing exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our free-standing banking centers.

Despite the Company’s growing retail banking operation and the large number of banking centers that are not mature, the retail banking operation was responsible for 37.2% of revenues and 50.0% of pre-tax earnings in 2002. During 2001, the retail banking operation produced 32.3% of the pre-tax earnings of the Company. The retail banking operation’s identifiable assets averaged 55% of the Company’s total assets during 2002 and 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE BANKING OPERATIONS

The mortgage banking operation is a much more volatile source of earnings. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The Company has continued to expand its operations which is evident when one views the level of purchased money mortgage originations made in each successive year. During 2002, 2001, 2000, 1999, 1998, 1997, and 1996, the Company originated $8.1 billion, $7.1 billion, $6.1 billion, $6.2 billion, $5.4 billion, $4.1 billion, and $3.7 billion, respectively. Despite the expansion in purchased business, the Company’s origination volumes were extremely volatile and totaled $43.2 billion, $33.0 billion, $9.9 billion, $14.6 billion, $18.8 billion, $7.9 billion, and $6.8 billion in 2002, 2001, 2000, 1999, 1998, 1997, and 1996, respectively. This volatility in originations is created by the changes in the general interest rate environment and the amount of mortgages generated to refinance an existing mortgage loan.

Flagstar’s mortgage banking activity consists of the origination or purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its mortgage banking operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FNMA, FHLMC, or GNMA.

The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2002 and 2001, revenues increased 14.3% and 163.6%, respectively, while pre-tax earnings decreased 1.8% and increased 1,359.5%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

MORTGAGE BANKING OPERATIONS (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operations. See Note 20 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Retail Banking Operations

	At or for the years ended December 31,
	2002	2001	2000

	(In thousands)
Revenues	$157,101	$94,820	$68,633
Earnings before taxes	85,571	41,588	39,314
Identifiable assets	4,726,346	3,255,673	3,905,526

Mortgage Banking Operations

	At or for the years ended December 31,
	2002	2001	2000

	(In thousands)
Revenues	$265,175	$231,954	$88,229
Earnings before taxes	85,682	87,279	5,980
Identifiable assets	4,056,655	4,021,207	3,679,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME

During each of the last three years, there has been an increased level of revenue attributable to net interest income. The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates. During 2002, the Company recognized $186.2 million in net interest income, which represents an increase of 63.7% compared to the $113.7 million reported in 2001 which represented 44.1% of the Company’s total revenue. This increase is primarily attributable to a $636.5 million, or 10.9%, increase in average earning assets.

The 2001 total of $113.7 million in net interest income represented an increase of 24.3% when compared to the $91.5 million reported in 2000 and totaled 34.8% of 2001 revenue. The 2001 increase was primarily attributable to a $1.1 billion increase in average earning assets.

During 2002, the interest rate margin increased to 2.87%, from 1.94%. The yield earned on the Company’s earning assets decreased from 7.49% during 2001 to 6.93% in 2002 but was offset by a larger decrease in the cost of interest-bearing liabilities from 5.67% in 2001 to 4.19% during 2002.

During 2001, the interest rate margin increased to 1.94%, from 1.91%. The yield earned on the Company’s earning assets decreased from 7.97% during 2000 to 7.49% in 2001, but was offset by a decrease in the cost of interest-bearing liabilities from 6.21% in 2000 to 5.67% during 2001.

Approximately, $3.3 billion of the Company’s earning assets are long-term mortgage loans it has originated and is currently preparing to sell. These mortgage loans are sold upon their conversion to a mortgage-backed security, usually within 90 days. These loans are being funded with short-term liabilities. Typically, there is a spread between the long-term rates associated with the mortgage loans and the short-term rates associated with the funding source. During 2002, the spread widened in the first half of the year but tightened as the year progressed. The spread between these mortgages and these short-term funds stood at approximately 4.00% at year-end. This arbitrage was the single largest asset that affected the Company’s interest margin.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and the amortization of net deferred loan origination costs. Non-accruing loans were included in the average loan amounts outstanding.

AVERAGE YIELDS EARNED AND RATES PAID

	For the years ended December 31,

	2002			2001			2000

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)
Interest-earning assets:
Loans receivable, net	$6,190,182	$439,819	7.11%	$5,639,266	$424,868	7.53%	$4,642,157	$370,927	7.99%
FHLB stock	137,881	8,316	6.03	115,777	8,580	7.41	93,275	7,619	8.17
Other	165,204	1,977	1.20	101,747	5,323	5.23	52,672	3,089	5.86

Total	6,493,267	$450,112	6.93%	5,856,790	$438,771	7.49%	4,788,104	$381,635	7.97%
Other assets	727,423			458,767			381,302

Total assets	$7,220,690			$6,315,557			$5,169,406

Interest-bearing liabilities:
Retail deposits	$3,868,902	$126,977	3.28%	$3,449,462	$191,595	5.55%	$2,996,489	$179,488	5.99%
FHLB advances	2,179,060	115,345	5.29	2,076,400	116,957	5.63	1,541,184	98,775	6.41
Other	250,322	21,558	8.61	202,633	16,489	8.14	137,481	11,863	8.63

Total interest-bearing liabilities	6,298,284	$263,880	4.19%	5,728,495	$325,041	5.67%	4,675,154	$290,126	6.21%
Other liabilities	574,171			349,933			307,212
Stockholders equity	348,235			237,129			187,040

Total liabilities and Stockholders equity	$7,220,690			$6,315,557			$5,169,406

Net interest-earning assets	$194,983			$128,295			$112,950

Net interest income		$186,232			$113,730			$91,509

Interest rate spread			2.74%			1.82%			1.76%

Net interest margin			2.87%			1.94%			1.91%

Ratio of average interest- earning assets to Interest- bearing liabilities			103%			102%			102%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

RATE/VOLUME ANALYSIS

	For the years ended December 31,

	2002 versus 2001			2001 versus 2000
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
	Rate	Volume	Total	Rate	Volume	Total

	(In millions)
EARNING ASSETS:
Loans receivable, net	$(26.0)	$41.0	$15.0	$(25.7)	$79.7	$54.0
FHLB stock	(1.9)	1.6	(0.3)	(0.9)	1.8	0.9
Other	(6.6)	3.3	(3.3)	(0.6)	2.9	2.3

Total	$(34.5)	$45.9	$11.4	$(27.2)	$84.4	$57.2
INTEREST-BEARING LIABILITIES:
Total deposits	$(87.8)	$23.2	$(64.6)	$(13.2)	$25.4	$12.2
FHLB advances	(7.4)	5.7	(1.7)	(16.1)	34.3	18.2
Other	1.2	4.0	5.2	(1.0)	5.6	4.6

Total	$(94.0)	$32.9	$(61.1)	$(30.3)	$65.3	$35.0

Change in net interest income	$59.5	$13.0	$72.5	$3.1	$19.1	$22.2

PROVISION FOR LOSSES

During 2002, the Company recorded a provision for losses of $8.0 million in excess of net charge-offs for the year. This increased the allowance for losses to $50.0 million at December 31, 2002. Management recorded this 19.0% addition to the loan allowance for the following reasons:

1)	in order to compensate for the $1.4 billion, or 23.4% increase in loans receivable during 2002;

2)	to adjust for the increase in the portfolio of non-first lien single-family mortgage loans and non-single family mortgage loans which have risen $434.1 million, or 44.7%, during 2002; and

3)	to adjust the allowance for the increased levels of loan charge-offs experienced in 2002. A $5.1 million, or 32.6%, increase in charge-offs was experienced in the fourth quarter versus the third quarter.

On the positive side of the ledger, there was a decrease of $9.6 million, or 6.1%, in total loan delinquencies at December 31, 2002, and seriously delinquent loans decreased $6.1 million, or 7.0%, at December 31, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The level of the allowance for losses at December 31, 2002, was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See the Tables on pages 37 through 39 for additional information on the Company’s loan loss allowance and non-performing loans.

NON-INTEREST INCOME

Flagstar’s non-interest income totaled $236.0 million for the year ended December 31, 2002, compared to $213.0 million in 2001 and $65.4 million in 2000. The 2002 results constitute a 10.8% increase over 2001 and the 2001 results reflect a 225.7% increase from 2000. The major change from year-to-year is the amount of net gains recorded on loan sales. Unlike typical savings institutions, the gain on loan sales line item for Flagstar is the transaction fee income generated from the origination, securitization, and sale of loans completed in the mortgage banking group.

Loan Administration

The Company’s loan servicing operation produced negative net fee income from the loans it serviced for others of $4.3 million for the year ended December 31, 2002, compared to negative net fees of $14.9 million recorded in 2001, and net fees of $15.7 million in 2000. The volatility in this revenue source was the result of the changes in the levels of prepayment-induced amortization recorded on the mortgage servicing rights portfolio (“MSR”) and the changes in the average volume of loans serviced for others during the respective periods.

During 2002, the volume of loans serviced for others averaged $15.6 billion, a 79.3% increase over the 2001 average servicing portfolio of $8.7 billion, which was an 8.8% increase over the average servicing portfolio of $8.0 billion serviced during 2000. During 2002, the Company recorded $58.3 million, or 37.4 basis points (0.374%), in fee revenue versus $30.6 million recorded in 2001, and $28.8 million recorded in 2000. The fee revenue recorded in 2002 was offset by $62.6 million of MSR amortization. The Company recorded $45.5 million and $13.1 million of MSR amortization during 2001 and 2000, respectively. During 2002, the amount of loan payments received on serviced loans equaled $3.3 billion, a 135.7% increase over 2001’s total of $1.4 billion in payments, which was a 75.0% increase over the $0.8 billion in payments received during 2000.

Net Gain on Loan Sales

Net gains on loan sales totaled $194.2 million, $199.4 million and $21.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The amount of net gain recorded in any one period is directly affected by the amount of loans sold and the profit spread achieved.

During 2002, the volume of loans sold totaled $40.5 billion, a 31.1% increase from 2001 loan sales of $30.9 billion, and a 286.3% increase from 2000 loan sales of $8.0 billion. During 2002, the Company received

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

an average 0.48% in gain versus 0.65% recorded in 2001, and 0.27% recorded in 2000. This volatility in the gain-on-sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. As the volume of acquirable loans increases in a lower or falling interest rate environment, the Company is able to pay less to acquire loans and is then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and the Company is required to pay more to acquire loans without a corresponding increase in the eventual sales price. The Company is then left with a smaller profit margin.

Net Gain on Mortgage Servicing Rights

For 2002, the net gain on the sale of MSR totaled $14.5 million. The 2002 gain was a $12.3 million increase from the $2.2 million recorded in 2001, and a $0.1 million decrease from the $14.6 million recorded in 2000. The gain on sale of mortgage servicing rights recorded is directly affected by the amount of loan servicing rights sold and the profit spread achieved.

During 2002, the volume of MSR sold totaled $29.3 billion, a 35.6% increase versus 2001 MSR sales of $21.6 billion, which was a 116.0% increase from 2000 MSR sales of $10.0 billion. Also in 2002, the Company sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR. During 2001, the Company sold predominantly newly originated MSR, which had a book value more closely approximating the current market value of the MSR sold. Again in 2000, the Company sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR.

The Company sold $1.3 billion, $364.6 million and $34.0 million of loans on a servicing released basis during 2002, 2001, and 2000, respectively. The Company sold $18.5 billion, $2.2 billion, and $3.6 billion of bulk servicing sales during 2002, 2001, and 2000, respectively. The Company, during 2002, 2001, and 2000, sold $10.0 billion, $19.3 billion, and $6.4 billion of flow servicing, respectively.

The 2002 gain was 0.05% of the underlying loans sold versus 0.01% in 2001, and 0.15% in 2000. The volatility in the gain on sale spread is attributable to market pricing which changes with demand and the general level of interest rates. Upon acquisition, the MSR is capitalized at the current fair value of the MSR acquired. If the MSR is sold in a flow transaction shortly after the acquisition, little to no gain is recorded on the sale. If the MSR has any seasoning at the time it is sold, the MSR capitalized in a lower interest rate environment generally will have an increased market value whereas the MSR capitalized in a higher interest rate environment will generally sell at a market price below the acquisition price.

Other Fees and Charges

Other fees and charges, which include certain loan fees, deposit-related fees, and escrow waiver fees totaled $31.6 million, $26.4 million, and $13.1 million in 2002, 2001, and 2000, respectively. In each period, the total fees recorded were affected by the production volume of loans originated that were not classified as residential mortgage loans and the size of the deposit portfolio. The large increase in volume during 2002 was primarily attributable to the recognition of fees generated from the increased volume in our mortgage loan origination process.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $366.3 million, $273.8 million, and $153.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The 33.8% increase in expense items in 2002 versus 2001 and the 78.6% increase in expenses between 2001 and 2000 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the retail banking operation.

During 2002, Flagstar opened 16 retail banking centers, bringing the branch network total to 87. As the Company shifts its funding sources to more retail in nature and increases the size of the branch network, management expects that the operating expenses associated with the branch network will continue to increase while the cost of funds will decrease. During 2002, 19.5% of expenses were deemed to have been generated within the retail banking operation.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $138.0 million, $107.7 million, and $65.3 million for the years ended December 31, 2002, 2001, and 2000, respectively. The 28.1% increase in 2002 is primarily attributable to normal salary increases, the employees hired at the new retail banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company salaried employees increased by 307 full-time equivalents, a 12.5% increase, at December 31, 2002 versus December 31, 2001.

Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $102.7 million, $73.4 million, and $27.5 million during the years ended December 31, 2002, 2001, and 2000, respectively. Commission expense totaled 0.24%, 0.22%, and 0.28% of total mortgage production in 2002, 2001, and 2000, respectively.

Occupancy and equipment expense totaled $53.7 million, $39.7 million, and $29.8 million during the years ended December 31, 2002, 2001, and 2000, respectively. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s deposit branch network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $9.0 million during the year ended December 31, 2002, increased $3.9 million, or 76.4%, over the $5.1 million of expense incurred during the prior year. Advertising expense totaled $4.0 million in 2000. The continued increase in this expense category is reflective of the expansion undertaken in the Company’s retail banking network.

The Company’s FDIC premiums remained at $1.3 million for 2002. The premiums increased by $0.7 million in 2001 compared to the $0.6 million recorded during 2000. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base. In 2001, the expense decreased primarily due to the increases in the non-insured jumbo deposit category.

Other expense is a collection of non-specific expenses incurred during the respective years. Other expense totaled $61.6 million, $46.0 million, and $24.8 million during the years ended December 31, 2002, 2001, and 2000, respectively. The fluctuation in this expense category is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s retail banking operation, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSES

	For the years ended December 31,
	2002	2001	2000

	(In thousands)
Compensation and benefits	$137,967	$107,671	$65,317
Commissions	102,720	73,366	27,489
Occupancy and equipment	53,711	39,686	29,829
Advertising	9,008	5,118	4,021
Core deposit amortization	—	645	1,290
Federal insurance premium	1,268	1,254	569
Other	61,581	46,025	24,778

Total	366,255	273,765	153,293
Less: capitalized direct costs of loan closings	(143,981)	(109,055)	(52,301)

Total, net	$222,274	$164,710	$100,992

Efficiency ratio(1)	52.6%	50.2%	63.6%

(1)	Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income.

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These costs are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2002 Flagstar deferred $144.0 million of loan origination costs, while during 2001 and 2000 such deferred expenses totaled $109.0 million and $52.3 million, respectively. On a per loan basis, the cost deferrals totaled $526, $494, and $703 during 2002, 2001, and 2000, respectively. The lower cost per loan recorded in 2002 and 2001 reflects the efficiencies created in a higher volume environment. Likewise, in 2000, as volumes decreased, the cost per loan increased because of the initial fixed costs associated with the mortgage banking operation. The 2002 and 2001 numbers are also affected by inflationary increases and the increased costs associated with the Company’s shift to retail and correspondent funding versus wholesale funding which was the predominant lending channel in 2000.

FEDERAL INCOME TAXES

For the year ended December 31, 2002, the Company’s provision for federal income taxes as a percentage of pretax earnings was 35.4%, compared to 35.6% in 2001 and 36.1% in 2000. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s federal income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

The Company’s assets totaled $8.2 billion at December 31, 2002, reflecting an increase of $1.6 billion over December 31, 2001. Loans available for sale increased $0.6 billion, reflecting the increase in the amount of recent residential mortgage loan production held on the Company’s books that is pending sale and the investment loan portfolio increased $0.8 billion. During 2002, mortgage loan originations totaled $43.2 billion, compared to $33.0 billion in 2001, and $9.9 billion in 2000. See the tables on Pages 31 and 32, which sets forth the Company’s total loan portfolio and the activity within the different loan categories for the past five years.

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

LOANS AVAILABLE FOR SALE. Mortgage loans available for sale increased $0.6 billion from $2.7 billion at December 31, 2001 to $3.3 billion at December 31, 2002. This increase in the size of this portfolio is attributable to the corporate record originations recorded in December 2002, but not sold as of December 31, 2002.

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2002	2001	2000	1999	1998

	(In thousands)
Beginning mortgage loans available for sale	$2,746,791	$1,437,799	$2,230,381	$1,831,531	$1,197,152
Mortgage loans originated, net	43,703,804	33,276,507	9,998,948	14,695,761	19,041,414
Mortgage loans repurchased	25,527	44,004	19,068	30,889	32,337
Mortgage loans sold servicing retained, net	39,261,704	30,333,464	7,942,696	12,895,786	17,081,172
Mortgage loans sold servicing released, net	1,297,372	364,579	33,952	86,409	891,907
Mortgage loan amortization/prepayments	487,511	963,580	377,001	432,932	319,060
Mortgage loans transferred, net	2,127,324	349,895	2,456,949	912,673	147,233

Ending mortgage loans available for sale	$3,302,212	$2,746,791	$1,437,799	$2,230,381	$1,831,531

INVESTMENT LOAN PORTFOLIO. Loans held for investment increased, in the aggregate, $0.8 billion from $3.1 billion at December 31, 2001, to $3.9 billion at December 31, 2002. Mortgage loans alone

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

increased $0.4 billion, or 18.2%, to $2.6 billion at December 31, 2002, from $2.2 billion at December 31, 2001.

INVESTMENT LOAN PORTFOLIO

	At December 31,
DESCRIPTION:	2002	2001	2000	1999	1998

	(In thousands)
Mortgage loans	$2,593,005	$2,198,888	$3,250,850	$1,169,781	$321,271
Second mortgage loans	214,485	232,466	168,886	145,075	43,196
Commercial real estate loans	445,270	314,247	194,653	143,652	80,858
Construction loans	54,650	53,505	60,534	46,838	34,367
Warehouse lending	558,781	298,511	66,765	46,222	235,693
Consumer loans	124,785	63,960	59,123	42,758	28,199
Non-real estate commercial loans	7,706	8,922	8,881	7,024	3,601

Total investment loan portfolio	3,998,682	3,170,499	3,809,692	1,601,350	747,185
Allowance for losses	(50,000)	(42,000)	(25,000)	(23,000)	(20,000)

Total investment loan portfolio (net)	$3,948,682	$3,128,499	$3,784,692	$1,578,350	$727,185

INVESTMENT LOAN PORTFOLIO ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2002	2001	2000	1999	1998

	(In thousands)
Beginning	$3,170,499	$3,809,692	$1,601,350	$747,185	$463,607
Loans originated	586,809	521,506	393,311	354,277	176,816
Change in lines of credit	331,826	128,310	(79,540)	100,370	148,880
Loans transferred from available for sale	2,127,324	349,895	2,456,949	912,673	147,233
Loan amortization/prepayments	2,169,754	1,596,521	537,609	495,906	170,534
Loans transferred to repossessed assets	48,022	42,383	24,769	17,249	18,817

Ending	$3,998,682	$3,170,499	$3,809,692	$1,601,350	$747,185

ALLOWANCE FOR LOSSES. The allowance for losses totaled $50.0 million at December 31, 2002, an increase of $8.0 million, or 19.0%, from $42.0 million at December 31, 2001. The allowance for losses as a percentage of non-performing loans was 61.3% and 47.9% at December 31, 2002 and 2001, respectively. The Company’s non-performing loans totaled $81.6 million and $87.7 million at December 31, 2002 and 2001, respectively, and, as a percentage of investment loans, were 1.25% and 1.31% at December 31, 2002 and 2001, respectively.

The increase in the allowance for losses in 2002 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and projected

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

economic conditions. Additionally, the allowance was increased to compensate for the substantial increase in the amount of total loans outstanding and the increase in the amount of loans which are delinquent. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See Asset Quality and the tables on Pages 37 through 39 for additional information on the Company’s provision for losses, loan loss allowance, and non-performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $128.4 million at December 31, 2001, to $150.0 million at December 31, 2002. This increase was required to accommodate the Company’s increase in FHLB advances used to fund the increase in the mortgage loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $149.6 million at December 31, 2002, an increase of $10.1 million, or 7.2%, from $139.5 million at December 31, 2001. During 2002, the Company added 16 new banking centers to the retail banking network and continued its expansion of the retail origination offices along with its continued investment in technology.

MORTGAGE SERVICING RIGHTS. MSR totaled $230.8 million at December 31, 2002, an increase of $62.3 million, from $168.5 million at December 31, 2001. For the year ended December 31, 2002, $39.2 billion of loans underlying mortgage servicing rights were originated and purchased, and $31.8 billion were reduced through sales, prepayments, and amortization resulting in a net increase in mortgage loans serviced for others of $7.4 billion from $14.2 billion to $21.6 billion at December 31, 2002. The book value of the portfolio at December 31, 2002 is 1.07% versus 1.18% at December 31, 2001. The decrease in the percentage value of the portfolio is indicative of the decrease in the value of MSR at December 31, 2002. The portfolio at both December 31, 2002 and 2001, is primarily comprised of newly originated MSR. The portfolio at each date does not contain an impairment charge because of its recent origination to the current market rate. The service fee on loans serviced for others is 0.351%.

The fair value of the MSR is determined as of the sale date by using estimated fair values based on the results of recent sales of servicing rights, internal valuations and market pricing. Estimates of fair value include the following characteristics:

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Anticipated prepayment speeds

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The most important assumptions used in the MSR valuation model are anticipated loan prepayment rates. During 2001, these rates ranged between 10% and 15% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent brokers.

In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained annually to confirm the reasonableness of the value generated by the internal valuation model.

At December 31, 2002, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 8.71%; (2) an anticipated loan prepayment rate of 29.4% CPR; and (3) servicing costs per loan of $40.70.

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2002	2001	2000	1999	1998

	(In thousands)
Beginning loans serviced for others	$14,222,802	$6,644,482	$9,519,926	$11,472,211	$6,412,797
Loans servicing originated	39,198,521	30,514,703	7,982,201	12,768,105	16,912,051
Loan servicing amortization/ prepayments	3,329,825	1,446,092	824,928	1,561,766	1,807,014
Loans servicing sales	28,504,701	21,490,291	10,032,717	13,158,624	10,045,623

Ending loans serviced for others	$21,586,797	$14,222,802	$6,644,482	$9,519,926	$11,472,211

OTHER ASSETS. Other assets increased $41.3 million, or 35.9%, to $156.2 million at December 31, 2002, from $114.9 million at December 31, 2001. The majority of this increase was attributable to an increase in receivables recorded in conjunction with MSR sales transacted in 2002. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

LIABILITIES. The Company’s total liabilities increased $1.5 billion, or 23.8%, to $7.8 billion at December 31, 2002, from $6.3 billion at December 31, 2001. This increase was attributable to the substantial increase in interest bearing liabilities.

DEPOSITS. Deposit accounts increased $0.8 billion, or 22.2%, to $4.4 billion at December 31, 2002, from $3.6 billion at December 31, 2001. This increase reflects the Company’s growth strategy. The deposits can be subdivided into three areas: the retail division, the municipal division, and our national accounts division.

Retail deposit accounts increased $0.3 billion, or 12.5%, to $2.7 billion at December 31, 2002, from $2.4 billion at December 31, 2001. This increase reflects the increase in the number of retail banking centers. The number of retail banking centers increased from 71 at December 31, 2001 to 87 at December 31, 2002. The Company has been aggressive in its pricing strategy when entering new markets in order to accelerate its

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

growth plan. This strategy has attracted one-year certificates of deposit and money market deposits. At December 31, 2002, the Company’s retail certificates of deposit totaled $1.3 billion, with an average balance of $21,741 and a weighted average cost of 3.81%. The Company’s money market deposits totaled $0.6 billion, with an average cost of 2.71%. Core accounts, or saving and checking accounts, totaled 29.6% of total retail deposits.

During 2001, the Company began calling on local municipal agencies as another source for deposit funding. These deposit accounts increased $365.7 million, or 82.7%, to $807.7 million at December 31, 2002, from $442.0 million at December 31, 2001. These deposits had a weighted average cost of 2.00% at December 31, 2002. These deposit accounts are mainly certificates of deposit with maturities typically less than one year. These funds have been used to fund the mortgage banking operation’s pipeline of loans available for sale.

The national accounts division garners funds through nationwide advertising of deposit rates and through retail investment brokers across the country. These deposit accounts increased $114.8 million, or 14.4%, to $912.7 million at December 31, 2002, from $797.9 million at December 31, 2001. These deposits had a weighted average cost of 3.91% at December 31, 2002. This increase reflects management’s decision to continue to grow the Company’s asset base utilizing secondary market deposits with specific maturities.

FHLB ADVANCES. FHLB advances increased $0.2 billion, or 10.0%, to $2.2 billion at December 31, 2002, from $2.0 billion at December 31, 2001. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $2.2 billion and $2.1 billion during 2002 and 2001, respectively.

LONG TERM DEBT. On April 27, 1999, the Company, through its subsidiary Trust, completed the sale of 2.99 million shares of preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”.

On December 19, 2002, the Company, through its subsidiary Trust II, completed a private placement sale of preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of 4.66%. In connection with the private placement, the Company entered into an interest rate swap agreement where the Company is required to pay a fixed rate of 6.88% on a notional amount of $25 million and will receive a floating rate equal to that being paid in the Trust II securities. The interest rate swap is being accounted as a cash flow hedge per FASB 133.

ACCRUED INTEREST PAYABLE. Accrued interest payable decreased $1.2 million, or 6.6%, to $16.9 million at December 31, 2002, from $18.1 million at December 31, 2001. These amounts represent interest payments which are payable to depositors and other entities from which the Company has borrowed funds. These balances fluctuate with the size of the interest-bearing liability portfolio. The interest bearing liability portfolio increased 17.5% during the period, but was offset by a 148 basis point decrease in the cost of liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others increased $364.6 million, or 158.1%, to $595.2 million at December 31, 2002, from $230.6 million at December 31, 2001. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 2002, including subservicing, equaled $29.4 billion versus $20.9 billion at December 31, 2001.

ESCROW ACCOUNTS. The amount of funds in escrow accounts increased $42.5 million, or 40.2%, to $148.2 million at December 31, 2002, from $105.7 million at December 31, 2001. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount of loans serviced and also depends upon the scheduled payment dates for the related expenses. Total residential mortgage loans serviced at December 31, 2002, equaled $35.4 billion versus $25.8 billion at December 31, 2001, a 37.2% increase.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued decreased $23.0 million, or 15.6%, to $124.3 million at December 31, 2002, from $147.3 million at December 31, 2001. This liability reflects the outstanding amount of checks the Company has written to acquire mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company’s mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Federal income taxes payable decreased $4.0 million, or 5.2%, to $73.6 million at December 31, 2002, from $77.6 million at December 31, 2001. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

OTHER LIABILITIES. Other liabilities increased $31.3 million, or 31.4%, to $131.0 million at December 31, 2002, from $99.7 million at December 31, 2001. This increase is reflective of the increase in mortgage origination volume during the fourth quarter of 2002 versus the comparable 2001 period.

Included in other liabilities is the liability for the preferred stock issued by Capital, a second-tier subsidiary of Flagstar Bank. In February and March of 1998, Capital offered to the public and sold 2.3 million shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing net proceeds totaling $54.4 million. The preferred stock pays interest at a rate of 8.50% per annum. The stock is traded on the New York Stock Exchange under the symbol “FBC-P”. On March 20, 2003, we notified the public in a press release that we would redeem all of the preferred shares on June 30, 2003.

ASSET AND LIABILITY MANAGEMENT

Flagstar considers that its primary business objective is to provide stockholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of executive officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, the economy, liquidity, business strategies, and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET AND LIABILITY MANAGEMENT (continued)

other factors. The EIC meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision procedure or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”).

The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility, and deposit activity. To effectively measure and manage interest rate risk, the Company uses sensitivity analysis to determine the impact on net interest income of various interest rate scenarios, balance sheet trends, and strategies.

From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the Company’s Board of Directors on an ongoing basis. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates. However, management has the latitude to increase the Company’s interest rate sensitivity position within certain limits if, in management’s judgment, the increase will enhance profitability. The Company manages its exposure to interest rates by hedging itself primarily from rising rates.

Interest rate risk generally refers to the potential volatility in net interest income resulting from changes in interest rates. Flagstar’s interest rate risk management focuses on interest rate sensitivity through the use of simulation models, in an attempt to measure and project the potential effects of various market interest rate scenarios on the Company’s balance sheet.

Flagstar, because of its high concentration of loans held for sale and its large portfolio of adjustable rate loans, generally will record higher levels of net interest income in a rising interest rate environment and will experience declining net interest income during periods of falling interest rates. This happens because the Company’s assets reprice or mature faster than the majority of the Company’s liabilities will reset or mature.

In the past, the savings and loan industry measured interest rate risk by using Gap analysis. Gap analysis is one indicator of interest rate risk. But Gap analysis only provides a glimpse into expected asset and liability repricing in segmented time frames.

Today the thrift industry utilizes the concept of Net Portfolio Value (“NPV”). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and instantaneous.

The following table is a summary of the changes in the Company’s NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2002 and 2001 and as adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. The 2002 and 2001 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET AND LIABILITY MANAGEMENT (continued)

The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single-family loans and MSRs. Further, this analysis is based on the Company’s interest rate exposure at December 31, 2002 and 2001, and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact NPV. Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derived these assumptions considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, the Company’s historical experience, and the Company’s asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with leverage, option, or prepayment risks. Also, the Company is affected by basis risk, which is the difference in repricing characteristics of similar term rate indices. As such, this analysis is not intended to be a forecast of the effect of a change in market interest rates on the Company.

While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If an NPV rises in an up or down interest rate scenario that would dictate an up direction for the margin in that hypothetical rate scenario. The same would be seen in a falling scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario.

December 31, 2002					December 31, 2001

Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

+300	$418.1	5.23%	$(302.2)	(42.0)%	+300	$142.7	2.19%	$(452.9)	(76.0)%
+200	$563.8	6.87%	$(156.4)	(21.7)%	+200	$315.7	4.72%	$(280.0)	(47.0)%
+100	$692.8	8.23%	$(27.4)	(3.8)%	+100	$471.6	6.86%	$(124.1)	(20.8)%
Current	$720.3	8.39%			Current	$595.6	8.47%
-100	$570.0	6.55%	$(150.3)	(20.9)%	-100	$652.2	9.11%	$56.6	9.5%

ASSET QUALITY

The Company has consistently maintained a conservative posture with respect to credit risk. Mortgage lending, the Company’s primary lending focus, has historically resulted in minimal charge-offs when viewed as a percent of the Company’s origination volume. At December 31, 2002, approximately 82.0% of the Company’s earning assets consisted of loans collateralized by single-family mortgage loans.

The credit quality of the Company’s commercial loan, non-single family mortgage-related consumer loan, and commercial real estate loan portfolio, which in the aggregate comprises only 18.0% of earning assets at December 31, 2002, remains good. During the past three years, the Company has emphasized commercial real estate lending in its retail market area and second mortgage lending as an add-on to the Company’s national mortgage lending platform. Management plans to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

Management believes the Company’s level of non-performing assets, which totaled $126.7 million at December 31, 2002, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria:

1)	a loan more than 90 days past due;

2)	real estate acquired in a settlement of a loan; or

3)	a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified, including loans the Company has classified as impaired.

Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $6.5 million, $6.1 million and $4.7 million would have been recorded in 2002, 2001, and 2000, respectively, on non-accrual loans if the loans had performed in accordance with their original terms.

NON-PERFORMING ASSETS

	At December 31,
	2002	2001	2000	1999	1998

	(In thousands)
Non-accrual loans	$81,589	$87,682	$63,620	$41,836	$37,190
Real estate and other repossessed assets	45,094	38,868	22,258	21,364	22,966

Total non-performing assets	126,683	126,550	85,878	63,200	60,156
Less allowance for losses	(50,000)	(42,000)	(25,000)	(23,000)	(20,000)

Total non-performing assets (net of allowances)	$76,683	$84,550	$60,878	$40,200	$40,156

Ratio of non-performing assets to total assets	1.54%	1.91%	1.49%	1.47%	1.97%
Ratio of non-performing loans to investment loans	2.05%	2.77%	1.67%	2.61%	4.98%
Ratio of allowances to non-performing loans	61.28%	47.90%	39.30%	54.98%	53.78%
Ratio of allowances to investment loans	1.25%	1.32%	0.66%	1.44%	2.68%
Ratio of net charge-offs to average investment loans	0.72%	0.54%	0.25%	0.33%	0.57%

The Company’s 2002 year-end ratio of non-performing assets to total assets was 1.54%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company’s portfolio. At December 31, 2002, $72.4 million, or 88.8% of total non-performing loans were secured by residential real estate.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

During 2002, the Company recorded a provision for losses of $8.0 million in excess of net charge-offs for the year. This increased the allowance for losses to $50.0 million at December 31, 2002. Management recorded this 19.0% addition to the loan allowance for the following reasons:

1)	in order to compensate for the $1.4 billion, or 23.4% increase in loans receivable during 2002;

2)	to adjust for the increase in the portfolio of non-first lien single-family mortgage loans and non-single family mortgage loans which has risen $434.1 million, or 44.7% during 2002; and

3)	to adjust the allowance for the increased levels of loan charge-offs experienced in 2002. A $5.1 million, or 32.6%, increase in charge-offs was experienced in the fourth quarter versus the third quarter.

On the positive side of the ledger, there was a decrease of $9.6 million, or 6.1%, in total loan delinquencies at December 31, 2002, and seriously delinquent loans decreased $6.1 million, or 7.0%, at December 31, 2002.

Additionally the Company experienced an increase in losses associated with loans sold to the secondary market and later repurchased. Although all of the loans were sold on a non-recourse basis, the Company repurchased $25.5 million, $44.0 million, and $19.1 million in mortgage loans from secondary market investors during 2002, 2001, and 2000, respectively. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2002, the Company had sold $110.0 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $33.2 billion, or 43.2%, larger than the $76.8 billion sold in the 60 months preceding December 31, 2001. These loans were required to be repurchased because of their delinquent status or their non-compliance with the underwriting or loan program guidelines that they were initially sold under. A large portion of the charge-offs recorded by the Company ($3.8 million, $3.2 million, and $1.6 million in 2002, 2001, and 2000, respectively) were attributed to loans originated within the prior 60 month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

To mitigate our repurchase risk in originating loans, we employ an automated underwriting process on all loans. This process uses loan data entry software from FNMA, through its Desktop Underwriter™ system, and from FHLMC through its Loan Prospector™ system. This process is intended to reduce processing and underwriting time, to improve credit quality and to reduce potential investor repurchase requests.

The increase in the allowance for losses in 2002 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See Pages 37 through 39 for additional information on the Company’s loan loss allowance and non-performing loans. Also refer to Notes 3 and 7 of Notes to Consolidated Financial Statements in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

Financial Statements and Supplementary Data, herein for further discussion of the Company’s policies regarding provisions for losses and allowances for uncollected interest.

NON-ACCRUAL LOANS AT DECEMBER 31, 2002

	Investment		As a % of
	Loan	Non-performing	Loan	As a % of
	Portfolio	Loans	Portfolio	Non-performing

	(In thousands)
One- to four-family	$2,593,005	$72,438	2.79%	88.8%
Second mortgages	214,485	3,749	1.75	4.6
Commercial real estate	445,270	3,440	0.77	4.2
Construction	54,650	1,518	2.78	1.9
Warehouse lending	558,781	—	—	—
Consumer	124,785	18	0.01	0.0
Non-real estate commercial	7,706	426	5.53	0.5

Total loans	3,998,682	81,589	2.04%	100.0%
Less allowances for losses	(50,000)	(50,000)

Total investment loans (net of allowances)	$3,948,682	$31,589

We also maintain a quality control department that, among other things, reviews compliance and quality assurance issues relating to loan production and underwriting. For our production compliance process, we randomly select a statistical sample of at least 5% of all loans closed each month. This review includes a credit scoring and re-underwriting of such loans; ordering second appraisals on 10% of the sample; reverifying funds, employment and final applications; and reordering credit reports on the entire sample. In addition, a full underwriting review is conducted on loans that go into default during the first 12 months from the date of origination. Document and file reviews are also undertaken to ensure regulatory compliance.

In addition, we monitor the performance of delegated underwriters through quality assurance reports prepared by our quality control department, FHA/ VA reports and audits, reviews and audits by regulatory agencies, investor reports and mortgage insurance company audits. Deficiencies in loans are generally corrected; otherwise, we may exercise our option to require that the loan be repurchased by the originating correspondent, or we may insist that the broker who originated the loan indemnify us against any losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

ALLOCATION OF THE ALLOWANCE FOR LOSSES

	At December 31,

	2002		2001		2000		1999		1998

		Loans		Loans		Loans		Loans		Loans
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Mortgage loans:
Available for sale	$—	45.3%	$—	46.4%	$3,228	27.4%	$7,112	58.7%	$7,751	71.1%
Held for investment	38,244	35.5%	38,522	37.2%	18,071	62.0%	12,605	29.9%	8,930	14.1%
Construction	2,852	0.7%	153	0.9%	278	1.1%	183	1.2%	225	1.3%
Consumer	2,550	1.7%	1,603	1.1%	1,966	1.1%	1,528	1.1%	770	1.1%
Commercial	42	0.1%	72	0.2%	51	0.2%	15	—%	34	0.2%
Commercial real estate	2,425	6.1%	975	5.3%	257	3.7%	552	3.8%	769	3.1%
Warehouse lending	385	7.7%	439	5.0%	959	1.3%	745	1.2%	1,500	9.1%
Second mortgages	3,502	2.9%	236	3.9%	190	3.2%	260	3.8%	21	—%

Total	$50,000	100.0%	$42,000	100.0%	$25,000	100.0%	$23,000	100.0%	$20,000	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

	2002	2001	2000	1999	1998

	(In thousands)
Beginning balance	$42,000	$25,000	$23,000	$20,000	$5,500
Provision for losses	28,749	33,197	10,576	7,296	18,631
Charge-offs
Mortgage loans	(17,883)	(13,136)	(8,006)	(4,152)	(3,741)
Consumer loans	(1,195)	(749)	(381)	(177)	(236)
Commercial loans	(1,083)	(2,521)	(1)	(15)	(30)
Construction loans	(5)	(20)	(2)	(6)	(391)
Other	(1,078)	(429)	(320)	(294)	—

Total	(21,244)	(16,766)	(8,684)	(4,644)	(4,275)
Recoveries
Mortgage loans	5	221	29	176	185
Consumer loans	78	255	97	21	78
Commercial loans	412	182	—	12	4
Construction loans	—	—	—	139	—
Other	—	—	8	—	—

Total	495	569	108	348	144

Ending balance	$50,000	$42,000	$25,000	$23,000	$20,000

Net charge-off ratio	0.72%	0.54%	0.25%	0.33%	0.57%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations, and customer escrow accounts. Additionally, during the past six years, the Company and its affiliates have issued securities in four separate offerings to the capital markets, generating over $180 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $2.7 billion during 2002, representing an increase of $0.1 billion, or 3.8%, compared to 2001. This increase was attributable to the lower interest rate environment experienced during 2002, which created an increase in the amount of loan refinancings and loan payoffs.

Sales of mortgage loans totaled $40.5 billion in principal balance during 2002, compared to $30.9 billion in 2001. The sales recorded during 2002 were higher than in 2001 due to the increased loan origination volume. During 2001 and 2002, the Company sold 93.6% and 93.8%, respectively, of the loans originated.

Customer deposits increased $0.8 billion, or 22.2%, and totaled $4.4 billion at December 31, 2002. The increase is directly attributable to the Company’s aggressive growth strategy as discussed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

During 2002, the Company increased its borrowings from the FHLB by $0.2 billion, or 10.0%. The Company utilizes FHLB advances to assist in duration matched funding needs required in its asset liability management strategies.

The Company paid a quarterly cash dividend of $0.047 on its common stock on February 28, 2002, $0.053 on May 17, 2002 and a $0.06 on August 15, 2002, and November 29, 2002.

Stockholders’ equity increased $127.4 million to $418.9 million at December 31, 2002, an increase of 43.7% over December 31, 2001. This level of stockholders’ equity represented 5.11% of total assets at December 31, 2002.

On December 19, 2002, the Company completed the sale of 1.0 million shares of preferred securities issued by Flagstar Statutory Trust II, a Connecticut trust and subsidiary of the Company. The securities pay interest at a rate equal to three-month LIBOR plus 3.25% per annum. The securities reprice quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange. The preferred securities are generally not redeemable until December 19, 2007. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

The board of directors of the Company adopted a Stock Repurchase Program on September 21, 1999. The Company repurchased a total of 1.2 million shares totaling $12.1 million during 1999. These shares were repurchased at a weighted price of $9.97 per share. During 2000, the Company repurchased an additional 1.5 million shares. The total amount of shares repurchased by the Company equaled 13.1% of the outstanding shares prior to the commencement of the program. The repurchased shares have been used in connection with employee benefit plans, and other general corporate purposes.

The board of directors of the Company adopted another Stock Repurchase Program on October 29, 2002. The Company was empowered to repurchase up to $25.0 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, the repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

On June 26, 2001, the Company announced a 3-for-2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company has been adjusted accordingly. On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock, that formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”. Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, also moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trade under the symbol “FBC-O”. Flagstar Capital, a real estate investment trust and third-tier subsidiary of Flagstar Bancorp, also moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The preferred stock, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

On May 12, 2002, the Company announced a 3-for-2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

At December 31, 2002, the Company had outstanding rate-lock commitments to lend $7.3 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $92.7 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2002, the Company had outstanding commitments to sell $6.4 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $758.4 million at December 31, 2002. Such commitments include $580.3 million in unused warehouse lines of credit to various mortgage companies at December 31, 2002.

The Company is expanding its retail operations through the Michigan and Indiana and is slated to open 16 new banking centers and 24 new loan origination offices during 2003. The expansion of the retail banking network is funded from the Company’s ongoing operations and reduces the Company’s capital resources. The Company expects that the new retail banking centers will be profitable in 12 to 18 months, and until that time, the new banking centers will increase the Company’s costs of operation.

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. Management is currently evaluating the impact of the adoption of SFAS No. 146 on its financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses accounting for purchases of certain financial institutions. SFAS No. 147 is effective October 1, 2002, with early application permitted. The Company does not have any goodwill that was subject to Statement No. 72 and therefore the provisions of Statement No. 147 required no change in classification or treatment of recorded goodwill.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING AND REPORTING DEVELOPMENTS (continued)

The Company has adopted the requirements of SFAS No. 123 in January 2000 and SFAS No. 148 effective December 31, 2002 with no material effect on its financial statements.

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

The Company believes that the following topics involve critical areas of the Company’s operations and the accounting policies associated with these areas requires the most significant judgments, assumptions and estimates.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Company’s investment loan portfolio at the report date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. The allowance includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond the Company’s control.

Mortgage Servicing Rights. Determining the fair value of mortgage servicing rights involves a calculation of the present value of a set of market driven and MSR specific cash flows. We are forced to make conclusions about future market conditions including interest rates in order to complete the analysis. Our model calculates a fair value based upon variables but does not and can not take into account the actual price our specific MSR could be sold at in a fair exchange. We do allow the portfolio to be valued by an outside valuation expert not less than annually but interim valuations could become materially misstated.

Derivative Accounting. In its mortgage banking operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with FASB 133, the Company carries these commitments at market value. The process of recording these commitments at fair value has the effect of recording the eventual gain or loss on the sale of these loans before it actually happens. This estimation process may be prone to error and therefore could misstate the Company’s true position.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company implemented Derivatives Implementation Group Issue Number C 13 (DIG 13) pertaining to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” on September 30, 2002.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 14, 2003, except for Note 2,
  as to which date is March 20, 2003.

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At December 31,
	2002	2001

Assets
Cash and cash equivalents	$126,969	$110,447
Mortgage backed securities	39,110	—
Other investments	11,766	7,949
Mortgage loans available for sale	3,302,212	2,746,791
Investment loan portfolio	3,998,682	3,170,499
Less: allowance for losses	(50,000)	(42,000)

Investment loan portfolio, net	3,948,682	3,128,499
Federal Home Loan Bank stock	150,000	128,400

Total earning assets	7,451,770	6,011,639
Accrued interest receivable	43,279	40,008
Repossessed assets	45,094	38,868
Premises and equipment	149,630	139,529
Mortgage servicing rights	230,756	168,469
Other assets	156,204	114,864

Total assets	$8,203,702	$6,623,824

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$4,373,889	$3,608,103
Federal Home Loan Bank advances	2,222,000	1,970,505
Long term debt	99,750	74,750

Total interest bearing liabilities	6,695,639	5,653,358
Accrued interest payable	16,850	18,081
Undisbursed payments on loans serviced for others	595,206	230,585
Escrow accounts	148,194	105,716
Liability for checks issued	124,293	147,287
Federal income taxes payable	73,582	77,584
Other liabilities	130,992	99,725

Total liabilities	7,784,756	6,332,336
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock – $.01 par value, 40,000,000 shares authorized, 29,594,627 shares issued and outstanding at December 31, 2002; 32,686,240 shares issued and 28,709,866 shares outstanding at December 31, 2001.	296	287
Additional paid in capital	29,443	21,953
Retained earnings	389,207	269,248

Total stockholders’ equity	418,946	291,488

Total liabilities and stockholders’ equity	$8,203,702	$6,623,824

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Earnings
(in thousands, except per share data)

	For the years ended December 31,
	2002	2001	2000

Interest Income
Loans and mortgage backed securities	$439,819	$424,868	$370,927
Other	10,293	13,903	10,708

Total	450,112	438,771	381,635
Interest Expense
Deposits	126,977	191,595	179,488
FHLB advances	115,345	116,957	98,775
Other	21,558	16,489	11,863

Total	263,880	325,041	290,126

Net interest income	186,232	113,730	91,509
Provision for losses	28,749	33,197	10,576

Net interest income after provision for losses	157,483	80,533	80,933
Non-Interest Income
Loan administration	(4,278)	(14,940)	15,753
Net gain on loan sales	194,235	199,358	21,930
Net gain on sales of mortgage servicing rights	14,474	2,231	14,574
Other fees and charges	31,613	26,395	13,096

Total	236,044	213,044	65,353
Non-Interest Expense
Compensation and benefits	102,465	75,255	44,166
Occupancy and equipment	53,711	39,685	29,306
General and administrative	66,098	49,770	27,520

Total	222,274	164,710	100,992

Earnings before tax provision and cumulative effect of a change in accounting principle	171,253	128,867	45,294
Provision for federal income taxes	60,626	45,927	16,360

Earnings before cumulative effect of a change in accounting principle	110,627	82,940	28,934
Cumulative effect of a change in accounting principle	18,716	—	—

Net Earnings	$129,343	$82,940	$28,934

Earnings per share before cumulative effect of a change in accounting principle
Basic	$3.79	$2.99	$1.06
Diluted	$3.58	$2.78	$1.05
Earnings per share from a cumulative effect of a change in accounting principle
Basic	$0.64	—	—
Diluted	$0.60	—	—

Earnings per share
Basic	$4.43	$2.99	$1.06
Diluted	$4.18	$2.78	$1.05

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at January 1, 2000	$290	$18,146	$167,278	$185,714
Net earnings	—	—	28,934	28,934
Dividends paid ($0.18 per share)	—	—	(4,875)	(4,875)
Common stock reissued	—	211	—	211
Common stock repurchased	(23)	(13,132)	—	(13,155)

Balance at December 31, 2000	267	5,225	191,337	196,829
Net earnings	—	—	82,940	82,940
Stock options exercised	20	16,728	—	16,748
Dividends paid ($0.183 per share)	—	—	(5,029)	(5,029)

Balance at December 31, 2001	287	21,953	269,248	291,488
Net earnings	—	—	129,343	129,343
Stock options exercised	9	4,881	—	4,890
Tax benefit from stock options exercised	—	2,609	—	2,609
Dividends paid ($0.25 per share)	—	—	(9,384)	(9,384)

Balance at December 31, 2002	$296	$29,443	$389,207	$418,946

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2002	2001	2000

Operating Activities
Net earnings	$129,343	$82,940	$28,934
Adjustments to net earnings to net cash used in operating activities
Provision for losses	28,749	33,197	10,576
Depreciation and amortization	88,142	65,713	26,249
Net gain on the sale of assets	(3,496)	(1,286)	(576)
Net gain on loan sales	(194,235)	(199,358)	(21,930)
Net gain on sales of mortgage servicing rights	(14,474)	(2,231)	(14,574)
Proceeds from sales of loans available for sale	41,227,759	31,376,503	8,104,472
Origination and repurchase of loans, net of principal repayments	(43,716,268)	(32,836,032)	(9,746,909)
Increase in accrued interest receivable	(3,271)	(934)	(12,446)
Increase in other assets	(41,342)	(28,476)	(12,313)
(Decrease) increase in accrued interest payable	(1,231)	(28,638)	31,030
(Decrease) increase liability for checks issued	(22,994)	98,624	18,237
Increase (decrease) in federal income taxes payable	17,781	(5,323)	22,109
(Benefit) provision for deferred federal income taxes	(21,783)	25,977	(9,957)
Increase (decrease) in other liabilities	31,266	29,641	(605)

Net cash used in operating activities	(2,496,054)	(1,389,683)	(1,577,703)
Investing Activities
Net change in other investments	(3,817)	(3,816)	(4,133)
Investment in mortgage backed securities	(39,110)	—	—
Origination of portfolio loans, net of principal repayments	1,235,075	933,317	217,030
Purchase of Federal Home Loan Bank stock	(21,600)	(29,600)	(18,950)
Proceeds from the disposition of repossessed assets	40,626	24,210	23,119
Acquisitions of premises and equipment	(34,542)	(53,138)	(72,182)
Proceeds from the disposition of premises and equipment	(1,140)	445	518
Increase in mortgage servicing rights	(478,456)	(488,829)	(137,956)
Proceeds from the sale of mortgage servicing rights	368,045	383,484	164,863

Net cash provided by investing activities	1,065,081	766,073	172,309
Financing Activities
Net increase in deposit accounts	765,787	200,137	1,147,003
Net increase in Federal Home Loan Bank advances	251,495	232,160	256,345
Proceeds from the issuance of long term debt	25,000	—	—
Net receipt (disbursement) of payments of loans serviced for others	364,620	162,959	(1,604)
Net receipt (disbursement) of escrow payments	42,478	50,864	(20,488)
Proceeds from the exercise of stock options	7,499	11,287	211
Common stock repurchased	—	—	(13,155)
Dividends paid to stockholders	(9,384)	(5,029)	(4,875)

Net cash provided by financing activities	1,447,495	657,378	1,363,437

Net increase (decrease) in cash and cash equivalents	16,522	33,768	(41,957)
Beginning cash and cash equivalents	110,447	76,679	118,636

Ending cash and cash equivalents	$126,969	$110,447	$76,679

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$43,317	$55,791	$24,769

Total interest payments made on deposits and other borrowings	$262,649	$353,680	$259,096

Federal income taxes paid	$72,000	$27,000	$11,000

Loans available for sale transferred to held for investment	$2,127,224	$349,895	$2,456,949

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $8.2 billion in assets at December 31, 2002, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.

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

Note 2 – Corporate Structure

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Statutory Trust II (Trust II), Flagstar Title Company (“Title”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust is a Delaware trust whose common stock is owned solely by the Company and in 2000 sold 2.99 million shares of preferred securities to the general public in an initial public offering. Trust II is a Connecticut trust whose common stock is owned solely by the Company and in 2002 sold $25.0 million of preferred securities in a private transaction. Title is a real estate title insurance agency which operates in the state of Michigan.

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 2 – Corporate Structure (continued)

Capital has issued publicly-owned preferred stock (NYSE : FBC-P) and is a real estate investment trust whose common stock is owned solely by Holding. Capital and LLC purchase mortgage loans from the Bank and hold them for investment purposes. On March 20, 2003, we notified the public in a press release that we would redeem all of the preferred shares on June 30, 2003.

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

Loans

Loans originated are designated to be part of the investment loan portfolio or available for sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Net unrealized losses are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. The investment loan portfolio is carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future.

Allowance for Losses

Management believes the allowance is maintained at a level adequate to absorb losses inherent in the investment loan portfolio. Management determines the adequacy of the allowance by applying currently anticipated loss ratios to the risk ratings of loans both individually and by category. The projected loss ratios incorporate such factors as recent loss experience, current economic conditions, the risk characteristics of the various categories and concentrations of loans, transfer risk and other pertinent factors.

Loans which are deemed uncollectible are charged off and deducted from the allowance. The provision for losses and recoveries on loans previously charged off are added to the allowance. In addition, a specific provision is made for expected loan losses to reduce the recorded balances of loans receivable to their estimated net realizable value. Such specific provision is based on management’s estimate of net realizable value considering the current operating or sales environment. These estimates of collateral value are

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

particularly susceptible to market changes that could result in adjustments to the results of earnings in the future. Recovery of the carrying value of such loans or such loan or the underlying collateral is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company’s control. The Company considers its residential mortgage loan portfolio to represent a pool of smaller balance, homogeneous loans. Commercial, commercial real estate, construction, second mortgage, warehouse loan, and consumer loan portfolios are specifically reviewed for impairment.

The Company considers a loan impaired when it is probable, in the opinion of management, that interest and principal may not be collected according to the contractual terms of the loan agreement. Consistent with this definition, the Company considers all non-accrual loans (with exception of residential mortgages) to be impaired. Impaired loans that have risk characteristics that are unique to an individual borrower, are evaluated on a loan-by-loan basis. However, impaired loans that have risk characteristics in common with other impaired loans, (such as loan type, geographical location, or other characteristics that would cause the ability of the borrowers to meet contractual obligations to be similarly affected by changes in economic or other conditions), are aggregated and historical statistics, such as average recovery period and average amount recovered, along with a composite effective interest rate are used as a means of measuring those impaired loans. Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral.

Loan Origination Fees, Commitment Fees and Related Costs

Loan fees received are accounted for in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. Mortgage loan fees and certain direct origination costs are capitalized. On loans available for sale, the net fee or cost is recognized at the time the loan is sold. For the investment loan portfolio, the deferred amount is accounted for as an adjustment to interest income in a manner that approximates the interest method.

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

Mortgage Servicing Rights

The Company purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets at the time the loan is sold. The capitalized cost of loan servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment of the underlying mortgages.

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

Financial Instruments and Derivatives

The Company enters into certain financial instruments with off-balance sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company uses traditional financial instruments such as interest rate lock commitments and forward sales commitments for this purpose. The Company policy allows the use of interest rate futures, interest rate swaps, or other hedging instruments to manage its exposure to interest rate risk. The Company does not retain interests in the loans it sells, nor does it enter into more volatile financial instruments such as leveraged derivatives or structured notes.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

The Company implemented Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001. The cumulative effect of the adoption of Statement 133 was not material. On September 30, 2002, the Company implemented Derivatives Implementation Group Issue Number C13 (DIG 13). The implementation required the Company to record a $18.7 million after-tax cumulative change in accounting principle. At December 31, 2002, the Company’s adjustment for forward commitments and interest rate lock commitments required an $18.0 pre-tax adjustment to 2002 pre-tax earnings.

Loan Sales

The Company sells its available for sale mortgage loans to secondary market investors on a non-recourse basis. At the time of the sale, the Company makes certain representations and warranties to the investor. Should an investor determine that a breach of such representation or warranty has occurred, the Company may be required to repurchase the loan from the investor. Such representations and warranties generally relate to the fact that the loan has been underwritten in accordance with the investor’s guidelines and that the loan conforms to the laws of the state of origination. Gain or loss on the sales of loans is recognized upon the execution of a binding contract and receipt of a minimum down payment.

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

On March 20, 2003, we notified the public in a press release that we would redeem all of the preferred shares on June 30, 2003.

Preferred Securities of Flagstar Trust

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

Preferred Securities of Flagstar Trust II

On December 19, 2002, the Company completed the sale of 1.0 million shares of preferred securities issued by Flagstar Statutory Trust II, a Connecticut trust and subsidiary of the Company. The securities pay interest at a rate equal to three month LIBOR plus 3.25% per annum. The securities reprice quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until December 26, 2007. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Interest Rate Swap

On December 19, 2002, the Company entered into an interest rate swap whereas the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007. The counterparty to the swap is a primary dealer. The interest rate swap is being accounted as a cash flow hedge in accordance with FASB 133.

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

The Board of Directors of the Company adopted another Stock Repurchase Program on October 29, 2002. The Company was empowered to repurchase up to $25.0 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, the repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

Stock Split

On June 26, 2001, the Company announced a 3 for 2 split of its common stock. The split was completed on July 12, 2001. All share information on the financial statements of the Company have been adjusted accordingly.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

On May 12, 2002, the Company announced a 3 for 2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

Stock Exchange Move

On July 13, 2001, the Company moved its stock from the Nasdaq Stock Market to the New York Stock Exchange. The stock that formerly traded under the symbol “FLGS”, is now traded under the symbol “FBC”. Flagstar Trust, a Delaware trust and subsidiary of Flagstar Bancorp, moved its preferred securities from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSO”, now trades under the symbol “FBC-O”. Flagstar Capital, a real estate investment trust and third-tier subsidiary of Flagstar Bancorp, moved its preferred stock from the Nasdaq Stock Market to the New York Stock Exchange. The securities, which formerly traded under the symbol “FLGSP”, now trades under the symbol “FBC-P”.

Stock-Based Compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for transactions entered into during 1996 and thereafter. The Company elected to remain with the former method of accounting and has made the pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 148 effective December 31, 2002 with no material effect on its financial statements. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying Notes to the Financial Statements.

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the earnings of the Company.

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

The financial condition and results of operations of the Company are dependent to a significant degree upon appraisals of loan collateral, evaluations of creditworthiness of borrowers and assumptions about future events and economic conditions affecting interest rates. Recent history has demonstrated that these estimates and assumptions are subject to rapid change and such changes can materially affect the reported financial position and results of operations of the Company. Significant accounts where use of these estimates are more susceptible to change in the near term include the allowance for loan loss, the value of loans available for sale, and the fair value of mortgage servicing rights.

Reclassifications

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS No. 146, such costs will be recognized when the liability is incurred, rather than at the date of commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application permitted. Management is currently evaluating the impact of the adoption of SFAS No. 146 on its financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses accounting for purchases of certain financial institutions. SFAS No. 147 is effective October 1, 2002, with early application permitted. The Company does not have any goodwill that was subject to Statement No. 72 and therefore the provisions of Statement No. 147 required no change in classification or treatment of recorded goodwill.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

The Company has adopted the requirements of SFAS No. 123 in January 2000 and SFAS No. 148 effective December 31, 2002 with no material effect on its financial statements.

Subsequent Events

Flagstar Trust III

On February 19, 2003, the Company completed the sale of $25.0 million of preferred securities issued by Flagstar Statutory Trust III, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate equal to 6.55%. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Flagstar Trust IV

On March 19, 2003, the Company completed the sale of $25.0 million of preferred securities issued by Flagstar Statutory Trust IV, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate equal to 6.75%. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Flagstar Capital

On March 20, 2003, the Company announced its intent to redeem the Series A 8.50% preferred stock of Flagstar Capital on June 30, 2003. The stock will be redeemed at $25 per share.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 4 – Investment Securities

The investment securities portfolio is summarized as follows (in thousands):

	2002		2001
	Amortized	Fair	Amortized	Fair
Type	Cost	Value	Cost	Value

Mutual funds	$9,355	$9,355	$6,089	$6,089
U.S. Treasury Bonds	661	661	—	—
M.S.H.D.A. Bonds	1,750	1,790	1,860	1,893

Total	$11,766	$11,806	$7,949	$7,982

These securities are held to maturity. The Company has invested in these securities because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and CRA investment requirements.

Note 5 – Mortgage-backed Securities

At December 31, 2002, the Company had invested $39.1 million in mortgage-backed securities. The single-family loans underlying these securities were originated by the Company. The exchange was made by the Company to allow for additional credit enhancements. These securities had a fair value equal to $41.5 million at December 31, 2002.

Note 6 – Loans Available for Sale

At December 31, 2002, the Company had invested $3.3 billion in loans that it is in the process of selling into the secondary market. These loans had a fair value equal to $3.4 billion. The majority of these loans were originated or acquired in December 2002. During December 2002, the Company originated or acquired $5.3 billion in mortgage loans. At December 31, 2001, the Company had invested $2.7 billion in similar loans. The loans at December 31, 2001 had a fair value of $2.8 billion.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 7 – Investment Loan Portfolio

The investment loan portfolio is summarized as follows (in thousands):

	December 31,
	2002	2001

Mortgage loans	$2,593,005	$2,198,888
Second mortgage loans	214,485	232,466
Commercial real estate loans	445,270	314,247
Commercial loans	7,706	8,922
Construction loans	54,650	53,505
Warehouse lending	558,781	298,511
Consumer loans	124,785	63,960

Total	3,998,682	3,170,499

Less allowance for losses	(50,000)	(42,000)

Total	$3,948,682	$3,128,499

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended December 31,
	2002	2001	2000

Balance, beginning of period	$42,000	$25,000	$23,000
Provision charged to earnings	28,749	33,197	10,576
Charge-offs, net of recoveries	(20,749)	(16,197)	(8,576)

Balance, end of period	$50,000	$42,000	$25,000

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $81.6 million at December 31, 2002 and $87.7 million at December 31, 2001. Interest that would have been accrued on such loans totaled approximately $6.5 million, $6.1 million, and $4.7 million during 2002, 2001, and 2000, respectively.

At December 31, 2002, the recorded investment in impaired loans, pursuant to SFAS No. 114, totaled $9.2 million and the average outstanding balance for the year ended December 31, 2002 was $10.7 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the year ended December 31, 2002, was not significant. At December 31, 2001, the recorded investment in impaired loans totaled $11.2 million and the average outstanding balance for the year ended December 31, 2001, was $7.3 million.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 8 – Repossessed Assets

Repossessed assets include the following (in thousands):

	December 31,
	2002	2001

One-to-four family	$42,921	$38,389
Commercial properties	2,173	479

Repossessed assets, net	$45,094	$38,868

Note 9 — Premises and Equipment

Premises and equipment balances are as follows (in thousands):

	December 31,
	2002	2001

Land	$14,182	$12,924
Office buildings	88,250	64,589
Computer hardware and software	84,567	72,600
Furniture, fixtures and equipment	35,736	39,359
Automobiles	374	487

Total	223,109	189,926
Less accumulated depreciation	(73,479)	(50,430)

Premises and equipment, net	$149,630	$139,529

Depreciation expense amounted to approximately $25.5 million, $19.5 million, and $11.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $7.2 million, $6.2 million and $7.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2002 (in thousands):

2002	$6,659
2003	4,903
2004	3,594
2005	2,031
2006	1,164
Thereafter	1,279

Total	$19,630

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 10 — Mortgage Servicing Rights

Not included in the accompanying consolidated financial statements are mortgage loans serviced for others. The unpaid principal balances of these loans at December 31, 2002 and 2001, are summarized as follows (in thousands):

	December 31,
Mortgage loans serviced for:	2002	2001

FHLMC and FNMA	$21,476,796	$14,071,944
MSHDA	—	65,823
GNMA	483	1,494
Other investors	109,518	83,541

Total	$21,586,797	$14,222,802

In addition and not included in the above totals are $7.8 billion and $6.7 billion of mortgage loans at December 31, 2002 and 2001, respectively. These loans are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $693.6 million and $296.4 million at December 31, 2002 and 2001, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	For the years ended December 31,
	2002	2001	2000

Balance, beginning of period	$168,469	$106,425	$131,831
Capitalization	478,456	488,829	157,824
Sales	(353,571)	(381,253)	(170,157)
Amortization	(62,598)	(45,532)	(13,073)

Balance, end of period	$230,756	$168,469	$106,425

At December 31, 2002, 2001, and 2000, the estimated fair value of the mortgage loan servicing portfolio was $244.5 million, $244.3 million, and $110.1 million, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 11 – Deposit Accounts

The retail deposit accounts are as follows (in thousands):

	December 31,
	2002	2001

Demand accounts	$401,517	$332,843
Savings accounts	352,155	801,694
MMDA	575,411	—
Retail certificates of deposit	1,324,486	1,233,668

Total retail deposits	2,653,569	2,368,205

Municipal deposits	807,665	441,962
Wholesale deposits	912,655	797,935

Total deposits	$4,373,889	$3,608,102

Non-interest-bearing deposits included in the demand accounts balances at December 31, 2002 and 2001, were approximately $232.2 million and $150.8 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $894.5 million and $249.4 million at December 31, 2002 and 2001, respectively.

The following schedules indicate the scheduled maturities of the Company’s certificates of deposit by acquisition channel as of December 31, 2002 (in thousands):

Retail

December 31,
2002

Three months or less	$164,778
Over three through six months	95,444
Over six through twelve months	211,989
One to two years	371,736
Thereafter	480,539

Total	$1,324,486

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 11 – Deposit Accounts (continued)

National accounts

December 31,
2002

Three months or less	$102,656
Over three through six months	32,279
Over six through twelve months	135,945
One to two years	186,390
Thereafter	455,385

Total	$912,655

Municipal

December 31,
2002

Three months or less	$584,550
Over three through six months	115,751
Over six through twelve months	75,356
One to two years	30,089
Thereafter	1,919

Total	$807,665

Note 12 — FHLB Advances

The following indicates certain information related to the FHLB advances (in thousands):

	For the years ended December 31,
	2002	2001	2000

Maximum outstanding at any month end	$2,492,000	$2,319,093	$1,800,764
Average balance	2,179,060	2,076,400	1,541,184
Average interest rate	5.29%	5.63%	6.41%

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 12 — FHLB Advances (continued)

The Company has the authority and approval from the FHLB to utilize a total of $3.0 billion in collateralized borrowings. Advances at December 31, 2002, totaled $2.2 billion and carried a weighted rate of 5.29%. The following outlines the Company’s advance maturity dates as of December 31, 2002 (in millions):

2003	$450.0
2004	250.0
2005	520.0
2006	50.0
Thereafter	950.0

Total	$2,220.0

The remaining $2.0 million are daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Note 13 – Long Term Debt

Flagstar Trust

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

Flagstar Statutory Trust II

On December 19, 2002, the Company completed the sale of 1.0 million shares of preferred securities issued by Flagstar Statutory Trust II, a Connecticut trust and subsidiary of the Company. The securities pay interest at a rate equal to three-month LIBOR plus 3.25% per annum. The securities reprice quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until December 2007. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Interest Rate Swap

On December 19, 2002, the Company entered into an interest rate swap whereas the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 13 – Long Term Debt (continued)

LIBOR plus 3.25%. The swap matures in December 2007. The counterparty to the swap is a primary dealer. The interest rate swap is being accounted as a cash flow hedge in accordance with FASB 133.

Note 14 – Federal Income Taxes

The total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the years ended December 31,
	2002	2001	2000

Income from operations	$60,626	$45,927	$16,360
Cumulative effect of a change in accounting principle	10,078	—	—
Stockholders’ equity, for the tax benefit from stock-based compensation	(2,609)	5,460	—

	$68,095	$51,387	$16,360

Components of the provision for federal income taxes consists of the following (in thousands):

	For the years ended December 31,
	2002	2001	2000

Current provision/(benefit)	$82,409	$19,950	$26,317
Deferred provision/(benefit)	(21,783)	25,977	(9,957)

	$60,626	$45,927	$16,360

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the years ended December 31,
	2002	2001	2000

Provision at statutory federal income tax rate	$59,939	$45,103	$15,853
Increase (decrease) resulting from:
Amortization of deposit premium	—	226	452
Other, net	687	598	55

Provision at effective federal income tax rate	$60,626	$45,927	$16,360

Flagstar files a consolidated federal income tax return on a calendar year basis. Historically, the Company had determined its deduction for bad debts based on the reserve method in lieu of the specific charge-off method. Under the reserve method, the Company had established and maintained a reserve for bad debts against which actual loan losses are charged. As a qualifying thrift institution, the Company had calculated

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 14 – Federal Income Taxes (continued)

its addition to its bad debt reserve under either, (1) the “percentage of taxable income” method or (2) the “experience” method. The Company used the percentage of taxable income method in determining its bad debt reserve addition through its 1996 tax year.

The details of the net tax liability are as follows (in thousands):

	December 31,
	2002	2001

Deferred tax assets:
Book bad debt reserves	$22,558	$14,945
Delinquent interest	1,462	2,135
Purchase accounting valuation adjustments	33	159
Capitalized foreclosure costs	3,901	2,254
Mark-to-market adjustments on earning assets	13,681	—
Other	2,820	845

Total	44,455	20,338
Deferred tax liabilities:
Mark-to-market adjustment – forward commitments	(6,189)	—
Deferred fees	(3,150)	(2,674)
Tax bad debt reserves	(313)	(627)
Premises and equipment	(5,769)	(7,158)
Mortgage loan servicing rights	(80,765)	(58,961)
Mark-to-market adjustments on earning assets	—	(15,692)
Other	(1,337)	—

Total	(97,523)	(85,112)

Net deferred tax liability	(53,068)	(64,773)
Current payable	(20,514)	(12,811)

Net tax liability	$(73,582)	$(77,584)

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

Income taxes have been provided for the $4.9 million temporary difference between the allowance for losses and the increase in the bad debt reserve maintained for tax purposes since the 1987 base year. The Company began recapturing this difference in 1998 using a six-year recapture period. As of December 31, 2002, the Company had approximately $0.9 million in tax bad debt reserves yet to be recaptured.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 15 – Employee Benefits

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 6% of their annual compensation up to a maximum of $11,000 annually. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $5,500. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2002, 2001, and 2000 were approximately $3.1 million, $1.6 million, and $1.1 million, respectively. The Company may also make discretionary contributions to the plan; however, none has been made.

Note 16 – Contingencies

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

In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans and that allege inadequate disclosure, breach of contract, or violation of state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable rate loans, timely release of liens upon payoffs, the disclosure and imposition of various fees and charge, and the placing of collateral protection insurance.

While the Company has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 17 – Regulatory Capital Requirements

Flagstar Bank, fsb is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002 and 2001, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 17 – Regulatory Capital Requirements (continued)

as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized
					Under Prompt
					Corrective
			For Capital		Action
	Actual		Adequacy Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Tangible capital (to tangible assets)	$551,219	6.7%	$122,857	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	551,219	6.7%	245,715	3.0%	$409,524	5.0%
Tier I capital (to risk weighted assets)	551,219	11.0%	N/A	N/A	300,264	6.0%
Total capital (to risk weighted assets)	601,110	12.0%	400,344	8.0%	500,440	10.0%
As of December 31, 2001:
Tangible capital (to tangible assets)	$405,877	6.1%	$99,279	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	405,877	6.1%	198,559	3.0%	$330,931	5.0%
Tier I capital (to risk weighted assets)	405,877	10.4%	N/A	N/A	234,913	6.0%
Total capital (to risk weighted assets)	447,765	11.4%	313,209	8.0%	391,511	10.0%

Note 18 – Concentrations of Credit

Properties collateralizing loans receivable were geographically disbursed throughout the United States. As of December 31, 2002, approximately 19.1% of these properties are located in Michigan (measured by principal balance), and another 56.8% were located in the states of Arizona, New York, California, Wisconsin, Colorado, Ohio, Washington, Florida, Texas, Massachusetts, and Illinois. No other state contains more than 2% of the properties collateralizing these loans.

Note 19 – Fair Value of Financial Instruments

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

Note 19 – Fair Value of Financial Instruments (continued)

quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2002 and 2001. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

Loans receivable: This portfolio consists of mortgage loans available for sale and investment, collateralized commercial lines of credit, commercial real estate loans, builder development project loans, consumer credit obligations, and single-family home construction loans. Mortgage loans available for sale and investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans are valued based on the fair value of obligations with similar credit characteristics.

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

Financial instruments with off-balance-sheet risk: The fair value of financial futures contracts, forward delivery contracts and fixed-rate commitments to extend credit are based on current market prices.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 19 – Fair Value of Financial Instruments (continued)

The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,

	2002		2001
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$126,969	$126,969	$110,447	$110,447
Mortgage loans available for sale	3,302,212	3,372,210	2,746,791	2,761,711
Investment loans portfolio and MBS	4,037,792	4,212,710	3,170,499	3,282,667
FHLB stock	150,000	150,000	128,400	128,400
Other investments	11,766	11,766	7,949	7,949
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,329,083)	(1,333,346)	(1,134,537)	(1,134,537)
Certificates of deposit	(1,324,486)	(1,366,539)	(1,233,668)	(1,256,744)
Municipal deposits	(807,665)	(800,682)	(441,962)	(447,053)
Wholesale certificates of deposit	(912,655)	(912,358)	(797,935)	(807,126)
FHLB advances	(2,222,000)	(2,380,233)	(1,970,505)	(2,065,125)
Long Term Debt	(99,750)	(99,750)	(74,750)	(75,647)
Other liabilities	(54,373)	(54,373)	(54,373)	(57,960)
Off-balance sheet items:
Forward delivery contracts	—	(63,354)	—	(9,374)
Commitments to extend credit	—	8,781	—	33,305
Non-financial instruments:
Unrealized gains on mortgage
Servicing rights (see Note 10)	—	13,714	—	75,803

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 19 – Fair Value of Financial Instruments (continued)

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

	December 31,
	2002	2001

	(In millions)
Forward delivery contracts	$6,419	$2,628
Commitments to extend credit	7,299	3,130

All of the Company’s financial instruments with off-balance sheet risk expire within one year.

Financial Futures Contracts: There were no Treasury futures contracts entered into during the years ended December 31, 2002, and 2001. Gains or losses on futures transactions are recorded on the specific identification method in response to adjustments in the fair market value of the instruments.

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage-backed securities:

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 19 – Fair Value of Financial Instruments (continued)

Forward Delivery Contracts

	December 31,
	2002	2001

	(In millions)
Mortgage loan type:
Fixed	$6,417	$2,628
Balloon	2	—
Variable	—	—

Total	$6,419	$2,628

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

	December 31,
	2002	2001

	(In millions)
Single family mortgage	$7,206	$3,065
Other	93	65

Total	$7,299	$3,130

Fixed	$6,967	$2,504
Variable	332	626

Total	$7,299	$3,130

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 20 – Segment Information

The Company operations can be segmented into a mortgage banking and a retail banking operation. Following is a presentation of financial information by business for the period indicated.

	For the year ended December 31, 2002

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(In thousands)
Revenues	$157,101	$265,175	$—	$422,276
Earnings before income taxes	85,571	85,682	—	171,253
Depreciation and amortization	13,267	74,851	—	88,118
Capital expenditures	12,413	23,208	—	35,621
Identifiable assets	4,726,346	4,056,655	(579,299)	8,203,702
Intersegment income (expense)	9,252	(9,252)	—	—

	For the year ended December 31, 2001

	Retail	Mortgage
	Banking	Banking
	Operation	Operation	Eliminations	Combined

	(In thousands)
Revenues	$94,820	$231,954	$—	$326,774
Earnings before income taxes	41,588	87,279	—	128,867
Depreciation and amortization	4,470	61,239	—	65,709
Capital expenditures	8,064	44,672	—	52,736
Identifiable assets	3,255,673	4,021,207	(653,056)	6,623,824
Intersegment income (expense)	2,046	(2,046)	—	—

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 20 – Segment Information — (Continued)

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

Note 21 – Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2002 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$110,627		$3.79
Earnings from the cumulative effect of a change in accounting principle	18,716		0.64

Basic earnings	129,343	29,175	$4.43
Effect of options	—	1,756	(0.25)

Diluted earnings	$129,343	30,931	$4.18

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 21 – Earnings Per Share (continued)

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2001 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$82,940	27,723	$2.99
Effect of options	—	2,097	(0.21)

Diluted earnings	$82,940	29,820	$2.78

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2000 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$28,934	27,346	$1.06
Effect of options	—	313	(0.01)

Diluted earnings	$28,934	27,659	$1.05

Note 22 – Stock Option and Purchase Plans, and other Compensation Plans

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

No compensation has been recognized for the Option Plan. Had compensation costs for the Option Plan been determined based on the fair value of the options at the grant date consistent with the method of SFAS

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

No. 123, the Company’s earnings per share for the year ended December 31, 2002, 2001, and 2000 would have been as follows (in thousands, except per share data):

	2002	2001	2000

Net Earnings
As reported	$129,343	$82,940	$28,934
Pro forma	$127,854	$82,133	$28,616
Basic earnings per share
As reported	$4.43	$2.99	$1.06
Pro forma	$4.38	$2.96	$1.04
Diluted earnings per share
As reported	$4.18	$2.78	$1.05
Pro forma	$4.13	$2.75	$1.03

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: dividend yield of 1.60%; expected volatility of 44.29%, 50.08%, and 49.91%; a risk-free rate of 4.13%, 5.11%, and 6.23%; an expected life of 5.0 years; and a fair value per option of $9.13, $6.04, and $3.98.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

The following table summarizes the activity that occurred in the years ended December 31, 2002, 2001, 2000, 1999, 1998, and 1997:

	Weighted	Number
	Average	of
	Grant Price	Options

Options outstanding at January 1, 1997	$—	—
Granted	5.78	2,493,675
Canceled	5.78	(23,625)

Options outstanding at December 31, 1997	5.78	2,470,050
Granted	9.49	208,480
Canceled	5.78	(47,250)

Options outstanding at December 31, 1998	6.07	2,631,280
Granted	10.71	1,015,950
Exercised	5.85	(67,102)
Canceled	8.90	(22,270)

Options outstanding at December 31, 1999	7.38	3,557,858
Granted	4.13	1,109,025
Exercised	5.78	(34,875)
Returned	10.80	(708,525)
Canceled	9.73	(14,737)

Options outstanding at December 31, 2000	5.84	3,908,746
Granted	9.93	564,975
Exercised	5.95	(1,827,114)
Canceled	8.67	(40,275)

Options outstanding at December 31, 2001	$6.61	2,606,332
Granted	23.59	799,900
Exercised	6.33	(672,782)
Canceled	7.38	(14,468)

Options outstanding at December 31, 2002	$11.68	2,718,982

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2002:

		Weighted Average	Number
	Number of Options	Remaining	Exercisable at
	Outstanding at	Contractual	December 31,
Grant Price	December 31, 2002	Life (years)	2002

$3.51	236,194	7.50	46,420
3.92	674,697	5.00	165,913
5.78	76,500	1.34	76,500
6.40	116,867	7.06	15,617
8.64	18,295	5.05	18,295
9.55	23,700	5.70	23,700
9.73	180,000	8.06	—
10.03	363,937	6.57	10,125
10.59	220,692	6.49	97,198
10.64	1,800	6.39	1,800
12.13	7,200	6.13	7,200
21.13	5,400	0.33	5,400
23.61	793,700	7.66	—

	2,718,982		468,168

          Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2002, 2001 and 2000, respectively, the Company spent approximately $42,500, $19,000, and $27,000 on the Purchase Plan.

          Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Company’s Board of Directors. Each year they decide which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2002, all six members of the executive management team were included in the Incentive Plan. During 2002, the Company spent $3.3 million on the Incentive Plan.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

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

     Incentive Stock Plan

Under the 2001 Restricted Stock Plan (“Stock Plan”), participants are issued common shares of the Company stock as compensation. The Company incurred expenses of approximately $1.0 million and $618,000 on the Stock Plan, during 2002 and 2001, respectively. The Stock Plan was approved by the Company’s Board of Directors on June 19, 2000.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2002, 2001, and 2000 (in thousands, except earnings per share data)(certain per share results have been adjusted to conform the 2002 presentation):

	2002
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$112,963	$113,175	$109,152	$114,821
Interest expense	68,544	67,050	62,622	65,663

Net interest income	44,419	46,125	46,530	49,158
Provision for losses	10,118	6,868	3,589	8,174

Net interest income after provision for losses	34,301	39,257	42,941	40,984
Loan administration	(9,773)	(793)	5,508	780
Net gain on loan sales	75,503	42,791	25,117	50,824
Net gain on MSR sales	710	2,935	10,179	650
Other non-interest income	12,054	7,262	5,840	6,457
Non-interest expense	62,929	50,305	48,772	60,268

Earnings before tax provision and cumulative effect of a change in accounting principle	49,866	41,147	40,813	39,427
Provision for federal income taxes	17,800	14,527	14,395	13,904
Earnings before a cumulative effect of a change in accounting principle	32,066	26,620	26,418	25,523
Cumulative effect of a change in accounting principle	—	18,716	—	—

Net earnings	$32,066	$45,336	$26,418	$25,523

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Quarterly Financial Data (Unaudited) (continued)

	2002
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Earnings per share before cumulative effect of a change in accounting principle
Basic	$1.09	$0.91	$0.90	$0.89
Diluted	$1.03	$0.87	$0.85	$0.83
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	$0.64	—	—
Diluted	—	$0.60	—	—

Net earnings per share — Basic	$1.09	$1.55	$0.90	$0.89
Net earnings per share — Diluted	$1.03	$1.47	$0.85	$0.83

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Quarterly Financial Data (Unaudited) (continued)

	2001
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$109,899	$108,233	$108,564	$112,075
Interest expense	74,683	79,121	84,476	86,761

Net interest income	35,216	29,112	24,088	25,314
Provision for losses	18,120	3,086	6,011	5,980

Net interest income after provision for losses	17,096	26,026	18,077	19,334
Loan administration	(5,501)	(4,244)	(5,776)	581
Net gain on loan sales	73,846	48,506	48,978	28,028
Net gain on MSR sales	324	737	(258)	1,428
Other non-interest income	7,233	7,800	6,663	4,699
Non-interest expense	48,345	40,555	40,498	35,312

Earnings before income taxes	44,653	38,270	27,186	18,758
Provision for federal income taxes	15,673	13,703	9,690	6,861

Net earnings	$28,980	$24,567	$17,496	$11,897

Basic earnings per share	$1.01	$0.89	$0.64	$0.45

Diluted earnings per share	$0.95	$0.82	$0.60	$0.41

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Quarterly Financial Data (Unaudited) (continued)

	2000
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income	$105,897	$104,424	$95,378	$75,936
Interest expense	81,640	79,784	71,992	56,710

Net interest income	24,247	24,640	23,386	19,226
Provision for losses	2,258	2,400	4,352	1,566

Net interest income after provision for losses	21,999	22,240	19,034	17,660
Loan administration	3,303	3,530	4,476	4,444
Net gain on loan sales	12,232	4,170	3,345	2,183
Net gain on MSR sales	3,323	5,335	5,596	320
Other non-interest income	126	4,471	3,692	4,807
Non-interest expense	29,216	25,638	22,686	23,452

Earnings before income taxes	11,767	14,108	13,457	5,962
Provision for federal income taxes	4,237	5,088	4,840	2,195

Net earnings	$7,530	$9,020	$8,617	$3,767

Basic earnings per share	$0.28	$0.34	$0.31	$0.13

Diluted earnings per share	$0.28	$0.33	$0.31	$0.13

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 24 – Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Financial Condition
(in thousands)

	December 31,
	2002	2001

Assets
Cash and cash equivalents	$3,353	$4,367
Investment in subsidiaries	516,473	357,949
Deferred tax benefit	1,158	7,813
Other assets	3,790	2,508

Total assets	$524,774	$372,637

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$102,836	$77,062

Total interest paying liabilities	102,836	77,062
Other liabilities	2,992	4,087

Total liabilities	105,828	81,149
Stockholders’ Equity
Common stock	296	191
Additional paid in capital	29,443	22,049
Retained earnings	389,207	269,248

Total stockholders’ equity	418,946	291,488

Total liabilities and stockholders’ equity	$524,774	$372,637

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 24 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Earnings
(in thousands)

	For the years ended December 31,
	2002	2001	2000

Income
Dividends from subsidiaries	$6,000	$8,000	$23,379
Interest	234	220	220

Total	6,234	8,220	23,599
Expenses
Interest	7,353	7,321	7,321
General and administrative	809	1,459	591

Total	8,162	8,780	7,912

Earnings before undistributed earnings of subsidiaries	(1,928)	(560)	15,687
Equity in undistributed earnings of subsidiaries	128,503	80,505	10,287

Earnings before federal income tax benefit	126,575	79,945	25,974
Federal income tax benefit	(2,768)	(2,995)	(2,960)

Net earnings	$129,343	$82,940	$28,934

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 24 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2002	2001	2000

Operating Activities
Net earnings	$129,343	$82,940	$28,934
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(128,503)	(80,505)	(10,287)
Change in other assets	(723)	227	9
Provision for deferred tax benefit	6,655	(2,995)	(2,960)
Change in other liabilities	(1,095)	4,053	(63)

Net cash provided by operating activities	5,677	3,720	15,633
Investing Activities
Net change in other investments	(561)	—	—
Net change in investment in subsidiaries	(30,019)	(11,576)	(1,092)

Net cash used in investment activities	(30,580)	(11,576)	(1,092)
Cash Flows From Financing Activities
Provides from the issuance of junior subordinated debentures	25,774	—	—
Net proceeds from common stock issued	—	417	—
Proceeds from exercise of stock options	4,890	10,869	212
Tax benefit from stock options exercised	2,609	5,460	—
Common stock repurchased	—	—	(13,155)
Dividends paid	(9,384)	(5,029)	(4,875)

Net cash provided by (used in) financing activities	23,889	11,717	(17,818)

Net (decrease) increase in cash and cash equivalents	(1,014)	3,862	(3,277)
Cash and cash equivalents at beginning of period	4,367	505	3,782

Cash and cash equivalents at end of period	$3,353	$4,367	$505

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned “Proposal 1 – Election of Directors” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. Reference is also made to the information appearing in Part I – “Executive Officers,” which is incorporated herein by reference.

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

ITEM 14.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and, therefore, no corrective actions were taken.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.	The following consolidated financial statements of the Company are included in this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2002 and 2001
Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instructions, the required information is contained elsewhere in this Form 10-K, or the schedules are inapplicable and, therefore, have been omitted.

10.1*	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2*	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3*	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
21.	Subsidiaries of the Registrant (filed herewith)

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

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND

Mark T. Hammond
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.

SIGNATURE		TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer

By:	/s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Vice President and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, Jr.	Executive Vice President and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ DAVID JOHNSON David Johnson	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director

By:	/s/ DAVID V. JOHNSON David V. Johnson	Director

By:	/s/ JOHN R. KERSTEN John R. Kersten	Director

SECTION 302 CERTIFICATION

I, Mark T. Hammond certify that:

1)	I have reviewed this annual report on Form 10-K of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARK T. HAMMOND

Signature

President and Chief Executive Officer

Title

Date: March 31, 2003

SECTION 302 CERTIFICATION

I, Michael W. Carrie certify that:

1)	I have reviewed this annual report on Form 10-K of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL W. CARRIE

Signature

Executive Director, Treasurer and
Chief Financial Officer

Title

Date: March 31, 2003

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

1	The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2002 and 2001
Consolidated Statements of Earnings for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements
10.1*	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2*	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3*	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
99.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
99.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551