Form 10-Q
period 2003-03-31
FLAGSTAR BANCORP INC
filed 2003-05-09
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One ☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days.   Yes    X      No         .

As of April 24, 2003, 29,698,640 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — March 31, 2003 (unaudited) and December 31, 2002.

Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2003 and 2002.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2003 and 2002.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
Assets	2003	2002

	(unaudited)
Cash and cash equivalents	$119,571	$126,969
Mortgage-backed securities	41,210	39,110
Investment portfolio	13,021	11,766
Mortgage loans available for sale	4,357,802	3,302,212
Loans held for investment	4,274,196	3,998,682
Less: allowance for losses	(50,000)	(50,000)

Investment loan portfolio, net	4,224,196	3,948,682
Federal Home Loan Bank stock	150,000	150,000

Total earning assets	8,786,229	7,451,770
Accrued interest receivable	48,424	43,279
Repossessed assets	46,512	45,094
Premises and equipment	153,815	149,630
Mortgage servicing rights	181,606	230,756
Other assets	170,564	156,204

Total assets	$9,506,721	$8,203,702

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$5,178,967	$4,373,889
Federal Home Loan Bank advances	2,364,597	2,222,000
Long term debt	149,750	99,750

Total interest bearing liabilities	7,693,314	6,695,639
Accrued interest payable	17,002	16,850
Undisbursed payments on loans serviced for others	794,037	595,206
Escrow accounts	203,696	148,194
Liability for checks issued	145,497	124,293
Federal income taxes payable	65,928	73,582
Other liabilities	129,364	130,992

Total liabilities	9,048,838	7,784,756
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized; 59,332,322 and 59,189,254 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	594	592
Additional paid in capital	29,721	29,147
Retained earnings	427,568	389,207

Total stockholders’ equity	457,883	418,946

Total liabilities and stockholders’ equity	$9,506,721	$8,203,702

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended March 31,
	2003	2002

	(unaudited)
Interest Income
Loans	$121,235	$112,426
Other	3,557	2,395

Total	124,792	114,821
Interest Expense
Deposits	33,895	33,319
FHLB advances	28,454	27,882
Other	8,889	4,462

Total	71,238	65,663

Net interest income	53,554	49,158
Provision for losses	9,541	8,174

Net interest income after provision for losses	44,013	40,984
Non-Interest Income
Loan administration	(25,609)	780
Net gain on loan sales	90,901	50,824
Net gain on sales of mortgage servicing rights	1,261	650
Other fees and charges	10,678	6,457

Total	77,231	58,711
Non-Interest Expense
Compensation and benefits	24,915	33,487
Occupancy and equipment	16,109	12,352
General and administrative	16,547	14,429

Total	57,571	60,268

Earnings before federal income taxes	63,673	39,427
Provision for federal income taxes	22,346	13,904

Net Earnings	$41,327	$25,523

Net earnings per share — basic	$0.70	$0.45
Net earnings per share — diluted	$0.66	$0.42

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the quarter ended
	March 31,
	2003	2002

Operating Activities
Net earnings	$41,327	$25,523
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	9,541	8,174
Depreciation and amortization	55,372	18,360
Net gain on the sale of assets	(882)	(545)
Net gain on loan sales	(90,901)	(50,824)
Net gain on sales of mortgage servicing rights	(1,261)	(650)
Proceeds from sales of loans available for sale	13,972,870	9,068,003
Originations and repurchases of loans available for sale, net of principal repayments	(15,717,137)	(9,277,682)
Increase in accrued interest receivable	(5,145)	(2,339)
(Increase) decrease in other assets	(14,362)	16,964
Increase (decrease) in accrued interest payable	152	(2,850)
Increase in the liability for checks issued	21,204	35,822
Increase (decrease) in current federal income taxes payable	14,129	(64,073)
(Benefit) provision of deferred federal income taxes payable	(21,783)	25,977
(Decrease) increase in other liabilities	(1,627)	1,992

Net cash used in operating activities	(1,738,503)	(198,148)
Investing Activities
Purchase of other investments	(1,255)	(820)
Investment in mortgage backed securities	(2,099)	—
Origination of loans held for investment, net of principal repayments	483,808	461,508
Proceeds from the disposition of repossessed assets	10,179	7,548
Acquisitions of premises and equipment	(11,746)	(9,935)
Proceeds from the disposition of premises and equipment	10	13
Increase in mortgage servicing rights	(117,510)	(107,074)
Proceeds from the sale of mortgage servicing rights	120,102	108,952

Net cash provided by investing activities	481,489	460,192
Financing Activities
Net increase (decrease) in deposit accounts	805,077	(227,248)
Issuance of junior subordinated debt	50,000	—
Net increase in Federal Home Loan Bank advances	142,597	4,495
Net disbursement of payments of loans serviced for others	198,831	(57,400)
Net receipt of escrow payments	55,502	36,391
Proceeds from the exercise of common stock options	576	1,564
Dividends paid to stockholders	(2,967)	(1,343)

Net cash provided by (used in) financing activities	1,249,616	(243,541)

Net (decrease) increase in cash and cash equivalents	(7,398)	18,503
Beginning cash and cash equivalents	126,969	110,447

Ending cash and cash equivalents	$119,571	$128,950

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$20,257	$17,746

Total interest payments made on deposits and other borrowings	$71,085	$62,812

Federal income taxes paid	$29,970	$52,000

Loans held for sale transferred to loans held for investment	$779,578	$322,111

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1.      Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $9.5 billion in assets at March 31, 2003, Flagstar is the largest savings institution and 2nd largest banking institution headquartered in Michigan.

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

Note 2.     Basis of Presentation

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 3.     Stock-Based Compensation

We have two stock incentive plans, the 1997 Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we continue to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2003 and 2002:

	For the quarter
	Ended March 31,
	2003	2002

Net Earnings	$41,327	$25,523
Stock-based compensation expense	(1,190)	(622)
Tax effect	417	218

Pro forma net earnings	$40,544	$25,119

Average common shares outstanding	59,250	57,634
Net earnings per share — basic	$0.70	$0.45
Pro forma earnings per share — basic	$0.68	$0.45
Average common share equivalents outstanding	62,618	61,186
Net earnings per share — diluted	$0.66	$0.42
Pro forma earnings per share — diluted	$0.65	$0.41

In addition, during the three months ended March 31, 2003 and 2002, we recognized compensation expense of $357 thousand ($232 thousand, net of taxes) and $154 thousand ($100 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 4.     Significant Events

1.	On May 3, 2002, the Company announced a 3 for 2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

2.	On March 20, 2003, Flagstar Capital Corporation (“Capital”) announced that on June 30, 2003 it would redeem all of its 8.50% Series A Preferred stock.

3.	On April 23, 2003, the Company announced a 2 for 1 split of its common stock. The split is to be completed on May 15, 2003. All share information on the financial statements of the Company has been adjusted accordingly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the quarter ended
	March 31, 2003	March 31, 2002

Return on average assets	1.86%	1.55%
Return on average equity	37.82%	33.58%
Efficiency ratio	44.02%	55.87%
Equity/assets ratio (average for the period)	4.92%	4.60%
Mortgage loans originated or purchased	$15,062,099	$9,262,184
Mortgage loans sold	$13,253,246	$8,944,320
Interest rate spread	2.55%	3.10%
Net interest margin	2.69%	3.25%
Average common shares outstanding (2)	59,250	57,634
Average fully diluted shares outstanding (2)	62,618	61,186
Charge-offs to average investment loans	1.16%	0.65%

	March 31, 2003	December 31, 2002	March 31, 2002

Equity-to-assets ratio	4.82%	5.11%	4.95%
Tangible capital ratio (1)	6.79%	6.73%	6.70%
Core capital ratio (1)	6.79%	6.73%	6.70%
Risk-based capital ratio (1)	11.44%	11.01%	11.47%
Total risk-based capital ratio (1)	12.33%	12.01%	12.45%
Book value per share (2)	$7.72	$7.08	$5.48
Number of common shares outstanding (2)	59,332	59,190	57,936
Mortgage loans serviced for others	$22,336,428	$21,586,797	$15,249,763
Value of mortgage servicing rights	0.81%	1.07%	1.02%
Allowance for losses to non performing loans	61.5%	61.3%	50.8%
Allowance for losses to total investment loans	1.17%	1.25%	1.49%
Non performing assets to total assets	1.34%	1.54%	2.08%
Number of bank branches	91	87	74
Number of loan origination centers	101	92	73
Number of correspondent offices	14	14	15
Number of employees	3,777	3,588	3,071

(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2) All share data has been adjusted to reflect a 3 for 2 stock dividend declared on May 3, 2002 and issued on May 31, 2002 and a 2 for 1 stock dividend declared on April 23, 2003 and to be issued on May 15, 2003.

Results of Operations

Net Earnings

During three month period ended March 31, 2003, the Company recorded record net earnings from recurring operations due to the interest rate environment prevalent in 2003. The lower and falling interest rates experienced in 2003 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has benefited from the widening yield curve and the downward repricing of higher cost deposits.

Net earnings from recurring operations for the three months ended March 31, 2003 were $41.3 million ($0.66 per share-diluted), a $15.8 million increase from the $25.5 million ($0.42 per share-diluted) reported in 2002. The increase resulted from a $4.4 million increase in net interest income, a $18.5 million increase in other income, and a $2.7 million decrease in operating expenses which was offset by a $8.4 million increase in the provision for federal income taxes and a $1.4 million increase in the provision for losses.

Segment reporting

Retail banking operation

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At March 31, 2003, the Bank operated a network of 91 banking centers. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources.

In each successive period, the retail banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During 2002, revenues increased 65.7%, while pre-tax earnings increased 105.8%. Additionally, identifiable assets associated with the operation increased 42.4% in 2002. This increase is tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. During 2002, the Company opened 16 banking centers. During 2003, the Company has plans to open an additional 16 banking centers. During the first quarter 4 banking centers were opened.

We do not expect that we will have an immediate increase in retail deposits by opening these new locations. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At March 31, 2003, the Company operated 34 banking centers under its in-store program. Thirty-one of these banking centers are located in Wal-Mart superstores. While 13 of the in-store branches were located in Indiana, 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed in operation in June 2000. The Company expects to open three more Wal-Mart facilities, two more in 2003.

Fifty-three of the Company’s retail banking centers were opened within the past three years. The 12 banking centers in Indiana were all opened under the Wal-Mart in-store program in the past three years. The Wal-Mart banking centers had an average deposit portfolio of only $10.5 million compared with the Company average of $31.2 million. Of the 91 branches, 28 branches had deposits of less than $10.0 million.

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

Despite the Company’s growing retail banking operation and the large number of banking centers that are not mature, the retail banking operation was responsible for 34.1% of revenues and 39.2% of pre-tax earnings during the three months ended March 31, 2003. During 2002, the retail banking operation produced 50.0% of pre-tax earnings.

Mortgage banking operation

Flagstar’s mortgage banking activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 101 loan origination centers in 21 states. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts mortgage lending operations nationwide. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

The mortgage banking operation is a much more volatile source of earnings. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The Company has continued to expand its operations The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2003 and 2002, revenues increased 14.3% and 163.6%, respectively, while pre-tax earnings decreased 1.8% and increased 1,359.5%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

The following tables present certain financial information concerning the results of operations of Flagstar’s retail banking and mortgage banking operation.

	Retail Banking Operation		Mortgage Banking Operation

	At or for the three months ended		At or for the three months ended
	March 31,		March 31,
	2003	2002	2003	2002

	( In thousands )
Revenues	$44,585	$34,375	$86,200	$73,494
Earnings before taxes	24,970	20,338	38,703	19,089
Identifiable assets	5,560,443	3,106,109	4,958,280	3,984,515

Net Interest Income

Net interest income continues to rise and in this quarter increased $4.4 million, or 8.9%, to $53.6 million for the three months ended March 31, 2003. This level of interest income compares positively to the $49.2 million recorded for the 2002 period. This increase in net interest income was created by a $10.0 million increase in interest revenue offset by a $5.6 increase in interest expense.

For the first three months of this year, the Company’s paying liabilities have matured and or repriced at a faster pace than the Company’s earning assets. In this same period that the Company increased the average earning asset base by over $773.9 million, the Company only registered a small increase in interest income. The Company also raised $771.9 million in liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a substantially discounted rate compared to the liabilities used in the 2002 period.

These pricing adjustments are best shown by the decreased spread reported during the current period when compared to the first quarter of 2002. Earning assets as a whole repriced down 130 basis points while the liabilities repriced down 75 basis points on a like period comparison. These decreases were reflected in the decrease in the Company’s net interest margin of 56 basis points to 2.69% for the three months ended March 31, 2003 from 3.25% for the comparable 2002 period.

On a sequential quarter basis, the Company reported a 28 basis point increase in the interest rate spread and 27 basis point increase in the interest margin. The Company reported a $9.1 million, or 20.6% increase in net interest income during the current period versus the fourth quarter of 2002.

AVERAGE YIELDS EARNED AND RATES PAID

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

	Quarter ended March 31,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:	( in thousands )
Loans receivable, net	$7,640,659	$121,235	6.43%	$5,877,257	$112,426	7.76%
FHLB stock	150,000	2,219	6.00	128,400	1,900	6.00
Other	270,312	1,338	2.01	135,211	495	1.48

Total interest-earning assets	8,060,971	$124,792	6.28%	6,140,868	$114,821	7.58%
Other assets	813,099			464,353

Total assets	$8,874,070			$6,605,221

Interest-bearing liabilities:
Deposits	$4,973,298	$33,895	2.76%	$3,748,504	$33,319	3.60%
FHLB advances	2,206,651	28,455	5.23	1,979,673	27,882	5.71
Other	571,424	8,888	6.31	219,250	4,462	8.25

Total interest-bearing liabilities	7,751,373	$71,238	3.73%	5,947,427	$65,663	4.48%
Other liabilities	685,659			353,740
Stockholders equity	437,038			304,054

Total liabilities and stockholders equity	$8,874,070			$6,605,221

Net interest-earning assets	$309,598			$193,441

Net interest income		$53,554			$49,158

Interest rate spread			2.55%			3.10%

Net interest margin			2.69%			3.25%

Ratio of average interest- Earning assets to Interest-bearing liabilities			104%			103%

RATE/VOLUME ANALYSIS

The following table present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities which are presented above. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial volume constant).

	Quarter ended March 31,

	2003 versus 2002
	Increase (Decrease) due to:
	Rate	Volume	Total

Interest Income:		(in thousands)
Loans receivable, net	$(25,405)	$34,214	$8,809
FHLB stock	—	319	319
Other	358	485	843

Total	$(25,047)	$35,018	$9,971
Interest Expense:
Deposits	$(10,394)	$10,970	$576
FHLB advances	(2,650)	3,223	573
Other	(2,774)	7,200	4,426

Total	$(15,818)	$21,393	$5,575

Net change in net interest income	$(9,229)	$13,625	$4,396

Provision for Losses

The provision for losses was increased to $9.5 million for the three months ended March 31, 2003 from $8.2 million during the same period in 2002. The provision for losses in the 2003 period included only charge-offs recorded during the respective period. In the 2002 period, the Company increased the allowance for loan losses by $3.0 million. Net charge-offs were an annualized 1.16% and 0.65% of average investment loans outstanding during the three months ended March 31, 2003 and March 31, 2002, respectively.

The current allowance was not increased during the three months ended March 31, 2003. It is management’s belief that the current reserves are adequate to offset the inherent risk associated with the Company’s investment loan portfolio. The investment loan portfolio increased $275.5 million, or 7.0%, during the three month period ended March 31, 2003. The allowance, which totals $50.0 million, is 1.17% of the investment loan portfolio and 61.5% of non-performing loans.

Non-Interest Income

During the three months ended March 31, 2003, non-interest income increased $18.5 million to $77.2 million from $58.7 million. This increase was primarily attributable to an increase in net gain on loan sales and other fees and charges, offset by an increase in the amount of MSR amortization.

Loan Administration

Net loan administration fee income decreased to a negative $25.6 million during the three months ended March 31, 2003, from $0.8 million in the 2002 period. This $26.4 million decrease was the result of the $35.4 million increase in the amortization of the mortgage servicing rights (“MSR”). This amortization increase was recorded to adjust for the increased prepayment on the underlying mortgage loans serviced for others. Loan amortization or prepayment was $2.1 billion during the three months ended March 31, 2003 versus $294.1 million during the three months ended March 31, 2002. Fee income before the amortization of servicing rights actually increased $9.0 million for the three months ended March 31, 2003, to $22.2 million compared to the $13.2 million recorded in the 2002 period. This increase in the gross fee income was the result of a larger portfolio of serviced loans during the 2003 period.

At March 31, 2003, the unpaid principal balance of loans serviced for others is $22.3 billion versus $21.6 billion serviced at December 31, 2002, and $15.2 billion serviced at March 31, 2002. The weighted average servicing fee on loans serviced for others at March 31, 2003 was 0.343% (i.e., 34.3 basis points). The weighted average age of the loans serviced for others portfolio at March 31, 2003 was 7 months old.

Net Gain on Loan Sales

For the three months ended March 31, 2003, net gain on loan sales increased $40.1 million, to $90.9 million, from $50.8 million in the 2002 period. The 2003 period reflects the sale of $13.3 billion in loans versus $8.9 billion sold in the 2002 period. The lower interest rate environment in the 2003 period resulted in a higher mortgage loan origination volume ($15.1 billion in the 2003 period vs. $9.3 billion in the 2002 period) and a smaller or narrower gain on sale spread (63 basis points in the 2003 period versus 57 basis points in the 2002 period) recorded when the loans were sold.

Net Gain on the Sale of Mortgage Servicing Rights

For the three months ended March 31, 2003, the net gain on the sale of mortgage servicing rights increased from $650,000 during the 2002 period to $1.3 million. The gain on sale of mortgage servicing rights increased because the Company sold $10.4 billion of MSR during the 2003 period versus $7.6 billion during the 2002 period. The Company sold a $4.9 billion bulk servicing package in the 2003 period versus a $5.2 billion package in the 2002 period. During 2003, the Company sold $5.1 billion of newly originated servicing rights on a flow basis and $428.8 million of loans on a servicing released basis. During 2002, the Company sold $2.2 billion of newly originated servicing rights on a flow basis and $234.5 million of loans on a servicing released basis.

Other Fees and Charges

During the three months ended March 31, 2003, the Company recorded $10.7 million in other fees and charges. In the comparable 2002 period, the Company recorded $6.5 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed, the amount of earnings recorded in certain subsidiaries, and the collection of any miscellaneous fees.

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

	Three months ended March 31,
	2003	2002

	( in thousands )
Compensation and benefits	$39,661	$33,487
Commissions	41,945	21,844
Occupancy and equipment	16,109	12,352
Advertising	3,245	1,862
Federal insurance premium	569	162
General and administrative	15,717	12,329

Total	117,246	82,036
Less: capitalized direct costs of loan closings	(59,675)	(21,768)

Total, net	$57,571	$60,268

Efficiency ratio	44.02%	55.87%

The following are the major changes affecting the quarterly income statement:

•	The retail banking operation conducted business from 17 more facilities at March 31, 2003 than at March 31, 2002.

•	The Company conducted business from 28 more retail loan origination offices at March 31, 2003 than at March 31, 2002.

•	The mortgage banking operation originated $15.1 billion in residential mortgage loans during the 2003 quarter versus $9.3 billion in the comparable 2002 quarter.

•	The Company employed 2,865 salaried employees at March 31, 2003 versus 2,441 salaried employees at March 31, 2002.

•	The Company employed 119 full-time national account executives at March 31, 2003 versus 100 at March 31, 2002.

•	The Company employed 793 full-time retail loan originators at March 31, 2003 versus 530 at March 31, 2002.

Non-Interest Expense (continued)

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $35.2 million to $117.2 million during the three months ended March 31, 2003, from $82.0 million for the comparable 2002 period. This large increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $6.2 million is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $20.1 million is the direct result of the increased mortgage loan originations during the period. During the 2003 period commissions were 27.8 basis points of loan originations versus 23.6 basis points during the 2002 period.

The majority of the $3.7 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion and the equipment required to accommodate the increased staff.

The increase in general and administrative expense is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period.

During the three months ended March 31, 2003, the Company capitalized direct loan origination costs of $59.7 million, an increase of $37.9 million from $21.8 million for the comparable 2002 period. The 2003 deferral equates to a capitalization of $566 per loan versus $356 per loan in the 2002 period.

Financial Condition

Assets

The Company’s assets totaled $9.5 billion at March 31, 2003, an increase of $1.3 billion, or 15.9%, as compared to $8.2 billion at December 31, 2002. This increase was primarily due to an increase in earning assets at March 31, 2003, but encompassed increases in the majority of asset categories.

Cash and cash equivalents

Cash and cash equivalents decreased from $127.0 million at December 31, 2002 to $119.6 million at March 31, 2003.

Mortgage-backed securities

Mortgage-backed securities increased from $39.1 million at December 31, 2002 to $41.2 million at March 31, 2003. The slight increase was attributed to the completion of the original delivery scheduled for December 2002. There were no additions to the portfolio in February or March. This portfolio includes loans originated by the Company and securitized for credit enhancement reasons.

Investment portfolio

The Company’s investment portfolio increased from $11.8 million at December 31, 2002 to $13.0 million at March 31, 2003. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and reinvestments made by non-bank subsidiaries.

Loans available for sale

Mortgage loans available for sale increased $1.1 billion, or 33.3%, to $4.4 billion at March 31, 2003, from $3.3 billion at December 31, 2002. This increase is primarily attributable to the record amount of loan production originated during the first quarter. At March 31, 2003, the majority of these loans were originated within the two weeks prior to the end of the quarter.

Investment loan portfolio, net

The investment loan portfolio, net at March 31, 2003 increased $0.3 million from December 31, 2002. The increase included a $299.7 million increase in mortgage loans, a $27.7 million increase in consumer loans, a $7.0 million increase in commercial real estate loans, and a $1.7 million increase in commercial loans, offset by a $23.1 million decrease in second mortgage loans and a $33.8 million decrease in warehouse loans.

Loans held for investment:	March 31, 2003	December 31, 2002	March 31, 2002

Single family mortgage	$2,892,742	$2,593,005	$2,141,996
Second mortgage	191,253	214,485	233,050
Construction	51,032	54,650	48,367
Commercial real estate	452,295	445,270	350,342
Warehouse	525,080	558,781	168,561
Commercial	9,377	7,706	10,833
Consumer	152,417	124,785	70,207

Total	$4,274,196	$3,998,682	$3,013,356

Allowance for losses

The allowance for losses totaled $50.0 million at March 31, 2003 and December 31, 2002. The allowance for losses as a percentage of non-performing loans was 61.5% and 61.3% at March 31, 2003 and December 31, 2002, respectively. The Company’s non-performing loans totaled $81.3 million and $81.6 million at March 31, 2003 and December 31, 2002, respectively. The allowance for losses as a percentage of investment loans was 1.17% and 1.25% at March 31, 2003 and December 31, 2002, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment.

FHLB stock

Holdings of FHLB stock remained at $150.0 million at December 31, 2002 and March 31, 2003. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

Accrued interest receivable

Accrued interest receivable increased from $43.3 million at December 31, 2002 to $48.4 million at March 31, 2003 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

Repossessed assets

Repossessed assets increased from $45.1 million at December 31, 2002 to $46.5 million at March 31, 2003. This increase was caused by a greater amount of loans in a foreclosed status which are yet to be sold.

Mortgage servicing rights

Mortgage servicing rights totaled $181.6 million at March 31, 2003, a decrease of $49.2 million from $230.8 million reported at December 31, 2002. During the three months ended March 31, 2003, the Company capitalized $117.5 million, amortized $47.8 million, and sold $118.8 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $22.3 billion at March 31, 2003 versus $21.6 billion at December 31, 2002. The capitalized value of the mortgage servicing rights was 0.81% and 1.07% at March 31, 2003 and December 31, 2002, respectively.

Activity of Mortgage Loans Serviced for Others( in thousands):

	Three months ended	Three months ended
	March 31, 2003	March 31, 2002

Beginning balance	$21,586,797	$14,222,802
Loans sold	13,253,246	8,944,320

Subtotal	34,840,043	23,167,122
Loans sold servicing released	428,775	234,535
Servicing sold (flow basis)	5,112,120	2,210,712
Servicing sold (bulk basis)	4,855,925	5,178,061

Subtotal	10,396,820	7,623,308
Amortization	2,106,795	294,051

Ending balance	$22,336,428	$15,249,763

Other assets

Other assets increased $14.4 million, or 9.2%, to $170.6 million at March 31, 2003, from $156.2 million at December 31, 2002. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the three months ended March 31, 2003. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.2 billion, or 15.4%, to $9.0 billion at March 31, 2003, from $7.8 billion at December 31, 2002. The majority of this increase was found in the Company’s interest bearing liabilities.

Deposit accounts

The Company’s deposit liabilities increased $0.8 billion during the three months ended March 31, 2003.

Retail deposit accounts increased $0.1 billion, or 3.7%, to $2.8 billion at March 31, 2003, from $2.7 billion at December 31, 2002. This increase reflects the deposit growth strategy being implemented in the Company’s banking center network. The number of banking centers increased from 87 at December 31, 2002 to 91 at March 31, 2003. At March 31, 2003, the Company’s retail certificates of deposit totaled $1.4 billion, or 50.0% of total retail deposits. These certificates carry an average balance of $21,811 and a weighted average cost of 3.65%.

National accounts include certificates of deposit relationships garnered through the Company’s national marketing of its rates and terms. The balances in this category of deposits totaled $1.2 billion, an increase of $0.3 billion or 33.3%, from $0.9 billion at December 31, 2002. This increase reflects the Company’s strategy to increase the use of these deposit relationships to garner deposit liabilities with a longer duration. This portfolio had a weighted cost of 3.36% and a weighted remaining term of 33 months. These deposits totaled 23.5% of total deposits.

Public Unit deposits include both savings and certificates of deposit relationships garnered from local municipal or government agencies. The balances in this category of deposits totaled $1.1 billion, an increase of $0.2 billion or 22.2%, from $0.9 billion at December 31, 2002. This increase reflects the Company’s strategy to increase the use of these deposit relationships to fund the Company’s warehouse of for sale loans. These deposits have a duration which matches the warehouse loans very well. This portfolio had a weighted cost of 1.81% and a weighted remaining term of 2.3 months. These deposits totaled 21.6% of total deposits.

	March 31, 2003			December 31, 2002
	Balance	Rate	%	Balance	Rate	%

Retail demand deposits	$360,770	1.17%	6.97%	$401,517	1.29%	9.18%
Retail savings deposits	342,966	1.72	6.62	352,155	1.72	8.05
Retail money market deposits	761,659	2.52	14.71	575,411	2.71	13.15
Retail certificates of deposits	1,377,960	3.65	26.60	1,324,486	3.81	30.28
National accounts	1,214,930	3.36	23.46	912,655	3.91	20.87
Public unit	1,120,682	1.81	21.64	807,665	2.00	18.47

Total deposits	$5,178,967	2.72%	100.00%	$4,373,889	2.95%	100.00%

FHLB advances

FHLB advances increased $0.2 billion, or 9.1%, to $2.4 billion at March 31, 2003, from $2.2 billion at December 31, 2002. The Company has historically relied upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The Company has moved toward renewing all of its maturing advances into medium term debt which better lines up as funding for the Company’s held for investment portfolio.

Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public in an initial public offering. The securities were issued by the Company’s subsidiary, Flagstar Trust, a Delaware trust.

On December 19, 2002, the Company issued $25.0 million of preferred securities through a privately issued pooled transaction. These securities have an effective cost for the first five years of 6.88%. The securities were issued by the Company’s subsidiary, Flagstar Statutory Trust II, a Connecticut trust.

On February 19, 2003, the Company issued $25.0 million of preferred securities through a privately issued pooled transaction. These securities have an effective cost for the first five years of 6.55%. The securities were issued by the Company’s subsidiary, Flagstar Statutory Trust III, a Delaware trust.

On March 19, 2003, the Company issued $25.0 million of preferred securities through a privately issued pooled transaction. These securities have an effective cost for the first five years of 6.75%. The securities were issued by the Company’s subsidiary, Flagstar Statutory Trust IV, a Delaware trust.

The preferred securities mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from these offerings were contributed to Flagstar Bank as additional paid in capital and are included as regulatory capital.

Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $198.8 million, or 33.4%, to $794.0 million at March 31, 2003, from $595.2 million at December 31, 2002. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large increase at March 31, 2003 is reflective of the refinance environment currently being experienced by the Company. During the three months ended March 31, 2003, the Company received $2.1 billion in prepayments and amortizations on serviced loans.

Escrow accounts

Customer escrow accounts increased $55.5 million, or 37.5%, to $203.7 million at March 31, 2003, from $148.2 million at December 31, 2002. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

Liability for checks issued

Liability for checks issued increased $21.2 million, or 17.1%, to $145.5 million at March 31, 2003, from $124.3 million at December 31, 2002. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

Federal income taxes payable

Federal income taxes payable decreased $7.7 million, or 10.5%, to $65.9 million at March 31, 2003, from $73.6 million at December 31, 2002. This decrease is attributable to the estimated payment made during the quarter offset by the increase in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis versus a federal income tax basis.

Other liabilities

Other liabilities decreased $1.6 million, or 1.2%, to $129.4 million at March 31, 2003, from $131.0 million at December 31, 2002. This decrease was caused by changes in the timing of the payment of liabilities associated with the employee payroll and the Company’s mortgage production.

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

Mortgage loans sold during the three months ended March 31, 2003 totaled $13.3 billion, an increase of $4.4 billion from the $8.9 billion sold during the same period in 2002. This increase in mortgage loan sales was attributable to the $5.8 billion increase in mortgage loan originations during the quarter. The Company sold 88.1% and 96.6% of its mortgage loan originations during the three month periods ended March 31, 2003 and 2002, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.4 billion outstanding at March 31, 2003. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $3.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 2003, the Company had outstanding rate-lock commitments to lend $7.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $25.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2003, the Company had outstanding commitments to sell $7.1 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.1 billion at March 31, 2003. Such commitments include $902.1 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $525.1 million at March 31, 2003.

Capital Resources.

At March 31, 2003, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2002.

Item 4. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report pursuant to Rule 13a-14 of the Securities Act of 1934. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Not applicable

(b)	Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: May 9, 2003	/S/ Mark T. Hammond Mark T. Hammond President and Chief Executive Officer (Duly Authorized Officer)

/S/ Michael W. Carrie Michael W. Carrie Executive Director and Chief Financial Officer (Principal Accounting Officer)

SECTION 302 CERTIFICATION

I, Mark T. Hammond certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ Mark T. Hammond Signature

President and Chief Executive Officer Title

SECTION 302 CERTIFICATION

I, Michael W. Carrie certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Flagstar Bancorp, Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	/s/ Michael W. Carrie Signature

Executive Director, Treasurer and Chief Financial Officer Title

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.