Form 10-Q
period 2003-06-30
FLAGSTAR BANCORP INC
filed 2003-08-12
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     As of August 8, 2003, 60,119,996 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Consolidated Statements of Financial Condition
Unaudited Consolidated Statements of Earnings
Consolidated Statements of Stockholders’ Equity
Unaudited Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
Mortgage banking operation
Liquidity and Capital Resources
PART II — OTHER INFORMATION
SIGNATURES
Computation of Net Earnings per Share
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — June 30, 2003 (unaudited) and December 31, 2002.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2003 and 2002.

Consolidated Statements of Stockholders Equity — June 30, 2003 (unaudited) and December 31, 2002.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2003 and 2002.

Condensed Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
	2003	2002

Assets	(unaudited)
Cash and cash equivalents	$828,267	$126,969
Mortgage-backed securities	37,895	39,110
Investment securities	10,781	11,766
Mortgage loans available for sale	3,731,829	3,302,212
Loans held for investment	4,848,327	3,998,682
Less: allowance for losses	(50,000)	(50,000)

Loans held for investment, net	4,798,327	3,948,682
Federal Home Loan Bank stock	152,800	150,000

Total earning assets	8,731,632	7,451,770
Accrued interest receivable	45,183	43,279
Repossessed assets	46,447	45,094
Premises and equipment	151,681	149,630
Mortgage servicing rights	210,869	230,756
Other assets	158,903	156,204

Total assets	$10,172,982	$8,203,702

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$5,269,463	$4,373,889
Federal Home Loan Bank advances	2,436,122	2,222,000
Long term debt	149,750	99,750

Total interest bearing liabilities	7,855,335	6,695,639
Accrued interest payable	18,988	16,850
Undisbursed payments on Loans serviced for others	1,109,277	595,206
Escrow accounts	267,737	148,194
Liability for checks issued	198,213	124,293
Federal income taxes payable	98,101	73,582
Other liabilities	90,144	130,992

Total liabilities	9,637,795	7,784,756
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized; 59,498,968 and 59,189,254 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	595	592
Additional paid in capital	27,389	29,147
Retained earnings	507,203	389,207

Total stockholders’ equity	535,187	418,946

Total liabilities and stockholders’ equity	$10,172,982	$8,203,702

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months		For the six months ended
	ended June 30,		June 30,
	2003	2002	2003	2002

Interest Income
Loans	$122,949	$106,533	$244,184	$218,959
Other	3,374	2,619	6,931	5,015

Total	126,323	109,152	251,115	223,974
Interest Expense
Deposits	34,510	29,839	68,405	63,158
FHLB advances	29,088	28,581	57,542	56,464
Other	11,641	4,202	20,530	8,664

Total	75,239	62,622	146,477	128,286

Net interest income	51,084	46,530	104,638	95,688
Provision for losses	8,426	3,589	17,967	11,763

Net interest income after provision for losses	42,658	42,941	86,671	83,925
Non-Interest Income
Loan administration	(13,056)	5,508	(38,665)	6,288
Net gain on loan sales	155,910	25,117	246,811	75,941
Net gain on sales of mortgage servicing rights	320	10,179	1,581	10,830
Other fees and charges	11,387	5,840	22,065	12,297

Total	154,561	46,644	231,792	105,356
Non-Interest Expense
Compensation and benefits	29,899	26,138	57,255	59,702
Occupancy and equipment	17,299	13,032	33,408	25,384
General and administrative	18,291	9,602	32,397	23,955

Total	65,489	48,772	123,060	109,041

Earnings before federal income taxes	131,730	40,813	195,403	80,240
Provision for federal income taxes	46,150	14,395	68,496	28,299

Net Earnings	$85,580	$26,418	$126,907	$51,941

Earnings per share — basic	$1.44	$0.45	$2.14	$0.90

Earnings per share — diluted	$1.34	$0.43	$2.00	$0.84

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders'
	Stock	Capital	Earnings	Equity

Balance at December 31, 2001	$574	$21,666	$269,248	$291,488
Net earnings	—	—	129,343	129,343
Stock options exercised	18	4,872	—	4,890
Tax benefit from stock options exercised	—	2,609	—	2,609
Dividends paid ($0.16 per share)	—	—	(9,384)	(9,384)

Balance at December 31, 2002	592	29,147	389,207	418,946
Net earnings	—	—	126,907	126,907
Return of investment from subsidiary	—	(3,127)	—	(3,127)
Stock options exercised	3	1,369	—	1,372
Dividends paid ($0.15 per share)	—	—	(8,911)	(8,911)

Balance at June 30, 2003	$595	$27,389	$507,203	$535,187

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended
	June 30,
	2003	2002

Operating Activities
Net earnings	$126,907	$51,941
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	17,967	11,763
Depreciation and amortization	100,950	34,466
Net gain on the sale of assets	(1,145)	(1,320)
Net gain on loan sales	(246,811)	(75,941)
Net gain on sales of mortgage servicing rights	(1,581)	(10,830)
Proceeds from sales of loans available for sale	32,282,455	16,003,536
Originations and repurchases of loans available for sale, net of principal repayments	(33,244,839)	(16,804,934)
Increase in accrued interest receivable	(1,904)	(2,892)
(Increase) decrease in other assets	(2,703)	55,662
Increase (decrease) in accrued interest payable	2,138	(3,764)
Increase (decrease) in the liability for checks issued	73,920	(24,610)
Increase (decrease) in current federal income taxes payable	46,302	(49,774)
(Benefit) provision of deferred federal income taxes payable	(21,783)	25,977
Decrease in other liabilities	(40,847)	(4,613)

Net cash used in operating activities	(910,974)	(795,333)
Investing Activities
Net change in other investments	985	(1,142)
Purchase of mortgage backed securities, net of principal repayments	1,216	—
Origination of loans held for investment, net of principal repayments	(109,684)	677,016
Purchase of Federal Home Loan Bank stock	(2,800)	(2,950)
Proceeds from the disposition of repossessed assets	22,141	17,982
Acquisitions of premises and equipment	(17,387)	(14,308)
Net proceeds in the disposition of premises and equipment	(701)	(159)
Increase in mortgage servicing rights	(271,188)	(184,019)
Proceeds from the sale of mortgage servicing rights	207,046	149,329

Net cash (used in) provided by investing activities	(170,372)	641,749
Financing Activities
Net increase (decrease) in deposit accounts	895,574	(14,488)
Issuance of junior subordinated debt	50,000	—
Net increase in Federal Home Loan Bank advances	214,122	235,495
Net receipt (disbursement) of payments of loans serviced for others	514,071	(100,921)
Net receipt of escrow payments	119,543	49,392
Proceeds from the exercise of common stock options	1,372	3,319
Net return on investment in subsidiaries	(3,127)	—
Dividends paid to stockholders	(8,911)	(2,898)

Net cash provided by financing activities	1,782,644	169,899

Net increase in cash and cash equivalents	701,298	16,315
Beginning cash and cash equivalents	126,969	110,447

Ending cash and cash equivalents	$828,267	$126,762

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$21,651	$30,860

Total interest payments made on deposits and other borrowings	$144,339	$124,522

Federal income taxes paid	$44,000	$52,000

Loans held for sale transferred to loans held for investment	$779,578	$868,857

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

Note 3. Critical Accounting Policies

The Company has established various accounting policies that govern the application of generally accepted accounting principles in the preparation of the financial statements. Application of these accounting policies involves judgments and assumptions by management that has a material impact on the carrying value of certain assets and liabilities. The judgments and assumptions are based on historical experience and other factors that are believed to be reasonable under the circumstances.

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

Mortgage Servicing Rights. Determining the fair value of mortgage servicing rights involves a calculation of the present value of a set of market driven and MSR specific cash flows. The Company is forced to make assumptions about future market conditions including interest rates in order to complete the analysis. The model calculates a fair value based upon variables, but does not, and can not take into account the actual price the specific MSR could be sold at in a fair exchange. The Company does have the portfolio valued by an outside valuation expert not less than annually, but interim valuations could fail to reflect any valuation changes created by a dynamic interest rate environment.

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

Note 4. Stock-Based Compensation

The Company has two stock incentive plans, the 1997 Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire ten years from the date of grant.

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2003 and 2002:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2003	2002	2003	2002

	( in thousands, except share data )
Net Earnings	$85,580	$26,418	$126,907	$51,941
Stock-based compensation expense	(1,190)	(622)	(2,380)	(1,244)
Tax effect	417	218	833	436

Pro forma net earnings	$84,807	$26,014	$125,360	$51,133

Average common shares outstanding	59,416	58,374	59,333	58,006
Net earnings per share — basic	$1.44	$0.45	$2.14	$0.90
Pro forma earnings per share — basic	$1.42	$0.45	$2.11	$0.88
Average common share equivalents outstanding	64,107	62,414	63,637	61,792
Net earnings per share — diluted	$1.34	$0.43	$2.00	$0.84
Pro forma earnings per share — diluted	$1.32	$0.42	$1.97	$0.83

In addition, during the three and six months ended June 30, 2003, the Company recognized compensation expense of $357 thousand ($232 thousand, net of taxes) and $714 thousand ($464 thousand, net of taxes), respectively, related to restricted stock awards. During the three and six months ended June 30, 2002, the Company recognized compensation expense of $154 thousand ($100 thousand, net of taxes) and $309 thousand ($201 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 5. Significant Events

1.	On May 3, 2002, the Company announced a 3 for 2 split of its common stock. The split was completed on May 31, 2002. All share information on the financial statements of the Company has been adjusted accordingly.

2.	On April 23, 2003, the Company announced a 2 for 1 split of its common stock. The split was completed on May 15, 2003. All share information on the financial statements of the Company has been adjusted accordingly.

3.	On June 30, 2003, Flagstar Capital Corporation (“Capital”) redeemed all of its 8.50% Series A Preferred stock.

Selected Financial Ratios ( in thousands, except per share data )

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Return on average assets	3.48%	1.53%	2.71%	1.54%
Return on average equity	69.55%	32.00%	54.67%	32.75%
Efficiency ratio	31.9%	52.4%	36.6%	54.2%
Equity/assets ratio (average for the period)	5.00%	4.79%	4.96%	4.70%
Mortgage loans originated or purchased	$17,488,383	$7,488,490	$32,550,482	$16,750,674
Mortgage loans sold	$17,287,723	$6,818,644	$30,540,969	$15,762,964
Interest rate spread	2.02%	2.77%	2.23%	2.92%
Net interest margin	2.26%	3.05%	2.47%	3.13%
Average common shares outstanding (2)	59,416	58,374	59,333	58,006
Average diluted shares outstanding (2)	64,107	62,414	63,637	61,792
Charge-offs to average investment loans	0.73%	0.34%	0.84%	0.52%

	June 30, 2003	March 31,	December 31,	June 30, 2002
		2003	2002

Equity-to-assets ratio	5.26%	4.82%	5.10%	5.06%
Core capital ratio (1)	6.58%	6.79%	6.73%	6.73%
Total risk-based capital ratio (1)	12.17%	12.33%	11.01%	12.54%
Book value per share (2)	$8.99	$7.72	$7.08	$5.88
Number of common shares outstanding (2)	59,499	59,332	59,190	58,478
Mortgage loans serviced for others	$28,953,871	$22,336,428	$21,586,797	$19,390,204
Value of mortgage servicing rights	0.73%	0.81%	1.07%	0.99%
Allowance to non performing loans	71.7%	61.5%	61.3%	56.6%
Allowance to held for investment loans	1.03%	1.17%	1.25%	1.38%
Non performing assets to total assets	1.14%	1.34%	1.54%	1.86%
Number of bank branches	95	91	87	76
Number of loan origination centers	108	101	92	83
Number of correspondent offices	15	14	14	15
Number of employees	4,110	3,777	3,588	3,059

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2)	All share data has been adjusted to reflect the 2 for 1 stock dividend declared on April 23, 2003 and completed on May 15, 2003.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

Net Earnings

During the three and six month periods ended June 30, 2003, the Company recorded record net earnings from recurring operations due to the interest rate environment prevalent during the periods. The lower and falling interest rates experienced in the first half of 2003 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has continued to provide added earnings for the Company.

     Three months

Net earnings for the three months ended June 30, 2003 were $85.6 million ($1.34 per share-diluted), a $59.2 million increase from the $26.4 million ($0.43 per share-diluted) reported in 2002. The increase resulted from a $108.0 million increase in non interest income and a $4.6 million increase in net interest income which was offset by a $16.7 million increase in operating expenses, a $31.8 million increase in the provision for federal income taxes, and a $4.8 million increase in the provision for losses.

     Six months

Net earnings for the six months ended June 30, 2003 were $126.9 million ($2.00 per share-diluted), a $75.0 million increase from the $51.9 million ($0.84 per share-diluted) reported in 2002. The increase resulted from a $126.4 million increase in non interest income and a $9.0 million increase in net interest income which was offset by a $14.0 million increase in operating expenses, a $40.2 million increase in the provision for federal income taxes, and a $6.2 million increase in the provision for losses.

Segment reporting

     Retail banking operation

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At June 30, 2003, the Bank operated a network of 95 banking centers.

Earnings from the Retail Banking Operation (“RBO”) primarily consist of net interest income generated from loans held for investment funded by deposits and long-term borrowings. Earnings also consist of fees collected from depositors and fees earned on consumer and commercial loan originations. All single-family mortgage origination data is included in the earnings related to the mortgage banking operation. Management believes that because of its duration-matching program, the RBO’s earnings are more stable and less volatile than the earnings contributed from the mortgage banking operation.

This operation is considered the growth portion of the Company. Ten years ago, the Company had only one banking center located in the lobby of its headquarters building. During the six months ended June 30, 2003, the Company opened eight new banking centers. Since June 30, 2003, the Company opened two more banking centers.

Each quarter the RBO contributes a larger amount of revenue and net earnings to the totals recorded by the Company. During the three months ended June 30, 2003, the RBO was responsible for approximately $16.8 million, or 19.6% of net earnings. That compares positively to the $16.4 million reported for the comparable 2002 period and the $16.2 million reported in the first quarter of 2003. During the six months ended June 30, 2003, the RBO was responsible for approximately $33.0 million of net earnings compared to the $29.6 million reported in the comparable 2002 period.

In each period the portion of the total earnings of the Company that the RBO earnings constitutes varies widely. In the three months ended June 30, 2003, RBO earnings constituted 19.6% of total earnings versus 26.0%, 39.3%, 61.8%, and 56.9% reported for the six months ended June 30, 2003, and the three and six months ended June 30, 2002, respectively. The volatility in the percentage of total income is a product of the fluctuation in the earnings provided by the MBO as discussed below.

In each successive period, the retail banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During the three months ended June 30, 2003, attributable earnings increased an annualized 10.4% versus the same period in 2002 and an annualized 13.5% versus the three months ended March 31, 2003. These increases are tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. During 2002, the Company opened 16 banking centers. During the remainder of 2003, the Company has plans to open an additional four banking centers.

Upon opening these new facilities, we do not expect that we will have an immediate increase in retail deposits. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At June 30, 2003, the Company operated 35 banking centers under its in-store program. Thirty-two of these banking centers are located in Wal-Mart superstores. While 14 of the in-store branches were located in Indiana, 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed in operation in June 2000. The Company expects to open two more Wal-Mart facilities, one more in 2003.

Fifty-nine of the Company’s retail banking centers were opened within the past three years. Fourteen of the banking centers in Indiana were opened under the Wal-Mart in-store program during the past three years. The Wal-Mart banking centers had an average deposit portfolio of only $13.0 million compared with the Company average of $33.1 million. Of the 95 branches, 26 branches had deposits of less than $10.0 million. Banking centers opened in 2000, 2001, 2002, and 2003 had average balances of $38.3 million, $26.6 million, $11.5 million, and $3.7 million, respectively. Banking centers opened under the in-store program opened in 2000, 2001, 2002, and 2003 had average balances of $16.3 million, $13.1 million, $6.9 million, and $3.0 million, respectively.

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

It is the Company’s intent to continue to grow the retail banking operation.

The following table presents certain financial information concerning the results of Flagstar’s retail banking operation.

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

		( In thousands )
Revenues	$53,440	$43,281	$98,025	$77,655
Earnings before taxes	25,861	25,155	50,781	45,492
Net earnings	16,810	16,350	33,007	29,570
Identifiable assets	5,334,839	3,878,380	5,334,839	3,878,380

Mortgage banking operation

Flagstar’s mortgage banking activities involve the origination of mortgage loans and the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from its 95 banking centers and its 108 loan origination centers. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, primarily conform to the underwriting standards of Freddie Mac or Fannie Mae, or both.

Earnings recorded in the Mortgage Banking Operation (“MBO”) is generated by the revenue received from the sale of loans and mortgage servicing rights, the net interest income received on loans held for sale, loan servicing fees received, and certain loan origination fees, offset by the costs required to perform those tasks. The earnings and revenues recorded by the MBO are substantially dependent on the general economy and the interest rate environment, which is outside the Company’s control. Historically, originations are at their peak when interest rates are low and the general outlook for the economy is positive.

The mortgage banking operation is a much more volatile source of earnings. The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during the three and six months ended 2003, pre-tax earnings increased 576.5% and 316.2% versus the comparable periods in 2002, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation is dependent on production volumes and the interest rate environment.

During the three months ended June 30, 2003, the MBO was responsible for approximately 80.4% of net earnings. Net earnings for the MBO are up 173.7% on a sequential quarter basis. Loan production in the current quarter is up 13.1% on a sequential quarter basis and up 133.3% on a comparable quarter basis.

During the six months ended June 30, 2003, the MBO was responsible for approximately 74.0% of net earnings. Earnings for the MBO are up 319.8% on a comparable period basis. Loan production for the six months ended June 30, 2003 is up 94.0% on a comparable period basis.

Management believes that the earnings of the MBO will continue to fluctuate with its ability to originate and sell mortgage loans and mortgage servicing rights. The severity of the swings and the effect those swings will have on the net earnings of the Company will be mitigated by the increased earnings provided by the RBO.

The following table presents certain financial information concerning the results of Flagstar’s mortgage banking operation.

	At or for the quarter ended		At or for the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

		( In thousands )
Revenues	$152,205	$49,893	$238,405	$123,387
Earnings before taxes	105,869	15,658	144,622	34,747
Net earnings	68,815	10,178	93,850	22,586
Identifiable assets	4,838,145	3,360,031	4,838,145	3,360,031

Net Interest Income

     Three months

Net interest income continued to rise and in this quarter increased $4.6 million, or 9.9%, to $51.1 million compared to the $46.5 million recorded for the 2002 period. Although there was a 15.7%, or $17.1 million, increase in interest income, there was a $12.6 million, or 20.1%, increase in interest expense. In this period of lower interest rates, the asset sensitivity of the balance sheet was evident. This repricing is shown in the 148 basis point decrease in the asset yield while liability costs only decreased 73 basis points. This decrease caused the 75 basis point decrease in the interest rate spread during the period and the 79 basis point decrease in the interest margin when compared to the 2002 period.

On a sequential quarter basis, the reported spread and margin decreased 53 basis points and 43 basis points, respectively. This decrease was the result of a 70 basis point decrease in the yield on the earning asset portfolio, offset by a 17 basis point decrease in the rate paid on liabilities. The interest margin decreased less than the interest spread because of the Company’s reliance on non-interest bearing liabilities during the quarter.

Management believes that there will be further compression in the interest margin in the third quarter of 2003. The loans receivable that were reported as yielding 5.87% during the quarter ended June 30, 2003, will to a certain extent refinance and be replaced with current market mortgage loans. These replacement loans will have yields less than 5.87%.

Management expects to increase the size of the earning asset portfolio in the coming quarters. This growth will be accomplished using duration matched assets and liabilities. Although management will utilize the most cost effective source of funds available, there is no guarantee that management will be able to maintain these spreads and margins.

     Six months

In comparing the net interest income reported for the six months ended June 30, 2003 to the net interest income reported for the six months ended June 30, 2002, the variance is similar to that seen in the three-month analysis. The Company recorded an increase of $8.9 million in net interest income. This increase includes a $27.1 million increase in interest income and an $18.2 million increase in interest expense.

In comparison, despite a 71 basis point reduction in the rates paid on the Company’s liabilities, there was a 140 basis point reduction in the yield on earning assets that eliminated the savings in interest costs.

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

	Quarter ended June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:	( in thousands )
Loans receivable, net	$8,377,789	$122,949	5.87%	$5,928,422	$106,533	7.19%
FHLB stock	152,800	2,098	5.49	129,875	2,030	6.25
Other	520,029	1,276	0.98	121,975	589	1.93

Total interest-earning assets	9,050,618	$126,323	5.58	6,180,272	$109,152	7.06
Other assets	790,224			720,606

Total assets	$9,840,842			$6,900,878

Interest-bearing liabilities:
Deposits	$5,244,464	$34,510	2.64%	$3,586,141	$29,839	3.34%
FHLB advances	2,401,081	29,088	4.86	2,127,593	28,581	5.39
Other	843,096	11,641	5.54	211,718	4,202	7.96

Total interest-bearing liabilities	8,488,641	$75,239	3.56%	5,925,452	$62,622	4.29%
Other liabilities	859,992			645,200
Stockholders equity	492,209			330,226

Total liabilities and stockholders equity	$9,840,842			$6,900,878

Net interest-earning assets	$561,977			$255,048

Net interest income		$51,084			$46,530

Interest rate spread			2.02%			2.77%

Net interest margin			2.26%			3.05%

Ratio of average interest- earning assets to interest-bearing liabilities			107%			104%

AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:	( in thousands )
Loans receivable, net	$8,009,224	$244,184	6.10%	$5,905,237	$218,959	7.42%
FHLB stock	151,400	4,317	5.75	129,243	3,930	6.00
Other	395,171	2,614	1.32	128,707	1,085	1.68

Total interest-earning assets	8,555,795	$251,115	5.87%	6,163,187	$223,974	7.27%
Other assets	803,269			592,366

Total assets	$9,359,064			$6,755,553

Interest-bearing liabilities:
Deposits	$5,109,935	$68,405	2.70%	$3,667,070	$63,158	3.47%
FHLB advances	2,303,802	57,542	5.04	2,057,917	56,464	5.53
Other	707,260	20,530	5.85	215,484	8,664	8.11

Total interest-bearing liabilities	8,120,997	$146,477	3.64%	5,940,471	$128,286	4.35%
Other liabilities	773,790			497,871
Stockholders equity	464,277			317,211

Total liabilities and Stockholders equity	$9,359,064			$6,755,553

Net interest-earning assets	$434,798			$222,716

Net interest income		$104,638			$95,688

Interest rate spread			2.23%			2.92%

Net interest margin			2.47%			3.13%

Ratio of average interest- earning assets to interest-bearing liabilities			105%			104%

RATE/VOLUME ANALYSIS

The following tables present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented above. The tables distinguish between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the ending volume constant).

	Three months ended June 30,

	2003 versus 2002
	Increase (Decrease) due to:
	Rate	Volume	Total

Interest Income:	(in thousands)
Loans receivable, net	$(27,647)	$44,063	$16,416
FHLB stock	(290)	358	68
Other	(1,235)	1,922	687

Total	$(29,172)	$46,343	$17,171
Interest Expense:
Deposits	$(9,178)	$13,849	$4,671
FHLB advances	(3,181)	3,688	507
Other	(5,101)	12,540	7,439

Total	$(17,460)	$30,077	$12,617

Net change in net interest income	$(11,712)	$16,266	$4,554

	Six months ended June 30,

	2003 versus 2002
	Increase (Decrease) due to:
	Rate	Volume	Total

Interest Income:	(in thousands)
Loans receivable, net	$(52,861)	$78,086	$25,225
FHLB stock	(189)	674	387
Other	(711)	2,241	1,530

Total	$(53,859)	$81,001	$27,142
Interest Expense:
Deposits	$(19,673)	$24,920	$5,247
FHLB advances	(5,644)	6,722	1,079
Other	(7,992)	19,858	11,866

Total	$(33,309)	$51,501	$18,191

Net change in net interest income	$(20,452)	$29,402	$8,951

Provision for Losses

     Three months

During the three months ended June 30, 2003, the Company’s provision for losses was $8.4 million. This is a 133.3% increase over the $3.6 million recorded in the comparable 2002 period and a 12.5% decrease from the $9.6 million recorded in the prior quarter.

During the three months ended June 30, 2003, $1.0 million of the provision was used to write-off accrued interest on severely delinquent loans and $3.0 million was utilized to charge off a group of second mortgages. The second mortgages written off were 90 days delinquent but were making sporadic payments.

Net charge-offs during the three months ended June 30, 2003 were an annualized 0.73% of average investment loans outstanding. Comparatively, net charge-offs were an annualized 0.34% during the three months ended June 30, 2002 and an annualized 1.16% during the three months ended March 31, 2003, respectively.

In each period, management believes that the allowance was at a level that would offset the inherent risks associated with the Company’s loan portfolio. The loan portfolio increased 26.8% from June 30, 2002 to June 30, 2003, excluding warehouse loans. The Company’s increase in its general reserves between these two dates constituted an increase of $4.0 million, or 8.7%. Non-performing loans decreased 14.3%, 14.5%, and 14.2% since March 31, 2003, December 31, 2002, and June 30, 2002, respectively.

The allowance, which now totals $50.0 million, is 1.03% of loans held for investment and 71.7% of non-performing loans.

     Six months

During the six months ended June 30, 2003, the Company’s provision for losses was $18.0 million. This is a 52.5% increase from the $11.8 million recorded in the comparable 2002 period.

The provision for losses in the 2002 period included a $4.0 million increase in the allowance for losses, whereas in the 2003 period no increase in the allowance was recorded. Net charge-offs were an annualized 0.84% in the 2003 period versus 0.52% in the 2002 period.

Non-Interest Income

     Three months

During the three months ended June 30, 2003, non-interest income was reported as $154.6 million versus $46.6 million reported in the comparable 2002 period. The significant increase reported for the 2003 quarter was caused by the large increase in the gain on loan sales reported during the period.

     Six months

During the six months ended June 30, 2003, non-interest income was also dramatically higher than last year because of the increased amount of loan sale gains. The Company reported an increase of $126.4 million to $231.8 million from $105.4 million.

     Loan Administration

     Three months

Net loan administration fee income decreased to a negative $13.1 million during the three months ended June 30, 2003, from $5.5 million in the 2002 period. This $18.6 million decrease between the comparable periods was the result of the $28.5 million increase in the amortization of the mortgage servicing rights (“MSR”) offset by the $9.9 million increase in the amount of gross servicing fees received. This amortization increase resulted from the large increase in the amount of prepayment activity on the underlying mortgage loans serviced for others. The increase in the gross fee revenue was the result of a larger portfolio of serviced loans during the 2003 period.

     Six months

Net loan administration fee income for the six months ended June 30, 2003 decreased to a negative $38.7 million from $6.3 million recorded in the 2002 period. This $45.0 million decrease similarly was the result of the increase in the amortization of mortgage servicing rights offset by increased servicing revenue. MSR amortization equaled $85.6 million during the 2003 period versus $21.7 million during the comparable 2002 period. Gross fee income, before the amortization of serving rights, was $46.9 million for the six months ended June 30, 2003 and $28.0 million for the comparable 2002 period. This increase in gross fee income was the result of the larger portfolio of serviced loans during the 2003 period.

At June 30, 2003, the unpaid principal balance of loans serviced for others was $29.0 billion versus $22.3 billion serviced at March 31, 2003 and $21.6 billion serviced at December 31, 2002. At June 30, 2002, the unpaid principal balance of loans serviced for others was $19.4 billion versus $15.2 billion serviced at March 31, 2002 and $14.2 billion serviced at December 31, 2001. The weighted average servicing fee on loans serviced for others at June 30, 2003 was 0.346% (i.e., 34.6 basis points). The weighted average age of the loans serviced for others at June 30, 2003 was 7 months.

Net Gain on Loan Sales

As previously stated, one of the Company’s operating strategies involves the origination of mortgage loans on a national basis, the sale of those loans on a servicing retained basis, and then the strategic sale of the created servicing rights.

Typically, as the supply of available loans in the marketplace increases, the Company is able to acquire these loans at a lower price. Inversely, as interest rates rise or are stable but at higher levels, the amount of available loans are less and the competing companies must originate at decreased margins to applicable secondary market resale prices in order to maintain production levels.

Management has historically maintained a profitable spread between the price at which it acquires loans versus the price level at which the loans can be sold in the secondary market. There can be no assurances that the Company will be able to maintain this profitability level in the future.

     Three months

For the three months ended June 30, 2003, net gain on loan sales increased $130.8 million, to $155.9 million, from $25.1 million in the 2002 period. The 2003 period reflects the sale of $17.3 billion in loans versus $6.8 billion sold in the 2002 period. A lower interest rate environment in the 2003 period resulted in a larger mortgage loan origination volume ($17.5 billion in the 2003 period vs. $7.5 billion in the 2002 period) and a larger or wider gain on sale spread (90 basis points in the 2003 period versus 37 basis points in the 2002 period) recorded when the loans were sold.

     Six months

For the six months ended June 30, 2003, net gain on loan sales were $246.8 million versus $75.9 million in the comparable 2002 period. The 2003 period includes the sale of $30.5 billion in loans versus $15.8 billion sold in the 2002 period. For the six month period ended June 30, 2003, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (81 basis points in the 2003 period versus 48 basis points in the 2002 period) when the loans were sold.

Net Gain on the Sale of Mortgage Servicing Rights

As previously stated, one of the Company’s operating strategies involves the origination of mortgage loans on a national basis, the sale of those loans on a servicing retained basis, and then the strategic sale of the created servicing rights.

Typically, the Company enters into a flow sale agreement to sell a portion of its newly originated MSR. The Company will then sell the remaining portion of its MSR on a strategic basis in a bulk sale transaction as conditions warrant. The Company continually monitors the marketplace for sale opportunities versus the value the Company can create by retaining a larger portfolio of MSR. The Company is limited in the amount of MSR it can hold for regulatory purposes and is also limited on an operational basis to the amount of loans the Company can service.

Management has historically maintained a profitable spread between the price at which it acquires MSR and the price level at which the MSR can be sold in the secondary market. Management also has not been forced to record a valuation adjustment to the MSR for impairment because of its policy of selling substantially all of the MSR it originates. Impairment in a MSR portfolio is typically created by a sudden and unexpected change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that the Company will be able to avoid an impairment charge in the future.

     Three months

For the three months ended June 30, 2003, the net gain on the sale of mortgage servicing rights was $320,000 versus $10.2 million during the 2002 period. The gain on sale of mortgage servicing rights decreased because the Company sold a $1.8 billion seasoned bulk servicing package in the 2002 period and a smaller bulk package comprised of newly originated servicing in the 2003 period. Also, during the 2002 period a number of sales from prior quarters completed their final settlement procedure.

     Six months

For the six months ended June 30, 2003, the net gain on the sale of mortgage servicing rights decreased $9.2 million to $1.6 million, from $10.8 million for the same period in 2002. The gain on sale of mortgage servicing rights decreased due to the sale of $7.0 billion of seasoned servicing rights in 2002 versus the sale of $5.8 billion during 2003. During 2002, the Company sold a total of $9.8 billion in servicing versus the $15.8 billion of mortgage servicing rights originated. In 2003, the Company sold $17.2 billion and originated $30.5 billion in mortgage servicing rights.

Activity of Mortgage Loans Serviced for Others ( in thousands):

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Beginning balance	$22,336,428	$15,249,763	$21,586,797	$14,222,802
Loans sold	17,287,723	6,818,644	30,540,969	15,762,964

Subtotal	39,624,151	22,068,407	52,127,766	29,985,766
Servicing released sales	609,419	235,387	1,038,194	469,922
Servicing sold (flow basis)	6,173,123	142,651	11,285,243	2,353,363
Servicing sold (bulk basis)	980,683	1,813,247	5,836,608	6,991,308

Subtotal	7,763,225	2,191,285	17,179,362	9,814,593
Amortization	2,907,055	486,918	5,013,850	780,969

Ending balance	$28,953,871	$19,390,204	$28,953,871	$19,390,204

Other Fees and Charges

     Three months

During the three months ended June 30, 2003, the Company recorded $11.4 million in other fees and charges. In the comparable 2002 period, the Company recorded $5.8 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

     Six months

During the six months ended June 30, 2003, the Company recorded $22.1 million in other fees and charges. In the comparable 2002 period, the Company recorded $12.3 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

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

	Quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

	( in thousands )
Compensation and benefits	$49,435	$30,344	$94,096	$63,831
Commissions	40,827	18,635	77,772	40,480
Occupancy and equipment	17,299	13,032	33,408	25,384
Advertising	3,446	1,435	6,691	3,297
Federal insurance premium	605	178	1,174	340
General and administrative	21,239	11,989	36,956	24,318

Total	132,851	75,613	250,097	157,650
Less: capitalized loan costs	(67,362)	(26,841)	(127,037)	(48,609)

Total, net	$65,489	$48,772	$123,060	$109,041

Efficiency ratio	31.9%	52.4%	36.6%	54.2%

The following are the major changes affecting the quarterly income statement;

▪	The retail banking operation conducted business from 19 more facilities at June 30, 2003 than at June 30, 2002.

▪	The Company conducted business from 25 more retail loan origination offices at June 30, 2003 than at June 30, 2002.

▪	The mortgage banking operation originated $17.5 billion in residential mortgage loans during the 2003 quarter versus $7.5 billion in the comparable 2002 quarter.

▪	The Company employed 3,106 salaried employees at June 30, 2003 versus 2,393 salaried employees at June 30, 2002.

▪	The Company employed 121 full-time national account executives at June 30, 2003 versus 101 at June 30, 2002.

▪	The Company employed 883 full-time retail loan originators at June 30, 2003 versus 565 at June 30, 2002.

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $57.3 million, or 75.8%, to $132.9 million during the three months ended June 30, 2003, from $75.6 million for the comparable 2002 period. This increase in costs is for the most part explained above, but further explanation follows.

The largest changes occurred in compensation and benefits, commissions, occupancy and equipment, and general and administrative expenses reported.

The increased compensation and benefits expense of $19.1 million, or 63.0%, is the direct result of the 29.8% increase in salaried personnel which were hired to support the additional banking centers and retail loan centers during the period.

The increased commission expense of $22.2 million, or 119.4%, is the direct result of the 133.3% increase in mortgage loan originations during the period. During the 2003 period commissions were 23 basis points of loan originations versus 25 basis points during the 2002 period.

The majority of the $4.3 million, or 33.1% increase in occupancy and equipment costs are directly attributable to the 25.3% increase in facilities operated by the Company and the equipment required to accommodate the 29.8% increase in staff.

The 76.7% increase in general and administrative expense is reflective of the 133.3% increase in mortgage loan originations and the increased number of banking and origination centers in operation during the period.

During the three months ended June 30, 2003, the Company capitalized direct loan origination costs of $67.4 million, an increase of $40.6 million, or 151.5%, from $26.8 million for the comparable 2002 period. The 2003 deferral equates to a capitalization of $635 per loan versus $544 per loan in the 2002 period.

Six months

During the six months ended June 30, 2003, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $92.4 million, or 58.6%, to $250.1 million, from $157.7 million for the comparable 2002 period. The increased costs are primarily attributable to the same items as mentioned above in the “three month” section. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $30.3 million, or 47.5%, is the direct result of the increased personnel count which was required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $37.3 million, or 92.1%, is the direct result of the 94.0% increase in mortgage loan originations during the period. During both the 2002 and 2003 periods, commissions were 24 basis points of loan originations.

The majority of the $8.0 million, or 31.5% increase in occupancy and equipment costs are directly attributable to the 27.7% increase in operating facilities and the equipment required to accommodate the increased staff.

The $12.7 million, or 52.3% increase in general and administrative expense is reflective of the 94.0% increase in mortgage loan originations and the increased number of banking centers in operation during the period.

During the six months ended June 30, 2003, the Company capitalized direct loan origination costs of $127.0 million, an increase of $78.4 million, or 161.3%, from $48.6 million for the comparable 2002 period. The 2003 deferral equates to a capitalization of $644 per loan versus $440 per loan in the 2002 period.

Financial Condition

Assets

The Company’s assets totaled $10.2 billion at June 30, 2003, an increase of $2.0 billion, or 24.4%, as compared to $8.2 billion at December 31, 2002. This increase was primarily due to a $1.2 billion increase in earning assets and a $0.7 billion increase in cash and cash equivalents at June 30, 2003.

     Cash and cash equivalents

Cash and cash equivalents increased from $127.0 million at December 31, 2002 to $828.3 million at June 30, 2003. This increase in cash is primarily associated with the increases in payments and payoffs received from the mortgage servicing portfolio at June 30, 2003.

     Mortgage loans available for sale

Mortgage loans available for sale increased to $3.7 billion at June 30, 2003, from $3.3 billion at December 31, 2002. At June 30, 2003, the majority of these loans were originated within the two weeks prior to the end of the quarter.

     Loans held for investment, net

Loans held for investment increased from $4.0 billion at December 31, 2002 to $4.8 billion at June 30, 2003. This increase is primarily attributable to a $525.2 million increase in single-family mortgages. Additionally there was a $283.1 million increase in warehouse loans. There was also a decrease of $44.0 million in second mortgage loans, offset by a $30.4 million increase in commercial real estate loans, a $0.6 million increase in commercial loans, and a $64.0 million increase in consumer loans.

     Loans held for investment:

	June 30, 2003	March 31, 2003	December 31, 2002	June 30, 2002

Single family mortgage	$3,118,223	$2,892,742	$2,593,005	$2,398,536
Second mortgage	170,511	191,253	214,485	245,355
Construction	44,877	51,032	54,650	51,981
Commercial real estate	475,705	452,295	445,270	366,068
Commercial	8,343	9,377	7,706	10,644
Warehouse	841,877	525,080	558,781	172,014
Consumer	188,791	152,417	124,785	86,882

Total	$4,848,327	$4,274,196	$3,998,682	$3,331,480

     Allowance for losses

The allowance for losses totaled $50.0 million at June 30, 2003 and December 31, 2002.

Actual net charge-offs during the three months ended June 30, 2003 were $8.4 million, an annualized 0.73% of average investment loans. Comparatively, actual net charge-offs were $3.6 million, or 0.34% during the three months ended June 30, 2002 and $9.5 million, or 1.16% of average investment loans during the three months ended March 31, 2003, respectively.

The allowance, which now totals $50.0 million, is 1.03% of loans held for investment and 71.7% of non-performing loans.

The Company’s non-performing loans totaled $69.7 million and $81.6 million at June 30, 2003 and December 31, 2002, respectively.

The level of the allowance for losses at June 30, 2003 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

     FHLB stock

Holdings of FHLB stock increased from $150.0 million at December 31, 2002 to $152.8 million at June 30, 2003. These increases were made to comply with member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Accrued interest receivable

Accrued interest receivable increased from $43.3 million at December 31, 2002 to $45.2 million at June 30, 2003 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets increased from $45.1 million at December 31, 2002 to $46.4 million at June 30, 2003. This increase was caused by a greater amount of loans in a foreclosed status that are yet to be sold.

     Mortgage servicing rights

Mortgage servicing rights (“MSR”) totaled $210.9 million at June 30, 2003, a decrease of $19.9 million, or 8.6%, from $230.8 million reported at December 31, 2002. During the six months ended June 30, 2003, the Company capitalized $271.2 million, amortized $85.6 million, and sold $205.5 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $29.0 billion at June 30, 2003 versus $21.6 billion at December 31, 2002. The capitalized value of the mortgage servicing rights was 0.73% and 1.07% at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003, the fair value of the MSR was approximately $254.8 million based on an internal valuation model which utilized a discounted cash flow equal to 9%, a cost to service of $55.00, and a weighted prepayment assumption equal to 300% PSA. The portfolio contained 210,045 loans, had a weighted rate of 6.126%, a weighted remaining term of 288 months, and had been seasoned seven months.

     Other assets

Other assets increased $2.7 million to $158.9 million at June 30, 2003, from $156.2 million at December 31, 2002. The majority of this increase was attributable to the receivables recorded in conjunction with the sale of residential mortgage loan servicing rights. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The majority of the balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.8 billion to $9.6 billion at June 30, 2003, from $7.8 billion at December 31, 2002. This increase was primarily centered in interest bearing liabilities and undispersed payments on loans serviced for others, but included an increase in every liability category.

     Deposit accounts

Deposit accounts increased $0.9 billion to $5.3 million at June 30, 2003, from $4.4 billion at December 31, 2002.

Demand deposit accounts decreased $43.3 million to $358.2 million at June 30, 2003, from $401.5 million at December 31, 2002.

Savings deposit accounts decreased $21.2 million to $331.0 million at June 30, 2003, from $352.2 million at December 31, 2002.

Money market deposits increased $0.5 billion to $1.1 billion at June 30, 2003, from $0.6 billion at December 31, 2002.

The municipal deposit channel now totals $941.6 million. The account totals increased $133.9 million during the six months ended June 30, 2003. These deposits have been garnered from local government units within the Company’s retail banking market area.

Wholesale deposit accounts increased $0.3 billion to $1.2 billion at June 30, 2003, from $0.9 billion at December 31, 2002. This increase reflects the Company’s strategy to extend the duration of its deposit funding. The Company has continued emphasized the use of lower costing retail deposits and advances from the FHLB, but the longer durations available from wholesale deposits were needed for interest rate risk management.

During the six months ended June 30, 2003, management continued to monitor and reprice the deposit portfolio downward in order to increase the spreads and margins earned by the Company. As can be seen below, management was able to decrease the cost of the retail portfolio by 16 basis points and the total portfolio by 28 basis points.

	June 30, 2003			December 31, 2002
	Balance	Rate	%	Balance	Rate	%

Demand deposits	$358,184	1.19%	6.8%	$401,517	1.29%	9.2%
Savings deposits	330,951	1.71	6.3	352,155	1.72	8.1
Money market deposits	1,075,665	2.51	20.4	575,411	2.71	13.1
Certificates of deposits	1,380,451	3.59	26.2	1,324,486	3.81	30.3

Total retail deposits	3,145,251	2.75	59.7	2,653,569	2.91	60.7
Municipal deposits	941,558	1.58	17.9	807,665	2.00	18.5
Wholesale deposits	1,182,654	3.33	22.4	912,655	3.91	20.9

Total deposits	$5,269,463	2.67%	100.0%	$4,373,889	2.95%	100.0%

     FHLB advances

FHLB advances increased $0.2 billion to $2.4 billion at June 30, 2003, from $2.2 billion at December 31, 2002. The Company relies upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts. The Company also utilizes a portion of these advances to fund longer term assets that can not be match-funded within the retail deposit portfolio.

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

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $0.5 million to $1.1 billion at June 30, 2003, from $0.6 billion at December 31, 2002. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large balance is reflective of the refinance environment.

     Escrow accounts

Customer escrow accounts increased $119.5 million to $267.7 million at June 30, 2003, from $148.2 million at December 31, 2002. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July to local school and municipal agencies.

Liability for checks issued

Liability for checks issued increased $73.9 million to $198.2 million at June 30, 2003, from $124.3 million at December 31, 2002. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline. The increase at June 2003 is indicative of the increase in loan production volumes recorded by the Company during the month of June.

     Federal income taxes payable

Federal income taxes payable increased $24.5 million to $98.1 million at June 30, 2003, from $73.6 million at December 31, 2002. This increase is attributable to the deferred tax liability created through operations during the six months ended June 30, 2003 offset by the payment of taxes.

     Other liabilities

Other liabilities decreased $40.9 million to $90.1 million at June 30, 2003, from $131.0 million at December 31, 2002. This majority of this decrease is the redemption of the Series A preferred stock of Flagstar Capital that was recorded as a minority interest or other liability of the Company.

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

Mortgage loans sold during the three months ended June 30, 2003 totaled $17.3 billion, an increase of $10.5 billion from $6.8 billion sold during the same period in 2002. This increase in mortgage loan sales was attributable to the increase in mortgage loan originations during the quarter. The Company sold 98.9% and 91.1% of its mortgage loan originations during the three month period ended June 30, 2003 and 2002, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $2.4 billion outstanding at June 30, 2003. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $3.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 2003, the Company had outstanding rate-lock commitments to lend $11.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $120.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2003, the Company had outstanding commitments to sell $9.1 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $247.7 million at June 30, 2003. Such commitments do not include $910.6 million of unused warehouse lines of credit to various mortgage companies. The Company had advanced $841.9 million for warehouse lending customers at June 30, 2003.

     Capital Resources.

At June 30, 2003, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b)  Changes in Internal Controls. During the quarter ended June 30, 2003, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2003 Annual Meeting of Shareholders of the Company was held on May 10, 2003.

(1) The following directors were re-elected for a term of two years:

	For	Withheld

Michael W. Carrie	24,116,347	998,799
Richard S. Elsea	22,075,115	3,040,031
James D. Coleman	24,831,956	283,190
Robert O. Rondeau, Jr.	24,749,335	365,811
Kirstin A. Hammond	24,773,014	342,132

(b)	Not applicable

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended June 30, 2003.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended June 30, 2003.

(b)	Reports on Form 8-K

(i) The Company filed a Form 8-K on April 24, 2003 to furnish its earnings release for the quarter ended March 31, 2003

(ii) The Company filed a Form 8-K on April 25, 2003 to furnish its press release regarding its declaration of a 2-for-1 stock split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date:	August 12, 2003	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Director
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

(a)	Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended June 30, 2003.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended June 30, 2003.