Form 10-Q
period 2003-09-30
FLAGSTAR BANCORP INC
filed 2003-11-12
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐.

     As of November 6, 2003, 60,453,569 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

     Consolidated Statements of Financial Condition - September 30, 2003 (unaudited) and December 31, 2002.

     Unaudited Consolidated Statements of Earnings - For the three and nine months ended September 30, 2003 and 2002.

     Consolidated Statements of Stockholders Equity - September 30, 2003 (unaudited) and December 31, 2002.

     Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002.

     Condensed Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At September 30,	At December 31,
	2003	2002

	(unaudited)
Assets
Cash and cash equivalents	$1,487,341	$126,969
Mortgage-backed securities	32,738	39,110
Investment securities	16,917	11,766
Mortgage loans available for sale	3,254,212	3,302,212
Loans held for investment	5,362,480	3,998,682
Less: allowance for losses	(50,000)	(50,000)

Loans held for investment, net	5,312,480	3,948,682
Federal Home Loan Bank stock	196,073	150,000

Total earning assets	8,812,420	7,451,770
Accrued interest receivable	45,226	43,279
Repossessed assets	42,058	45,094
Premises and equipment	161,293	149,630
Mortgage servicing rights	229,515	230,756
Other assets	165,307	156,204

Total assets	$10,943,160	$8,203,702

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$5,662,737	$4,373,889
Federal Home Loan Bank advances	3,320,000	2,222,000
Long-term debt	151,100	99,750

Total interest bearing liabilities	9,133,837	6,695,639
Accrued interest payable	17,724	16,850
Undisbursed payments on Loans serviced for others	584,054	595,206
Escrow accounts	298,438	148,194
Liability for checks issued	76,475	124,293
Federal income taxes payable	120,953	73,582
Other liabilities	92,975	130,992

Total liabilities	10,324,456	7,784,756
Stockholders’ Equity
Common stock - $.01 par value, 80,000,000 shares authorized; 60,273,305 and 59,189,254 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	603	592
Additional paid in capital	29,162	29,147
Retained earnings	588,939	389,207

Total stockholders’ equity	618,704	418,946

Total liabilities and stockholders’ equity	$10,943,160	$8,203,702

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest Income
Loans	$131,726	$110,332	$377,512	$329,292
Other	3,459	2,843	8,788	7,858

Total	135,185	113,175	386,300	337,150
Interest Expense
Deposits	34,491	32,664	102,896	95,821
FHLB advances	34,040	28,922	91,582	85,386
Other	12,963	5,464	33,493	14,130

Total	81,494	67,050	227,971	195,337

Net interest income	53,691	46,125	158,329	141,813
Provision for losses	5,009	6,868	22,976	18,631

Net interest income after provision for losses	48,682	39,257	135,353	123,182
Non-Interest Income
Loan administration	7,462	(793)	(31,203)	5,496
Net gain on loan sales	93,319	42,791	340,130	118,732
Net gain on sales of mortgage servicing rights	44,619	2,935	46,200	13,764
Other fees and charges	11,655	7,261	33,720	19,559

Total	157,055	52,195	388,847	157,551
Non-Interest Expense
Compensation and benefits	27,335	26,463	84,590	87,025
Occupancy and equipment	16,876	13,083	50,284	38,467
General and administrative	21,752	10,759	54,149	33,854

Total	65,963	50,305	189,023	159,346

Earnings before federal income taxes	139,774	41,147	335,177	121,387
Provision for federal income taxes	49,000	14,527	117,496	42,826
Earnings before the cumulative effect of a change in accounting principle	90,774	26,620	217,681	78,561
Cumulative effect of a change in accounting principle	—	18,716	—	18,716

Net Earnings	$90,774	$45,336	$217,681	$97,277

Earnings per share before the cumulative effect of a change in accounting principle - basic	$1.51	$0.45	$3.65	$1.35
Earnings per share before the cumulative effect of a change in accounting principle - diluted	$1.42	$0.43	$3.42	$1.27
Earnings per share from the cumulative effect of a change in accounting principle - basic	—	$0.32	—	$0.32
Earnings per share from the cumulative effect of a change in accounting principle - diluted	—	$0.30	—	$0.30

Net earnings per share – basic	$1.51	$0.77	$3.65	$1.67
Net earnings per share – diluted	$1.42	$0.73	$3.42	$1.57

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

		Additional		Total
	Common	Paid in	Retained	Stockholders’
	Stock	Capital	Earnings	Equity

Balance at December 31, 2001	$574	$21,666	$269,248	$291,488
Net earnings	—	—	129,343	129,343
Stock options exercised	18	4,872	—	4,890
Tax benefit from stock options exercised	—	2,609	—	2,609
Dividends paid ($0.16 per share)	—	—	(9,384)	(9,384)

Balance at December 31, 2002	592	29,147	389,207	418,946
Net earnings	—	—	217,681	217,681
Return of investment from subsidiary	—	(3,127)	—	(3,127)
Stock grants issued	—	(6,199)	—	(6,199)
Stock options exercised	11	3,049	—	3,060
Dividends paid ($0.30 per share)	—	—	(17,949)	(17,949)
Tax benefit from stock grants	—	6,292	—	6,292

Balance at September 30, 2003	$603	$29,162	$588,939	$618,704

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended
	September 30,
	2003	2002

Operating Activities
Net earnings	$217,681	$97,277
Adjustments to reconcile net earnings to net cash used in operating activities Provision for losses	22,976	18,631
Depreciation and amortization	129,571	53,001
Net gain on the sale of assets	(2,982)	(2,338)
Net gain on loan sales	(340,130)	(118,732)
Net gain on sales of mortgage servicing rights	(46,200)	(13,764)
Proceeds from sales of loans available for sale	48,471,815	26,459,594
Originations and repurchases of loans available for sale, net of principal repayments	(50,243,789)	(27,824,173)
Increase in accrued interest receivable	(1,946)	(4,722)
Increase in other assets	(9,106)	(83,954)
Increase (decrease) in accrued interest payable	874	(617)
Decrease in the liability for checks issued	(47,818)	(1,695)
Increase (decrease) in current federal income taxes payable	69,154	(26,425)
(Benefit) provision of deferred federal income taxes payable	(21,783)	25,977
(Decrease) increase in other liabilities	(38,017)	5,843

Net cash used in operating activities	(1,839,700)	(1,416,097)
Investing Activities
Net change in other investments	(5,151)	(1,910)
Principal payments from investment loans and mortgage backed securities	748,851	802,166
Purchase of Federal Home Loan Bank stock	(46,073)	(21,600)
Proceeds from the disposition of repossessed assets	37,576	27,319
Acquisitions of premises and equipment	(34,398)	(23,175)
Net proceeds in the disposition of premises and equipment	(889)	(167)
Increase in mortgage servicing rights	(417,281)	(311,380)
Proceeds from the sale of mortgage servicing rights	358,070	303,299

Net cash provided by investing activities	640,705	774,552
Financing Activities
Net increase in deposit accounts	1,288,848	544,394
Issuance of long term debt	51,350	—
Net increase in Federal Home Loan Bank advances	1,098,000	149,495
Net (disbursement) receipt of payments of loans serviced for others	(11,152)	162,915
Net receipt of escrow payments	150,244	76,328
Proceeds from the exercise of stock options	3,060	4,770
Tax benefit from stock options	—	1,228
Stock grants	(6,199)	—
Tax benefit from stock grants	6,292	—
Net return of investment in subsidiaries	(3,127)	—
Dividends paid to stockholders	(17,949)	(4,654)

Net cash provided by financing activities	2,559,367	934,476

Net increase in cash and cash equivalents	1,360,372	292,931
Beginning cash and cash equivalents	126,969	110,447

Ending cash and cash equivalents	$1,487,341	$403,378

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$30,710	$47,657

Total interest payments made on deposits and other borrowings	$227,097	$195,953

Federal income taxes paid	$66,500	$52,000

Loans held for sale transferred to loans held for investment	$2,160,104	$1,168,602

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Company’s investment loan portfolio at the reporting date. The estimate is a composite of a variety of factors including past experience, collateral value, and the general economy. The allowance includes a specific portion, a formula driven portion, and a general nonspecific portion. The collection and ultimate recovery of the book value of the collateral, in most cases, is beyond the Company’s control.

Mortgage Servicing Rights. Determining the fair value of mortgage servicing rights involves a calculation of the present value of a set of market driven and MSR specific cash flows. The Company is required to make assumptions about future market conditions including interest rates in order to complete the analysis. The model calculates a fair value based upon variables, but does not, and can not take into account the actual price the specific MSR could be sold at in a fair exchange. The Company does have the portfolio valued by an outside valuation expert not less than annually, but interim valuations could fail to reflect any valuation changes created by a dynamic interest rate environment.

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

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2003 and 2002:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002

	( in thousands, except share data )
Earnings before cumulative effect of a change in accounting principle	$90,774	$26,620	$217,681	$78,561
Cumulative effect of a change in accounting principle	—	18,716	—	18,716

Net Earnings	$90,774	$45,336	$217,681	$97,277
Stock-based compensation expense	(1,254)	(622)	(3,762)	(1,866)
Tax effect	439	218	1,317	653

Pro forma net earnings	$89,959	$44,932	$215,236	$96,064

Average common shares outstanding	60,005	58,572	59,559	58,196
Earnings per share before a cumulative effect of a change in accounting principle – basic	$1.51	$0.45	$3.65	$1.35
Earnings per share from a cumulative effect of a change in accounting principle - basic	$—	$0.32	$—	$0.32
Net earnings per share – basic	$1.51	$0.77	$3.65	$1.67
Pro forma earnings per share – basic	$1.50	$0.77	$3.61	$1.65
Average common share equivalents outstanding	63,933	61,930	63,558	61,796
Earnings per share before a cumulative effect of a change in accounting principle – diluted	$1.42	$0.43	$3.42	$1.27
Earnings per share from a cumulative effect of a change in accounting principle – diluted	$—	$0.30	$—	$0.30
Net earnings per share – diluted	$1.42	$0.73	$3.42	$1.57
Pro forma earnings per share – diluted	$1.41	$0.73	$3.39	$1.55

In addition, during the three and nine months ended September 30, 2003, the Company recognized compensation expense of $119 thousand ($77 thousand, net of taxes) and $833 thousand ($541 thousand, net of taxes), respectively, related to restricted stock awards. During the three and nine months ended September 30, 2002, the Company recognized compensation expense of $154 thousand ($100 thousand, net of taxes) and $463 thousand ($301 thousand, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported.

Note 5. Significant Events

1.	On April 23, 2003, the Company announced a 2 for 1 split of its common stock. The split was completed on May 15, 2003. All share information on the financial statements of the Company has been adjusted accordingly.

2.	On June 30, 2003, Flagstar Capital Corporation (“ Flagstar Capital”) redeemed all of its 8.50% Series A Preferred stock.

Selected Financial Ratios ( in thousands, except per share data )

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Return on average assets	3.35%	1.43%	2.95%	1.50%
Return on average equity	62.47%	30.04%	57.61%	31.77%
Efficiency ratio	31.3%	51.2%	34.6%	53.2%
Equity/assets ratio (average for the period)	5.37%	4.77%	5.11%	4.72%
Mortgage loans originated or purchased	$16,027,089	$10,864,362	$48,577,571	$27,615,035
Mortgage loans sold	$14,978,660	$10,224,954	$45,519,629	$25,987,918
Interest rate spread	1.93%	2.66%	2.09%	2.79%
Net interest margin	2.12%	2.75%	2.37%	2.99%
Average common shares outstanding (2)	60,005	58,572	59,559	58,196
Average diluted shares outstanding (2)	63,933	61,930	63,558	61,796
Charge-offs to average investment loans	0.33%	0.79%	0.58%	0.60%

	September 30,	June 30,	December 31,	September 30,
	2003	2003	2002	2002

Equity-to-assets ratio	5.65%	5.26%	5.10%	5.09%
Core capital ratio (1)	6.89%	6.58%	6.73%	6.51%
Total risk-based capital ratio (1)	13.74%	12.17%	12.01%	12.02%
Book value per share (2)	$10.26	$8.99	$7.08	$6.64
Number of common shares outstanding (2)	60,273	59,499	59,190	58,730
Mortgage loans serviced for others	$29,312,081	$28,953,871	$21,586,797	$14,394,125
Value of mortgage servicing rights	0.78%	0.73%	1.07%	1.08%
Allowance to non performing loans	73.6%	71.7%	61.3%	56.2%
Allowance to held for investment loans	0.93%	1.03%	1.25%	1.32%
Non performing assets to total assets	1.01%	1.14%	1.54%	1.68%
Number of banking centers	98	95	87	83
Number of loan origination centers	114	108	92	91
Number of correspondent offices	14	15	14	14
Number of employees	3,939	4,110	3,588	3,342

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar’s primary business consists of attracting deposits from the general public, small businesses, and local government agencies. The Company strategically invests those funds in duration-matched residential, consumer, and commercial loans that are for the most part individually underwritten by the Company. The Company also originates or acquires conforming residential mortgage loans on an individual basis that are resold on a servicing retained basis to the secondary market in bulk. The Company also sells the retained servicing rights in bulk transactions in the secondary market. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

Net Earnings

During the three and nine month periods ended September 30, 2003, the Company recorded record net earnings due to the interest rate environment prevalent during the periods. The lower and falling interest rates experienced in the first half of 2003 have positively affected the Company’s mortgage banking operation. Along with the record revenues recorded by the mortgage banking operation, the expanding retail banking operation has continued to provide additional earnings for the Company.

     Three months

Net earnings for the three months ended September 30, 2003 were $90.8 million ($1.42 per share-diluted), a $64.2 million increase from the $26.6 million ($0.43 per share-diluted) reported in 2002. The increase resulted from a $104.9 million increase in non-interest income, a $7.6 million increase in net interest income and a $1.9 million decrease in the provision for losses, which was offset by a $15.7 million increase in operating expenses and a $34.5 million increase in the provision for federal income taxes.

During September of 2002, the Company recorded a one-time after-tax adjustment to its financial statements for its adoption and implementation of the Financial Accounting Standards Board’s Statement 133 Implementation Issue No. C13. This one time adjustment increased net earnings in the quarter ended September 30, 2002 $0.30 to $0.73 per share-diluted. This adjustment is not included in net earnings for comparative purposes.

     Nine months

Net earnings for the nine months ended September 30, 2003 were $217.7 million ($3.42 per share-diluted), a $139.1 million increase from the $78.6 million ($1.27 per share-diluted) reported in 2002. The increase resulted from a $231.3 million increase in non-interest income and a $16.5 million increase in net interest income which was offset by a $29.7 million increase in operating expenses, a $74.7 million increase in the provision for federal income taxes, and a $4.3 million increase in the provision for losses.

During September of 2002, the Company recorded a one-time after-tax adjustment to its financial statements for its adoption and implementation of the Financial Accounting Standards Board’s Statement 133 Implementation Issue No. C13. This one time adjustment increased net earnings for the nine months ended September 30, 2002 $0.30 to $1.57 per share-diluted. This adjustment is not included in net earnings for comparative purposes.

Segment reporting

Although the Company operates and reports its net earnings as one entity, the Company’s operations have been segregated as two distinct operations for this document. The operations have been classified into a retail banking segment and mortgage banking segment.

     Retail banking operation

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At September 30, 2003, the Bank operated a network of 98 banking centers.

This operation is considered the growth portion of the Company. Ten years ago, the Company had only one banking center located in the lobby of its headquarters building. During the nine months ended September 30, 2003, the Company opened eleven new banking centers.

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

Each quarter the RBO contributes a larger amount of revenue and net earnings to the totals recorded by the Company. During the three months ended September 30, 2003, the RBO was responsible for approximately $20.3 million, or 22.3% of net earnings. That compares positively to the $13.2 million reported for the comparable 2002 period and the $16.8 million reported in the second quarter of 2003. During the nine months ended September 30, 2003, the RBO was responsible for approximately $53.3 million of net earnings compared to the $42.8 million reported in the comparable 2002 period.

In each period, the portion of the total earnings of the Company that the RBO earnings contributes varies widely. In the three months ended September 30, 2003, RBO earnings constituted 22.3% of total earnings versus 24.5%, 49.2%, and 54.1% reported for the nine months ended September 30, 2003, and the three and nine months ended September 30, 2002, respectively. The volatility in the percentage of total income is a product of the fluctuation in the earnings provided by the mortgage banking operation as discussed below.

In each successive period, the retail banking operation has expanded its deposit portfolio and the number of banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During the three months ended September 30, 2003, attributable earnings increased an annualized 216.2% versus the same period in 2002 and an annualized 82.1% versus the three months ended June 30, 2003. These increases are tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. During 2002, the Company opened 16 banking centers. During the remainder of 2003, the Company has plans to open an additional three banking centers.

Upon opening these new facilities, we do not expect that we will have an immediate increase in retail deposits. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At September 30, 2003, the Company operated 35 banking centers under its in-store program. Thirty-two of these banking centers are located in Wal-Mart superstores. While 14 of the in-store branches were located in Indiana, 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed in operation in June 2000. The Company expects to open two more Wal-Mart facilities in 2004.

Sixty-four of the Company’s retail banking centers were opened within the past three years. Fourteen of the banking centers in Indiana were opened under the Wal-Mart in-store program during the past three years. The Wal-Mart banking centers had an average deposit portfolio of $14.8 million compared with the Company average of $28.7 million. Of the 98 branches, 24 branches had deposits of less than $10.0 million. Banking centers opened in 2000, 2001, 2002, and 2003 had average balances of $44.0 million, $21.2 million, $16.2 million, and $6.7 million, respectively. Banking centers opened under the in-store program opened in 2000, 2001, 2002, and 2003 had average balances of $17.9 million, $15.2 million, $8.8 million, and $5.8 million, respectively.

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

It is the Company’s intent to continue to grow the retail banking operation. Since September 30, 2003, the Company has opened two more banking centers.

The following table presents certain financial information concerning the results of Flagstar’s retail banking operation:

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002

		( in thousands )
Revenues	$58,461	$34,913	$156,486	$112,568
Earnings before taxes	31,167	20,232	82,000	65,723
Net earnings	20,259	13,151	53,300	42,721
Identifiable assets	8,593,886	4,462,436	8,593,886	4,462,436

     Mortgage banking operation

Flagstar’s mortgage banking activities involve the origination of mortgage loans and the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from its 98 banking centers and its 114 loan origination centers. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. The mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, primarily conform to the underwriting standards of Freddie Mac, Fannie Mae, or Ginnie Mae.

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

The mortgage banking operation is a much more volatile source of earnings. The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during the three and nine months ended September 30, 2003, pre-tax earnings increased 419.3% and 354.8% versus the comparable periods in 2002, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are dependent on production volumes and the interest rate environment.

During the three months ended September 30, 2003, the MBO was responsible for approximately 77.7% of net earnings. Net earnings for the MBO are up 2.5% on a sequential quarter basis. Loan production in the current quarter has decreased 8.6% on a sequential quarter basis but is up 46.8% on a comparable quarter basis.

During the nine months ended September 30, 2003, the MBO was responsible for approximately 75.5% of net earnings. Net earnings for the MBO are up 358.7% on a comparable period basis. Loan production for the nine months ended September 30, 2003 is up 76.1% on a comparable period basis.

Management believes that the earnings of the MBO will continue to fluctuate with its ability to originate and sell mortgage loans and mortgage servicing rights. Management also believes the severity of the swings and the effect those swings will have on the net earnings of the Company will be mitigated to a significant extent by the increased earnings expected from the continued growth of the RBO.

The following table presents certain financial information concerning the results of Flagstar’s mortgage banking operation:

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2003	2002	2003	2002

		( in thousands )
Revenues	$152,285	$63,408	$390,690	$186,795
Earnings before taxes	108,607	20,915	253,177	55,662
Net earnings	70,515	13,469	164,381	35,839
Identifiable assets	5,039,141	3,932,174	5,039,141	3,932,174

Net Interest Income

     Three months

Net interest income continued to rise and in this quarter increased $7.6 million, or 16.4%, to $53.7 million compared to the $46.1 million recorded for the 2002 period. Although there was a 19.4%, or $22.0 million, increase in interest income, there was a $14.4 million, or 21.5%, increase in interest expense. In this period of lower interest rates, the asset sensitivity of the balance sheet was evident. This repricing is shown in the 142 basis point decrease in the asset yield while liability costs only decreased 69 basis points. This decrease caused the 73 basis point decrease in the interest rate spread during the period and the 63 basis point decrease in the interest margin when compared to the 2002 period.

On a sequential quarter basis, the reported spread and margin decreased 9 basis points and 14 basis points, respectively. This decrease was the result of a 19 basis point decrease in the yield on the earning asset portfolio, offset by a 10 basis point decrease in the rate paid on liabilities. The small decreases in the spread and margin are reflective of the stabling interest rate environment.

Management expects to increase the size of the earning asset portfolio in the coming quarters. This growth will be accomplished using duration matched assets and liabilities. Although management will utilize the most cost effective source of funds available, there is no guarantee that management will be able to maintain these spreads and margins.

     Nine months

In comparing the net interest income reported for the nine months ended September 30, 2003 to the net interest income reported for the nine months ended September 30, 2002, the variance is similar to that seen in the three-month analysis. The Company recorded an increase of $16.5 million in net interest income. This increase includes a $49.2 million increase in interest income and a $32.7 million increase in interest expense.

In comparison, despite a 62 basis point reduction in the rates paid on the Company’s liabilities, there was a 132 basis point reduction in the yield on earning assets that eliminated the savings in interest costs.

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

	Three months ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands)
Interest-earning assets:
Loans receivable, net	$9,682,208	$131,726	5.44%	$6,382,320	$110,332	6.91%
FHLB stock	176,216	1,644	3.73	149,533	2,212	6.20
Other	176,388	1,815	4.12	128,352	631	1.97

Total interest-earning assets	10,034,812	$135,185	5.39	6,652,205	$113,175	6.81
Other assets	791,691			771,391

Total assets	$10,826,503			$7,423,596

Interest-bearing liabilities:
Deposits	$5,550,378	$34,491	2.47%	$3,900,003	$32,664	3.33%
FHLB advances	3,022,561	34,040	4.47	2,237,973	28,922	5.13
Other	759,300	12,963	6.77	273,211	5,464	7.93

Total interest-bearing liabilities	9,332,239	$81,494	3.46%	6,411,187	$67,050	4.15%
Other liabilities	913,015			658,006
Stockholders equity	581,249			354,403

Total liabilities and stockholders equity	$10,826,503			$7,423,596

Net interest-earning assets	$702,573			$241,018

Net interest income		$53,691			$46,125

Interest rate spread			1.93%			2.66%

Net interest margin			2.12%			2.75%

Ratio of average interest-earning assets to interest-bearing liabilities			108%			104%

AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,

	2003			2002

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	( in thousands)
Interest-earning assets:
Loans receivable, net	$8,547,883	$377,512	5.89%	$6,086,977	$329,292	7.21%
FHLB stock	160,965	5,767	4.79	133,841	6,143	6.14
Other	228,736	3,021	1.76	129,058	1,715	1.77

Total interest-earning assets	8,937,584	$386,300	5.76%	6,349,876	$337,150	7.08%
Other assets	915,959			631,653

Total assets	$9,853,543			$6,981,529

Interest-bearing liabilities:
Deposits	$5,125,376	$102,896	2.68%	$3,746,796	$95,822	3.42%
FHLB advances	2,547,950	91,582	4.81	2,116,836	85,386	5.39
Other	648,613	33,493	6.90	234,726	14,130	8.05

Total interest-bearing liabilities	8,321,939	$227,971	3.67%	6,098,358	$195,337	4.29%
Other liabilities	1,027,837			553,503
Stockholders equity	503,767			329,668

Total liabilities and Stockholders equity	$9,853,543			$6,981,529

Net interest-earning assets	$615,645			$251,518

Net interest income		$158,329			$141,813

Interest rate spread			2.09%			2.79%

Net interest margin			2.37%			2.99%

Ratio of average interest-earning assets to interest-bearing liabilities			107%			104%

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

	Three months ended September 30,

	2003 versus 2002
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(35,612)	$57,006	$21,394
FHLB stock	(982)	414	(568)
Other	947	237	1,184

Total	$(35,647)	$57,657	$22,010
Interest Expense:
Deposits	$(11,912)	$13,739	$1,827
FHLB advances	(4,944)	10,062	5,118
Other	(2,138)	9,637	7,499

Total	$(18,944)	$33,438	$14,444

Net change in net interest income	$(16,653)	$24,219	$7,566

	Nine months ended September 30,

	2003 versus 2002
	Increase (Decrease) due to:
	Rate	Volume	Total

		(in thousands)
Interest Income:
Loans receivable, net	$(129,211)	$177,431	$48,220
FHLB stock	(2,041)	1,665	(376)
Other	(458)	1,764	1,306

Total	$(130,710)	$180,860	$49,150
Interest Expense:
Deposits	$(40,072)	$47,147	$7,075
FHLB advances	(17,041)	23,237	6,196
Other	(18,955)	38,318	19,363

Total	$(76,068)	$108,702	$32,634

Net change in net interest income	$(55,642)	$77,158	$16,516

Provision for Losses

     Three months

During the three months ended September 30, 2003, the Company’s provision for losses was $5.0 million. This is a 27.5% decrease over the $6.9 million recorded in the comparable 2002 period and a 40.6% decrease from the $8.4 million recorded in the prior quarter.

Net charge-offs during the three months ended September 30, 2003 were an annualized 0.33% of average investment loans outstanding. Comparatively, net charge-offs were an annualized 0.79% during the three months ended September 30, 2002 and an annualized 0.73% during the three months ended June 30, 2003, respectively.

In each period, management believes that the allowance was at a level that would offset the inherent risks associated with the Company’s loan portfolio. The loan portfolio increased 61.3% from September 30, 2002 to September 30, 2003, excluding warehouse loans. The Company’s increase in its general reserves between these two dates constituted an increase of $4.0 million, or 8.7%. Non-performing loans decreased 2.5%, 16.7%, and 16.9% since June 30, 2003, December 31, 2002, and September 30, 2002, respectively.

The allowance, which totals $50.0 million, is 0.93% of loans held for investment and 73.6% of non-performing loans.

     Nine months

During the nine months ended September 30, 2003, the Company’s provision for losses was $23.0 million. This is a 23.7% increase from the $18.6 million recorded in the comparable 2002 period.

During the nine months ended September 30, 2003, $1.0 million of the provision offsets the charge-off of accrued interest on severely delinquent loans and $3.0 million offset the charge off of a group of second mortgage loans. The second mortgages written off were 90 days delinquent but were making sporadic payments.

The provision for losses in the 2002 period included a $4.0 million increase in the allowance for losses, whereas in the 2003 period no increase in the allowance was recorded. Net charge-offs were an annualized 0.58% in the 2003 period versus 0.60% in the 2002 period.

Non-Interest Income

     Three months

During the three months ended September 30, 2003, non-interest income was reported as $157.1 million versus $52.2 million reported in the comparable 2002 period. The significant increase reported for the 2003 quarter was caused by the large increase in the gain on loan sales and an increase in the gain recorded on loan servicing sales.

     Nine months

During the nine months ended September 30, 2003, non-interest income was also dramatically higher than the comparable 2002 period because of the increased amount of loan sale gains and a larger gain on servicing sales. The Company reported an increase of $231.3 million to $388.8 million from $157.5 million.

Loan Administration

     Three months

Net loan administration fee income increased to $7.5 million during the three months ended September 30, 2003, from a negative $793,000 in the 2002 period. This $8.3 million increase between the comparable periods was the result of the $16.7 million increase in the amount of gross servicing fees received offset by the $8.5 million increase in the amortization of the mortgage servicing rights (“MSR”). This amortization increase resulted from the large increase in the amount of prepayment activity on the underlying mortgage loans serviced for others. The increase in the gross fee revenue was the result of a larger portfolio of serviced loans during the 2003 period.

     Nine months

Net loan administration fee income for the nine months ended September 30, 2003 decreased to a negative $31.3 million from $5.5 million recorded in the 2002 period. This $36.8 million decrease was the result of the increase in the amortization of mortgage servicing rights offset by increased servicing revenue. MSR amortization equaled $106.7 million during the 2003 period versus $34.3 million during the comparable 2002 period. Gross fee income, before the amortization of serving rights, was $75.4 million for the nine months ended September 30, 2003 and $39.8 million for the comparable 2002 period. This increase in gross fee income was the result of the larger portfolio of serviced loans during the 2003 period.

At September 30, 2003, the unpaid principal balance of loans serviced for others was $29.3 billion versus $29.0 billion serviced at June 30, 2003 and $21.6 billion serviced at December 31, 2002. At September 30, 2002, the unpaid principal balance of loans serviced for others was $14.4 billion versus $19.4 billion serviced at June 30, 2002 and $14.2 billion serviced at December 31, 2001. The weighted average servicing fee on loans serviced for others at September 30, 2003 was 0.345% (i.e., 34.5 basis points). The weighted average age of the loans serviced for others at September 30, 2003 was 8 months.

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

     Three months

For the three months ended September 30, 2003, net gain on loan sales increased $50.5 million, to $93.3 million, from $42.8 million in the 2002 period. The 2003 period reflects the sale of $15.0 billion in loans versus $10.2 billion sold in the 2002 period. A lower interest rate environment in the 2003 period resulted in a larger mortgage loan origination volume ($16.0 billion in the 2003 period vs. $10.9 billion in the 2002 period) and a larger or wider gain on sale spread (62 basis points in the 2003 period versus 42 basis points in the 2002 period) recorded when the loans were sold.

     Nine months

For the nine months ended September 30, 2003, net gain on loan sales were $340.1 million versus $118.7 million in the comparable 2002 period. The 2003 period includes the sale of $45.5 billion in loans versus $26.0 billion sold in the 2002 period. For the nine months ended September 30, 2003, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (75 basis points in the 2003 period versus 46 basis points in the 2002 period) when the loans were sold.

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

     Three months

For the three months ended September 30, 2003, the net gain on the sale of mortgage servicing rights was $44.6 million versus $2.9 million during the 2002 period. The gain on sale of mortgage servicing rights increased because the Company sold a $4.6 billion seasoned bulk servicing package in the 2003 period after the sudden increase in interest rates. The Company had originated the servicing rights during the second quarter at a market rate of 73 bps. The Company then sold those same servicing rights at a market rate of 149 basis points two months later. During the 2002 period, the Company sold $11.5 billion of servicing rights in bulk sales. The bulk sales sold in the 2002 period were comprised of newly originated servicing rights.

     Nine months

For the nine months ended September 30, 2003, the net gain on the sale of mortgage servicing rights increased $32.4 million to $46.2 million, from $13.8 million for the same period in 2002. The gain on sale of mortgage servicing rights increased primarily due to the large gain recorded on the sale of $4.6 billion of servicing rights mentioned above. During 2003, the Company also increased the amount of MSR sold from $24.2 billion in 2002 to $29.4 in 2003. During 2002, the Company’s sale of $24.2 billion in servicing rights compared to the $25.6 billion of mortgage servicing rights originated. In 2003, the Company sold $29.4 billion and originated $44.5 billion in mortgage servicing rights.

Activity of Mortgage Loans Serviced for Others ( in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Beginning balance	$28,953,871	$19,390,204	$21,586,797	$14,222,802
Loans sold	13,999,313	9,884,205	44,540,282	25,647,169

Subtotal	42,953,184	29,274,409	66,127,079	39,869,971
Servicing released sales	979,357	340,748	2,017,551	810,670
Servicing sold (flow basis)	5,659,809	2,568,931	16,945,052	4,922,294
Servicing sold (bulk basis)	4,556,799	11,475,788	10,393,407	18,467,096

Subtotal	11,195,965	14,385,467	29,356,010	24,200,060
Amortization	2,445,138	494,817	7,458,988	1,275,786

Ending balance	$29,312,081	$14,394,125	$29,312,081	$14,394,125

Other Fees and Charges

     Three months

During the three months ended September 30, 2003, the Company recorded $11.7 million in other fees and charges. In the comparable 2002 period, the Company recorded $7.3 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

     Nine months

During the nine months ended September 30, 2003, the Company recorded $33.7 million in other fees and charges. In the comparable 2002 period, the Company recorded $19.6 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed and the collection of any miscellaneous fees.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

	( in thousands )
Compensation and benefits	$45,929	$33,969	$140,025	$97,800
Commissions	41,410	26,863	119,182	67,342
Occupancy and equipment	16,876	13,083	50,284	38,467
Advertising	2,984	2,090	9,677	5,387
Federal insurance premium	251	455	1,425	794
General and administrative	22,632	12,033	59,586	36,353

Total	130,082	88,493	380,179	246,143
Less: capitalized loan costs	(64,119)	(38,188)	(191,156)	(86,797)

Total, net	$65,963	$50,305	$189,023	$159,346

Efficiency ratio	31.3%	51.6%	34.6%	53.2%

The following are the major changes affecting the quarterly income statement;

▪	The retail banking operation conducted business from 15 more facilities at September 30, 2003 than at September 30, 2002.

▪	The Company conducted business from 23 more retail loan origination offices at September 30, 2003 than at September 30, 2002.

▪	The mortgage banking operation originated $16.0 billion in residential mortgage loans during the 2003 quarter versus $10.9 billion in the comparable 2002 quarter.

▪	The Company employed 2,864 salaried employees at September 30, 2003 versus 2,592 salaried employees at September 30, 2002.

▪	The Company employed 126 full-time national account executives at September 30, 2003 versus 109 at September 30, 2002.

▪	The Company employed 949 full-time retail loan originators at September 30, 2003 versus 641 at September 30, 2002.

     Three months

Non-interest expense, excluding the capitalization of direct loan origination costs, increased $41.6 million, or 47.0%, to $130.1 million during the three months ended September 30, 2003, from $88.5 million for the comparable 2002 period. This increase in costs is for the most part explained above, but further explanation follows.

There were significant increases in just about every expense category, with largest increases in the commissions and general and administrative expenses reported.

The increased compensation and benefits expense of $12.0 million, or 35.2%, is the direct result of the 10.5% increase in salaried personnel which were hired to support the additional banking centers and retail loan centers during the period and the 43.3% increase in the number of full-time commissioned employees who are included in the Company benefit plans.

The increased commission expense of $14.5 million, or 53.9%, is the direct result of the 46.8% increase in mortgage loan originations during the period. During the 2003 period, commissions were 26 basis points of loan originations versus 25 basis points during the 2002 period.

The majority of the $3.8 million, or 29.0% increase in occupancy and equipment costs are directly attributable to the 20.2% increase in facilities operated by the Company and the equipment required to accommodate the 17.9% increase in staff.

The 88.3% increase in general and administrative expense is reflective of the 46.8% increase in mortgage loan originations and the increased number of banking and origination centers in operation during the period.

During the three months ended September 30, 2003, the Company capitalized direct loan origination costs of $64.1 million, an increase of $25.9 million, or 67.9%, from $38.2 million for the comparable 2002 period. The 2003 deferral equates to a capitalization of $659 per loan versus $563 per loan in the 2002 period.

Nine months

During the nine months ended September 30, 2003, non-interest expense, excluding the capitalization of direct loan origination costs, increased by $134.1 million, or 54.5%, to $380.2 million, from $246.1 million for the comparable 2002 period. The increased costs are primarily attributable to the same items as mentioned above in the “three month” section. The largest increases occurred in the amounts of compensation and benefits, commissions, general and administrative expenses, and occupancy and equipment costs reported.

The increased compensation and benefits expense of $42.2 million, or 43.1%, is the direct result of the increased personnel count required to support the additional banking centers and retail loan centers and to accommodate the growth in loan originations during the period.

The increased commission expense of $51.8 million, or 77.1%, is the direct result of the 76.1% increase in mortgage loan originations during the period. During the 2002 and 2003 periods, commissions were 24 basis points and 25 basis points of loan originations, respectively.

The majority of the $11.8 million, or 30.6% increase in occupancy and equipment costs are directly attributable to the 20.2% increase in operating facilities and the equipment required to accommodate the increased staff.

The $23.2 million, or 63.7% increase in general and administrative expense is reflective of the 76.1% increase in mortgage loan originations and the increased number of banking centers in operation during the period.

During the nine months ended September 30, 2003, the Company capitalized direct loan origination costs of $191.2 million, an increase of $104.4 million, or 120.3%, from $86.8 million for the comparable 2002 period. The 2003 deferral equates to a capitalization of $649 per loan versus $486 per loan in the 2002 period.

Financial Condition

Assets

The Company’s assets totaled $10.9 billion at September 30, 2003, an increase of $2.7 billion, or 32.9%, as compared to $8.2 billion at December 31, 2002. This increase was primarily due to a $1.4 billion increase in earning assets and a $1.4 billion increase in cash and cash equivalents at September 30, 2003.

     Cash and cash equivalents

Cash and cash equivalents increased from $127.0 million at December 31, 2002 to $1.5 billion at September 30, 2003. This increase in cash is primarily associated with the rapid decrease in the assets allocated to the MBO. At July 31, 2003, the Company had $4.8 billion in loans held for sale and $1.1 billion in warehouse lines extended to other mortgage lenders. At September 30, 2003, those same categories carried only $3.6 billion in loan balances. Management expects to have the cash redeployed into longer duration earning assets by December 31, 2003.

     Mortgage loans available for sale

Mortgage loans available for sale equaled $3.3 billion at September 30, 2003 the same balance as December 31, 2002.

     Loans held for investment, net

Loans held for investment increased from $4.0 billion at December 31, 2002 to $5.3 billion at September 30, 2003. This increase is primarily attributable to a $1.5 billion increase in single-family mortgages. There was also a decrease of $62.8 million in second mortgage loans, a $3.2 million decrease in construction loans, a $224.5 decrease in warehouse loans, offset by a $63.1 million increase in commercial real estate loans, a $0.5 million increase in commercial loans, and a $102.0 million increase in consumer loans.

Loans held for investment
(in thousands)

	September 30,	June 30,	December 31,	September 30,
	2003	2003	2002	2002

Single family mortgage	$4,081,763	$3,118,223	$2,593,005	$2,320,266
Second mortgage	151,696	170,511	214,485	236,621
Construction	51,493	44,877	54,650	54,240
Commercial real estate	508,340	475,705	445,270	383,673
Commercial	8,164	8,343	7,706	9,443
Warehouse	334,256	841,877	558,781	382,259
Consumer	226,768	188,791	124,785	102,868

Total	$5,362,480	$4,848,327	$3,998,682	$3,489,370

     Allowance for losses

The allowance for losses totaled $50.0 million at September 30, 2003 and December 31, 2002.

Actual net charge-offs during the three months ended September 30, 2003 were $5.0 million, an annualized 0.33% of average investment loans. Comparatively, actual net charge-offs were $6.9 million, or 0.79% during the three months ended September 30, 2002 and $8.4 million, or 0.73% of average investment loans during the three months ended June 30, 2003, respectively.

The allowance, which now totals $50.0 million, is 0.93% of loans held for investment and 73.6% of non-performing loans.

The Company’s non-performing loans totaled $68.0 million and $81.6 million at September 30, 2003 and December 31, 2002, respectively.

The level of the allowance for losses at September 30, 2003 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses.

     FHLB stock

Holdings of FHLB stock increased from $150.0 million at December 31, 2002 to $196.1 million at September 30, 2003. These increases were made to comply with member rules as set down by the FHLB. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Accrued interest receivable

Accrued interest receivable increased from $43.3 million at December 31, 2002 to $45.2 million at September 30, 2003 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     Repossessed assets

Repossessed assets decreased from $45.1 million at December 31, 2002 to $42.1 million at September 30, 2003. This decrease was caused by a smaller amount of loans in a foreclosed status that are yet to be sold.

     Mortgage servicing rights

Mortgage servicing rights (“MSR”) totaled $229.5 million at September 30, 2003, a decrease of $1.3 million, or 0.6%, from $230.8 million reported at December 31, 2002. During the nine months ended September 30, 2003, the Company capitalized $417.3 million, amortized $106.7 million, and sold $311.9 million in mortgage servicing rights. The principal balance of the loans serviced for others stands at $29.3 billion at September 30, 2003 versus $21.6 billion at December 31, 2002. The capitalized value of the mortgage servicing rights was 0.78% and 1.07% at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003, the fair value of the MSR was approximately $377.0 million based on an internal valuation model which utilized an average discounted cash flow equal to 8.65%, a average cost to service of $45.00, and a weighted constant prepayment assumption equal to 24.7%. The portfolio contained 213,876 loans, had a weighted rate of 6.03%, a weighted remaining term of 298 months, and had been seasoned eight months.

     Other assets

Other assets increased $9.1 million to $165.3 million at September 30, 2003, from $156.2 million at December 31, 2002. The majority of this increase was attributable to the receivables recorded in conjunction with the sale of MSR. Upon the sale of the MSR a receivable is recorded for a portion of the sale proceeds. The majority of the balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $2.5 billion to $10.3 billion at September 30, 2003, from $7.8 billion at December 31, 2002. This increase was primarily centered in interest bearing liabilities and undispersed payments on loans serviced for others, but included an increase in every liability category.

     Deposit accounts

Deposit accounts increased $1.3 billion to $5.7 million at September 30, 2003, from $4.4 billion at December 31, 2002.

Demand deposit accounts decreased $58.2 million to $343.3 million at September 30, 2003, from $401.5 million at December 31, 2002.

Savings deposit accounts decreased $31.5 million to $320.7 million at September 30, 2003, from $352.2 million at December 31, 2002.

Money market deposits increased $0.7 billion to $1.3 billion at September 30, 2003, from $0.6 billion at December 31, 2002.

The municipal deposit channel now totals $997.6 million. The account totals increased $189.9 million during the nine months ended September 30, 2003. These deposits have been garnered from local government units within the Company’s retail banking market area.

Wholesale deposit accounts increased $0.4 billion to $1.3 billion at September 30, 2003, from $0.9 billion at December 31, 2002. This increase reflects the Company’s strategy to extend the duration of its deposit funding. The Company has continued to emphasize the use of lower costing retail deposits and advances from the FHLB, but the longer durations available from wholesale deposits were needed for interest rate risk management.

During the nine months ended September 30, 2003, management continued to monitor and reprice the deposit portfolio downward in order to increase the spreads and margins earned by the Company. As can be seen below, management was able to decrease the cost of the retail portfolio by 31 basis points and the total portfolio by 43 basis points.

	Deposit Portfolio
	(in thousands)
	September 30, 2003			December 31, 2002
	Balance	Rate	%	Balance	Rate	%

Demand deposits	$343,330	1.16%	6.1%	$401,517	1.29%	9.2%
Savings deposits	320,652	1.46	5.6	352,155	1.72	8.1
Money market deposits	1,313,184	2.19	23.2	575,411	2.71	13.1
Certificates of deposits	1,427,078	3.57	25.2	1,324,486	3.81	30.3

Total retail deposits	3,404,244	2.60	60.1	2,653,569	2.91	60.7
Municipal deposits	997,564	1.39	17.6	807,665	2.00	18.5
Wholesale deposits	1,260,929	3.22	22.3	912,655	3.91	20.8

Total deposits	$5,662,737	2.52%	100.0%	$4,373,889	2.95%	100.0%

     FHLB advances

FHLB advances increased $1.1 billion to $3.3 billion at September 30, 2003, from $2.2 billion at December 31, 2002. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans held for sale and the availability of lower cost funding from its deposit base and its escrow accounts. The Company utilizes the majority of these advances to fund longer term assets that can not be match-funded within the retail deposit portfolio.

     Long-term debt

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

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others decreased $11.1 million to $584.1 million at September 30, 2003, from $595.2 million at December 31, 2002. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume.

     Escrow accounts

Customer escrow accounts increased $150.2 million to $298.4 million at September 30, 2003, from $148.2 million at December 31, 2002. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in the fourth quarter to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued decreased $47.8 million to $76.5 million at September 30, 2003, from $124.3 million at December 31, 2002. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline. The decrease at September 2003 is indicative of the slow down in loan production volumes experienced by the Company during the month of September.

     Federal income taxes payable

Federal income taxes payable increased $47.4 million to $121.0 million at September 30, 2003, from $73.6 million at December 31, 2002. This increase is attributable to the deferred tax liability created through operations during the nine months ended September 30, 2003 offset by the payment of taxes.

     Other liabilities

Other liabilities decreased $38.0 million to $93.0 million at September 30, 2003, from $131.0 million at December 31, 2002. This majority of this decrease is the redemption of the Series A preferred stock of Flagstar Capital that was recorded as a minority interest or other liability of the Company.

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

Mortgage loans sold during the three months ended September 30, 2003 totaled $15.0 billion, an increase of $4.8 billion from $10.2 billion sold during the same period in 2002. This increase in mortgage loan sales was attributable to the increase in mortgage loan originations during the quarter. The Company sold 93.5% and 93.6% of its mortgage loan originations during the three months ended September 30, 2003 and 2002, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs, to assist in funding loan originations, and to fund investment loans on a duration matched basis. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $3.3 billion outstanding at September 30, 2003. The Company currently has an authorized line of credit equal to $4.5 billion. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 2003, the Company had outstanding rate-lock commitments to lend $3.8 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $138.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2003, the Company had outstanding commitments to sell $4.5 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $338.8 million at September 30, 2003. Such commitments do not include $1.6 billion of unused warehouse lines of credit to various mortgage companies. The Company had advanced $334.3 million for warehouse lending customers at September 30, 2003.

     Capital Resources.

At September 30, 2003, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b)  Changes in Internal Controls. During the quarter ended September 30, 2003, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended September 30, 2003.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended September 30, 2003.

          (b) Reports on Form 8-K

(i)	The Company filed a Form 8-K on July 23, 2003 to furnish its earnings release for the quarter ended June 30, 2003.

(ii)	The Company filed a Form 8-K on July 9, 2003 to furnish its press release regarding the change in earnings estimate for the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: November 12, 2003	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Director
Chief Financial Officer
Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended September 30, 2003.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended September 30, 2003.