Form 10-K
period 2003-12-31
FLAGSTAR BANCORP INC
filed 2004-03-15
CIK 1033012

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

The registrant’s voting stock is traded on the New York Stock Exchange. The estimated aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($25.85 per share) at which the stock was sold on March 1, 2004 was approximately $784.9 million. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all members of the original stockholder group that collectively own approximately 50.0% of the registrant’s outstanding Common Stock.

As of March 1, 2004, 60,730,466 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

          1. Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company including statements preceded by, followed by or that include the words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, which are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1995.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Company does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings.

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

We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our banking group and our home lending group. Each operation is linked to one another in many aspects of their respective businesses but are indeed separate. The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). Our deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Our banking group (“BG”) collects deposits from the general public and local government agencies at 99 banking centers located throughout southern Michigan and Indiana. We also collect certificates of deposits through secondary market offerings and solicit business through our internet branch located at www.flagstar.com. We also acquire advances from the Federal Home Loan Bank of Indianapolis. We invest these funds in a variety of consumer and commercial loan products offered to the general public.

Our primary investment vehicle is single-family mortgage loans originated or acquired by our home lending group (“HLG”).

The HLG acquires single-family mortgage loans on a wholesale basis nationally. We also originate single-family loans on a consumer direct basis from 128 home loan centers in 25 states. We also originate mortgage loans from our 99 banking centers located in Michigan and Indiana. Our wholesale division operates from 14 regional lending offices across the country. In order to originate or acquire these loans, the HLG utilizes funds provided by the BG. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into a mortgage-backed security. Mortgage-backed securities are issued through the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). We sell primarily conforming originations on a servicing-retained basis. We service a large portfolio of mortgage loans for others, $30.4 billion at December 31, 2003. The HLG collects and holds in escrow payments for principal and interest, hazard and mortgage insurance, and various property taxes. The HLG then distributes these funds to the appropriate third party on a contractual basis. We later sell a significant portion of these mortgage servicing rights in separate secondary market transactions.

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000.

CORPORATE STRATEGIES AND OBJECTIVES

Historical Perspective

We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one banking center. Our roots come from our core operation that was once a mid-sized regional mortgage banking company. Our growth since 1987 has been extremely rapid. In late 1993, we acquired Security Savings Bank

ITEM 1. BUSINESS (continued)

CORPORATE STRATEGIES AND OBJECTIVES (continued)

of Jackson, Michigan. Since that acquisition, we have been focused on growing our banking operation. The revenue stream created by a banking operation was sought to counter the cyclical operating results of our home lending operation.

Although our core operations are categorized as two distinct operations, they are complementary business lines. The home lending operation originates assets for our banking operation and our banking operation provides funding for our home lending operation. The loans originated in our local market areas provide cross-selling opportunities for our banking products.

At December 31, 2003 our total assets are $10.6 billion and we operate 99 banking centers. During 2003, our BG contributed over 25% of pre-tax operating earnings. Over the past 5 years, we have grown our total assets an average of 29% per year, our deposits an average of 25% per year, and our home loan and banking centers an average of 31% per year. Our goal over the next five years is to double the number of our banking and home loan centers and to continue to increase our market share within the markets we serve.

Toward this goal, during 2004, we will expand the banking center network by 25 new banking centers and we project the number of new home loan centers will expand by 64. This large expansion will allow us to continue to grow our deposit base and our loan originations. We also anticipate growing our asset base approximately 35%.

Capital Strategy

Since becoming a publicly-owned company, our business objective has been to generate stockholder value by providing high returns on equity and assets, while aggressively growing the Company’s asset base and facility locations. Over the past five years, we have averaged a return on average equity of 31% and a return on average assets greater than 1%.

Since our initial public offering in 1997, we have not issued any new common equity. We have successfully completed five debt capital offerings. We have also initiated three stock splits completed in the form of stock dividends and have increased the cash dividend on our common stock eight times.

During 2003, we completed the placement of two $25.0 million private debt offerings. The proceeds from these offerings were used to retire the preferred stock of our subsidiary, Flagstar Capital, a debt capital offering completed in 1998. In April 2004, the Company intends to redeem its 9.50% preferred securities that were issued by Flagstar Trust in 1999. We do not foresee any need at this time to re-enter the capital markets for any equity capital offerings.

Business Strategy

BANKING OPERATIONS

Through our BG, we offer a comprehensive line of consumer and commercial financial products and services to individuals and small and middle market businesses. We provide service to approximately 197,000 households through our 99 banking centers (both free-standing and in-store) and 145 automated teller machines located in Michigan and Indiana. We also offer our customers the convenience of 24-hour telephone and internet banking services. Our banking centers are open in most locations from 7:30 a.m. to 7:30 p.m.,

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

BANKING OPERATIONS (continued)

Monday through Friday, with 8:30 a.m. to 4:00 p.m. hours on Saturday and Sunday hours in all our Wal-Mart locations.

Our strategy is to expand our base of consumer and commercial relationships by combining a high level of customer service with our broad-based product line. We will continue to open de novo banking centers in areas that meet our demographic model. As has been the approach on all of our other banking center openings, we will lead with price. Upon community acceptance of the location and the Flagstar brand, we will then promote to establish checking and savings accounts.

We offer various consumer and commercial deposit products, as well as a variety of value-added, fee-based banking services. Our deposit product offerings include various checking, savings, and time deposit accounts. Fee-based services include, but are not limited to:

•	payment choices, including debit card, pay-by-phone, online banking, money orders, bank checks, and traveler’s checks,

•	a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service, and

•	safety deposit box rentals.

One of our primary focuses in 2003 was the opening of 12 new banking centers. The focus for 2004 will remain unchanged with 25 banking centers expected to open. The majority of these new openings will be in free-standing banking centers located in metropolitan Detroit and Indianapolis.

At December 31, 2003, the Company operated 35 banking centers under its in-store program. Thirty-two of these banking centers are located in Wal-Mart superstores. In June 2000, the Company entered into an agreement with Wal-Mart, that permits us to provide banking services within new or refurbished Wal-Mart superstore locations in Michigan and Indiana. The in-store banking centers welcome customers with an open, free-flowing retail environment. The customer can interact with roaming customer service representatives or become engaged by high-tech, self-help, touch screens in the cashless e-banking center. Fourteen of the in-store banking centers are located in Indiana and 21 are located in Michigan. The Company expects to open two more Wal-Mart facilities in 2004.

Forty-seven of the Company’s banking centers were opened within the past three years. Seven of the banking centers in Indiana were opened under the Wal-Mart in-store program during the past three years. The Wal-Mart banking centers had an average deposit portfolio of $16.3 million compared with the remainder of the banking centers which had average deposits of $48.5 million. Of the 99 banking centers, 17 banking centers had deposits of less than $10.0 million. Banking centers opened in 2000, 2001, 2002, and 2003 had average balances of $43.8 million, $22.7 million, $17.7 million, and $9.8 million, respectively. Banking centers opened under the in-store program opened in 2000, 2001, 2002, and 2003 had average balances of $20.0 million, $16.6 million, $10.1 million, and $8.0 million, respectively.

Each of the in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. By relying upon

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

BANKING OPERATIONS (continued)

in-store banking centers to expand our banking center network, we avoid the significant building costs of free-standing banking centers while obtaining marketing exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our free-standing banking centers.

One of the BG’s primary business objectives is to expand its lending activities, as they generally offer higher returns than our home lending group. The size of our loan portfolio has grown in recent years, partly due to the concentration placed on this objective by the Company.

The following consumer loan products are available through our banking centers:

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

At December 31, 2003, Flagstar’s consumer loan portfolio contained $141.0 million of second mortgage loans, $245.8 million of equity line loans, and $13.9 million of various other consumer loans such as personal lines of credit, and automobile loans. Consumer loans, including second mortgage loans, comprise 5.9% of the Company’s investment loan portfolio at December 31, 2003. Flagstar’s underwriting standards for a consumer loan include an analysis of the applicant’s payment history on other indebtedness and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. During 2003, the Company originated a total of $392.2 million in consumer loans versus the $586.8 million originated in 2002.

We also offer a full line of commercial loan products and banking services especially developed for our commercial customers through our banking centers and main office location. We concentrate on developing and maintaining strong client relationships with small and mid-sized companies. Our core commercial customers are companies with $5 million to $100 million in total sales. We offer the following commercial loan products:

–	business lines of credit, including warehouse lines of credit to other mortgage lenders,

–	working capital loans,

–	equipment loans, and

–	loans secured by real estate.

Commercial loans are made on a secured or unsecured basis. Collateral for secured commercial loans may be business assets, real estate, personal assets, or some combination thereof. Our decision to make a commercial loan is based on an evaluation of the borrower’s financial capacity, including such factors as income, other

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

BANKING OPERATIONS (continued)

indebtedness, credit history, company performance, and collateral. All loans on income-producing properties are evaluated by a qualified, certified appraiser to ensure that the appraised value of the property to be mortgaged or the enterprise value of the borrower satisfies the Company’s loan-to-value ratio requirements of no higher than 90%. The Company also generally requires a minimum debt-service ratio of 1.2 to 1. In addition, the Company considers the experience of the prospective borrower with similar properties, the creditworthiness and managerial ability of the borrower, the enforceability and collectibility of any relevant guarantees and the quality of the asset to be mortgaged. The Company officer processing the loan also generally performs various feasibility and income absorption studies in connection with the loan.

We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan that most often is acquired by the Company. Each extension or drawdown on the line is collateralized by a mortgage loan. These lines of credit are personally guaranteed by a qualified principal officer of the borrower. It is not a requirement that the loan collateralizing the borrowing be sold to Flagstar or that the borrower have a correspondent relationship with the Company.

The aggregate amount of warehouse lines of credit granted to other mortgage lenders was $2.0 billion of which $346.8 million was outstanding at December 31, 2003. At December 31, 2002 $1.1 billion in lines had been granted, of which $558.8 million was outstanding. At December 31, 2003, our commercial real estate loan portfolio totaled $548.4 million, or 8.0% of our investment loan portfolio. At December 31, 2003, our non-real estate commercial loan portfolio was $7.9 million, or 0.1% of our investment loan portfolio. During 2003, we originated $239.5 million commercial loans versus $190.5 million in 2002.

HOME LENDING OPERATIONS

Our HLG conducts its operations from our 99 banking centers and 128 home loan centers located in 25 states. Our largest concentration of offices is in southern Michigan, where we have 82 banking centers and 81 home loan centers. We also maintain 14 wholesale offices that conduct business with correspondent mortgage lenders nationwide. During 2003, we were one of the country’s top 20 largest mortgage loan originators.

The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. We originated or acquired $56.4 billion, $43.2 billion, and $33.0 billion of mortgage loans during the years ended December 31, 2003, 2002, and 2001, respectively. Each loan originated or acquired is for the purpose of acquiring or refinancing a one to four family residence and is secured by a first mortgage on the property. We offer traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to 30 years. The majority of our products conform to the respective underwriting guidelines established by FNMA, FHLMC, and GNMA. We also offer other residential mortgage loans that meet agency underwriting guidelines, but have other terms and conditions customized to meet the needs of the borrower.

As a part of our overall mortgage banking strategy, we securitize the majority of our mortgage loans through FNMA, FHLMC, or GNMA. We generally securitize our longer-term, fixed-rate loans while we invest in the shorter duration and adjustable rate product we originate. Securitization is the process by which mortgage loans we own are exchanged for mortgage-backed securities that are guaranteed by FNMA, FHLMC, or GNMA. These mortgage-backed securities are then sold to a secondary market investor. The

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

HOME LENDING OPERATIONS (continued)

servicing related to the sold loans is generally retained and later sold to other secondary market investors. We, for the most part, do not sell the servicing rights to loans originated within our retail market area. For further information see Notes 3, 4, 6, 7, and 12 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, herein.

Our written underwriting guidelines for mortgage loans employ a system of internal controls designed to maintain the quality of the mortgage loan portfolio. All mortgage loans are reviewed by an underwriter at our national headquarters or at one of our wholesale lending centers. We also contract underwriters employed by mortgage insurance companies to underwrite loans. Additionally, certain correspondents have delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter is warranted by the individual underwriter’s employer whether it be a mortgage company or a mortgage insurance company.

To further protect us from loss, we generally require that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property. In the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan is used. We require a lower loan-to-value ratio, and thus a higher down payment, for non-owner-occupied loans. In addition, all home mortgage loans originated are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.

We utilize three production channels to acquire mortgage loans. Each production channel produces a similar loan product and each loan acquired is underwritten by us or a contracted representative using the same underwriting standards.

     Wholesale

In a wholesale purchase transaction, we supply the funding for the transaction at the closing table. This is also known as “table funding”. The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from us. These brokers are serviced by our wholesale account executives. We have relationships with over 4,500 individual brokerage companies located in all 50 states. During 2003, we closed $32.0 billion utilizing this origination channel versus the $24.9 billion originated in 2002 and $18.2 billion originated in 2001. During 2003, 82.3% of loan originations in this category were for the refinance of an existing mortgage loan.

     Correspondent

In a correspondent purchase transaction, we acquire the loan after the mortgage company has funded the transaction. The mortgage company completes the whole origination process and we pay a servicing release premium plus a market price for the loan. These mortgage origination companies are also serviced by our wholesale account executives. We have relationships with over 1,000 individual mortgage origination companies located in all 50 states. During 2003, we closed $18.3 billion utilizing this origination channel

ITEM 1. BUSINESS (continued)

Business Strategy (continued)

HOME LENDING OPERATIONS (continued)

versus the $14.2 billion originated in 2002 and $11.8 billion originated in 2001. During 2003, 83.9% of loan originations in this category were for the refinance of an existing mortgage loan.

     Consumer Direct

In a consumer direct transaction, we originate the loan through one of our loan officers. We fund the transaction. We complete the whole origination process. This origination channel is the fastest growing segment of our home lending operation.

During 2003, we opened 36 new offices under our “My Net Branch” concept. In this process, the loan officer functions much like our wholesale channel. The loan officer operates his or her own office on a stand-alone basis. The office is responsible for all costs related to the individual office but in turn receives all fees collected in the origination process. We provide the office staff with accounting, legal, data processing, underwriting, and payroll services for a nominal fee in exchange for the delivery of the closed loan. The office staff is allowed to broker away a small portion of its originations when we do not provide the needed loan program to complete the transaction. During 2003, less than 5.3% of retail originations were not delivered into Flagstar loan products.

During 2003, we closed $6.1 billion utilizing this origination channel versus the $4.1 billion originated in 2002 and $3.0 billion originated in 2001. During 2003, 75.2% of loan originations in this category were for the refinance of an existing mortgage loan.

LOANS BY TYPE

The following table sets forth the Company’s investment loan portfolio at December 31, 2003, categorized as having fixed interest rates or adjustable interest rates.

	Fixed	Adjustable
	Rate	Rate	Total

	(In thousands)
Mortgage loans held for investment	$734,428	$4,743,772	$5,478,200
Second mortgage loans	141,010	—	141,010
Commercial real estate	472,465	75,927	548,392
Construction	58,323	—	58,323
Warehouse lending	—	346,780	346,780
Consumer	13,785	245,866	259,651
Non-real estate commercial	2,749	5,147	7,896

Total	$1,422,760	$5,417,492	$6,840,252

ITEM 1. BUSINESS (continued)

LOAN REPAYMENT SCHEDULE

The following table sets forth the scheduled principal payments of Flagstar’s loan portfolio at December 31, 2003, assuming that principal repayments are made in accordance with the contractual terms of the loans.

	Within	1 Year	2 Years	3 Years	5 Years	10 years	Over
	1 year	to 2 years	to 3 years	to 5 years	to 10 years	to 15 years	15 years	Totals

	(In thousands)
Mortgage loans held for investment	$90,774	$78,822	$77,646	$152,975	$371,025	$343,347	$4,259,122	$5,373,711
Second mortgage	4,554	4,406	4,263	8,248	19,280	16,147	83,235	140,133
Commercial real estate	45,265	41,530	38,104	69,920	145,958	85,749	122,121	548,647
Construction	57,731	—	—	—	—	—	—	57,731
Warehouse lending	346,780	—	—	—	—	—	—	346,780
Consumer	20,338	18,745	17,277	31,846	67,142	40,843	63,429	259,620
Non-real estate commercial	814	730	655	1,174	2,330	1,127	1,056	7,886

Total	$566,256	$144,233	$137,945	$264,163	$605,735	$487,213	$4,528,963	$6,734,508

          HOME LENDING AND THE INTERNET

We have always been a strong advocate of the Internet and its use within the mortgage origination process. During 2003, our customers were able to register loans, lock the interest rates on loans, check their in-process inventory, production statistics, and underwriting status through the Internet. During 2003, approximately 90% of all mortgage loans closed utilized the Internet as a communication tool and delivery system. During 2004, we will continue to utilize our research and development budget to streamline the mortgage origination process and bring service and convenience to our customers.

          CONSTRUCTION LENDING

We also engage in construction lending involving loans to individuals for construction of one-to-four family residential housing. These properties are primarily located in southern Michigan markets. These construction loans usually convert to permanent financing upon completion of construction. At December 31, 2003, our portfolio of loans held for investment included $58.3 million of loans secured by properties under construction, or 0.9% of total loans held for investment. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2003, the Company originated a total of $99.8 million in construction loans versus the $73.8 million originated in 2002 and $70.0 million originated in 2001.

ITEM 1. BUSINESS (continued)

ASSET QUALITY

We have implemented comprehensive internal asset review systems to provide for early detection of problem assets. Our asset classifications and the adequacy of our allowances for losses are analyzed quarterly based on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans that could cause a potential loss. Refer to the four schedules included hereafter (Pages 36 through 38), which set forth certain information about our non-performing assets. At December 31, 2003, we had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

Repurchased Assets. Although all of the loans we sell to the secondary market are done so on a non-recourse basis, we repurchased $46.3 million, $34.3 million, and $47.0 million in mortgage loans from secondary market investors during 2003, 2002, and 2001, respectively. Generally, for loans sold to the secondary market, we are responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2003, we had sold $144.1 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $34.1 billion, or 31.0%, larger than the $110.0 billion sold in the 60 months preceding December 31, 2002. A repurchase is required because of a loan’s delinquent status or its non-compliance with the underwriting or loan program guidelines that it was initially sold under. Losses attributable to these repurchased loans were $12.0 million, $6.8 million, and $4.0 million in 2003, 2002, and 2001, respectively. All of these loans were sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

The following schedule provides the amount of non-performing loans repurchased attributable to the year of origination:

Repurchased Assets

		Total
		non-performing
		repurchased	% of
Year	Total Loan Sales	loans	Sales

	(In thousands)
1999	$12,854,514	$15,158	0.12%
2000	7,982,200	21,824	0.27
2001	30,879,271	27,627	0.09
2002	40,495,894	7,971	0.02
2003	51,922,757	1,235	0.00

Totals	$144,134,636	$73,815	0.05%

At December 31, 2003 and 2002, the Company had $12.0 million and $10.4 million, respectively, of repurchased assets awaiting foreclosure.

Delinquent Loans. Residential property loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with

ITEM 1. BUSINESS (continued)

ASSET QUALITY (continued)

a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seeks credit counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that are more than 90 days delinquent. Such interest is recognized as income when collected. At December 31, 2003, we had $105.5 million in loans that were determined to be delinquent and $58.3 million which were determined to be non-performing and for which interest accruals had ceased. Of this $58.3 million, $55.2 million, or 94.7%, pertained to single-family mortgage loans. The following table displays delinquent loans as of December 31, (in thousands):

Days Delinquent	2003	2002

30	$32,215	$51,096
60	14,920	14,816
90	58,334	68,032

Total	$105,469	$133,944

Repossessed Assets. Real property that we acquire as a result of foreclosure proceedings is classified as “real estate owned” until it is sold. Our Foreclosure Committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker, sell the property directly to a third party, or sell it at auction. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2003, we had $36.8 million of repossessed assets.

Allowance for Loan Losses. The Company maintains an allowance against future losses inherent in the current investment loan portfolio. That loss allowance stands at $36.0 million at December 31, 2003. The allowance for loan losses at December 31, 2003 was recorded at a level based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and near-term projected economic conditions. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio, will not require increases in the allowance for loan losses.

Secondary Marketing Reserve. The Company maintains a reserve against future losses created by the repurchase of mortgage loans previously sold to the secondary market. That loss reserve totals $10.2 million at December 31, 2003. The reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

ITEM 1. BUSINESS (continued)

SOURCES OF FUNDS

We have deposits of $5.7 billion at December 31, 2003. These deposits represent the principal funding source for our lending and investing activities. We also derive funds from operations, loan principal payments, loan sales, advances from the FHLB, money held in escrow, and the capital markets.

DEPOSIT ACTIVITIES. We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to 10 years, and savings accounts and money market accounts. We primarily rely upon our network of banking centers, their strategic location, the quality and efficiency of our customer service, and our pricing policies to attract deposits.

The following table sets forth information relating to the Company’s total deposit flows for each of the years indicated:

	For the years ended December 31,
	2003	2002	2001	2000	1999

	(In thousands)
Beginning deposits	$4,373,889	$3,608,103	$3,407,965	$2,260,963	$1,923,370
Interest credited	138,625	126,977	191,595	179,488	112,493
Net deposit increase	1,167,653	638,809	8,543	967,514	225,100

Total deposits at the end of the year	$5,680,167	$4,373,889	$3,608,103	$3,407,965	$2,260,963

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. The FHLB generally permits advances up to 50% of a company’s “adjusted assets”, which are defined as assets reduced by outstanding advances. At December 31, 2003, our advances from the FHLB totaled $3.2 billion, or 44.3% of adjusted assets.

LOAN PRINCIPAL PAYMENTS. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $4.6 billion during 2003, an increase of $1.9 billion, or 70.4%, when compared with the $2.7 billion received in 2002. This large amount of principal repayments was attributable to the continued low interest rate environment for the past two years.

LOAN SALES. As part of our home lending operation, we originate loans and then sell those loans to other investors. Sales of mortgage loans totaled $51.9 billion, or 92.1% of originations in 2003, compared to $40.5 billion, or 93.8% of originations, in 2002. The sales recorded during 2003 were higher than in 2002 because of the higher origination volume in 2003.

MONEY HELD IN ESCROW. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. Amounts held in escrow decreased from $743.4 million at December 31, 2002, to $653.7 million at December 31, 2003. Although funds held in escrow decreased, the amount of total residential mortgage loans we serviced increased from $35.4 billion at December 31, 2002, to $42.0 billion at December 31, 2003. This decrease is the result of timing differences of when funds are transferred to the various investors, insurance entities, and the government taxing authorities.

CAPITAL MARKETS. Through December 31, 2003, we have completed three public offerings and three private debt offerings. These offerings provided funds that increased the regulatory capital of the Bank.

ITEM 1. BUSINESS (continued)

SUBSIDIARY ACTIVITIES

We conduct business through a number of wholly-owned subsidiaries in addition to the Bank. Our additional subsidiaries include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Title Insurance Agency, Inc. (“Title”), Flagstar Statutory Trust II (“Trust II”), Flagstar Statutory Trust III (“Trust III”), Flagstar Statutory Trust IV (“Trust IV”) and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust II is a Connecticut statutory trust that issued $25 million of trust preferred securities in a privately placed transaction completed in December 2002. Trust III and Trust IV are Delaware statutory trusts that each issued $25 million of trust preferred securities in privately placed transactions in February 2003 and March 2003, respectively. Title is a real estate title insurance agency that operates primarily in the state of Michigan.

Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of trust preferred securities to the general public in an initial public offering. On January 21, 2004, we notified the public in a press release that we would redeem all of the preferred securities on April 30, 2004.

The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Flagstar Intermediate Holding Company (“Holding”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar LLC (“LLC”).

Flagstar Capital was a subsidiary of Holding and had issued publicly-owned preferred stock (NYSE: FBC-P) and was a real estate investment trust whose common stock was owned solely by Holding. On June 30, 2003, we redeemed all of the preferred stock and Flagstar Capital was dissolved shortly thereafter.

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

Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “S-O Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence,

ITEM 1. BUSINESS (continued)

LEGISLATIVE, LEGAL AND REGULATORY DEVELOPMENTS (continued)

certain permitted non-audit services being provided to an audit client will require preapproval by a company’s audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.

The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company’s “registered public accounting firm.” Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” and if not, why not. Under the S-O Act, a “registered public accounting firm” is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading.

The board is determined to continue a corporate governance structure that meets or exceeds the requirements of the Sarbanes-Oxley Act.

NYSE. Also during 2003, the New York Stock Exchange (the “NYSE”) adopted numerous corporate governance rules intended to address a heightened public perception of shortcomings in corporate accountability among public companies generally. These rules, affect the Company because its common stock is listed on the NYSE under the symbol “FBC.” These rules include ensuring that a majority of a board of directors are independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications. The Company will need to be in compliance with these new rules as of the date of its 2004 annual meeting of shareholders.

USA Patriot Act. The President of the United States signed the USA PATRIOT Act into law on October 26, 2002. The USA PATRIOT Act establishes a wide variety of new and enhanced ways of combating international terrorism. The provisions that affect national banks (and other financial institutions) most directly are contained in Title III of the act. In general, Title III amends current law — primarily the Bank Secrecy Act — to provide the Secretary of Treasury (“Treasury”) and other departments and agencies

ITEM 1. BUSINESS (continued)

LEGISLATIVE, LEGAL AND REGULATORY DEVELOPMENTS (continued)

of the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.

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

COMPETITION

Based on total assets at December 31, 2003, we are the largest savings institution headquartered in Michigan. We face substantial competition in attracting deposits at our banking centers. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of banking centers.

Our competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.

PERSONNEL

At December 31, 2003, we had 3,512 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, a deferred compensation plan, and a 401K savings and investment plan. We consider our employee relations to be excellent.

ITEM 1. BUSINESS (continued)

EXECUTIVE OFFICERS

Name and Age	Position(s) Held in 2003

Thomas J. Hammond, 60	Chairman of the Board of the Company and the Bank
Mark T. Hammond, 38	Chief Executive Officer and President of the Company and the Bank
Michael W. Carrie, 49	Executive Director, Treasurer, and Chief Financial Officer of the Company and the Bank
Kirstin Hammond, 38	Executive Director of the Company and the Bank
Robert O. Rondeau, Jr., 38	Executive Director of the Company and the Bank

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

Michael W. Carrie has served as an Executive Director of the Company and the Bank since 2003, an Executive Vice President of the Company and the Bank since 1995, Chief Financial Officer of the Company and the Bank since 1993, and Treasurer of the Company since 1993 and the Bank since 2002.

Kirstin Hammond has served as an Executive Director of the Company and the Bank since 2003, an Executive Vice President of the Bank since 1999 and of the Company since 2002 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark T. Hammond, the President and Chief Executive Officer, and the daughter-in-law of Thomas J. Hammond, the Chairman of the Board.

Robert O. Rondeau, Jr. has served as an Executive Director of the Company and the Bank since 2003, an Executive Vice President of the Bank since 1999 and of the Company since 2002 and as an employee of the Bank since 1996. Mr. Rondeau is the son-in-law of Thomas J. Hammond, the Chairman of the Board.

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

Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating/ Corporate Governance Committee and (iii) Code of Business Conduct and Ethics are available at www.flagstar.com. Copies will also be provided to any stockholder upon written request to Flagstar Bancorp, Inc., Investor Relations, 5151 Corporate Drive, Troy, MI 48098. None of the information posted on our website is incorporated by reference into this Form 10K. The Company will have this information available by the date of its 2004 annual meeting of shareholders.

ITEM 2. PROPERTIES

We operate from 99 banking centers and 128 home lending centers in 25 states. We also maintain 14 wholesale lending offices. We own the buildings and land for 32 of our offices, own the building but lease the land for one of our offices, and lease the remaining 208 offices. The buildings with leases have lease expiration dates ranging from 2004 to 2017. At December 31, 2003, the total net book value of all of our offices and land was approximately $104.7 million.

Our national headquarters facility and executive offices are located in Troy, Michigan. Substantially all of the operational support departments related to the home lending operation are housed in this facility. The majority of the staff that supports the banking operation is housed at our owned facility in Jackson, Michigan.

We utilize a highly sophisticated server-based data processing system. At December 31, 2003, the net book value of our computer related equipment (including both hardware and software) was approximately $65.5 million.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are parties to various legal proceedings incident to our business. At December 31, 2003, there were no legal proceedings that we anticipate would have a material adverse effect on the Company. See Note 18 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

Our common stock began trading on the New York Stock Exchange in July 2001. The trading symbol is FBC. Prior to July 2001, the common stock traded on the Nasdaq Stock Market under the symbol: FLGS. At March 1, 2004, there were 60,730,466 shares of our common stock outstanding.

QUARTERLY STOCK PRICE/ DIVIDEND INFORMATION

The following table summarizes the Company’s common stock price and dividend activity for:

	Highest	Lowest		Price/	Dividends
	Closing	Closing	Closing	Earnings	Declared in
Period Ending	Price(2)	Price(2)	Price(2)	Ratio(1)	the Period

December 2003	$24.80	$21.01	$21.42	5.0x	$0.150
September 2003	26.41	19.14	22.95	4.7x	0.150
June 2003	24.71	13.23	24.45	5.7x	0.100
March 2003	13.38	11.00	13.19	4.7x	0.050
December 2002	10.98	8.68	10.80	5.2x	0.080
September 2002	11.95	9.25	10.35	5.0x	0.030
June 2002	12.87	8.13	11.55	6.7x	0.027
March 2002	7.87	6.37	7.76	4.8x	0.023
December 2001	8.04	6.42	6.71	7.8x	0.023

(1)	Based on most recent 12 month earnings per share and end-of-period stock prices.

(2)	The market quotations reflect inter-dealer prices, without retail markup, mark down or commission and may not necessarily represent actual transactions.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2003 that have been approved by stockholders.

	Number of Securities	Weighted-average	Number of Securities
	To Be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

1997 Stock Option Plan	5,425,870	$7.87	181,070
2000 Incentive Stock Plan	—	—	611,575

Total	5,425,870	$7.87	792,645

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Options” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the years ended December 31,
	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Summary of Consolidated Statements of Earnings:
Interest income	$511,185	$450,112	$438,771	$381,635	$238,670
Interest expense	308,483	263,880	325,041	290,127	173,732

Net interest income	202,702	186,232	113,730	91,508	64,938
Provisions for losses	20,081	27,126	25,572	5,802	5,184

Net interest income after provisions for losses	182,621	159,106	88,158	85,706	59,754
Other income	457,761	234,421	205,419	60,580	79,868
Operating and administrative expenses	249,275	222,274	164,710	100,992	80,429

Earnings before income tax provision	391,107	171,253	128,867	45,294	59,193
Provision for income taxes	136,755	60,626	45,927	16,360	20,772

Earnings before a change in accounting principle	254,352	110,627	82,940	28,934	38,421
Cumulative effect of a change in accounting principle	—	18,716	—	—	—

Net earnings	$254,352	$129,343	$82,940	$28,934	$38,421

Earnings per share before a change in accounting principle
Basic	$4.25	$1.90	$1.50	$0.53	$0.63
Diluted	$3.99	$1.79	$1.39	$0.53	$0.61
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	$0.32	—	—	—
Diluted	—	$0.30	—	—	—

Net earnings per share — basic	$4.25	$2.22	$1.50	$0.53	$0.63
Net earnings per share — diluted	$3.99	$2.09	$1.39	$0.53	$0.61

Dividends per common share	$0.50	$0.12	$0.09	$0.09	$0.08
Summary of Consolidated Statements of Financial Condition:
Total assets	$10,570,193	$8,212,786	$6,636,797	$5,772,623	$4,316,201
Loans receivable	9,599,803	7,287,338	5,911,875	5,242,140	3,824,752
Mortgage servicing rights	260,128	230,756	168,469	106,425	131,831
Total deposits	5,680,167	4,373,889	3,608,103	3,407,965	2,260,963
FHLB advances	3,246,000	2,222,000	1,970,505	1,733,345	1,477,000
Stockholders’ equity	654,683	418,946	291,488	196,830	185,714
Other Financial and Statistical Data:
Tangible capital ratio	7.44%	6.73%	6.13%	5.31%	6.76%
Core capital ratio	7.44%	6.73%	6.13%	5.32%	6.80%
Total risk-based capital ratio	13.47%	12.01%	11.44%	10.30%	13.16%
Equity-to-assets ratio (at the end of the period)	6.19%	5.10%	4.39%	3.41%	4.30%
Equity-to-assets ratio (average for the period)	5.30%	5.09%	3.75%	3.62%	4.69%
Book value per share	$10.79	$7.08	$5.08	$3.68	$3.21
Shares outstanding	60,675	59,190	57,420	53,530	58,010
Average shares outstanding	59,811	58,350	55,446	54,690	61,016
Mortgage loans originated or purchased	$56,378,151	$43,192,312	$32,996,998	$9,865,152	$14,550,258
Mortgage loans sold	51,922,757	40,495,894	30,879,271	7,982,200	12,854,514
Mortgage loans serviced for others	30,395,079	21,586,797	14,222,802	6,644,482	9,519,926
Capitalized value of mortgage servicing rights	0.86%	1.07%	1.18%	1.60%	1.38%
Interest rate spread	2.00%	2.74%	1.82%	1.76%	1.85%
Net interest margin	2.21%	2.87%	1.94%	1.91%	2.02%
Return on average assets	2.52%	1.79%	1.31%	0.56%	1.05%
Return on average equity	47.58%	37.14%	34.98%	15.47%	21.37%
Efficiency ratio	37.7%	52.8%	51.6%	66.4%	55.5%
Net charge off ratio	0.35%	0.50%	0.40%	0.20%	0.22%
Ratio of allowance to investment loans	0.53%	0.95%	0.88%	0.38%	0.95%
Ratio of non-performing assets to total assets	1.01%	1.50%	1.89%	1.47%	1.43%
Ratio of allowance to non-performing loans	61.7%	55.5%	33.8%	24.6%	43.7%
Number of banking centers	99	87	71	52	35
Number of home loan centers	128	92	69	42	38
Number of wholesale offices	14	14	15	15	16

Note —	All per share data has been restated for the 2 for 1 stock split on May 15, 2003 and for the 3 for 2 stock splits completed on May 31, 2002 and July 13, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROFILE AND INTRODUCTION

Flagstar Bancorp (“Flagstar” or the “Company”) is a Michigan-based thrift holding company founded in 1993. Our stock is traded on the New York Stock Exchange under the symbol “FBC”. Our primary subsidiary is Flagstar Bank, fsb (the “Bank”) a federally chartered stock savings bank.

We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our banking group and our home lending group. Each operation is linked to one another in many aspects of their respective businesses but is indeed separate.

Our banking group (“BG”) collects deposits from the general public and local government agencies at 99 banking centers located throughout southern Michigan and Indiana. We also collect certificates of deposit through secondary market offerings and solicit business through our Internet branch located at www.flagstar.com. We also acquire advances from the Federal Home Loan Bank of Indianapolis. We invest these funds in a variety of consumer and commercial loan products offered to the general public.

Our primary investment vehicle is single-family mortgage loans originated or acquired by our Home Lending Group (“HLG”).

The HLG acquires single-family mortgage loans on a wholesale basis nationally. We also originate single-family loans on a retail basis from 128 offices in 25 states. We also have mortgage loan personnel in 22 banking centers located in Michigan. Our wholesale division operates from 14 regional offices across the country. In order to originate or acquire these loans, the HLG utilizes funds provided by the BG. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. Mortgage-backed securities are issued through FNMA, FHLMC, and GNMA. We sell primarily conforming originations on a servicing-retained basis and generally sell the mortgage servicing rights in a separate secondary market transaction.

We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one banking center. Our roots come from our core operation that was once a mid-sized regional mortgage banking company. In mid-1994, we acquired Security Savings Bank, an eight branch savings bank headquartered in Jackson, Michigan. Since that acquisition, we have been focused on growing our banking operation. The revenue stream created by a banking operation was sought to counter the cyclical operating results of our home lending operation.

Today, our assets total $10.6 billion. During 2003, our BG contributed 25% of net earnings and provided an approximate return on allocated equity of 21.22%. This achievement was overshadowed by the 75% contribution by the mortgage group. The HLG returned 73.01% return on allocated equity. The overall return by the Company equaled a 47.6% return on average equity and a 2.52% return on average assets. During 2003, the Company increased its asset base 29%, its deposit portfolio by 30%, its banking center locations by 13%, its home loan centers 39%, and its total equity position by 56%. Our goal over the next five years is to double the number of our banking centers and home lending centers and to continue to increase our market share within the markets we serve.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROFILE AND INTRODUCTION (continued)

Toward this goal, during 2004, we expect to expand the banking center network by adding 25 new banking centers and we project the amount of new home loan centers will expand by 64. This large expansion will allow us to continue to grow our deposit base and our loan originations.

Our ability to sustain this rate of growth on a long-term basis is dependent upon a number of factors, some of which are beyond our control. For instance, our record growth in earnings in 2002 and 2003 was due to a significant increase in our loan sale activity. These loan sales were the result of the unusually low mortgage rate environment in the United States during the period. Any sudden or prolonged increase in these rates will reduce our income from these sales. Primarily because of interest rate movements, for instance, our loan sale income fluctuated, from $17.2 million in 2000 to $191.7 million in 2001, $192.6 million in 2002, and $357.3 million in 2003. In turn, our return on equity was affected, improving from 15.47% in 2000 to 34.98% in 2001, increasing again to 37.14% in 2002 and increasing again to 47.58% in 2003.

Further, our operating and administrative expenses increased in 2002 and 2003 to support the increase in loan sale activity. While this has allowed us to develop and maintain an efficient wholesale loan operation intended to handle a large volume of loans, our ability to increase operational efficiency will become limited over time. Our efficiency ratio (the percentage of each dollar of revenue that is paid in expenses) was 66.4% in 2000, improving to 51.6% in 2001 and then worsening to 52.8% in 2002. It has since improved to 37.7% for the year ended December 31, 2003. If the volume of loans declines and we do not correspondingly reduce our operating and administrative expenses in a prompt manner, we will suffer a reduction in net income.

RESULTS OF OPERATIONS

During 2003, Flagstar enjoyed its most profitable year ever. During the year corporate records were set for every category of growth, earnings, and loan production. The Company, for the third year in a row was the most profitable publicly traded financial institution with a market capitalization over $1.0 billion, from a return on average equity perspective. The Company’s return on average equity was 47.6%, 37.1% and 35.0% for the years ended December 31, 2003, 2002 and 2001, respectively.

Flagstar’s net earnings totaled $254.4 million ($3.99 per share — diluted) for the year ended December 31, 2003, compared to $129.3 million ($2.09 per share — diluted) in 2002, and $82.9 million ($1.39 per share — diluted) in 2001. The 2003 earnings constituted a 96.8% increase in profitability versus 2002.

The primary reason for these exceptional results were the amount of mortgage loan originations and subsequent loan sales completed during both periods. Gains on the sale of mortgage loans accounted for 54.1% and 45.8% of revenues during 2003 and 2002, respectively. Both origination volumes constituted corporate records. The origination levels were a product of the interest rate environment experienced during both periods. The lower interest rate environment prevalent during 2002 and 2003 is not expected to continue. In 2004, earnings are expected to decrease as much as 40%, according to the earnings guidance previously announced by the Company. The expected reduction is based on the assumption that interest rates will rise during 2004.

In the fourth quarter of 2003, loan originations dropped 51.3% from $16.0 billion in the third quarter to $7.8 billion. In conjunction with this slowdown the Company undertook a right-sizing of its HLG back room

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

support operations. This restructuring of the operation staff resulted in the removal of over 700 temporary, contract, seasonal, and full-time staff members. The Company does not intend to adjust its staff any further.

In 2003, the Company also recorded a record amount of net interest income. This achievement was the product of the 30.7% increase in the earning asset portfolio. In 2004, the Company expects to expand its earning asset portfolio an additional 30%. Although this growth will come from the origination of intermediate adjustable-rate mortgages and other consumer and commercial loan products, there is no guarantee that a sufficient amount of loan product will be available at yields and durations that will satisfy the Company’s asset and liability strategy. This growth in the investment loan portfolio will allow management to continue to grow the net interest income of the Company. This projected growth is expected to generate approximately $22.0 million of net revenue, an increase of approximately $0.22 per share-diluted. Management believes the funding for this expansion will come from an expansion of each of the Company’s main funding sources. There is no guarantee that management will be able to garner the needed duration specific liabilities.

At December 31, 2003, the Company’s loans serviced for others portfolio was at an all-time high of $30.4 billion. This portfolio is expected to produce positive results during 2004. In 2003, the loans serviced for others portfolio generated a net loss of $18.6 million. During the fourth quarter, the portfolio accounted for $12.5 million in net revenues. During 2004, this MSR portfolio is projected to generate over $50.5 million of net revenue, a turn-around of approximately $0.70 per share-diluted. At December 31, 2003, the MSR portfolio had a fair value $150.5 million greater than its current book value. As interest rates rise, the fair value of this portfolio increases. Over the past five years, the Company has sold 75% of the MSRs it has originated. A sale of any of this portfolio will decrease the recurring earnings attainable in the future, but will create a net gain from the sale.

SEGMENT REPORTING

The Company’s operations are broken down into two business segments: home lending and banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn spread income. On the other hand, the home lending operation involves the origination, packaging, and sale of mortgage loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group.

BANKING OPERATIONS

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. The Company operated a network of 99 banking centers at December 31, 2003. Throughout 2003, the Company has focused on expanding its banking center network in these markets in order to increase its access to depositors. At June 30, 2003, the Company maintained a 4% market share in

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BANKING OPERATIONS (continued)

the state of Michigan and a 2% deposit share in the state of Indiana. The banking operation also provides banking services to the Company’s home loan customers in both Michigan and Indiana.

In each successive period the banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis since 1994. The result has been that each year revenues and expenses related to this operation have increased. During 2003 and 2002, revenues increased 33.1% and 65.1%, respectively, while pre-tax earnings increased 18.0% in 2003 and 104.3% in 2002, respectively. Additionally, identifiable assets increased 79.2% in 2003 and increased 44.8% in 2002, respectively.

The primary reason for the increases in revenue is the corresponding increases in the amount of earning assets funded by retail deposits. This increase is tied to the expansion of the banking center network. Further expansion of the deposit banking center network is planned. During 2002 and 2003, the Company opened 16 and 12 banking centers, respectively. During 2004, the Company has plans to open an additional 25 banking centers.

We do not expect that we will have an immediate increase in retail deposits by opening new facilities. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances, municipal and wholesale funds providing sufficient operational funding in the interim.

At December 31, 2003, the Company operated 36 banking centers in metropolitan Detroit. These banking centers had average deposits of $41.4 million. These facilities have an average maturation of 31 months. Eight of these facilities are part of our in-store program. During 2004, the Company plans to open 14 facilities in this market. There are no in-store banking centers planned in this market.

At December 31, 2003, the Company operated 8 banking centers in metropolitan Indianapolis. These banking centers had average deposits of $17.2 million. These facilities have an average maturation of 30 months. Six of these facilities are part of our in-store program. During 2004, the Company plans to open 3 new facilities in this market. There are no in-store banking centers planned in this market.

The 16 banking centers in Indiana were all opened within the past four years.

At December 31, 2003, the Company operated 35 banking centers under its in-store program. Thirty-two of these banking centers are located in Wal-Mart superstores. While 14 of the in-store banking centers were located in Indiana, 21 were located in Michigan communities. The Company expects to open two more Wal-Mart facilities in 2004. The in-store banking centers had an average deposit portfolio of only $16.3 million compared with the remainder of the banking centers which had average deposits of $48.5 million. The largest in-store branch had a deposit portfolio of $47.4 million. The eight in-store banking centers in the Detroit metropolitan area had average deposits of $18.8 million while, the six in-store banking centers in the metropolitan Indianapolis marketplace had average deposits of $19.9 million. Of the 35 banking centers, 11 banking centers had deposits of less than $10.0 million. The average age of the in-store banking centers was 34 months at December 31, 2003.

Each of the in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. By relying upon

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

BANKING OPERATIONS (continued)

in-store banking centers to expand our retail banking center network, we avoid the significant building costs of free-standing banking centers while obtaining marketing exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our free-standing banking centers.

Forty-seven of the Company’s banking centers were opened within the past three years.

Despite the Company’s growing banking operation and the large number of banking centers that are not mature, the banking operation was responsible for 31.6% of revenues and 25.7% of pre-tax earnings in 2003. During the fourth quarter, the banking operation was responsible for 44.3% of revenues and 53.8% of pre-tax earnings. During 2002, the banking operation was responsible for 37.2% of revenues and 49.7% of pre-tax earnings. The banking operation’s identifiable assets averaged 70% of the Company’s total assets during 2003 and 2002. During 2003, the return on average attributable assets and average attributable equity was 0.85% and 21.22%, respectively.

HOME LENDING OPERATIONS

The home lending operation provides a much more volatile source of earnings. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The Company has continued to expand its operations which is evident when one views the level of purchased money mortgage originations made in each successive year.

The following table shows in each successive year the amount (in thousands) and percentage of both refinance and purchase money mortgages originated during each respective year:

Year	Originated	Purchase	%	Refinance	%

2003	$56,378,151	$7,272,308	12.9	$49,105,843	87.1
2002	43,192,313	8,034,177	18.6	35,158,136	81.4
2001	32,996,998	7,130,161	21.6	25,866,837	78.4
2000	9,865,152	6,098,252	61.8	3,766,900	38.2
1999	14,550,258	6,178,246	42.5	8,372,012	57.5
1998	18,852,884	5,442,767	28.9	13,410,117	71.1
1997	7,873,099	4,079,583	51.8	3,793,516	48.2
1996	6,791,665	3,714,333	54.7	3,077,332	45.3

Flagstar’s home lending activity consists primarily of the origination or purchase of mortgage loans from the originating lender. Flagstar conducts the wholesale portion of its home lending operation through a network of correspondent lenders consisting of banks, thrifts, mortgage companies, and mortgage brokers. This mortgage banking network conducts home lending operations nationwide. The Company also originates a significant amount of mortgage loans on a retail basis. These mortgage loans, the majority of which are subsequently sold in the secondary mortgage market, conform to the underwriting standards of FNMA, FHLMC, or GNMA.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HOME LENDING OPERATIONS (continued)

The home lending operation was responsible for 68.4% of revenues and 74.3% of pre-tax earnings in 2003. During 2002, the home lending operation produced 50.3% of the pre-tax earnings of the Company. The home lending operation’s identifiable assets averaged 30% of the Company’s total assets during 2003 and 2002.

The home lending operation also involves the servicing of mortgage loans for others and the sale of MSRs into the secondary market. During 2003, the Company serviced a portfolio of mortgage loans that averaged $26.4 billion. The portfolio generated revenue of $104.4 million. This revenue stream was offset by the amortization of $123.0 million in previously capitalized value. During a period of falling or low interest rates, the Company must increase the amortization of the capitalized value of the portfolio because of payoffs and refinances.

The earnings volatility inherent in the home lending operation is apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2003 and 2002, revenues increased 70.5% and 18.2%, respectively, while pre-tax earnings increased 233.4% and decreased 1.2%, respectively. During 2003, return on average attributable assets and average attributable equity was 4.14% and 73.01%, respectively. In periods of low or falling interest rates the Company will increase the amount of loan originations and subsequent sale revenue but will also increase the amount of amortization on the capitalized servicing asset. In a rising or higher interest rate, loan originations and sales will slow and the amount of amortization of the MSR asset will also slow. The net increase in the amount of net servicing revenue will not offset the amount of lost revenue from loans sales.

The future revenue, earnings, and profitability of this operation are fully dependent on production volumes, servicing portfolio balances, and the interest rate environment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

HOME LENDING OPERATIONS (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s banking and home lending operations. See Note 24 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Banking Operations

	At or for the years ended December 31,
	2003	2002	2001

	(In thousands)
Revenues	$208,579	$156,660	$94,900
Earnings before taxes	100,447	85,130	41,669
Identifiable assets	8,466,397	4,725,609	3,264,606

Home Lending Operations

	At or for the years ended December 31,
	2003	2002	2001

	(In thousands)
Revenues	$451,884	$265,043	$224,248
Earnings before taxes	290,660	86,123	87,198
Identifiable assets	3,353,796	4,117,393	4,034,033

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NET INTEREST INCOME

During each of the last three years, there has been an increased level of revenue attributable to net interest income. The level of net interest income reported by the Company is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates.

At December 31, 2003, approximately $2.8 billion of the Company’s earning assets are long-term mortgage loans it has originated and is currently preparing to sell. These mortgage loans are sold upon their conversion to a mortgage-backed security, usually within 90 days. These loans are being funded with short-term liabilities. Typically, there is a spread between the long-term rates associated with the mortgage loans and the short-term rates associated with the funding source. During 2003, the spread widened in the first half of the year but tightened as the year progressed. The spread between these mortgages and these short-term funds stood at approximately 4.00% at year-end. This arbitrage was the single largest asset that affected the Company’s interest margin.

     2003

During 2003, the Company recognized $202.7 million in net interest income, which represents an increase of 8.9% compared to the $186.2 million reported in 2002. Net interest income represented 30.6% of the Company’s total revenue in 2003 as compared to 44.1% in 2002. The increase in 2003 was mainly driven by the $2.7 billion, or 41.5%, increase in average earning assets.

During 2003, the interest rate margin decreased to 2.21%, from 2.87%. The yield earned on the Company’s earning assets decreased from 6.93% during 2002 to 5.58% in 2003, a 1.35% decrease that was greater than the related decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 4.19% in 2002 to 3.58% during 2003.

     2002

The 2002 total of $186.2 million in net interest income represented an increase of 63.7% when compared to the $113.7 million reported in 2001 and totaled 44.1% of 2002 revenue. The 2002 increase was primarily attributable to a $636.5 million increase in average earning assets.

During 2002, the interest rate margin increased to 2.87%, from 1.94%. The yield earned on the Company’s earning assets decreased from 7.49% during 2001 to 6.93% in 2002, but was offset by a decrease in the cost of interest-bearing liabilities from 5.67% in 2001 to 4.19%.

     2001

The 2001 total of $113.7 million in net interest income represented an increase of 24.3% when compared to the $91.5 million reported in 2000 and totaled 34.8% of 2001 revenue. The 2001 increase was primarily attributable to a $1.1 billion increase in average earning assets.

During 2001, the interest rate margin was 1.94%. The yield earned on the Company’s earning assets decreased from 7.97% during 2000 to 7.49% in 2001, and was offset by a decrease in the cost of interest-bearing liabilities from 6.21% in 2001 to 5.67%.

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

	For the years ended December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)
Interest-earning assets:
Loans receivable, net	$8,688,840	$497,406	5.72%	$6,190,182	$439,819	7.11%	$5,639,266	$424,868	7.53%
FHLB stock	170,313	8,117	4.77	137,881	8,316	6.03	115,777	8,580	7.41
Other	309,084	5,662	1.83	165,204	1,977	1.20	101,747	5,323	5.23

Total	9,168,237	$511,185	5.58%	6,493,267	$450,112	6.93%	5,856,790	$438,771	7.49%
Other assets	921,163			727,423			458,767

Total assets	$10,089,400			$7,220,690			$6,315,557

Interest-bearing liabilities:
Deposits	$5,310,614	$138,625	2.61%	$3,868,902	$126,977	3.28%	$3,449,462	$191,595	5.55%
FHLB advances	2,711,119	127,044	4.69	2,179,060	115,345	5.29	2,076,400	116,957	5.63
Other	613,635	42,814	6.98	250,322	21,558	8.61	202,633	16,489	8.14

Total interest-bearing liabilities	8,635,368	$308,483	3.58%	6,298,284	$263,880	4.19%	5,728,495	$325,041	5.67%
Other liabilities	919,406			574,171			349,933

Stockholders equity	534,626			348,235			237,129

Total liabilities and Stockholders equity	$10,089,400			$7,220,690			$6,315,557

Net interest-earning assets	$532,869			$194,983			$128,295

Net interest income		$202,702			$186,232			$113,730

Interest rate spread			2.00%			2.74%			1.82%

Net interest margin			2.21%			2.87%			1.94%

Ratio of average interest-Earning assets to Interest-bearing liabilities			106%			103%			102%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RATE/ VOLUME ANALYSIS

The following table presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented in the preceeding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

	For the years ended December 31,

	2003 versus 2002			2002 versus 2001
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
	Rate	Volume	Total	Rate	Volume	Total

	(In millions)
EARNING ASSETS:
Loans receivable, net	$(120.1)	$177.7	$57.6	$(26.0)	$41.0	$15.0
FHLB stock	(2.2)	2.0	(0.2)	(1.9)	1.6	(0.3)
Other	2.0	1.7	3.7	(6.6)	3.3	(3.3)

Total	$(120.3)	$181.4	$61.1	$(34.5)	$45.9	$11.4
INTEREST-BEARING LIABILITIES:
Total deposits	$(35.7)	$47.3	$11.6	$(87.8)	$23.2	$(64.6)
FHLB advances	(16.4)	28.1	11.7	(7.4)	5.7	(1.7)
Other	(10.0)	31.3	21.3	1.2	4.0	5.2

Total	$(62.1)	$106.7	$44.6	$(94.0)	$32.9	$(61.1)

Change in net interest income	$(58.2)	$74.7	$16.5	$59.5	$13.0	$72.5

PROVISION FOR LOAN LOSSES

During 2003, the Company recorded a provision for loan losses of $20.1 million. The provision was made to accommodate losses in the current portfolio. Net charge-offs in 2003 totaled $21.8 million compared to $17.1 million and $12.2 million in 2002 and 2001, respectively. Net charge-offs in 2003 totaled 0.35% of average investment loans compared to 0.50% and 0.40% in 2002 and 2001 respectively. During 2003, the entire provision was utilized to offset the increase in loan charge-offs, whereas in 2002 and 2001, $10.0 million and $13.4 million were allocated to increase the loan allowance.

During 2003, management reclassified the amount of losses attributable to loans repurchased from secondary market investors. These losses are due to breaches of a loan’s representations and warranties issued in conjunction with previous loan sales to a separate category of loss. These losses are now being reported within the net gain on loan sales because such losses properly offset any gains related to loan sales activity in the HLG. Accordingly, the provision for loan losses now includes only increases for new loans deemed uncollectible. Prior year reporting has been adjusted to reflect this change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST INCOME

Flagstar’s non-interest income totaled $457.8 million for the year ended December 31, 2003, compared to $234.4 million in 2002 and $205.4 million in 2001. The 2003 results constitute a 95.3% increase over 2002 and the 2002 results reflect an 14.1% increase from 2001. The major change from year-to-year is due to the increases in net gains on loan sales.

Loan Administration

The volatility in this revenue source is the result of the changes in the levels of prepayment-induced amortization recorded on the mortgage servicing rights portfolio (“MSR”) and the changes in the average volume of loans serviced for others during the respective periods.

     2003

The Company’s loan servicing operation produced negative net fee income from the loans it serviced for others of $18.6 million for the year ended December 31, 2003.

During 2003, the volume of loans serviced for others averaged $26.4 billion, a 69.2% increase over the 2002 average servicing portfolio of $15.6 billion. During 2003, the Company recorded $104.4 million, or 39.5 basis points (0.395%), in fee revenue. The fee revenue recorded in 2003 was offset by $123.0 million of MSR amortization. During 2003, the amount of loan principal payments and payoffs received on serviced loans equaled $10.0 billion, a 203.0% increase over 2002’s total of $3.3 billion.

     2002

The Company’s loan servicing operation produced negative net fee income from the loans it serviced for others of $4.3 million for the year ended December 31, 2002.

During 2002, the volume of loans serviced for others averaged $15.6 billion, a 79.3% increase over the 2001 average servicing portfolio of $8.7 billion. During 2002, the Company recorded $58.3 million, or 37.4 basis points (0.374%), in fee revenue. The fee revenue recorded in 2002 was offset by $62.6 million of MSR amortization. During 2002, the amount of loan principal payments and payoffs received on serviced loans equaled $3.3 billion, a 135.7% increase over 2001’s total of $1.4 billion.

     2001

The Company’s loan servicing operation produced negative net fee income from the loans it serviced for others of $14.9 million for the year ended December 31, 2001.

During 2001, the volume of loans serviced for others averaged $8.7 billion, an 8.8% increase over the 2000 average servicing portfolio of $8.0 billion. During 2001, the Company recorded $30.6 million, or 35.1 basis points (0.351%), in fee revenue. The fee revenue recorded in 2001 was offset by $45.5 million of MSR amortization. During 2001, the amount of loan principal payments and payoffs received on serviced loans equaled $1.4 billion, a 75.0% increase over 2000’s total of $0.8 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Net Gain on Loan Sales

Unlike typical banking institutions, the gain on loan sales line item for the Company is the transaction fee income generated from the origination, securitization, and sale of loans completed by the home lending group.

The variance in the amount of gain-on-sale recognized is attributable to the volume of mortgage loans sold and the gain on sale spread achieved. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. As the volume of acquirable loans increases in a lower or falling interest rate environment, the Company is able to pay less to acquire loans and is then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans lessens and the Company is forced to pay more in the acquisition phase, thus decreasing the net gain achievable.

Also included in loan sales is the recording of mark to market pricing adjustments required under FASB 133 and the recording of representation and warranty adjustments recorded by the Company for losses recorded on repurchased assets previously sold to the secondary market. At December 31, 2003, the Company had forward contracts to sell mortgage-backed securities of $3.7 billion and rate lock commitments to originate mortgage loans of $2.9 billion.

The following table provides a reconciliation of the net gain on sale recorded on loans sold within the period shown for the years ended December 31, (in thousands):

	2003	2002	2001

Net gain recorded	$357,276	$192,612	$191,733
Add: FASB 133 adjustments	10,695	11,110	—
Add: Reps and Warranty losses	14,160	4,841	7,625

Gain recorded on loans sold	$382,131	$208,563	$199,358

Loans sold	$51,922,757	$40,495,894	$30,879,271
Spread achieved	0.74%	0.52%	0.65%

     2003

Net gains on loan sales totaled $357.3 million during 2003. During 2003, the volume of loans sold totaled $51.9 billion, a 28.1% increase from 2002 loan sales of $40.5 billion. During 2003, the Company received an average 0.74% in gain on sale spread.

During 2003, the Company repurchased $37.2 million in non-performing mortgage loans. These loans were reacquired at a loss of $12.0 million. During 2003, the Company increased the secondary market reserve $2.2 million of offset anticipated increased exposure from repurchased loans.

     2002

Net gains on loan sales totaled $192.6 million during 2002. During 2002, the volume of loans sold totaled $40.5 billion, a 31.1% increase from 2001 loan sales of $30.9 billion. During 2002, the Company received an average 0.52% in gain on sale spread.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2002, the Company repurchased $25.7 million in non-performing mortgage loans. These loans were reacquired at a loss of $6.8 million. During 2002, the Company decreased the secondary market reserve $2.0 million of offset anticipated decreased exposure from repurchased loans.

     2001

Net gains on loan sales totaled $191.7 million during 2001. During 2001, the volume of loans sold totaled $30.9 billion, a 286.3% increase from 2000 loan sales of $8.0 billion. During 2001, the Company received an average 0.65% in gain on sale spread.

During 2001, the Company repurchased $18.3 million in non-performing mortgage loans. These loans were reacquired at a loss of $4.0 million. During 2001, the Company increased the secondary market reserve $3.6 million of offset anticipated increased exposure from repurchased loans.

Net Gain on Mortgage Servicing Rights

The volatility in the level of net gains on mortgage servicing rights is attributable to the variance in the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing which changes with demand and the general level of interest rates. Upon acquisition, the MSR is capitalized at the current fair value of the MSR acquired. If the MSR is sold in a flow transaction shortly after the acquisition, little to no gain is recorded on the sale. If the MSR has any seasoning at the time it is sold, the MSR capitalized in a lower interest rate environment generally will have an increased market value whereas the MSR capitalized in a higher interest rate environment will generally sell at a market price below the acquisition price

     2003

For 2003, the net gain on the sale of MSR totaled $67.3 million. The 2003 gain was a $52.8 million increase from the $14.5 million recorded in 2002. In 2003, the Company sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR.

The Company sold $2.5 billion on a servicing released basis, $12.4 billion of bulk servicing sales, and $18.3 billion of flow servicing in 2003.

The 2003 gain was 0.22% of the underlying loans sold. The Company sold $33.2 billion, or approximately 67.0% of the servicing rights originated during 2003.

     2002

For 2002, the net gain on the sale of MSR totaled $14.5 million. The 2002 gain was a $12.3 million increase from the $2.2 million recorded in 2001. In 2002, the Company sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR.

The Company sold $1.3 billion on a servicing released basis, $18.5 billion of bulk servicing sales, and $10.0 billion of flow servicing in 2002.

The 2002 gain was 0.05% of the underlying loans. The Company sold $29.3 billion, or approximately 74.7% of the servicing rights originated during 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     2001

For 2001, the net gain on the sale of MSR totaled $2.2 million. The 2001 gain was a $12.4 million increase from the $14.6 million recorded in 2000. In 2001, the Company sold predominately newly originated MSR, which had a book value more closely approximating the current market value of the MSR sold.

The Company sold $364.6 million on a servicing released basis, $2.2 billion of bulk servicing sales, and $19.3 billion of flow servicing in 2001.

The 2001 gain was 0.01% of the underlying loans. The Company sold $21.6 billion, or approximately 70.8% of the servicing rights originated during 2001.

Other Fees and Charges

Other fees and charges include certain miscellaneous fees, including loan fees, deposit-related fees, and escrow waiver fees. Additionally, income generated by Flagstar Credit, and Flagstar Title Insurance Company is reported on this line item. Fee recognition totaled $51.8 million, $31.6 million, and $26.4 million in 2003, 2002, and 2001, respectively. In each period, the total fees recorded were affected by the production volume of loans originated that were not classified as residential mortgage loans and the size of the deposit portfolio. The large increase in volume during 2003 was primarily attributable to the recognition of fees generated from the increased volume in our mortgage loan origination process. The increased mortgage volume was the result of a lower interest rate environment during 2003.

During 2003, Flagstar Credit earned $7.9 million in pre-tax revenue versus $1.8 million and $1.2 million in 2002 and 2001, respectively.

During 2003, Flagstar Title earned $2.0 million in pre-tax revenue versus $1.6 million and $0.5 million in 2002 and 2001, respectively

NON-INTEREST EXPENSE

Operating expenses, before the capitalization of direct costs of loan closings, totaled $475.8 million, $366.3 million, and $273.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. The 29.9% increase in expense items in 2003 versus 2002 and the 33.8% increase in expenses between 2002 and 2001 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the banking operation. As the Company shifts its funding sources to more retail in nature and increases the size of the banking center network, management expects that the operating expenses associated with the banking center network will continue to increase while the cost of funds will decrease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSE (continued)

NON-INTEREST EXPENSES

	For the years ended December 31,
	2003	2002	2001

	(In thousands)
Compensation and benefits	$175,470	$137,967	$107,671
Commissions	142,406	102,720	73,366
Occupancy and equipment	67,751	53,711	39,686
Advertising	12,242	9,008	5,118
Core deposit amortization	—	—	645
Federal insurance premium	1,708	1,268	1,254
State and local taxes	10,682	4,709	5,881
Other	65,495	56,872	40,144

Total	475,759	366,255	273,765
Less: capitalized direct costs of loan closings	(226,479)	(143,981)	(109,055)

Total, net	$249,275	$222,274	$164,710

Efficiency ratio(1)	37.7%	52.8%	51.6%

(1)	Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income.

     2003

During 2003, Flagstar opened 12 banking centers, bringing the banking center network total to 99.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $175.5 million. The 27.2% increase in 2003 is primarily attributable to normal salary increases, the employees hired at the new banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company’s salaried employees increased 352, to 3,106 at June 30, 2003, but decreased by 231 by year end, an 8.4% decrease from December 31, 2002 and 18.8% decrease from June 30, 2003.

Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $142.4 million. Commission expense totaled 0.25% of total mortgage production in 2003.

Occupancy and equipment expense totaled $67.8 million during 2003. The continued increase in these expenses is reflective of the expansion undertaken in the Company’s deposit banking center network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $12.2 million during the year ended December 31, 2003, increased $3.2 million, or 35.6%, over the prior year. The increase is reflective of the expansion undertaken in the Company’s banking network.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSE (continued)

The Company’s FDIC premiums increased to $1.7 million for 2003. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base.

The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2003 the Company’s state and local taxes equaled $ 10.7 million.

Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $65.5 million during 2003. The fluctuation in these expenses is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s banking operation, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

     2002

During 2002, Flagstar opened 16 banking centers, bringing the banking center network total to 87.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $138.0 million. The 28.1% increase in 2002 is primarily attributable to normal salary increases, the employees hired at the new banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company salaried employees increased by 307 full-time equivalents, a 12.5% increase, at December 31, 2002 versus December 31, 2001.

Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $102.7 million. Commission expense totaled 0.24% of total mortgage production in 2002.

Occupancy and equipment expense totaled $53.7 million during 2002. The continued increase in these expenses is reflective of the expansion undertaken in the Company’s deposit banking center network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $9.0 million during the year ended December 31, 2002, increased $3.9 million, or 76.4%, over the prior year. The increase is reflective of the expansion undertaken in the Company’s banking network.

The Company’s FDIC premiums remained at $1.3 million for 2002. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base.

The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2002 the Company’s state and local taxes equaled $4.7 million.

Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $56.9 million during 2002. The fluctuation in these expenses is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s banking operation, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSE (continued)

     2001

During 2001, Flagstar opened 19 banking centers, bringing the banking center network total to 71.

The Company’s gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $107.7 million. The 64.9% increase in 2001 is primarily attributable to normal salary increases, the employees hired at the new banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company salaried employees increased by 930 full-time equivalents, a 61.3% increase, at December 31, 2001 versus December 31, 2000.

Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $73.4 million. Commission expense totaled 0.22% of total mortgage production in 2001.

Occupancy and equipment expense totaled $39.7 million during 2001. The increase is reflective of the expansion undertaken in the Company’s deposit banking center network, along with the Company’s continuing investment in computer technology.

Advertising expense, which totaled $5.1 million during the year ended December 31, 2001, increased $1.1 million, or 27.5%, over the prior year. The increase is reflective of the expansion undertaken in the Company’s banking network.

The Company’s FDIC premiums increased by $0.7 million to $1.3 million for the year ended December 31, 2001. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base.

The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2001 the Company’s state and local taxes equaled $5.9 million.

Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $40.1 million during 2001. The fluctuation is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s banking operation, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.

FASB 91

In accordance with generally accepted accounting principles, certain loan origination costs are capitalized and added as an adjustment of the basis of the individual loans originated. These costs are amortized as an adjustment of the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2003 Flagstar deferred $226.5 million of loan origination costs, while during 2002 and 2001 such deferred expenses totaled $144.0 million and $109.0 million, respectively. On a per loan basis, the cost deferrals totaled $660, $526, and $494 during 2003, 2002, and 2001, respectively. The 2003 and 2002 numbers are affected by inflationary increases and the increased costs associated with the Company’s shift to retail and correspondent funding versus wholesale funding, which was the predominant lending channel in 2001. This shift can also be seen in the cost of commissions, which is a deferrable item. On a per loan basis, the cost deferrals totaled $415, $375, and $332 during 2003, 2002, and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FEDERAL INCOME TAXES

For the year ended December 31, 2003, the Company’s provision for federal income taxes as a percentage of pretax earnings was 35.0%, compared to 35.4% in 2002 and 35.6% in 2001. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of the non-deductibility of the core deposit amortization and other non-deductible corporate expenses. Refer to Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s income taxes.

FINANCIAL CONDITION

ASSETS. The Company’s assets totaled $10.6 billion at December 31, 2003, reflecting an increase of $2.4 billion over December 31, 2002. Loans available for sale decreased $0.5 billion, reflecting the decrease in the amount of recent residential mortgage loan production recorded on the Company’s books that are pending sale. The investment loan portfolio increased $2.9 billion.

LOANS AVAILABLE FOR SALE. Mortgage loans available for sale decreased $0.5 billion from $3.3 billion at December 31, 2002 to $2.8 billion at December 31, 2003. This decrease in the size of this portfolio is attributable to the decreased originations recorded in December 2003, but not sold as of December 31, 2003. During December 2003, mortgage loan originations totaled $2.6 billion, compared to $5.3 billion in December 2002. See the table below for the activity in the Company’s available for sale category over the past five years.

The Company’s loan production is inversely related to the level of long-term interest rates. As long-term rates decrease, the Company tends to originate an increasing number of mortgage loans. Likewise, as rates increase, the Company’s loan originations tend to decrease. A significant amount of the Company’s business during periods of low interest rates is derived from the refinancing of mortgage loans. Generally, the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Company has been able to sell loans into the secondary market at a gain during periods of low or decreasing interest rates, and profitability levels have been greatest during these periods.

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2003	2002	2001	2000	1999

	(In thousands)
Beginning mortgage loans available for sale	$3,302,212	$2,746,791	$1,437,799	$2,230,381	$1,831,531
Mortgage loans originated, net	55,866,218	43,703,804	33,276,507	9,998,948	14,695,761
Mortgage loans repurchased	28,821	25,527	44,004	19,068	30,889
Mortgage loans sold servicing retained, net	49,681,387	39,261,704	30,333,464	7,942,696	12,895,786
Mortgage loans sold servicing released, net	2,461,326	1,297,372	364,579	33,952	86,409
Mortgage loan amortization/ prepayments	1,681,632	487,510	963,581	377,001	432,932
Mortgage loans transferred, net	2,613,355	2,127,324	349,895	2,456,949	912,673

Ending mortgage loans available for sale	$2,759,551	$3,302,212	$2,746,791	$1,437,799	$2,230,381

INVESTMENT LOAN PORTFOLIO. Loans held for investment increased, in the aggregate, $2.9 billion from $3.9 billion at December 31, 2002, to $6.8 billion at December 31, 2003. Mortgage loans alone increased $2.9 billion, or 111.5%, to $5.5 billion at December 31, 2003, from $2.6 billion at December 31,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2002. The two tables below provide detail for the activity and the balance in the Company’s investment loan portfolio over the past five years.

INVESTMENT LOAN PORTFOLIO

	At December 31,
DESCRIPTION:	2003	2002	2001	2000	1999

	(In thousands)
Mortgage loans	$5,478,200	$2,579,448	$2,193,473	$3,245,499	$1,162,802
Second mortgage loans	141,010	214,485	232,466	168,886	145,075
Commercial real estate loans	548,392	445,270	314,247	194,653	143,652
Construction loans	58,323	54,650	53,505	60,534	46,838
Warehouse lending	346,780	558,782	298,511	66,765	46,222
Consumer loans	259,651	124,785	63,960	59,123	42,758
Non-real estate commercial loans	7,896	7,706	8,922	8,881	7,024

Total investment loan portfolio	6,840,252	3,985,126	3,165,084	3,804,341	1,594,371
Allowance for losses	(36,017)	(37,764)	(27,769)	(14,357)	(15,216)

Total investment loan portfolio (net)	$6,804,235	$3,947,362	$3,137,315	$3,789,984	$1,579,155

INVESTMENT LOAN PORTFOLIO ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2003	2002	2001	2000	1999

	(In thousands)
Beginning	$3,985,126	$3,165,084	$3,804,341	$1,594,371	$733,412
Loans originated	1,901,105	586,809	521,506	393,311	354,277
Change in lines of credit	1,267,338	331,826	128,310	(79,540)	100,370
Loans transferred from available for sale	2,613,355	2,127,324	349,895	2,456,949	912,673
Loan amortization/ prepayments	2,890,866	2,177,895	1,596,585	535,981	489,112
Loans transferred to repossessed assets	35,806	48,022	42,383	24,769	17,249

Ending	$6,840,252	$3,985,126	$3,165,084	$3,804,341	$1,594,371

ALLOWANCE FOR LOSSES. The allowance for loan losses totaled $36.0 million at December 31, 2003, a decrease of $1.8 million, or 4.8%, from $37.8 million at December 31, 2002. The allowance for losses as a percentage of non-performing loans was 61.7% and 55.5% at December 31, 2003 and 2002, respectively. The Company’s non-performing loans totaled $58.3 million and $68.0 million at December 31, 2003 and 2002, respectively, and, as a percentage of investment loans, were 0.85% and 1.71% at December 31, 2003 and 2002, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The allowance for loan losses at December 31, 2003 was recorded at a level based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and near-term projected economic conditions. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio, will not require significant increases in the allowance for loan losses. See Asset Quality and the tables on Pages 50 through 53 for additional information on the Company’s provision for loan losses, loan loss allowance, and non-performing loans.

FHLB STOCK. Holdings of FHLB stock increased from $150.0 million at December 31, 2002, to $198.4 million at December 31, 2003. This increase was required to accommodate the Company’s increase in FHLB advances used to fund the increase in the investment loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater.

PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $161.1 million at December 31, 2003, an increase of $11.5 million, or 7.7%, from $149.6 million at December 31, 2002. During 2003, the Company added 12 new banking centers, continued the expansion of the home loan centers, and continued to invest in computer equipment.

MORTGAGE SERVICING RIGHTS. MSR totaled $260.1 million at December 31, 2003, an increase of $29.3 million, from $230.8 million at December 31, 2002. For the year ended December 31, 2003, $49.5 billion of loans underlying mortgage servicing rights were originated and purchased, and $40.7 billion were reduced through sales, prepayments, and amortization resulting in a net increase in mortgage loans serviced for others of $8.8 billion from $21.6 billion to $30.4 billion at December 31, 2003. The book value of the portfolio at December 31, 2003 is 0.86% versus 1.07% at December 31, 2002. The decrease in the percentage value of the portfolio is indicative of the decrease in the value of MSR when it was originated. The portfolio at both December 31, 2003 and 2002, is primarily comprised of newly originated MSR. The portfolio at each date does not contain an impairment charge because of its recent origination to the current market rate. The service fee on loans serviced for others is 0.350%.

The fair value of the MSR is determined as of the sale date by using estimated fair values based on the results of recent sales of servicing rights, internal valuations and market pricing. Estimates of fair value include the following variables:

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Anticipated prepayment speeds

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	Servicing costs per loan

•	Discounted yield rate

The most important assumptions used in the MSR valuation model are anticipated loan prepayment rates. During 2003, these rates ranged between 10% and 25% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained annually to confirm the reasonableness of the value generated by the internal valuation model.

At December 31, 2003 and 2002, the fair value of the MSR portfolio was $410.6 million and $244.5 million, respectively. At December 31, 2003, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 12.34%; (2) an anticipated loan prepayment rate of 21.0% CPR; and (3) servicing costs per conventional loan of $40.00 and $50.00 for each government or adjustable-rate loan.

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2003	2002	2001	2000	1999

	(In thousands)
Beginning loans serviced for others	$21,586,797	$14,222,802	$6,644,482	$9,519,926	$11,472,211
Loans servicing originated	49,461,431	39,198,521	30,514,703	7,982,201	12,768,105
Loan amortization/ prepayments	9,982,414	3,329,825	1,446,092	824,928	1,561,766
Loans servicing sales	30,670,735	28,504,701	21,490,291	10,032,717	13,158,624

Ending loans serviced for others	$30,395,079	$21,586,797	$14,222,802	$6,644,482	$9,519,926

OTHER ASSETS. Other assets decreased $56.6 million, or 34.0%, to $110.0 million at December 31, 2003, from $166.6 million at December 31, 2002. The majority of this increase was attributable to payments received on receivables recorded in conjunction with MSR sales transacted in 2003 and 2002. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically cleared within a six month time frame.

Also included in other assets are the repurchased assets acquired under representation and warranties. These assets are non-performing and totaled a net $12.0 million and a net $10.4 million in principal balance at December 31, 2003 and 2002, respectively. The assets have been adjusted by a specific reserve of $4.1 million and $3.2 million, at December 31, 2003 and 2002, respectively. During 2003 and 2002, the Company repurchased $46.3 million and $34.3 million in non-performing loans, respectively. These loans are acquired and subsequently foreclosed upon and later sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIABILITIES. The Company’s total liabilities increased $2.1 billion, or 26.9%, to $9.9 billion at December 31, 2003, from $7.8 billion at December 31, 2002. This increase was primarily attributable to the net increase in interest bearing liabilities.

DEPOSITS. Deposit accounts increased $1.3 billion, or 29.5%, to $5.7 billion at December 31, 2003, from $4.4 billion at December 31, 2002. This increase reflects the Company’s growth strategy. The deposits can be subdivided into three areas: the consumer direct division, the municipal division, and our national accounts division.

Consumer direct deposits accounts increased $0.9 billion, or 33.3%, to $3.6 billion at December 31, 2003, from $2.7 billion at December 31, 2002. This increase reflects the increase in the number of banking centers. The number of banking centers increased from 87 at December 31, 2002 to 99 at December 31, 2003. The Company has been aggressive in its pricing strategy when entering new markets in order to accelerate its growth plan. This strategy has attracted one-year certificates of deposit and money market deposits. At December 31, 2003, the Company’s consumer direct certificates of deposit totaled $1.6 billion, with an average balance of $23,058 and a weighted average cost of 3.57%. The Company’s money market deposits totaled $1.3 billion, with an average cost of 1.73%. Core accounts, or saving and checking accounts, totaled 19.4% of total retail deposits.

During 2001, the Company began calling on local municipal agencies as another source for deposit funding. These deposit accounts increased $91.5 million, or 11.3%, to $899.1 million at December 31, 2003, from $807.7 million at December 31, 2002. These deposits had a weighted average cost of 1.44% at December 31, 2003. These deposit accounts include $752.0 million that are certificates of deposit with maturities typically less than one year and $147.1 million in checking and savings accounts.

The national accounts division garners funds through nationwide advertising of deposit rates and through investment brokers located across the country. These deposit accounts increased $241.0 million, or 26.4%, to $1.2 billion at December 31, 2003, from $912.7 million at December 31, 2002. These deposits had a weighted average cost of 3.09% at December 31, 2003. This increase reflects management’s decision to continue to grow the Company’s asset base utilizing secondary market deposits with specific maturities.

The deposit accounts are as follows December 31, (in thousands):

	2003	2002	2001

Demand accounts	$390,008	$401,517	$332,843
Savings accounts	314,452	352,155	801,694
MMDA	1,320,635	575,411	—
Certificates of deposit	1,602,223	1,324,486	1,233,668

Total consumer direct deposits	3,627,318	2,653,569	2,368,205

Municipal deposits	899,123	807,665	441,962
National accounts	1,153,726	912,655	797,935

Total deposits	$5,680,167	$4,373,889	$3,608,102

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion, $894.5 million and $249.4 million at December 31, 2003, 2002 and 2001, respectively.

INTEREST RATE SWAPS. In October 2003, the Company entered into a series of interest rate swaps to offset its exposure to rising rates. The notional amount of these swaps totaled $500.0 million. Contractually, the Company will receive a floating rate tied to LIBOR and pay a fixed rate. The swaps are categorized in two groups; the first receiving one-month LIBOR and the second receiving three-month LIBOR. These swaps have maturities ranging from three to five years. These interest rate swaps effectively act as a cash flow hedge against a rise in the cost of our municipal deposits. At December 31, 2003, the Company recorded a net market value adjustment of $2.2 million to this portfolio. The adjustment was recorded as an increase to other comprehensive income in stockholders’ equity.

FHLB ADVANCES. FHLB advances increased $1.0 billion, or 45.5%, to $3.2 billion at December 31, 2003, from $2.2 billion at December 31, 2002. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $2.7 billion and $2.2 billion during 2003 and 2002, respectively.

	For the years ended December 31,
	2003	2002	2001

Maximum outstanding at any month end	$3,320,000	$2,492,000	$2,319,093
Average balance	2,711,119	2,179,060	2,076,400
Average interest rate	4.69%	5.29%	5.63%

LONG TERM DEBT. On April 27, 1999, the Company, through its subsidiary Trust, completed the sale of 2.99 million shares of trust preferred securities, providing gross proceeds totaling $74.8 million. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”. On January 22, 2004, the Company notified the public in a press release its intent to call the preferred securities of Trust on April 30, 2004. The Company does not intend to replace this debt.

On December 19, 2002, the Company, through its subsidiary Trust II, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of 4.66%. As part of the transaction, the Company entered into an interest rate swap agreement with the placement agent, where the Company is required to pay a fixed rate of 6.88% on a notional amount of $25 million and will receive a floating rate equal to that being paid in the Trust II securities.

On February 19, 2003, the Company, through its subsidiary Trust III, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55% and a floating rate thereafter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On March 19, 2003, the Company, through its subsidiary Trust IV, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75% and a floating rate thereafter.

The trust preferred securities mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings was contributed to the Bank as additional paid in capital and is includable as regulatory capital.

The Company has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Item 8. Financial Statements Notes 3, 11, 13, 14 and 15. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2003 (in thousands):

	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Deposits without stated maturities	$2,172,172	$—	$—	$—	$2,172,172
Certificates of deposits	1,510,157	1,254,640	731,375	11,823	3,507,995
FHLB Advances	250,000	770,000	1,050,000	1,100,000	3,170,000
Trust preferred securities	74,750	—	—	75,000	149,750
Operating leases	6,823	8,611	2,479	1,229	19,142
Other debt	25	50	50	1,225	1,350

Total	$4,013,927	$2,033,301	$1,783,904	$1,189,277	$9,020,409

ACCRUED INTEREST PAYABLE. Accrued interest payable increased $3.4 million, or 20.1%, to $20.3 million at December 31, 2003 from $16.9 million at December 31, 2002. These amounts represent interest payments that are payable to depositors and other entities from which the Company has borrowed funds. These balances fluctuate with the size of the interest-bearing liability portfolio. The interest-bearing liability portfolio increased 35.8% during the period, but was offset by a 61 basis point decrease in the cost of liabilities.

UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others decreased $119.9 million, or 20.1%, to $475.3 million at December 31, 2003, from $595.2 million at December 31, 2002. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. Loans serviced for others at December 31, 2003, including subservicing, equaled $33.8 billion versus $29.4 billion at December 31, 2002.

ESCROW ACCOUNTS. The amount of funds in escrow accounts increased $30.3 million, or 20.4%, to $178.5 million at December 31, 2003, from $148.2 million at December 31, 2002. These accounts are maintained on behalf of mortgage customers and include funds earmarked for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount of loans serviced. The balances also fluctuated during the year depending upon the scheduled payment dates for the

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

related expenses. Total residential mortgage loans serviced at December 31, 2003, equaled $42.0 billion versus $35.4 billion at December 31, 2002, a 18.6% increase.

LIABILITY FOR CHECKS ISSUED. The liability for checks issued decreased $96.8 million, or 77.9%, to $27.5 million at December 31, 2003, from $124.3 million at December 31, 2002. This liability primarily reflects the amount of outstanding checks the Company has written to acquire mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company’s mortgage pipeline.

FEDERAL INCOME TAXES PAYABLE. Income taxes payable increased $0.1 million, or 0.1%, to $73.6 million at December 31, 2003, from $73.7 million at December 31, 2002. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

OTHER LIABILITIES. Other liabilities decreased $77.0 million, or 55.0%, to $63.1 million at December 31, 2003, from $140.1 million at December 31, 2002. This increase is reflective of the decrease in mortgage origination volume during the fourth quarter of 2003 versus the comparable 2002 period.

Included in other liabilities at December 31, 2002 is the liability for the preferred stock issued by Capital, a second-tier subsidiary of Flagstar Bank. In February and March of 1998, Capital offered to the public and sold 2.3 million shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing net proceeds totaling $54.4 million. The preferred stock paid interest at a rate of 8.50% per annum. The stock was traded on the New York Stock Exchange under the symbol “FBC-P.” On June 30, 2003, we redeemed all of the preferred shares.

ASSET AND LIABILITY MANAGEMENT

Flagstar considers that its primary business objective is to provide stockholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.

Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of executive officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact of projected interest rate scenarios on earnings and capital, potential changes in interest rates, the economy, liquidity, business strategies, and other factors. The EIC meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”).

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

In the past, the savings and loan industry measured interest rate risk by using Gap analysis. Gap analysis is one indicator of interest rate risk, however it only provides a glimpse into expected asset and liability repricing in segmented time frames.

Today the thrift industry utilizes the concept of Net Portfolio Value (“NPV”). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in the Company’s NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2003 and 2002 and as adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. The 2003 and 2002 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single-family loans and MSRs. Further, this analysis is based on the Company’s interest rate exposure at December 31, 2003 and 2002, and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact NPV. Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derived these assumptions considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, the Company’s historical experience, and the Company’s asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

ASSET AND LIABILITY MANAGEMENT (continued)

While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If NPV rises in an up or down interest rate scenario, that would dictate an up direction for the margin in that hypothetical rate scenario. The same would be seen in a falling scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario. The following table presents the NPV in stated interest rate scenarios (in millions):

December 31, 2003					December 31, 2002

Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

+300	$1,001.5	9.78%	$(64.4)	(6.0)%	+300	$418.1	5.23%	$(302.2)	(42.0)%
+200	$1,054.8	10.06%	$(11.1)	(1.0)%	+200	$563.8	6.87%	$(156.4)	(21.7)%
+100	$1,088.2	10.14%	$22.4	2.1%	+100	$692.8	8.23%	$(27.4)	(3.8)%
Current	$1,065.8	9.75%			Current	$720.3	8.39%
-100	$939.0	8.47%	$(126.7)	(11.9)%	-100	$570.0	6.55%	$(150.3)	(20.9)%

ASSET QUALITY

The Company has consistently focused on following a conservative posture with respect to credit risk. Mortgage lending, the Company’s primary lending focus, has historically resulted in minimal charge-offs when viewed as a percent of the Company’s origination volume. At December 31, 2003, approximately 92.0% of the Company’s earning assets consisted of loans collateralized by single-family mortgage loans.

The credit quality of the Company’s commercial loan, non-single family mortgage-related consumer loan, and commercial real estate loan portfolio, which in the aggregate comprises only 5.8% of earning assets at December 31, 2003, remains good. During the past three years, the Company has emphasized commercial real estate lending in its retail market area and second mortgage lending as an add-on to the Company’s national mortgage lending platform. Management plans to continue to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.

Management believes the Company’s level of non-performing assets, which totaled $107.1 million at December 31, 2003, continues to represent an acceptable level of credit risk for Flagstar. The Company, in accordance with applicable disclosure requirements, defines an asset as non-performing if it meets any of the following criteria:

1)	a loan more than 90 days past due;

2)	a repurchased asset pending foreclosure; or

3)	real estate acquired in a settlement of a loan; or

4)	a restructured loan whose terms have been modified due to the borrower’s inability to pay as contractually specified, including loans the Company has classified as impaired.

Loans are generally placed into non-accrual status when they become 90 days delinquent. Gross interest income of approximately $4.1 million, $6.5 million and $6.1 million would have been recorded in 2003, 2002,

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

and 2001, respectively, on non-accrual loans if the loans had performed in accordance with their original terms.

NON-PERFORMING ASSETS

	At December 31,
	2003	2002	2001	2000	1999

	(In thousands)
Non-accrual loans	$58,334	$68,032	$82,266	$58,269	$34,857
Repurchased assets	11,956	10,404	4,156	4,107	5,357
Real estate and other repossessed assets	36,778	45,094	38,868	22,258	21,364

Total non-performing assets	107,068	123,530	125,290	84,634	61,578
Less allowance for losses	(36,017)	(37,764)	(27,769)	(14,357)	(15,216)

Total non-performing assets (net of allowances)	$71,051	$85,766	$97,521	$70,277	$46,362

Ratio of non-performing assets to total assets	1.01%	1.50%	1.89%	1.47%	1.43%
Ratio of non-performing loans to investment loans	0.85%	1.71%	2.60%	1.53%	2.19%
Ratio of allowance to non-performing loans	61.74%	55.51%	33.76%	24.64%	43.65%
Ratio of allowance to investment loans	0.53%	0.95%	0.88%	0.38%	0.95%
Ratio of net charge-offs to average investment loans	0.35%	0.50%	0.40%	0.20%	0.22%

The Company’s 2003 year-end ratio of non-performing assets to total assets was 1.01%. The adequacy of the allowance for losses is evaluated regularly and is based upon judgements concerning the amount of risk inherent in the Company’s portfolio. At December 31, 2003, $55.2 million, or 94.7% of total non-performing loans were secured by residential real estate.

During 2003, the Company recorded a provision for loan losses of $20.1 million to offset net charge-offs for the year. The allowance for losses stood at $36.0 million at December 31, 2003. During 2003, there was a decrease of $28.5 million, or 21.3%, in total loan delinquencies, and seriously delinquent loans decreased $9.7 million, or 14.3%.

The allowance for losses at December 31, 2003 was based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the continued increase in the amount of historical charge-offs and anticipated loss experience on such types of loans, and the current and projected economic conditions. However, no assurance can be given that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio and the ongoing examination process, will not require significant increases in the allowance for loan losses. See Pages 50 through 53 for additional information on the Company’s loan loss allowance and non-performing loans. Also refer to Notes 3 and 7 of Notes to Consolidated Financial Statements in Item 8.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

Financial Statements and Supplementary Data, herein for further discussion of the Company’s policies regarding provisions for losses and allowances for uncollected interest.

NON-ACCRUAL LOANS AT DECEMBER 31, 2003

	Investment		As a % of
	Loan	Non-performing	Loan	As a % of
	Portfolio	Loans	Portfolio	Non-performing

	(In thousands)
One- to four-family	$5,478,200	$53,741	0.98%	92.1%
Second mortgages	141,010	831	0.59	1.4
Commercial real estate	548,392	2,598	0.47	4.7
Construction	58,323	592	1.02	0.9
Warehouse lending	346,780	—	—	—
Consumer	259,651	561	0.22	0.9
Non-real estate commercial	7,896	11	0.13	0.0

Total loans	6,840,252	58,334	0.85%	100.0%
Less allowances for losses	(36,017)	(36,017)

Total investment loans (net of allowances)	$6,804,235	$22,317

The Company maintains a quality control department that, among other things, reviews compliance and quality assurance issues relating to loan production and underwriting. For the production compliance process, at least 5% of all loans closed each month are randomly selected as part of the statistical sample. This review includes a credit scoring and re-underwriting of such loans; ordering second appraisals on 10% of the sample; reverifying funds, employment and final applications; and reordering credit reports on the entire sample. In addition, a full underwriting review is conducted on loans that go into default during the first 12 months from the date of origination. Document and file reviews are also undertaken to ensure regulatory compliance.

In addition, the Company monitors the performance of delegated underwriters through internally prepared quality assurance reports, FHA/ VA reports and audits, reviews and audits by regulatory agencies, investor reports, and mortgage insurance company audits. Deficiencies in loans are generally corrected; otherwise, we may exercise the option that a loan be repurchased by the originating correspondent, or we may insist that the broker who originated the loan indemnify us against any losses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

ALLOCATION OF THE ALLOWANCE FOR LOSSES

	At December 31,

	2003		2002		2001		2000		1999

		Loans		Loans		Loans		Loans		Loans
		To Total		To Total		To Total		To Total		To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Mortgage loans	$20,347	80.1%	$26,008	64.7%	$24,291	69.3%	$10,656	85.3%	$11,933	72.9%
Second mortgages	2,129	2.1%	3,502	5.4%	236	7.4%	190	4.4%	260	9.1%
Commercial real estate	6,468	8.0%	2,425	11.2%	975	9.9%	257	5.1%	552	9.2%
Construction	2,380	0.8%	2,852	1.4%	153	1.7%	278	1.6%	183	2.9%
Warehouse lending	273	5.1%	385	14.0%	439	9.4%	959	1.8%	745	2.9%
Consumer	3,705	3.8%	2,550	3.1%	1,603	2.0%	1,966	1.6%	1,528	2.7%
Commercial	715	0.1%	42	0.2%	72	0.3%	51	0.2%	15	0.3%

Total	$36,017	100.0%	$37,764	100.0%	$27,769	100.0%	$14,357	100.0%	$15,216	100.0%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ASSET QUALITY (continued)

ACTIVITY WITHIN THE ALLOWANCE FOR LOSSES

	2003	2002	2001	2000	1999

	(In thousands)
Beginning balance	$37,764	$27,769	$14,357	$15,216	$12,917
Provision for losses	20,081	27,126	25,572	5,803	5,184
Charge-offs
Mortgage loans	(20,455)	(14,263)	(9,099)	(6,092)	(2,741)
Consumer loans	(884)	(1,195)	(660)	(355)	(177)
Commercial loans	(1,250)	(1,083)	(2,521)	(1)	(15)
Construction loans	(313)	(5)	(20)	(2)	(6)
Other	(298)	(1,078)	(429)	(320)	(294)

Total	(23,200)	(17,624)	(12,729)	(6,770)	(3,233)
Recoveries
Mortgage loans	641	5	221	29	176
Consumer loans	412	78	166	71	21
Commercial loans	114	410	182	—	12
Construction loans	—	—	—	—	139
Other	205	—	—	8	—

Total	1,372	493	569	108	348

Ending balance	$36,017	$37,764	$27,769	$14,357	$15,216

Net charge-off ratio	0.35%	0.50%	0.40%	0.20%	0.22%

ACTIVITY WITHIN THE SECONDARY MARKET RESERVE

	2003	2002	2001	2000	1999

	(In thousands)
Beginning balance	$9,084	$12,972	$9,399	$6,162	$5,527
Provision for losses	8,716	(671)	5,490	3,732	1,407
Charge-offs, net	(7,546)	(3,217)	(1,917)	(495)	(772)

Ending balance	$10,254	$9,084	$12,972	$9,399	$6,162

REPURCHASED ASSETS

Since the majority of all the loans the Company originates are sold to the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations even though the loans were sold on a non-recourse basis. The Company repurchased $46.3 million,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REPURCHASED ASSETS (continued)

$34.3 million, and $47.0 million in mortgage loans from secondary market investors during 2003, 2002, and 2001, respectively. At December 31, 2003, the Company had sold $144.1 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $34.1 billion, or 31.0%, larger than the $110.0 billion sold in the 60 months preceding December 31, 2002. The repurchased loans were acquired because of their delinquent status. The Company recorded charge-offs of $12.0 million, $6.8 million, and $4.0 million in 2003, 2002, and 2001, respectively. These charge-offs were attributed to loans originated and sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

Repurchases are expected to be 0.08% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from origination. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and less refinance volume. The Company’s experience has been a net loss of 25.8% on all non-performing loans repurchased. During the fourth quarter of 2003, the Company reclassified $10.3 million of its allowance for losses to a secondary market reserve. At December 31, 2003 and 2002, the Company had $16.1 million and $13.6 million in repurchased assets that has a specific reserve of $4.1 million and $3.2 million associated with them, respectively. The Company has a reserve for future repurchases of $10.3 million and $9.1 million at December 31, 2003 and 2002, respectively. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations, and customer escrow accounts. Additionally, during the past six years, the Company and its affiliates have issued securities in five separate offerings to the capital markets, generating over $207 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

Loan principal repayments totaled $4.6 billion during 2003, representing an increase of $1.9 billion, or 70.4%, compared to 2002. This increase was attributable to the lower interest rate environment experienced during 2003, which created an increase in the amount of loan refinancings and loan payoffs.

Sales of mortgage loans totaled $51.9 billion in principal balance during 2003, compared to $40.5 billion in 2002. The sales recorded during 2003 were higher than in 2002 due to the increased loan origination volume. During 2002 and 2003, the Company sold 92.0% and 93.6%, respectively, of the loans originated.

Customer deposits increased $1.3 billion, or 29.5%, and totaled $5.7 billion at December 31, 2003. The increase is directly attributable to the Company’s aggressive growth strategy as discussed above.

During 2003, the Company increased its borrowings from the FHLB by $1.0 billion, or 45.5%. The Company utilizes FHLB advances to provide the duration matched funding required in its asset liability management strategies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company paid a cash dividend of $0.05 on its common stock on January 15, 2003 and April 15, 2003, $0.10 on June 30, 2003 and $0.15 on September 30, 2003 and December 31, 2003.

On December 19, 2002, the Company, through its subsidiary Trust II, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of 4.66%. As part of the private placement, the Company entered into an interest rate swap agreement with the placement agent, where the Company is required to pay a fixed rate of 6.88% on a notional amount of $25 million and will receive a floating rate equal to that being paid in the Trust II securities.

On February 19, 2003, the Company, through its subsidiary Trust III, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55%.

On March 19, 2003, the Company, through its subsidiary Trust IV, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75%.

The board of directors of the Company adopted a Stock Repurchase Program on October 29, 2002. The Company is empowered to repurchase up to $25.0 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, the repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

On May 31, 2002, the Company completed a 3-for-2 split of its common stock. All share information on the financial statements of the Company has been adjusted accordingly.

On May 15, 2003, the Company completed a 2-for-1 split of its common stock. All share information on the financial statements of the Company has been adjusted accordingly.

At December 31, 2003, the Company had outstanding rate-lock commitments to lend $2.9 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $142.1 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2003, the Company had outstanding commitments to sell $3.7 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $2.0 billion at December 31, 2003. Such commitments include $1.6 billion in unused warehouse lines of credit to various mortgage companies at December 31, 2003.

The Company is expanding its banking operations through the Michigan and Indiana and is expecting to open 25 new banking centers and 64 new home loan centers during 2004. The expansion of the banking network is funded from the Company’s ongoing operations and reduces the Company’s capital resources. The Company expects that the new banking centers will be profitable in 12 to 18 months, and until that time, the new banking centers will increase the Company’s costs of operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ACCOUNTING AND REPORTING DEVELOPMENTS

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in the amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities that possess certain characteristics as defined within the interpretation. However, in December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), which revises FIN 46 and is intended to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46(R) requires the deconsolidation of trust preferred security subsidiaries. FIN 46(R) grants the companies the option to adopt its provisions as of the end of the first period ending after December 31, 2003 or elect to defer until the first period ending after March 15, 2004. As of December 31, 2003, the Company has decided to defer the application of FIN 46(R) until March 15, 2004. Management believes the adoption of FIN 46(R) in the first quarter of 2004 will have an immaterial impact on the financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The adoption of this rule did not have a material impact on the Company’s results of operations or financial condition.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) and was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule had no impact on the Company’s results of operations or financial condition.

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

In its home lending operations, the Company is exposed to market risk in the form of interest rate risk from the time the interest rate on a mortgage loan application is committed to by the Company through the time the Company sells or commits to sell the mortgage loan. On a daily basis, the Company analyzes various economic and market factors and, based upon these analyses, projects the amount of mortgage loans it expects to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the number of mortgage loans on which the Company has issued binding commitments (and thereby locked in the interest rate) but has not yet closed (“pipeline loans”) to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resultant mismatching of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this is not anticipated, the Company will not have made commitments to sell these additional pipeline loans and may incur losses upon their sale as the market rate of interest will be higher than the mortgage interest rate committed to by the Company on such additional pipeline loans. To the extent that the hedging strategies utilized by the Company are not successful, the Company’s profitability may be adversely affected.

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

Derivative Accounting. In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with FASB 133, the Company carries these commitments at market value.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

CRITICAL ACCOUNTING POLICIES (continued)

The process of recording these commitments at fair value has the effect of recording the eventual gain or loss on the sale of these loans before it actually happens. This estimation process may be prone to error and therefore could misstate the Company’s true position.

Secondary Marketing Reserve. The Company maintains a reserve against future losses created by the repurchase of mortgage loans previously sold to the secondary market. The reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company implemented Derivatives Implementation Group Issue Number C 13 (DIG C13) pertaining to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” on September 30, 2002.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 25, 2004

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At December 31,
	2003	2002

Assets
Cash and cash equivalents	$148,417	$126,969
Mortgage backed securities held to maturity	30,678	39,110
Investment securities held to maturity	14,144	11,766
Mortgage loans available for sale	2,759,551	3,302,212
Investment loan portfolio	6,840,252	3,985,126
Less: allowance for losses	(36,017)	(37,764)

Investment loan portfolio, net	6,804,235	3,947,362
Federal Home Loan Bank stock	198,356	150,000

Total earning assets	9,806,964	7,450,450
Accrued interest receivable	46,883	43,279
Repossessed assets, net	36,778	45,094
Premises and equipment, net	161,057	149,630
Mortgage servicing rights	260,128	230,756
Other assets	109,966	166,608

Total assets	$10,570,193	$8,212,786

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$5,680,167	$4,373,889
Federal Home Loan Bank advances	3,246,000	2,222,000
Long term debt	151,100	99,750

Total interest bearing liabilities	9,077,267	6,695,639
Accrued interest payable	20,328	16,850
Undisbursed payments on loans serviced for others	475,261	595,206
Escrow accounts	178,472	148,194
Liability for checks issued	27,496	124,293
Federal income taxes payable	73,576	73,582
Other liabilities	63,110	140,076

Total liabilities	9,915,510	7,793,840
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized, 60,675,169 shares issued and outstanding at December 31, 2003; 59,189,254 shares issued and outstanding at December 31, 2002	607	592
Additional paid in capital	35,394	29,147
Accumulated other comprehensive income	2,173	—
Retained earnings	616,509	389,207

Total stockholders’ equity	654,683	418,946

Total liabilities and stockholders’ equity	$10,570,193	$8,212,786

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Earnings
(in thousands, except per share data)

	For the years ended December 31,
	2003	2002	2001

Interest Income
Loans and mortgage backed securities	$497,406	$439,819	$424,868
Other	13,779	10,293	13,903

Total	511,185	450,112	438,771
Interest Expense
Deposits	138,625	126,977	191,595
FHLB advances	127,044	115,345	116,957
Other	42,814	21,558	16,489

Total	308,483	263,880	325,041

Net interest income	202,702	186,232	113,730
Provision for losses	20,081	27,126	25,572

Net interest income after provision for losses	182,621	159,106	88,158
Non-Interest Income
Loan administration	(18,660)	(4,278)	(14,940)
Net gain on loan sales	357,276	192,612	191,733
Net gain on sales of mortgage servicing rights	67,302	14,474	2,231
Other fees and charges	51,843	31,613	26,395

Total	457,761	234,421	205,419
Non-Interest Expense
Compensation and benefits	104,310	102,465	75,255
Occupancy and equipment	65,033	53,711	39,685
General and administrative	79,932	66,098	49,770

Total	249,275	222,274	164,710

Earnings before tax provision and cumulative effect of a change in accounting principle	391,107	171,253	128,867
Provision for federal income taxes	136,755	60,626	45,927

Earnings before cumulative effect of a change in accounting principle	254,352	110,627	82,940
Cumulative effect of a change in accounting principle	—	18,716	—

Net Earnings	$254,352	$129,343	$82,940

Earnings per share before cumulative effect of a change in accounting principle
Basic	$4.25	$1.90	$1.50
Diluted	$3.99	$1.79	$1.39
Earnings per share from a cumulative effect of a change in accounting principle
Basic	$—	$0.32	$—
Diluted	$—	$0.30	$—

Earnings per share
Basic	$4.25	$2.22	$1.50

Diluted	$3.99	$2.09	$1.39

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity

Balance at January 1, 2001	$534	$4,958	$—	$191,337	$196,829
Net earnings	—	—	—	82,940	82,940
Stock options exercised	40	11,248	—	—	11,288
Tax benefit from stock-based compensation	—	5,460	—	—	5,460
Dividends paid ( $0.09 per share)	—	—	—	(5,029)	(5,029)

Balance at December 31, 2001		574	21,666	269,248	291,488
Net earnings	—	—	—	129,343	129,343
Stock options exercised	18	4,872	—	—	4,890
Tax benefit from stock based compensation	—	2,609	—	—	2,609
Dividends paid ( $0.12 per share)	—	—	—	(9,384)	(9,384)

Balance at December 31, 2002	592	29,147		389,207	418,946
Net earnings	—	—	—	254,352	254,352
Net unrealized gain on derivatives	—	—	2,173	—	2,173

Total comprehensive income	—	—	2,173	254,352	256,525
Issuance costs of Flagstar Capital Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock-based compensation	—	8,945	—	—	8,945
Dividends paid ( $0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	$607	$35,394	$2,173	$616,509	$654,683

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2003	2002	2001

Operating Activities
Net earnings	$254,352	$129,343	$82,940
Adjustments to net earnings to net cash used in operating activities
Provision for losses	20,081	27,126	25,572
Depreciation and amortization	154,149	88,142	65,713
Net gain on the sale of assets	(3,787)	(3,495)	(1,286)
Net gain on loan sales	(357,276)	(192,612)	(191,733)
Net gain on sales of mortgage servicing rights	(67,302)	(14,474)	(2,231)
Proceeds from sales of loans available for sale	53,006,843	41,226,136	31,368,879
Origination and repurchase of loans, net of principal repayments	(54,720,261)	(43,716,268)	(32,836,032)
Increase in accrued interest receivable	(3,603)	(3,271)	(934)
Decrease (increase) in other assets	54,514	(47,592)	(28,525)
Increase (decrease) in accrued interest payable	3,478	(1,231)	(28,638)
Decrease liability for checks issued	(96,797)	(22,994)	98,624
(Decrease) increase in federal income taxes payable	(19,077)	7,703	(5,323)
Provision (benefit) for deferred federal income taxes	20,241	(11,705)	25,977
(Decrease) increase in other liabilities	(76,966)	27,379	33,214

Net cash used in operating activities	(1,831,411)	(2,507,813)	(1,393,783)
Investing Activities
Net change in investment securities	(2,378)	(3,817)	(3,815)
Net change in mortgage backed securities	8,432	(39,110)	—
Origination of portfolio loans, net of principal repayments	(299,500)	1,246,834	937,417
Purchase of Federal Home Loan Bank stock	(48,356)	(21,600)	(29,600)
Proceeds from the disposition of repossessed assets	48,707	40,627	24,210
Acquisitions of premises and equipment	(43,257)	(35,682)	(52,694)
Increase in mortgage servicing rights	(497,340)	(478,456)	(488,829)
Proceeds from the sale of mortgage servicing rights	412,252	368,045	383,484

Net cash (used in) provided by investing activities	(421,440)	1,076,841	770,173
Financing Activities
Net increase in deposit accounts	1,306,278	765,786	200,137
Net increase in Federal Home Loan Bank advances	1,024,000	251,495	237,160
Proceeds from the issuance of long term debt	51,350	25,000	—
Net (disbursement) receipt of payments of loans serviced for others	(119,946)	364,620	162,959
Net receipt of escrow payments	30,278	42,478	50,864
Proceeds from the exercise of stock options	444	4,890	5,827
Tax benefit from stock based compensation	8,945	2,609	5,460
Dividends paid to stockholders	(27,050)	(9,384)	(5,029)

Net cash provided by financing activities	2,274,299	1,447,494	657,378

Net increase in cash and cash equivalents	21,448	16,522	33,768
Beginning cash and cash equivalents	126,969	110,447	76,679

Ending cash and cash equivalents	$148,417	$126,969	$110,447

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$36,901	$43,317	$55,791

Total interest payments made on deposits and other borrowings	$305,005	$262,649	$353,680

Federal income taxes paid	$130,500	$72,000	$27,000

Loans available for sale transferred to held for investment	$2,613,355	$2,127,224	$349,895

Supplemental disclosures of non-cash financing information: During 2003, the Company recorded a net market value adjustment for interest rate swaps of $3,120 and issuance costs from the redemption of Flagstar Capital Preferred Stock of ($3,127).

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1 – Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $10.6 billion in assets at December 31, 2003, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.

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

The mortgage loans may be securitized and sold in order to generate mortgage servicing rights. The Company may also invests in a significant amount of its loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Note 2 – Corporate Structure

The Company conducts business through a number of wholly-owned subsidiaries in addition to the Bank. The additional subsidiaries of the Company include Douglas Insurance Agency, Inc. (“DIA”), Flagstar Commercial Corporation (“FCC”), Flagstar Credit Corporation (“Credit”), Flagstar Trust (“Trust”), Flagstar Statutory Trust II (Trust II), Flagstar Statutory Trust III (“Trust III”), Flagstar Statutory Trust IV (“Trust IV”), Flagstar Title Company (“Title”), and Flagstar Investment Group, Inc. (“Investment”). DIA acts as an agent for life insurance and property and casualty insurance companies. Credit participates in mortgage reinsurance agreements with various private mortgage insurance companies. FCC and Investment are inactive. Trust II is a Connecticut trust whose common stock is owned solely by the Company and in 2002 sold $25.0 million of trust preferred securities in a private transaction. Trust III and Trust IV are Delaware statutory trusts that each issued $25 million of trust preferred securities in privately placed transactions in February 2003 and March 2003, respectively. Title was a real estate title insurance agency, which operated in the state of Michigan, but was closed during December 2003.

Flagstar Trust (“Trust”) issued 2.99 million shares of publicly-owned preferred securities (NYSE :FBC-O) in April of 1999. Trust is a Delaware trust whose common stock is solely owned by the Company. On January 21, 2004, we announced our intent to redeem all of the securities on April 30, 2004.

The Bank, the Company’s primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation (“Mortgage”), Intermediate

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 2 – Corporate Structure (continued)

Holding Company (“Holding”), Mid-Michigan Service Corporation (“Mid-Michigan”), and SSB Funding Corporation (“Funding”). Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar LLC (“LLC”). LLC purchases mortgage loans from the Bank and holds them for investment.

Flagstar Capital (“Capital”) had issued publicly-owned preferred stock (NYSE:FBC-P) and was a real estate investment trust whose common stock was owned solely by Holding. Capital purchased mortgage loans from the Bank and held them for investment purposes. On June 30, 2003 we redeemed all of the preferred shares of Capital and the company was dissolved shortly thereafter.

Note 3 – Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principals generally accepted in the United States and are generally practiced within the banking industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank, and their subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Investment Securities Held to Maturity

Investment securities held to maturity are those securities which the Company has the ability and management has the positive intent to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Declines in the fair value of securities below their cost that are deemed to be other than temporary, are reflected in earnings as realized losses.

Loans

Loans originated are designated to be part of the investment loan portfolio or available for sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Loans are stated net of deferred loan origination fees or costs and loans in process. Interest Income on loans is recognized on the accrual basis based on the principal balance outstanding. Net unrealized losses are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. The investment loan portfolio is carried at

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future.

Delinquent Loans

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

Allowance for Loan Losses

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

There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the allowance.

FHLB Stock

The Bank owns investments in the Federal Home Loan Bank. No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par and is carried at cost.

Repurchased Assets

Although all of the loans sold to the secondary market are done so on a non-recourse basis, the Company repurchased $46.3 million and $34.3 million in mortgage loans from secondary market investors during 2003 and 2002 respectively. Generally, for loans sold to the secondary market, the Company is responsible for certain representations and warranties regarding the adherence to underwriting and loan program guidelines. At December 31, 2003, the Company had sold $144.1 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $34.1 billion, or 31.0%, larger than the $110.0 billion sold in the 60 months preceding December 31, 2002. A repurchase may be required because of a loan’s delinquent status or its non-compliance with the underwriting or loan program guidelines that it was initially sold under. Losses attributable to these repurchased loans were $12.0 million, $6.8 million, and $4.0 million in 2003, 2002, and 2001, respectively. All of these loans were sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on, and sold at a loss.

Secondary Marketing Reserve

The Company maintains a reserve against future losses created by the repurchase of mortgage loans previously sold to the secondary market. That loss reserve totals $10.3 million and $9.1 million at December 31, 2003 and 2002, respectively. The reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve. The secondary marketing reserve is classified as other liabilities.

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

Repairs and maintenance costs are expensed in the period they are incurred, unless they are covered by a maintenance contract, which is expensed equally over the stated term of the contract. The Company enters into contract when it is cost effective. Repairs and maintenance costs are included as part of occupancy and equipment expenses.

Mortgage Servicing Rights

The Company purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets at the time the loan is sold. The capitalized cost of retained servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages.

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

Derivative instruments are carried at fair value as either other assets or liabilities on the balance sheet. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Bank designates the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative instruments designated and qualifying as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (i.e. the ineffective portion), if any, is recognized in current earnings during the period of change.

The Company implemented Statement of Financial Accounting Standards No. 133, as amended, effective January 1, 2001. The cumulative effect of the adoption of Statement 133 was not material. On September 30, 2002, the Company implemented Derivatives Implementation Group Issue Number C 13 (DIG C 13). The implementation required the Company to record a $18.7 million after-tax cumulative change in accounting principle.

Preferred Stock of a Subsidiary

In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares were traded on the New York Stock Exchange under the symbol “FBC-P”. Capital used the net proceeds raised from the offering of the Series A Preferred Shares

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

to acquire mortgage loans from the Bank. Capital was a real estate investment trust for federal income tax purposes.

On June 30, 2003, we redeemed all of the preferred shares of Capital and dissolved the company shortly thereafter.

Preferred Securities of Flagstar Trust

On April 27, 1999, the Company completed the sale of 2.99 million shares of trust preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities pay interest at a rate of 9.50% per annum. The securities are traded on the New York Stock Exchange under the symbol “FBC-O”.

The preferred securities are generally not redeemable until April 27, 2004. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

On January 21, 2004, the Company announced its intent to redeem all of the preferred securities at $25.00 per share plus accrued interest.

Preferred Securities of Flagstar Trust II

On December 19, 2002, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust II, a Connecticut trust and subsidiary of the Company. The securities pay interest at a rate equal to three month LIBOR plus 3.25% per annum. The securities reprice quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

As part of the transaction, the Company entered into an interest rate swap with the placement agent, whereby the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007.

The preferred securities are generally not redeemable until December 26, 2007. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Preferred Securities of Flagstar Trust III

On February 19, 2003, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust III, a Delaware trust and subsidiary of the Company. The securities pay interest at an effective rate of 6.55% per annum, for the first five years and a floating rate thereafter. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until February 26, 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

Preferred Securities of Flagstar Trust IV

On March 19, 2003, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust IV, a Delaware trust and subsidiary of the Company. The securities pay interest at an effective rate of 6.75% per annum, for the first five years and a floating rate thereafter. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.

The preferred securities are generally not redeemable until March 26, 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is the sum of net income plus the change in the fair market value of the interest rate swaps classified as cash flow hedges, net of tax. The change in the fair market value of the interest rate swaps as December 31, 2003 was $2.2 million after a tax adjustment of $1.1 million. There were no components of accumulated other comprehensive income in 2002.

Federal Income Taxes

The Company accounts for federal income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. The Company files a consolidated federal income tax return on a calendar year basis.

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

Advertising costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $12.2 million, $9.0 million and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Stock Repurchase Program

The Board of Directors of the Company adopted a Stock Repurchase Program on October 29, 2002. The Company was empowered to repurchase up to $25.0 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, the repurchased shares will be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

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

At December 31, 2003, the company has two stock-based employee compensation plans, which are described more fully in Note 26. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to the Stock Option Plan is reflected in net income, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123,

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation, to stock-based employee compensation. (in thousands, except per share data):

	For the years ended
	December 31,
	2003	2002	2001

Net Earnings
As reported	$254,352	$129,343	$82,940
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,283	1,489	807

Pro forma net earnings	$251,069	$127,854	$82,133

Basic earnings per share
As reported	$4.25	$2.22	$1.50
Pro forma	$4.20	$2.19	$1.48
Diluted earnings per share
As reported	$3.99	$2.09	$1.39
Pro forma	$3.94	$2.07	$1.38

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: dividend yield of 2.20%, 1.60% and 1.60%; expected volatility of 57.25%, 44.29%, and 50.08%; a risk-free rate of 2.84%, 4.13%, and 5.11%; an expected life of 5.0 years; and a fair value per option of $6.37, $9.13 and $6.04.

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

The financial condition and results of operations of the Company are dependent to a significant degree upon appraisals of loan collateral, evaluations of creditworthiness of borrowers and assumptions about future events and economic conditions affecting interest rates. Recent history has demonstrated that these estimates and assumptions are subject to rapid change and such changes can materially affect the reported financial position and results of operations of the Company. Significant accounts where use of these estimates are more susceptible to change in the near term include the allowance for loan loss, the value of loans available for sale, the fair value of mortgage servicing rights, the fair value of derivatives, valuation of repossessed assets, secondary marketing reserves and fair value of financial instruments.

Reclassifications

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in the amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which addresses consolidation by business enterprises of variable interest entities that possess certain characteristics as defined within the interpretation. However, in December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”), which revises FIN 46 and is intended to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46(R) requires the deconsolidation of trust preferred security subsidiaries. FIN 46(R) grants the companies the option to adopt its provisions as of the end of the first period ending after December 31, 2003 or elect to defer until the first period ending after March 15, 2004. As of December 31, 2003, the Company has decided to defer the application of FIN 46(R) until March 15, 2004. Management believes the adoption of FIN 46(R) in the first quarter of 2004 will not have a material impact on the financial statements.

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149) which is effective for hedging relationships entered into or modified after June 30, 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 3 – Summary of Significant Accounting Policies (continued)

activities under SFAS 133. The adoption of this rule did not have a material impact on the Company’s results of operations or financial condition.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) and was effective May 31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule had no impact on the Company’s results of operations or financial condition.

Note 4 – Mortgage-Backed Securities Held to Maturity

At December 31, 2003, the Company had invested $30.7 million in mortgage-backed securities. The single-family loans underlying these securities were originated by the Company. The exchange was made by the Company to allow for additional credit enhancements. These securities had a fair value equal to $31.8 million at December 31, 2003. At December 31, 2002, the Company had invested $39.1 million in mortgage-backed securities, which had a fair value equal to $41.5 million. The mortgage-backed securities have a maturity ranging from 2004 through 2029.

At December 31, 2003 $5.4 million of these mortgage-backed securities were pledged as collateral in an interest rate swap transaction completed in connection with the issuance of floating rate preferred securities by Flagstar Statutory Trust II (See Note 3).

Note 5 – Investment Securities Held to Maturity

The investment securities portfolio is summarized as follows at December 31, (in thousands):

	2003		2002
	Amortized	Fair	Amortized	Fair
Type	Cost	Value	Cost	Value

Mutual Funds	$13,494	$13,494	$9,355	$9,355
U.S. Treasury Bonds	650	651	661	661
M.S.H.D.A. Bonds	—	—	1,750	1,790

Total	$14,144	$14,145	$11,766	$11,806

These securities are classified as held to maturity. The Company has invested in these securities because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and CRA investment requirements. U.S. Treasury bonds in the amount of $550,000 are pledged as collateral in association of the issuance of the trust preferred securities issued by Trust II at December 31, 2003 and 2002.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 6 – Loans Available for Sale

At December 31, 2003, the Company had invested $2.8 billion in loans that it is in the process of selling into the secondary market. These loans had a fair value equal to $2.8 billion. The majority of these loans were originated or acquired in December 2003. During December 2003, the Company originated or acquired $2.6 billion in mortgage loans. At December 31, 2002, the Company had invested $3.3 billion in similar loans. The loans at December 31, 2002 had a fair value of $3.4 billion.

Note 7 – Investment Loan Portfolio

The investment loan portfolio is summarized as follows (in thousands):

	December 31,
	2003	2002

Mortgage loans	$5,478,200	$2,579,448
Second mortgage loans	141,010	214,485
Commercial real estate loans	548,392	445,270
Construction loans	58,323	54,650
Warehouse lending	346,780	558,782
Consumer loans	259,651	124,785
Commercial loans	7,896	7,706

Total	6,840,252	3,985,126

Less allowance for losses	(36,017)	(37,764)

Total	$6,804,235	$3,947,362

Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended
	December 31,
	2003	2002	2001

Balance, beginning of period	$37,764	$27,769	$14,357
Provision charged to earnings	20,081	27,126	25,572
Charge-offs, net of recoveries	(21,828)	(17,131)	(12,160)

Balance, end of period	$36,017	$37,764	$27,769

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $58.3 million at December 31, 2003 and $81.6 million at December 31, 2002. Such interest is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $4.1 million, $6.5 million, and $6.1 million during 2003, 2002, and 2001, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2003 and 2002.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 7 – Investment Loan Portfolio (continued)

At December 31, 2003, the recorded investment in impaired loans totaled $4.6 million and the average outstanding balance for the year ended December 31, 2003 was $5.4 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the years ended December 31, 2003, 2002 and 2001, was not significant. At December 31, 2002, the recorded investment in impaired loans totaled $9.2 million and the average outstanding balance for the year ended December 31, 2002, was $10.7 million.

Note 8 – FHLB Stock

Holdings of FHLB stock totaled $198.4 million and $150.0 million at December 31, 2003 and 2002, respectively. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. Dividends received on the stock equaled $8.1 million, $8.3 million and $8.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 9 – Repurchased Assets

Since the majority of all the loans the Company originates are sold to the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there is was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations even though the loans were sold on a non-recourse basis.

Net assets repurchased pending foreclosure totaled $12.0 million and $10.4 million at December 31, 2003 and 2002, respectively. Net repurchased assets are classified as other assets.

Activity in the secondary market reserve is summarized as follows (in thousands):

	For the years ended
	December 31,
	2003	2002	2001

Balance, beginning of period	$9,084	$12,972	$9,399
Provision charged to earnings	8,716	(671)	5,490
Charge-offs, net of recoveries	(7,546)	(3,217)	(1,917)

Balance, end of period	$10,254	$9,084	$12,972

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 10 –	Repossessed Assets

Repossessed assets include the following (in thousands):

	December 31,
	2003	2002

One-to-four family properties	$36,649	$42,921
Commercial properties	129	2,173

Repossessed assets, net	$36,778	$45,094

Note 11 –	Premises and Equipment

Premises and equipment balances are as follows (in thousands):

	December 31,
	2003	2002

Land	$21,577	$14,182
Office buildings	92,262	88,250
Computer hardware and software	103,523	84,567
Furniture, fixtures and equipment	45,538	35,736
Automobiles	370	374

Total	263,270	223,109
Less accumulated depreciation	(102,213)	(73,479)

	$161,057	$149,630

Depreciation expense amounted to approximately $31.1 million, $25.5 million, and $19.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $9.0 million, $7.2 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2003 (in thousands):

2004	$6,823
2005	5,405
2006	3,206
2007	1,755
2008	724
Thereafter	1,229

Total	$19,142

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 12 – Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans at December 31, 2003 and 2002, are summarized as follows (in thousands):

	December 31,
Mortgage loans serviced for:	2003	2002

FHLMC and FNMA	$30,347,804	$21,476,796
FHLBI	34,667	82,926
GNMA	173	483
Other investors	12,435	26,592

Total	$30,395,079	$21,586,797

Not included in the above totals are $3.4 billion and $7.8 billion of mortgage loans at December 31, 2003 and 2002, respectively, that are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $565.0 million and $693.6 million at December 31, 2003 and 2002, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in mortgage servicing rights (in thousands):

	For the years ended December 31,
	2003	2002	2001

Balance, beginning of period	$230,756	$168,469	$106,425
Capitalization	497,340	478,456	488,829
Sales	(344,950)	(353,571)	(381,253)
Amortization	(123,018)	(62,598)	(45,532)

Balance, end of period	$260,128	$230,756	$168,469

At December 31, 2003, 2002, and 2001, the estimated fair value of the mortgage loan servicing portfolio was $410.6 million, $244.5 million and $244.3 million, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 13 – Deposit Accounts

The deposit accounts are as follows (in thousands):

	December 31,
	2003	2002

Demand accounts	$390,008	$401,517
Savings accounts	314,452	352,155
MMDA	1,320,635	575,411
Certificates of deposit	1,602,223	1,324,486

Total consumer direct deposits	3,627,318	2,653,569
Municipal deposits	899,123	807,665
National accounts	1,153,726	912,655

Total deposits	$5,680,167	$4,373,889

The Municipal deposits listed in this table include $752.0 million that are certificates of deposit with maturities typically less than one year and $147.1 million in checking and savings accounts.

Non-interest-bearing deposits included in the demand accounts balances at December 31, 2003 and 2002, were approximately $512.3 million and $232.2 million, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $894.5 million at December 31, 2003 and 2002, respectively. The following table indicates the schedule maturities for certificates of deposit with a minimum denomination of $100,000 (in thousands):

	2003	2002

Three months or less	$454,294	$441,575
Over three months to six months	160,002	126,051
Over six months to twelve months	253,035	116,095
One to two years	158,764	96,235
Thereafter	265,745	114,507

Total	$1,291,840	$894,463

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 13 – Deposit Accounts (continued)

The following schedules indicate the scheduled maturities of the Company’s certificates of deposit by acquisition channel as of December 31, 2003 (in thousands):

	Consumer		National
	Direct	Municipal	accounts	Total

Twelve months or less	$586,938	$700,699	$222,520	$1,510,157
One to two years	432,292	23,881	334,233	790,406
Two to three years	218,160	25,310	220,764	464,234
Three to four years	260,482	2,156	273,161	535,799
Four to five years	92,528	—	103,048	195,576
Thereafter	11,823	—	—	11,823

Total	$1,602,223	$752,046	$1,153,726	$3,507,995

Note 14 – FHLB Advances

The following indicates certain information related to the FHLB advances (in thousands):

	For the years ended December 31,
	2003	2002	2001

Maximum outstanding at any month end	$3,320,000	$2,492,000	$2,319,093
Average balance	2,711,119	2,179,060	2,076,400
Average interest rate	4.69%	5.29%	5.63%

The Company has the authority and approval from the FHLB to utilize a total of $4.5 billion in collateralized borrowings. Advances at December 31, 2003, totaled $3.3 billion and carried a weighted rate of 4.25%. The following outlines the Company’s advance maturity dates as of December 31, 2003 (in millions):

2004	$250
2005	520
2006	250
2007	400
2008	650
Thereafter	1,100

Total	$3,170

The remaining $76.0 million are daily adjustable rate advances. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 15 – Long Term Debt

The following table presents long-term debt at December 31, (in thousands):

	2003	2002

Junior subordinated notes related to trust preferred securities
Fixed 9.50% to be redeemed 2004(1)	$74,750	$74,750
Floating 3 month LIBOR plus 3.25%(2) (4.42% at December 31, 2003), matures 2032	25,000	25,000
Fixed 6.55%(3), matures 2033	25,000	—
Fixed 6.75%(3), matures 2033	25,000	—

Subtotal	149,750	99,750
Other Debt
Fixed 7.00% due 2013	1,350	—

Total long-term debt	$151,100	$99,750

(1)	On January 21, 2004, the Company announced its intent to redeem all of the preferred securities of Flagstar Trust on April 30, 2004. The securities will be redeemed at $25.00 per share plus accrued interest.

(2)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, whereas the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007.

(3)	After five years the rate converts to a variable rate equal to 3 month LIBOR plus 3.25%.

The following table presents the aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2003 (in thousands):

2004	$74,775
2005	25
2006	25
2007	25
2008	25
Thereafter	76,225

Total	$151,100

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 16 – Federal Income Taxes

Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the years ended December 31,
	2003	2002	2001

Income from operations	$136,755	$60,626	$45,927
Cumulative effect of a change in accounting principle	—	10,078	—
Stockholders’ equity, for the tax benefit from stock-based compensation	(8,945)	(2,609)	(5,460)
Stockholders’ equity, for the tax effect of Other Comprehensive Income	1,170	—	—

	$128,980	$68,095	$40,467

Components of the provision for federal income taxes from operations consist of the following (in thousands):

	For the years ended December 31,
	2003	2002	2001

Current provision	$118,854	$82,409	$19,950
Deferred provision (benefit)	17,901	(21,783)	25,977

	$136,755	$60,626	$45,927

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the years ended December 31,
	2003	2002	2001

Provision at statutory federal income tax rate	$136,888	$59,939	$45,103
Increase (decrease) resulting from:
Amortization of deposit premium	—	—	226
Other, net	(133)	687	598

Provision at effective federal income tax rate	$136,755	$60,626	$45,927

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 16 – Federal Income Taxes (continued)

The details of the net tax liability are as follows (in thousands):

	December 31,
	2003	2002

Deferred tax assets:
Allowance for loan and other losses	$22,146	$22,558
Non-accrual interest	935	1,462
Purchase accounting valuation adjustments	39	33
Reserve for foreclosure losses	3,934	3,901
Mark-to-market adjustments on earning assets	3,427	13,681
Deferred compensation plan	1,921	—
Other	1,687	2,820

	34,089	44,455
Deferred tax liabilities:
Mark-to-market adjustment – forward commitments	(2,446)	(6,189)
Unrealized hedging gains	(1,170)	—
Deferred loan costs and fees	(5,048)	(3,150)
Tax bad debt reserves	—	(313)
Premises and equipment	(5,866)	(5,769)
Mortgage loan servicing rights	(91,045)	(80,765)
Other	(653)	(1,337)

	(106,228)	(97,523)

Net deferred tax liability	(72,139)	(53,068)
Current federal income taxes payable	(1,437)	(20,514)

Income taxes payable	$(73,576)	$(73,582)

Through December 31, 2003, the Company has taken into taxable income approximately $5.4 million of previously deducted tax bad debt reserves. A deferred tax liability had been provided relative to these reserves. The Company has not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserves of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings and profits, or ceases to qualify as a bank for tax purposes.

Note 17 – Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation up to a maximum of $12,000 annually. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 17 – Employee Benefit Plans (continued)

$6,000. Participants that meet certain criteria are able to catch-up their contributions up to a maximum of $14,000 annually. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2003, 2002, and 2001 were approximately $3.5 million, $3.1 million, and $1.6 million, respectively. The Company may also make discretionary contributions to the plan; however, none has been made.

The Company offers a deferred compensation plan to employees. The deferred compensation plan allows employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remain the property of the Company. The Company has invested $5.2 million in Company Owned Life Insurance (“COLI”) in order to offset its liability in its deferred compensation program. At December 31, 2003, the Company had a deferred liability to the participants of the compensation plan totaling $5.5 million.

Note 18 – Contingencies

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

Note 18 – Contingencies (continued)

While the Company has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Note 19 – Regulatory Capital Requirements

Flagstar Bank, fsb is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003 and 2002, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 19 – Regulatory Capital Requirements (continued)

as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Tangible capital (to tangible assets)	$784,652	7.4%	$158,276	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	784,652	7.4%	316,553	3.0%	$527,588	5.0%
Tier I capital (to risk weighted assets)	784,652	12.9%	N/A	N/A	365,066	6.0%
Total capital (to risk weighted assets)	819,015	13.5%	486,622	8.0%	608,278	10.0%

As of December 31, 2002:
Tangible capital (to tangible assets)	$551,219	6.7%	$122,857	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	551,219	6.7%	245,715	3.0%	$409,524	5.0%
Tier I capital (to risk weighted assets)	551,219	11.0%	N/A	N/A	300,264	6.0%
Total capital (to risk weighted assets)	601,110	12.0%	400,344	8.0%	500,440	10.0%

Note 20 – Concentrations of Credit

Properties collateralizing mortgage loans receivable were geographically disbursed throughout the United States. As of December 31, 2003, approximately 19.3% of these properties are located in Michigan (measured by principal balance), and another 49.6% were located in the states of California (20.9%), Colorado (6.5%), Washington (5.1%), Florida (5.1%), Texas (4.5%), Illinois (4.2%) and Ohio (3.3%). No other state contains more than 3% of the properties collateralizing these loans.

Note 21 – Related Party Transactions

The Company has and expects to have in the future, transactions with the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit, and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2003, the balance of the loans attributable to directors and principal officers totaled $6.4 million, with the unused lines of credit totaling $14.9 million. At December 31, 2002, the balance of loans attributable to directors and principal officers totaled $20.6 million, with unused lines of credit totaling $5.8 million.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Derivative Financial Instruments

Available for sale loans and interest rate lock commitments

The Bank has interest rate exposure relative to its inventory of available for sale loans and its committed pipeline. The mortgage loan inventory is comprised of mortgage loans held by the Bank pending sale. The mortgage loan inventory is generally held on to for less than 30 days. The committed pipeline is comprised of loan applications in process where the Bank has provided an interest rate lock commitment (“IRLC”) for a specified period, generally from 7 to 60 days.

The Bank’s loan production consists primarily of fixed rate mortgages. Fixed rate mortgages, like other fixed rate debt instruments, are subject to a loss in value when market interest rates rise. The Bank is exposed to such losses from the time an IRLC is made to an applicant (or financial intermediary) to the time the related mortgage loan is sold. To manage this risk of loss, the Bank utilizes derivatives, primarily forward sales of mortgage loans. Certain of these transactions qualify as “fair value” hedges under SFAS 133. (See the following section titled “Accounting for Risk Management Activities” for further discussion.)

The Bank ensures that substantially all fixed rate mortgage loan inventory held for sale is covered at all times through corresponding forward sale commitments of mortgage loans.

The interest rate risk management of the committed pipeline is complicated by the fact that the ultimate percentage of applications that close within the terms of the IRLC is variable. The probability that the loan will fund within the terms of the IRLC is driven by a number of factors, in particular the change, if any, in mortgage rates subsequent to the lock date. In general, the probability increases if mortgage rates rise, and decreases if mortgage rates fall. This is due primarily to the relative attractiveness, or unattractiveness, of current mortgage rates compared to the applicant’s committed rate. The probability that a loan will fund within the terms of the IRLC also is influenced by the source of the applications, age of the applications, purpose for the loans (purchase or refinance), and the application approval rate. The Bank has developed closing ratio estimates (“Fallout Ratios”) using its historical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage rates fall. The Fallout Ratios are utilized to estimate the quantity of loans that will fund within the terms of the IRLCs.

To manage the interest rate risk associated with the committed pipeline, the Bank enters into forward sales of mortgage loans. As a general rule, the Bank enters into forward sales of mortgage loans in an amount equal to the portion of the committed pipeline expected to close, assuming no change in mortgage rates. The Bank reviews its committed pipeline and mortgage inventory risk profiles on a daily basis.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Derivative Financial Instruments (continued)

The following table summarizes the balance or notional amounts, as applicable, of mortgage loan inventory, committed pipeline and the related derivatives instruments at December 31, 2003.

	December 31,
	2003	2002

	(In millions)
Mortgage loans inventory	$2,760	$3,302
Committed pipeline	2,885	7,206
Forward sales commitments	3,699	6,419

Accounting Issues

In general, the risk management activities connected with 95% or more of the fixed rate mortgage inventory has qualified as a “fair value” hedge under SFAS 133. The Bank recognized pre-tax losses of $10.7 million and pre-tax losses of $11.1 million, representing the ineffective portion of such fair value hedges of mortgage inventory, for the years ended December 31, 2003 and 2002, respectively. This amount along with the change in the fair value of the derivative instruments that were not designated as hedge instruments under SFAS 133 are included in gain on sale of loans in the statement of earnings. The derivative instruments that did not qualify as a hedge under SFAS 133 were primarily those used to manage the interest rate risk related to a portion of the Bank’s adjustable rate and non-conforming mortgage inventory.

IRLCs are derivative instruments as defined by SFAS 133. As such, IRLCs are recorded at fair value with changes in fair value recognized in current period earnings (as a component of gain on sale of loans). The Bank estimates the fair value of an IRLC based on the change in estimated fair value of the underlying mortgage loan and the probability that the mortgage loan will fund within the terms of the IRLC. The change in fair value of the underlying mortgage loan is based upon quoted MBS prices. The change in fair value of the underlying mortgage loan is measured from the lock date. Therefore, at the time of issuance the estimated fair value of an IRLC is zero. (Subsequent to issuance, the value of an IRLC can be either positive or negative, depending on the change in value of the underlying mortgage loan). The Fallout Ratios are utilized to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. Because IRLCs are derivatives under SFAS 133, the associated risk management activities of the committed pipeline do not qualify for hedge accounting under SFAS 133. The “freestanding” derivative instruments that are used to manage the interest rate risk in the committed pipeline are marked to fair value and recorded as a component of gain on sale of loans in the statement of earnings.

Duration-matched Funding

In order to lengthen the effective duration of the funding source utilized for the acquisition of intermediate adjustable rate mortgages, the Company entered into a series of interest-rate swap contracts. The Interest rate swap contracts are agreements in which two parties periodically exchange floating-rate payments for fixed-rate payments based on a designated market rate or index and are applied to a specified notional

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 22 – Derivative Financial Instruments (continued)

amount until a stated maturity. The hedged portfolio of certificates of deposit are primarily based on one-month LIBOR or three-month LIBOR. These contracts enable the Bank to convert a portion of its floating-rate, short-term certificate of deposits (30 to 180 days) to a fixed-rate, long-term source of deposits (36 to 60 months). The interest rate swap contracts are structured such that payments are based on a specified notional amount ($500 million) in which the Bank will pay a fixed-rate and will receive floating-rate payments. These transactions are designed as cash flow hedges under SFAS 133. The average interest rates as of December 31, 2003 for the fixed-rate and the floating-rate are 2.97% and 1.32%, respectively. At December 31, 2003, the hedge ineffectiveness was not significant.

Counterparty Credit Risk

The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only well-established, financially strong counterparties, spreading the credit risk among many such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.

Note 23 – Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2003 and 2002. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

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

Note 23 – Fair Value of Financial Instruments (continued)

valued using fair values attributable to similar mortgage loans. The fair value of the other loans are valued based on the fair value of obligations with similar credit characteristics.

Investment securities: The carrying amount of other investments approximates fair value.

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

Long Term Debt: The preferred securities of Flagstar Trust are traded on the New York Stock Exchange under the symbol “FBC-O”. The trust preferred securities of Trust II, Trust III and Trust IV are classified here.

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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Fair Value of Financial Instruments (continued)

The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$148,417	$148,417	$126,969	$126,969
Mortgage loans available for sale	2,759,551	2,796,657	3,302,212	3,372,210
Investment loan portfolio and MBS	6,870,930	6,920,606	4,024,236	4,212,710
FHLB stock	198,356	198,356	150,000	150,000
Other investments	14,144	14,145	11,766	11,806
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,025,095)	(2,025,095)	(1,329,083)	(1,333,346)
Certificates of deposit	(1,602,223)	(1,634,582)	(1,324,486)	(1,366,539)
Municipal deposits	(899,123)	(890,062)	(807,665)	(800,682)
Wholesale certificates of deposit	(1,153,726)	(1,164,243)	(912,655)	(912,358)
FHLB advances	(3,246,000)	(3,326,498)	(2,222,000)	(2,380,233)
Long Term Debt	(151,100)	(151,500)	(99,750)	(99,750)
Other liabilities	—	—	(54,373)	(54,373)
Off-balance sheet items:
Forward delivery contracts	(19,563)	(19,563)	(63,354)	(63,354)
Commitments to extend credit	14,440	14,440	8,781	8,781
Interest rate swaps	3,343	3,343	—	—

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

Note 23 – Fair Value of Financial Instruments (continued)

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

	December 31,
	2003	2002

	(In millions)
Forward delivery contracts	$3,699	$6,419
Commitments to extend credit	3,027	7,299

All of the Company’s financial instruments with off-balance sheet risk expire within one year.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 23 – Fair Value of Financial Instruments (continued)

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage-backed securities:

Forward Delivery Contracts

Forward Delivery Contracts: Forward delivery contracts are entered into to exchange mortgage loans for mortgage backed securities and to sell mortgage-backed securities:

	December 31,
	2003	2002

	(In millions)
Mortgage loan type:
Fixed	$3,677	$6,417
Balloon	—	2
Variable	22	—

Total	$3,699	$6,419

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

	December 31,
	2003	2002

	(In millions)
Single family mortgage	$2,885	$7,206
Other	142	93

Total	$3,027	$7,299

Fixed	$2,300	$6,967
Variable	727	332

Total	$3,027	$7,299

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 24 – Segment Information

The Company’s operations are broken down into two business segments: home lending and banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn spread income. On the other hand, the home lending operation involves the origination, packaging, and sale of mortgage loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group.

Following is a presentation of financial information by business for the period indicated.

	For the year ended December 31, 2003
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

		(In thousands)
Revenues	$208,579	$451,884	$—	$660,463
Earnings before income taxes	100,447	290,660	—	391,107
Depreciation and amortization	7,023	147,111	—	154,134
Capital expenditures	18,671	23,872	—	42,543
Identifiable assets	8,466,397	3,353,796	(1,250,000)	10,570,193
Intersegment income (expense)	12,327	(12,327)	—	—

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 24 – Segment Information (continued)

	For the year ended December 31, 2002
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

		(In thousands)
Revenues	$156,660	$263,993	$—	$420,653
Earnings before income taxes	85,130	86,123	—	171,253
Depreciation and amortization	13,267	74,851	—	88,118
Capital expenditures	12,413	23,208	—	35,621
Identifiable assets	4,725,609	4,117,393	(630,216)	8,212,786
Intersegment income (expense)	9,252	(9,252)	—	—

	For the year ended December 31, 2001
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

		(In thousands)
Revenues	$94,900	$224,249	$—	$319,149
Earnings before income taxes	41,669	87,198	—	128,867
Depreciation and amortization	4,470	61,239	—	65,709
Capital expenditures	8,064	44,672	—	52,736
Identifiable assets	3,264,606	4,034,033	(661,842)	6,636,797
Intersegment income (expense)	2,048	(2,048)	—	—

Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 25 – Earnings Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2003 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$254,352	59,811	$4.25
Effect of options	—	3,920	(0.26)

Diluted earnings	$254,352	63,731	$3.99

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 25 – Earnings Per Share (continued)

In 2003, the Company had 207,000 options that were classified as anti-dilutive and are excluded from the EPS calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2002 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$110,627		$1.90
Earnings from the cumulative effect of a change in accounting principle	18,716		0.32

Basic earnings	129,343	58,350	$2.22
Effect of options	—	3,512	(0.13)

Diluted earnings	$129,343	61,862	$2.09

In 2002, the Company had 1.4 million options that were classified as anti-dilutive and are excluded from the EPS calculations.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2001 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$82,940	55,446	$1.50
Effect of options	—	4,194	(0.11)

Diluted earnings	$82,940	59,640	$1.39

In 2001, the Company had no options that were classified as anti-dilutive.

Note 26 – Stock Option and Purchase Plans, and other Compensation Plans

In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the IPO common stock offering.

          Stock Option Plan

The purpose of the Stock Option Plan (“Option Plan”) is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. The Option Plan was amended in 1999 and again in 2002.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 26 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

The Option Plan is accounted for in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and the Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation” which was amended by SFAS No. 148.

The following table summarizes the activity that occurred in the years ended December 31, 2003, 2002 and 2001:

	Weighted
	Average	Number
	Exercise Price	of Options

Options outstanding at January 1, 2001	$2.92	7,817,500
Granted	4.97	1,129,950
Exercised	2.97	(3,654,224)
Canceled	4.33	(80,552)

Options outstanding at December 31, 2001	3.31	5,212,674
Granted	11.79	1,603,000
Exercised	3.16	(1,345,563)
Canceled	3.69	(28,937)

Options outstanding at December 31, 2002	5.84	5,441,174
Granted	14.64	1,099,094
Exercised	4.13	(1,033,951)
Canceled	8.41	(80,447)

Options outstanding at December 31, 2003	7.87	5,425,870

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 26 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2003:

		Weighted Average	Number
	Number of Options	Remaining	Exercisable at
	Outstanding at	Contractual	December 31,
Grant Price	December 31, 2003	Life (years)	2003

$1.76	355,013	6.50	107,375
1.96	999,563	4.00	329,063
2.89	77,022	0.34	77,022
3.20	183,738	6.06	48,734
4.32	20,744	4.05	20,744
4.77	16,200	4.70	16,200
4.83	330,958	7.06	60,954
5.01	647,745	5.57	125,409
5.29	221,646	5.49	221,646
5.32	1,800	5.39	1,800
6.06	9,000	5.13	9,000
11.80	1,472,531	6.66	539,682
12.27	882,934	9.21	—
24.72	206,976	9.50	—

	5,425,870		1,557,629

Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2003, 2002 and 2001, respectively, the Company spent approximately $43,900, $42,500, and $19,000 on the Purchase Plan.

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Company’s Board of Directors. Each year they decide which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2003, 2002 and 2001 all members of the executive management team were included in the Incentive Plan. The Company spent $5.4 million,

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 26 – Stock Option and Purchase Plans, and other Compensation Plans (continued)

$3.3 million and $2.0 million on the Incentive Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

Incentive Stock Plan

Under the 2000 Incentive Stock Plan (“Stock Plan”), participants are issued common shares of the Company stock as compensation. The Company incurred expenses of approximately $833,000, $1.0 million and $618,000 on the Stock Plan, during 2003, 2002 and 2001, respectively. The Stock Plan was approved by the Company’s Board of Directors on June 19, 2000.

Note 27 –  Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2003, 2002, and 2001 (in thousands, except earnings per share data) (certain per share results have been adjusted to conform the 2003 presentation):

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$124,792	$126,323	$135,185	$124,885
Interest expense	71,238	75,239	81,494	80,512

Net interest income	53,554	51,084	53,691	44,373
Provision for losses	7,887	6,772	3,355	2,067

Net interest income after provision for losses	45,667	44,312	50,336	42,306
Loan administration	(25,609)	(13,056)	7,462	12,543
Net gain on loan sales	89,247	154,256	91,665	22,108
Net gain on MSR sales	1,261	320	44,619	21,102
Other non-interest income	10,678	11,387	11,655	18,123
Non-interest expense	57,571	65,489	65,963	60,252

Earnings before income taxes	63,673	131,730	139,774	59,930
Provision for income taxes	22,346	46,150	49,000	19,259

Net earnings	$41,327	$85,580	$90,774	$36,671

Basic earnings per share	$0.70	$1.44	$1.51	$0.60

Diluted earnings per share	$0.66	$1.34	$1.42	$0.57

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 27 –  Quarterly Financial Data (Unaudited) (continued)

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$114,821	$109,152	$113,175	$112,964
Interest expense	65,663	62,622	67,050	68,545

Net interest income	49,158	46,530	46,125	44,419
Provision for losses	7,768	3,183	6,462	9,713

Net interest income after provision for losses	41,390	43,347	39,663	34,706
Loan administration	780	5,508	(793)	(9,773)
Net gain on loan sales	50,418	24,711	42,385	75,098
Net gain on MSR sales	650	10,179	2,935	710
Other non-interest income	6,457	5,840	7,262	12,054
Non-interest expense	60,268	48,772	50,305	62,929

Earnings before tax provision and cumulative effect of a change in accounting principle	39,427	40,813	41,147	49,866
Provision for income taxes	13,904	14,395	14,527	17,800

Earnings before a cumulative effect of a change in accounting principle	25,523	26,418	26,620	32,066
Cumulative effect of a change in accounting principle	—	—	18,716	—

Net earnings	$25,523	$26,418	$45,336	$32,066

Earnings per share before cumulative effect of a change in accounting principle
Basic	$0.45	$0.45	$0.45	$0.55
Diluted	$0.42	$0.43	$0.43	$0.51
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	$0.32	—
Diluted	—	—	$0.30	—

Net earnings per share — Basic	$0.45	$0.45	$0.77	$0.55

Net earnings per share — Diluted	$0.42	$0.43	$0.73	$0.51

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 27 –  Quarterly Financial Data (Unaudited) (continued)

	2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$112,075	$108,564	$108,233	$109,899
Interest expense	86,761	84,476	79,121	74,683

Net interest income	25,314	24,088	29,112	35,216
Provision for losses	4,074	4,105	1,180	16,213

Net interest income after provision for losses	21,240	19,983	27,932	19,003
Loan administration	581	(5,776)	(4,244)	(5,501)
Net gain on loan sales	26,122	47,072	46,600	71,939
Net gain on MSR sales	1,428	(258)	737	324
Other non-interest income	4,699	6,663	7,800	7,233
Non-interest expense	35,312	40,498	40,555	48,345

Earnings before income taxes	18,758	27,186	38,270	44,653
Provision for income taxes	6,861	9,690	13,703	15,673

Net earnings	$11,897	$17,496	$24,567	$28,980

Basic earnings per share	$0.23	$0.32	$0.45	$0.50

Diluted earnings per share	$0.21	$0.30	$0.41	$0.47

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 28 – Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Financial Condition
(In thousands)

	December 31,
	2003	2002

Assets
Cash and cash equivalents	$2,475	$3,353
Investment in subsidiaries	799,961	516,473
Deferred tax benefit	4	1,158
Other assets	4,910	3,790

Total assets	$807,350	$524,774

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$154,390	$102,836

Total interest paying liabilities	154,390	102,836
Other liabilities	450	2,992

Total liabilities	154,840	105,828
Stockholders’ Equity
Common stock	607	592
Additional paid in capital	35,394	29,147
Retained earnings	616,509	389,207

Total stockholders’ equity	652,510	418,946

Total liabilities and stockholders’ equity	$807,350	$524,774

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 28 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Earnings
(In thousands)

	For the years ended December 31,
	2003	2002	2001

Income
Dividends from subsidiaries	$24,000	$6,000	$8,000
Interest	1,515	234	220

Total	25,515	6,234	8,220
Expenses
Interest	13,107	7,353	7,321
General and administrative	1,683	809	1,459

Total	14,790	8,162	8,780

Earnings before undistributed earnings of subsidiaries	10,725	(1,928)	(560)
Equity in undistributed earnings of subsidiaries	238,981	128,503	80,505

Earnings before federal income tax benefit	249,706	126,575	79,945
Federal income tax benefit	(4,646)	(2,768)	(2,995)

Net earnings	$254,352	$129,343	$82,940

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements – continued

Note 28 – Holding Company Only Financial Statements (continued)

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2003	2002	2001

Operating Activities
Net earnings	$254,352	$129,343	$82,940
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(238,981)	(128,503)	(80,505)
Change in other assets	(1,130)	(723)	227
Provision for deferred tax benefit	1,154	6,655	(2,995)
Change in other liabilities	(2,542)	(1,095)	4,053

Net cash provided by operating activities	12,853	5,677	3,720
Investing Activities
Net change in other investments	10	(561)	—
Net change in investment in subsidiaries	(47,634)	(30,019)	(11,576)

Net cash used in investment activities	(47,624)	(30,580)	(11,576)
Cash Flows From Financing Activities
Proceeds from the issuance of junior subordinated debentures	51,554	25,774	—
Net proceeds from common stock issued	—	—	417
Proceeds from exercise of stock options and grants issued	444	4,890	10,869
Tax benefit from stock options exercised	8,945	2,609	5,460
Dividends paid	(27,050)	(9,384)	(5,029)

Net cash provided by financing activities	33,893	23,889	11,717

Net (decrease) increase in cash and cash equivalents	(878)	(1,014)	3,862
Cash and cash equivalents at beginning of period	3,353	4,367	505

Cash and cash equivalents at end of period	$2,475	$3,353	$4,367

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the section captioned “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. Reference is also made to the information appearing in Part I — “Executive Officers,” which is incorporated herein by reference.

The information required by this Item pursuant to Item 405 of Regulation S-K will appear under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, which section is incorporated herein by reference.

Information required by this Item pursuant to Item 401(h) and 401(i) of Regulation S-K relating to an audit committee financial expert and identification of the Audit Committee of our Board of Directors will appear under the heading “Meetings and Committees and Compensation of Directors” in our Proxy Statement, which section is incorporated herein by reference.

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.flagstar.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of our Proxy Statement captioned “Independent Auditors”.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(a) The following documents are filed as a part of this report:

Exhibit No.	Description
1.	Financial Statements.
The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2003 and 2002
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.1	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.4	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 10.2 to the Company’s Form S-1 Registration Statement, and incorporated herein by reference).
10.5	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-3 Registration Statement, dated April 30, 1999, and incorporated herein by reference).
10.6	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-3 Registration Statement, dated May 30, 2002, and incorporated herein by reference).
21.	List of Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS (continued)

(b) Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Company submitted no Current Reports on Form 8-K during the fourth Quarter of 2003, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.

Flagstar Bancorp, Inc., will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to: Michael W. Carrie, Executive Director, at the address of the principal executive offices set forth on the cover of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND

Mark T. Hammond
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

SIGNATURE		TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer

By:	/s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Director, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Director and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, Jr.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ DAVID V. JOHNSON David V. Johnson	Director

By:	/s/ C. MICHAEL KOJAIAN C. Michael Kojaian	Director

By:	/s/ JOHN R. KERSTEN John R. Kersten	Director

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

1.	Financial Statements.
The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
Management’s Report
Report of Independent Certified Public Accountant
Consolidated Statements of Financial Condition — December 31, 2003 and 2002
Consolidated Statements of Earnings for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
3.1	Restated Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.1	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.2	First Amended Employee Stock Option and Appreciation Rights Plan of Flagstar Bank, as amended and restated (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.3	Deferred Compensation Plan of Flagstar Bank (previously filed as Exhibit 10.7 to the Company’s Form S-1 Registration Statement and incorporated herein by reference).
10.4	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 10.2 to the Company’s Form S-1 Registration Statement, and incorporated herein by reference).
10.5	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-3 Registration Statement, dated April 30, 1999, and incorporated herein by reference).
10.6	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-3 Registration Statement, dated May 30, 2002, and incorporated herein by reference).
21.	List of Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

EXHIBIT NO.	DESCRIPTION

32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551

(b) Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Company submitted no Current Reports on Form 8-K during the fourth Quarter of 2003, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.