Form 10-Q
period 2004-03-31
FLAGSTAR BANCORP INC
filed 2004-05-10
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days. Yes ☒ No ☐.

     As of April 24, 2004, 60,842,516 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — March 31, 2004 (unaudited) and December 31, 2003.

Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2004 and 2003.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity — For the three months ended March 31, 2004 (unaudited) and for the year ended December 31, 2003.

Unaudited Condensed Notes to Consolidated Financial Statements.

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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$205,450	$148,417
Mortgage-backed securities held to maturity	27,852	30,678
Investment securities held to maturity	15,196	14,144
Mortgage loans available for sale	2,984,776	2,759,551
Loans held for investment	8,105,914	6,840,252
Less: allowance for losses	(40,814)	(36,017)

Investment loan portfolio, net	8,065,100	6,804,235

Total interest earning assets	11,092,924	9,608,608
Accrued interest receivable	48,811	46,883
Federal Home Loan Bank stock	227,428	198,356
Repossessed assets	36,348	36,778
Repurchased assets	18,695	11,956
Premises and equipment	161,999	161,057
Mortgage servicing rights	261,132	260,128
Other assets	132,910	98,010

Total assets	$12,185,697	$10,570,193

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$6,075,328	$5,680,167
Federal Home Loan Bank advances	4,067,409	3,246,000
Long term debt	155,740	151,100

Total interest bearing liabilities	10,298,477	9,077,267
Accrued interest payable	15,980	20,328
Undisbursed payments on loans serviced for others	734,497	475,261
Escrow accounts	250,531	178,472
Liability for checks issued	58,952	27,496
Federal income taxes payable	87,655	73,576
Other liabilities	67,507	63,110

Total liabilities	11,513,599	9,915,510
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized; 60,832,493 and 60,675,169 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	608	607
Additional paid in capital	36,150	35,394
Accumulated other comprehensive income	(2,922)	2,173
Retained earnings	638,262	616,509

Total stockholders’ equity	672,098	654,683

Total liabilities and stockholders’ equity	$12,185,697	$10,570,193

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the quarter ended
	March 31,
	2004	2003
	(unaudited)
Interest Income
Loans	$129,945	$121,235
Other	778	1,493

Total	130,723	122,728
Interest Expense
Deposits	34,049	33,895
FHLB advances	36,742	28,454
Other	8,955	8,889

Total	79,746	71,238

Net interest income	50,977	51,490
Provision for losses	9,302	7,887

Net interest income after provision for losses	41,675	43,603
Non-Interest Income
Loan administration	8,232	(25,609)
Net gain on loan sales	32,132	89,247
Net gain on sales of mortgage servicing rights	21,785	1,261
Other	15,932	12,742

Total	78,081	77,641
Non-Interest Expense
Compensation and benefits	27,109	24,915
Occupancy and equipment	17,485	16,109
General and administrative	17,785	16,547

Total	62,379	57,571

Earnings before federal income taxes	57,377	63,673
Provision for federal income taxes	20,420	22,346

Net Earnings	$36,957	$41,327

Net earnings per share – basic	$0.61	$0.70

Net earnings per share – diluted	$0.57	$0.66

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2002	$592	$29,147	$—	$389,207	$418,946
Net earnings	—	—	—	254,352	254,352
Net unrealized gain on derivatives	—	—	2,173	—	2,173

Total comprehensive income					256,525
Issuance costs of Flagstar Capital
Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock based compensation	—	8,945	—	—	8,945
Dividends paid ($0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	607	35,394	2,173	616,509	654,683
Net earnings	—	—	—	36,957	36,957
Net unrealized (loss) on derivatives	—	—	(5,095)	—	(5,095)

Total comprehensive income					31,862
Stock options exercised and grants issued, net	1	756	—	—	757
Dividends paid ($0.25 per share)	—	—	—	(15,204)	(15,204)

Balance (unaudited) at March 31, 2004	$608	$36,150	$(2,922)	$638,262	$672,098

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the quarter ended
	March 31,
	2004	2003
Operating Activities
Net earnings	$36,957	$41,327
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	9,302	7,887
Provision for secondary market losses	8,067	2,179
Depreciation and amortization	28,874	55,372
FHLB stock dividends	(2,493)	—
Net gain on the sale of assets	(510)	(882)
Net gain on loan sales	(24,064)	(89,247)
Net gain on sales of mortgage servicing rights	(21,785)	(1,261)
Proceeds from sales of loans available for sale	6,407,827	13,972,870
Originations and repurchases of loans available for sale, net of principal repayments	(7,040,349)	(15,718,790)
Increase in accrued interest receivable	(1,928)	(5,145)
Increase in other assets	(49,471)	(7,503)
(Decrease) increase in accrued interest payable	(4,348)	152
Increase in the liability for checks issued	31,456	21,204
Increase (decrease) in federal income taxes payable	16,823	(7,654)
Increase (decrease) in other liabilities	2,566	(1,627)

Net cash used in operating activities	(603,082)	(1,731,118)
Investing Activities
Purchase of other investments	(1,052)	(1,255)
Investment in mortgage backed securities, net of principal repayments	2,827	(2,099)
Origination of loans held for investment, net of principal repayments	(863,441)	476,423
Purchase of FHLB stock	(26,579)	—
Investment in unconsolidated subsidiary	4,640	—
Proceeds from the disposition of repossessed assets	19,394	10,179
Acquisitions of premises and equipment	(9,160)	(11,746)
Proceeds from the disposition of premises and equipment	63	10
Increase in mortgage servicing rights	(83,523)	(117,510)
Proceeds from the sale of mortgage servicing rights	83,529	120,102

Net cash (used in) provided by investing activities	(873,302)	474,104
Financing Activities
Net increase in deposit accounts	395,160	805,077
Issuance of junior subordinated debt	—	50,000
Net increase in Federal Home Loan Bank advances	821,409	142,597
Net receipt of payments of loans serviced for others	259,236	198,831
Net receipt of escrow payments	72,059	55,502
Proceeds from the exercise of common stock options	757	576
Dividends paid to stockholders	(15,204)	(2,967)

Net cash provided by financing activities	1,533,417	1,249,616

Net increase (decrease) in cash and cash equivalents	57,033	(7,398)
Beginning cash and cash equivalents	148,417	126,969

Ending cash and cash equivalents	$205,450	$119,571

The accompanying notes are an integral part of these financial statements

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the quarter ended
	March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$18,396	$20,257

Total interest payments made on deposits and other borrowings	$84,094	$71,085

Federal income taxes paid	$3,000	$29,970

Loans held for sale transferred to loans held for investment	$314,362	$779,578

Supplemental disclosure of non-cash financing information:
During the quarter ended March 31, 2004, the Company recorded a net market value adjustment for interest rate swaps of ($5,095).

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $12.2 billion in assets at March 31, 2004, Flagstar is the largest savings institution and 2nd largest banking institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans for investment.

The single-family mortgage loans originated that conform to underwriting standards of FNMA, FHLMC or GNMA are securitized and sold on a servicing retained basis. The out-of-market servicing rights are then sold in a separate transaction. The Company also invests in a significant amount of its mortgage loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Note 2. Basis of Presentation

The accompanying consolidated unaudited financial statements of Flagstar Bancorp, Inc. (the “Company”), have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to year-end audit, the results of operations for the interim period herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Note 3. Critical Accounting Policies (continued)

Allowance for Loan Losses

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

Mortgage Servicing Rights

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

Derivative Accounting

In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with Financial Accounting Standards Board (FASB) No. 133, the Company carries these commitments at fair value. The process of recording these commitments at fair value has the effect of recording a portion the eventual gain or loss on the sale of these loans before it actually happens. This estimation process may be prone to error and therefore could misstate the Company’s true position.

Secondary Market Reserve

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

Note 4. Recent Accounting Developments

Staff Accounting Bulletin 105

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies will be required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 will apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At March 31, 2004, such commitments with a notional amount of approximately $5.6 billion were outstanding. The Company’s current accounting policy is to not record any value for the expected MSR created upon the sale into the secondary market. The Company will adopt SAB 105 at the beginning of its second quarter, and that application of its guidance would have no impact on the results of operations or financial position of the Company.

Proposed Stock Based Compensation

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its effects on its results of operations.

FIN 46(R) — Variable interest entities

Management has determined that Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV (“the Trusts”) qualify as a variable interest entity under FIN 46, as revised. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts are included in the Company’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which must be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts that is included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $4.6 million. In addition, the income received on the Company’s common stock investment is included in other interest income. The adoption of FIN 46(R) did not have a material impact on the financial position or results of operations. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by the Trust based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as the Trusts become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

Note 5. Stock-Based Compensation

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

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), The Company continues to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and

Note 5. Stock-Based Compensation (continued)

Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three months ended March 31, 2004 and 2003:

	For the quarter
	Ended March 31,
	2004	2003
Net Earnings
As reported	$36,957	$41,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(718)	(773)

Pro forma net earnings	$36,239	$40,554

Basic earnings per share
As reported	$0.61	$0.70
Pro forma	$0.60	$0.68
Diluted earnings per share
As reported	$0.57	$0.66
Pro forma	$0.56	$0.65

In addition, during the three months ended March 31, 2003, The Company recognized compensation expense of $357 thousand ($232 thousand, net of taxes) related to restricted stock awards. These expenses were included in net earnings as reported. There was no compensation expense recognized during the three months ended March 31, 2004 related to restricted stock grants.

Note 6. Significant Events

1.	On May 15, 2003, the Company completed a 2-for-1 split of its common stock. All share information on the financial statements of the Company has been adjusted accordingly.

2.	On April 30, 2004 the Company redeemed all of its 9.50% preferred securities from its subsidiary Flagstar Trust (“Trust”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios (in thousands, except per share data)

	For the quarter ended
	March 31,	March 31,
	2004	2003
Return on average assets	1.31%	1.86%
Return on average equity	22.20%	37.82%
Efficiency ratio	48.33%	44.58%
Equity/assets ratio (average for the period)	5.90%	4.92%
Mortgage loans originated or purchased	$9,450,310	$15,062,099
Mortgage loans sold	$7,640,738	$13,253,246
Interest rate spread	1.94%	2.56%
Net interest margin	2.00%	2.64%
Average common shares outstanding (2)	60,738	59,250
Average fully diluted shares outstanding (2)	64,236	62,618
Charge-offs to average investment loans	0.26%	0.58%

	March 31,	December 31,	March 31,
	2004	2003	2003
Equity-to-assets ratio	5.52%	6.19%	4.81%
Core capital ratio (1)	6.58%	7.44%	6.79%
Total risk-based capital ratio (1)	12.01%	13.47%	12.33%
Book value per share (2)	$11.05	$10.79	$7.72
Number of common shares outstanding (2)	60,832	60,675	59,332
Mortgage loans serviced for others	$29,858,203	$30,395,079	$22,336,428
Value of mortgage servicing rights	0.87%	0.86%	0.81%
Allowance for losses to non performing loans	66.1%	61.7%	59.7%
Allowance for losses to total investment loans	0.50%	0.53%	0.94%
Non performing assets to total assets	0.96%	1.01%	1.31%
Number of banking centers	100	98	90
Number of home loan centers	131	128	101
Number of wholesale offices	12	14	14
Number of salaried employees	2,502	2,523	2,865
Number of commissioned employees	1,124	989	912

(1) Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

(2) All share data has been adjusted to reflect the 2 for 1 stock dividend issued on May 15, 2003.

Results of Operations

Net Earnings

Net earnings for the three months ended March 31, 2004 were $37.0 million ($0.57 per share-diluted), a $4.3 million decrease from the $41.3 million ($0.66 per share-diluted) reported in 2003. The decrease resulted from a $17.8 million decrease in operating expenses that was offset by a $22.7 million decrease in the deferral of operating expenses under FASB 91, a $0.5 million decrease in net interest income, and a $1.4 million increase in the provision for losses that was offset by a $1.9 million decrease in the provision for federal income taxes and a $0.5 million increase in other income.

Segment reporting

     Banking operations

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At March 31, 2004, the Bank operated a network of 100 banking centers not including its Internet branch. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposit funding sources.

In each successive period, the banking operation has expanded its deposit portfolio and the number of banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During 2004, annualized revenues increased 10.9%, while annualized pre-tax earnings increased 13.4%. Additionally, identifiable assets associated with the operation increased 13.2% in 2004. This increase is tied to the expansion of the banking center network. Further expansion of the deposit branch network is planned. During 2003, the Company opened 12 banking centers. During the first quarter, two banking centers were opened. The Company has plans to open an additional 23 banking centers, during the remainder of 2004.

The Company does not expect that it will have an immediate increase in retail deposits by opening these new locations. Nonetheless, the Company believes that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At March 31, 2004, the Company operated 36 banking centers under its in-store program. Thirty-three of these banking centers are located in Wal-Mart superstores. While 15 of the in-store branches were located in Indiana, 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed in operation in June 2000. The Company expects to open one more Wal-Mart facility in 2004.

Forty-two of the Company’s retail banking centers were opened within the past three years. The 16 banking centers in Indiana were all opened in the past four years, 15 of those banking centers are in-store branches. The Wal-Mart banking centers had an average deposit portfolio of only $17.3 million compared with the Company average of $36.1 million. Of the 100 branches, 16 branches had deposits of less than $10.0 million compared to March 31, 2003 when 28 branches had less than $10 million in deposits.

Each of the in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. The in-store facilities use a cashless electronic kiosk-operating environment that is supported by at least two customer service representatives. By relying upon in-store banking centers to expand our retail branch network, the Company avoids the significant building costs of free-standing banking centers while obtaining marketing exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our free-standing banking centers.

The Company’s Internet branch is available for customer use at www.flagstar.com. At March 31, 2004, this operation serviced $135.0 million of deposits from a national deposit base. All of our banking customers have access and options to maintain their account on-line but these deposit customers are strictly Internet based. At March 31, 2004, 95.1% of these deposits were certificates of deposit.

Despite the Company’s growing banking operation and the large number of banking centers that are not mature, the banking operation was responsible for 44.8% of revenues and 49.6% of pre-tax earnings during the three months ended March 31, 2004. During 2003, the banking operation produced 25.7% of pre-tax earnings.

     Home lending operation

Flagstar’s home lending activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. Company personnel originate loans and conduct business from 131 loan origination centers in 21 states. Company personnel also originate loans from the Bank’s 100 banking centers. Flagstar purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This network includes mortgage lending operations in all 50 states. The mortgage loans, the majority of which are subsequently sold on a servicing retained basis in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae or Ginnie Mae. The out-of-market servicing rights are then sold in a separate transaction. The Company also invests in a significant amount of its mortgage loan production in order to maximize the Company’s leverage ability and to receive the interest spread between the earning assets and paying liabilities.

The Company also manages a large servicing portfolio of primarily conforming loans. This portfolio, which totals $29.9 billion at March 31, 2004, provides additional earnings in a rising rate environment. The mortgage servicing operation provides counter-cyclical earnings protection for the home lending operation. In its capacity as a mortgage loans servicer, the Company maintains escrow balances for its customers. At March 31, 2004, the Company held $985.0 million of escrow balances.

The home lending operation is a much more volatile source of earnings. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The earnings volatility inherent in the mortgage banking operation is visually apparent in the revenues and pre-tax earnings of the operation shown below. The results show that during 2004 and 2003, revenues decreased 30.3% and increased 70.5%, respectively, while pre-tax earnings decreased 49.9% and increased 233.4%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

The following tables present certain financial information concerning the results of operations of Flagstar’s banking and home lending operation.

	Banking Operation		Home Lending Operation
	At or for the three months ended		At or for the three months ended
	2004	2003	2004	2003
		( In thousands )
Revenues	$57,822	$44,495	$78,737	$84,636
Earnings before taxes	28,472	16,993	36,405	46,680
Identifiable assets	9,579,911	5,554,968	3,601,146	4,958,310

Net Interest Income

The Company recorded $51.0 million in net interest income for the three months ended March 31, 2004. This level of interest income decreased slightly from the $51.5 million recorded for the comparable 2003 period. These results include a $8.0 million increase in interest revenue which was offset by a $8.5 million increase in interest expense. In this same period that the Company increased the average earning asset base by over $2.4 billion, the Company registered a slight decrease in net interest income. The Company also raised $2.3 billion in average paying liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a substantially discounted rate compared to the liabilities used in the 2003 period.

These pricing adjustments are best shown by the decreased spread reported during the current period when compared to the first quarter of 2003. Earning assets as a whole repriced down 117 basis points while the liabilities repriced down only 55 basis points on a like period comparison. This net decrease is reflected in the decrease in the Company’s net interest spread of 62 basis points to 1.94% for the three months ended March 31, 2004 from 2.56% for the comparable 2003 period. It is also reflected in the decrease in the net interest margin of 64 basis points to 2.00% for the quarter ended March 31, 2004 from 2.64% for the same period in 2003.

On a sequential quarter basis, the Company reported a 22 basis point increase in the interest rate spread and 20 basis point increase in the interest margin. The Company reported a $6.6 million, or 14.9% increase in net interest income during the current period versus the fourth quarter of 2003.

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

	Quarter ended March 31,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			( in thousands )
Interest-earning assets:
Loans receivable, net	$10,204,771	$129,945	5.12%	$7,640,659	$121,235	6.43%
Other	57,358	778	5.46	270,312	1,493	2.24

Total interest-earning assets	10,262,129	$130,723	5.12%	7,910,971	$122,728	6.29%
Other assets	1,027,429			963,099

Total assets	$11,289,558			$8,874,070

Interest-bearing liabilities:
Deposits	$5,860,340	$34,049	2.34%	$4,973,298	$33,895	2.76%
FHLB advances	3,656,265	36,742	4.04	2,206,651	28,454	5.23
Other	579,497	8,955	6.21	571,424	8,889	6.31

Total interest-bearing liabilities	10,096,102	$79,746	3.18%	7,751,373	$71,238	3.73%
Other liabilities	527,536			685,659
Stockholders equity	665,920			437,038

Total liabilities and Stockholders equity	$11,289,558			$8,874,070

Net interest-earning assets	$166,027			$159,598

Net interest income		$50,977			$51,490

Interest rate spread			1.94%			2.56%

Net interest margin			2.00%			2.64%

Ratio of average interest-
Earning assets to Interest-bearing liabilities			102%			102%

     Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities, which are presented above. The table distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial volume constant).

	Quarter ended March 31,
	2004 versus 2003
	Increase (Decrease) due to:
	Rate	Volume	Total
		(in thousands)
Interest Income:
Loans receivable, net	$(32,508)	$41,218	$8,710
Other	478	(1,193)	(715)

Total	$(32,030)	$40,025	$7,995
Interest Expense:
Deposits	$(5,967)	$6,121	$154
FHLB advances	(10,666)	18,954	8,288
Other	(61)	127	66

Total	$(16,694)	$25,202	$8,508

Net change in net interest income	$(15,336)	$14,823	$(513)

Provision for Losses

The provision for losses was increased to $9.3 million for the three months ended March 31, 2004 from $7.9 million during the same period in 2003. The provision for losses in the 2004 period included charge-offs of $4.5 million and an increase in the general allowance for loan losses of $4.8 million. The provision for losses in the 2003 period included charge-offs of $5.5 million and an increase in the general allowance for loan losses of $2.4 million. Net charge-offs were an annualized 0.26% and 0.58% of average investment loans outstanding during the three months ended March 31, 2004 and March 31, 2003, respectively.

The allowance for loan losses was increased 13.3% during the three months ended March 31, 2004 because of the 19.1% increase in the Company’s investment loan portfolio and the increase of 21.0% in the non-mortgage loan portfolio. Over the past quarter, the Company has grown its non-single family loan portfolio by $243.8 million.

It is management’s belief that the current reserves are adequate to offset the inherent risk associated with the Company’s investment loan portfolio. The investment loan portfolio increased $1.3 billion, or 19.1%, during the three month period ended March 31, 2004. The allowance, which totals $40.8 million, is 0.50% of the investment loan portfolio and 66.1% of non-performing loans.

Non-Interest Income

During the three months ended March 31, 2004, non-interest income increased $0.5 million to $78.1 million from $77.6 million in the comparable 2003 period. Despite the insignificant increase in the total of non-interest income, the individual components had significant variations. In addition to having a rate environment that would be considered volatile during the first quarter of 2004, the overall general level of interest rates were higher than the first quarter of 2003. The volatility of the rates and the higher rate environment slowed the amount of mortgage loan refinances generated in the 2004 period and also hindered the amount of overall mortgage loan production. This slowdown negatively affected the amount of loan sale gains achieved but increased the amount of loan servicing income and increased the profits on the sales of mortgage servicing rights. During 2004, the Company also had increased the amount of fee income from deposits but this increase was offset by a decrease in loan fee income.

     Loan Administration

Net loan administration fee income increased to $8.2 million during the three months ended March 31, 2004, from a negative $25.6 million in the 2003 period. This $33.8 million increase was the result of the $27.0 million decrease in the amortization of the mortgage servicing rights (“MSR”) along with the $6.8 million increase in servicing fee revenue. This decreased amortization amount was recorded because of the slowdown in prepayment activity on the underlying mortgage loans. Loan amortization or prepayment was $2.1 billion during the three months ended March 31, 2003 versus only $1.8 billion during the three months ended March 31, 2004. The increased fee revenue during the 2004 period was the result of the Company’s decision to hold a larger servicing portfolio.

At March 31, 2004, the unpaid principal balance of loans serviced for others was $29.9 billion versus $30.4 billion serviced at December 31, 2003, and $22.3 billion serviced at March 31, 2003. The weighted average servicing fee on loans serviced for others at March 31, 2004 was 0.351% (i.e., 35.1 basis points). The weighted average age of the loans serviced for others portfolio at March 31, 2004 was 11 months old.

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

For the three months ended March 31, 2004, net gain on loan sales decreased $57.1 million, to $32.1 million, from $89.2 million in the 2003 period. The 2004 period reflects the sale of $7.6 billion in loans versus $13.3 billion sold in the 2003 period. The higher interest rate environment in the 2004 period resulted in a lower mortgage loan origination volume ($9.5 billion in the 2004 period vs. $15.1 billion in the 2003 period) and a smaller or narrower gain on sale spread (44 basis points in the 2004 period versus 80 basis points in the 2003 period) recorded when the loans were sold. The higher interest rate environment in the 2004 period allowed a lesser amount of refinances (70% in the 2004 period vs. 88% in the 2003 period).

The table below discloses the amount of adjustments made to the gain on sale numbers for items unrelated to the individual loans sold.

	2004	2003
Net gain recorded	$32,132	$89,247
Add: FASB 133 adjustments	(6,704)	7,423
Add: Reps and Warranty losses	8,067	9,806

Gain realized on loans sold	$33,495	$106,476

Loans sold	$7,640,738	$13,253,246
Spread achieved	0.44%	0.80%

     Derivative Accounting

In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with FASB 133, the Company carries these commitments at market value. The process of recording these fair value adjustments has the effect of adjusting current period sales up or down. Although the Company utilizes published fair value estimates in its valuation process, the estimation process may be prone to error and therefore could misstate the Company’s true position. At March 31, 2004, the Company had commitments to originate $5.6 billion of single-family mortgage loans. The Company also had commitments to sell $4.5 billion of mortgage-backed securities. These net positions had a net positive effect of $13.7 million. During the three months ended March 31, 2004, the Company’s position increased $6.7 million from the $7.0 million recorded at December 31, 2003.

     Secondary Marketing Reserve

When the Company sells loans to the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations even though the loans were sold on a non-recourse basis.

The Company maintains a reserve against future losses created by the repurchase of mortgage loans previously sold to the secondary market. The secondary market reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

During the three months ended March 31, 2004, the Company repurchased $25.7 million in non-performing mortgage loans from secondary market investors. During 2003, the Company repurchased $30.1 million in non-performing mortgage loans from secondary market investors. At March 31, 2004, the Company had sold $138.4 billion in loans to the secondary market over the previous 60 months. The repurchased loans were acquired because of their subsequent non-performing status.

Repurchases are expected to be 0.08% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from origination. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and less refinance volume. The Company’s experience has been a net loss of 17.5% on all non-performing loans repurchased. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

The Company recorded net charge-offs of $6.4 million related to secondary market repurchases in the three months ended March 31, 2004. At March 31, 2004, the Company had a reserve of $12.0 million for future losses related to secondary market repurchases.

     Net Gain on the Sale of Mortgage Servicing Rights

As previously stated, one of the Company’s operating strategies involves the strategic sale of organically created servicing rights.

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

Management has historically maintained a profitable spread between the price at which it acquires MSR and the price level at which the MSR can be sold in the secondary market. Management also has not been required to record a valuation adjustment to the MSR for impairment because of its policy of selling substantially all of the MSR it originates. Impairment in a MSR portfolio is typically created by a sudden and unexpected change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that the Company will be able to avoid an impairment charge in the future.

The Company sold MSR with underlying loans totaling $6.4 billion during the 2004 period versus $10.4 billion during the 2003 period. The Company sold a $4.0 billion bulk servicing package in the 2004 period versus a $4.9 billion package in the 2003 period. During 2004, the Company sold servicing rights to $2.1 billion of newly originated loans on a flow basis and $290.1 million of loans on a servicing released basis. During 2003, the Company sold $5.1 billion of newly originated servicing rights on a flow basis and $428.8 million of loans on a servicing released basis.

For the three months ended March 31, 2004, the net gain on the sale of mortgage servicing rights increased from $1.3 million during the 2003 period to $21.8 million. The gain on sale in the 2004 period was higher than the gain recorded in the 2003 period because of the wide spread between the basis in the MSR sold and the sales price received for the MSR. The MSR was originated in a period when the market value was nearly half the value it became in the period of sale. The MSR sold in the 2004 bulk sale had a basis of 1.01% versus an aggregated sales price of 1.52% and the 2004 flow sales had a basis of 1.01% versus an average sales price of 1.41%.

     Other

During the three months ended March 31, 2004, the Company recorded $15.9 million in other income. In the comparable 2003 period, the Company recorded $12.7 million. The major difference between the two periods is found in the deposit fees collected.

During 2004 the Company collected $3.2 million in deposit fees versus $0.3 million collected in the comparable 2003 period. This increase is attributable to the automated check processing and overdraft protection program instituted in the fourth quarter of 2003.

Net loan fees collected during the three months ended March 31, 2004 totaled $4.1 million compared to $4.6 million collected during the comparable 2003 period. This decrease is the result of a decrease in loan production of $5.5 billion to $9.6 billion for the quarter ended March 31, 2004, compared to $15.1 in the same 2003 period.

During the three months ended March 31, 2004, the Company recorded $2.6 million in dividends received on FHLB stock, compared to the $2.1 million received during the three months ended March 31, 2003. The increase was a result of the increased balance of FHLB stock owned. At March 31, 2004 the Company owned $227.4 million and at March 31, 2003 the Company owned $150.0 million.

The Company also recorded $1.0 million and $1.1 million in subsidiary income for the quarters ended March 31, 2004 and 2003, respectively.

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

	Three months ended March 31,
	2004	2003
	( in thousands )
Compensation and benefits	$38,437	$39,661
Commissions	23,668	41,945
Occupancy and equipment	17,918	16,109
Advertising	2,391	3,245
Federal insurance premium	262	569
General and administrative	16,752	15,717

Total	99,428	117,246
Less: capitalized direct costs of loan closings	(37,049)	(59,675)

Total, net	$62,379	$57,571

Efficiency ratio	48.33%	44.58%

The following are the major changes affecting the quarterly income statement:

•	The retail banking operation conducted business from 10 more facilities at March 31, 2004 than at March 31, 2003.

•	The Company conducted business from 30 more retail loan origination offices at March 31, 2004 than at March 31, 2003.

•	The home lending operation originated $9.5 billion in residential mortgage loans during the 2004 quarter versus $15.1 billion in the comparable 2003 quarter.

•	The Company employed 2,502 salaried employees at March 31, 2004 versus 2,865 salaried employees at March 31, 2003.

•	The Company employed 128 full-time national account executives at March 31, 2004 versus 119 at March 31, 2003.

•	The Company employed 996 full-time retail loan originators at March 31, 2004 versus 793 at March 31, 2003.

•	The Company changed its policy on evaluating personnel salaries on the respective employees anniversary date and changed it to a calendar basis. The annual increases for salaried employees were received on January 1, 2004.

Non-Interest Expense (continued)

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $17.8 million to $99.4 million during the three months ended March 31, 2004, from $117.2 million for the comparable 2003 period. This large decrease in costs is for the most part explained above, but further explanation follows.

The decreased compensation and benefits expense of $1.3 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the additional banking centers.

The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was a $18.2 million decrease. This is the direct result of the decreased mortgage loan originations during the period. During the 2004 period commissions were 25.0 basis points of loan originations versus 27.8 basis points during the 2003 period.

The majority of the $1.8 million increase in occupancy and equipment costs are directly attributable to the extensive facility expansion.

The decrease in general and administrative expense is reflective of the decreased mortgage loan originations offset by the increased number of banking centers in operation during the period.

During the three months ended March 31, 2004, the Company capitalized direct loan origination costs of $37.0 million, a decrease of $22.7 million from $59.7 million for the comparable 2003 period. The 2004 deferral equates to a capitalization of $692 per loan versus $655 per loan in the 2003 period.

Financial Condition

Assets

The Company’s assets totaled $12.2 billion at March 31, 2004, an increase of $1.6 billion, or 15.1%, as compared to $10.6 billion at December 31, 2003. This increase was primarily due to an increase in earning assets at March 31, 2004.

     Cash and cash equivalents

Cash and cash equivalents increased from $148.4 million at December 31, 2003 to $205.5 million at March 31, 2004.

     Mortgage-backed securities held to maturity

Mortgage-backed securities decreased from $30.7 million at December 31, 2003 to $27.9 million at March 31, 2004. The decrease was attributed to payoffs received. There were no additions to the portfolio in the three months ended March 31, 2004. This portfolio includes loans originated by the Company and securitized for credit enhancement reasons.

     Investment securities held to maturity

The Company’s investment portfolio increased from $14.1 million at December 31, 2003 to $15.2 million at March 31, 2004. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and reinvestments made by non-bank subsidiaries.

     Loans available for sale

Mortgage loans available for sale increased $0.2 billion, or 7.1%, to $3.0 billion at March 31, 2004, from $2.8 billion at December 31, 2003. This slight increase is primarily attributable to the increase in loan production originated during March versus December. At March 31, 2004, the majority of these loans were originated within the two weeks prior to the end of the quarter.

     Investment loan portfolio

The investment loan portfolio at March 31, 2004 increased $1.3 billion from December 31, 2003. The increase included a $1.0 billion increase in mortgage loans and a $0.2 billion increase in warehouse loans.

	March 31, 2004	December 31, 2003	March 31, 2003
Loans held for investment:
Single family mortgage	$6,503,734	$5,478,200	$2,888,122
Second mortgage	135,298	141,010	191,253
Construction	60,369	58,323	51,032
Commercial real estate	589,906	548,392	452,295
Warehouse	520,120	346,780	525,080
Commercial	8,156	7,896	9,377
Consumer	288,331	259,651	152,417

Total	$8,105,914	$6,840,252	$4,269,576

     Allowance for losses

The allowance for losses totaled $40.8 million at March 31, 2004 and $36.0 million at December 31, 2003, respectively. The allowance for losses as a percentage of non-performing loans was 66.1% and 61.7% at March 31, 2004 and December 31, 2003, respectively. The Company’s non-performing loans totaled $61.8 million and $58.3 million at March 31, 2004 and December 31, 2003, respectively. The allowance for losses as a percentage of investment loans was 0.50% and 0.53% at March 31, 2004 and December 31, 2003, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the date listed. At March 31, 2004, 81.9% of all delinquent loans were loans where the Company had a first lien position on residential real estate.

	March 31,	December 31,	March 31,
Days Delinquent	2004	2003	2003
30	$33,089	$32,215	$23,046
60	10,390	14,920	11,868
90	61,762	58,334	81,346

Total	$105,241	$105,469	$116,260

Investment loans	$8,105,914	$6,840,252	$4,269,576

Delinquency %	1.30%	1.54%	2.72%

     Accrued interest receivable

Accrued interest receivable increased from $46.9 million at December 31, 2003 to $48.8 million at March 31, 2004 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     FHLB stock

Holdings of FHLB stock increased from $198.4 million at December 31, 2003 to $227.4 million at March 31, 2004. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Repossessed assets

Repossessed assets decreased from $36.8 million at December 31, 2003 to $36.3 million at March 31, 2004. This decrease was caused by a lesser amount of loans in a foreclosed status that are yet to be sold.

     Repurchased assets

Since the majority of all the loans the Company originates are sold to the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there is was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations even though the loans were sold on a non-recourse basis. The Company repurchased $25.7 million in non-performing mortgage loans from secondary market investors during the three months ended March 31, 2004, and $30.1 million in all of 2003, respectively. The repurchased assets were acquired because of their subsequent non-performing status. These repurchases were attributed to sales completed within the prior sixty-month period.

Net repurchased assets increased $6.7 million, or 55.8%, to $18.7 million at March 31, 2004, from $12.0 million at December 31, 2003.

     Mortgage servicing rights

Mortgage servicing rights totaled $261.1 million at March 31, 2004, an increase of $1.0 million from the $260.1 million reported at December 31, 2003. During the three months ended March 31, 2004, the Company capitalized $83.5 million, amortized $20.8 million, and sold $61.7 million in mortgage servicing rights.

The principal balance of the loans serviced for others stands at $29.9 billion at March 31, 2004 versus $30.4 billion at December 31, 2003. The capitalized value of the mortgage servicing rights was 0.87% and 0.86% at December 31, 2003, respectively.

     Activity of Mortgage Loans Serviced for Others (in thousands):

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
Beginning balance	$30,395,079	$21,586,797
Loans sold	7,640,738	13,253,246

Subtotal	38,035,817	34,840,043
Loans sold servicing released	290,096	428,775
Servicing sold (flow basis)	2,069,122	5,112,120
Servicing sold (bulk basis)	3,998,836	4,855,925

Subtotal	6,358,054	10,396,820
Amortization	1,819,560	2,106,795

Ending balance	$29,858,203	$22,336,428

At March 31, 2004, the fair value of the MSR was approximately $312.4 million based on an internal valuation model which utilized an average discounted cash flow equal to 11.34%, an average cost to service of $40.00 per conventional loan and $50.00 per government or adjustable rate loan, and a weighted constant prepayment assumption equal to 29.1%. The portfolio contained 222,351 loans, had a weighted rate of 5.99%, a weighted remaining term of 299 months, and had been seasoned eleven months.

     Other assets

Other assets increased $34.9 million, or 35.6%, to $132.9 million at March 31, 2004, from $98.0 million at December 31, 2003. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the three months ended March 31, 2004. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.6 billion, or 16.2%, to $11.5 billion at March 31, 2004, from $9.9 billion at December 31, 2003. The majority of this increase was found in the Company’s interest bearing liabilities.

     Deposit accounts

Deposit accounts increased $0.4 billion to $6.1 billion at March 31, 2004, from $5.7 billion at December 31, 2003.

Demand deposit accounts decreased $22.3 million to $367.7 million at March 31, 2004, from $390.0 million at December 31, 2003.

Savings deposit accounts decreased $0.2 million to $314.3 million at March 31, 2004, from $314.5 million at December 31, 2003.

Money market deposits increased $0.1 billion to $1.4 billion at March 31, 2004, from $1.3 billion at December 31, 2003.

The municipal deposit channel now totals $1.1 billion. The account totals increased $0.2 billion during the three months ended March 31, 2004. These deposits have been garnered from local government units within the Company’s retail market area.

Wholesale deposit accounts remained the same at $1.2 billion at March 31, 2004 and December 31, 2003. These deposits have a weighted maturity of 24 months and are used for interest rate risk management.

Deposit Portfolio
(in thousands)

	March 31, 2004			December 31, 2003
	Balance	Rate	%	Balance	Rate	%
Demand deposits	$367,665	0.95%	6.1%	$390,008	0.70%	6.9%
Savings deposits	314,265	1.16	5.2	314,452	1.21	5.5
Money market deposits	1,394,527	1.87	22.9	1,320,635	1.73	23.3
Certificates of deposits	1,670,647	3.52	27.5	1,602,223	3.57	28.2

Total retail deposits	3,747,104	2.46	61.7	3,627,318	2.39	63.9
Municipal deposits	1,125,887	1.42	18.5	899,123	1.44	15.8
Wholesale deposits	1,202,336	2.93	19.8	1,153,726	3.09	20.3

Total deposits	$6,075,327	2.36%	100.0%	$5,680,167	2.38%	100.0%

     FHLB advances

FHLB advances increased $0.9 billion to $4.1 billion at March 31, 2004, from $3.2 billion at December 31, 2003. The Company has historically relied upon these advances as a funding source for the origination or purchase of loans, which are later sold into the secondary market. The Company has moved toward renewing all of its maturing advances into medium term debt which better lines up as funding for the Company’s held for investment portfolio. The Company has an approved line with the FHLB of $4.5 billion, at March 31, 2004.

     Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public through the Company’s subsidiary, Flagstar Trust, a Delaware trust. These securities were called for redemption and redeemed on April 30, 2004.

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

The preferred securities mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The net proceeds from these offerings were contributed to Flagstar Bank as additional paid-in capital and are included as regulatory capital.

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $260.2 million to $735.5 million at March 31, 2004, from $475.3 million at December 31, 2003. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. The large increase at March 31, 2004 is reflective of the refinance environment currently being experienced by the Company. During the three months ended March 31, 2004, the Company received $1.8 billion in prepayments and amortizations on serviced loans.

     Escrow accounts

Customer escrow accounts increased $72.0 million to $250.5 million at March 31, 2004, from $178.5 million at December 31, 2003. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued increased $31.5 million to $59.0 million at March 31, 2004, from $27.5 million at December 31, 2003. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable increased $14.1 million to $87.7 million at March 31, 2004, from $73.6 million at December 31, 2003. This increase is attributable to the increase in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis versus a federal income tax basis offset by the estimated payment made during the quarter.

     Other liabilities

Other liabilities increased $4.4 million to $67.5 million at March 31, 2004, from $63.1 million at December 31, 2003. This increase was caused by changes in the timing of the payment of liabilities associated with the employee payroll and the Company’s mortgage production. Also included in other liabilities is the secondary market reserve. This reserve was established to offset losses expected to be recognized upon the repurchase of non-performing loans that were sold to the secondary market in this period and prior periods.

     Secondary Market Reserve

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

The Company repurchased $30.1 million in non-performing mortgage loans from secondary market investors during all of 2003. At March 31, 2004, the Company had sold $138.4 billion in loans to the secondary market over the previous 60 months. During the three months ended March 31, 2004 the Company charged off a net $6.4 million and increased the reserve $8.1 million. The Company recorded charge-offs of $7.5 million during 2003. All of these charge-offs were attributed to loans originated and sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on, and disposed of at a loss.

Repurchases are expected to be 0.08% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from origination. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and less refinance volume. The Company’s experience has been a net loss of 17.5% on all non-performing loans repurchased.

The Company has set-up a reserve for future repurchases of $12.0 million and $10.3 million at March 31, 2004 and December 31, 2003, respectively. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

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

Mortgage loans sold during the three months ended March 31, 2004 totaled $7.6 billion, a decrease of $5.7 billion from the $13.3 billion sold during the same period in 2003. This decrease in mortgage loan sales was attributable to the $5.6 billion decrease in mortgage loan originations during the quarter. The Company sold 80.9% and 88.0% of its mortgage loan originations during the three month periods ended March 31, 2004 and 2003, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $4.1 billion outstanding at March 31, 2004. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $4.5 billion, at March 31, 2004. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At March 31, 2004, the Company had outstanding rate-lock commitments to lend $5.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $189.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2004, the Company had outstanding commitments to sell $4.5 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.8 billion at March 31, 2004. Such commitments include $1.4 billion of unused warehouse lines of credit to various mortgage companies. The Company had advanced $520.1 million at March 31, 2004.

     Capital Resources

At March 31, 2004, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2003.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b) Changes in Internal Controls. During the quarter ended March 31, 2004, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, uses of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) Not applicable

     (b) Not applicable

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended March 31, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended March 31, 2004.

     (b) Reports on Form 8-K

i.	The Company filed a Form 8-K on January 21, 2004 to furnish its earnings release for the quarter and year ended December 31, 2003.

ii.	The Company filed a Form 8-K on January 21, 2004 to announce the redemption of its Trust Preferred Securities on April 30, 2004.

iii.	The Company filed a Form 8-K on April 21, 2004 to furnish its earnings release for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: May 10, 2004	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Director and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended March 31, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended March 31, 2004.