Form 10-Q
period 2004-06-30
FLAGSTAR BANCORP INC
filed 2004-08-06
CIK 1033012

SECURITIES AND UNITED STATES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No.: 001-16577

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098

(Address of principal executive offices)	(Zip Code)

(248) 312-2000
Registrant’s telephone number, including area code

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

     As of August 2, 2004, 61,218,120 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Registrant are as follows:
Consolidated Statements of Financial Condition — June 30, 2004 (unaudited) and December 31, 2003.
Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity — For the six months ended June 30, 2004 (unaudited) and for the year ended December 31, 2003.
Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2004 and 2003.
Unaudited Condensed Notes to Consolidated Financial Statements.
Computation of Net Earnings Per Share
Certification of Chief Executive Officer under Section 302
Certification of Chief Financial Officer under Section 302
Certification of Chief Executive Officer relating to Form 10-Q
Certification of Chief Financial Officer relating to Form 10-Q

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

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$162,645	$148,417
Mortgage-backed securities held to maturity	26,150	30,678
Investment securities held to maturity	15,352	14,144
Mortgage loans available for sale	2,157,845	2,759,551
Loans held for investment	8,723,075	6,840,252
Less: allowance for losses	(41,704)	(36,017)

Investment loan portfolio, net	8,681,371	6,804,235

Total interest earning assets	10,880,718	9,608,608
Accrued interest receivable	48,372	46,883
Federal Home Loan Bank stock	229,804	198,356
Repossessed assets	38,708	36,778
Repurchased assets	21,936	11,956
Premises and equipment	162,058	161,057
Mortgage servicing rights	236,211	260,128
Other assets	185,159	98,010

Total assets	$11,965,611	$10,570,193

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$6,534,492	$5,680,167
Federal Home Loan Bank advances	3,633,199	3,246,000
Long term debt	78,678	151,100

Total interest bearing liabilities	10,246,369	9,077,267
Accrued interest payable	21,763	20,328
Undisbursed payments on loans serviced for others	492,374	475,261
Escrow accounts	303,430	178,472
Liability for checks issued	27,679	27,496
Federal income taxes payable	83,112	73,576
Other liabilities	81,063	63,110

Total liabilities	11,255,790	9,915,510
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized; 61,140,804 and 60,675,169 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	612	607
Additional paid in capital	37,786	35,394
Accumulated other comprehensive income	7,209	2,173
Retained earnings	664,214	616,509

Total stockholders’ equity	709,821	654,683

Total liabilities and stockholders’ equity	$11,965,611	$10,570,193

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income
Loans	$139,516	$122,949	$269,440	$244,184
Other	698	1,316	1,615	2,809

Total	140,214	124,265	271,055	246,993
Interest Expense
Deposits	38,813	34,510	72,863	68,405
FHLB advances	34,794	29,088	71,536	57,542
Other	7,286	11,641	16,358	20,530

Total	80,893	75,239	160,757	146,477

Net interest income	59,321	49,026	110,298	100,516
Provision for losses	3,603	6,772	12,905	14,659

Net interest income after provision for losses	55,718	42,254	97,393	85,857
Non-Interest Income
Loan administration	5,589	(13,056)	13,822	(38,665)
Net gain on loan sales	7,514	154,256	39,645	243,503
Net gain on sales of mortgage servicing rights	37,248	320	59,033	1,581
Other fees and charges	20,688	13,445	36,620	26,187

Total	71,039	154,965	149,120	232,606
Non-Interest Expense
Compensation and benefits	29,298	29,899	56,407	57,255
Occupancy and equipment	16,919	17,299	34,404	33,408
General and administrative	17,120	18,291	34,905	32,397

Total	63,337	65,489	125,716	123,060

Earnings before federal income taxes	63,420	131,730	120,797	195,403
Provision for federal income taxes	22,230	46,150	42,650	68,496

Net Earnings	$41,190	$85,580	$78,147	$126,907

Earnings per share – basic	$0.68	$1.44	$1.29	$2.14

Earnings per share – diluted	$0.65	$1.34	$1.22	$2.00

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2002	$592	$29,147	$—	$389,207	$418,946
Net earnings	—	—	—	254,352	254,352
Net unrealized gain on derivatives	—	—	2,173	—	2,173

Total comprehensive income	—	—	2,173	254,352	256,525
Issuance costs of Flagstar Capital Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock based compensation	—	8,945	—	—	8,945
Dividends paid ($ 0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	607	35,394	2,173	616,509	654,683
Net earnings	—	—	—	78,147	78,147
Net unrealized gain on derivatives	—	—	5,036	—	5,036

Total comprehensive income	—	—	5,036	78,147	83,183
Stock options exercised and grants issued, net	5	2,392	—	—	2,397
Dividends paid ($ 0.50 per share)	—	—	—	(30,442)	(30,442)

Balance (unaudited) at June 30, 2004	$612	$37,786	$7,209	$664,214	$709,821

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended June 30,
	2004	2003
Operating Activities
Net earnings	$78,147	$126,907
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	12,905	14,659
Provision for secondary market losses	13,916	11,908
Depreciation and amortization	60,845	100,950
FHLB stock dividends	(4,869)	(1,989)
Net gain on the sale of assets	(1,261)	(1,145)
Net gain on loan sales	(39,645)	(243,503)
Net gain on sales of mortgage servicing rights	(59,033)	(1,581)
Proceeds from sales of loans available for sale	15,766,701	32,282,455
Originations and repurchases of loans available for sale, net of principal repayments	(17,027,099)	(33,248,147)
Increase in accrued interest receivable	(1,489)	(1,904)
(Increase) decrease in other assets	(89,384)	1,776
Increase in accrued interest payable	1,436	2,138
Increase in the liability for checks issued	183	73,920
Increase in federal income taxes payable	6,824	24,519
Increase (decrease) in other liabilities	15,352	(40,847)

Net cash used in operating activities	(1,266,471)	(899,884)
Investing Activities
Net change in other investments	(1,208)	985
Investment in mortgage backed securities, net of principal repayments	4,528	1,216
Origination of loans held for investment, net of principal repayments	(19,860)	(122,764)
Purchase of FHLB stock	(26,579)	(811)
Investment in unconsolidated subsidiary	2,328	—
Proceeds from the disposition of repossessed assets	19,641	22,142
Acquisitions of premises and equipment, net of proceeds	(16,772)	(18,088)
Increase in mortgage servicing rights	(169,475)	(271,188)
Proceeds from the sale of mortgage servicing rights	207,295	207,046

Net cash used in investing activities	(102)	(181,462)
Financing Activities
Net increase in deposit accounts	854,325	895,574
Issuance of junior subordinated debt	—	50,000
Redemption of preferred securities	(74,750)	—
Net increase in Federal Home Loan Bank advances	387,199	214,122
Net receipt of payments of loans serviced for others	17,113	514,071
Net receipt of escrow payments	124,959	119,543
Proceeds from the exercise of common stock options	2,397	1,372
Net return on investment in subsidiaries	—	(3,127)
Dividends paid to stockholders	(30,442)	(8,911)

Net cash provided by financing activities	1,280,801	1,782,644

Net increase in cash and cash equivalents	14,228	701,298
Beginning cash and cash equivalents	148,417	126,969

Ending cash and cash equivalents	$162,645	$828,267

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$20,253	$21,651

Total interest payments made on deposits and other borrowings	$159,321	$144,339

Federal income taxes paid	$36,000	$44,000

Loans held for sale transferred to loans held for investment	$1,901,750	$779,578

Supplemental disclosure of non-cash financing information:
During the six months ended June 30, 2004, the Company recorded a net market value adjustment for interest rate swaps of $5,036.

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $12.0 billion in assets at June 30, 2004, Flagstar is the largest savings institution and 2nd largest banking institution headquartered in Michigan.

Flagstar is a consumer-oriented financial services organization. The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans for investment. The Company also services a significant volume of loans for others

The single-family mortgage loans originated that conform to the underwriting standards of Fannie Mae, Freddie Mac or Ginnie Mae are securitized and sold on a servicing retained basis. The out-of-market servicing rights are then sold in a separate transaction.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).

Note 2. Basis of Presentation

The accompanying consolidated unaudited financial statements of the Company, have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All interim amounts are subject to the year-end audit. The results of operations for the interim period, herein, are not necessarily indicative of the results that may be expected for the full year ended December 31, 2004.

Note 3. Reclassifications

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2004 presentation.

Note 4. Critical Accounting Policies

The Company has established various accounting policies that govern the application of generally accepted accounting principles in the preparation of the financial statements. Application of these accounting policies involves judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities. These judgments, assumptions and estimates are based on the Company’s historical experience and other factors that managements believes to be reasonable under the circumstances.

The Company believes that the following topics involve critical areas of the Company’s operations and the accounting policies associated with these areas requires the most significant judgments, assumptions, and estimates.

Note 4. Critical Accounting Policies (continued)

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

Mortgage Servicing Rights

Determining the fair value of mortgage servicing rights involves a calculation of the present value of a set of market driven and MSR specific cash flows. The Company is required to make assumptions about future market conditions, including interest rates, in order to complete the analysis. The model calculates a fair value based upon variables, but does not, and cannot, take into account the actual price the specific MSR could be sold at in a fair exchange. The Company has the portfolio valued by an outside valuation expert not less than annually, but interim valuations could fail to reflect any valuation changes created by a dynamic interest rate environment.

Derivative Accounting

In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. The Company carries these commitments at fair value. The process of recording these commitments at fair value has the effect of recording a portion of the eventual gain or loss on the sale of these loans before a sale actually occurs. This estimation process may be prone to error and therefore could misstate the Company’s true financial position.

Secondary Market Reserve

The Company maintains a reserve against future losses that may be recognized upon the repurchase of mortgage loans previously sold to the secondary market. The reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain losses that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

Note 5. Recent Accounting Developments

Staff Accounting Bulletin 105

The Securities and Exchange Commission staff recently released Staff Accounting Bulletin (SAB) 105, “Loan Commitments Accounted for as Derivative Instruments.” SAB 105 requires that a lender should not consider the expected future cash flows related to loan servicing or include any internally developed intangible assets, such as customer-related intangible assets, in determining the fair value of loan commitments accounted for as derivatives. Companies were required to adopt SAB 105 effective for commitments entered into after March 31, 2004. The requirements of SAB 105 apply to the Company’s mortgage loan interest rate lock commitments related to loans held for sale. At June 30, 2004, such commitments with a notional amount of approximately $2.6 billion were outstanding. The Company’s current accounting policy is to record a value for the MSR created upon the sale into the secondary market. The Company adopted SAB 105 at the beginning of its second quarter, and does not expect application of its guidance to have any material impact on its results of operations or financial position of the Company.

Note 5. Recent Accounting Developments (continued)

Proposed Stock-Based Compensation Rule

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise, or (b) liabilities that are based on the fair value of the enterprise’s equity instruments, or that may be settled by the issuance of such equity instruments. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating this proposed statement and its potential effects on its results of operations.

FIN 46(R) - Variable interest entities

Management has determined that Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV (“the Trusts”) each qualify as variable interest entities under FIN 46, as revised. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts are included in the Company’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R) Consolidation of Variable Interest Entities, the provisions of which were to be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts being included in “other assets” as of June 30, 2004 and the corresponding increase in outstanding debt of $2.3 million. In addition, the income received on the Company’s common stock investment is included in “other interest income.” The adoption of FIN 46(R) did not have a material impact on the Company’s financial position or results of operations.

Note 6. Stock-Based Compensation

The Company has two stock incentive plans, the 1997 Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning at least one year from the date of grant, and expire in either five or ten years from the date of grant.

As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company continues to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Note 6. Stock-Based Compensation (continued)

As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and six months ended June 30, 2004 and 2003:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net Earnings
As reported	$41,190	$85,580	$78,147	$126,907
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(719)	(773)	(1,437)	(1,547)

Pro forma net earnings	$40,471	$84,807	$76,710	$125,360

Basic earnings per share
As reported	$0.68	$1.44	$1.29	$2.14
Pro forma	$0.66	$1.42	$1.26	$2.11
Diluted earnings per share
As reported	$0.65	$1.34	$1.22	$2.00
Pro forma	$0.63	$1.32	$1.20	$1.97

In addition, during the three and six months ended June 30, 2003, the Company recognized compensation expense of $357,000 ($232,000, net of taxes) and $714,000 ($464,000, net of taxes), respectively, related to restricted stock awards. These expenses were included in net earnings as reported. There was no compensation expense recognized during the three and six months ended June 30, 2004 related to restricted stock awards.

Note 7.	Significant Events

1.	On April 30, 2004 the Company redeemed all of its 9.50% preferred securities from its subsidiary Flagstar Trust (“Trust”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Return on average assets	1.37%	3.48%	1.34%	2.71%
Return on average equity	23.79%	69.55%	22.98%	54.67%
Efficiency ratio	48.6%	31.9%	48.5%	36.6%
Equity/assets ratio (average)	5.75%	5.00%	5.83%	4.96%
Mortgage loans originated or purchased	$9,001,224	$17,488,383	$18,451,534	$32,550,482
Mortgage loans sold	$8,085,479	$17,287,723	$15,726,216	$30,540,969
Interest rate spread	1.92%	2.02%	1.90%	2.23%
Net interest margin	2.13%	2.21%	2.07%	2.41%
Average common shares outstanding	60,889	59,416	60,814	59,333
Average diluted shares outstanding	64,055	64,107	64,145	63,637
Charge-offs to average investment loans	0.12%	0.73%	0.17%	0.84%

	June 30,	March 31,	December 31,	June 30,
	2004	2004	2003	2003
Equity-to-assets ratio	5.93%	5.52%	6.19%	5.26%
Core capital ratio (1)	6.36%	6.58%	7.44%	6.58%
Total risk-based capital ratio (1)	11.72%	12.01%	13.47%	12.17%
Book value per share	$11.61	$11.05	$10.79	$8.99
Number of common shares outstanding	61,141	60,832	60,675	59,499
Mortgage loans serviced for others	$26,667,308	$29,858,203	$30,395,079	$28,953,871
Value of mortgage servicing rights	0.89%	0.87%	0.86%	0.73%
Allowance to non-performing loans	70.0%	66.1%	61.7%	71.7%
Allowance to held for investment loans	0.48%	0.50%	0.53%	1.03%
Non performing assets to total assets	1.00%	0.96%	1.01%	1.14%
Number of banking centers	103	100	98	95
Number of home lending centers	137	131	128	108
Number of salaried employees	2,482	2,502	2,523	3,106
Number of commissioned employees	997	1,124	989	1,004

(1) Based on adjusted total assets for purposes of core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations

Net Earnings

Net earnings during the three and six month periods ended June 30, 2004, constituted a return on average equity of 23.79% and 22.98% and a return on average assets of 1.37% and 1.34%, respectively. These results were substantially down from the record net earnings of 2003, but constitute results near the top of the financial services industry. Returns in 2003, were an extraordinary 69.55% and 54.67% as of percentage of average equity and 3.48% and 2.71% of average assets, respectively.

Net earnings in 2004 have been negatively impacted by the decrease in loan originations and therefore the decrease in loans sold in the secondary market. During the three and six months ended June 30, 2004, loan originations were down 48.6% and 43.3%, respectively. During this period of lower originations, management reduced the amount of salaried and commissioned personnel in its mortgage banking operation to reflect this decreased productivity. While the home lending group was downsizing its operations, the banking group added five new banking centers and increased its deposits within the banking centers $0.3 billion, or 8.3%, during the first six months of 2004. The banking group also increased its account relationships by 14,000 customers.

Earnings for the three and six months ended June 30, 2004 reflect this shift in production. The banking group, which was responsible for approximately 25.1% of earnings during 2003, accounted for approximately 58.8% and 54.2% of earnings during the three and six months ended June 30, 2004. Earnings in the banking group increased approximately 32.5% in the second quarter of 2004 when compared to the first quarter of 2004 and 8.2% when compared to the last six months of 2003. The majority of these increases are attributable to the increases in the amount of attributable assets in each successive period.

     Three months

Net earnings for the three months ended June 30, 2004 were $41.2 million ($0.65 per share-diluted), a $44.4 million decrease from the $85.6 million ($1.34 per share-diluted) reported in 2003. The decrease resulted from a $84.0 million, or 54.2%, decrease in non interest income which was partially offset by a $10.2 million increase in net interest income, a $2.2 million decrease in operating expenses, a $24.0 million decrease in the provision for federal income taxes, and a $3.2 million decrease in the provision for losses.

     Six months

Net earnings for the six months ended June 30, 2004 were $78.1 million ($1.22 per share-diluted), a $48.8 million, or 38.5% decrease from the $126.9 million ($2.00 per share-diluted) reported in 2003. The decrease resulted from an $83.5 million decrease in non interest income and a $2.6 million increase in operating expenses, which was partially offset by a $9.8 million increase in net interest income, a $25.8 million decrease in the provision for federal income taxes, and a $1.8 million decrease in the provision for losses.

Segment reporting

     Banking operations

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At June 30, 2004, the Bank operated a network of 103 banking centers not including its Internet branch. The Company has continued to focus on expanding its branch network in order to increase its access to retail deposits. During the six months ended June 30, 2004, the Company opened five new banking centers.

Segment reporting (continued)

     Banking operations (continued)

In each successive period, the banking operation has expanded its deposit portfolio and the number of banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During 2004, annualized revenues increased 14.9%, while annualized pre-tax earnings increased 33.4%. Additionally, identifiable assets associated with the banking operation increased 13.6% during the first six months of 2004. Further expansion of the deposit branch network is planned. During of all 2003, the Company opened 12 banking centers. The Company has plans to open an additional 17 banking centers during the remainder of 2004.

The Company does not expect that it will have an immediate increase in retail deposits by opening these new locations. Nonetheless, the Company believes that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At June 30, 2004, the Company operated 103 branches that serviced over 210,000 accounts totaling $3.9 billion in deposits. The average branch had deposits of $36.6 million in deposits. Of the 103 banking centers, eighteen are located in Indiana and eighty-five are located in Michigan. Thirty-six of the banking centers are operated under our in-store program, forty-four are free standing buildings, and twenty-three of our banking centers are found in strip malls and office centers.

Of the in-store banking centers, thirty-three are located in Wal-Mart superstores. Fifteen of the in-store branches were located in Indiana and 21 were located in Michigan communities. The first of the Wal-Mart banking centers was placed into operation in June 2000. The Company expects to open one more Wal-Mart facility in 2004. In June 2004, the Company entered into an agreement to open four banking centers in Meijer superstores within the Grand Rapids market. The in-store banking centers have an average deposit portfolio of only $18.1 million compared with the Company average of $36.6 million.

Each of the in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. The in-store facilities use a cashless electronic kiosk-operating environment that is supported by at least two customer service representatives. By relying upon in-store banking centers to expand our retail branch network, the Company avoids the significant building costs of free-standing banking centers while obtaining market exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our freestanding banking centers.

Forty-one of the Company’s banking centers were opened within the past three years. Those branches have an average deposit base of $14.2 million. Banking centers opened in 2004, 2003, 2002 and 2001 have average deposits of $13.6 million, $16.9 million, $21.0 million, and $24.9 million, respectively.

Of the 103 branches, 12 branches had deposits of less than $10.0 million at June 30, 2004 compared to June 30, 2003 when 26 branches had less than $10.0 million in deposits.

The 18 banking centers in Indiana were all opened in the past four years and 15 of those banking centers are in-store branches. The Indiana branches have an average deposit portfolio of $18.2 million. Banking centers in the Indianapolis metropolitan area have an average balance of $22.7 million.

The 85 banking centers in Michigan have an average deposit portfolio of $40.5 million and 21 of these banking centers are in-store facilities. Banking centers in the Detroit metropolitan area have an average balance of $40.3 million. All of the Detroit area banking centers were opened in the past five years.

Segment reporting (continued)

     Banking operations (continued)

The Company’s Internet branch is available for customer use at www.flagstar.com. At June 30, 2004, this operation serviced $147.6 million of deposits from a national deposit base. All of our banking customers have access and options to maintain their account on-line but these deposit customers are strictly Internet based. At June 30, 2004, 95.7% of these deposits were certificates of deposit.

Despite the Company’s growing banking operation and the large number of banking centers that are not mature, the banking operation was responsible for approximately 46.8% of revenues and approximately 58.8% of net earnings during the three months ended June 30, 2004. During 2003, the banking operation produced approximately 33.1% of revenues and 25.1% of net earnings.

The following tables present certain financial information concerning the results of operations of Flagstar’s banking group.

	At or for the three months ended		At or for the six months
	June 30,		ended June 30,
	2004	2003	2004	2003
		( In thousands )
Revenues	$61,004	$53,440	$118,508	$98,025
Earnings before taxes	37,313	25,811	65,468	50,781
Identifiable assets	9,471,675	5,334,839	9,471,675	5,334,839

     Home lending operation

Flagstar’s home lending activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. The originated mortgage loans are primarily sold in the secondary market. To a lesser extent, the Company invests in a small portion of the loans originated as leverage limits allow. The Company later sells the related servicing rights in a separate transaction.

Company personnel originate loans and conduct business from 137 loan origination centers in 26 states. Company personnel also originate loans from the Bank’s 103 banking centers. Flagstar also purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This network includes mortgage lending operations in all 50 states. The majority of the mortgage loans conform to the underwriting standards of either Freddie Mac, Fannie Mae or Ginnie Mae.

The home lending operation also services a large portfolio of primarily conforming loans for others. This portfolio, which totaled $26.7 billion at June 30, 2004, provides additional earnings in a rising rate environment. In its capacity as a mortgage loan servicer, the Company maintains escrow balances for its customers. At June 30, 2004, the Company held $795.8 million of escrow balances.

The home lending operation is a much more volatile source of earnings when compared to the banking operation. Home lending, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The earnings volatility inherent in the home lending operation is visually apparent in the allocated revenues and pre-tax earnings of the operation shown below. The results show that during 2004 and 2003, revenues decreased 33.0% and increased 70.8%, respectively, while pre-tax earnings decreased 54.5% and increased 232.6%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation are fully dependent on production volume and the interest rate environment.

Segment reporting (continued)

     Home lending operations (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s home lending group.

	At or for the three months		At or for the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
		( In thousands )
Revenues	$73,106	$152,205	$152,160	$238,405
Earnings before taxes	29,857	105,919	66,579	144,662
Identifiable assets	2,993,936	4,838,145	2,993,936	4,838,145

Net Interest Income

     Three months

The Company recorded $59.3 million in net interest income for the three months ended June 30, 2004. This level of interest income was an increase from the $49.0 million recorded for the comparable 2003 period. These results include a $15.9 million increase in interest income, which was offset by a $5.7 million increase in interest expense. During the period, the Company increased its earning asset base by $2.2 billion. The Company also raised $1.9 billion in average interest-bearing liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a discounted rate compared to the liabilities used in the 2003 period.

Earning assets as a whole repriced down 55 basis points while the liabilities repriced down only 45 basis points on a like period comparison. This net decrease is reflected in the decrease in the Company’s net interest spread of 10 basis points to 1.92% for the three months ended June 30, 2004 from 2.02% for the comparable 2003 period. It is also reflected in the decrease in the net interest margin of 8 basis points to 2.13% for the quarter ended June 30, 2004 from 2.21% for the same period in 2003.

On a sequential quarter basis, the Company reported a 2 basis point decrease in the interest rate spread and 13 basis point increase in the interest margin. The Company reported a $8.3 million, or 16.3% increase in net interest income during the current period versus the first quarter of 2004.

     Six months

The Company recorded $110.3 million in net interest income for the six months ended June 30, 2004. This level of interest income is an increase from the $100.5 million recorded for the comparable 2003 period. These results include a $24.1 million increase in interest income, which was offset by a $14.3 million increase in interest expense. In this period, the Company increased the average earning asset base by over $2.3 billion. The Company also raised $2.1 billion in average interest-bearing liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a discounted rate compared to the liabilities used in the 2003 period.

During the six months ended June 30, 2004, the Company reported a decrease of 33 basis points in the interest rate spread and a decrease of 34 basis points in the interest margin. Earning assets as a whole repriced down 81 basis points, while the liabilities repriced down only 48 basis points on a like period comparison.

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

	Three months ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
		( in thousands )
Interest-earning assets:
Loans receivable, net	$11,013,067	$139,516	5.07%	$8,377,789	$122,949	5.87%
Other	135,182	698	2.06	520,029	1,316	1.01

Total interest-earning assets	11,148,249	$140,214	5.03	8,897,818	$124,265	5.58
Other assets	904,299			943,024

Total assets	$12,052,548			$9,840,842

Interest-bearing liabilities:
Deposits	$6,400,013	$38,813	2.44%	$5,244,464	$34,510	2.64%
FHLB advances	3,632,353	34,794	3.85	2,401,081	29,088	4.86
Other	408,607	7,286	7.17	843,096	11,641	5.54

Total interest-bearing liabilities	10,440,973	$80,893	3.11%	8,488,641	$75,239	3.56%
Other liabilities	919,153			859,992
Stockholders equity	692,422			492,209

Total liabilities and stockholders equity	$12,052,548			$9,840,842

Net interest-earning assets	$707,276			$409,177

Net interest income		$59,321			$49,026

Interest rate spread			1.92%			2.02%

Net interest margin			2.13%			2.21%

Ratio of average interest- earning assets to interest-bearing liabilities			107%			105%

AVERAGE YIELDS EARNED AND RATES PAID

	Six months ended June 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(in thousands )
Interest-earning assets:
Loans receivable, net	$10,608,919	$269,440	5.08%	$8,009,224	$244,184	6.10%
Other	96,270	1,615	3.36	395,171	2,809	1.42

Total interest-earning assets	10,705,189	$271,055	5.06%	8,404,395	$246,993	5.87%
Other assets	964,245			954,669

Total assets	$11,669,434			$9,359,064

Interest-bearing liabilities:
Deposits	$6,130,176	$72,863	2.39%	$5,109,935	$68,405	2.70%
FHLB advances	3,644,309	71,536	3.95	2,303,802	57,542	5.04
Other	450,764	16,358	7.30	707,260	20,530	5.85

Total interest-bearing liabilities	10,225,249	$160,757	3.16%	8,120,997	$146,477	3.64%
Other liabilities	764,084			773,790
Stockholders equity	680,101			464,277

Total liabilities and Stockholders equity	$11,669,434			$9,359,064

Net interest-earning assets	$479,940			$283,398

Net interest income		$110,298			$100,516

Interest rate spread			1.90%			2.23%

Net interest margin			2.07%			2.41%

Ratio of average interest-earning assets to interest-bearing liabilities			105%			103%

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

	Three months ended June 30,
	2004 versus 2003
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Interest Income:
Loans receivable, net	$(22,106)	$38,673	$16,567
Other	354	(972)	(618)

Total	$(21,752)	$37,701	$15,949
Interest Expense:
Deposits	$(3,324)	$7,627	$4,303
FHLB advances	(9,254)	14,960	5,706
Other	1,663	(6,018)	(4,355)

Total	$(10,915)	$16,569	$5,654

Net change in net interest income	$(10,837)	$21,132	$10,295

	Six months ended June 30,
	2004 versus 2003
	Increase (Decrease) due to:
	Rate	Volume	Total
		(in thousands)
Interest Income:
Loans receivable, net	$(54,035)	$79,291	$25,256
Other	928	(2,122)	(1,194)

Total	$(53,107)	$77,169	$24,062
Interest Expense:
Deposits	$(9,315)	$13,773	$4,458
FHLB advances	(19,787)	33,781	13,994
Other	3,330	(7,502)	(4,172)

Total	$(25,772)	$40,052	$14,280

Net change in net interest income	$(27,335)	$37,117	$9,782

Provision for Losses

     Three months

During the three months ended June 30, 2004, the Company’s provision for losses was $3.6 million. This is a 47.1% decrease from the $6.8 million recorded in the comparable 2003 period and a 61.3% decrease from the $9.3 million recorded in the prior quarter.

Net charge-offs during the three months ended June 30, 2004 were an annualized 0.12% of average investment loans outstanding. Comparatively, net charge-offs were an annualized 0.73% during the three months ended June 30, 2003.

At each period end, management believes that the allowance was at a level that would offset the inherent risks associated with the Company’s loan portfolio. The loan portfolio increased 27.9% from December 31, 2003 to June 30, 2004. The Company’s increase in its general reserves between these two dates constituted an increase of $5.7 million, or 15.8%. Non-performing loans increased $1.3 million, or 2.2%, since December 31, 2003.

The allowance, which now totals $41.7 million, is 0.48% of loans held for investment and 70.0% of non-performing loans.

     Six months

During the six months ended June 30, 2004, the Company’s provision for losses was $12.9 million. This is a 12.2% decrease from the $14.7 million recorded in the comparable 2003 period. Net charge-offs were an annualized 0.17% in the 2004 period versus 0.84% in the 2003 period.

Non-Interest Income

     Loan Administration

     Three months

Net loan administration fee income increased to $5.6 million during the three months ended June 30, 2004, from a negative $13.1 million in the 2003 period. This $18.7 million increase between the comparable periods was the result of the $13.5 million decrease in the amortization of the mortgage servicing rights (“MSR”) and the $5.2 million increase in the amount of gross servicing fees received. This amortization decrease resulted from the anticipated decrease in the amount of prepayment activity on the underlying mortgage loans serviced for others. The increase in the gross fee revenue was the result of a larger portfolio of serviced loans during the 2004 period.

     Six months

Net loan administration fee income for the six months ended June 30, 2004 increased to $13.8 million from a negative $38.7 million recorded in the 2003 period. This $52.5 million increase similarly was the result of the decrease in the amortization of mortgage servicing rights offset by increased servicing revenue. MSR amortization equaled $45.1 million during the 2004 period versus $85.6 million during the comparable 2003 period. Gross fee income, before the amortization of serving rights, was $58.9 million for the six months ended June 30, 2004 and $46.9 million for the comparable 2003 period. This increase in gross fee income was the result of the larger portfolio of serviced loans during the 2004 period.

At June 30, 2004, the unpaid principal balance of loans serviced for others was $26.7 billion versus $29.9 billion serviced at March 31, 2004 and $30.4 billion serviced at December 31, 2003. The weighted average servicing fee on loans serviced for others at June 30, 2004 was 0.348% (i.e., 34.8 basis points). The weighted average age of the loans serviced for others at June 30, 2004 was 12 months.

     Non-Interest Income (continued)

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

     Three months

For the three months ended June 30, 2004, net gain on loan sales decreased $146.8 million, to $7.5 million, from $154.3 million in the 2003 period. The 2004 period reflects the sale of $8.1 billion in loans versus $17.3 billion sold in the 2003 period. A lower interest rate environment in the 2003 period resulted in a larger mortgage loan origination volume ($17.5 billion in the 2003 period vs. $9.0 billion in the 2004 period) and a larger or wider gain on sale spread (96 basis points in the 2003 period versus 17 basis points in the 2004 period) recorded when the loans were sold.

     Six months

For the six months ended June 30, 2004, net gain on loan sales were $39.6 million versus $243.5 million in the comparable 2003 period. The 2004 period includes the sale of $15.7 billion in loans versus $30.5 billion sold in the 2003 period. For the six month period ended June 30, 2003, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (88 basis points in the 2003 period versus 30 basis points in the 2004 period) when the loans were sold.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net gain on loan sales	$7,514	$154,256	$39,645	$243,503
Plus: FASB 133 adjustment	159	5,881	(6,545)	13,304
Plus: Secondary Market Reserve	5,849	5,396	13,916	11,908

Gain on loan sales	$13,522	$165,533	$47,016	$268,715
Loans sold	$8,085,479	$17,287,723	$15,726,216	$30,540,969
Sales spread	0.17%	0.96%	0.30%	0.88%

     Derivative Accounting

In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with FASB 133, the Company carries these commitments at market value. The process of recording these fair value adjustments has the effect of adjusting current period sales up or down. Although the Company utilizes published fair value estimates in its valuation process, the estimation process may be prone to error and therefore could misstate the Company’s true position. At June 30, 2004, the Company had commitments to originate $2.6 billion of single-family mortgage loans. The Company also had commitments to sell $2.7 billion of mortgage-backed securities. These net positions had a net market value of $13.5 million. During the six months ended June 30, 2004, the Company’s position increased $6.5 million from the $7.0 million recorded at December 31, 2003.

Non-Interest Income (continued)

     Net Gain on Loan Sales (continued)

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

The Company maintains a reserve against future losses created by the repurchase of mortgage loans previously sold to the secondary market. The secondary market reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed this reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

During the six months ended June 30, 2004, the Company repurchased $43.9 million in non-performing mortgage loans from secondary market investors. At June 30, 2004, the Company had sold $153.4 billion in loans to the secondary market over the previous 60 months.

Based on its analysis of loan repurchase data, management believes that repurchases are expected to be 0.113% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from the time of sale. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and lower refinance volume. The Company’s experience has been a net loss of 17.0% on all foreclosed loans and repurchases. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

The Company recorded net charge-offs of $4.9 million and $11.3 million related to secondary market repurchases in the three and six months ended June 30, 2004, respectively. At June 30, 2004, the Company had a reserve of $12.9 million for future losses related to secondary market repurchases.

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

Non-Interest Income (continued)

Net Gain on the Sale of Mortgage Servicing Rights (continued)

     Three months

The Company sold MSR with underlying loans totaling $8.6 billion during the 2004 period versus $7.8 billion during the 2003 period. The Company sold $4.8 billion in bulk servicing packages in the 2004 period versus a $1.0 billion package in the 2003 period. During 2004, the Company sold the servicing rights to $3.6 billion of newly originated loans on a flow basis and $0.2 billion of loans in servicing released transactions. During 2003, the Company sold $6.2 billion of newly originated servicing rights on a flow basis and $0.6 billion of loans in servicing released transactions.

For the three months ended June 30, 2004, the net gain on the sale of mortgage servicing rights increased from $0.3 million during the 2003 period to $37.2 million. The gain on sale in the 2004 period was higher than the gain recorded in the 2003 period because of the wide spread between the basis in the MSR sold and the sales price received for the MSR. The MSR was originated in a period when the market value was less than half the value it became in the period of sale.

     Six months

For the six months ended June 30, 2004, the net gain on the sale of mortgage servicing rights increased $57.4 million to $59.0 million, from $1.6 million for the same period in 2003. The gain on sale of mortgage servicing rights increased due to the sale of $8.8 billion of seasoned servicing rights in 2004 versus the sale of $5.0 billion during 2003. During 2004, the Company sold a total of $15.0 billion in servicing versus the $15.7 billion of mortgage servicing rights originated. In 2003, the Company sold $18.2 billion and originated $30.5 billion in mortgage servicing rights.

     Other

     Three months

During the three months ended June 30, 2004, the Company recorded $20.7 million in other income. In the comparable 2003 period, the Company recorded $13.4 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed, the amount of earnings recorded in certain subsidiaries, and the collection of any miscellaneous fees. The major difference between the two periods is found in the deposit and loan fees collected.

During the three months ended June 30, 2004 the Company collected $3.0 million in deposit fees versus $0.5 million collected in the comparable 2003 period. This increase is attributable to the automated check processing and overdraft protection program instituted in the fourth quarter of 2003.

Net loan fees collected during the three months ended June 30, 2004 totaled $6.0 million compared to $4.8 million collected during the comparable 2003 period. This increase is the result of an increase in the production and subsequent sale of brokered loans.

Non-Interest Income (continued)

     Other (continued)

     Six months

During the six months ended June 30, 2004, the Company recorded $36.6 million in other income. In the comparable 2003 period, the Company recorded $26.2 million. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed, the amount of earnings recorded in certain subsidiaries, and the collection of any miscellaneous fees. The major difference between the two periods is found in the deposit fees collected.

During the six months ended June 30, 2004 the Company collected $6.2 million in deposit fees versus $0.8 million collected in the comparable 2003 period. This increase is attributable to the automated check processing and overdraft protection program instituted in the fourth quarter of 2003.

Net loan fees collected during the six months ended June 30, 2004 totaled $10.1 million compared to $9.4 million collected during the comparable 2003 period. This increase is the result of an increase in the production and subsequent sale of brokered loans.

During the six months ended June 30, 2004, the Company recorded $4.9 million in dividends received on FHLB stock, compared to the $4.1 million received during the six months ended June 30, 2003. The increase was a result of the increased balance of FHLB stock owned. At June 30, 2004 the Company owned $229.8 million and at June 30, 2003 the Company owned $152.8 million.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		( in thousands )
Compensation and benefits	$40,306	$49,435	$78,743	$94,096
Commissions	28,389	40,827	52,058	77,772
Occupancy and equipment	17,340	17,299	35,257	33,408
Advertising	2,407	3,446	4,797	6,691
Federal insurance premium	250	605	513	1,174
General and administrative	16,038	21,239	32,790	36,956

Total	104,730	132,851	204,158	250,097
Less: capitalized loan costs	(41,393)	(67,362)	(78,442)	(127,037)

Total, net	$63,337	$65,489	$125,716	$123,060

Efficiency ratio	48.6%	31.9%	48.5%	36.6%

Non-Interest Expense (continued)

Three months

The following are the major changes affecting the quarterly income statement:

▪	The retail banking operation conducted business from 8 more facilities at June 30, 2004 than at June 30, 2003.

▪	The Company conducted business from 29 more retail loan origination offices at June 30, 2004 than at June 30, 2003.

▪	The home lending operation originated $9.0 billion in residential mortgage loans during the 2004 quarter versus $17.5 billion in the comparable 2003 quarter.

▪	The Company employed 2,482 salaried employees at June 30, 2004 versus 3,106 salaried employees at June 30, 2003.

▪	The Company employed 135 full-time national account executives at June 30, 2004 versus 121 at June 30, 2003.

▪	The Company employed 862 full-time retail loan originators at June 30, 2004 versus 883 at June 30, 2003.

▪	The Company changed its policy on evaluating personnel salaries on the respective employees anniversary date and changed it to a calendar basis. The annual increases for salaried employees were received on January 1, 2004.

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $28.2 million to $104.7 million during the three months ended June 30, 2004, from $132.9 million for the comparable 2003 period. This large decrease in costs is for the most part explained above, but further explanation follows.

The decreased compensation and benefits expense of $9.1 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the additional banking centers.

The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis, there was a $12.4 million decrease. This is the direct result of the decreased mortgage loan originations during the period. During the 2004 period commissions were 31.5 basis points of loan originations versus 23.3 basis points during the 2003 period.

The decrease in general and administrative expense is reflective of the decreased mortgage loan originations offset by the increased number of banking centers in operation during the period.

During the three months ended June 30, 2004, the Company capitalized direct loan origination costs of $41.4 million, a decrease of $26.0 million from $67.4 million for the comparable 2003 period. The 2004 deferral equates to a capitalization of $796 per loan versus $636 per loan in the 2003 period.

Non-Interest Expense (continued)

Six months

During the six months ended June 30, 2004, non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $45.9 million, or 18.4%, to $204.2 million, from $250.1 million for the comparable 2003 period. The decreased costs are primarily attributable to the same items as mentioned above in the “three month” section, but further explanation follows.

The decreased compensation and benefits expense of $15.4 million, or 16.4%, is the direct result of the decreased personnel count utilized in the home lending operation, offset by the salary increases given to the remaining employees and the new staff that was required to support the additional banking centers.

The decreased commission expense of $25.7 million, or 33.0%, is the direct result of the 43.3% decrease in mortgage loan originations during the period. During the 2004 and 2003 periods, commissions were 28.2 and 23.9 basis points of loan originations, respectively.

The $1.9 million increase in occupancy and equipment costs is directly attributable to the 18.2% increase in operating facilities and the equipment required to accommodate the increased staff.

The decrease in general and administrative expense is reflective of the decreased mortgage loan originations, offset by the increased number of banking centers in operation during the period.

During the six months ended June 30, 2004, the Company capitalized direct loan origination costs of $78.4 million, a decrease of $48.6 million, or 38.3%, from $127.0 million for the comparable 2003 period. The 2004 deferral equates to a capitalization of $743 per loan versus $644 per loan in the 2003 period.

Financial Condition

Assets

The Company’s assets totaled $12.0 billion at June 30, 2004, an increase of $1.4 billion, or 13.2%, as compared to $10.6 billion at December 31, 2003. This increase was primarily due to an increase in earning assets at June 30, 2004.

     Cash and cash equivalents

Cash and cash equivalents increased from $148.4 million at December 31, 2003 to $162.6 million at June 30, 2004.

     Mortgage-backed securities held to maturity

Mortgage-backed securities decreased from $30.7 million at December 31, 2003 to $26.1 million at June 30, 2004. The net decrease was attributed to payoffs received, which was offset slightly by a small purchase of $1.1 million in June of 2004. The purchase was for CRA investment purposes. This portfolio also includes loans originated by the Company and securitized for credit enhancement reasons.

     Investment securities held to maturity

The Company’s investment portfolio increased 9.2%, from $14.1 million at December 31, 2003 to $15.4 million at June 30, 2004. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and reinvestments made by non-bank subsidiaries.

     Loans available for sale

Mortgage loans available for sale decreased $0.6 billion, or 21.4%, to $2.2 billion at June 30, 2004, from $2.8 billion at December 31, 2003. This decrease is primarily attributable to the decrease in loan production originated during June versus December. At June 30, 2004, the majority of these loans were originated within the two weeks prior to the end of the quarter. The majority of these loans will be sold or exchanged for mortgage-backed securities and sold in the secondary market within the next 45 days.

     Investment loan portfolio

The investment loan portfolio at June 30, 2004 increased $1.9 billion from December 31, 2003. The increase included a $1.9 billion increase in single-family mortgage loans and a $109.5 million decrease in warehouse loans.

	June 30, 2004	December 31, 2003	June 30, 2003
Loans held for investment:
Single-family mortgage	$7,369,787	$5,478,200	$3,110,502
Second mortgage	133,769	141,010	170,511
Construction	67,793	58,323	44,877
Commercial real estate	575,458	548,392	475,705
Warehouse	237,343	346,780	841,877
Commercial	8,250	7,896	8,343
Consumer	330,675	259,651	188,791

Total	$8,723,075	$6,840,252	$4,840,606

     Allowance for losses

The allowance for losses totaled $41.7 million at June 30, 2004 and $36.0 million at December 31, 2003, respectively. The allowance for losses as a percentage of non-performing loans was 70.0% and 61.7% at June 30, 2004 and December 31, 2003, respectively. The Company’s non-performing loans totaled $59.6 million and $58.3 million at June 30, 2004 and December 31, 2003, respectively. The allowance for losses as a percentage of investment loans was 0.48% and 0.53% at June 30, 2004 and December 31, 2003, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the date listed. At June 30, 2004, 88.1% of all delinquent loans were loans where the Company had a first lien position on residential real estate.

	June 30,		June 30,
Days Delinquent	2004	December 31, 2003	2003
30	$29,529	$32,215	$31,150
60	15,639	14,920	13,380
90	59,556	58,334	56,266

Total	$104,724	$105,469	$100,796

Investment loans	$8,723,075	$6,840,252	$4,840,606

Delinquency %	1.20%	1.54%	2.08%

     Accrued interest receivable

Accrued interest receivable increased from $46.9 million at December 31, 2003 to $48.4 million at June 30, 2004 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     FHLB stock

Holdings of FHLB stock increased from $198.4 million at December 31, 2003 to $229.8 million at June 30, 2004. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Repossessed assets

Repossessed assets increased from $36.8 million at December 31, 2003 to $38.7 million at June 30, 2004. This increase was caused by a greater amount of loans in a foreclosed status that are yet to be sold.

     Repurchased assets

When the Company sells loans in the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there is was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations, even though the loans were sold on a non-recourse basis. The Company repurchased $43.9 million in non-performing assets from secondary market investors during the six months ended June 30, 2004, and $30.1 million in all of 2003, respectively. These repurchases were primarily attributed to sales completed within the prior sixty-month period.

Net repurchased assets increased $9.9 million, or 82.5%, to $21.9 million at June 30, 2004, from $12.0 million at December 31, 2003.

     Premises and Equipment

Premises and equipment increased from $161.1 million at December 31, 2003 to $162.1 million at June 30, 2004. This increase was primarily caused by the increase in five banking centers offset by normal depreciation.

     Mortgage servicing rights

Mortgage servicing rights totaled $236.2 million at June 30, 2004, a decrease of $23.9 million from the $260.1 million reported at December 31, 2003. During the six months ended June 30, 2004, the Company capitalized $169.5 million, amortized $45.1 million, and sold $148.3 million in mortgage servicing rights.

The principal balance of the loans serviced for others stands at $26.7 billion at June 30, 2004 versus $30.4 billion at December 31, 2003. The capitalized value of the mortgage servicing rights was 0.89% and 0.86% at June 30, 2004 and December 31, 2003, respectively.

     Activity of Mortgage Loans Serviced for Others (in thousands):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Beginning balance	$29,858,203	$22,336,428	$30,395,079	$21,586,797
Loans sold	8,085,479	17,287,723	15,726,216	30,540,969

Subtotal	37,943,682	39,624,151	46,121,295	52,127,766
Servicing released sales	206,448	611,884	496,544	1,042,943
Servicing sold (flow basis)	3,587,110	6,181,436	5,656,232	11,302,746
Servicing sold (bulk basis)	4,806,014	980,683	8,804,850	5,856,924

Subtotal	8,599,572	7,774,003	14,957,626	18,202,613
Amortization	2,676,802	2,896,277	4,496,361	4,971,282

Ending balance	$26,667,308	$28,953,871	$26,667,308	$28,953,871

At June 30, 2004, the fair value of the MSR was approximately $346.2 million based on an internal valuation model, which utilized an average discounted cash flow equal to 11.72%, an average cost to service of $40.00 per conventional loan and $70.00 per government or adjustable rate loan, and a weighted constant prepayment assumption equal to 13.7%. The portfolio contained 200,296 loans, had a weighted rate of 5.96%, a weighted remaining term of 294 months, and had been seasoned twelve months.

     Other assets

Other assets increased $87.2 million, or 89.0%, to $185.2 million at June 30, 2004, from $98.0 million at December 31, 2003. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the six months ended June 30, 2004. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $1.4 billion, or 14.1%, to $11.3 billion at June 30, 2004, from $9.9 billion at December 31, 2003. The majority of this increase was found in the Company’s interest bearing liabilities.

     Deposit accounts

Deposit accounts increased $0.8 billion to $6.5 billion at June 30, 2004, from $5.7 billion at December 31, 2003.

Demand deposit accounts decreased $39.3 million to $350.7 million at June 30, 2004, from $390.0 million at December 31, 2003.

Savings deposit accounts increased $193.8 million to $508.3 million at June 30, 2004, from $314.5 million at December 31, 2003.

Money market deposits decreased $70.8 million to $1.2 billion at June 30, 2004, from $1.3 billion at December 31, 2003.

The municipal deposit channel now totals $1.2 billion. The account totals increased $0.3 billion during the six months ended June 30, 2004. These deposits have been garnered from local government units within the Company’s retail market area.

Wholesale deposit accounts increased $0.2 billion to $1.4 billion at June 30, 2004, from $1.2 billion at December 31, 2003. These deposits have a weighted maturity of 22.4 months and are used for interest rate risk management.

Deposit Portfolio
(in thousands)

	June 30, 2004			December 31, 2003
	Balance	Rate	%	Balance	Rate	%
Demand deposits	$350,743	0.87%	5.4%	$390,008	0.70%	6.9%
Savings deposits	508,327	1.81	7.8	314,452	1.21	5.5
Money market deposits	1,249,775	2.11	19.1	1,320,635	1.73	23.3
Certificates of deposits	1,810,812	3.47	27.7	1,602,223	3.57	28.2

Total retail deposits	3,919,657	2.59	60.0	3,627,318	2.39	63.9
Municipal deposits	1,187,367	1.61	18.2	899,123	1.44	15.8
Wholesale deposits	1,427,468	2.79	21.8	1,153,726	3.09	20.3

Total deposits	$6,534,492	2.46%	100.0%	$5,680,167	2.38%	100.0%

     FHLB advances

FHLB advances increased $0.4 billion to $3.6 billion at June 30, 2004, from $3.2 billion at December 31, 2003. The Company has historically relied upon these advances as an additional funding source for the origination or purchase of loans, which later are sold into the secondary market. The Company has moved toward renewing all of its maturing advances into medium term debt, which provides a better strategic match of maturities for the Company’s held for investment portfolio. The Company has an approved line of credit with the FHLB of $4.9 billion, at June 30, 2004.

     Long term debt

On April 30, 1999, the Company issued $74.8 million of 9.50% preferred securities to the general public through the Company’s subsidiary, Flagstar Trust, a Delaware trust. These securities were redeemed on April 30, 2004.

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

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $17.1 million to $492.4 million at June 30, 2004, from $475.3 million at December 31, 2003. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. During the six months ended June 30, 2004, the Company received $4.5 billion in scheduled payments and payoffs on serviced loans.

     Escrow accounts

Customer escrow accounts increased $124.9 million to $303.4 million at June 30, 2004, from $178.5 million at December 31, 2003. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued increased $0.2 million to $27.7 million at June 30, 2004, from $27.5 million at December 31, 2003. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable increased $9.5 million to $83.1 million at June 30, 2004, from $73.6 million at December 31, 2003. This increase is attributable to the increase in the deferred tax liability created by temporary differences in the recognition of revenue from a financial statement basis versus a federal income tax basis offset by the estimated payments made during the year.

     Other liabilities

Other liabilities increased $18.0 million to $81.1 million at June 30, 2004, from $63.1 million at December 31, 2003. This increase was caused by changes in the timing of the payment of liabilities associated with the employee payroll and the Company’s mortgage production. Also included in other liabilities is the secondary market reserve. This reserve was established to absorb losses expected to be recognized upon the repurchase of non-performing loans that were sold to the secondary market in this period and prior periods.

     Secondary Market Reserve

When loans are sold to the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there is was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations even though the loans were sold on a non-recourse basis.

The Company repurchased $30.1 million in non-performing assets from secondary market investors during all of 2003. At June 30, 2004, the Company had sold $153.4 billion in loans to the secondary market over the previous 60 months. During the six months ended June 30, 2004 the Company charged off a net $11.3 million and increased the reserve $13.9 million. The Company recorded charge-offs of $7.5 million during 2003. Substantially all of these charge-offs were attributed to loans sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on and disposed of at a loss.

Based on its analysis of loan repurchase data, management believes that repurchases are expected to be 0.113% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from the date of sale. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and lower refinance volume. The Company’s experience has been a net loss of 17.0% on all foreclosed loans, including repurchases.

The Company has set-up a reserve for future repurchases of $12.9 million and $10.3 million at June 30, 2004 and December 31, 2003, respectively. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

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

Mortgage loans sold during the six months ended June 30, 2004 totaled $15.7 billion, a decrease of $14.8 billion from the $30.5 billion sold during the same period in 2003. This decrease in mortgage loan sales was attributable to the $14.1 billion decrease in mortgage loan originations during the period. The Company sold 84.9% and 93.6% of its mortgage loan originations during the six-month periods ended June 30, 2004 and 2003, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $3.6 billion outstanding at June 30, 2004. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $4.9 billion, at June 30, 2004. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At June 30, 2004, the Company had outstanding rate-lock commitments to lend $2.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $189.2 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2004, the Company had outstanding commitments to sell $2.7 billion of mortgage-backed securities. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $2.1 billion at June 30, 2004. Such commitments include $1.7 billion of unused warehouse lines of credit to various mortgage companies. The Company had advanced $237.3 million at June 30, 2004.

     Capital Resources

At June 30, 2004, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2004, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on June 1, 2004.

(a)	The following directors were re-elected for a term of two years:

	For	Withheld
Thomas J. Hammond	45,726,898	11,984,073
Kirstin A. Hammond	45,707,216	12,004,755
Charles Bazzy	55,510,271	2,201,700
Michael Lucci Sr.	45,817,429	11,894,542
Frank D’Angelo	56,997,886	714,085
Robert DeWitt	56,995,096	716,875

(b)	The following directors were re-elected for a term of one year:

	For	Withheld
Mark T. Hammond	45,772,587	11,939,384

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended June 30, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended June 30, 2004.

(b)	Reports on Form 8-K

i.	The Company filed a Form 8-K on July 19, 2004 to furnish its earnings release for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: August 6, 2004	/s/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/s/ Michael W. Carrie

Michael W. Carrie
Executive Director, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended June 30, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended June 30, 2004.