Form 10-Q
period 2004-09-30
FLAGSTAR BANCORP INC
filed 2004-11-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-16577

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098

(Address of principal executive offices)	(Zip Code)

(248) 312-2000

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

     As of November 2, 2004, 61,341,577 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition — September 30, 2004 (unaudited) and December 31, 2003.
Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2004 and 2003.
Consolidated Statements of Stockholders’ Equity – For the nine months ended September 30, 2004 (unaudited) and for the year ended December 31, 2003.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2004 and 2003.
Unaudited Condensed Notes to Consolidated Financial Statements.
Computation of Net Earnings Per Share
Certification of Chief Executive Officer under Section 302
Certification of Chief Financial Officer under Section 302
Certification of Chief Executive Officer under Section 906
Certification of Chief Financial Officer under Section 906

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company including statements preceded by, followed by or that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions, which are intended to identify “forward looking statement” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(in thousands)

	At September 30,	At December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$183,872	$148,417
Mortgage-backed securities held to maturity	22,777	30,678
Investment securities	15,722	14,144
Mortgage loans available for sale	2,174,186	2,759,551
Loans held for investment	9,456,235	6,840,252
Less: allowance for losses	(40,980)	(36,017)

Investment loan portfolio, net	9,415,255	6,804,235

Total interest earning assets	11,627,940	9,608,608
Accrued interest receivable	52,373	46,883
Federal Home Loan Bank stock	232,369	198,356
Repossessed assets	36,626	36,778
Repurchased assets	20,920	11,956
Premises and equipment	166,490	161,057
Mortgage servicing rights	175,593	260,128
Other assets	286,938	98,010

Total assets	$12,783,121	$10,570,193

Liabilities and Stockholders’ Equity
Liabilities
Deposit accounts	$7,542,581	$5,680,167
Federal Home Loan Bank advances	3,408,000	3,246,000
Long term debt	78,653	151,100

Total interest bearing liabilities	11,029,234	9,077,267
Accrued interest payable	21,334	20,328
Undisbursed payments on loans serviced for others	510,336	475,261
Escrow accounts	312,846	178,472
Liability for checks issued	18,416	27,496
Federal income taxes payable	92,535	73,576
Other liabilities	67,178	63,110

Total liabilities	12,051,879	9,915,510
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized; 61,338,433 and 60,675,169 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	614	607
Additional paid in capital	38,595	35,394
Accumulated other comprehensive income	3,164	2,173
Retained earnings	688,869	616,509

Total stockholders’ equity	731,242	654,683

Total liabilities and stockholders’ equity	$12,783,121	$10,570,193

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months		For the nine months ended
	ended September 30,		September 30,
	2004	2003	2004	2003
Interest Income
Loans	$139,685	$131,165	$409,125	$375,349
Other	1,133	2,374	2,748	5,184

Total	140,818	133,539	411,873	380,533
Interest Expense
Deposits	43,952	34,491	116,815	102,896
FHLB advances	34,845	34,040	106,381	91,582
Other	6,117	12,963	22,475	33,493

Total	84,914	81,494	245,671	227,971

Net interest income	55,904	52,045	166,202	152,562
Provision for losses	3,171	3,355	16,076	18,014

Net interest income after provision for losses	52,733	48,690	150,126	134,548
Non-Interest Income
Loan administration	9,760	7,462	23,582	(31,203)
Net gain on loan sales	24,241	91,665	63,886	335,169
Net gain on sales of mortgage servicing rights	15,734	44,619	74,767	46,200
Other fees and charges	18,630	13,301	55,250	39,486

Total	68,365	157,047	217,485	389,652
Non-Interest Expense
Compensation and benefits	28,671	27,335	85,078	84,590
Occupancy and equipment	16,175	16,876	50,579	50,284
General and administrative	14,663	21,752	49,568	54,149

Total	59,509	65,963	185,225	189,023

Earnings before federal income taxes	61,589	139,774	182,386	335,177
Provision for federal income taxes	21,598	49,000	64,248	117,496

Net Earnings	$39,991	$90,774	$118,138	$217,681

Earnings per share – basic	$0.65	$1.51	$1.94	$3.65

Earnings per share – diluted	$0.62	$1.42	$1.84	$3.42

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2002	$592	$29,147	$—	$389,207	$418,946
Net earnings	—	—	—	254,352	254,352
Net unrealized gain on derivatives	—	—	2,173	—	2,173

Total comprehensive income	—	—	2,173	254,352	256,525
Issuance costs of Flagstar Capital Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock based compensation	—	8,945	—	—	8,945
Dividends paid ($0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	607	35,394	2,173	616,509	654,683
Net earnings	—	—	—	118,138	118,138
Net unrealized gain on derivatives	—	—	991	—	991

Total comprehensive income	—	—	991	118,138	119,129
Stock options exercised and grants issued, net	7	3,201	—	—	3,208
Dividends paid ($0.75 per share)	—	—	—	(45,778)	(45,778)

Balance (unaudited) at September 30, 2004	$614	$38,595	$3,164	$688,869	$731,242

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended September 30,
	2004	2003
Operating Activities
Net earnings	$118,138	$217,681
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	16,076	18,014
Provision for secondary market losses	16,791	13,887
Depreciation and amortization	83,658	129,572
FHLB stock dividends	(7,434)	(3,884)
Net gain on the sale of assets	(1,980)	(2,982)
Net gain on loan sales	(63,886)	(335,169)
Net gain on sales of mortgage servicing rights	(74,767)	(46,200)
Proceeds from sales of loans available for sale	21,292,199	48,471,815
Originations and repurchases of loans available for sale, net of principal repayments	(22,889,047)	(50,280,327)
Increase in accrued interest receivable	(5,490)	(1,946)
Increase in other assets	(196,371)	(11,999)
Increase in accrued interest payable	1,006	874
Decrease in the liability for checks issued	(9,080)	(47,818)
Increase in federal income taxes payable	18,426	47,371
Increase (decrease) in other liabilities	1,282	(38,017)

Net cash used in operating activities	(1,700,479)	(1,869,128)
Investing Activities
Net change in other investments	(1,578)	(1,185)
Investment in mortgage backed securities, net of principal repayments	7,901	6,372
Origination of loans held for investment, net of principal repayments	(424,607)	764,056
Purchase of FHLB stock	(26,579)	(42,189)
Investment in unconsolidated subsidiary	2,328	—
Proceeds from the disposition of repossessed assets	31,751	37,577
Acquisitions of premises and equipment, net of proceeds	(28,473)	(35,286)
Increase in mortgage servicing rights	(233,691)	(417,281)
Proceeds from the sale of mortgage servicing rights	332,363	358,070

Net (cash used) provided by in investing activities	(340,585)	670,134
Financing Activities
Net increase in deposit accounts	1,862,414	1,288,848
Issuance of junior subordinated debt	—	50,000
Redemption of preferred securities	(74,750)	—
Net (decrease) increase in other long term debt	(25)	1,350
Net increase in Federal Home Loan Bank advances	162,000	1,098,000
Net receipt (disbursements) of payments of loans serviced for others	35,075	(11,152)
Net receipt of escrow payments	134,375	150,244
Net tax benefit for stock grants issued	—	92
Proceeds from the exercise of common stock options	3,208	3,060
Net return on investment in subsidiaries	—	(3,127)
Dividends paid to stockholders	(45,778)	(17,949)

Net cash provided by financing activities	2,076,519	2,559,366

Net increase in cash and cash equivalents	35,455	1,360,372
Beginning cash and cash equivalents	148,417	126,969

Ending cash and cash equivalents	$183,872	$1,487,341

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$29,603	$30,710

Total interest payments made on deposits and other borrowings	$246,677	$227,097

Federal income taxes paid	$46,000	$66,500

Loans held for sale transferred to loans held for investment	$2,246,100	$2,160,104

Supplemental disclosure of non-cash financing information:
During the nine months ended September 30, 2004, the Company recorded a net market value adjustment for interest rate swaps of $991.

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $12.8 billion in assets at September 30, 2004, the Bank is the largest savings institution and 2nd largest banking institution headquartered in Michigan.

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

Note 4. Critical Accounting Policies

The Company has established various accounting policies that govern the application of generally accepted accounting principles in the preparation of the financial statements. Application of these accounting policies involves judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities. These judgments, assumptions and estimates are based on the Company’s historical experience and other factors that management believes to be reasonable under the circumstances.

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

As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net income and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the three and nine months ended September 30, 2004 and 2003:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net Earnings
As reported	$39,991	$90,774	$118,138	$217,681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(719)	(815)	(2,158)	(2,445)

Pro forma net earnings	$39,272	$89,959	$115,980	$215,236

Basic earnings per share
As reported	$0.65	$1.51	$1.94	$3.65
Pro forma	$0.64	$1.50	$1.90	$3.61
Diluted earnings per share
As reported	$0.62	$1.42	$1.84	$3.42
Pro forma	$0.61	$1.41	$1.81	$3.39

In addition, during the three and nine months ended September 30, 2003, the Company recognized compensation expense of $119,000 ($77,000, net of taxes) and $833,000 ($541,000, net of taxes), respectively, related to the vesting of previously granted restricted stock awards. These expenses were included in net earnings as reported. There was no compensation expense recognized during the three and nine months ended September 30, 2004 related to the grant of the restricted stock awards.

Note 6. Segment Reporting

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

Following is a presentation of financial information by business for the period indicated.

	For the three months ended September 30, 2004
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined
		(In thousands)
Revenues	$63,773	$60,496	$—	$124,269
Earnings before income taxes	36,988	24,601	—	61,589
Depreciation and amortization	1,698	21,113	—	22,811
Capital expenditures	1,473	10,270	—	11,743
Identifiable assets	10,333,971	3,024,150	(575,000)	12,783,121
Intersegment income (expense)	4,313	(4,313)	—	—

	For the nine months ended September 30, 2004
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined
		(In thousands)
Revenues	$182,282	$201,405	$—	$383,687
Earnings before income taxes	102,456	79,930	—	182,386
Depreciation and amortization	4,990	78,861	—	83,851
Capital expenditures	9,734	18,920	—	28,654
Identifiable assets	10,333,971	3,024,150	(575,000)	12,783,121
Intersegment income (expense)	15,563	(15,563)	—	—

	For the three months ended September 30, 2003
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined
		(In thousands)
Revenues	$57,672	$151,420	$—	$209,092
Earnings before income taxes	29,529	110,245	—	139,774
Depreciation and amortization	1,763	26,855	—	28,618
Capital expenditures	13,482	3,706	—	17,188
Identifiable assets	8,397,747	5,235,280	(2,689,867)	10,943,160
Intersegment income (expense)	30,059	(30,059)	—	—

Note 6. Segment Reporting

	For the nine months ended September 30, 2003
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined
		(In thousands)
Revenues	$154,413	$387,801	$—	$542,214
Earnings before income taxes	68,631	266,546	—	335,177
Depreciation and amortization	5,303	124,258	—	129,561
Capital expenditures	17,198	17,374	—	34,572
Identifiable assets	8,397,747	5,235,280	(2,689,867)	10,943,160
Intersegment income (expense)	80,507	(80,507)	—	—

Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios ( in thousands, except per share data )

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Return on average assets	1.30%	3.35%	1.33%	2.95%
Return on average equity	22.29%	62.47%	22.74%	57.61%
Efficiency ratio	47.9%	31.6%	48.3%	34.9%
Equity/assets ratio (average)	5.83%	5.37%	5.83%	5.11%
Mortgage loans originated or purchased	$6,809,277	$16,027,089	$25,260,811	$48,577,571
Mortgage loans sold	$5,495,477	$14,978,660	$21,221,693	$45,519,629
Interest rate spread	1.91%	1.93%	1.90%	2.09%
Net interest margin	1.98%	2.08%	2.04%	2.32%
Average common shares outstanding	61,251	60,005	60,960	59,559
Average diluted shares outstanding	64,148	63,933	64,146	63,558
Charge-offs to average investment loans	0.18%	0.33%	0.17%	0.41%

	September 30,	June 30,	December 31,	September 30,
	2004	2004	2003	2003
Equity-to-assets ratio	5.72%	5.93%	6.19%	5.65%
Core capital ratio (1)	6.15%	6.36%	7.44%	6.89%
Total risk-based capital ratio (1)	11.20%	11.72%	13.47%	13.74%
Book value per share	$11.92	$11.61	$10.79	$10.26
Number of common shares outstanding	61,338	61,141	60,675	60,273
Mortgage loans serviced for others	$20,824,209	$26,667,308	$30,395,079	$29,312,081
Value of mortgage servicing rights	0.84%	0.89%	0.86%	0.78%
Allowance to non-performing loans	71.4%	70.0%	61.7%	73.1%
Allowance to held for investment loans	0.43%	0.48%	0.53%	0.73%
Non performing assets to total assets	0.90%	1.00%	1.01%	1.00%
Number of banking centers	108	103	98	98
Number of home lending centers	123	137	128	114
Number of salaried employees	2,407	2,482	2,523	2,864
Number of commissioned employees	989	997	989	1,075

(1) Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations

Net Earnings

Net earnings during the three and nine month periods ended September 30, 2004, constituted a return on average equity of 22.29% and 22.74% and a return on average assets of 1.30% and 1.33%, respectively. These results were substantially down from the record net earnings of 2003, but constitute results near the top of the financial services industry. Returns for the comparable time periods in 2003, were 62.47% and 57.61% as a percentage of average equity and 3.35% and 2.95% of average assets, respectively.

Net earnings in 2004 have been negatively impacted by the decrease in loan originations and therefore the decrease in loans sold in the secondary market. During the three and nine months ended September 30, 2004, loan originations were down 57.5% and 47.9%, respectively, as compared to the same periods in 2003. During this period of lower originations, management reduced the amount of salaried and commissioned personnel in its mortgage banking operation to reflect this decreased productivity. While the home lending group was downsizing its operations, the banking group added ten new banking centers and increased its deposits $1.8 billion, or 31.6%, during the first nine months of 2004. The banking group also increased its account relationships by 19,000 customers.

Earnings for the three and nine months ended September 30, 2004 reflect this shift in production. The banking group, which was responsible for approximately 25.1% of earnings during 2003, accounted for approximately 60.1% and 56.2% of earnings during the three and nine months ended September 30, 2004. Earnings in the banking group remained flat in the third quarter of 2004 when compared to the second quarter of 2004.

     Three months

Net earnings for the three months ended September 30, 2004 were $40.0 million ($0.62 per share-diluted), a $50.8 million decrease from the $90.8 million ($1.42 per share-diluted) reported in 2003. The decrease resulted from a $88.6 million, or 56.4%, decrease in non-interest income which was partially offset by a $3.9 million increase in net interest income, a $6.5 million decrease in operating expenses, a $27.4 million decrease in the provision for federal income taxes, and a $0.2 million decrease in the provision for losses.

     Nine months

Net earnings for the nine months ended September 30, 2004 were $118.1 million ($1.84 per share-diluted), a $99.6 million, or 45.8% decrease from the $217.7 million ($3.42 per share-diluted) reported in 2003. The decrease resulted from an $172.2 million decrease in non-interest income, which was partially offset by a $13.6 million increase in net-interest income, a $3.8 million decrease in operating expenses, a $53.3 million decrease in the provision for federal income taxes, and a $1.9 million decrease in the provision for losses.

Segment reporting

     Banking operations

The Company provides a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At September 30, 2004, the Bank operated a network of 108 banking centers not including its Internet branch. The Company has continued to focus on expanding its branch network in order to increase its access to consumer deposits. During the nine months ended September 30, 2004, the Company opened ten new banking centers.

Segment reporting (continued)

     Banking operations (continued)

In each successive period, the banking operation has expanded its deposit portfolio and the number of banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues and expenses related to this operation have increased. During 2004, annualized revenues increased 23.6%, while annualized pre-tax earnings increased 50.4%. Additionally, identifiable assets associated with the banking operation increased 23.9% during the first nine months of 2004. Further expansion of the deposit branch network is planned. During of all 2003, the Company opened 12 banking centers. The Company has plans to open an additional 12 banking centers during the remainder of 2004.

The Company does not expect that it will have an immediate increase in retail deposits by opening these new locations. Nonetheless, the Company believes that the growth in deposits will occur over time, with FHLB advances and other sources providing sufficient funding in the interim.

At September 30, 2004, the Company operated 108 branches that serviced over 215,000 accounts totaling $4.1 billion in deposits. The average branch had deposits of $36.9 million in deposits. Of the 108 banking centers, 20 are located in Indiana and 88 are located in Michigan. Thirty-seven of the banking centers are operated under our in-store program, 48 are free standing buildings, and 23 of our banking centers are found in strip malls and office centers.

Of the in-store banking centers, 34 are located in Wal-Mart superstores. Fifteen of the in-store branches were located in Indiana and 22 were located in Michigan communities. The first of the Wal-Mart banking centers was placed into operation in June 2000. In September 2004, the Company entered into an agreement to open four banking centers in Meijer superstores within the Grand Rapids market. The in-store banking centers have an average deposit portfolio of only $18.4 million compared with the traditional banking centers’ average of $50.0 million.

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

Forty-one of the Company’s banking centers were opened within the past three years. Those branches have an average deposit base of $18.1 million. Banking centers opened in 2004, 2003, 2002 and 2001 have average deposits of $12.5 million, $19.4 million, $22.1 million, and $25.6 million, respectively.

Of the 108 branches, 15 branches had deposits of less than $10.0 million at September 30, 2004 compared to September 30, 2003 when 24 branches had less than $10.0 million in deposits.

The 20 banking centers in Indiana were all opened in the past four years and 15 of those banking centers are in-store branches. The Indiana branches have an average deposit portfolio of $17.4 million. Banking centers in the Indianapolis metropolitan area have an average balance of $20.0 million.

The 88 banking centers in Michigan have an average deposit portfolio of $41.3 million and 22 of these banking centers are in-store facilities. The 40 banking centers in the Detroit metropolitan area have an average balance of $43.8 million. All of the Detroit area banking centers were opened in the past five years.

Segment reporting (continued)

     Banking operations (continued)

The Company’s Internet branch is available for customer use at www.flagstar.com. At September 30, 2004, this operation serviced $142.7 million of deposits from a national consumer base. All of our banking customers have access and options to maintain their account on-line but these deposit customers are strictly Internet based. At September 30, 2004, 96.0% of these deposits were certificates of deposit.

Despite the large number of banking centers that are not mature, the Company’s growing banking operation was responsible for approximately 51.3% of revenues and approximately 60.1% of net earnings during the three months ended September 30, 2004. During 2003, the banking operation produced approximately 31.2% of revenues and 25.1% of net earnings.

The following tables present certain financial information concerning the results of operations of Flagstar’s banking group.

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
		( In thousands )
Revenues	$63,773	$57,672	$182,282	$154,413
Earnings before taxes	36,988	29,529	102,456	68,631
Identifiable assets	10,333,971	8,397,747	10,333,971	8,397,747

     Home lending operation

Flagstar’s home lending activities involve the origination of mortgage loans or the purchase of mortgage loans from the originating lender. The acquired mortgage loans are primarily sold in the secondary market. The Company later sells the related servicing rights in a separate transaction. To a lesser extent, the Company invests in a certain amount of the loans originated as leverage limits allow.

Company personnel originate loans and conduct business from 123 loan origination centers in 25 states. Company personnel also originate loans from the Bank’s 108 banking centers. Flagstar also purchases mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This network includes mortgage lending operations in all 50 states. The majority of the mortgage loans conform to the underwriting standards of either Freddie Mac, Fannie Mae or Ginnie Mae.

The home lending operation also services a large portfolio of primarily conforming loans for others. This portfolio, which totaled $20.8 billion at September 30, 2004, provides additional earnings in a rising rate environment. In its capacity as a mortgage loan servicer, the Company maintains escrow balances for its customers. At September 30, 2004, the Company held $823.1 million of escrow balances.

The home lending operation is a much more volatile source of earnings when compared to the banking operation. Home lending, for the most part, is reliant on the prevailing interest rate environment, which is outside the Company’s control. The earnings volatility inherent in the home lending operation is visually apparent in the allocated revenues and the estimated pre-tax earnings of the operation shown below. The results show that during 2004 and 2003, estimated revenues decreased 44.2% and increased 70.8%, respectively, while estimated pre-tax earnings decreased 62.5% and increased 232.6%, respectively. The primary cause for these large swings is the mortgage loan production completed during the periods. The future revenue, earnings, and profitability of this operation is fully dependent on production volume and the interest rate environment.

Segment reporting (continued)

     Home lending operations (continued)

The following tables present certain financial information concerning the results of operations of Flagstar’s home lending group.

	At or for the three months		At or for the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
		( In thousands )
Revenues	$60,496	$151,420	$201,405	$387,801
Earnings before taxes	24,601	110,245	79,930	266,546
Identifiable assets	3,024,150	5,235,280	3,024,150	5,235,280

Net Interest Income

     Three months

The Company recorded $55.9 million in net interest income for the three months ended September 30, 2004. This level of interest income was an increase from the $52.0 million recorded for the comparable 2003 period. These results include a $7.3 million increase in interest income, which was offset by a $3.4 million increase in interest expense. During the period, the Company increased its earning asset base by $1.3 billion. The Company also raised $1.5 billion in average interest-bearing liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a discounted rate compared to the liabilities used in the 2003 period.

Earning assets as a whole repriced down 36 basis points while the liabilities repriced down only 34 basis points on a like period comparison. This net decrease is reflected in the decrease in the Company’s net interest spread of two basis points to 1.91% for the three months ended September 30, 2004 from 1.93% for the comparable 2003 period. It is also reflected in the decrease in the net interest margin of 10 basis points to 1.98% for the quarter ended September 30, 2004 from 2.08% for the same period in 2003.

On a sequential quarter basis, the Company reported a one basis point decrease in the interest rate spread and 15 basis point decrease in the interest margin. The Company reported a $3.4 million, or 5.7% decrease in net interest income during the current period versus the second quarter of 2004.

     Nine months

The Company recorded $166.2 million in net interest income for the nine months ended September 30, 2004. This level of interest income is an increase from the $152.6 million recorded for the comparable 2003 period. These results include a $31.4 million increase in interest income, which was offset by a $17.7 million increase in interest expense. In this period, the Company increased the average earning asset base by over $2.1 billion. The Company also raised $2.1 billion in average interest-bearing liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities were acquired at a discounted rate compared to the liabilities used in the 2003 period.

During the nine months ended September 30, 2004, the Company reported a decrease of 19 basis points in the interest rate spread and a decrease of 28 basis points in the interest margin. Earning assets as a whole repriced down 71 basis points, while the liabilities repriced down only 52 basis points on a like period comparison.

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

	Three months ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	( in thousands )
Interest-earning assets:
Loans receivable, net	$11,072,851	$139,685	5.05%	$9,737,208	$131,165	5.39%
Other	119,378	1,133	3.80	176,388	2,374	5.38

Total interest-earning assets	11,192,229	$140,818	5.03	9,913,596	$133,539	5.39
Other assets	1,115,877			912,907

Total assets	$12,308,106			$10,826,503

Interest-bearing liabilities:
Deposits	$7,039,722	$43,952	2.48%	$5,550,378	$34,491	2.47%
FHLB advances	3,425,908	34,845	4.05	3,022,561	34,040	4.47
Other	350,792	6,117	6.94	759,300	12,963	6.77

Total interest-bearing liabilities	10,816,422	$84,914	3.12%	9,332,239	$81,494	3.46%
Other liabilities	773,973			913,015
Stockholders equity	717,711			581,249

Total liabilities and stockholders equity	$12,308,106			$10,826,503

Net interest-earning assets	$375,807			$581,357

Net interest income		$55,904			$52,045

Interest rate spread			1.91%			1.93%

Net interest margin			1.98%			2.08%

Ratio of average interest- earning assets to interest-bearing liabilities			103%			106%

AVERAGE YIELDS EARNED AND RATES PAID

	Nine months ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			( in thousands )
Interest-earning assets:
Loans receivable, net	$10,763,563	$409,125	5.07%	$8,577,883	$375,349	5.83%
Other	103,973	2,748	3.52	228,736	5,184	3.02

Total interest-earning assets	10,867,536	$411,873	5.05%	8,806,619	$380,533	5.76%
Other assets	1,016,033			1,046,924

Total assets	$11,883,569			$9,853,543

Interest-bearing liabilities:
Deposits	$6,433,358	$116,815	2.43%	$5,125,376	$102,896	2.68%
FHLB advances	3,571,509	106,381	3.98	2,547,950	91,582	4.81
Other	417,440	22,475	7.19	648,613	33,493	6.90

Total interest-bearing liabilities	10,422,307	$245,671	3.15%	8,321,939	$227,971	3.67%
Other liabilities	768,568			1,027,837
Stockholders equity	692,694			503,767

Total liabilities and Stockholders equity	$11,883,569			$9,853,543

Net interest-earning assets	$445,229			$484,680

Net interest income		$166,202			$152,562

Interest rate spread			1.90%			2.09%

Net interest margin			2.04%			2.32%

Ratio of average interest- earning assets to interest-bearing liabilities			104%			106%

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

	Three months ended September 30,
	2004 versus 2003
	Increase (Decrease) due to:
	Rate	Volume	Total
		(in thousands)
Interest Income:
Loans receivable, net	$(9,478)	$17,998	$8,520
Other	(474)	(767)	(1,241)

Total	$(9,952)	$17,231	$7,279
Interest Expense:
Deposits	$264	$9,197	$9,461
FHLB advances	(3,702)	4,507	805
Other	68	(6,914)	(6,846)

Total	$(3,370)	$6,790	$3,420

Net change in net interest income	$(6,582)	$10,441	$3,859

	Nine months ended September 30,
	2004 versus 2003
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Interest Income:
Loans receivable, net	$(61,793)	$95,569	$33,776
Other	390	(2,826)	(2,436)

Total	$(61,403)	$92,743	$31,340
Interest Expense:
Deposits	$(12,371)	$26,290	$13,919
FHLB advances	(22,126)	36,925	14,799
Other	945	(11,963)	(11,018)

Total	$(33,552)	$51,252	$17,700

Net change in net interest income	$(27,851)	$41,491	$13,640

Provision for Losses

     Three months

During the three months ended September 30, 2004, the Company’s provision for losses was $3.2 million. This is a 5.9% decrease from the $3.4 million recorded in the comparable 2003 period and a 11.1% decrease from the $3.6 million recorded in the second quarter of 2004.

Net charge-offs during the three months ended September 30, 2004 were an annualized 0.18% of average investment loans outstanding. Comparatively, net charge-offs were an annualized 0.33% during the three months ended September 30, 2003.

At each period end, management believes that the allowance was at a level that would offset the inherent risks associated with the Company’s loan portfolio. The loan portfolio increased 38.2% from December 31, 2003 to September 30, 2004. The Company’s increase in its general reserves between these two dates constituted an increase of $5.0 million, or 13.9%. Non-performing loans decreased $0.9 million, or 1.5%, since December 31, 2003.

The allowance, which now totals $41.0 million, is 0.43% of loans held for investment and 71.4% of non-performing loans.

     Nine months

During the nine months ended September 30, 2004, the Company’s provision for losses was $16.1 million. This is a 10.6% decrease from the $18.0 million recorded in the comparable 2003 period. Net charge-offs were an annualized 0.17% in the 2004 period versus 0.41% in the 2003 period.

Non-Interest Income

     Loan Administration

     Three months

Net loan administration fee income increased to $9.8 million during the three months ended September 30, 2004, from $7.5 million in the 2003 period. This $2.3 million increase between the comparable periods was the result of the $5.5 million decrease in the amortization of the mortgage servicing rights (“MSR”) offset by the $3.2 million decrease in the amount of gross servicing fees received. This amortization decrease resulted from the anticipated decrease in the amount of prepayment activity on the underlying mortgage loans serviced for others. The decrease in the gross fee revenue was the result of a smaller portfolio of serviced loans during the 2004 period.

     Nine months

Net loan administration fee income for the nine months ended September 30, 2004 increased to $23.6 million from a negative $31.2 million recorded in the 2003 period. This $54.8 million increase was the result of the decrease in the amortization of mortgage servicing rights and the increased servicing revenue. MSR amortization equaled $60.6 million during the 2004 period versus $106.6 million during the comparable 2003 period. Gross fee income, before the amortization of serving rights, was $84.2 million for the nine months ended September 30, 2004 and $75.4 million for the comparable 2003 period. This increase in gross fee income was the result of the larger average portfolio of serviced loans during the 2004 period.

At September 30, 2004, the unpaid principal balance of loans serviced for others was $20.8 billion versus $26.7 billion serviced at June 30, 2004 and $30.4 billion serviced at December 31, 2003. The weighted average servicing fee on loans serviced for others at September 30, 2004 was 0.357% (i.e., 35.7 basis points). The weighted average age of the loans serviced for others at September 30, 2004 was 15 months.

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

     Three months

For the three months ended September 30, 2004, net gain on loan sales decreased $67.5 million, to $24.2 million, from $91.7 million in the 2003 period. The 2004 period reflects the sale of $5.5 billion in loans versus $15.0 billion sold in the 2003 period. A lower interest rate environment in the 2003 period resulted in a larger mortgage loan origination volume ($16.0 billion in the 2003 period vs. $6.8 billion in the 2004 period) and a larger or wider gain on sale spread (60 basis points in the 2003 period versus 49 basis points in the 2004 period) recorded when the loans were sold.

     Nine months

For the nine months ended September 30, 2004, net gain on loan sales were $63.9 million versus $335.2 million in the comparable 2003 period. The 2004 period includes the sale of $21.2 billion in loans versus $45.5 billion sold in the 2003 period. For the nine month period ended September 30, 2003, the lower interest rate environment also resulted in a larger or wider gain on sale spread recorded (79 basis points in the 2003 period versus 35 basis points in the 2004 period) when the loans were sold.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net gain on loan sales	$24,241	$91,665	$63,886	$335,169
Plus: FASB 133 adjustment	(117)	(4,051)	(6,662)	9,253
Plus: Secondary Market Reserve	2,875	1,979	16,791	13,887

Gain on loan sales	$26,999	$89,593	$74,015	$358,309
Loans sold	$5,495,477	$14,978,660	$21,221,693	$45,519,629
Sales spread	0.49%	0.60%	0.35%	0.79%

     Derivative Accounting

In its home lending operation, the Company enters into commitments to originate loans at certain prices and rates. The Company also sells forward mortgage-backed securities into the secondary market. In accordance with FASB 133, the Company carries these commitments at market value. The process of recording these fair value adjustments has the effect of adjusting current period sales up or down. Although the Company utilizes published fair value estimates in its valuation process, the estimation process may be prone to error and therefore could misstate the Company’s true position. At September 30, 2004, the Company had commitments to originate $3.6 billion of single-family mortgage loans. The Company also had commitments to sell $3.2 billion of mortgage-backed securities. These net positions had a net market value of $13.7 million. During the nine months ended September 30, 2004, the net market value of the Company’s position increased $6.7 million from the $7.0 million recorded at December 31, 2003.

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

The Company maintains a reserve against future losses created by the repurchase of non-performing mortgage loans previously sold to the secondary market. The secondary market reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior sixty-month period. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed this reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.

During the nine months ended September 30, 2004, the Company repurchased $54.8 million in non-performing mortgage loans from secondary market investors. At September 30, 2004, the Company had sold $155.7 billion in loans to the secondary market over the previous 60 months.

Based on its analysis of loan repurchase data, management believes that repurchases are expected to be 0.112% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from the time of sale. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and lower refinance volume. The Company’s experience has been a net loss of 17.0% on all foreclosed loans and repurchases. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

The Company recorded net charge-offs of $2.8 million and $14.1 million related to secondary market non-performing repurchases in the three and nine months ended September 30, 2004, respectively. At September 30, 2004, the Company had a reserve of $13.0 million for future losses related to non-performing loans repurchased from secondary market investors.

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

Non-Interest Income (continued)

Net Gain on the Sale of Mortgage Servicing Rights (continued)

     Three months

The Company sold MSR with underlying loans totaling $9.8 billion during the 2004 period versus $11.3 billion during the 2003 period. The Company sold $5.9 billion in bulk servicing packages in the 2004 period versus a $4.6 billion package in the 2003 period. During 2004, the Company sold the servicing rights to $3.6 billion of newly originated loans on a flow basis and $0.3 billion of loans in servicing released transactions. During 2003, the Company sold $5.7 billion of newly originated servicing rights on a flow basis and $1.0 billion of loans in servicing released transactions.

For the three months ended September 30, 2004, the net gain on the sale of mortgage servicing rights decreased from $44.6 million during the 2003 period to $15.7 million. The gain on sale in the 2003 period was higher than the gain recorded in the 2004 period because of the wide spread between the basis in the MSR sold and the sales price received for the MSR. The MSR was originated in a period when the market value was less than half the value it became in the period of sale.

     Nine months

For the nine months ended September 30, 2004, the net gain on the sale of mortgage servicing rights increased $28.6 million to $74.8 million, from $46.2 million for the same period in 2003. The gain on sale of mortgage servicing rights increased due to the sale of $14.7 billion of seasoned servicing rights in 2004 versus the sale of $10.4 billion during 2003. During 2004, the Company sold a total of $24.8 billion in servicing versus the $21.2 billion of mortgage servicing rights originated. In 2003, the Company sold $29.5 billion and originated $45.5 billion in mortgage servicing rights.

     Other fees and charges

     Three months

During the three months ended September 30, 2004, the Company recorded $18.6 million in other fee income. In the comparable 2003 period, the Company recorded $13.3 million of other fee income. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed, the amount of earnings recorded in certain subsidiaries, and the collection of any miscellaneous fees. The major difference between the two periods is found in the deposit and loan fees collected, and the amount of brokered loan fee income received.

During the three months ended September 30, 2004 the Company collected $3.1 million in deposit fees versus $0.5 million collected in the comparable 2003 period. This increase is attributable to the automated check processing and overdraft protection program instituted in the fourth quarter of 2003.

Net loan fees collected during the three months ended September 30, 2004 totaled $3.8 million compared to $4.4 million collected during the comparable 2003 period. This decrease is the result of a decrease in mortgage loan originations offset by the production and subsequent sale of brokered loans to third party purchasers.

Non-Interest Income (continued)

     Other fees and charges (continued)

     Nine months

During the nine months ended September 30, 2004, the Company recorded $55.3 million in other fee income. In the comparable 2003 period, the Company recorded $39.5 million of other fee income. The collection and recording of these fees are dependent on the amount of deposit accounts, the number of certain types of loans closed, the amount of earnings recorded in certain subsidiaries, and the collection of any miscellaneous fees. The major difference between the two periods is found in the deposit fees collected, and the amount of brokered loan fee income received.

During the nine months ended September 30, 2004 the Company collected $9.3 million in deposit fees versus $1.3 million collected in the comparable 2003 period. This increase is attributable to the automated check processing and overdraft protection program instituted in the fourth quarter of 2003.

Net loan fees recorded totaled $13.8 million for both the nine months ended September 30, 2004 and 2003. This is a result of a decrease in mortgage loan originations offset by the production and subsequent sale of serviced released loans.

During the nine months ended September 30, 2004, the Company recorded $7.5 million in dividends received on FHLB stock, compared to the $5.8 million received during the nine months ended September 30, 2003. The increase was a result of the increased balance of FHLB stock owned. At September 30, 2004 the Company owned $232.4 million and at September 30, 2003 the Company owned $196.1 million.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		( in thousands )
Compensation and benefits	$37,148	$45,929	$115,891	$140,025
Commissions	25,333	41,410	77,391	119,182
Occupancy and equipment	16,499	16,876	51,756	50,284
Advertising	2,926	2,984	7,723	9,677
Federal insurance premium	264	251	776	1,425
General and administrative	12,687	22,632	45,478	59,586

Total	94,857	130,082	299,015	380,179
Less: capitalized loan costs	(35,348)	(64,119)	(113,790)	(191,156)

Total, net	$59,509	$65,963	$185,225	$189,023

Efficiency ratio	47.9%	31.6%	48.3%	34.9%

Non-Interest Expense (continued)

Three months

The following are the major changes affecting the quarterly income statement:

•	The retail banking operation conducted business from 10 more facilities at September 30, 2004 than at September 30, 2003.

•	The Company conducted business from 9 more retail loan origination offices at September 30, 2004 than at September 30, 2003.

•	The home lending operation originated $6.8 billion in residential mortgage loans during the 2004 quarter versus $16.0 billion in the comparable 2003 quarter.

•	The Company employed 2,407 salaried employees at September 30, 2004 versus 2,864 salaried employees at September 30, 2003.

•	The Company employed 143 full-time national account executives at September 30, 2004 versus 126 at September 30, 2003.

•	The Company employed 846 full-time retail loan originators at September 30, 2004 versus 949 at September 30, 2003.

•	The Company changed its policy on evaluating personnel salaries on the respective employees anniversary date and changed it to a calendar basis. The annual increases for salaried employees were received on January 1, 2004.

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $35.2 million to $94.9 million during the three months ended September 30, 2004, from $130.1 million for the comparable 2003 period. This large decrease in costs is for the most part explained above, but further explanation follows.

The decreased compensation and benefits expense of $8.8 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the new banking centers.

The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis, there was a $16.1 million decrease. This is the direct result of the decreased mortgage loan originations during the period. During the 2004 period commissions were 37.0 basis points of loan originations versus 25.0 basis points during the 2003 period.

General and administrative expenses decreased $9.9 million, or 43.8%, to $12.7 million during the three months ended September 30, 2004, from $22.6 million for the same period in 2003. This decrease is reflective of the decreased mortgage loan originations offset by the increased number of banking centers in operation during the period.

During the three months ended September 30, 2004, the Company capitalized direct loan origination costs of $35.3 million, a decrease of $28.8 million from $64.1 million for the comparable 2003 period. The 2004 deferral equates to a capitalization of $882 per loan versus $659 per loan in the 2003 period.

Non-Interest Expense (continued)

Nine months

During the nine months ended September 30, 2004, non-interest expense, excluding the capitalization of direct loan origination costs, decreased by $81.2 million, or 21.4%, to $299.0 million, from $380.2 million for the comparable 2003 period. The decreased costs are primarily attributable to the same items as mentioned above in the “three month” section, but further explanation follows.

The decreased compensation and benefits expense of $24.1 million, or 17.2%, is the direct result of the decreased personnel count utilized in the home lending operation, offset by the salary increases given to the remaining employees and the new staff that was required to support the additional banking centers.

The decreased commission expense of $41.8 million, or 35.1%, is the direct result of the 47.9% decrease in mortgage loan originations during the period. During the 2004 and 2003 periods, commissions were 30.0 and 24.0 basis points of loan originations, respectively.

The $1.5 million increase in occupancy and equipment costs is directly attributable to the 9.0% increase in operating facilities and the equipment required to accommodate the increased banking center staff.

General and administrative expenses decreased $14.1 million, or 23.7%, to $45.5 million during the three months ended September 30, 2004, from $59.6 million for the same period in 2003. This decrease is reflective of the decreased mortgage loan originations offset by the increased number of banking centers in operation during the period.

During the nine months ended September 30, 2004, the Company capitalized direct loan origination costs of $113.8 million, a decrease of $77.4 million, or 40.5%, from $191.2 million for the comparable 2003 period. The 2004 deferral equates to a capitalization of $782 per loan versus $649 per loan in the 2003 period.

Financial Condition

Assets

The Company’s assets totaled $12.8 billion at September 30, 2004, an increase of $2.2 billion, or 20.8%, as compared to $10.6 billion at December 31, 2003. This increase was primarily due to an increase in earning assets at September 30, 2004.

     Cash and cash equivalents

Cash and cash equivalents increased from $148.4 million at December 31, 2003 to $183.9 million at September 30, 2004.

     Mortgage-backed securities held to maturity

Mortgage-backed securities decreased from $30.7 million at December 31, 2003 to $22.8 million at September 30, 2004. The net decrease was attributed to payoffs received, which was offset slightly by a small purchase of $1.1 million in June 2004. The purchase was for CRA investment purposes. This portfolio also includes loans originated by the Company and securitized for credit enhancement reasons.

     Investment securities

The Company’s investment portfolio increased 11.3%, from $14.1 million at December 31, 2003 to $15.7 million at September 30, 2004. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and reinvestments made by non-bank subsidiaries.

     Loans available for sale

Mortgage loans available for sale decreased $0.6 billion, or 21.4%, to $2.2 billion at September 30, 2004, from $2.8 billion at December 31, 2003. This decrease is primarily attributable to the decrease in loan production originated during September 2004 versus December 2003. At September 30, 2004, the majority of these loans were originated within the two weeks prior to the end of the quarter. The majority of these loans will be sold or exchanged for mortgage-backed securities and sold in the secondary market within the next 45 days.

     Investment loan portfolio

The investment loan portfolio at September 30, 2004 increased $2.7 billion from December 31, 2003. The increase included a $2.4 billion increase in single-family mortgage loans, a $110.4 million increase in commercial real estate loans, a $185.6 million increase in consumer loans, which was offset by a $126.1 million decrease in warehouse loans.

	September 30,	December 31,	September 30,
	2004	2003	2003
Loans held for investment:
Single-family mortgage	$7,897,587	$5,478,200	$4,069,605
Second mortgage	158,229	141,010	151,696
Construction	67,985	58,323	51,493
Commercial real estate	658,805	548,392	508,340
Warehouse	220,690	346,780	334,256
Commercial	7,597	7,896	8,164
Consumer	445,342	259,651	226,768

Total	$9,456,235	$6,840,252	$5,350,322

     Allowance for losses

The allowance for losses totaled $41.0 million at September 30, 2004 and $36.0 million at December 31, 2003, respectively. The allowance for losses as a percentage of non-performing loans was 71.4% and 61.7% at September 30, 2004 and December 31, 2003, respectively. The Company’s non-performing loans totaled $57.4 million and $58.3 million at September 30, 2004 and December 31, 2003, respectively. The allowance for losses as a percentage of investment loans was 0.43% and 0.53% at September 30, 2004 and December 31, 2003, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the date listed. At September 30, 2004, 95.2% of all delinquent loans were loans where the Company had a first lien position on residential real estate.

	September 30,	December 31,	September 30,
Days Delinquent	2004	2003	2003
30	$34,084	$32,215	$33,868
60	16,645	14,920	15,065
90	57,361	58,334	53,884

Total	$108,090	$105,469	$102,817

Investment loans	$9,456,235	$6,840,252	$5,350,322

Delinquency %	1.14%	1.54%	1.92%

     Accrued interest receivable

Accrued interest receivable increased from $46.9 million at December 31, 2003 to $52.4 million at September 30, 2004 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.

     FHLB stock

Holdings of FHLB stock increased from $198.4 million at December 31, 2003 to $232.4 million at September 30, 2004. As a member of the FHLB, the Bank is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its home mortgage loans, or 5% of its outstanding FHLB advances, whichever is greater.

     Repossessed assets

Repossessed assets decreased from $36.8 million at December 31, 2003 to $36.6 million at September 30, 2004. This decrease was caused by a slight decrease in the amount of loans in a foreclosed status that are yet to be sold.

     Repurchased assets

When the Company sells loans in the secondary market, the Company must provide assurances to the market that the data relied upon in the sales process is accurate, the loans have been originated under proper guidelines, and there is was no fraudulent data delivered. From time to time, the Company must repurchase loans it had previously sold to the market because of these representations, even though the loans were sold on a non-recourse basis. The Company repurchased $54.8 million in non-performing assets from secondary market investors during the nine months ended September 30, 2004, and $30.1 million in all of 2003, respectively. These repurchases were primarily attributed to sales completed within the prior 60 month period.

Net repurchased assets increased $8.9 million, or 74.2%, to $20.9 million at September 30, 2004, from $12.0 million at December 31, 2003.

     Premises and Equipment

Premises and equipment increased from $161.1 million at December 31, 2003 to $166.5 million at September 30, 2004. This increase was primarily caused by the increase in ten banking centers offset by normal depreciation.

     Mortgage servicing rights

Mortgage servicing rights totaled $175.6 million at September 30, 2004, a decrease of $84.5 million from the $260.1 million reported at December 31, 2003. During the nine months ended September 30, 2004, the Company capitalized $233.7 million, amortized $60.6 million, and sold $257.6 million in mortgage servicing rights.

The principal balance of the loans serviced for others stands at $20.8 billion at September 30, 2004 versus $30.4 billion at December 31, 2003. The capitalized value of the mortgage servicing rights was 0.84% and 0.86% at September 30, 2004 and December 31, 2003, respectively.

     Activity of Mortgage Loans Serviced for Others (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Beginning balance	$26,667,308	$28,953,871	$30,395,079	$21,586,797
Loans sold	5,495,477	14,978,660	21,221,693	45,519,629

Subtotal	32,162,785	43,932,531	51,616,772	67,106,426
Servicing released sales	336,331	979,357	832,875	2,022,300
Servicing sold (flow basis)	3,558,921	5,726,996	9,215,153	17,029,742
Servicing sold (bulk basis)	5,925,805	4,556,799	14,730,655	10,413,723

Subtotal	9,821,057	11,263,152	24,778,683	29,465,765
Amortization	1,517,519	3,357,298	6,013,880	8,328,580

Ending balance	$20,824,209	$29,312,081	$20,824,209	$29,312,081

At September 30, 2004, the fair value of the MSR was approximately $290.5 million based on an internal valuation model, which utilized an average discounted cash flow equal to 10.864%, an average cost to service of $45.20 per conventional loan and $55.00 per government or adjustable rate loan, and a weighted constant prepayment assumption equal to 20.1%. The portfolio contained 165,265 loans, had a weighted rate of 6.11%, a weighted remaining term of 294 months, and had been seasoned 15 months.

     Other assets

Other assets increased $188.9 million, or 192.8%, to $286.9 million at September 30, 2004, from $98.0 million at December 31, 2003. The majority of this increase was attributable to the recording of receivables in conjunction with the sale of residential mortgage loan servicing rights completed during the nine months ended September 30, 2004. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is paid within 180 days after the sale date.

Liabilities

The Company’s total liabilities increased $2.2 billion, or 22.2%, to $12.1 billion at September 30, 2004, from $9.9 billion at December 31, 2003. The majority of this increase was found in the Company’s interest-bearing liabilities.

     Deposit accounts

Deposit accounts increased $1.8 billion to $7.5 billion at September 30, 2004, from $5.7 billion at December 31, 2003.

Demand deposit accounts decreased $43.1 million to $346.9 million at September 30, 2004, from $390.0 million at December 31, 2003.

Savings deposit accounts increased $600.4 million to $914.9 million at September 30, 2004, from $314.5 million at December 31, 2003.

Money market deposits decreased $356.3 million to $964.3 million at September 30, 2004, from $1.3 billion at December 31, 2003.

The municipal deposit channel now totals $1.6 billion. The account totals increased $0.7 billion during the nine months ended September 30, 2004. These deposits have been garnered from local government units within the Company’s retail market area.

Wholesale deposit accounts increased $0.6 billion to $1.8 billion at September 30, 2004, from $1.2 billion at December 31, 2003. These deposits have a weighted maturity of 25.0 months and are used for interest rate risk management.

Deposit Portfolio
(in thousands)

	September 30, 2004			December 31, 2003
	Balance	Rate	%	Balance	Rate	%
Demand deposits	$346,883	0.74%	4.6%	$390,008	0.70%	6.9%
Savings deposits	914,889	2.15	12.1	314,452	1.21	5.5
Money market deposits	964,262	1.97	12.8	1,320,635	1.73	23.3
Certificates of deposits	1,898,095	3.49	25.2	1,602,223	3.57	28.2

Total retail deposits	4,124,129	2.61	54.7	3,627,318	2.39	63.9
Municipal deposits	1,626,733	1.93	21.6	899,123	1.44	15.8
Wholesale deposits	1,791,719	2.96	23.7	1,153,726	3.09	20.3

Total deposits	$7,542,581	2.55%	100.0%	$5,680,167	2.38%	100.0%

     FHLB advances

FHLB advances increased $0.2 billion to $3.4 billion at September 30, 2004, from $3.2 billion at December 31, 2003. The Company has historically relied upon these advances as an additional funding source for the origination or purchase of loans, which later are sold into the secondary market. The Company has moved toward renewing all of its maturing advances into medium term debt, which provides a better strategic match of maturities for the Company’s held for investment portfolio. The Company has an approved line of credit with the FHLB of $5.0 billion, at September 30, 2004.

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

The preferred securities mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings were contributed to Flagstar Bank as additional paid-in capital and are included as regulatory capital.

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others increased $35.0 million to $510.3 million at September 30, 2004, from $475.3 million at December 31, 2003. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and increase during a time of high payoff or refinance volume. During the nine months ended September 30, 2004, the Company received $6.0 billion in scheduled payments and payoffs on serviced loans.

     Escrow accounts

Customer escrow accounts increased $134.3 million to $312.8 million at September 30, 2004, from $178.5 million at December 31, 2003. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year, before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued decreased $9.1 million to $18.4 million at September 30, 2004, from $27.5 million at December 31, 2003. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable increased $18.9 million to $92.5 million at September 30, 2004, from $73.6 million at December 31, 2003. This increase is attributable to the increase in the deferred tax liability created by temporary differences in the recognition of revenue from a financial statement basis versus a federal income tax basis offset by the estimated payments made during the year.

     Other liabilities

Other liabilities increased $4.1 million to $67.2 million at September 30, 2004, from $63.1 million at December 31, 2003. This increase was caused by changes in the timing of the payment of liabilities associated with the employee payroll and the Company’s mortgage production. Also included in other liabilities is the secondary market reserve. This reserve was established to absorb losses expected to be recognized upon the repurchase of non-performing loans that were sold to the secondary market in this period and prior periods.

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

The Company repurchased $30.1 million in non-performing assets from secondary market investors during all of 2003. At September 30, 2004, the Company had sold $155.7 billion in loans to the secondary market over the previous 60 months. During the nine months ended September 30, 2004 the Company charged off a net $14.1 million and increased the reserve $16.8 million. The Company recorded charge-offs of $7.5 million during 2003. Substantially all of these charge-offs were attributed to loans sold within the prior sixty-month period, repurchased from secondary market investors, foreclosed on and disposed of at a loss.

Based on its analysis of loan repurchase data, management believes that repurchases are expected to be 0.112% of all loan sales. It is expected that the Company will have the exposure for these repurchases for a period of 60 months from the date of sale. Periods of lower rates and higher refinance volume have shown less exposure to repurchase requirements than periods of higher rates and lower refinance volume. The Company’s experience has been a net loss of 17.0% on all foreclosed loans, including repurchases.

The Company has set-up a reserve for future repurchases of $13.0 million and $10.3 million at September 30, 2004 and December 31, 2003, respectively. Any increase in the secondary market reserve is charged as an offset to net loan sale gains.

Off-Balance Sheet Arrangements

     Variable interest entities

Management has determined that Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV (“the Trusts”) each qualify as variable interest entities under FIN 46, as revised. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. The Trusts are included in the Company’s consolidated balance sheet and statements of income as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46R Consolidation of Variable Interest Entities, the provisions of which were to be applied to certain variable interest entities by March 31, 2004.

The Company adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, the Company no longer consolidates the Trusts. FIN 46R precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of the Trusts’ residual returns. The deconsolidation resulted in the investment in the common stock of the Trusts being included in “other assets” as of September 30, 2004 and the corresponding increase in outstanding debt of $2.3 million. In addition, the income received on the Company’s common stock investment is included in “other interest income.” The adoption of FIN 46R did not have an impact on the Company’s financial position or results of operations.

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

Mortgage loans sold during the nine months ended September 30, 2004 totaled $21.2 billion, a decrease of $24.3 billion from the $45.5 billion sold during the same period in 2003. This decrease in mortgage loan sales was attributable to the $23.3 billion decrease in mortgage loan originations during the period. The Company sold 83.8% and 93.6% of its mortgage loan originations during the nine-month periods ended September 30, 2004 and 2003, respectively.

The Company typically uses FHLB advances to fund its daily operational liquidity needs and to assist in funding loan originations. The Company will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. The Company had $3.4 billion outstanding at September 30, 2004. Such advances are repaid with the proceeds from the sale of mortgage loans held for sale. The Company currently has an authorized line of credit equal to $5.0 billion, at September 30, 2004. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, the Company expects to replace FHLB advances.

At September 30, 2004, the Company had outstanding rate-lock commitments to lend $3.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $245.0 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2004, the Company had outstanding commitments to sell $3.2 billion of mortgage-backed securities. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.9 billion at September 30, 2004. Such commitments include $1.5 billion of unused warehouse lines of credit to various mortgage companies. The Company had advanced $220.7 million at September 30, 2004.

     Capital Resources

At September 30, 2004, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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

Additionally, the Company has invested $9.5 billion in an investment loan portfolio that has been funded by various interest-bearing liabilities. The Company has followed an investment plan and strategy that calls for the reinvestment of the deposits and other liabilities it has acquired on a duration-matched basis. The Company acquires these liabilities whenever possible while keeping within the constraints of its regulatory growth limitations. The Company monitors its duration and is constantly adjusting the composition of its acquired liability portfolio to maintain matched durations. To the extent there is a shift in the duration or repricing of certain assets and/or liabilities, the Company could incur losses from the mismatch in the rates earned or paid on the earning asset or paying liability portfolio.

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2003.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. A review and evaluation was performed by the Company’s principal executive and financial officers regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective.

(b) Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2004, there has not been any change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended September 30, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: November 9, 2004	/s/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Director, Treasurer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer relating to Form 10-Q for the period ended September 30, 2004.

Exhibit 32.2	Certification of Chief Financial Officer relating to Form 10-Q for the period ended September 30, 2004.