Form 10-K
period 2004-12-31
FLAGSTAR BANCORP INC
filed 2005-03-23
CIK 1033012

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒     No ☐
The registrant’s voting stock is traded on the New York Stock Exchange. The estimated aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price ($19.88 per share) at which the stock was sold on June 30, 2004, was approximately $607.7 million. For purposes of this calculation, the term “affiliate” refers to all executive officers and directors of the registrant and all members of the original stockholder group that collectively own approximately 50.0% of the registrant’s outstanding Common Stock.
As of March 1, 2005, 61,415,030 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
          1. Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

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
There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) a significant increase in competitive pressures among depository institutions in our primary market areas; (2) significant or sustained increases in the interest rate environment that could reduce our net interest margins; (3) sudden or sustained changes in significant factors of our loan portfolio, such as an increase in prepayment speeds, decline in loan origination and sale volumes, or increases in charge-offs or loan loss provisions; (4) changes in general economic conditions, either national or in the states in which the Company does business, that are less favorable than expected; (5) political developments, wars or other hostilities that disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions that adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational damage created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of any regulatory and legal investigations and proceedings that might arise.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I
ITEM 1. BUSINESS
GENERAL
Flagstar Bancorp (“Flagstar” or the “Company”) is a Michigan-based thrift holding company founded in 1993. Our stock is traded on the New York Stock Exchange under the symbol “FBC”. Our primary subsidiary is Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank.
We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our banking group and our home lending group. Each operation is linked to one another in many aspects of their respective businesses and in fact is reliant on the other for completion of their respective operation. The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). Our deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
Our banking group primarily collects deposits from the general public and local government agencies at 120 banking centers in southern Michigan and Indiana. We collect certificates of deposits utilizing investment-banking firms to distribute our deposit offerings to consumers through independent brokerage firms. We solicit business through our Internet branch found at www.flagstar.com. We also borrow funds from the Federal Home Loan Bank of Indianapolis and issue debt through secondary market sources. We invest these funds in a variety of consumer and commercial loan products offered to the general public. Our primary investment vehicle is single-family mortgage loans originated or acquired by our home lending group.
Our home lending group uses three channels to obtain single-family mortgage loans for resale to investors. We acquire single-family mortgage loans on a wholesale basis nationally. We originate single-family loans on a consumer direct basis from 112 home loan centers in 26 states and our national call center located in Troy, Michigan. We also originate mortgage loans from our 120 banking centers located in Michigan and Indiana. Our wholesale division is supported by 11 regional offices. In order to originate or acquire these mortgage loans, the home lending group utilizes funds provided by the banking group. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into a mortgage-backed security. Mortgage-backed securities are issued through the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the Government National Mortgage Association (“GNMA”). We sell primarily conforming originations on a servicing-retained basis. We also service a large portfolio of mortgage loans for others, $21.4 billion at December 31, 2004. The home lending group collects and holds in escrow, payments for principal and interest, hazard and mortgage insurance, and various property taxes. The home lending group then distributes these funds to the appropriate third party on a contractual basis. We later sell the majority of these mortgage servicing rights in separate secondary market transactions.
Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000.

ITEM 1. BUSINESS (continued)
CORPORATE STRATEGIES AND OBJECTIVES
Historical Perspective
We began our corporate existence as a savings bank in 1987 with a $3.0 million balance sheet and one banking center. Before our registration as a savings bank, we operated as a mid-sized regional mortgage banking company. Our growth since 1987 has been extremely rapid. In 1994, we acquired Security Savings Bank of Jackson, Michigan. Since that acquisition, we have been focused on growing our banking operation. The revenue stream created by a banking operation was sought to counter the cyclical operating results of our home lending operation.
Although our core operations are categorized as two distinct operations, they are complementary business lines. The home lending operation originates assets for our banking operation and our banking operation provides funding for our home lending operation. The loans originated in our local market areas provide cross-selling opportunities for our banking products.
At December 31, 2004 our total assets were $13.1 billion and we operated 120 banking centers. Over the past five years, we have grown our total assets an average of 25.1% per year, our deposits an average of 27.5% per year, and the number of our home lending and banking centers an average of 27.3% per year. Our goal over the next five years is to double the number of our banking and home lending centers and to continue to increase market share within the markets we serve. We will also strategically open home lending centers in metropolitan retail markets we do not currently serve.
Toward this goal, during 2005, we expect to expand our banking center network by up to 18 new banking centers and we project the number of home loan centers will expand by 25. This expansion will allow us to continue to grow our deposit base and our consumer direct loan originations. During 2005, we also anticipate growing our asset base approximately 26.0%.
Also during 2005, we will enter our third state for deposit banking. We have chosen a de novo strategy to open a total of 14 branches over the next two years in the Atlanta, Georgia market area.
Business Objective
Our business objective has always been to generate stockholder value by providing high returns on equity and assets, while aggressively growing the Company’s asset base and facility locations. Over the past five years, we have delivered a return on average equity greater than 31% and a return on average assets greater than 1%.
Since our initial public offering in 1997, we have not issued any new common equity. We have successfully completed six debt capital offerings. We have also completed three stock splits issued in the form of stock dividends and have increased the cash dividend on our common stock eight times.
During 2004, we completed the placement of a $25.8 million private debt offering. The proceeds from this offering will be used to continue to leverage our consolidated assets.

ITEM 1. BUSINESS (continued)
Business Strategy
BANKING OPERATIONS
Through our banking group, we offer a comprehensive line of consumer and commercial financial products and services to individuals and small and middle market businesses. We provide service to approximately 225,000 households through our 120 banking centers (both free-standing and in-store) and 176 automated teller machines located in Michigan and Indiana. We also offer our customers the convenience of 24-hour telephone and Internet banking services. Our banking centers are open in most locations from 7:30 a.m. to 7:30 p.m., Monday through Friday, with 8:30 a.m. to 4:00 p.m. hours on Saturday. Our in-store banking centers are also open Sunday from 8:30 a.m. to 4:00 p.m.
Our strategy is to expand our base of consumer and commercial relationships by combining a high level of customer service with our broad-based product line. We will continue to open de novo banking centers in areas that meet our demographic model. As has been the approach on all of our other banking center openings, we will lead with price. Upon community acceptance of the location and the Flagstar brand, we will then promote to establish checking and savings accounts. These are introductory rates offered on a short-term basis as part of each grand opening and are intended to provide the newly opened facility with a marketing tool that could facilitate immediate community acceptance.
Our banking group offers various consumer and commercial deposit products, as well as a variety of value-added, fee-based banking services. Our deposit product offerings include various checking, savings, and time deposit accounts. Fee-based services include, but are not limited to:

•	payment choices, including debit card, pay-by-phone, online banking, money orders, bank checks, and traveler’s checks,

•	a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service, and

•	safety deposit box rentals.
One of our primary accomplishments in 2004 was the opening of 22 new banking centers. Our focus on expansion will remain unchanged in 2005, with up to 18 banking centers expected to open. The majority of these new openings will be freestanding banking centers located in metropolitan Detroit, Atlanta, and Indianapolis.
Banking Center Overview. At December 31, 2004, we had 120 banking centers in operation, with 96 located in Michigan and 24 located in Indiana. Of these centers:

•	55 banking centers are free-standing office buildings,

•	40 banking centers operate under our in-store program, and

•	25 centers are in facilities where the banking center is a tenant among other retail service providers.

ITEM 1. BUSINESS (continued)
Growth of the Banking Center Network. We continue to increase the number of our banking centers as part of our overall strategic growth plan. Of our 120 banking centers:

•	22 were opened in 2004, including seven in December alone; and

•	50 were opened in the past three years, including 12 of the Indiana banking centers.
In 2005, we expect to continue to focus on the expansion of our banking center network. For 2005 we expect to open up to an additional 18 banking centers. Of those, six are expected to open in Atlanta, Georgia with the balance expected to be located in metropolitan Detroit and Indianapolis. The majority of these new openings will be freestanding banking centers.
Deposit Strength of Banking Centers. In 2004, the average size of a banking center’s deposit portfolio was $33.6 million. Of the 120 banking centers in operation during 2004, 24 had deposits of less than $10.0 million. The deposit strength of the various banking centers varies, with low deposit portfolios usually found in our newer branches and our in-store branches.
The average size of the deposit portfolio at branches opened during the following years is as follows:

•	2001 – $25.6 million

•	2002 – $22.6 million

•	2003 – $19.4 million

•	2004 – $7.9 million
In-Store Banking Centers. Each of our in-store banking centers offer the same products and services to our customers as are available at our free-standing banking centers without any significant difference in operating costs. By relying upon in-store banking centers to expand our banking center network, we avoid the significant building costs of free-standing banking centers while obtaining marketing exposure in a high customer traffic area. The customers using our in-store banking centers are substantially the same as the customers using our freestanding banking centers.
Our 40 in-store facilities include 34 banking centers located within a Wal-Mart retail store. In June 2000, the Company entered into an agreement with Wal-Mart that permits us to provide banking services within new or refurbished Wal-Mart retail locations in Michigan and Indiana. The in-store banking centers welcome customers with an open, free-flowing retail environment. The customer can interact with roaming customer service representatives or become engaged by high-tech, self-help, touch screens in the cashless e-banking center.
Fifteen of the in-store banking centers are located in Indiana and 25 are located in Michigan. At this time, the Company expects to open one more in-store facility in the Grand Rapids, Michigan market area. This location is expected to open in early 2005.
Eight of the 24 banking centers in Indiana were opened under the Wal-Mart in-store program during the past four years. The in-store banking centers had an average deposit portfolio of $17.4 million compared with the non-in-store banking centers that had average deposits of $41.7 million. Banking centers opened under the in-store program opened in 2001, 2002, 2003 and 2004 had average balances of $19.9 million, $12.7 million, $11.5 million and $5.7 million, respectively.

ITEM 1. BUSINESS (continued)
Deposit levels also depend on the location of the banking center. The Indiana in-store banking centers had an average deposit portfolio of $19.4 million, while the Michigan in-store banking centers had an average deposit portfolio of $16.2 million. In Michigan, the Detroit metropolitan area in-store banking centers had an average deposit portfolio of $20.1 million
          Lending within the Banking Operation
One of the banking group’s primary business objectives is to expand its lending activities, as it generally offers higher returns than the lending activities of our home lending group. The size of our loan portfolio has grown significantly in recent years, partly due to the concentration placed on this objective by the Company.
The following consumer loan products are available through our banking centers:

•	second mortgage loans, both for purposes unrelated to the property securing the loan and for renovation or remodeling;

•	loans for automobiles, marine and recreational vehicles;

•	student loans;

•	loans secured by deposit accounts; and

•	secured and unsecured loans made under our personal line of credit or term loan programs.
At December 31, 2004, Flagstar’s consumer loan portfolio contained $196.5 million of second mortgage loans, $601.6 million of equity line loans, and $26.0 million of various other consumer loans such as personal lines of credit, and automobile loans. Consumer loans, including second mortgage loans, comprise 7.8% of the Company’s investment loan portfolio at December 31, 2004. Flagstar’s underwriting standards for a consumer loan include an analysis of the applicant’s payment history on other indebtedness and an assessment of the applicant’s ability to meet existing obligations as well as payments on the proposed loan. During 2004, the Company originated a total of $693.5 million in consumer loans versus the $392.2 million originated in 2003.
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
At December 31, 2004, our commercial real estate loan portfolio totaled $751.7 million, or 7.1% of our investment loan portfolio. At December 31, 2004, our non-real estate commercial loan portfolio was $8.4 million, or 0.1% of our investment loan portfolio. During 2004, we originated $368.1 million commercial loans versus $239.5 million in 2003. At December 31, 2003, our commercial real estate portfolio totaled $548.4 million and our non-real estate commercial loan portfolio totaled $7.9 million.
We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan that is often acquired by the Company. Each extension or drawdown on the line is collateralized by a mortgage loan. These lines of credit are personally guaranteed by a qualified principal officer of the borrower. It is not a requirement that the loan collateralizing the borrowing be sold to Flagstar or that the borrower have a correspondent relationship with the Company.
The aggregate amount of warehouse lines of credit granted to other mortgage lenders during 2004 was $1.5 billion of which $249.3 million was outstanding at December 31, 2004. At December 31, 2003 $2.0 billion in lines had been granted, of which $346.8 million was outstanding.
Among the warehouse lines of credit we extended were a series of warehouse loans totaling $22.4 million we made to two related borrowers in March 2004 that were subsequently determined to be fraudulently obtained. Upon discovery of the fraud, we seized cash and real property with an estimated value of $13.4 million. The cash and real property are subject of competing claims from another mortgage company that was also defrauded and from the United States Government through a forfeiture action. In addition to any loss mitigation efforts, we have filed a claim pursuant to our fidelity bond. Management believes that the fidelity bond should cover any loss incurred. There can be no assurance that our efforts to recover that remaining balance will be successful, or that we will not suffer any further loss from these loans. Management believes that any losses that might be sustained would not be material to the operations of the Company.
HOME LENDING OPERATIONS
Our home lending group conducts its operations from our 120 banking centers and 112 home loan centers located in 26 states. Our largest concentration of offices is in southern Michigan, where we have 96 banking centers and 55 home loan centers. We also maintain 11 wholesale support offices that assist correspondent mortgage lenders nationwide. During 2004, we were again one of the country’s top 20 largest mortgage loan originators.
The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. We originated or acquired $34.0 billion, $56.4 billion, and $43.2 billion of mortgage loans during the years ended December 31, 2004, 2003, and 2002, respectively. These loans are either for the purchase of a home or the refinance of an existing mortgage debt. The Company has continued to expand its operations each year

ITEM 1. BUSINESS (continued)
and is evident when one views the level of purchased money mortgage originations made in each successive year.
The following table shows for each successive year the amount (in thousands) and percentage of both refinance and purchase money mortgages originated:

		Purpose
	Total
Year	Originated	Purchase	%	Refinance	%

2004	$33,990,965	$13,237,374	38.9	$20,753,591	61.1
2003	56,378,151	7,272,308	12.9	49,105,843	87.1
2002	43,192,313	8,034,177	18.6	35,158,136	81.4
2001	32,996,998	7,130,161	21.6	25,866,837	78.4
2000	9,865,152	6,098,252	61.8	3,766,900	38.2
1999	14,550,258	6,178,246	42.5	8,372,012	57.5
1998	18,852,884	5,442,767	28.9	13,410,117	71.1
1997	7,873,099	4,079,583	51.8	3,793,516	48.2
Each loan originated or acquired is for the purpose of acquiring or refinancing a one-to-four family residence and is secured by a first mortgage on the property. We offer traditional fixed-rate and adjustable-rate mortgage loans with terms ranging from one year to thirty years. The majority of our products conform to the respective underwriting guidelines established by FNMA, FHLMC, and GNMA (“the Agencies”).
As a part of our overall mortgage banking strategy, we securitize the majority of our mortgage loans through the Agencies. We generally securitize our longer-term, fixed-rate loans while we invest in the shorter duration and adjustable rate product we originate. Securitization is the process by which mortgage loans we own are exchanged for mortgage-backed securities that are guaranteed by the Agencies. These mortgage-backed securities are then sold to a secondary market investor. The servicing related to the sold loans is generally retained and later may be sold to other secondary market investors. We, for the most part, do not sell the servicing rights to loans originated within our banking markets.
We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with the representations and warranties made by us, we may repurchase the loans or else indemnify the purchaser for any related losses. In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve, which had a balance of $19.0 million and $10.3 million at December 31, 2004 and 2003, respectively.
All mortgage loans are reviewed by an underwriter at our national headquarters or at one of our wholesale lending centers. We also contract underwriters employed by mortgage insurance companies to underwrite loans. Additionally, certain correspondents have delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter is warranted by the individual underwriter’s employer, whether it is a mortgage company or a mortgage insurance company.

ITEM 1. BUSINESS (continued)
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
          PRODUCTION CHANNELS
We utilize three production channels to originate or acquire mortgage loans. Each production channel produces a similar loan product and each loan acquired is underwritten by us or a contracted representative using the same underwriting standards.
     Wholesale
In a wholesale purchase transaction, we supply the funding for the transaction at the closing table. This is also known as “table funding.” The mortgage broker completes all of the up-front paperwork and receives an origination fee from the mortgagor and a servicing release premium from us. These brokers are serviced by our wholesale account executives. We have relationships with over 9,000 individual brokerage companies located in all 50 states. During 2004, we closed $19.7 billion utilizing this origination channel, which equaled 57.9% of total originations versus $32.0 billion originated in 2003 and $24.9 billion originated in 2002. During 2004, 59.1% of loan originations in this category were for the refinance of an existing mortgage loan.
     Correspondent
In a correspondent purchase transaction, we acquire the loan after the mortgage company has funded the transaction. The mortgage company completes the entire origination process and we pay a “servicing release” premium plus a market price for the loan. A “servicing release” premium reflects the value of the right we also obtain to service the loan. Our correspondent relationships are also serviced by our wholesale account executives. We have relationships with over 1,700 individual mortgage origination companies located in all 50 states. During 2004, we closed $10.4 billion utilizing this origination channel, which equaled 30.6% of total originations versus the $18.3 billion originated in 2003 and $14.2 billion originated in 2002. During 2004, 63.9% of loan originations in this category were for the refinance of an existing mortgage loan.
     Consumer Direct
In a consumer direct transaction, we originate the loan through one of our loan officers located in one of our banking centers or home loan centers. We complete the entire origination process and fund the transaction. This origination channel is the fastest growing portion of our home lending operation.
Our consumer direct lending is conducted from our 120 banking centers and 112 home loan centers located in 26 states. Our largest concentration of offices is in southern Michigan, where we have 96 banking centers and 55 home loan centers. During 2004, we opened 26 new offices within our consumer direct division. We treat every loan office as a separate cost center and continually evaluate its profitability. In this process, 28 loan offices were closed during 2004 because of a shortfall in profitability. These offices function much

ITEM 1. BUSINESS (continued)
like our wholesale channel. Originated loans are processed similar to a third party transaction using market pricing and direct costs. To evaluate profitability, the office is allocated all costs related to the individual office but in turn is allocated all fees collected in the origination process. We centralized accounting, legal, data processing, underwriting, and payroll services on an allocated cost basis. The office must deliver its originated loans to us, except that the office staff is allowed to broker away a small portion of its originations when we do not provide the loan program needed to complete the transaction. During 2004, less than 2.5% of consumer direct originations resulted in non-Flagstar loan products. The loan office manager is paid on a per loan basis as is every loan officer but is also allowed to share in a profitability bonus based on the overall operation of the individual office.
During 2004, we closed $3.9 billion utilizing this origination channel, which equaled 11.5% of total originations versus the $6.1 billion originated in 2003 and $4.1 billion originated in 2002. During 2004, 52.4% of loan originations in this category were for the refinance of an existing mortgage loan.
HOME LENDING AND THE INTERNET
We have always been a strong advocate of the Internet and its use within the mortgage origination process. During 2004, our wholesale customers and correspondents were able to register loans, lock the interest rates on loans, and check their in-process inventory, production statistics, and underwriting status through the Internet. During 2004, approximately 90% of all mortgage loans closed utilized the Internet in the completion of the mortgage origination or acquisition process. Our loan officers and brokers utilized the Internet as a communication tool and our correspondents utilized the Internet as a delivery system. During 2005, we will continue to utilize our research and development to streamline the mortgage origination process and bring service and convenience to our correspondent partners and customers.
CONSTRUCTION LENDING
We also engage in construction lending involving loans to individuals for construction of one-to-four family residential housing. These properties are located throughout the United States with a large concentration in our southern Michigan market area. These construction loans usually convert to permanent financing upon completion of construction. At December 31, 2004, our portfolio of loans held for investment included $67.6 million of loans secured by properties under construction, or 0.6% of total loans held for investment. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of up to nine months; the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2004, the Company originated a total of $112.3 million in construction loans versus the $99.8 million originated in 2003 and $73.8 million originated in 2002.
Asset Quality
It is the intent of management to maintain an asset portfolio that contains high quality short-duration loans. The Company has consistently focused on following a conservative posture with respect to credit risk which

ITEM 1. BUSINESS (continued)
is reflected in our asset quality. At December 31, 2004, approximately 93.0% of the Company’s earning assets consisted of loans collateralized by single-family mortgage loans. Mortgage loans are acquired or originated by the home lending group and underwritten on a loan-by-loan basis.
The credit quality of the Company’s commercial loan, non-single family mortgage-related consumer loan, and commercial real estate loan portfolio, which in the aggregate comprises only 6.5% of earning assets at December 31, 2004, remains good. During the past three years, the Company has emphasized commercial real estate lending in its retail market area and second mortgage lending as an add-on to the Company’s national mortgage lending platform. Management plans to continue to increase the size of these loan portfolios. Management expects to achieve this growth with adherence to sound underwriting and credit standards.
Each loan is underwritten by a Flagstar underwriter or an underwriter contracted by the Company. Any loan not underwritten by a Flagstar employee is warranted by the individual underwriter’s employer whether it is a mortgage company or a mortgage insurance company.
Our underwriting guidelines employ a system of internal controls designed to maintain the quality of the loan portfolio.
We also verify the reasonableness of the appraised value of each loan by utilizing an automated valuation model (AVM). To further protect us from loss, we generally require that any loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property. In the case of a purchase money mortgage, the lower of the appraised value of the property or the purchase price of the property securing the loan is used to determine the loan-to-value ratio. We require a lower loan-to-value ratio, and thus a higher down payment, for non-owner-occupied loans. In addition, all home mortgage loans originated are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.
We have implemented comprehensive internal asset review procedures to provide for early detection of problem assets. Our asset classification committee reviews the adequacy of our allowances for losses quarterly and bases their assessment on, among other things, historical loss experience and current economic conditions. Although this system will not eliminate future losses due to unanticipated declines in the real estate market or economic downturns, it should provide for timely identification of the loans that could cause a potential loss. Refer to the schedules included hereafter (Pages 14 through 20), which set forth certain information about our non-performing assets. At December 31, 2004, we had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

ITEM 1. BUSINESS (continued)
Non-Performing Assets

	At December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Non-accrual loans	$56,885	$58,334	$68,032	$82,266	$58,269
Less allowance for loan losses	(37,627)	(36,017)	(37,764)	(27,769)	(14,357)

Total non-accrual loans, net	19,258	22,317	30,268	54,497	43,912
Repurchased and non-performing assets, net	35,013	11,956	10,404	4,156	4,107
Real estate and other repossessed assets, net	37,823	36,778	45,094	38,868	22,258

Total non-performing assets, net	$92,094	$71,051	$85,766	$97,521	$70,277

Ratio of non-performing assets to total assets	0.99%	1.01%	1.51%	1.89%	1.47%
Ratio of non-performing loans to investment loans	0.54%	0.85%	1.71%	2.60%	1.53%
Ratio of allowance to non-performing loans	66.15%	61.74%	55.51%	33.76%	24.64%
Ratio of allowance to investment loans	0.36%	0.53%	0.95%	0.88%	0.38%
Ratio of net charge-offs to average investment loans	0.17%	0.35%	0.50%	0.40%	0.20%
DELINQUENT LOANS
Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time.
We cease the accrual of interest on loans that are more than 90 days delinquent. Such interest is recognized as income only when it is actually collected. At December 31, 2004, we had $104.1 million in loans that were determined to be delinquent and $56.9 million which were determined to be non-performing and for which interest accruals had ceased. Of this $56.9 million, $53.6 million, or 94.2%, pertained to single-family mortgage loans. The following table displays delinquent loans as of December 31, (in thousands):

Days Delinquent	2004	2003	2002

30	$33,918	$32,215	$51,096
60	13,247	14,920	14,816
90	56,885	58,334	68,032

Total	$104,050	$105,469	$133,944

ITEM 1. BUSINESS (continued)
Non-Accrual Loans at December 31, 2004

	Investment		As a % of
	Loan	Non-performing	Loan	As a % of
	Portfolio	Loans	Portfolio	Non-performing

	(In thousands)
One- to four-family	$8,657,293	$50,366	0.58%	88.5%
Second mortgages	196,518	874	0.44	1.5
Commercial real estate	751,730	3,044	0.40	5.4
Construction	67,640	1,695	2.51	3.0
Warehouse lending	249,291	—	—	—
Consumer	627,576	906	0.14	1.6
Non-real estate commercial	8,415	—	—	—

Total loans	10,558,463	56,885	0.54%	100.0%
Less allowance for loan losses	(37,627)	(37,627)

Total investment loans (net of allowance)	$10,520,836	$19,258

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses represents management’s estimate of losses inherent in the Company’s loan portfolios as of the date of the financial statement. The estimation of the allowance is based on a variety of factors, including past loan loss experience, the estimated value of underlying collateral, and general economic conditions. The Company’s methodology for assessing the adequacy of the allowance includes a formula based allowance, a specific allowance (which includes the allowance for loans deemed to be impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan) and the allocated allowance. The formula allowance is a calculation based on historical losses in the specific loan category. The specific allowance represents the portion of the allowance that is allocated to specific loans because of known deficiencies in the individual loans. The allocated portion of the allowance for loan losses is a judgment made by management based on inherent losses in segments of the loan portfolio that do not have a significant amount history.
As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses.
The allowance considers losses that are inherent in the different segments of the loan portfolio, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender’s knowledge of those events. Examples of such loss-causing events for home loans and consumer loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.

ITEM 1. BUSINESS (continued)
The formula based portion of the allowance is calculated by applying loss factors against all loans in what are considered homogeneous portfolios (such as single-family home loans and home equity lines of credit). Additionally, management has sub-divided the homogeneous portfolios into categories that have exhibited a greater loss exposure (such as sub-prime loans or loans that are not salable on the secondary market because of collateral or documentation issues). Loss factors are based on an analysis of the historical loss experience of each loan category, as well as specific risk factors impacting the loan portfolios.
For non-homogeneous loans such as commercial real estate, loss factors are assigned based on risk ratings that are ascribed to the individual loans. All loans that are determined to be substandard because of a high-risk rating are treated as an impaired loan and given an individual evaluation based on collectability. This analysis determines the amount of impairment based on a discounted cash flow analysis, using the loan’s effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, is used in place of the discounted cash flows. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets that would be acquired from a defaulted commercial loan.
Loans that are determined to be impaired, delinquent, or substandard are excluded from the formula allowance analysis so as not to double-count the loss exposure.
In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.
The allocated component reflects our judgmental assessment of the impact that various factors have on the overall measurement of credit losses. These factors include, but are not limited to, the general economic and business conditions affecting our portfolio, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables that have little to no historical data, and the results of regulatory examinations and findings from the Company’s internal credit review function.
Also refer to Note 4 to the Consolidated Financial Statements — “Summary of Significant Accounting Policies” for further discussion of the Allowance for Loan Losses.

ITEM 1. BUSINESS (continued)
ALLOWANCE FOR LOAN LOSSES
December 31, 2004

	Investment	Percent	Allocated	Percentage
	Loan	of	Reserve	to Total
	Portfolio	Portfolio	Amount	Reserve

	(Dollars in thousands)
Performing 1-4 family mortgage loans	$8,463,994	80.0%	$7,142	19.0%
Sub-prime 1-4 family mortgage loans	142,823	1.4%	121	0.3%
Substandard 1-4 family mortgage loans	50,476	0.5%	10,041	26.7%
Commercial real estate	748,686	7.1%	2,216	5.9%
Construction	65,945	0.6%	3,320	8.8%
Warehouse lending	249,291	2.4%	5,167	13.8%
Consumer	626,670	5.9%	4,892	13.0%
Second mortgages	195,644	1.9%	3,284	8.7%
Commercial	8,415	0.1%	1,063	2.8%
Other non-accrual loans	6,519	0.1%	381	1.0%

Total	$10,558,463	100.0%	$37,627	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2004		2003		2002		2001		2000

	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans	Allocated	Loans
	Reserve	To Total	Reserve	To Total	Reserve	To Total	Reserve	To Total	Reserve	To Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)
Mortgage loans	$17,304	82.0%	$20,347	80.1%	$26,008	64.7%	$24,291	69.3%	$10,656	85.3%
Second mortgages	3,318	1.9%	2,129	2.1%	3,502	5.4%	236	7.4%	190	4.4%
Commercial real estate	2,319	7.1%	6,468	8.0%	2,425	11.2%	975	9.9%	257	5.1%
Construction	3,538	0.6%	2,380	0.8%	2,852	1.4%	153	1.7%	278	1.6%
Warehouse lending	5,167	2.4%	273	5.1%	385	14.0%	439	9.4%	959	1.8%
Consumer	4,918	5.9%	3,705	3.8%	2,550	3.1%	1,603	2.0%	1,966	1.6%
Commercial	1,063	0.1%	715	0.1%	42	0.2%	72	0.3%	51	0.2%

Total	$37,627	100.0%	$36,017	100.0%	$37,764	100.0%	$27,769	100.0%	$14,357	100.0%

ITEM 1. BUSINESS (continued)
ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES

	2004	2003	2002	2001	2000

	(In thousands)
Beginning balance	$36,017	$37,764	$27,769	$14,357	$15,216
Provision for losses	16,077	20,081	27,126	25,572	5,803
Charge-offs
Mortgage loans	(14,629)	(20,455)	(14,263)	(9,099)	(6,092)
Consumer loans	(1,150)	(884)	(1,195)	(660)	(355)
Commercial loans	(290)	(1,250)	(1,083)	(2,521)	(1)
Construction loans	(2)	(313)	(5)	(20)	(2)
Other	(717)	(298)	(1,078)	(429)	(320)

Total	(16,788)	(23,200)	(17,624)	(12,729)	(6,770)
Recoveries
Mortgage loans	1,081	641	5	221	29
Consumer loans	242	412	78	166	71
Commercial loans	998	114	410	182	—
Other	—	205	—	—	8

Total	2,321	1,372	493	569	108

Ending balance	$37,627	$36,017	$37,764	$27,769	$14,357

Net charge-off ratio	0.17%	0.35%	0.50%	0.40%	0.20%
REPOSSESSED ASSETS
Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. Our Foreclosure Committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker or sell it at auction. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2004, we had $37.8 million of repossessed assets. Historically, we have taken an average loss of 18.8% on all delinquent loans that we have been forced to complete foreclosure proceedings and later sell to a third party.
The following schedule provides the activity for repossessed assets in the year stated:
NET REPOSSESSED ASSET ACTIVITY

	2004	2003	2002	2001	2000

	(In thousands)
Beginning balance	$36,778	$45,094	$38,868	$22,258	$21,364
Additions	42,668	38,991	45,488	41,370	23,679
Sales, net	(41,623)	(47,307)	(39,262)	(24,760)	(22,785)

Ending balance	$37,823	$36,778	$45,094	$38,868	$22,258

ITEM 1. BUSINESS (continued)
REPURCHASED ASSETS
We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with the representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses. In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve, which had a balance of $19.0 million and $10.3 million at December 31, 2004 and 2003, respectively.
Based upon our experience, deficiencies in representations and warranties that require repurchase of a loan are usually raised within the first 60 months following the sale of a loan. We expect that repurchases will comprise approximately 12 basis points (0.12%) of the loan sales completed during the 60-month period prior to December 31, 2004. At December 31, 2004, we had sold $160.2 billion in loans to the secondary market over the previous 60 months. This volume of loan sales is $16.1 billion, or 11.2%, larger than the $144.1 billion we sold in the 60 months preceding December 31, 2003. At December 31, 2002, we had sold $110.0 billion in loans over the preceding 60 months. By comparison, we repurchased $90.7 million, $46.3 million and $34.3 million in mortgage loans from secondary market investors during 2004, 2003 and 2002, respectively, which includes $68.7 million, $42.4 million, and $25.8 million of non-performing repurchases during 2004, 2003 and 2002, respectively.
The loans noted above that were repurchased during 2004, 2003 and 2002 subsequently resulted in charge-offs of $15.3 million, $13.0 million, and $8.7 million, respectively, as a result of post-repurchase foreclosures. These loans were generally non-performing at the time of repurchase. Our experience shows that we generally record a loss of 25.0% on all non-performing loans repurchased.
We believe that continued appreciation in home values could significantly mitigate our exposure to loss. However, our experience also indicates that our exposure increases during periods of higher rates and less refinance volume, as is presently the case. Further, loans made to borrowers with credit scores below 660, also referred to in the mortgage industry as “subprime loans,” have shown a repurchase exposure twice as high as loans underwritten for borrowers with higher credit scores.
At December 31, 2004 and 2003, the Company had $17.1 million and $12.0 million, respectively, of net repurchased assets awaiting foreclosure.

ITEM 1. BUSINESS (continued)
The following schedule provides the amount of non-performing loans repurchased attributable to the year of origination:
REPURCHASED ASSETS

		Total
		non-performing
		repurchased	% of
Year	Total Loan Sales	loans	Sales

	(In thousands)
2000	$7,982,200	$34,634	0.43%
2001	30,897,271	51,400	0.17
2002	40,495,894	20,036	0.05
2003	51,922,757	6,745	0.01
2004	28,937,576	900	0.00

Totals	$160,235,698	$113,715	0.07%

SECONDARY MARKET RESERVE
To account for the different type of risk exposure posed by loan repurchases as compared to loans that we acquire or purchase for our own investment loan portfolio, we have established a separate reserve for losses from repurchased loans. In the fourth quarter of 2003, we reclassified $10.3 million from our allowance for loan losses to a newly established secondary market reserve. Our secondary market reserve was $19.0 million at December 31, 2004 and $10.3 million at December 31, 2003. We charge any increase in the secondary market reserve as an offset to net loan sale gains.
Our experience has shown that these repurchased assets may present risks that differ from those loans that we retain in our own investment loan portfolio. For instance, repurchased loans, while initially underwritten by us, may have developed adverse characteristics while in the possession of the initial purchaser that are more difficult to resolve than if we had retained control of the loan since its inception. Also, these loans are often non-performing when repurchased by us or may not be salable on the secondary market because of collateral or documentation issues, and therefore have a greater loss exposure than loans in our investment loan portfolio.
Our secondary market reserve is recorded at a level based upon management’s analysis of the potential for repurchase of loans sold during the prior 60-month period. Our experience indicates that deficiencies in representations and warranties that require repurchase of a loan are usually raised within the first 60 months following the sale of the loan. There is no assurance that we will not, in any particular period, sustain losses from repurchased loans that exceed the reserve, or that subsequent evaluation, in light of the factors then-prevailing, will not require increases to the reserve.
For the 60-month periods ending December 31, 2004 and 2003, the amount of loans we sold into the secondary market was $160.2 billion and $144.1 billion, respectively.

ITEM 1. BUSINESS (continued)
LIQUIDITY
Sources of Funds
We had deposits of $7.4 billion at December 31, 2004. These deposits represent the principal funding source for our lending and investing activities. We also derive funds from operations, loan principal payments, loan sales, advances from the FHLB, money held in escrow, and the capital markets.
DEPOSIT ACTIVITIES
We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, and savings accounts and money market accounts. We primarily rely upon our network of banking centers, their strategic location, the quality and efficiency of our customer service, and our pricing policies to attract deposits.
A significant amount of our deposit liabilities are higher-priced jumbo accounts. These account holders are more sensitive to the interest rate paid on their account than most depositors. There is no guarantee that in a changing rate environment, the Company will be able to retain all of these depositors’ accounts.
We call on local municipal agencies as another source for deposit funding. While a valuable source of liquidity, municipal deposits are usually extremely rate sensitive and therefore prone to withdrawal if higher interest rates are offered elsewhere. Unlike other financial institutions, we have discouraged our individual branch managers from calling on the local municipal government units but instead centralized this calling program in our Troy headquarters for accounting and pricing purposes. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing rate environment, we will be able to retain all of funds in these accounts.
Our national accounts division garners funds through nationwide advertising of deposit rates and the use of investment banking firms. Typically, we do not accept funds from brokers, but instead solicit certificates of deposit through regional investment firms. These deposit accounts are typically for larger amounts and for terms longer than we have been able to garner in our retail market. They are also usually priced below our consumer direct rates because of the absence of any potential for a long-term customer relationship. Whereas, our retail rates are most often designed to attract new depositors to our banking centers. Without any face-to-face relationship, these certificates are usually more interest rate sensitive and harder to retain.
The following table sets forth information relating to the Company’s total deposit flows for each of the years indicated:

	For the years Ended December 31,
	2004	2003	2002	2001	2000

	(In thousands)
Beginning deposits	$5,680,167	$4,373,889	$3,608,103	$3,407,965	$2,260,963
Interest credited	167,765	138,625	126,977	191,595	179,488
Net deposit increase	1,531,723	1,167,653	638,809	8,543	967,514

Total deposits at the end of the year	$7,379,655	$5,680,167	$4,373,889	$3,608,103	$3,407,965

BORROWINGS. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our

ITEM 1. BUSINESS (continued)
mortgage loans as collateral. The FHLB generally permits advances up to 50% of a company’s “adjusted assets,” which are defined as assets reduced by outstanding advances. At December 31, 2004, our advances from the FHLB totaled $4.1 billion, or 45.2% of adjusted assets.
LOAN PRINCIPAL PAYMENTS. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $5.0 billion during 2004, an increase of $0.4 billion, or 8.7%, when compared with the $4.6 billion received in 2003. This large amount of principal repayments was attributable to the increased loan portfolio offset somewhat from 2003 by the increase in the interest rate environment.
LOAN SALES. As part of our home lending operation, we originate loans and then sell those loans to other investors. Sales of mortgage loans totaled $28.9 billion, or 85.0% of originations in 2004, compared to $51.9 billion, or 92.1% of originations, in 2003. The reduction in sales during 2004 was attributable to the decrease in originations and the increased amount of loans retained by the Company for its own portfolio.
MONEY HELD IN ESCROW. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. Amounts held in escrow increased from $653.7 million at December 31, 2003, to $672.6 million at December 31, 2004. Although funds held in escrow increased, the amount of total residential mortgage loans we serviced decreased from $42.0 billion at December 31, 2003 to $40.7 billion at December 31, 2004. This increase is the result of timing differences of when funds are transferred to the various investors, insurance entities, and the government taxing authorities.
CAPITAL MARKETS. Through December 31, 2004, we have completed three public offerings and four private debt offerings. These offerings provided funds that increased the regulatory capital of the Bank.
SUBSIDIARY ACTIVITIES
We conduct business through a number of wholly-owned subsidiaries in addition to the Bank. Our additional subsidiaries include Douglas Insurance Agency, Inc., Flagstar Commercial Corporation, Flagstar Credit Corporation, Flagstar Trust, Flagstar Title Insurance Agency, Inc., Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, and Flagstar Investment Group, Inc.
Douglas Insurance Agency, Inc.
Douglas Insurance Agency, Inc. (“Douglas”) acts as an agent for life insurance and health and casualty insurance companies. Douglas recorded net earnings (loss) of $(18,000), in 2004, and was inactive during 2003 and 2002, respectively. Douglas’ primary purpose is to act as the agent that provides group life and health insurance to Flagstar Bancorp employees Douglas also acts as a broker with regard to certain insurance product offerings to employees and customers.
Flagstar Commercial Corporation
Flagstar Commercial Corporation was inactive during 2004, 2003 and 2002.
Flagstar Credit Corporation
Flagstar Credit Corporation (“Credit”) is a Michigan corporation whose common stock is owned solely by the Company. Credit participates in private mortgage insurance operations with certain private mortgage

ITEM 1. BUSINESS (continued)
insurers. Credit has contractual arrangements that include the collection of up 25% of the mortgage insurance premiums paid by the insured in exchange for providing certain performance guarantees on certain pools of loans underwritten and originated by the Company. Credit is contractually bound to provide a second tier of loss protection when the incurred foreclosure losses on the pool of loans exceeds 5% of the original balance. The loans are insured for any loss greater than 10% by a third party insurance carrier. Credit recorded net earnings of $3.1 million, $5.7 million, and $0.5 million in 2004, 2003, and 2002, respectively.
Flagstar Title Insurance Agency, Inc.
Flagstar Title Insurance Agency, Inc. (“Title”) is a Michigan corporation whose common stock is owned solely by the Company. Title offers title insurance closing services to the metropolitan Detroit real estate community. Title recorded net earnings (loss) of $(78,900), $138,600, and $239,700 in 2004, 2003, and 2002, respectively. Title discontinued its operations in 2004.
Flagstar Investment Group, Inc.
Flagstar Investment Group, Inc. (“Investment”) is a Michigan corporation whose common stock is owned solely by the Company. Investment formerly employed a sales staff that sold investment products on a consumer direct basis. Investment was inactive during 2004, 2003, and 2002.
Non-Consolidated Trust Subsidiaries
          Flagstar Trust

Flagstar Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of trust preferred securities to the general public in an initial public offering. On April 30, 2004, all of the preferred securities were redeemed. Flagstar Trust is currently inactive.
          Flagstar Trust II

Flagstar Trust II is a Connecticut statutory trust whose common stock is owned solely by the Company and in December 2002 sold $25.0 million preferred securities in a private placement.
          Flagstar Trust III

Flagstar Trust III is a Delaware statutory trust whose common stock is owned solely by the Company and in February 2003 sold $25.0 million preferred securities in a private placement.
          Flagstar Trust IV

Flagstar Trust IV is a Delaware statutory trust whose common stock is owned solely by the Company and in March 2003 sold $25.0 million preferred securities in a private placement.
          Flagstar Trust V

Flagstar Trust V is a Delaware statutory trust whose common stock is owned solely by the Company and in December 2004 sold $25.0 million preferred securities in a private placement.

ITEM 1. BUSINESS (continued)
Flagstar Bank
The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation, Flagstar Intermediate Holding Company, Mid-Michigan Service Corporation, and SSB Funding Corporation. Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar LLC.
          FSSB Mortgage Corporation

FSSB Mortgage Corporation (“Mortgage”) is a Michigan corporation whose common stock is owned solely by the Bank. Mortgage acted as a consumer direct mortgage company. Mortgage was inactive during 2004, 2003, and 2002.
          Flagstar Intermediate Holding Company

Flagstar Intermediate Holding Company (“IHC”) is a Michigan corporation whose common stock is owned solely by the Bank. IHC is the holding company for Flagstar LLC and was the parent of Flagstar Capital, a real estate investment trust that ceased operations in 2003. No activity has occurred in IHC besides its investment in Flagstar LLC during 2004, 2003, and 2002.
          Flagstar LLC

Flagstar LLC (“LLC”) is a Michigan based limited liability corporation whose membership interest is owned by Flagstar Intermediate Holding Company and the Bank. LLC holds a portfolio of mortgage loans for state tax purposes.
          Mid-Michigan Service Company

Mid-Michigan Service Company (“Mid-Michigan”) is a Michigan corporation whose common stock is owned solely by the Bank. Mid-Michigan was inactive during 2004, 2003, and 2002.
          SSB Funding Corporation

SSB Funding Corporation (“Funding”) is a Delaware corporation whose common stock is owned solely by the Bank. Funding was inactive during 2004, 2003, and 2002.
          Flagstar Capital Corporation

Flagstar Capital Corporation (“Capital”) was a Michigan real estate investment trust held as a subsidiary of IHC and had issued publicly owned preferred stock (NYSE: FBC-P) On June 30, 2003, we redeemed all of the preferred stock and Flagstar Capital was dissolved shortly thereafter.
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

ITEM 1. BUSINESS (continued)
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
Sarbanes-Oxley Act. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “S-O Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new public company accounting oversight board which enforces auditing, quality control and independence standards, and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by an accounting firm. To ensure auditor independence, certain permitted non-audit services being provided to an audit client requires preapproval by a company’s audit committee members. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted.
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
NYSE. During 2003, the New York Stock Exchange (the “NYSE”) adopted numerous corporate governance rules intended to address a heightened public perception of shortcomings in corporate accountability among public companies generally. The Company is subject to these rules because its common stock is

ITEM 1. BUSINESS (continued)
listed on the NYSE under the symbol “FBC.” These rules include ensuring that a majority of a board of directors is independent of management, establishing and publishing a code of conduct for directors and officers and requiring stockholder approval of all new stock option plans and all modifications.
USA Patriot Act. The USA PATRIOT Act, signed in 2002, established a wide variety of new and enhanced ways of combating international terrorism, including amending the Bank Secrecy Act to provide the federal government with enhanced authority to identify, deter, and punish international money laundering and other crimes.
Among other things, the USA PATRIOT Act prohibits financial institutions from doing business with foreign “shell” banks and requires increased due diligence for private banking transactions and correspondent accounts for foreign banks. In addition, financial institutions will have to follow new minimum verification of identity standards for all new accounts and will be permitted to share information with law enforcement authorities under circumstances that were not previously permitted. These and other provisions of the USA PATRIOT Act became effective at varying times and the Treasury and various federal banking agencies are responsible for issuing regulations to implement the new law.
COMPETITION
Based on total assets at December 31, 2004, we are the largest savings institution headquartered in Michigan. We face substantial competition in attracting deposits at our banking centers. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions. Money market funds and full-service securities brokerage firms also provide competition in this area. The primary factors in competing for deposits are the rates offered, the quality of service, the hours of service, and the location of banking centers.
Our competition for lending products comes principally from other savings institutions, commercial banks, mortgage companies, and other lenders. The primary factors in competing are the rates and fees charged, the efficiency and speed of the service provided, and the quality of the services provided.
PERSONNEL
At December 31, 2004, we had 3,376 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We provide our employees with a comprehensive program of benefits, some of which are on a contributory basis, including comprehensive medical and dental plans, life insurance, disability insurance, a deferred compensation plan, and a 401(k) savings and investment plan. We consider our employee relations to be excellent.

ITEM 1. BUSINESS (continued)
EXECUTIVE OFFICERS

Name and Age	Position(s) Held in 2004

Thomas J. Hammond, 60	Chairman of the Board of the Company and the Bank
Mark T. Hammond, 39	Chief Executive Officer and President of the Company and the Bank
Michael W. Carrie, 50	Executive Director, Treasurer, and Chief Financial Officer of the Company and the Bank
Kirstin Hammond, 39	Executive Director of the Company and the Bank
Robert O. Rondeau, Jr., 39	Executive Director of the Company and the Bank
Thomas J. Hammond has served as Chairman of the Board of the Company since its formation in 1993 and the Bank since its formation in 1987. On January 1, 2002, Mr. Hammond stepped down from his position as Chief Executive Officer. Mr. Hammond is the founder of the Bank. Mr. Hammond is the father of Mark T. Hammond, and the father- in-law of Kirstin A. Hammond and Robert O Rondeau, Jr.
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
Kirstin A. Hammond has served as an Executive Director of the Company since 2003, an Executive Vice President of the Bank since 1999 and of the Company since 2002 and has been employed by the Bank since 1991. Mrs. Hammond is the wife of Mark T. Hammond, the President and Chief Executive Officer, and the daughter-in-law of Thomas J. Hammond, the Chairman of the Board.
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
Copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee, and Nominating/ Corporate Governance Committee and (iii) Code of Business Conduct and Ethics are available at www.flagstar.com. Copies will also be provided to any stockholder upon written request to Flagstar Bancorp, Inc., Investor Relations, 5151 Corporate Drive, Troy, MI 48098. None of the information posted on our website is incorporated by reference into this Form 10-K.

ITEM 2.	PROPERTIES
We operate from 120 banking centers and 112 home lending centers in 26 states. We also maintain 11 wholesale lending offices. We own the buildings and land for 43 of our offices, own the building but lease the land for one of our offices, and lease the remaining 199 offices. The buildings with leases have lease expiration dates ranging from 2005 to 2019. At December 31, 2004, the total net book value of all of our offices and land was approximately $135.6 million.
Our national headquarters facility and executive offices are located in Troy, Michigan. Substantially all of the operational support departments related to the home lending operation are housed in this facility. The majority of the staff that supports the banking operation is housed at our owned facility in Jackson, Michigan.
We utilize a highly sophisticated server-based data processing system. At December 31, 2004, the net book value of our computer related equipment (including both hardware and software) was approximately $29.1 million.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are parties to various legal proceedings incident to our business. At December 31, 2004, there were no legal proceedings that we anticipate would have a material adverse effect on the Company. See Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No items were submitted during the fourth quarter of the year covered by this report for inclusion to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
COMMON STOCK
Our common stock trades on the New York Stock Exchange under the trading symbol FBC. At March 1, 2005, there were 61,415,030 shares of our common stock outstanding held by approximately 2,646 holders.
QUARTERLY STOCK PRICE/ DIVIDEND INFORMATION
The following table summarizes the Company’s common stock price and dividend activity for:

	Highest	Lowest		Price/	Dividends
	Closing	Closing	Closing	Earnings	Declared in
Quarter Ending	Price	Price	Price	Ratio(1)	the Period

December 2004	$22.74	$19.97	$22.60	9.6x	$0.25
September 2004	22.35	18.81	21.28	8.2x	0.25
June 2004	25.59	18.98	19.88	7.7x	0.25
March 2004	27.55	20.75	25.65	10.5x	0.25
December 2003	24.80	21.01	21.42	5.0x	0.15
September 2003	26.41	19.14	22.95	4.7x	0.15
June 2003	24.71	13.23	24.45	5.7x	0.10
March 2003	13.38	11.00	13.19	4.7x	0.05

(1)	Based on most recent 12-month basic earnings per share and end-of-period stock prices.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2004, that have been approved by stockholders.

	Number of Securities	Weighted-average	Number of Securities
	To Be Issued Upon	Exercise Price of	Remaining Available for
	Exercise of	Outstanding	Future Issuance Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

1997 Stock Option Plan	4,961,529	$9.34	—
2000 Incentive Stock Plan	—	—	591,887

Total	4,961,529	$9.34	591,887

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Options” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
Restatement of previously issued financial statements
As a result of the Company’s review of internal controls relating to our accrued interest, we identified that our accounting methodology was inadequate and resulted in the overstatement of interest accrued on our $10.2 billion portfolio of mortgage loans, with a corresponding overstatement of interest income. The cumulative impact, as of December 31, 2004, is a $16.9 million overstatement of accrued interest, which resulted in a $5.9 million overstatement of deferred income tax liability and an $11.0 million overstatement of retained earnings for the periods ended December 31, 2001. This impact is reflected below as a decrease in beginning-of-year stockholders’ equity for 2000, a reduction in interest income for 2000 of $2.3 million and for 2001 of $5.1 million, and corresponding changes to total assets and stockholders’ equity for 2000 through 2003.
This restatement is discussed in Note 3, Restatement of Previously Issued Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K.
SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

	At or for the years ended December 31,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Summary of Consolidated Statements of				As restated	As restated
Earnings:
Interest income	$563,437	$503,068	$441,796	$425,135	$371,691
Interest expense	340,146	308,482	263,880	325,041	290,127

Net interest income	223,291	194,586	177,916	100,094	81,564
Provisions for losses	16,077	20,081	27,126	25,572	5,802

Net interest income after provisions for losses	207,214	174,505	150,790	74,522	75,762
Other income	256,121	465,877	242,737	213,999	68,199
Operating and administrative expenses	241,442	249,275	222,274	173,290	100,992

Earnings before income tax provision	221,893	391,107	171,253	115,231	42,969
Provision for income taxes	78,139	136,755	60,626	35,578	15,546

Earnings before a change in accounting principle	143,754	254,352	110,627	79,653	27,423
Cumulative effect of a change in accounting principle	—	—	18,716	—	—

Net earnings	$143,754	$254,352	$129,343	$79,653	$27,423

Earnings per share before a change in accounting principle
Basic	$2.35	$4.25	$1.90	$1.44	$0.50
Diluted	$2.24	$3.99	$1.79	$1.34	$0.50
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	$0.32	—	—
Diluted	—	—	$0.30	—	—

ITEM 6. SELECTED FINANCIAL DATA (continued)

	At or for the years ended December 31,
	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Net earnings per share — basic	$2.35	$4.25	$2.22	$1.44	$0.50
Net earnings per share — diluted	$2.24	$3.99	$2.09	$1.34	$0.50

Dividends per common share	$1.00	$0.50	$0.12	$0.09	$0.09
Summary of Consolidated Statements of Financial Condition:		As restated	As restated	As restated	As restated
Total assets	$13,125,488	$10,553,246	$8,195,840	$6,619,851	$5,760,734
Loans receivable	12,064,774	9,599,803	7,287,338	5,911,875	5,242,140
Mortgage servicing rights	187,975	260,128	230,756	168,469	106,425
Total deposits	7,379,655	5,680,167	4,373,889	3,608,103	3,407,965
FHLB advances	4,090,000	3,246,000	2,222,000	1,970,505	1,733,345
Stockholders’ equity	734,837	643,668	407,931	280,473	189,102
Other Financial and Statistical Data:
Tangible capital ratio	6.19%	7.34%	6.61%	5.98%	5.18%
Core capital ratio	6.19%	7.34%	6.61%	5.98%	5.18%
Total risk-based capital ratio	10.97%	13.30%	11.81%	11.18%	10.08%
Equity-to-assets ratio (at the end of the period)	5.60%	6.09%	4.98%	4.24%	3.28%
Equity-to-assets ratio (average for the period)	5.68%	5.20%	4.68%	3.61%	3.49%
Book value per share	$11.98	$10.61	$6.89	$4.88	$3.53
Shares outstanding	61,358	60,675	59,190	57,420	53,530
Average shares outstanding	61,057	59,811	58,350	55,446	54,690
Mortgage loans originated or purchased	$33,990,965	$56,378,151	$43,192,313	$32,996,998	$9,865,152
Mortgage loans sold	28,937,576	51,922,757	40,495,894	30,879,271	7,982,200
Mortgage loans serviced for others	21,354,724	30,395,079	21,586,797	14,222,802	6,644,482
Capitalized value of mortgage servicing rights	0.88%	0.86%	1.07%	1.18%	1.60%
Interest rate spread	1.87%	2.01%	2.76%	1.73%	1.71%
Net interest margin	1.99%	2.16%	2.80%	1.74%	1.74%
Return on average assets	1.18%	2.53%	1.80%	1.26%	0.53%
Return on average equity	20.74%	48.58%	38.36%	34.97%	15.23%
Efficiency ratio	50.4%	37.7%	52.8%	55.0%	66.6%
Net charge off ratio	0.17%	0.35%	0.50%	0.40%	0.20%
Ratio of allowance to investment loans	0.36%	0.53%	0.95%	0.88%	0.38%
Ratio of non-performing assets to total assets	0.99%	1.01%	1.51%	1.89%	1.47%
Ratio of allowance to non-performing loans	66.2%	61.7%	55.5%	33.8%	24.6%
Number of banking centers	120	98	86	70	51
Number of home loan centers	112	128	92	69	42

Note —	All per share data has been restated for the 2 for 1 stock split on May 15, 2003, and for the 3 for 2 stock splits completed on May 31, 2002 and July 13, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PROFILE AND INTRODUCTION
Flagstar Bancorp (“Flagstar” or the “Company”) is a Michigan-based thrift holding company founded in 1993. Our stock is traded on the New York Stock Exchange under the symbol “FBC.” Our primary subsidiary is Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank.
We report our financial condition and net earnings on a consolidated basis but report segmented operating results for both our banking group and our home lending group. Each operation is linked to one another in many aspects of their respective businesses but is indeed separate.
Our banking group collects deposits from the general public and local government agencies at 120 banking centers located throughout southern Michigan and Indiana. We also collect certificates of deposit through secondary market offerings and solicit business through our Internet branch located at www.flagstar.com. We also acquire advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”). We invest these funds in a variety of consumer and commercial loan products offered to the general public. Our primary investment vehicle is single-family mortgage loans originated or acquired by our home lending group.
The home lending group acquires single-family mortgage loans on a wholesale basis nationally. We also originate single-family loans on a retail basis from 112 offices in 26 states. We also have mortgage loan personnel in 25 banking centers located in Michigan. Our wholesale division operates from 11 regional offices across the country. In order to originate or acquire these loans, the home lending group utilizes funds provided by the banking group. We sell the majority of the loans we produce in the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. Mortgage-backed securities are issued through FNMA, FHLMC, and GNMA. We sell primarily conforming originations on a servicing-retained basis and generally sell the mortgage servicing rights in a separate secondary market transaction.
We began our corporate existence as a bank in 1987 with a $3.0 million balance sheet and one banking center. Our roots come from our core operation that was once a mid-sized regional mortgage banking company. In mid-1994, we acquired Security Savings Bank, an eight-branch savings bank headquartered in Jackson, Michigan. Since that acquisition, we have been focused on growing our banking group. The revenue stream created by a banking operation was sought to counter the cyclical operating results of our home lending operation.
As of December 31, 2004, our assets totaled $13.1 billion. During 2004, our banking group contributed 60.9% of net earnings and provided an approximate return on allocated equity of 36.5%. The home lending group returned approximately 11.8% return on allocated equity during 2004. The overall return by the Company equaled a 20.7% return on average equity and a 1.2% return on average assets. During 2004, the Company increased its asset base 23.6%, its deposit portfolio by 29.9%, its banking center locations by 22.5%, its total equity position by 14.2% and decreased its home loan centers by 12.5%. Our goal over the next five years is to double the number of our banking centers and home lending centers and to continue to increase our market share within the markets we serve.
Toward this goal, during 2005, we expect to expand the banking center network by adding up to 18 new banking centers and we project the amount of new home loan centers will be 25. This large expansion will allow us to continue to grow our deposit base and our loan originations. Also during 2005, we will enter our

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

third state for deposit banking. We have chosen a de novo strategy to open a total of 14 branches over the next two years in the Atlanta, Georgia market area.
Our ability to sustain this rate of growth on a long-term basis is dependent upon a number of factors, some of which are beyond our control. For instance, our record growth in earnings in 2003 and 2002 was not duplicated in 2004 because of our reliance on home lending during those periods. Our earnings in 2004 returned to a more normalized 20.7% return on average equity. To produce returns on average equity in excess of 35%, a significant portion of our profitability was caused by our increased loan sale activity. These loan sales were the result of the lower interest rate environment in the United States during those periods. Any sudden or prolonged increase in interest rates will reduce our income from loan sales. Primarily because of interest rate movements, for instance, our net loan sale revenue fluctuated, from $357.3 million in 2003 to $59.7 million in 2004. In turn, our return on equity was negatively affected, decreasing from 48.6% in 2003 to 20.7% in 2004.
Additionally, our asset growth has been fueled from our expansion into new deposit and loan markets. While this has allowed us to develop and maintain an efficient operating platform, our ability to increase operational efficiency will become limited over time. Our efficiency ratio (the percentage of each dollar of revenue that is paid in expenses) was 50.4% in 2004, a large decline from the 37.7% reported for 2003. If our earning asset base and productivity does not grow along with the increases in costs created by our planned expansion, we will experience a decrease in net earnings.
RESULTS OF OPERATIONS
During 2004, we continued our record pace of growth but did not enjoy the increased profitability we have experienced over the past three years. Flagstar’s net earnings totaled $143.8 million ($2.24 per share — diluted) for the year ended December 31, 2004, compared to $254.4 million ($3.99 per share — diluted) in 2003, and $129.3 million ($2.09 per share — diluted) in 2002.
During the year, we experienced double-digit increases in our assets, deposits, banking centers, and our total equity position as well as record levels of net interest income and loan administration income. This growth and record levels of certain types of revenue was not sufficient to offset the 43.5% decline in 2004 net earnings from the earnings reported in 2003. This large decline in earnings was primarily attributable to our reduced amount of net gain on loan sales, which in turn reflects the decrease in mortgage loan originations during the period. During 2004, mortgage loans originations decreased $22.4 billion, or 39.7%, to $34.0 billion.
The primary reason for the variations in results was the amount of mortgage loan originations and subsequent loan sales completed in the above periods. Gains on the sale of mortgage loans accounted for 12.5%, 54.1% and 45.8% of revenues during 2004, 2003, and 2002, respectively. The origination volumes in 2002 and 2003 constituted corporate records. Refinance activity during the periods accounted for 61%, 87%, and 81% of total originations during the years ended 2004, 2003, and 2002, respectively. These refinancings were a product of the low interest rate environment experienced during 2002 and 2003, which was not expected to continue into 2004 and did not. In 2005, interest rates are expected to continue to increase from 2004 levels and, as a result net earnings in 2005 are expected to decrease as much as another 17% from 2004 levels. The expected reduction is based on the assumption that interest rates will continue to rise throughout 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In the fourth quarter of 2004, the continued tight competition experienced in the home lending operation resulted in gain on loan sale margins being at an historic low. The depressed sale margins hit 13 basis points versus the 37 basis points recorded for the same period in 2003. In conjunction with these decreased margins and the expected decreased profitability in 2005, we instituted a number of cost-cutting and staffing adjustments. The home lending group also increased certain fees charged to correspondents for support operations. We do not expect to adjust our staff any further.
In 2004, we recorded a record amount of net interest income. This achievement was the product of the 26.0% increase in the earning asset portfolio. In 2005, we expect to expand our earning asset portfolio an additional 30%. Although we expect this growth to come from the origination of intermediate adjustable-rate mortgages and other consumer and commercial loan products, there is no guarantee that a sufficient amount of loan product will be available at yields and durations that will satisfy our asset and liability strategy. Continued growth in the investment loan portfolio will allow management to grow the net interest income. This projected growth is expected to generate approximately $22.0 million of net revenue, an increase of approximately $0.22 per share-diluted. Management believes the funding for this growth will come from an expansion of each of our main funding sources; however, there is no guarantee that management will be able to garner the needed duration-specific liabilities.
At December 31, 2003, the Company’s loans serviced for others portfolio was at an all-time high of $30.4 billion. At December 31, 2004, the Company’s loans serviced for others portfolio totaled $21.4 billion, despite originating $28.9 billion of mortgage loans sold for which servicing rights were retained in 2004. The difference in these comparative totals is found in the amount of servicing rights sold to the secondary market. During 2004, the Company sold $29.6 billion of loans with associated servicing rights and recorded $91.7 million of net revenue compared to the $67.3 million of net revenue recorded on $30.7 billion of servicing sales during 2003 and $14.5 million of net revenue recorded on $28.5 billion on servicing sales in 2002, respectively.
Additionally, in 2004, the loans serviced for others portfolio generated $30.1 million of loan administration revenue, versus a loss of $18.6 million in 2003, and a loss of $4.3 million in 2002. During the fourth quarter of 2004, the portfolio accounted for $6.5 million in net revenues. At December 31, 2004, the mortgage servicing rights (“MSR”) portfolio had a fair value $69.1 million greater than its current book value. As interest rates rise, the fair value of this portfolio should increase. Over the past five years, the Company has sold 87% of the MSRs it has originated. During 2004, the Company sold 106% of the portfolio it originated. A sale of any of this portfolio will decrease the recurring earnings attainable in the future, but should create a net gain from the sale.
SEGMENT REPORTING
Our operations are broken down into two business segments: banking and home lending. Each business operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn interest spread income. On the other hand, the home lending operation involves the origination, packaging,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

and sale of mortgage loans in order to receive transaction income. The home lending group also services mortgage loans for others and sells MSR into the secondary market. Funding for the home lending group is provided by deposits and borrowings garnered by the banking group.
BANKING OPERATIONS
We provide a full range of banking services to consumers and small businesses in southern Michigan and Indiana, operating a network of 120 banking centers at December 31, 2004. Throughout 2004, we have focused on expanding our banking center network in these markets in order to increase our access to depositors. At June 30, 2004, we maintained a 5% market share in the state of Michigan and a 2% deposit share in the state of Indiana. The banking operation also provides banking services to the Company’s home loan customers in both Michigan and Indiana.
In each successive period the banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis since 1994. The result has been that each year revenues and expenses related to this operation have increased. During 2004 and 2003, revenues increased 14.4% and 33.1%, respectively, while pre-tax earnings increased 34.5% in 2004 and 18.0% in 2003, respectively. Additionally, identifiable assets increased 43.4% in 2004 and 79.2% in 2003, respectively.
The primary reason for the increase in revenue is the corresponding increase in the amount of earning assets funded by retail deposits. This increase is tied to the expansion of the banking center network. Further expansion of the deposit banking center network is planned. During 2004, 2003, and 2002, we opened 22, 12, and 16 banking centers, respectively. During 2005, we plan to open up to an additional 18 banking centers including centers in the Atlanta, Georgia metropolitan area.
We do not expect that we will have an immediate increase in retail deposits by opening new facilities. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances, municipal deposits and those deposit accounts garnered through the secondary market providing sufficient operational funding in the interim.
Despite the Company’s growing banking operation and the large number of banking centers that are not mature (15 of the newly opened branches had less than $10.0 million in deposit balances at December 31, 2004), the banking operation was responsible for approximately 60.9% of pre-tax earnings in 2004, versus 25.7% in 2003, and 49.7% in 2002, respectively. The banking operation’s identifiable assets averaged 83% of our total assets during 2004 versus 59% of total assets during 2003 and 2002. During 2004, the estimated return on average attributable assets and average allocated equity was 0.85% and 36.48%, respectively.
HOME LENDING OPERATIONS
The home lending operation provides a much more volatile source of earnings. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside our control.
The home lending operation was responsible for 50.4% of revenues and 39.1% of pre-tax earnings in 2004. During 2003, the home lending operation produced 74.3% of the pre-tax earnings of the Company and was responsible for 68.4% of revenues. The home lending operation’s identifiable assets averaged 17% of the Company’s total assets during 2004 and 41% of the Company’s total assets during 2003 and 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The home lending operation also involves the servicing of mortgage loans for others and the sale of loans and MSR’s into the secondary market. During 2004 and 2003, we serviced a portfolio of mortgage loans that averaged $26.4 billion and serviced average loans of $15.6 billion in 2002. The portfolio generated gross revenue of $106.2 million, $104.4 million, and $58.3 million in 2004, 2003, and 2002, respectively. This revenue stream was offset by the amortization of $76.1 million, $123.0 million, and $62.6 million in previously capitalized value of MSR’s in 2004, 2003, and 2002, respectively. During a period of falling or low interest rates, the rate of amortization of the capitalized value of the portfolio increases because of payoffs and refinances. During a period of higher or rising interest rates, payoffs and refinancing slow reducing the rate of amortization.
The earnings volatility inherent in the home lending operation is reflected in the revenues and pre-tax earnings of the operation. The results show that during 2004 and 2003, revenues decreased 46.4% and increased 71.2%, respectively, while pre-tax earnings for the same periods decreased 70.1% and increased 237.5%, respectively. During 2004, the approximate return on average attributable assets and average attributable equity was 1.87% and 11.80%, respectively as compared to 4.14% and 73.01%, respectively, in 2003 and 1.44% and 19.66%, respectively, in 2002. In periods of low or falling interest rates, our loan originations and subsequent sale revenue generally increase but so does the amount of amortization on the capitalized servicing asset (MSR). In a rising or higher interest rate environment, loan originations and sales will slow and the amount of amortization of the MSR asset will also slow. Generally, the increase in the amount of servicing revenue, net of amortization, will probably not offset the decline in revenue from loans sales.
The future revenue, earnings, and profitability of this operation are fully dependent on production volumes, servicing portfolio balances, and the interest rate environment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following tables present certain financial information concerning the results of operations of our banking and home lending operations. See Note 26 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
Banking Operations

	At or for the years ended December 31,
	2004	2003	2002

	(In thousands)
		As restated	As restated
Attributable net interest income	$175,422	$166,060	$130,388
Attributable gain on sale revenue	—	—	—
Other Revenue	63,227	42,519	26,272
Earnings before taxes	135,099	100,447	85,130
Identifiable assets	12,122,961	8,455,552	4,716,628
Home Lending Operations

	At or for the years ended December 31,
	2004	2003	2002

	(In thousands)
		As restated	As restated
Attributable net interest income	$47,869	$28,526	$47,528
Attributable gain on sale revenue	151,454	424,578	207,086
Other Revenue	41,440	(1,220)	9,379
Earnings before taxes	86,794	290,660	86,123
Identifiable assets	2,241,527	3,347,695	4,109,428
Net Interest Income
During each of the last three years, there has been an increased level of revenue attributable to net interest income. Our level of net interest income is impacted primarily by the volume of average earning assets, the rate paid to acquire the required funding for those earning assets, and the general level of interest rates.
At December 31, 2004, approximately $1.5 billion of our earning assets were long-term mortgage loans it had originated and was preparing to sell. These mortgage loans are sold upon their conversion to a mortgage-backed security, usually within 90 days. These loans were being funded with short-term liabilities. Typically, there is a spread between the long-term rates associated with the mortgage loans and the short-term rates associated with the funding source. During 2004, the spread widened in the first half of the year but tightened as the year progressed. The spread between these mortgages and these short-term funds stood at approximately 4.00% at year-end, whereas the approximate spread averaged less than 3.00% during 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2003, this spread on mortgage banking asset versus funding liabilities average over 4.00%. This arbitrage was the single largest asset that affected our interest margin.
     2004
During 2004, we recognized $223.3 million in net interest income, which represents an increase of 14.7% compared to the $194.6 million reported in 2003. Net interest income represented 46.4% of our total revenue in 2004 as compared to 29.5% in 2003 reflecting both an increase in such income and a decrease in revenue from our home lending operations. The increase in 2004 was mainly driven by the $2.2 billion, or 24.4%, increase in average earning assets.
During 2004, our interest rate margin decreased to 1.99%, from 2.16%. Our yield earned on earning assets decreased from 5.59% during 2003 to 5.03% in 2004, a 0.56% decrease that was greater than the related decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased 0.42% from 3.58% in 2003 to 3.16% during 2004.
     2003
During 2003, we recognized $194.6 million in net interest income, which represents an increase of 9.4% compared to the $177.9 million reported in 2002. Net interest income represented 29.5% of our total revenue in 2003 as compared to 42.3% in 2002. The increase in 2003 was mainly driven by the $2.6 billion, or 40.6%, increase in average earning assets.
During 2003, our interest rate margin decreased to 2.16%, from 2.80%. Our yield earned on earning assets decreased from 6.95% during 2002 to 5.59% in 2003, a 1.36% decrease that was greater than the related decrease in the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased from 4.19% in 2002 to 3.58% during 2003.
     2002
The 2002 total of $177.9 million in net interest income represented an increase of 77.7% when compared to the $100.1 million reported in 2001 and totaled 42.3% of 2002 revenue. The 2002 increase was primarily attributable to a $614.4 million increase in average earning assets.
During 2002, our interest rate margin increased to 2.80% from 1.83%. Our yield earned on earning assets decreased from 7.41% during 2001 to 6.95% in 2002, but was offset by a decrease in the cost of interest-bearing liabilities from 5.67% in 2001 to 4.19%.
AVERAGE YIELDS EARNED AND RATES PAID
The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the $15.8 million, $6.4 million, and $3.3 million of amortization of net premiums and

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

net deferred loan origination costs in 2004, 2003, and 2002, respectively. Non-accruing loans were included in the average loans outstanding.

	For the years ended December 31,

				As restated			As restated
	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)
Interest-earning assets:
Loans receivable, net	$11,103,829	$559,902	5.04%	$8,648,332	$494,773	5.72%	$6,190,182	$439,819	7.11%
Other	92,520	3,535	3.82	349,592	8,295	2.37	165,204	1,977	1.20

Total interest-earning assets	11,196,349	$563,437	5.03%	8,997,924	$503,068	5.59%	6,355,386	$441,796	6.95%
Other assets	1,002,029			1,074,529			848,358

Total assets	$12,198,378			$10,072,453			$7,203,744

Interest-bearing liabilities:
Deposits	$6,724,568	$167,765	2.49%	$5,310,614	$138,625	2.61%	$3,868,902	$126,977	3.28%
FHLB advances	3,631,851	143,914	3.96	2,711,119	127,044	4.69	2,179,060	115,345	5.29
Other	413,913	28,467	6.88	613,635	42,813	6.98	250,322	21,558	8.61

Total interest-bearing liabilities	10,770,332	$340,146	3.16%	8,635,368	$308,482	3.58%	6,298,284	$263,880	4.19%
Other liabilities	734,994			913,474			568,240

Stockholders’ equity	693,052			523,611			337,220

Total liabilities and stockholders’ equity	$12,198,378			$10,072,453			$7,203,744

Net interest-earning assets	$426,017			$362,556			$57,102

Net interest income		$223,291			$194,586			$177,916

Interest rate spread(1)			1.87%			2.01%			2.76%

Net interest margin(2)			1.99%			2.16%			2.80%

Ratio of average interest- earning assets to interest- bearing liabilities			104%			104%			101%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

	For the years ended December 31,

	2004 versus 2003			2003 versus 2002
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
	Rate	Volume	Total	Rate	Volume	Total

	(In millions)
EARNING ASSETS:
Loans receivable, net	$(75.4)	$140.5	$65.1	$(119.8)	$174.8	$55.0
Other	1.3	(6.1)	(4.8)	4.1	2.2	6.3

Total	$(74.1)	$134.4	$60.3	$(115.7)	$177.0	$61.3
INTEREST-BEARING LIABILITIES:
Total deposits	$(7.8)	$36.9	$29.1	$(35.7)	$47.3	$11.6
FHLB advances	(26.4)	43.2	16.8	(16.4)	28.1	11.7
Other	(0.4)	(13.9)	(14.3)	(10.0)	31.3	21.3

Total	$(34.6)	$66.2	$31.6	$(62.1)	$106.7	$44.6

Change in net interest income	$(39.5)	$68.2	$28.7	$(53.6)	$70.3	$16.7

PROVISION FOR LOAN LOSSES
During 2004, we recorded a provision for loan losses of $16.1 million. The provision was made to accommodate losses in the current portfolio. Net charge-offs in 2004 totaled $14.5 million compared to $21.8 million and $17.1 million in 2003 and 2002, respectively. Net charge-offs in 2004 totaled 0.17% of average investment loans compared to 0.35% and 0.50% in 2003 and 2002, respectively.
During 2003, management reclassified the amount of losses attributable to loans repurchased from secondary market investors. These losses are due to breaches of a loan’s representations and warranties issued in conjunction with previous loan sales to a separate category of loss. These losses are now reflected as a reduction to net gain on loan sales because such losses properly offset any gains related to loan sales activity in the home lending group. Accordingly, the provision for loan losses now includes only increases for new loans deemed uncollectible. Prior year reporting has been adjusted to reflect this change.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST INCOME
Flagstar’s non-interest income totaled $256.1 million for the year ended December 31, 2004, compared to $465.9 million in 2003 and $242.7 million in 2002. The 2004 results constitute a 45.0% decrease over 2003 and the 2003 results reflect a 92.0% increase from 2002. The major change from year-to-year is due to the increases and decreases in net gain on loan sales.
Loan Fees and Charges
We record loan origination fees and charges during the process of originating mortgage loans and any other loans that were not classified as residential mortgage loans. In each period the recorded fee income was reported net of any fees deferred for the purposes of complying with Statement of Financial Accounting Statement No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“FASB 91”).

2004
During 2004 the Company recorded gross loan fees and charges of $83.0 million a decrease of $53.9 million from 2003 due to a decrease in 2004 loan origination volume of $22.4 billion. The Company deferred $65.0 million of loan fees and charges during 2004.

2003
During 2003 the Company recorded gross loan fees and charges of $136.9 million. The Company deferred $119.5 million of loan fees and charges during 2003. The large increase in fees recorded and deferred during 2003 was primarily attributable to the increased volume in our mortgage loan originations. The increased mortgage volume was the result of a lower interest rate environment during 2003.

2002
During 2002 the Company recorded gross loan fees and charges of $90.4 million. The Company deferred $76.8 million of loan fees and charges during 2002.
Deposit Fees and Charges
We collect deposit fees and charges (i.e., NSF fees, cashier check fees, ATM fees and other account fees) for services we provide to our customers. As our deposit portfolio increases, the fees earned also increase. During the fourth quarter of 2003 the Company implemented an overdraft protection program, which increased deposit fees in 2004.

2004
Our banking group operated out of 120 banking centers as of December 31, 2004. We provided banking services for approximately 223,000 customers at December 31, 2004. During 2004 we collected deposit fees and charges of $12.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003
Our banking group operated out of 98 banking centers as of December 31, 2003. We provided banking services for approximately 196,000 customers at December 31, 2003. During 2003 we collected deposit fees and charges of $7.0 million.

2002
Our banking group operated out of 86 banking centers as of December 31, 2002. We provided banking services for approximately 155,000 customers at December 31, 2002. During 2002 we collected deposit fees and charges of $4.9 million.
LOAN ADMINISTRATION
The volatility in this revenue source is the result of the changes in the levels of prepayment-induced amortization recorded on the mortgage servicing rights portfolio and the changes in the average volume of loans serviced for others during the respective periods.

2004
Our loan servicing operation produced net fee income from the loans it serviced for others of $30.1 million for the year ended December 31, 2004.
During 2004, the volume of loans serviced for others averaged $26.4 billion. During 2004, we recorded $106.2 million, or 40.2 basis points (0.402%), in fee revenue. The fee revenue recorded in 2004 was offset by $76.1 million of MSR amortization. During 2004, the amount of loan principal payments and payoffs received on serviced loans equaled $7.0 billion, a 26.0% decrease over 2003’s total of $10.0 billion. The decrease was primarily attributable to the rising interest rates and the slow down of mortgage loan refinances experienced in 2004.

2003
Our loan servicing operation produced negative net fee income from the loans it serviced for others of $18.7 million for the year ended December 31, 2003, reflecting the offset of fee income by a substantial increase in amortization expense of MSR’s as loan payoffs increased due to a surge in refinances.
During 2003, the volume of loans serviced for others averaged $26.4 billion, a 69.2% increase over the 2002 average servicing portfolio of $15.6 billion. During 2003, we recorded $104.3 million, or 39.5 basis points (0.395%), in fee revenue. The fee revenue recorded in 2003 was offset by $123.0 million of MSR amortization. During 2003, the amount of loan principal payments and payoffs received on serviced loans equaled $10.0 billion, a 203.0% increase over 2002’s total of $3.3 billion. This increase was primarily due to the low interest rate environment and the large number of mortgage refinances experienced during 2003.

2002
Our loan servicing operation produced negative net fee income from the loans it serviced for others of $4.3 million for the year ended December 31, 2002. As in 2003, this was caused by MSR amortization expense exceeding fee income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During 2002, the volume of loans serviced for others averaged $15.6 billion. During 2002, the Company recorded $58.3 million, or 37.4 basis points (0.374%), in fee revenue. The fee revenue recorded in 2002 was offset by $62.6 million of MSR amortization. During 2002, the amount of loan principal payments and payoffs received on serviced loans equaled $3.3 billion.
NET GAIN ON LOAN SALES
Unlike typical banking institutions, our net gain on loan sales line item is the transaction fee income generated from the origination, securitization, and sale of loans completed by the home lending group.
The variance in the amount of gain on sale recognized is attributable to the volume of mortgage loans sold and the gain on sale spread achieved. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable.
Also included in loan sales is the recording of mark to market pricing adjustments recorded in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments (“FASB 133”) and the recording of representation and warranty provisions recorded to offset losses from loans sold but expected to be repurchased from secondary market investors. At December 31, 2004, we had forward contracts to sell mortgage-backed securities of $2.0 billion and interest rate lock commitments to originate mortgage loans of $2.5 billion.
The following table provides a reconciliation of the net gain on sale recorded on loans sold within the period shown for the years ended December 31 (in thousands):

	2004	2003	2002

Net gain recorded	$59,714	$357,276	$192,612
Add: FASB 133 adjustments	357	10,695	11,110
Add: provision charged to earnings	24,037	14,160	4,841

Gain recorded on loans sold	$84,108	$382,131	$208,563

Loans sold	$28,937,576	$51,922,757	$40,495,894
Spread achieved	0.29%	0.74%	0.52%

2004
Net gains on loan sales totaled $59.7 million during 2004. During 2004, the volume of loans sold totaled $28.9 billion, a 44.3% decrease from 2003 loan sales of $51.9 billion. During 2004, we received an average 0.29% in gain on sale spread.
During 2004, we increased our secondary market reserve by $8.7 million to reflect our possible increased exposure from repurchased loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003
Net gains on loan sales totaled $357.3 million during 2003. During 2003, the volume of loans sold totaled $51.9 billion, a 28.1% increase from 2002 loan sales of $40.5 billion. During 2003, we received an average 0.74% in gain on sale spread.
During 2003, we increased our secondary market reserve $1.2 million to offset anticipated increased exposure from repurchased loans.

2002
Net gains on loan sales totaled $192.6 million during 2002. During 2002, the volume of loans sold totaled $40.5 billion. During 2002, we received an average 0.52% in gain on sale spread.
During 2002, we decreased our secondary market reserve $3.9 million to offset anticipated decreased exposure from repurchased loans.
NET GAIN ON MORTGAGE SERVICING RIGHTS
The volatility in the level of net gains on mortgage servicing rights is attributable to the variance in the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing which changes with demand and the general level of interest rates. Upon the sale of the underlying mortgage loan, the MSR is created and is capitalized at the fair value of the MSR created. If the MSR is sold in a flow transaction shortly after the acquisition, little to no gain is recorded on the sale. If the MSR has any seasoning at the time it is sold, the MSR capitalized in a lower interest rate environment generally will have an increased market value whereas the MSR capitalized in a higher interest rate environment will generally sell at a market price below the original fair value recorded. The MSRs are sold in a separate transaction from the sale of the underlying loan.

2004
For 2004, the net gain on the sale of MSR totaled $91.7 million. The 2004 gain was a $24.4 million increase from the $67.3 million recorded in 2003. In 2004, we sold both newly originated MSR, and seasoned MSR with a book value substantially lower than the sales price of the MSR.
We sold $1.4 billion on a servicing released basis, $18.8 billion of bulk servicing sales, and $10.8 billion of flow servicing in 2004.
The 2004 gain was 0.30% of the underlying loans sold. We sold $31.0 billion in underlying loans, comprising approximately 105.8% of the servicing rights originated during 2004.

2003
For 2003, the net gain on the sale of MSR totaled $67.3 million. The 2003 gain was a $52.8 million increase from the $14.5 million recorded in 2002. In 2003, we sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR.
We sold $2.4 billion on a servicing released basis, $10.4 billion of bulk servicing sales, and $20.3 billion of flow servicing in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The 2003 gain was 0.20% of the underlying loans sold. We sold $33.1 billion, or approximately 63.8% of the servicing rights originated during 2003.

2002
For 2002, the net gain on the sale of MSR totaled $14.5 million. In 2002, we sold some newly originated MSR, but also sold seasoned MSR that had a book value substantially lower than the sales price of the MSR.
We sold $1.3 billion on a servicing released basis, $18.5 billion of bulk servicing sales, and $10.0 billion of flow servicing in 2002.
The 2002 gain was 0.05% of the underlying loans sold. We sold $29.8 billion, or approximately 73.6% of the servicing rights originated during 2002.
Other Fees and Charges
Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Credit, and Flagstar Title Insurance Company is reported on this line item. Other fees amounted to $44.4 million, $35.5 million, and $21.4 million in 2004, 2003, and 2002, respectively.
During 2004, we recorded $9.9 million in dividends on an average outstanding balance of FHLB stock of $225.1 million. The Company recorded $8.1 million and $8.3 million in dividends on an average balance of FHLB stock outstanding of $169.6 million and $136.9 million in 2003 and 2002, respectively.
During 2004, Flagstar Credit earned revenue of $5.0 million versus $8.0 million and $1.8 million in 2003 and 2002, respectively. The variance in the reported revenue in each period is a direct result of the volume of loans that were insured during the respective periods.
During 2004, Flagstar Title reported revenues of $108,000 versus revenues of $2.0 million and $1.6 million in 2003 and 2002, respectively. The change in revenue for each period is a direct result of the amount of title policies issued in each respective period. During 2004, we decided to close Flagstar Title and are currently winding down operations.
NON-INTEREST EXPENSE
Operating expenses, before the capitalization of direct costs of loan closings, totaled $395.5 million, $475.8 million, and $366.3 million for the years ended December 31, 2004, 2003, and 2002, respectively. The 16.9% decrease in expense items in 2004 versus 2003, were due to the decrease in mortgage originations and cost containment strategies deployed by management. The 29.9% increase in expenses between 2003 and 2002 were due to general increases in the price levels for goods and services, mortgage loan origination volume levels, and the growth of the banking operation. As we shift our funding sources to more those retail in nature and increase the size of the banking center network, management expects that the operating expenses associated with the banking center network will continue to increase while our overall cost of funds will decrease.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NON-INTEREST EXPENSES

	For the years ended December 31,
	2004	2003	2002

	(In thousands)
Compensation and benefits	$154,111	$175,470	$137,967
Commissions	105,607	142,406	102,720
Occupancy and equipment	66,233	66,186	52,531
Advertising	10,174	12,242	9,008
Federal insurance premium	1,050	1,708	1,268
Communication	6,975	8,293	10,068
Other taxes	11,436	17,646	8,662
Other	39,926	51,803	44,031

Total	395,512	475,754	366,255
Less: capitalized direct costs of loan closings	(154,070)	(226,479)	(143,981)

Total, net	$241,442	$249,275	$222,274

Efficiency ratio(1)	50.2%	37.7%	52.8%

(1)	Total operating and administrative expenses (excluding the amortization of the core deposit premium) divided by the sum of net interest income and non-interest income
     2004
During 2004, we opened 22 banking centers, bringing the banking center network total to 120.
Our gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $154.1 million. The 12.2% decrease in 2004 is primarily attributable to the staff reductions due to the decreased mortgage loan production offset with normal salary increases and the employees hired at the new banking centers. Total Company’s salaried employees decreased 127, to 2,396 at December 31, 2004, a 5.0% decrease from December 31, 2003.
Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $105.6 million. Commission expense totaled 0.31% of total mortgage production in 2004.
Occupancy and equipment expense totaled $66.2 million during 2004. The continued increase in these expenses is reflective of the expansion undertaken in the Company’s deposit banking center network offset by the closing of some of the non-profitable home loan centers.
Advertising expense, which totaled $10.2 million during the year ended December 31, 2004, decreased $2.0 million, or 16.4%, over the prior year. The decrease is reflective of managements cost containment strategies offset by the expansion undertaken in the Company’s banking network.
Our FDIC premiums decreased to $1.1 million for 2004. The calculation of the premiums is based on our deposit portfolio and escrow accounts. During 2004, our escrow accounts decreased $2.1 million and the result was a decrease in our premium.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company paid $7.0 million in communication expenses for the year ended December 31, 2004. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expense is the result of enhanced technology and the reduction of home loan centers.
The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2004 the Company’s state and local taxes decreased to $11.4 million. The decrease in taxes is the direct result of a decrease in taxable earnings.
Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $39.9 million during 2004. The fluctuation in these expenses is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s banking operation offset by the closing of the non-profitable home loan centers, and the decreased amount of loans in a delinquency status.
     2003
During 2003, we opened 12 banking centers, bringing the banking center network total to 98.
Our gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $175.5 million. The 27.2% increase in 2003 was primarily attributable to normal salary increases, the employees hired at the new banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company’s salaried employees increased 352, to 3,106 at June 30, 2003, but decreased by 231 by year-end, an 8.4% decrease from December 31, 2002, and 18.8% decrease from June 30, 2003.
Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $142.4 million. Commission expense totaled 0.25% of total mortgage production in 2003.
Occupancy and equipment expense totaled $66.2 million during 2003. The continued increase in these expenses is reflective of the expansion undertaken in the Company’s deposit banking center network, along with the Company’s continuing investment in computer technology.
Advertising expense, which totaled $12.2 million during the year ended December 31, 2003, increased $3.2 million, or 35.6%, over the prior year. The increase is reflective of the expansion undertaken in the Company’s banking network.
Our FDIC premiums increased to $1.7 million for 2003. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base.
The Company paid $8.3 million in communication expenses for the year ended December 31, 2003. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expense is the result of enhanced technology.
The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2003 the Company’s state and local taxes equaled $17.7 million. The increase in taxes is the direct result of an increase in taxable earnings.
Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $51.8 million during 2003. The fluctuation in these expenses is reflective of the varied levels of mortgage

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
     2002
During 2002, we opened 16 banking centers, bringing the banking center network total to 86.
Our gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $138.0 million. The 28.1% increase in 2002 is primarily attributable to normal salary increases, the employees hired at the new banking centers, and the increase in employees hired to accommodate the Company’s mortgage loan production. Total Company salaried employees increased by 307 full-time equivalents, a 12.5% increase, at December 31, 2002 versus December 31, 2001.
Commission expense, which is a variable cost associated with single-family mortgage loan production, totaled $102.7 million. Commission expense totaled 0.24% of total mortgage production in 2002.
Occupancy and equipment expense totaled $52.5 million during 2002. The continued increase in these expenses is reflective of the expansion undertaken in the Company’s deposit banking center network, along with the Company’s continuing investment in computer technology.
Advertising expense, which totaled $9.0 million during the year ended December 31, 2002, increased $3.9 million, or 76.4%, over the prior year. The increase is reflective of the expansion undertaken in the Company’s banking network.
Our FDIC premiums remained at $1.3 million for 2002. In each successive year, Flagstar typically has paid a higher amount of insurance premiums due to its expanding deposit base.
The Company paid $10.1 million in communication expenses for the year ended December 31, 2002. These expenses typically include telephone, fax and other types of electronic communication.
The Company pays taxes in the various states and local communities we are located in. For the year ended December 31, 2002 the Company’s state and local taxes equaled $8.7 million.
Other expense is a collection of non-specific expenses incurred during the year. Other expense totaled $44.0 million during 2002. The fluctuation in these expenses is reflective of the varied levels of mortgage production, the expansion undertaken in the Company’s banking operation, the increased costs associated with the enlarged real estate owned portfolio, the increased amount of costs related to the increased amount of loans pending foreclosure, and the increased amount of loans in a delinquency status.
FASB 91
In accordance with generally accepted accounting principles, certain loan origination fees and costs are capitalized and added as an adjustment of the basis of the individual loans originated. These fees and costs are amortized or accreted into income as an adjustment to the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2004 Flagstar deferred $154.1 million of gross loan origination costs, while during 2003 and 2002 the deferred expenses totaled $226.5 million and $144.0 million, respectively. These costs have not been offset by the revenue deferred for FASB 91 purposes. During 2004,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

2003, and 2002, the Company deferred $65.0 million, $119.5 million, and $76.8 million in qualifying loan fee revenue, respectively. For further information, see “Loan Fees and Charges,” above.
On a per loan basis, the cost deferrals totaled $815, $663, and $528 during 2004, 2003, and 2002, respectively. Net of deferred fee income, the cost deferred per loan totaled $471, $313, and $246 during 2004, 2003, and 2002, respectively. While revenue per loan has remained somewhat constant on a per loan basis, the Company’s loan origination costs have increased over the three-year period. Inflationary increases and the increased costs associated with the Company’s shift to retail and correspondent funding versus wholesale funding, which was the predominant lending channel in 2002 are the major reasons for these increases. This shift can also be seen in the cost of commissions, which is a deferrable item. On a per loan basis, the cost deferrals for commissions totaled $559, $417, and $377 during 2004, 2003, and 2002, respectively.
FEDERAL INCOME TAXES
For the year ended December 31, 2004, the Company’s provision for federal income taxes as a percentage of pretax earnings was 35.2%, compared to 35.0% in 2003 and 35.4% in 2002. For all periods presented in the Consolidated Statements of Earnings, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Refer to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for further discussion of the Company’s federal income taxes.
FINANCIAL CONDITION
ASSETS. The Company’s assets totaled $13.1 billion at December 31, 2004, reflecting an increase of $2.5 billion over December 31, 2003. Loans available for sale decreased $1.3 billion, reflecting the decrease in the amount of recent residential mortgage loan production recorded on the Company’s books that are pending sale. The investment loan portfolio increased $3.8 billion.
CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased from $148.4 million at December 31, 2003 to $156.5 million at December 31 2004.
MORTGAGE-BACKED SECURITIES HELD TO MATURITY. Mortgage-backed securities decreased from $30.7 million at December 31, 2003 to $20.7 million at December 31, 2004. The decrease was attributed to payoffs received offset slightly by a small purchase of $1.1 million in June 2004. The purchase was for Community Reinvestment Act (“CRA”) purposes.
INVESTMENT SECURITIES. The Company’s investment portfolio increased from $14.1 million at December 31, 2003 to $18.4 million at December 31, 2004. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and investments made by non-bank subsidiaries.
LOANS AVAILABLE FOR SALE. Mortgage loans available for sale decreased $1.3 billion from $2.8 billion at December 31, 2003, to $1.5 billion at December 31, 2004. The decrease in the size of this portfolio is attributable to the increase in the number of loans originated directly into portfolio. See the table below for the activity in the Company’s available for sale category over the past five years.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s loan production is inversely related to the level of long-term interest rates. As long-term rates decrease, the Company tends to originate an increasing number of mortgage loans. Likewise, as rates increase, the Company’s loan originations tend to decrease. A significant amount of the Company’s business during periods of low interest rates is derived from the refinancing of mortgage loans. Generally, the Company has been able to sell loans into the secondary market at a gain during periods of low or decreasing interest rates, and profitability levels have been greatest during these periods.
LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2004	2003	2002	2001	2000

	(In thousands)
Beginning mortgage loans available for sale	$2,759,551	$3,302,212	$2,746,791	$1,437,799	$2,230,381
Mortgage loans originated, net	31,891,486	55,866,218	43,703,804	33,276,507	9,998,948
Mortgage loans sold servicing retained, net	27,749,138	49,681,387	39,261,704	30,333,464	7,942,696
Mortgage loans sold servicing released, net	1,352,789	2,461,326	1,297,372	364,579	33,952
Mortgage loan amortization/ prepayments	1,745,708	1,652,811	461,983	919,577	357,933
Mortgage loans transferred, net	2,297,091	2,613,355	2,127,324	349,895	2,456,949

Ending mortgage loans available for sale	$1,506,311	$2,759,551	$3,302,212	$2,746,791	$1,437,799

INVESTMENT LOAN PORTFOLIO
Loans held for investment increased, in the aggregate, $3.8 billion from $6.8 billion at December 31, 2003, to $10.6 billion at December 31, 2004. Mortgage loans alone increased $3.2 billion, or 58.2%, to $8.7 billion at December 31, 2004, from $5.5 billion at December 31, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The following table sets forth a breakdown of our investment loan portfolio at December 31, 2004:
INVESTMENT LOAN PORTFOLIO BY TYPE

	Fixed	Adjustable
	Rate	Rate	Total

	(In thousands)
Mortgage loans held for investment	$712,722	$7,944,571	$8,657,293
Second mortgage loans	196,504	14	196,518
Commercial real estate	195,779	555,951	751,730
Construction	67,640	—	67,640
Warehouse lending	—	249,291	249,291
Consumer	23,620	603,956	627,576
Non-real estate commercial	2,755	5,660	8,415

Total	$1,199,020	$9,359,443	$10,558,463

The two tables below provide detail for the activity and the balance in our investment loan portfolio over the past five years.
INVESTMENT LOAN PORTFOLIO

	At December 31,
DESCRIPTION:	2004	2003	2002	2001	2000

	(In thousands)
Mortgage loans	$8,657,293	$5,478,200	$2,579,448	$2,193,473	$3,245,499
Second mortgage loans	196,518	141,010	214,485	232,466	168,886
Commercial real estate loans	751,730	548,392	445,270	314,247	194,653
Construction loans	67,640	58,323	54,650	53,505	60,534
Warehouse lending	249,291	346,780	558,782	298,511	66,765
Consumer loans	627,576	259,651	124,785	63,960	59,123
Non-real estate commercial loans	8,415	7,896	7,706	8,922	8,881

Total investment loan portfolio	10,558,463	6,840,252	3,985,126	3,165,084	3,804,341
Allowance for losses	(37,627)	(36,017)	(37,764)	(27,769)	(14,357)

Total investment loan portfolio, net	$10,520,836	$6,804,235	$3,947,362	$3,137,315	$3,789,984

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INVESTMENT LOAN PORTFOLIO ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2004	2003	2002	2001	2000

	(In thousands)
Beginning	$6,840,252	$3,985,126	$3,165,084	$3,804,341	$1,594,371
Loans originated	4,840,028	1,901,105	586,809	521,506	393,311
Change in lines of credit	(189,696)	1,267,338	331,826	128,310	(79,540)
Loans transferred from available for sale	2,297,091	2,613,355	2,127,324	349,895	2,456,949
Loan amortization/ prepayments	3,189,520	2,890,866	2,177,895	1,596,585	535,981
Loans transferred to repossessed assets	39,692	35,806	48,022	42,383	24,769

Ending	$10,558,463	$6,840,252	$3,985,126	$3,165,084	$3,804,341

ALLOWANCE FOR LOSSES. The allowance for loan losses totaled $37.6 million at December 31, 2004, an increase of $1.6 million, or 4.4%, from $36.0 million at December 31, 2003. The allowance for losses as a percentage of non-performing loans was 66.2% and 61.7% at December 31, 2004 and 2003, respectively. The Company’s non-performing loans totaled $56.9 million and $58.3 million at December 31, 2004 and 2003, respectively, and, as a percentage of investment loans, were 0.54% and 0.85% at December 31, 2004 and 2003, respectively.
The allowance for loan losses at December 31, 2004, was recorded at a level based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, the amount of historical charge offs and anticipated loss experience on such types of loans, and the current and near-term projected economic conditions. There is no assurance that the Company will not, in any particular period, sustain loan losses that exceed the allowance, or that subsequent evaluation of the loan portfolio, in light of the factors then-prevailing, including economic conditions, the credit quality of the assets comprising the portfolio, will not require significant increases in the allowance for loan losses.
See Asset Quality and the tables on Pages 14 through 20 for additional information on the Company’s provision for loan losses, loan loss allowance, and non-performing loans.
ACCRUED INTEREST RECEIVABLE. Accrued interest receivable increased from $29.9 million at December 31, 2003 to $37.0 million at December 31, 2004 as the Company’s total loan portfolio increased. The Company typically collects loan interest in the following month after it is earned.
FHLB STOCK. Holdings of FHLB stock increased from $198.4 million at December 31, 2003, to $234.8 million at December 31, 2004. This increase was required to accommodate the Company’s additional FHLB advances that were used to fund the increase in the investment loan portfolio. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. Management believes that

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the volume of our holdings of FHLB stock do not constitute a controlling or significant interest in the FHLB. As such, management does not believe that the FHLB is an affiliate or can in any other way be deemed to be a related party.
PREMISES AND EQUIPMENT. Premises and equipment, net of accumulated depreciation, totaled $180.1 million at December 31, 2004, an increase of $19.0 million, or 11.8%, from $161.1 million at December 31, 2003. During 2004, the Company added 22 new banking centers, continued the expansion of the home loan centers, and continued to invest in computer equipment.
MORTGAGE SERVICING RIGHTS. MSR totaled $188.0 million at December 31, 2004, a decrease of $72.1 million, from $260.1 million at December 31, 2003. For the year ended December 31, 2004, $27.6 billion of loans underlying mortgage servicing rights were originated or purchased, and $36.6 billion were reduced through sales, prepayments, and amortization resulting in a net decrease in mortgage loans serviced for others of $9.0 billion from $30.4 billion to $21.4 billion at December 31, 2004. The book value of the portfolio at December 31, 2004 is 0.88% versus 0.86% at December 31, 2003.
The portfolio at both December 31, 2004 and 2003 is primarily comprised of newly originated MSR. The portfolio at each date does not contain an impairment charge because of its recent origination to the current market rate. The weighted average service fee on loans serviced for others is 0.341%.
The amount of MSR, initially recorded is based on the fair value of the MSR as determined on the date of when the underlying loan is sold on a “servicing retained” basis. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on estimated values paid by third party buyers in recent servicing rights sale transactions, internal valuations, and market pricing. Estimates of fair value reflect the following variables:

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Anticipated prepayment speeds

•	Servicing costs per loan

•	Discounted yield rate
The most important assumptions used in the MSR valuation model are anticipated loan prepayment rates. During 2004, these rates ranged between 10% and 25% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.
On an ongoing basis the MSR portfolio is internally valued to assess any impairment in the asset. These impairment analyses utilize the same variables to determine the value of the portfolio at the financial statement date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained annually to confirm the reasonableness of the value generated by the internal valuation model.
At December 31, 2004 and 2003, the fair value of the MSR portfolio was $257.0 million and $410.6 million, respectively. At December 31, 2004, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.43%; (2) an anticipated loan prepayment rate of 21.0% CPR; and (3) servicing costs per conventional loan of $45.00 and $55.00 for each government or adjustable-rate loan.
LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the years ended December 31,
DESCRIPTION:	2004	2003	2002	2001	2000

	(In thousands)
Beginning loans serviced for others	$30,395,079	$21,586,797	$14,222,802	$6,644,482	$9,519,926
Loans servicing originated	27,584,787	49,461,431	39,198,521	30,514,703	7,982,201
Loan amortization/ prepayments	6,985,894	9,982,414	3,329,825	1,446,092	824,928
Loan servicing sales	29,639,248	30,670,735	28,504,701	21,490,291	10,032,717

Ending loans serviced for others	$21,354,724	$30,395,079	$21,586,797	$14,222,802	$6,644,482

REPURCHASED ASSETS. Repurchased assets are acquired because of representation and warranties issues related to loan sales. See “— Secondary Market Reserve,” below for more information. These assets are non-performing and totaled a net $17.1 million and a net $12.0 million in principal balance at December 31, 2004 and 2003, respectively. The assets have been adjusted by a specific reserve of $3.5 million and $4.1 million, at December 31, 2004 and 2003, respectively. During 2004 and 2003, the Company repurchased $68.7 million and $42.4 million in non-performing loans, respectively. These loans are acquired and subsequently foreclosed upon and later sold.
OTHER ASSETS. Other assets increased $110.0 million, or 112.2%, to $208.0 million at December 31, 2004, from $98.0 million at December 31, 2003. The majority of this increase was attributable to payments received on receivables recorded in conjunction with MSR sales transacted during the later part of 2004. Upon the sale of MSR, the Company receives a down payment from the purchaser equivalent to approximately 20% of the total purchase price and records a receivable account for the balance of the purchase price due. This recorded receivable is typically collected within a six-month time frame.
LIABILITIES. The Company’s total liabilities increased $2.5 billion, or 25.3%, to $12.4 billion at December 31, 2004, from $9.9 billion at December 31, 2003. This increase was primarily attributable to the net increase in interest bearing liabilities.
DEPOSITS. Deposit accounts increased $1.7 billion, or 29.8%, to $7.4 billion at December 31, 2004, from $5.7 billion at December 31, 2003. This increase reflects the Company’s growth strategy. The deposits can be

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

subdivided into three areas: the consumer direct division, the municipal division, and our national accounts division.
Consumer direct deposits accounts increased $0.6 billion, or 16.7%, to $4.2 billion at December 31, 2004, from $3.6 billion at December 31, 2003. This increase reflects the increase in the number of banking centers. The number of banking centers increased from 98 at December 31, 2003 to 120 at December 31, 2004. The Company has been aggressive in its pricing strategy when entering new markets in order to accelerate its growth plan. This strategy has attracted one-year certificates of deposit and money market deposits. At December 31, 2004, the Company’s consumer direct certificates of deposit totaled $2.1 billion, with an average balance of $24,712 and a weighted average cost of 3.51%. The Company’s money market deposits totaled $0.9 billion, with an average cost of 1.97%. Core accounts, or saving and checking accounts, totaled 31.0% of total retail deposits.
During 2001, the Company began calling on local municipal agencies as another source for deposit funding. These deposit accounts increased $0.4 billion, or 44.4%, to $1.3 billion at December 31, 2004, from $0.9 billion at December 31, 2003. These deposits had a weighted average cost of 2.37% at December 31, 2004. These deposit accounts include $1.2 billion that are certificates of deposit with maturities typically less than one year and $0.1 billion in checking and savings accounts.
The national accounts division garners funds through nationwide advertising of deposit rates and through investment brokers located across the country. These deposit accounts increased $0.7 billion, or 58.3%, to $1.9 billion at December 31, 2004, from $1.2 billion at December 31, 2003. These deposits had a weighted average cost of 3.05% at December 31, 2004. This increase reflects management’s decision to continue to grow the Company’s asset base utilizing secondary market deposits with specific maturities.
The deposit accounts are as follows December 31, (in thousands):

	2004	2003	2002

Demand accounts	$376,506	$390,008	$401,517
Savings accounts	884,117	314,452	352,155
MMDA	859,573	1,320,635	575,411
Certificates of deposit	2,056,608	1,602,223	1,324,486

Total consumer direct deposits	4,176,804	3,627,318	2,653,569

Municipal deposits	1,264,225	899,123	807,665
National accounts	1,938,626	1,153,726	912,655

Total deposits	$7,379,655	$5,680,167	$4,373,889

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion, $1.3 billion and $894.5 million at December 31, 2004, 2003 and 2002, respectively.
INTEREST RATE SWAPS. In October 2003, the Company entered into a series of interest rate swaps to offset its exposure to rising rates. The notional amount of these swaps totaled $500.0 million. Contractually, the Company receives a floating rate tied to LIBOR and pays a fixed rate. The swaps are categorized in two

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

groups: the first receiving one-month LIBOR and the second receiving three-month LIBOR. These swaps have maturities ranging from three to five years. These interest rate swaps effectively act as a cash flow hedge against a rise in the cost of our deposits. On December 30, 2004, the Company extinguished $250.0 million of the aforementioned swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain will be reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps.
On December 19, 2002, we, through our subsidiary Trust II, completed a private placement sale of trust preferred securities. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where the Company pays a fixed rate of 6.88% on a notional amount of $25.0 million and receives a floating rate equal to that being paid on the Trust II securities.
As of December 31, 2004, the Company recorded a net market value adjustment of $2.7 million on our portfolio of swaps. The adjustment was recorded as an increase to accumulated other comprehensive income in stockholders’ equity.
FHLB ADVANCES. FHLB advances increased $0.9 billion, or 28.1%, to $4.1 billion at December 31, 2004, from $3.2 billion at December 31, 2003. The Company relies upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon the Company’s current inventory of loans available for sale and the availability of lower cost funding from its retail deposit base and its escrow accounts. The average outstanding balance of advances from the FHLB totaled $3.6 billion and $2.7 billion during 2004 and 2003, respectively.

	For the years ended December 31,
	2004	2003	2002

Maximum outstanding at any month end	$4,097,000	$3,320,000	$2,492,000
Average balance	3,631,851	2,711,119	2,179,060
Average interest rate	3.96%	4.69%	5.29%
The portfolio of FHLB advances contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding at December 31, 2004 (in thousands):

	Amount	Rate

Floating rate daily advances	$620,000	1.95%
Fixed rate putable advances	1,120,000	5.15
Fixed rate term advances	2,350,000	3.53

Total	$4,090,000	3.74%

The portfolio of putable FHLB advances maybe called by the FHLB based on the level of LIBOR. During the first quarter of 2005, $420.0 million of these putable advances will mature. The remaining $700.0 million of these advances, which have a rate of 4.49%, have a maturity date in 2011. The advances can be called if

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIBOR reaches 4.50%. The corresponding level of this index is at 2.35% at December 31, 2004. If these advances are called, the Company will be forced to find an alternative source of funding, which could be at a higher cost and therefore negatively impact net earnings.
LONG TERM DEBT. As part of our overall capital strategy, we may raise capital through the issuance of trust preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities mature 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings is contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital.
On April 27, 1999, we, through our subsidiary Trust, completed the sale of 2.99 million shares of 9.50% trust preferred securities, providing gross proceeds totaling $74.8 million. On April 30, 2004, the Company redeemed the preferred securities. Trust is currently inactive.
On December 19, 2002, we, through our subsidiary Trust II, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of 4.66%. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where the Company pays a fixed rate of 6.88% on a notional amount of $25.0 million and receives a floating rate equal to that being paid on the Trust II securities.
On February 19, 2003, we, through our subsidiary Trust III, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
On March 19, 2003, we, through our subsidiary Trust IV, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
On December 29, 2004, we, through our subsidiary Trust V, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first three months of 4.55% and a floating rate that reprices quarterly thereafter at three-month LIBOR, plus 2.00%.
ACCRUED INTEREST PAYABLE. Accrued interest payable increased $7.8 million, or 38.4%, to $28.1 million at December 31, 2004 from $20.3 million at December 31, 2003. These amounts represent interest payments that are payable to depositors and other entities from which the Company has borrowed funds. These balances fluctuate with the size of the interest-bearing liability portfolio. The interest-bearing liability portfolio increased 27.5% during the period, but was offset by a 42 basis point decrease in the average cost of liabilities.
UNDISBURSED PAYMENTS. Undisbursed payments on loans serviced for others increased $20.9 million, or 4.4%, to $496.2 million at December 31, 2004, from $475.3 million at December 31, 2003. These amounts

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2004, including subservicing, equaled $30.5 billion versus $33.8 billion at December 31, 2003.
ESCROW ACCOUNTS. The amount of funds in escrow accounts decreased $2.1 million, or 1.2%, to $176.4 million at December 31, 2004, from $178.5 million at December 31, 2003. These accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount of loans serviced. The balances also fluctuated during the year depending upon the scheduled payment dates for the related liabilities. Total residential mortgage loans serviced at December 31, 2004, equaled $40.7 billion versus $42.0 billion at December 31, 2003, a 4.8% decrease.
LIABILITY FOR CHECKS ISSUED. The liability for checks issued decreased $8.6 million, or 31.3%, to $18.9 million at December 31, 2004, from $27.5 million at December 31, 2003. This liability primarily reflects the amount of outstanding checks the Company has written to acquire mortgage loans. This account grows or contracts in conjunction with the amount of loans that are in the Company’s mortgage pipeline.
FEDERAL INCOME TAXES PAYABLE. Income taxes payable decreased $41.6 million, or 56.5%, to $32.0 million at December 31, 2004, from $73.6 million at December 31, 2003. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
SECONDARY MARKET RESERVE. To account for the exposure posed by loan repurchases as compared to loans that we acquire or purchase for our own investment loan portfolio, we have established a separate reserve for losses from repurchased loans. Accordingly, in the fourth quarter of 2003, we reclassified $10.3 million from our allowance for loan losses to a newly established secondary market reserve. Our secondary market reserve was $19.0 million at December 31, 2004 and $10.3 million at December 31, 2003. We charge any provision to the secondary market reserve as an offset to net loan sale gains.
OTHER LIABILITIES. Other liabilities decreased $1.2 million, or 2.3%, to $51.7 million at December 31, 2004, from $52.9 million at December 31, 2003. This increase is reflective of the decrease in mortgage origination volume during the fourth quarter of 2004 versus the comparable 2003 period.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS. The Company has various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Item 8. Financial Statements Notes 4, 12, 14, 15 and 16. The following table presents the aggregate

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

annual maturities of contractual obligations (based on final maturity dates) at December 31, 2004 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without stated maturities	$2,223,356	$—	$—	$—	$2,223,356
Certificates of deposits	2,407,612	2,096,071	630,120	22,496	5,156,299
FHLB Advances	1,840,000	1,200,000	700,000	350,000	4,090,000
Trust preferred Securities	—	—	—	103,102	103,102
Operating leases	7,070	7,617	2,407	1,829	18,923
Other debt	25	50	50	1,200	1,325

Total	$6,478,063	$3,303,738	$1,332,577	$478,627	$11,593,005

ASSET LIABILITY MANAGEMENT
Flagstar considers that its primary business objective is to provide stockholders the highest return possible on their investment while maintaining a certain risk posture. This objective includes the management of credit risk and interest rate risk.
Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of executive officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact of projected interest rate scenarios on earnings and capital, potential changes in interest rates, the economy, liquidity, business strategies, and other factors. The EIC meets monthly or as necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”).
The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility, and deposit activity.
The EIC is authorized to utilize financial derivative products such as interest rate swaps, interest rate futures, and forward sale commitments to manage and adjust the amount of interest rate sensitivity inherent in the Company’s balance sheet. At December 31, 2004, the Company had $1.5 billion of residential mortgage loans held for sale and had made commitments to originate another $2.5 billion in mortgage loans. These loans were hedged against losses from interest rate fluctuations by $2.0 billion of forward commitments to sell mortgage-backed securities. These forward sales contracts entered into by the Company were with Wall Street primary dealers.
In order to hedge the against the effects of rising rates on its interest-bearing liability portfolio, the Company has utilized $500.0 million of interest rate swaps with Wall Street primary dealers. These swaps were acquired to allow the placement of a fixed rate on a portion of the Company’s short duration deposit

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

portfolio. The swaps have had the effect of lengthening the duration of the deposit portfolio. In December 2004, the Company extinguished its position in $250.0 million of these swaps. The removal of these swaps caused the Company to become more sensitive to an increase in interest rates. Management’s decision was based on a thorough review of the interest rate risk exposure the Company was assuming at the time. The $2.6 million after tax cash gain realized on the removal of these instruments will be reclassified into earnings from accumulated other comprehensive income over the next three years, which is the original duration of the extinguished swaps. The Company’s level of risk expressed, as a percent of the Company’s net portfolio value at December 31, 2004 was 0.85%.
On December 19, 2002, we, through our subsidiary Trust II, completed a private placement sale of trust preferred securities. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where the Company pays a fixed rate of 6.88% on a notional amount of $25.0 million and receives a floating rate equal to that being paid on the Trust II securities.
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
Flagstar, because of its high concentration of loans held for sale and its large portfolio of adjustable rate loans, generally will record higher levels of net interest income in a rising interest rate environment and will experience declining net interest income during periods of falling interest rates. This happens because the Company’s assets reprice or mature faster than the majority of the Company’s liabilities reset or mature.
In the past, the savings and loan industry measured interest rate risk by using Gap analysis. Gap analysis is one indicator of interest rate risk; however it only provides a glimpse into expected asset and liability repricing in segmented time frames.
Today the thrift industry utilizes the concept of Net Portfolio Value (“NPV”). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.
The following table is a summary of the changes in the Company’s NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2004 and 2003 and as adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. The 2004 and 2003 scenarios are not

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.
The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single-family loans and MSRs. Further, this analysis is based on the Company’s interest rate exposure at December 31, 2004 and 2003, and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact NPV. Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derived these assumptions considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, the Company’s historical experience, and the Company’s asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with leverage, option, or prepayment risks. Also, the Company is affected by basis risk, which is the difference in repricing characteristics of similar term rate indices. As such, this analysis is not intended to be a precise forecast of the effect a change in market interest rates would have on the Company.
While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If NPV rises in an up or down interest rate scenario, that would dictate an up direction for the margin in that hypothetical rate scenario. The same would be seen in a falling scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario. The following table presents the NPV in the stated interest rate scenarios (in millions):

December 31, 2004					December 31, 2003

Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

+300	$859.2	6.90%	$(378.4)	(30.6)%	+300	$1,001.5	9.78%	$(64.3)	(6.0)%
+ 200	$1,079.8	8.41%	$(157.8)	(12.8)%	+ 200	$1,054.8	10.06%	$(11.0)	(1.0)%
+ 100	$1,165.9	8.90%	$(71.7)	(5.8)%	+ 100	$1,088.2	10.14%	$22.4	2.1%
Current	$1,237.6	9.26%			Current	$1,065.8	9.75%
-100	$1,229.5	9.06%	$(8.1)	(0.7)%	-100	$939.0	8.47%	$(126.8)	(11.9)%
LIQUIDITY AND CAPITAL RESOURCES
The Company’s primary sources of funds are customer deposits, loan repayments and sales; advances from the FHLB, cash generated from operations, and customer escrow accounts. Additionally, during the past seven years, the Company and its affiliates have issued securities in six separate offerings to the capital markets, generating over $232.4 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. Flagstar does not foresee any difficulty in meeting its liquidity requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Loan principal repayments and payoffs totaled $5.0 billion during 2004, representing an increase of $0.4 billion, or 8.7%, compared to 2003. This increase was attributable to the lower interest rate environment experienced during 2004, which created an increase in the amount of loan refinancings and loan payoffs.
The following table sets forth the scheduled principal payments of Flagstar’s investment loan portfolio at December 31, 2004, assuming that principal repayments are made in accordance with the contractual terms of the loans.
LOAN REPAYMENT SCHEDULE

	Within	1 year to	2 years to	3 years to	5 years to	10 years to	Over
	1 year	2 years	3 years	5 years	10 years	15 years	15 years	Totals

	(In thousands)
Mortgage loans held for investment	$145,264	$126,214	$124,312	$244,878	$593,743	$549,006	$6,737,299	$8,520,716
Second mortgage	7,024	6,772	6,528	12,586	29,201	23,949	109,191	195,251
Commercial real estate	61,893	56,787	52,102	95,606	199,577	117,249	166,984	750,198
Construction	65,945	—	—	—	—	—	—	65,945
Warehouse lending	249,291	—	—	—	—	—	—	249,291
Consumer	48,481	44,708	41,230	76,044	175,334	92,316	144,982	623,095
Non-real estate commercial	883	790	707	1,266	2,501	1,190	1,078	8,415

Total	$578,781	$235,271	$224,879	$430,380	$1,000,356	$783,710	$7,159,534	$10,412,911

Sales of mortgage loans totaled $28.9 billion in principal balance during 2004, compared to $51.9 billion in 2003. The sales recorded during 2004 were lower than in 2003 due to the decreased loan origination volume. During 2004 and 2003, the Company sold 85.0% and 92.0%, respectively, of the loans originated.
Customer deposits increased $1.7 billion, or 29.8%, and totaled $7.4 billion at December 31, 2004. The increase is directly attributable to the Company’s aggressive growth strategy as discussed above. See Corporate Strategies and Objectives — Liquidity.
During 2004, the Company increased its borrowings from the FHLB by $0.9 billion, or 28.1%. The Company utilizes FHLB advances to provide the duration matched funding required in its asset liability management strategies.
The Company paid a cash dividend of $0.25 on its common stock on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.
On December 19, 2002, we, through our subsidiary Trust II, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of 4.66%. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where the Company pays a fixed rate of 6.88% on a notional amount of $25.0 million and receives a floating rate equal to that being paid on the Trust II securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

On February 19, 2003, we, through our subsidiary Trust III, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
On March 19, 2003, we, through our subsidiary Trust IV, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
On December 29, 2004, we, through our subsidiary Trust V, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first three months of 4.55% and adjust quarterly in accordance with three-month LIBOR, plus 2.00%.
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
At December 31, 2004, the Company had outstanding rate-lock commitments to lend $2.5 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $367.3 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, as of December 31, 2004, the Company had outstanding commitments to sell $2.0 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused collateralized lines of credit totaled $1.8 billion at December 31, 2004. Such commitments include $1.3 billion in unused warehouse lines of credit to various mortgage companies at December 31, 2004.
The Company is expanding its banking operations through the Michigan and Indiana area and is expecting to open up to 18 new banking centers and 25 new home loan centers during 2005, including new centers in the Atlanta, Georgia metropolitan area. The expansion of the banking network is funded from the Company’s ongoing operations and reduces the Company’s capital resources. The Company expects that new banking centers become profitable in 12 to 18 months, and until that time, the new banking centers will increase the Company’s costs of operation.
Impact of Off-Balance Sheet Arrangements
Through December 31, 2003, the Company had no off-balance sheet arrangements. During the first quarter of 2004, the Company implemented FIN 46R, which required us to separately report, rather than include in our consolidated financial statements, the separate financial statements of our wholly owned subsidiaries

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV. We do this by reporting our investment in these entities under “other assets.” In December 2004, Flagstar Statutory Trust V was created to raise $25.0 million in capital, and its financial statements are also reported separately from our consolidated financial statements. See Recently Issued Accounting Standards below.
Impact of Inflation and Changing Prices
The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ACCOUNTING AND REPORTING DEVELOPMENTS
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. This statement amends the principle that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will adopt this standard effective the third quarter of 2005. Management has not determined the impact of the standard on its results of operations, but does not expect the standard to have a material impact on financial condition or liquidity.
In March 2004, the SEC issued Staff Accounting Bulletin No. 105(SAB 105), Application of Accounting Principles to Loan Commitment, stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS No. 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The Company has not historically considered the expected future cash flows related to servicing in valuing its loan commitments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consequently, adoption of SAB 105 resulted in no material change to our valuation procedures. As such, the adoption of SAB 105 had no impact on our financial condition, results of operations or liquidity.
In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that possess certain characteristics as defined within the Interpretation. However, in December 2003, the FASB issued Interpretation No. 46R (FIN 46R), which revised FIN 46 and intended to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R required the deconsolidation of trust preferred security subsidiaries. FIN 46R allowed the Company to adopt its provisions as of the first quarter of 2004. Management determined that Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV qualified as variable interest entities under FIN 46R. The Trusts issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. Through December 31, 2003, these Trusts were consolidated into the Company’s financial statements. Upon application of FIN 46R during the first quarter of 2004, the Company no longer consolidated the Trusts. The deconsolidation resulted in the investment in the common stock of the Trusts that is included in other assets in the Company’s consolidated financial statements and the corresponding increase in outstanding debt of $3.1 million at December 31, 2004. In addition, the income received on the Company’s common stock investment is included in other interest income. Recently issued guidance from the Federal Reserve Board has confirmed that FIN 46R treatment does not affect our calculation of the Bank’s regulatory capital levels.

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
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.
The most significant accounting policies followed by the Company are presented in Note 4 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the financial statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of derivative instruments, and secondary marketing reserves to be critical accounting policies.
Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Company’s loan portfolio as of the balance sheet date. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that may affect the borrower’s ability to repay, the estimated value of underlying collateral and general economic conditions. The Company’s methodology for assessing the adequacy of the allowance includes the evaluation of three distinct components: the formula allowance, the specific allowance and the allocated allowance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

There are many factors affecting the allowance for loan losses. Some factors are quantitative in nature while other factors require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.
Mortgage Servicing Rights. Servicing residential mortgage loans for third-party investors represent a significant business activity for the Company. MSRs do not trade in an active open market with readily observable market prices. Although sales of MSRs do occur, the exact terms and conditions may not be readily available. As a result, determining the fair value of mortgage servicing rights involves a calculation of the present value of a set of market driven and MSR specific cash flows. Conclusions must also be made about future market conditions including interest rates in order to complete the analysis. Our model calculates a fair value based upon variables but does not and cannot take into account the actual price our specific MSR could be sold at in a fair exchange. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are reasonable and comparable to those used by other market participants.
From time to time the Company sells certain of its mortgage servicing rights to investors. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction costs. The mortgage servicing rights are sold in separate transactions from the sale of the underlying loans.
Annually, we have the portfolio valued by an outside valuation expert. A misstatement of the value of this asset could adversely affect earnings during the period that the MSR asset was valued.
Derivative Accounting. The Company utilizes certain financial instruments in the ordinary course of business to reduce its exposure to changes in interest rates. The Company uses traditional financial instruments such as forward sale commitments for this purpose. The Company may also utilize interest rate futures, interest rate swaps, or other hedging instruments to manage its exposure to interest rate risk. The Company does not retain interests in the loans it sells, nor does it enter into more volatile financial instruments such as leveraged derivatives or structured notes.
Derivative instruments are carried at fair value on the balance sheet. In the ordinary course of business, we issue interest rate lock commitments to borrowers in connection with single-family mortgage loan originations. These commitments are classified as derivative instruments under SFAS No. 133.
When the Company enters into hedging vehicles that are classified as derivative instruments, they are designated at their inception as either fair value or cash flow hedges. Forward delivery contracts are designated as fair value hedges. The Company’s interest rate swap contracts are designated at their inception as cash flow hedges. Hedging effectiveness is measured monthly. For fair value hedges, the ineffective portion of the hedge is recorded directly to the statement of earnings through the gain on loan sales line item. For cash flow hedges, the fair value of the instrument on the effective portion of the hedge is recorded as a

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

component of other comprehensive income and the ineffective portion is reclassified to earnings. To date, the ineffective portion of the cash flow hedges has been insignificant.
The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, management must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. The cash flow projection models are obtained from third parties and the assumptions used by management are based on yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of the models. The valuation process is subjective and susceptible to change. An erroneous valuation could misstate the Company’s financial position and earnings.
Secondary Market Reserve. We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with the representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses. In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve.
The Company maintains a reserve against probable losses that will be incurred due to the repurchase of mortgage loans sold in the secondary market. The reserve is maintained at a level that is based on management’s analysis of the probable losses related to the repurchase of loans that were sold during the prior sixty-month period. Although there is no contractual time frame as to breaches of representations or warranties, management believes that loans that have been sold more than five years ago represent an insignificant risk. There can be no assurance that the Company will not sustain losses that exceed the reserve, or that subsequent evaluation will not require increases to the reserve. Any increase in this reserve would decrease the earnings in the period in which the increase is recorded.
Loan Sales. Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values. In the company’s loans sale transactions, the only interests retained are the mortgage servicing rights created when the underlying loan is sold.

ITEM 8. FINANCIAL STATEMENTS

March 21, 2005
Management’s Report
Flagstar Bancorp’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States of America are used.
In discharging this responsibility, management maintains a comprehensive system of internal controls and supports an extensive program of internal audits, has made organizational arrangements providing appropriate divisions of responsibility and has established communication programs aimed at assuring that its policies, procedures and principles of business conduct are understood and practiced by its employees.
The financial statements included in this document have been audited by Grant Thornton LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversights Board (United States) and Grant Thornton LLP’s reports and consents are included herein.
The Board of Directors’ responsibility for these financial statements is pursued mainly through its Audit Committee. The Audit Committee is composed entirely of directors who are not officers or employees of Flagstar Bancorp, Inc., meets periodically with the internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/ Mark T. Hammond

Mark T. Hammond
President and Chief Executive Officer

/s/ Michael W. Carrie

Michael W. Carrie
Executive Director, Treasurer,
and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Flagstar Bancorp, Inc.
We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3, the accompanying consolidated statement of financial condition as of December 31, 2003 and the consolidated statements of stockholders’ equity for the years ended December 31, 2003 and 2002 have been restated to reflect the effects of an overstatement of accrued interest in the periods ended December 31, 2001. As discussed in Note 4 to the consolidated financial statements, the Company implemented Derivatives Implementation Group Issue Number C 13 (DIG C13) pertaining to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” on September 30, 2002.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flagstar Bancorp, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2005 expressed an adverse opinion thereon.
/s/ GRANT THORNTON LLP
Southfield, Michigan
March 21, 2005

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At December 31,
	2004	2003

		As restated
Assets
Cash and cash equivalents	$156,457	$148,417
Mortgage backed securities held to maturity	20,710	30,678
Investment securities	18,391	14,144
Mortgage loans available for sale	1,506,311	2,759,551
Investment loan portfolio	10,558,463	6,840,252
Less: allowance for losses	(37,627)	(36,017)

Investment loan portfolio, net	10,520,836	6,804,235

Total earning assets	12,066,248	9,608,608
Accrued interest receivable	36,961	29,936
Repossessed assets, net	37,823	36,778
Repurchased assets, net	17,099	11,956
Federal Home Loan Bank stock	234,845	198,356
Premises and equipment, net	180,095	161,057
Mortgage servicing rights, net	187,975	260,128
Other assets	207,985	98,010

Total assets	$13,125,488	$10,553,246

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,379,655	$5,680,167
Federal Home Loan Bank advances	4,090,000	3,246,000
Long term debt	104,427	151,100

Total interest-bearing liabilities	11,574,082	9,077,267
Accrued interest payable	28,145	20,328
Undisbursed payments on loans serviced for others	496,210	475,261
Escrow accounts	176,424	178,472
Liability for checks issued	18,941	27,496
Federal income taxes payable	26,115	67,645
Secondary market reserve	19,002	10,254
Other liabilities	51,732	52,855

Total liabilities	12,390,651	9,909,578
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock — $.01 par value, 80,000,000 shares authorized, 61,357,614 shares issued and outstanding at December 31, 2004; 60,675,169 shares issued and outstanding at December 31, 2003	614	607
Additional paid in capital	40,754	35,394
Accumulated other comprehensive income	5,343	2,173
Retained earnings	688,126	605,494

Total stockholders’ equity	734,837	643,668

Total liabilities and stockholders’ equity	$13,125,488	$10,553,246

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(in thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002

Interest Income
Loans and mortgage backed securities	$559,902	$494,773	$439,819
Other	3,535	8,295	1,977

Total	563,437	503,068	441,796
Interest Expense
Deposits	167,765	138,625	126,977
FHLB advances	143,914	127,044	115,345
Other	28,467	42,813	21,558

Total	340,146	308,482	263,880

Net interest income	223,291	194,586	177,916
Provision for losses	16,077	20,081	27,126

Net interest income after provision for losses	207,214	174,505	150,790
Non-Interest Income
Loan fees and charges	18,003	17,440	13,657
Deposit fees and charges	12,125	7,006	4,860
Loan administration	30,097	(18,660)	(4,278)
Net gain on loan sales	59,714	357,276	192,612
Net gain on sales of mortgage servicing rights	91,740	67,302	14,474
Other fees and charges	44,442	35,513	21,412

Total	256,121	465,877	242,737
Non-Interest Expense
Compensation and benefits	112,512	104,310	102,465
Occupancy and equipment	64,692	65,033	52,531
Other taxes	11,436	17,646	8,662
General and administrative	52,802	62,286	58,616

Total	241,442	249,275	222,274

Earnings before tax provision and cumulative effect of a change in accounting principle	221,893	391,107	171,253
Provision for federal income taxes	78,139	136,755	60,626

Earnings before cumulative effect of a change in accounting principle	143,754	254,352	110,627
Cumulative effect of a change in accounting principle	—	—	18,716

Net Earnings	$143,754	$254,352	$129,343

Earnings per share before cumulative effect of a change in accounting principle
Basic	$2.35	$4.25	$1.90
Diluted	$2.24	$3.99	$1.79
Earnings per share from a cumulative effect of a change in accounting principle
Basic	$—	$—	$0.32
Diluted	$—	$—	$0.30

Earnings per share Basic	$2.35	$4.25	$2.22

Diluted	$2.24	$3.99	$2.09

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity

Previously reported balance at January 1, 2002	$574	$21,666	$—	$269,248	$291,488
Adjustment	—	—	—	(11,015)	(11,015)

Restated balance at January 1, 2002	574	21,666	—	258,233	280,473
Net earnings	—	—	—	129,343	129,343
Stock options exercised	18	4,872	—	—	4,890
Tax benefit from stock based Compensation	—	2,609	—	—	2,609
Dividends paid ($0.12 per share)	—	—	—	(9,384)	(9,384)

Balance at December 31, 2002	592	29,147		378,192	407,931
Net earnings	—	—	—	254,352	254,352
Net unrealized gain on swaps used in cash flow hedges	—	—	2,173	—	2,173

Total comprehensive income	—	—	—	—	256,525
Issuance costs of Flagstar Capital Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock-based compensation	—	8,945	—	—	8,945
Dividends paid ($0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	607	35,394	2,173	605,494	643,668
Net earnings	—	—	—	143,754	143,754
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income	—	—	—	—	146,924
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004	$614	$40,754	$5,343	$688,126	$734,837

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the years ended December 31,
	2004	2003	2002

Operating Activities
Net earnings	$143,754	$254,352	$129,343
Adjustments to net earnings to net cash used in operating activities
Provision for losses	16,077	20,081	27,126
Depreciation and amortization	106,124	154,149	88,142
FHLB stock dividends	(9,909)	(6,167)	(8,316)
Net gain on the sale of assets	(2,608)	(3,787)	(3,495)
Net gain on loan sales	(59,714)	(357,276)	(192,612)
Net gain on sales of mortgage servicing rights	(91,740)	(67,302)	(14,474)
Proceeds from sales of loans available for sale	29,479,668	53,006,843	41,226,136
Origination and repurchase of loans, net of principal repayments	(30,463,805)	(54,720,261)	(43,716,268)
Increase in accrued interest receivable	(7,025)	(3,603)	(3,271)
Net increase in repurchased assets	(5,143)	(1,551)	(6,249)
(Increase) decrease in other assets	(109,107)	62,231	(33,027)
Increase (decrease) in accrued interest payable	7,817	3,478	(1,231)
Decrease liability for checks issued	(8,555)	(96,797)	(22,994)
(Decrease) increase in federal income taxes payable	(39,232)	1,164	(4,002)
Increase (decrease) increase in other liabilities	7,625	(76,965)	27,379

Net cash used in operating activities	(1,035,773)	(1,831,411)	(2,507,813)
Investing Activities
Net change in investment securities	(4,247)	(2,378)	(3,817)
Net change in mortgage backed securities	9,968	8,432	(39,110)
Origination of portfolio loans, net of principal repayments	(1,476,858)	(299,500)	1,246,834
Purchase of Federal Home Loan Bank stock	(26,580)	(48,356)	(21,600)
Investment in unconsolidated subsidiary	3,102	—	—
Proceeds from the disposition of repossessed assets	42,845	48,707	40,627
Acquisitions of premises and equipment, net of proceeds	(49,112)	(43,257)	(35,682)
Increase in mortgage servicing rights	(318,028)	(497,340)	(478,456)
Proceeds from the sale of mortgage servicing rights	405,864	412,252	368,045

Net cash (used in) provided by investing activities	(1,413,046)	(421,440)	1,076,841
Financing Activities
Net increase in deposit accounts	1,699,488	1,306,278	765,786
Issuance of junior subordinated debt	25,000	50,000	25,000
Net increase in Federal Home Loan Bank advances	844,000	1,024,000	251,495
Net (decrease) increase in other long term debt	(25)	1,350	—
Redemption of preferred securities	(74,750)	—	—
Net receipt (disbursement) of payments of loans serviced for others	20,949	(119,946)	364,620
Net (disbursement) receipt of escrow payments	(2,048)	30,278	42,478
Proceeds from the exercise of stock options	3,318	444	4,890
Net tax benefit for stock grants issued	2,049	8,945	2,609
Dividends paid to stockholders	(61,122)	(27,050)	(9,384)

Net cash provided by financing activities	2,456,859	2,274,299	1,447,494

Net increase in cash and cash equivalents	8,040	21,448	16,522
Beginning cash and cash equivalents	148,417	126,969	110,447

Ending cash and cash equivalents	$156,457	$148,417	$126,969

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$39,692	$36,901	$43,317

Total interest payments made on deposits and other borrowings	$347,964	$305,005	$262,649

Federal income taxes paid	$119,500	$130,500	$72,000

Loans available for sale transferred to held for investment	$2,297,091	$2,613,355	$2,127,224

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements

Note 1 – Nature of Business
Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.1 billion in assets at December 31, 2004, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
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
The mortgage loans may be securitized and sold in order to generate mortgage servicing rights. The Company may also invest in a significant amount of its loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.
The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
Note 2 – Corporate Structure
We conduct business through a number of wholly-owned subsidiaries in addition to the Bank. Our additional subsidiaries include Douglas Insurance Agency, Inc., Flagstar Commercial Corporation, Flagstar Credit Corporation, Flagstar Trust, Flagstar Title Insurance Agency, Inc., Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, and Flagstar Investment Group, Inc.
Douglas Insurance Agency
Douglas Insurance Agency, Inc (“Douglas”), acts as an agent for life insurance and health and casualty insurance companies. Douglas recorded a net loss of $18,000, in 2004, and was inactive during 2003 and 2002, respectively. Douglas’ primary purpose is to act as the agent that provides group life and health insurance to Flagstar Bancorp employees. Douglas also acts as a broker with regards to certain insurance product offerings to employees and customers.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 2 – Corporate Structure (continued)
Flagstar Commercial Corporation
Flagstar Commercial Corporation was inactive during 2004, 2003 and 2002.
Flagstar Credit Corporation
Flagstar Credit Corporation (“Credit”) is a Michigan corporation whose common stock is owned solely by the Company. Credit participates in private mortgage insurance operations with certain private mortgage insurers. Credit has contractual arrangements that include the collection of up 25% of the mortgage insurance premiums paid by the insured in exchange for providing certain performance guarantees on certain pools of loans underwritten and originated by the Company. Credit is contractually bound to provide a second tier of loss protection when the incurred foreclosure losses on the pool of loans exceeds 5% of the original balance. The loans are insured for any loss greater than 10% by a third party insurance carrier. Credit recorded net earnings of $3.1 million, $5.7 million, and $0.5 million in 2004, 2003, and 2002, respectively.
Flagstar Title Insurance Agency, Inc.
Flagstar Title Insurance Agency, Inc (“Title”), is a Michigan corporation whose common stock is owned solely by the Company. Title offers title insurance closing services to the metropolitan Detroit real estate community. Title recorded net earnings (loss) of $(78,900), $138,600, and $239,700 in 2004, 2003, and 2002, respectively. Title discontinued operations in 2004.
Flagstar Investment Group, Inc.
Flagstar Investment Group, Inc (“Investment”), is a Michigan corporation whose common stock is owned solely by the Company. Investment formerly employed a sales staff that sold investment products on a consumer direct basis. Investment was inactive during 2004, 2003, and 2002.
Non-Consolidated Subsidiaries

Flagstar Trust

Flagstar Trust is a Delaware trust whose common stock is owned solely by the Company and in 1999 sold 2.99 million shares of trust preferred securities to the general public in an initial public offering. On April 30, 2004, all of the preferred securities were redeemed. Flagstar Trust is currently inactive.

Flagstar Trust II

Flagstar Trust II is a Connecticut statutory trust whose common stock is owned solely by the Company and in December 2003 sold $25.0 million preferred securities in a private placement.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 2 – Corporate Structure (continued)

Flagstar Trust III

Flagstar Trust III is a Delaware statutory trust whose common stock is owned solely by the Company and in February 2003 sold $25.0 million preferred securities in a private placement.

Flagstar Trust IV

Flagstar Trust IV is a Delaware statutory trust whose common stock is owned solely by the Company and in March 2003 sold $25.0 million preferred securities in a private placement.

Flagstar Trust V

Flagstar Trust V is a Delaware statutory trust whose common stock is owned solely by the Company and in December 2004 sold $25.0 million preferred securities in a private placement.
Flagstar Bank
The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank owns four subsidiaries: FSSB Mortgage Corporation, Flagstar Intermediate Holding Company, Mid-Michigan Service Corporation, and SSB Funding Corporation. Mortgage, Mid-Michigan, and Funding are currently inactive subsidiaries. Holding is the parent of Flagstar LLC.

FSSB Mortgage Corporation

FSSB Mortgage Corporation (“Mortgage”) is a Michigan corporation whose common stock is owned solely by the Bank. Mortgage acted as a consumer direct mortgage company. Mortgage was inactive during 2004, 2003, and 2002.

Flagstar Intermediate Holding Company

Flagstar Intermediate Holding Company (“IHC”) is a Michigan corporation whose common stock is owned solely by the Bank. IHC is the holding company for Flagstar LLC and was the parent of Flagstar Capital, a real estate investment trust that ceased operations in 2003. No activity has occurred in IHC besides its investment in LLC during 2004, 2003, and 2002.

Flagstar LLC

Flagstar LLC (“LLC”) is a Michigan based limited liability corporation whose stock is owned solely by Flagstar Intermediate Holding Company and holds a portfolio of mortgage loans for state tax purposes.

Mid-Michigan Service Company

Mid-Michigan Service Company (“Mid-Michigan”) is a Michigan corporation whose common stock is owned solely by the Bank. Mid-Michigan was inactive during 2004, 2003, and 2002.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 2 – Corporate Structure (continued)

SSB Funding Corporation

SSB Funding Corporation (“Funding”) is a Michigan corporation whose common stock is owned solely by the Bank. Funding was inactive during 2004, 2003, and 2002.

Flagstar Capital Corporation

Flagstar Capital Corporation (“Capital”) was Michigan real estate investment trust and a subsidiary of Flagstar Intermediate Holding Company that had issued publicly owned preferred stock (NYSE: FBC-P). On June 30, 2003, we redeemed all of the preferred stock and Flagstar Capital was dissolved shortly thereafter.
Note 3 – Restatement of Previously Issued Financial Statements
As a result of the Company’s review of internal controls relating to our accrued interest, we identified that our accounting methodology was inadequate and resulted in the overstatement of interest accrued on our $10.2 billion portfolio of mortgage loans, with a corresponding overstatement of interest income. The cumulative impact, as of December 31, 2004, is a $16.9 million overstatement of accrued interest, which resulted in a $5.9 million overstatement of deferred income tax liability and an $11.0 million overstatement of retained earnings for the periods ended December 31, 2001. The Company has restated the financial statements for the years ended December 31, 2003 and December 31, 2002 to reflect these adjustments.
The impact of these restatements on the financial statements are summarized below (in thousands):

	2003

	Previously
Statement of Financial Condition:	Reported	Adjustment	As restated

Accrued Interest	$46,882	$(16,946)	$29,936
Total assets	$10,570,193	$(16,946)	$10,553,247
Federal income taxes payable	$73,576	$(5,931)	$67,645
Total liabilities	$9,915,510	$(5,931)	$9,909,579
Retained earnings	$616,509	$(11,015)	$605,494
Total stockholders’ equity	$654,683	$(11,015)	$643,668

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 3 – Restatement of Previously Issued Financial Statements (continued)

	2003

	Previously
Segment Reporting:	Reported	Adjustment	As restated

Banking segment:
Identifiable assets	$8,466,397	$(10,845)	$8,455,552
Home lending segment:
Identifiable assets	$3,353,796	$(6,101)	$3,347,695

	2003

	Previously
Regulatory Capital:	Reported	Adjustment	As restated

Tangible Capital:
Capital	$784,743	$(11,015)	$773,728
Capital %	7.44%	—	7.34%
Tier One Capital:
Capital	$784,743	$(11,015)	$773,728
Capital %	7.44%	—	7.34%
Tier One Risked-Based Capital:
Capital	$784,743	$(11,015)	$773,728
Capital %	12.90%	—	12.73%
Total Risked-Based Capital:
Capital	$819,105	$(11,015)	$808,090
Capital %	13.47%	—	13.30%

	2002

	Previously
Statement of Financial Condition:	Reported	Adjustment	As restated

Accrued Interest	$43,279	$(16,946)	$26,333
Total assets	$8,212,786	$(16,946)	$8,195,840
Federal income taxes payable	$73,582	$(5,931)	$67,651
Total liabilities	$7,793,840	$(5,931)	$7,787,909
Retained earnings	$389,207	$(11,015)	$378,192
Total stockholders’ equity	$418,946	$(11,015)	$407,931

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 3 – Restatement of Previously Issued Financial Statements (continued)

	2002

	Previously
Segment Reporting:	Reported	Adjustment	As restated

Banking segment:
Identifiable assets	$4,725,609	$(8,981)	$4,716,628
Home lending segment:
Identifiable assets	$4,117,393	$(7,965)	$4,109,428

	2002

	Previously
Regulatory Capital:	Reported	Adjustment	As restated

Tangible Capital:
Capital	$551,219	$(11,015)	$540,204
Capital %	6.73%	—	6.61%
Tier One Capital:
Capital	$551,219	$(11,015)	$540,204
Capital %	6.73%	—	6.61%
Tier One Risked-Based Capital:
Capital	$551,219	$(11,015)	$540.204
Capital %	11.01%	—	10.81%
Total Risked-Based Capital:
Capital	$601,110	$(11,015)	$590,095
Capital %	12.01%	—	11.81%
Note 4 – Summary of Significant Accounting Policies
The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principals generally accepted in the United States and are generally practiced within the banking industry.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, the Bank, and their non-trust subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with FIN46R trust subsidiaries are not consolidated.
Cash and Cash Equivalents
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
Investment Securities
Investment securities held to maturity, which include mortgage-backed securities, are those securities which the Company has the ability and the positive intent to hold to maturity. Investment securities held to maturity are stated at cost, adjusted for amortization of premium and accretion of discount. Declines in the fair value of securities below their cost that are deemed to be other than temporary, are reflected in earnings as realized losses. Investment securities that by their nature cannot be held to maturity are carried at fair value. Increases or decreases in fair value are recorded in earnings.
Loans
Loans originated are designated to be part of the investment loan portfolio or available for sale during the origination process. Mortgage loans available for sale are carried at the lower of aggregate cost or estimated market value. Management periodically reviews the portfolio and makes necessary adjustments for market value. Loans are stated net of deferred loan origination fees or costs and loans in process. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding. Net unrealized losses are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the In specific identification method. The investment loan portfolio is carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future.
Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values. In the Company’s loan sale transactions, the only interests retained are the mortgage servicing rights created when the underlying loan is sold.
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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
Allowance for Loan Losses
The allowance for loan losses represents management’s estimate of losses inherent in the Company’s loan portfolio as of the date of the financial statement. The estimation of the allowance is based on a variety of factors, including past loan loss experience, adverse situations that have occurred but are not yet known that will affect the borrower’s ability to repay, the estimated value of underlying collateral and general economic conditions. The Company’s methodology for assessing the adequacy of the allowance includes a formula based allowance, a specific allowance (which includes the allowance for loans deemed to be impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan) and the allocated allowance. The formula allowance is a calculation based on historical losses in the specific loan category. The specific allowance represents the portion of the allowance that is allocated to specific loans because of known deficiencies in the individual loans. The allocated portion of the allowance for loan losses is a judgment made by management based on inherent losses in segments of the loan portfolio that do not have a significant amount of history.
As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses.
The allowance considers losses that are inherent in loan portfolios, but have not yet been realized. Losses are recognized when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. Generally, the Company believes that borrowers are impacted by events that result in loan default and eventual loss well in advance of a lender’s knowledge of those events. Examples of such loss-causing events for home loans and consumer loans are borrower job loss, divorce and medical crisis. An example for commercial real estate loans would be the loss of a major tenant.
The formula based portion of the allowance is calculated by applying loss factors against all loans in what are considered homogeneous portfolios (such as single-family home loans and home equity lines of credit).
Additionally, management has sub-divided the homogeneous portfolios into categories that have exhibited a greater loss exposure (such as sub-prime loans or loans that are not salable on the secondary market because of collateral or documentation issues). Loss factors are based on an analysis of the historical loss experience of each loan category, as well as specific risk factors impacting the loan portfolios.
For non-homogeneous loans such as commercial real estate, loss factors are assigned based on risk ratings that are ascribed to the individual loans. All loans that are determined to be substandard because of a high-risk rating are treated as an impaired loan and given an individual evaluation based on collectability. This analysis determines the amount of impairment based on a discounted cash flow analysis, using the loan’s effective interest rate, except when it is determined that the only source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated disposal costs, is used in place of the discounted cash flows. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.
Loans that are determined to be impaired, delinquent, or substandard are excluded from the formula allowance analysis so as not to double-count the loss exposure.
In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral-dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.
The allocated component reflects our judgmental assessment of the impact that various factors have on the overall measurement of credit losses. These factors include, but are not limited to, the general economic and business conditions affecting our portfolio, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables that have little to no historical data, and the results of regulatory examinations and findings from the Company’s internal credit review function.
Federal Home Loan Bank Stock
The Bank owns stock in the Federal Home Loan Bank (“FHLB”). No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to borrow from the Federal Home Loan Bank of Indianapolis (“FHLBI”).
Secondary Marketing Reserve
The Company sells a substantial portion of its mortgage loan originations in the secondary market. In connection with these sales, the Company makes certain representations and warranties customary in the industry relating to, among other things, compliance with laws, regulations and program standards, and to accuracy of information. If there is a breach of the representations and warranties by us, we may repurchase the loan.
The Company maintains a reserve against probable losses that will be incurred due to the repurchase of mortgage loans sold in the secondary market. The reserve is maintained at a level that is based on management’s analysis of the probable losses related to the repurchase of loans that were sold during the prior sixty-month period. Although there is no contractual time frame as to breaches of representations or warranties, management believes that loans that have been sold more than five years ago represent an insignificant risk. There can be no assurance that the Company will not sustain losses that exceed the reserve, or that subsequent evaluation will not require increases to the reserve. Any increase in this reserve would decrease the earnings in the period in which the increase is recorded.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
Repossessed Assets
Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction. Repossessed assets include properties acquired through foreclosure that are transferred at fair value; less estimated selling costs, which represents the new recorded basis of the property. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Company ultimately recovers from foreclosed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Office buildings — 31 years
Computer hardware and software — 3 to 5 years
Furniture, fixtures and equipment — 5 to 7 years
Automobiles — 3 years
Repairs and maintenance costs are expensed in the period they are incurred, unless they are covered by a maintenance contract, which is expensed equally over the stated term of the contract. The Company enters into contract when it is cost effective. Repairs and maintenance costs are included as part of occupancy and equipment expenses.
Mortgage Servicing Rights
The Company purchases and originates mortgage loans for sale to the secondary market, and sells the loans on either a servicing retained or servicing released basis. Servicing rights are recognized as assets at the time a loan is sold on a servicing-retained basis. The capitalized cost of retained servicing rights is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages.
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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.
From time to time the Company sells certain of its mortgage servicing rights to investors. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the mortgage servicing rights less the carrying value and transaction costs. The mortgage servicing rights are sold in separate transactions from the sale of the underlying loans.
Financial Instruments and Derivatives
In seeking to protect our financial assets and liabilities from the effects of changes in market interest rates, we have devised and implemented an asset/liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. We invest in an investment loan portfolio to generate interest income and mortgage servicing rights to generate fee income. The value of these portfolios and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, we hedge these assets with forward commitments to sell Fannie Mae (“FNMA”) or Freddie Mac (“FHLMC”) securities with comparable maturities and weighted-average interest rates. Further, we occasionally enter into swap agreements to hedge the cash flows on certain liabilities.
Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities, “as amended and interpreted (“SFAS 133”) requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment, referred to as a fair value hedge, or

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.
In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive (loss) income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedge item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions. Derivatives that are non-designated hedges, as defined in SFAS 133 are adjusted to fair value through earnings. We formally document all qualifying hedge

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships.
Preferred Stock of a Subsidiary
In February and March of 1998, Flagstar Capital Corporation offered to the public and sold 2,300,000 shares of its 8.50%, non-cumulative, Series A Preferred Shares, $25 par value per share, providing gross proceeds totaling $57.5 million. The Series A Preferred Shares were traded on the New York Stock Exchange under the symbol “FBC-P.” Capital used the net proceeds raised from the offering of the Series A Preferred Shares to acquire mortgage loans from the Bank. Capital was a real estate investment trust for federal income tax purposes.
On June 30, 2003, we redeemed all of the preferred shares of Capital and dissolved the company shortly thereafter.
Trust Preferred Securities
The Company does fully and unconditionally guarantee the preferred securities based on its obligations under a guarantee, a trust declaration and an indenture. We have issued preferred securities through our non-consolidated subsidiaries Flagstar Trust, Flagstar Trust II, Flagstar Trust III, Flagstar Trust IV, and Flagstar Trust V.
Preferred Securities of Flagstar Trust
On April 27, 1999, the Company completed the sale of 2.99 million shares of trust preferred securities issued by Flagstar Trust, a Delaware trust and subsidiary of the Company. The securities paid interest at a rate of 9.50% per annum. The securities were traded on the New York Stock Exchange under the symbol “FBC-O.”
On April 30, 2004, the Company redeemed the securities for cash.
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
As part of the transaction, the Company entered into an interest rate swap with the placement agent, whereby the Company is required to pay 6.88% fixed rate on a notional amount of $25.0 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007.
The preferred securities are generally not redeemable until December 26, 2007. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
Preferred Securities of Flagstar Trust III
On February 19, 2003, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust III, a Delaware trust and subsidiary of the Company. The securities pay interest at an effective rate of 6.55% per annum for the first five years and a floating rate thereafter to a rate equal to three-month LIBOR plus 3.25%, adjusted quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.
The preferred securities are generally not redeemable until February 26, 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
Preferred Securities of Flagstar Trust IV
On March 19, 2003, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust IV, a Delaware trust and subsidiary of the Company. The securities pay interest at an effective rate of 6.75% per annum for the first five years and a floating rate thereafter to a rate equal to three-month LIBOR plus 3.25%, adjusted quarterly. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.
The preferred securities are generally not redeemable until March 26, 2008. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
Preferred Securities of Flagstar Trust V
On December 29, 2004, the Company completed the sale of 1.0 million shares of trust preferred securities issued by Flagstar Statutory Trust V, a Delaware trust and subsidiary of the Company. The securities pay interest at an effective rate of 4.55% per annum for the first three months and the floating rate reprices quarterly, thereafter to a rate equal to three-month LIBOR, plus 2.00%. The securities were sold in a pooled transaction to a private investor and are not traded on a securities exchange.
The preferred securities are generally not redeemable until December 29, 2009. On or after that date, the securities are redeemable in whole or in part by the Company for cash. The securities are not subject to a sinking fund or mandatory redemption and are not convertible into any other securities of the Company.
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

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
Loan Origination Fees, Commitment Fees and Related Costs
Loan fees received are accounted for in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” Mortgage loan fees and certain direct origination costs are capitalized. On loans available for sale, the net fee or cost is recognized at the time the loan is sold. For the investment loan portfolio, the deferred amount is accounted for as an adjustment to interest income using the interest method.
Advertising Costs
Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $10.2 million, $12.2 million and $9.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Stock-Based Compensation
The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for transactions entered into during 1996 and thereafter. The Company elected to remain with the former method of accounting (APB 25) and has made the pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the requirements of SFAS No. 148 effective December 31, 2002, with no material effect on its financial statements. In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation. See — Recently Issued Accounting Standards for the timing and impact on the Company.
At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 26. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to the Stock Option Plan is reflected in

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
net earnings, as all options granted under the Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data):

	For the years ended
	December 31,
	2004	2003	2002

Earnings before cumulative effect of a change in accounting principle	$143,754	$254,352	$110,627
Cumulative effect of a change in accounting principle	—	—	18,716

Net Earnings as reported	143,754	254,352	129,343
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,885	3,283	1,489

Pro forma net earnings	$140,869	$251,069	$127,854

Earnings per share before cumulative effect of a change in accounting principle
As reported	$2.35	$4.25	$1.90
Pro forma	$2.31	$4.20	$1.87
Earnings per share from a cumulative effect of a change in accounting principle
As reported	$—	$—	$0.32
Pro forma	$—	$—	$0.32
Basic earnings per share
As reported	$2.35	$4.25	$2.22
Pro forma	$2.31	$4.20	$2.19
Diluted earnings per share
As reported	$2.24	$3.99	$2.09
Pro forma	$2.20	$3.94	$2.07
The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002, respectively: dividend yield of 4.89%, 2.20% and 1.60%; expected volatility of 28.33%, 57.25%, and 44.29%; a risk-free rate of 3.16%, 2.84%, and 4.13%; an expected life of 5.0 years; and a fair value per option of $9.79, $6.37 and $9.13.
Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
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
Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. This statement amends the principle that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of non-monetary assets that do not have commercial substance. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The Company will adopt this standard effective the third quarter

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 4 – Summary of Significant Accounting Policies (continued)
of 2005. Management has not determined the impact of the standard on its results of operations, but does not expect the standard to have a material impact on financial condition or liquidity.
In March 2004, the SEC issued Staff Accounting Bulletin No. 105(SAB 105), Application of Accounting Principles to Loan Commitment stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS No. 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. The Company has not historically considered the expected future cash flows related to servicing in valuing its loan commitments. Consequently, adoption of SAB 105 resulted in no material change to our valuation procedures. As such, the adoption of SAB 105 had no impact on our financial condition, results of operations or liquidity.
In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that possess certain characteristics as defined within the Interpretation. However, in December 2003, the FASB issued Interpretation No. 46R (FIN 46R), which revised FIN 46 and intended to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. FIN 46R required the deconsolidation of trust preferred security subsidiaries. FIN 46R allowed the Company to adopt its provisions as of the first quarter of 2004. Management determined that Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, and Flagstar Statutory Trust IV qualify as variable interest entities under FIN 46R. The Trusts issued mandatory redeemable preferred stock to investors and loaned the proceeds to the Company. Through December 31, 2003, these Trusts were consolidated into the Company’s financial statements. Upon application of FIN 46R during the first quarter of 2004, the Company no longer consolidates the Trusts. The deconsolidation resulted in the investment in the common stock of the Trusts that is included in other assets in the Company’s consolidated financial statements and the corresponding increase in outstanding debt of $2.3 million and $3.1 million at March 31, 2004 and December 31, 2004, respectively. In addition, the income received on the Company’s common stock investment is included in other interest income. Recently issued guidance from the Federal Reserve Board has confirmed that FIN 46R treatment does not affect our calculation of the Bank’s regulatory capital levels.
Note 5 – Mortgage-Backed Securities Held to Maturity
At December 31, 2004, the Company had invested $20.7 million in mortgage-backed securities. These securities had a fair value equal to $24.9 million at December 31, 2004. At December 31, 2003, the Company had invested $30.7 million in mortgage-backed securities, which had a fair value equal to $31.8 million. The mortgage-backed securities have a maturity ranging from 2005 through 2029.
At December 31, 2004 and 2003 $4.4 million and $5.4 million of these mortgage-backed securities were pledged as collateral for interest rate swaps, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 6 – Investment Securities
The investment securities portfolio is summarized as follows at December 31, (in thousands):

	2004		2003
	Amortized	Fair	Amortized	Fair
Type	Cost	Value	Cost	Value

Mutual Funds	$17,751	$17,751	$13,494	$13,494
U.S. Treasury Bonds	640	640	650	651

Total	$18,391	$18,391	$14,144	$14,145

The Company has invested in these securities because of interim investment strategies in trust subsidiaries; collateral requirements required in swap and deposit transactions, and CRA investment requirements. U.S. Treasury bonds in the amount of $540,000 and $550,000 are pledged as collateral in association of the issuance of the trust-preferred securities issued by Trust II at December 31, 2004 and 2003, respectively.
Note 7 – Loans Available for Sale
At December 31, 2004, the Company had invested $1.5 billion in loans that it is in the process of selling into the secondary market. These loans had a fair value equal to $1.5 billion. The majority of these loans were originated or acquired in December 2004. At December 31, 2003, the Company had invested $2.8 billion in similar loans. The loans at December 31, 2003, had a fair value of $2.8 billion.
Note 8 – Investment Loan Portfolio
The investment loan portfolio is summarized as follows (in thousands):

	December 31,
	2004	2003

Mortgage loans	$8,657,293	$5,478,200
Second mortgage loans	196,518	141,010
Commercial real estate loans	751,730	548,392
Construction loans	67,640	58,323
Warehouse lending	249,291	346,780
Consumer loans	627,576	259,651
Commercial loans	8,415	7,896

Total	10,558,463	6,840,252

Less allowance for losses	(37,627)	(36,017)

Total	$10,520,836	$6,804,235

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 8 – Investment Loan Portfolio (continued)
Activity in the allowance for losses is summarized as follows (in thousands):

	For the years ended
	December 31,
	2004	2003	2002

Balance, beginning of period	$36,017	$37,764	$27,769
Provision charged to earnings	16,077	20,081	27,126
Charge-offs, net of recoveries	(14,467)	(21,828)	(17,131)

Balance, end of period	$37,627	$36,017	$37,764

The Company has no commitments to make additional advances on restructured or other non-performing loans. Loans on which interest accruals have been discontinued totaled approximately $56.9 million at December 31, 2004 and $58.3 million at December 31, 2003. Such interest is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $3.7 million, $4.1 million, and $6.5 million during 2004, 2003, and 2002, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2004 and 2003.
At December 31, 2004, the recorded investment in impaired loans totaled $6.5 million and the average outstanding balance for the year ended December 31, 2004 was $5.9 million. No allowance for losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income recognized on impaired loans during the years ended December 31, 2004, 2003 and 2002, was not significant. At December 31, 2003, the recorded investment in impaired loans totaled $4.6 million and the average outstanding balance for the year ended December 31, 2003, was $5.4 million.
Note 9 – FHLB Stock
The Company’s investment in FHLB stock totaled $234.8 million and $198.4 million at December 31, 2004 and 2003, respectively. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. Dividends received on the stock equaled $9.9 million, $8.1 million and $8.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Note 10 – Repurchased Assets
Net assets repurchased pending foreclosure totaled $17.1 million and $12.0 million at December 31, 2004 and 2003, respectively. The assets have been adjusted by a specific reserve of $3.5 million and $4.1 million, at December 31, 2004 and 2003, respectively.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 11 – Repossessed Assets
Repossessed assets include the following (in thousands):

	December 31,
	2004	2003

One-to-four family properties	$37,458	$36,649
Commercial properties	365	129

Repossessed assets, net	$37,823	$36,778

Note 12 – Premises and Equipment
Premises and equipment balances are as follows (in thousands):

	December 31,
	2004	2003

Land	$38,303	$21,577
Office buildings	109,554	92,262
Computer hardware and software	115,645	103,523
Furniture, fixtures and equipment	47,312	45,538
Automobiles	350	370

Total	311,164	263,270
Less accumulated depreciation	(131,069)	(102,213)

	$180,095	$161,057

Depreciation expense amounted to approximately $30.1 million, $31.1 million, and $25.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
The Company conducts a portion of its business from leased facilities. Lease rental expense totaled approximately $9.9 million; $9.0 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2004 (in thousands):

2005	$7,070
2006	4,748
2007	2,869
2008	1,644
2009	763
Thereafter	1,829

Total	$18,923

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 13 – Mortgage Servicing Rights
Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans at December 31, 2004 and 2003, are summarized as follows (in thousands):

	December 31,
Mortgage loans serviced for:	2004	2003

FHLMC and FNMA	$20,829,556	$30,347,804
FHLBI	230,637	34,667
GNMA	291,828	173
Other investors	2,703	12,435

Total	$21,354,724	$30,395,079

Not included in the above totals are $9.1 billion and $3.4 billion of mortgage loans at December 31, 2004 and 2003, respectively, that are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.
Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $627.1 million and $614.5 million at December 31, 2004 and 2003, respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.
The following is an analysis of the changes in mortgage servicing rights (in thousands):

	For the years ended December 31,
	2004	2003	2002

Balance, beginning of period	$260,128	$230,756	$168,469
Capitalization	318,028	497,340	478,456
Sales	(314,124)	(344,950)	(353,571)
Amortization	(76,057)	(123,018)	(62,598)

Balance, end of period	$187,975	$260,128	$230,756

At December 31, 2004 and 2003 the estimated fair value of the mortgage loan servicing portfolio was $257.0 million and $410.6 million, respectively. At December 31, 2004, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.43%; (2) an anticipated loan prepayment rate of 21.0% CPR; and (3) servicing costs per conventional loan of $45.00 and $55.00 for each government or adjustable-rate loan.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 14 – Deposit Accounts
The deposit accounts are as follows (in thousands):

	December 31,
	2004	2003

Demand accounts	$376,506	$390,008
Savings accounts	884,117	314,452
Money Market Demand Accounts	859,573	1,320,635
Certificates of deposit	2,056,608	1,602,223

Total consumer direct deposits	4,176,804	3,627,318
Municipal deposits	1,264,225	899,123
National accounts	1,938,626	1,153,726

Total deposits	$7,379,655	$5,680,167

The Municipal deposits listed in this table include $1.2 billion that are certificates of deposit with maturities typically less than one year and $103.2 million in checking and savings accounts.
Non-interest-bearing deposits included in the money market demand accounts and demand accounts balances at December 31, 2004 and 2003, were approximately $407.8 million and $512.3 million, respectively.
The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion and $1.3 billion at December 31, 2004 and 2003, respectively. The following table indicates the schedule maturities for certificates of deposit with a minimum denomination of $100,000 (in thousands):

	2004	2003

Three months or less	$853,002	$454,294
Over three months to six months	258,081	160,002
Over six months to twelve months	199,195	253,035
One to two years	198,134	158,764
Thereafter	239,267	265,745

Total	$1,747,679	$1,291,840

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 14 – Deposit Accounts (continued)
The following schedule indicate the scheduled maturities of the Company’s certificates of deposit by acquisition channel as of December 31, 2004 (in thousands):

	Consumer		National
	Direct	Municipal	accounts	Total

Twelve months or less	$806,844	$1,112,097	$488,671	$2,407,612
One to two years	587,085	35,458	538,844	1,161,387
Two to three years	356,811	13,510	564,363	934,684
Three to four years	166,758	—	218,565	385,323
Four to five years	116,614	—	128,183	244,797
Thereafter	22,496	—	—	22,496

Total	$2,056,608	$1,161,065	$1,938,626	$5,156,299

Note 15 – FHLB Advances
The portfolio of FHLB advances contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	December 31,

	2004		2003

	Amount	Rate	Amount	Rate

Floating rate daily advances	$620,000	1.95%	$76,000	1.11%
Fixed rate putable advances	1,120,000	5.15	1,270,000	5.29
Fixed rate term advances	2,350,000	3.53	1,900,000	3.53

Total	$4,090,000	3.74%	$3,246,000	4.25%

The portfolio of putable FHLB advances maybe called by the FHLB based on the level of LIBOR. During the first quarter of 2005, $420.0 million of these putable advances will mature. The remaining $700.0 million of these advances, which have a rate of 4.49%, have a maturity date in 2011. The advances can be called if LIBOR reaches 4.50%. The corresponding level of this index is at 2.35% at December 31, 2004. If these advances are called, the Company will be forced to find an alternative source of funding, which could be at a higher cost and therefore negatively impact net earnings.
The following indicates certain information related to the FHLB advances (in thousands):

	For the years ended December 31,
	2004	2003	2002

Average balance	3,631,851	2,711,119	2,179,060
Average interest rate	3.96%	4.69%	5.29%

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 15 – FHLB Advances (continued)
The Company has the authority and approval from the FHLB to utilize a total of $5.0 billion in collateralized borrowings. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans. Advances at December 31, 2004, totaled $4.1 billion and carried a weighted rate of 3.74%. The following outlines the Company’s advance maturity dates as of December 31, 2004 (in millions):

2005	$1,840
2006	450
2007	750
2008	650
2009	50
Thereafter	350

Total	$4,090

Note 16 – Long Term Debt
The following table presents long-term debt at December 31, (in thousands):

	2004	2003

Junior subordinated notes related to trust preferred securities
Fixed 9.50% redeemed in 2004(1)	$—	$74,750
Floating 3 month LIBOR plus 3.25%(2) (5.80% at December 31, 2004), matures 2032	25,774	25,000
Fixed 6.55%(3), matures 2033	25,774	25,000
Fixed 6.75%(3), matures 2033	25,780	25,000
Fixed 4.55%(4), matures 2035	25,774	—

Subtotal	103,102	149,750
Other Debt
Fixed 7.00% due 2013	1,325	1,350

Total long-term debt	$104,427	$151,100

(1)	On April 30, 2004, the Company redeemed all of the preferred securities of Flagstar Trust. The securities were redeemed at $25 per share plus accrued interest.

(2)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007. The securities are callable after December 26, 2007.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 16 – Long Term Debt (continued)

(3)	After five years the rate converts to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable after February 26, 2008 and March 26, 2008.

(4)	After five years the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable after December 29, 2009.
The following table presents the aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2004 (in thousands):

2005	$25
2006	25
2007	25
2008	25
2009	25
Thereafter	104,302

Total	$104,427

Note 17 – Federal Income Taxes
Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the years ended December 31,
	2004	2003	2002

Income from operations	$78,139	$136,755	$60,626
Cumulative effect of a change in accounting principle	—	—	10,078
Stockholders’ equity, for the tax benefit from stock-based compensation	(2,049)	(8,945)	(2,609)
Stockholders’ equity, for the tax effect of other comprehensive income	1,779	1,170	—
Stockholders’ equity, for the restatement of accrued interest	—	—	(5,931)

	$77,869	$128,980	$62,164

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 17 – Federal Income Taxes (continued)
Components of the provision for federal income taxes from operations consist of the following (in thousands):

	For the years ended December 31,
	2004	2003	2002

Current provision	$99,462	$118,854	$82,409
Deferred provision (benefit)	(21,323)	17,901	(21,783)

	$78,139	$136,755	$60,626

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the years ended December 31,
	2004	2003	2002

Provision at statutory federal income tax rate	$77,662	$136,888	$59,939
Increase (decrease) resulting from other, net	477	(133)	687

Provision at effective federal income tax rate	$78,139	$136,755	$60,626

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 17 – Federal Income Taxes (continued)
The details of the net tax liability are as follows (in thousands):

	December 31,
	2004	2003
		As restated

Deferred tax assets:
Allowance for loan and other losses	$23,564	$22,146
Non-accrual interest	1,119	935
Purchase accounting valuation adjustments	45	39
Reserve for foreclosure losses	3,381	3,934
Mark-to-market adjustments on earning assets	696	3,427
Deferred compensation plan	3,301	1,921
Deferred gain on termination of hedge	1,427	—
Restatement of accrued interest	5,931	5,931
Other	2,207	1,687

	41,671	40,020
Deferred tax liabilities:
Mark-to-market adjustment — forward commitments	(2,321)	(2,446)
Unrealized hedging gains	(2,877)	(1,170)
Deferred loan costs and fees	(6,484)	(5,048)
Premises and equipment	(5,143)	(5,866)
Mortgage loan servicing rights	(65,792)	(91,045)
Federal Home Loan Bank stock dividends	(5,627)	—
Other	(19)	(653)

	(88,263)	(106,228)

Net deferred tax liability	(46,592)	(66,208)
Current federal income taxes receivable (payable)	20,477	(1,437)

Income taxes payable	$(26,115)	$(67,645)

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
Note 18 - Employee Benefit Plans
The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 18 - Employee Benefit Plans (continued)
annual contribution was $13,000 for 2004, $12,000 for 2003 and $11,000 for 2002. Beginning in 2003, participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $3,000 for 2004 and $2,000 for 2003. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,000. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2004, 2003, and 2002 were approximately $3.2 million, $3.5 million, and $3.1 million, respectively. The Company may also make discretionary contributions to the plan; however, none has been made.
The Company offers a deferred compensation plan to employees. The deferred compensation plan allows employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remain the property of the Company. The Company has invested $9.3 million and $5.2 million in Company Owned Life Insurance (“COLI”) in order to offset its liability in its deferred compensation program at December 31, 2004 and 2003, respectively. The Company had a deferred liability to the participants of the compensation plan totaling $9.4 million and $5.5 million at December 31, 2004 and 2003, respectively. The Company will discontinue this compensation plan March 31, 2005.
Note 19 - Contingencies
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
In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans and that allege inadequate disclosure, breach of contract, or violation of state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable rate loans, timely

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 19 - Contingencies (continued)
release of liens upon payoffs, the disclosure and imposition of various fees and charge, and the placing of collateral protection insurance.
While the Company has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
Note 20 - Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 20 - Regulatory Capital Requirements (continued)
As of December 31, 2004 and 2003, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Tangible capital (to tangible assets)	$810,088	6.2%	$196,458	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	810,088	6.2%	392,916	3.0%	$654,860	5.0%
Tier I capital (to risk weighted assets)	810,088	10.5%	N/A	N/A	463,688	6.0%
Total capital (to risk weighted assets)	847,616	11.0%	618,251	8.0%	772,814	10.0%

As of December 31, 2003: — As restated
Tangible capital (to tangible assets)	$773,728	7.3%	$158,022	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	773,728	7.3%	316,044	3.0%	$526,741	5.0%
Tier I capital (to risk weighted assets)	773,728	12.7%	N/A	N/A	364,558	6.0%
Total capital (to risk weighted assets)	808,090	13.3%	485,945	8.0%	607,431	10.0%
Note 21 - Accumulated Other Comprehensive Income
The following table sets forth the ending balance in accumulated other comprehensive income for each component at December 31:

	2004	2003

	(In thousands)
Net gain on interest rate swap extinguishment	$2,650	$—
Net unrealized gain on derivatives used in cashflow hedges	2,693	2,173

Ending balance	$5,343	$2,173

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 21 - Accumulated Other Comprehensive Income (continued)
The following table sets forth the changes to other comprehensive income and the related tax effect for each component at December 31:

	2004	2003

	(In thousands)
Gain on interest rate swap extinguishment	$4,077	$—
Related tax expense	(1,427)
Unrealized gain on derivatives used in cashflow hedges	872	3,343
Related tax expense	(352)	(1,170)

Ending balance	$3,170	$2,173

On December 30, 2004, the Company extinguished $250.0 million of the aforementioned swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain will be reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps. The Company will reclassify into earnings after-tax $1.3 million, $1.2 million and $0.1 million in 2005, 2006, and 2007, respectively.
Note 22 – Concentrations of Credit
Properties collateralizing mortgage loans receivable were geographically disbursed throughout the United States. As of December 31, 2004, approximately 17.4% of these properties are located in Michigan (measured by principal balance), and another 49.1% were located in the states of California (15.8%), Florida (7.7%), Texas (6.3%), Washington (4.3%), New York (4.1%), Ohio (3.7%), Illinois (3.6%) and Colorado (3.6%). No other state contains more than 3% of the properties collateralizing these loans.
Note 23 – Related Party Transactions
The Company has and expects to have in the future, transactions with the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit, and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2004, the balance of the loans attributable to directors and principal officers totaled $7.7 million, with the unused lines of credit totaling $23.7 million. At December 31, 2003, the balance of the loans attributable to directors and principal officers totaled $6.4 million, with the unused lines of credit totaling $14.9 million. During 2004 and 2003, the Company purchased $239.1 million and $356.0 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 24 – Derivative Financial Instruments
We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which require us to recognize all derivative instruments on the consolidated balance sheets at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2004 and 2003:

FNMA, FHLMC and other forward contracts

Interest rate swap agreements

Rate lock commitments
Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Agencies. Under SFAS 133, certain of these positions qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. The Bank recognized pre-tax losses of $357,000 and $10.7 million for the years ended December 31, 2004 and 2003, respectively.
We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of the years ended December 31, 2004 and 2003, the net market value adjustment on our interest rate swap agreements on an after-tax basis was $2.7 million and $2.2 million, respectively, which was recorded as a component of accumulated other comprehensive income. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements continue to be met.
On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain will be reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps.
The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same income statement captions as effective changes when such material ineffectiveness occurs. The Company has not recognized gains or losses of ineffectiveness in earnings, due to immateriality.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 24 – Derivative Financial Instruments (continued)
We had the following derivative financial instruments as of December 31, 2004 and 2003:

	As of December 31, 2004
	Notional	Fair	Expiration
	Amounts	Value	Dates

	(Dollars in thousands)
Loans held for sales hedges:
Rate lock commitments	$1,586,000	$8,723	2005
Forward agency and loan sales	1,893,000	(3,614)	2005
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	275,000	4,215	2005-2008

	As of December 31, 2003
	Notional		Expiration
	Amounts	Fair Value	Dates

	(Dollars in thousands)
Loans held for sales hedges:
Rate lock commitments	$1,998,000	$12,242	2004
Forward agency and loan sales	3,517,000	(19,273)	2004
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	525,000	3,343	2004-2008
Counterparty Credit Risk
The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only well-established, financially strong counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.
Note 25 – Fair Value of Financial Instruments
SFAS No. 107 issued by the Financial Accounting Standards Board, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many cases; the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 25 – Fair Value of Financial Instruments (continued)
The fair value estimates presented herein are based on relevant information available to management as of December 31, 2004 and 2003. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.
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
Long Term Debt: The preferred securities of Flagstar Trust were traded on the New York Stock Exchange under the symbol “FBC-O” through April 30, 2004. The junior subordinated debt related to the trust preferred securities of Trust II, Trust III, Trust IV and Trust V are classified here. The carrying amount of the long term debt approximates fair value.
Derivative Financial Instruments: The fair value of financial futures contracts, forward delivery contracts, swaps and fixed-rate commitments to extend credit are based on current market prices.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 25 – Fair Value of Financial Instruments (continued)
The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$156,457	$156,457	$148,417	$148,417
Mortgage loans available for sale	1,506,311	1,518,546	2,759,551	2,796,657
Investment loan portfolio and MBS	10,579,173	10,706,770	6,870,930	6,920,606
FHLB stock	234,845	234,845	198,356	198,356
Other investments	18,391	18,391	14,144	14,145
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,120,196)	(1,964,906)	(2,025,095)	(2,025,095)
Certificates of deposit	(2,056,608)	(2,067,102)	(1,602,223)	(1,634,582)
Municipal deposits	(1,264,225)	(1,257,320)	(899,123)	(890,062)
National certificates of deposit	(1,938,626)	(1,928,233)	(1,153,726)	(1,164,243)
FHLB advances	(4,090,000)	(4,108,635)	(3,246,000)	(3,326,498)
Long term debt	(104,427)	(104,427)	(151,100)	(151,500)
Derivative Financial Instruments:
Forward delivery contracts	(3,614)	(3,614)	(19,273)	(19,273)
Commitments to extend credit	8,723	8,723	12,242	12,242
Interest rate swaps	4,215	4,215	3,343	3,343
Note 26 - Segment Information
The Company’s operations are broken down into two business segments: home lending and banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn spread income. The home lending operation involves the origination, packaging, and sale of mortgage loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. All such subsidiaries are not material to the Company’s operations.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 26 – Segment Information (continued)
Following is a presentation of financial information by business for the period indicated.

	For the year ended December 31, 2004
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

		(In thousands)
Net interest margin	$175,422	$47,869	$—	$223,291
Non-interest income	63,227	192,894	—	256,121
Revenues	238,649	240,763	—	479,412
Earnings before income taxes	135,099	86,794	—	221,893
Depreciation and amortization	6,810	99,303	—	106,113
Capital expenditures	18,431	30,664	—	49,095
Identifiable assets	12,122,961	2,241,527	(1,239,000)	13,125,488
Intersegment income (expense)	25,475	(25,475)	—	—

	For the year ended December 31, 2003
		Home
	Banking	Lending
As restated	Operation	Operation	Eliminations	Combined

		(In thousands)
Net interest margin	$166,060	$28,526	$—	$194,586
Non-interest income	42,519	423,358	—	465,877
Revenues	208,579	451,884	—	660,463
Earnings before income taxes	100,447	290,660	—	391,107
Depreciation and amortization	7,023	147,111	—	154,134
Capital expenditures	18,671	23,872	—	42,543
Identifiable assets	8,455,552	3,347,695	(1,250,001)	10,553,246
Intersegment income (expense)	12,327	(12,327)	—	—

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 26 – Segment Information (continued)

	For the year ended December 31, 2002
		Home
	Banking	Lending
As restated	Operation	Operation	Eliminations	Combined

		(In thousands)
Net interest margin	$130,388	$47,528	$—	$177,916
Non-interest income	26,272	216,465	—	242,737
Revenues	156,660	263,993	—	420,653
Earnings before income taxes	85,130	86,123	—	171,253
Depreciation and amortization	13,267	74,851	—	88,118
Capital expenditures	12,413	23,208	—	35,621
Identifiable assets	4,716,628	4,109,428	(630,216)	8,195,840
Intersegment income (expense)	9,252	(9,252)	—	—
Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income. Non-interest expenses are fully allocated to each segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.
Note 27 - Earnings Per Share
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2004 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$143,754	61,057	$2.35
Effect of options	—	3,115	(0.11)

Diluted earnings	$143,754	64,172	$2.24

In 2004, the Company had 501,300 options that were classified as anti-dilutive and are excluded from the EPS calculations.
The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation for the year ended December 31, 2003 (in thousands):

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$254,352	59,811	$4.25
Effect of options	—	3,920	(0.26)

Diluted earnings	$254,352	63,731	$3.99

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 27 - Earnings Per Share (continued)
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
Note 28 - Stock Option and Purchase Plans, and other Compensation Plans
In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of common stock.
          Stock Option Plan
The purpose of the Stock Option Plan (“Option Plan”) is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. The Option Plan was amended in 1999 and again in 2002.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 28 - Stock Option and Purchase Plans, and other Compensation Plans (continued)
The following table summarizes the activity that occurred in the years ended December 31, 2004, 2003 and 2002:

	Weighted
	Average	Number
	Exercise Price	of Options

Options outstanding at January 1, 2002	$3.31	5,212,674
Granted	11.79	1,603,000
Exercised	3.16	(1,345,563)
Canceled	3.69	(28,937)

Options outstanding at December 31, 2002	5.84	5,441,174
Granted	14.64	1,099,094
Exercised	4.13	(1,033,951)
Canceled	8.41	(80,447)

Options outstanding at December 31, 2003	7.87	5,425,870
Granted	22.55	332,920
Exercised	4.19	(686,117)
Canceled	11.59	(111,144)

Options outstanding at December 31, 2004	9.34	4,961,529

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 28 - Stock Option and Purchase Plans, and other Compensation Plans (continued)
The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2004:

		Weighted Average	Number
	Number of Options	Remaining	Exercisable at
	Outstanding at	Contractual	December 31,
Grant Price	December 31, 2004	Life (years)	2004

$1.76	222,976	5.50	222,976
1.96	820,001	3.00	820,001
3.20	103,768	5.06	103,768
4.32	11,000	3.05	11,000
4.77	14,400	3.70	14,400
4.83	330,958	6.06	150,954
5.01	587,184	4.57	244,944
5.29	131,853	4.49	131,853
6.06	7,200	4.13	7,200
11.80	1,356,663	5.66	765,363
12.27	859,708	8.21	398,462
19.42	7,000	4.54	—
20.06	7,500	9.47	—
22.68	318,420	9.11	—
24.72	182,898	8.50	47,550

	4,961,529		2,918,471

Stock Purchase Plan
Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2004, 2003 and 2002, respectively, the Company spent approximately $81,200, $43,900, and $42,500 on the Purchase Plan.

Incentive Compensation Plan
The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Company’s Board of Directors. Each year they decide which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2004, 2003 and 2002 all members of the executive management team were included in the Incentive Plan. The Company spent $3.7 million,

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 28 - Stock Option and Purchase Plans, and other Compensation Plans (continued)
$5.4 million and $3.3 million on the Incentive Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

Incentive Stock Plan
Under the 2000 Incentive Stock Plan (“Stock Plan”), participants are issued common shares of the Company stock as compensation. The Company did not incur any expenses associated with this Stock Plan during 2004. The Company incurred expenses of approximately $833,000 and $1.0 million on the Stock Plan, during 2003 and 2002, respectively. The Stock Plan was approved by the Company’s Board of Directors on June 19, 2000.
Note 29 –  Quarterly Financial Data (Unaudited)
The following table represents summarized data for each of the quarters in 2004, 2003, and 2002 (in thousands, except earnings per share data) certain per share results have been adjusted to conform to the 2004 presentation:

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$130,841	$140,214	$140,818	$151,564
Interest expense	79,864	80,893	84,914	94,475

Net interest income	50,977	59,321	55,904	57,089
Provision for losses	9,302	3,603	3,172	—

Net interest income after provision for losses	41,675	55,718	52,732	57,089
Loan administration	8,232	5,589	9,760	6,516
Net gain on loan sales	32,132	7,514	24,241	(4,173)
Net gain on MSR sales	21,785	37,248	15,734	16,973
Other non-interest income	15,932	20,688	18,631	19,319
Non-interest expense	62,379	63,337	59,509	56,217

Earnings before income taxes	57,377	63,420	61,589	39,507
Provision for income taxes	20,420	22,230	21,598	13,891

Net earnings	$36,957	$41,190	$39,991	$25,616

Basic earnings per share	$0.60	$0.68	$0.65	$0.42

Diluted earnings per share	$0.57	$0.65	$0.62	$0.40

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 29 –  Quarterly Financial Data (Unaudited) (continued)

	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$122,728	$124,265	$133,539	$122,536
Interest expense	71,238	75,239	81,494	80,511

Net interest income	51,490	49,026	52,045	42,025
Provision for losses	7,887	6,772	3,355	2,067

Net interest income after provision for losses	43,603	42,254	48,690	39,958
Loan administration	(25,609)	(13,056)	7,462	12,543
Net gain on loan sales	89,247	154,256	91,665	22,108
Net gain on MSR sales	1,261	320	44,619	21,102
Other non-interest income	12,742	13,445	13,301	20,471
Non-interest expense	57,571	65,489	65,963	60,252

Earnings before income taxes	63,673	131,730	139,774	55,930
Provision for income taxes	22,346	46,150	49,000	19,259

Net earnings	$41,327	$85,580	$90,774	$36,671

Basic earnings per share	$0.70	$1.44	$1.51	$0.60

Diluted earnings per share	$0.66	$1.34	$1.42	$0.57

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 29 –  Quarterly Financial Data (Unaudited) (continued)

	2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$112,921	$107,122	$110,963	$110,790
Interest expense	65,663	62,622	67,050	68,545

Net interest income	47,258	44,500	43,913	42,245
Provision for losses	7,768	3,183	6,462	9,713

Net interest income after provision for losses	39,490	41,317	37,451	32,532
Loan administration	780	5,508	(793)	(9,773)
Net gain on loan sales	50,418	24,711	42,385	75,098
Net gain on MSR sales	650	10,179	2,935	710
Other non-interest income	8,357	7,870	9,474	14,228
Non-interest expense	60,268	48,772	50,305	62,929

Earnings before tax provision and cumulative effect of a change in accounting principle	39,427	40,813	41,147	49,866
Provision for income taxes	13,904	14,395	14,527	17,800

Earnings before a cumulative effect of a change in accounting principle	25,523	26,418	26,620	32,066
Cumulative effect of a change in accounting principle	—	—	18,716	—

Net earnings	$25,523	$26,418	$45,336	$32,066

Earnings per share before cumulative effect of a change in accounting principle
Basic	$0.45	$0.45	$0.45	$0.55
Diluted	$0.42	$0.43	$0.43	$0.51
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	$0.32	—
Diluted	—	—	$0.30	—

Net earnings per share — Basic	$0.45	$0.45	$0.77	$0.55

Net earnings per share — Diluted	$0.42	$0.43	$0.73	$0.51

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 30 – Holding Company Only Financial Statements
The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(In thousands)

	December 31,
	2004	2003

		As Restated
Assets
Cash and cash equivalents	$2,324	$2,475
Investment in subsidiaries	834,032	791,119
Deferred tax benefit	—	4
Other assets	2,085	4,910

Total assets	$838,441	$798,508

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$103,102	$154,390

Total interest paying liabilities	103,102	154,390
Other liabilities	502	450

Total liabilities	103,604	154,840
Stockholders’ Equity
Common stock	614	607
Additional paid in capital	40,754	35,394
Accumulated other comprehensive income	5,343	2,173
Retained earnings	688,126	605,494

Total stockholders’ equity	734,837	643,668

Total liabilities and stockholders’ equity	$838,441	$798,508

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 30 – Holding Company Only Financial Statements (continued)
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Earnings
(In thousands)

	For the years ended
	December 31,
	2004	2003	2002

Income
Dividends from subsidiaries	$136,900	$24,000	$6,000
Interest	1,430	1,515	234

Total	138,330	25,515	6,234
Expenses
Interest	8,835	13,107	7,353
General and administrative	3,707	1,683	809

Total	12,542	14,790	8,162

Earnings (loss) before undistributed earnings of subsidiaries	125,788	10,725	(1,928)
Equity in undistributed earnings of subsidiaries	14,077	238,981	128,503

Earnings before federal income tax benefit	139,865	249,706	126,575
Federal income tax benefit	(3,889)	(4,646)	(2,768)

Net earnings	$143,754	$254,352	$129,343

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements — continued

Note 30 – Holding Company Only Financial Statements (continued)
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2004	2003	2002

Operating Activities
Net earnings	$143,754	$254,352	$129,343
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(14,077)	(238,981)	(128,503)
Change in other assets	2,815	(1,130)	(723)
Provision for deferred tax benefit	4	1,154	6,655
Change in other liabilities	52	(2,542)	(1,095)

Net cash provided by operating activities	132,548	12,853	5,677
Investing Activities
Net change in other investments	11	10	(561)
Net change in investment in subsidiaries	(25,667)	(47,634)	(30,019)

Net cash used in investment activities	(25,656)	(47,624)	(30,580)
Cash Flows From Financing Activities
Proceeds from the issuance of junior subordinated debentures	25,774	51,554	25,774
Redemption of junior subordinated debentures	(77,062)	—	—
Proceeds from exercise of stock options and grants issued	3,318	444	4,890
Tax benefit from stock options exercised	2,049	8,945	2,609
Dividends paid	(61,122)	(27,050)	(9,384)

Net cash (used in) provided by financing activities	(107,043)	33,893	23,889

Net decrease in cash and cash equivalents	(151)	(878)	(1,014)
Cash and cash equivalents at beginning of period	2,475	3,353	4,367

Cash and cash equivalents at end of period	$2,324	$2,475	$3,353

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s annual report on internal control over financial reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company,

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A material weakness, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness in internal control over financial reporting does not imply that a material misstatement of the financial statements has occurred, but rather, that there is a more than remote likelihood that a material misstatement could occur.
Based on management’s assessment of the Company’s internal controls over financial reporting at of December 31, 2004, the Company’s internal control over financial reporting was not operating effectively due to the identification of certain material weaknesses as described below.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

•	Deficiencies related to our accounting for derivative activities. The Company’s internal controls surrounding the recording of the disposal of certain derivatives designated as cash flow hedges failed to result in recording the transactions appropriately. Management did not appropriately assess the accounting treatment and therefore recorded the transactions in error. As such, the Company overstated its fourth quarter and annual earnings by approximately $0.04 per share in the Company’s January 24, 2005 press release. A subsequent press release dated March 11, 2005 was issued by the Company to correct the previous announcement.

•	Deficiencies related to recording of accrued interest receivable. The Company’s internal controls surrounding the calculation and review of accrued interest on mortgage loans were determined to be inadequate. As a result, accrued mortgage interest receivable recorded on the Company’s financial statements did not agree with the appropriately calculated balance. Based on our internal control testing and an internal investigation, it was determined that this issue dated back a number of years and resulted in a restatement of our financial statements. The restatement is discussed in Note 3, Restatement of Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

•	Deficiencies related to the documentation of the evaluation of the appropriateness of accounting estimates. During the quarterly and year-end close process, it was determined that controls around the documentation and review supporting change in estimate relating to certain significant transactions were inadequate.

•	Deficiencies surrounding the recording of non-routine journal entries. We have determined that the documentation of controls surrounding the recording of non-routine journal entries were inadequate.

•	Deficiencies related to validation and evaluation of data. We have determined that controls over the validation and evaluation of data used to support certain transactions and estimates such as, the valuation of interest rate lock commitments were inadequate.

•	Deficiencies related to company-level controls. The Public Company Accounting Oversight Board defines company-level controls as controls that exist at the company-level and often have a pervasive impact on controls at the process, transaction or application level. Examples of company-level controls may include tone at the top, internal audit, audit committee, information technology and human resources. Management believes that the above noted deficiencies may have been the result of weaknesses such as (i) certain personnel lacking sufficient expertise in areas of U.S. GAAP, (ii) inadequately trained employees, such as personnel who perform certain accounting functions that rely heavily on supervisors to identify problems and errors, (iii) lack of communication between certain departments, (iv) internal audit’s failure to address certain issues identified in the internal controls testing and (v) security around user access rights to certain application systems.
Management’s plans to correct material weaknesses. In order to correct the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting process during 2005, management has implemented or is in the process of implementing the following actions:

•	Obtain additional training of relevant personnel in the area of derivative accounting,

•	Review of our accounting systems in order to identify opportunities to automate certain processes,

ITEM 9A. CONTROLS AND PROCEDURES (continued)

•	Retain and engage an outside accounting consultant to provide additional guidance in the application of generally accepted accounting principles for non-routine transactions,

•	Implementation of controls by senior accounting personnel surrounding the documentation of the review, analysis, and related conclusions with respect to non-routine transactions.
Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of Flagstar Bancorp, Inc.
We have audited management’s assessment, included in the accompanying “Management’s annual report on internal control over financial reporting”, that Flagstar Bancorp, Inc. (a Michigan Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over accounting for derivative activities, accounting for accrued interest, accounting for certain accounting estimates, accounting for non-routine journal entries, the validation and evaluation of data and the effectiveness of certain company level controls, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Flagstar Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been identified and included in management’s assessment related to controls over accounting for derivative activities, accounting for accrued interest, accounting for certain accounting estimates, accounting for non-routine journal entries, the validation and evaluation of data and the effectiveness of certain company level controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 21, 2005 on those financial statements.
In our opinion, management’s assessment that Flagstar Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Flagstar Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s plan to correct material weaknesses.”
We have also audited, in accordance with the Standards of the Public Accounting Oversight Board (United States), the consolidated financial statements of Flagstar Bancorp Inc. and subsidiaries and our report dated March 21, 2005, expressed an unqualified opinion.
/S/ GRANT THORNTON LLP
Southfield, Michigan
March 21, 2005

ITEM 9B. OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information contained under the section captioned “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. Reference is also made to the information appearing in Part I — “Executive Officers,” which is incorporated herein by reference.
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
We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, can be found on our web site, which is located at www.flagstar.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our website.
In 2004, the Company’s Chief Executive Officer provided to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2004, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the sections of the Proxy Statement captioned “Meetings and Committees and Compensation of Directors”, “Executive Compensation and Other Benefits”, “Report of the Compensation Committee”, and “Stock Performance Graph.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Security Ownership of Certain Beneficial Owners and Management.” Reference is also made to the information appearing in Part II — Item 5. “Market for the Company’s Common Stock and Related Stockholder Matters,” which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Election of Directors,” “Meetings and Committees and Compensation of Directors” and “Certain Transactions.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the section of our Proxy Statement captioned “Independent Auditors.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
(a) The following documents are filed as a part of this report:

Exhibit No.	Description
1.	Financial Statements.
The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
Management’s Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition — December 31, 2004 and 2003
Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
3.1	Restated Articles of Incorporation of the Company
3.2	Bylaws of the Company
10.1(a)	Form of Employment Agreements separately entered into between the Company and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(a) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.1(b)	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(b) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.2	Flagstar Bancorp, Inc. 1997 Deferred Compensation Plan (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.3	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-89420), dated May 30, 2002, and incorporated herein by reference).
10.4.	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10.5	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-89424), dated May 30, 2002, and incorporated herein by reference).
10.6	Flagstar Bancorp, Inc. 1997 Employee Stock Acquisition Plan (previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS (continued)

Exhibit No.	Description
10.7	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
21.	List of Subsidiaries of the Company.
23.	Consent of Grant Thornton
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551
(b) Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Company submitted no Current Reports on Form 8-K during the fourth quarter of 2004, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.
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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS (continued)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2005.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND

Mark T. Hammond
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2005.

SIGNATURE		TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer

By:	/s/ MICHAEL W. CARRIE Michael W. Carrie	Director, Executive Director, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Director and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, Jr.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ MICHAEL LUCCI SR Michael Lucci Sr	Director

SIGNATURE		TITLE

By:	/s/ ROBERT W. DEWITT Robert W. DeWitt	Director

By:	/s/ FRANK D’ANGELO Frank D’Angelo	Director

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

1.	Financial Statements.
The following consolidated financial statements of the Company are included this Form 10-K under Item 8:
Management’s Report
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition — December 31, 2004 and 2003
Consolidated Statements of Earnings for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements
3.1	Restated Articles of Incorporation of the Company
3.2	Bylaws of the Company
10.1(a)	Form of Employment Agreements separately entered into between the Company and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(a) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.1(b)	Form of Employment Agreements separately entered into between Flagstar Bank and each of Messrs. Thomas Hammond, Mark Hammond, Rondeau, and Carrie and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(b) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.2	Flagstar Bancorp, Inc. 1997 Deferred Compensation Plan (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10.3	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-89420), dated May 30, 2002, and incorporated herein by reference).
10.4.	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10.5	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-89424), dated May 30, 2002, and incorporated herein by reference).
10.6	Flagstar Bancorp, Inc. 1997 Employee Stock Acquisition Plan (previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).

EXHIBIT
NO.	DESCRIPTION

10.7	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
21.	List of Subsidiaries of the Company.
23.	Consent of Grant Thornton
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551
(b) Other than certain information furnished as Regulation F-D disclosure under Items 9 and 12 of Form 8-K, the Company submitted no Current Reports on Form 8-K during the fourth quarter of 2004, and therefore does not include any such reports as exhibits to this Annual Report on Form 10-K.
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