Form 10-Q
period 2005-03-31
FLAGSTAR BANCORP INC
filed 2005-05-10
CIK 1033012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Mark One
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

As of April 27, 2005, 62,029,144 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition - March 31, 2005 (unaudited) and December 31, 2004.

Unaudited Consolidated Statements of Earnings - For the three months ended March 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income - For the three months ended March 31, 2005 (unaudited) and for the year ended December 31, 2004.

Unaudited Consolidated Statements of Cash Flows - For the three months ended March 31, 2005 and 2004.

Unaudited Notes to Consolidated Financial Statements.

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

The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements .

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At March 31,	At December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$153,137	$156,457
Mortgage-backed securities held to maturity	18,953	20,710
Investment securities	19,570	18,391
Mortgage loans available for sale	1,980,854	1,506,311
Investment loan portfolio	11,195,408	10,558,463
Less: allowance for losses	(37,018)	(37,627)

Investment loan portfolio, net	11,158,390	10,520,836

Total earning assets	13,177,767	12,066,248
Accrued interest receivable	40,296	36,961
Repossessed assets, net	38,757	37,823
Repurchased assets, net	16,913	17,099
Federal Home Loan Bank stock	250,149	234,845
Premises and equipment, net	181,420	180,095
Mortgage servicing rights, net	215,043	187,975
Other assets	200,360	207,985

Total assets	$14,273,842	$13,125,488

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,744,681	$7,379,655
Federal Home Loan Bank advances	4,738,000	4,090,000
Long term debt	181,748	104,427

Total interest-bearing liabilities	12,664,429	11,574,082

Accrued interest payable	25,732	28,145
Undisbursed payments on loans serviced for others	487,984	496,210
Escrow accounts	226,005	176,424
Liability for checks issued	18,505	18,941
Federal income taxes payable	38,388	26,115
Secondary market reserve	15,162	19,002
Other liabilities	54,439	51,732

Total liabilities	13,530,644	12,390,651

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock - $.01 par value, 80,000,000 shares authorized; 62,005,935 and 61,357,614 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	620	614
Additional paid in capital	42,375	40,754
Accumulated other comprehensive income	7,662	5,343
Retained earnings	692,541	688,126

Total stockholders’ equity	743,198	734,837

Total liabilities and stockholders’ equity	$14,273,842	$13,125,488

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended
	March 31,
	2005	2004
	(unaudited)
Interest Income
Loans and mortgage backed securities	$162,689	$129,924
Other	436	917

Total	163,125	130,841
Interest Expense
Deposits	52,962	34,049
FHLB advances	41,052	36,742
Other	3,902	9,073

Total	97,916	79,864

Net interest income	65,209	50,977
Provision for losses	6,246	9,302

Net interest income after provision for losses	58,963	41,675

Non-Interest Income
Loan fees and charges, net	2,622	4,071
Deposit fees and charges	3,577	2,868
Loan administration, net	5,945	8,232
Net gain on loan sales	9,756	32,132
Net gain on sales of mortgage servicing rights	4,248	21,785
Other fees and charges	9,414	8,993

Total	35,562	78,081
Non-Interest Expense
Compensation and benefits	30,718	27,109
Occupancy and equipment	16,397	17,097
Communication	1,553	1,859
Other taxes	2,068	2,951
General and administrative	12,987	13,363

Total	63,723	62,379

Earnings before federal income taxes	30,802	57,377
Provision for federal income taxes	11,024	20,420

Net Earnings	$19,778	$36,957

Net earnings per share – basic	$0.32	$0.60

Net earnings per share – diluted	$0.31	$0.57

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at January 1, 2004	$607	35,394	2,173	605,494	643,668

Net earnings	—	—	—	143,754	143,754
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income					146,924
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004	614	40,754	5,343	688,126	734,837
(Unaudited)
Net earnings	—	—	—	19,778	19,778
Recognition of gain on swap extinguishment	—	—	(334)	—	(334)
Net unrealized gain on swaps used in cash flow hedges	—	—	2,653	—	2,653

Total comprehensive income					22,097
Stock options exercised and grants issued, net	6	1,621	—	—	1,627
Dividends paid ($0.25 per share)	—	—	—	(15,363)	(15,363)

Balance at March 31, 2005	$620	$42,375	$7,662	$692,541	$743,198

The accompanying notes are an integral part of these statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the three months ended
	March 31,
	2005	2004
Operating Activities
Net earnings	$19,778	$36,957
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	6,246	9,302
Depreciation and amortization	23,179	28,874
FHLB stock dividends	(2,503)	(2,493)
Net gain on the sale of assets	(468)	(510)
Net gain on loan sales	(9,756)	(32,132)
Net gain on sales of mortgage servicing rights	(4,248)	(21,785)
Proceeds from sales of loans available for sale	5,536,829	6,407,827
Originations and repurchase of loans, net of principal repayments	(6,367,098)	(7,040,349)
Increase in accrued interest receivable	(3,335)	(1,928)
Net increase in repurchased assets	186	(6,739)
Decrease (increase) in other assets	11,706	(42,738)
Decrease in accrued interest payable	(2,413)	(4,348)
(Decrease) increase in the liability for checks issued	(436)	31,456
Increase in federal income taxes payable	10,510	16,823
(Decrease) increase in other liabilities	(1,133)	18,701

Net cash used in operating activities	(782,956)	(603,082)
Investing Activities
Net change in investment securities	(1,179)	(1,052)
Net change in mortgage backed securities	1,757	2,827
Origination of loans held for investment, net of principal repayments	(289,173)	(863,441)
Purchases of Federal Home Loan Bank stock	(12,801)	(26,579)
Additional investments in unconsolidated subsidiaries	2,321	4,640
Proceeds from the disposition of repossessed assets	10,389	19,394
Acquisitions of premises and equipment, net of proceeds from sales	(8,332)	(9,097)
Increase in mortgage servicing rights	(72,968)	(83,523)
Proceeds from the sale of mortgage servicing rights	33,977	83,529

Net cash used in investing activities	(336,009)	(873,302)
Financing Activities
Net increase in deposit accounts	365,026	395,160
Issuance of junior subordinated debt	75,000	—
Net increase in Federal Home Loan Bank advances	648,000	821,409
Net (disbursement) receipt of payments of loans serviced for others	(8,226)	259,236
Net receipt of escrow payments	49,581	72,059
Proceeds from the exercise of stock options	1,627	757
Dividends paid to stockholders	(15,363)	(15,204)

Net cash provided by financing activities	1,115,645	1,533,417

Net (decrease) increase in cash and cash equivalents	(3,320)	57,033
Beginning cash and cash equivalents	156,457	148,417

Ending cash and cash equivalents	$153,137	$205,450

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$10,855	$18,396

Total interest payments made on deposits and other borrowings	$100,329	$84,094

Federal income taxes paid	$—	$3,000

Loans held for sale transferred to loans held for investment	$365,482	$314,362

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
Unaudited

Note 1. Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, fsb (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.3 billion in assets at March 31, 2005, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.

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

Note 2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company, the Bank and their non-trust subsidiaries. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2005 presentation.

Note 3. Recent Accounting Developments

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board revised SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement were to become effective July 1, 2005 for all equity awards granted after that date. This statement requires a public entity to measure cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. During April 2005, the SEC adopted a rule that deferred the implementation date for most companies. Based on the SEC deferral, we will adopt this standard effective the first quarter of 2006. Management does not expect the standard to have a material impact on financial condition or liquidity.

Note 4. Stock-Based Compensation

The Company has two stock incentive plans, the 1997 Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Awards are granted at the average market price of our stock on the grant date, vest over varying periods generally beginning six-months from the date of grant, and expire ten years from the date of grant.

As currently permitted by SFAS 123, the Company continues to measure and recognize compensation expense using the intrinsic value method specified in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net earnings and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the periods presented:

	For the three months
	ended March 31,
	2005	2004
	(in thousands)
Net earnings as reported	$19,778	$36,957

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(575)	(718)

Pro forma net earnings	$19,203	36,239

Basic earnings per share
As reported	$0.32	$0.60
Pro forma	$0.31	$0.60

Diluted earnings per share
As reported	$0.31	$0.57
Pro forma	$0.30	$0.56

Note 5. Segment Information

The Company’s operations can be categorized into two business segments: home lending and banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn spread income. The home lending operation involves the origination, packaging and sale of mortgage loans in order to receive transaction income. The home lending group also services mortgage loans for others and sells mortgage servicing rights (“MSRs”) into the secondary market. Funding for the home lending operation is provided by deposits and borrowings obtained by the banking group. All of our non-bank consolidated subsidiaries are included in the banking segment. All such subsidiaries are not material to the Company’s operations.

Following is a presentation of financial information by segment for the periods indicated:

	For the three months ended March 31, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
	(in thousands)
Net interest income	$50,148	$15,061	$—	$65,209
Gain on sale revenue	—	14,004	—	14,004
Other income	9,491	12,067	—	21,558
Revenues	59,639	41,132	—	100,771
Earnings before taxes	30,253	549	—	30,802
Depreciation and amortization	2,023	21,156	—	23,179
Capital expenditures	5,573	2,759	—	8,332
Identifiable assets	13,255,837	2,518,005	(1,500,000)	14,273,842
Intersegment income(expense)	11,250	(11,250)	—	—

	For the three months ended March 31, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
	(in thousands)
Net interest income	$41,571	$9,406	$—	$50,977
Gain on sale revenue	—	53,917	—	53,917
Other revenue	15,931	8,233	—	24,164
Revenues	57,502	71,556	—	129,058
Earnings before taxes	28,153	29,224	—	57,377
Depreciation and amortization	1,647	27,227	—	28,874
Capital expenditures	7,463	1,576	—	9,039
Identifiable assets	9,414,648	3,754,103	(1,000,000)	12,168,751
Intersegment income(expense)	7,500	(7,500)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Financial Ratios (in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2005	2004
Return on average assets	0.57%	1.31%
Return on average equity	10.69%	22.57%
Efficiency ratio	63.24%	48.33%

Equity/assets ratio (average for the period)	5.36%	5.81%

Mortgage loans originated or purchased	$7,126,740	$9,450,310
Other loans originated or purchased	$443,861	$163,145
Mortgage loans sold	$5,438,047	$7,640,738

Interest rate spread	1.90%	1.92%
Net interest margin	2.00%	2.00%

Average common shares outstanding	61,459	60,738
Average fully diluted shares outstanding	63,899	64,236

Charge-offs to average investment loans	0.26%	0.26%

	March 31,	December 31,	March 31,
	2005	2004	2004
Equity-to-assets ratio	5.21%	5.60%	5.43%
Core capital ratio (1)	6.24%	6.19%	6.58%
Total risk-based capital ratio (1)	10.99%	10.97%	12.01%

Book value per share	$11.99	$11.98	$10.87
Number of common shares outstanding	62,006	61,358	60,832

Mortgage loans serviced for others	$22,518,180	$21,354,724	$29,858,203
Capitalized value of mortgage servicing rights	0.95%	0.88%	0.87%

Ratio of allowance to non performing loans	64.6%	66.2%	66.1%
Ratio of allowance to investment loans	0.33%	0.36%	0.50%
Ratio of non performing assets to total assets	0.92%	0.99%	0.96%

Number of banking centers	123	120	100
Number of home loan centers	109	112	131
Number of salaried employees	2,404	2,396	2,502
Number of commissioned employees	838	980	1,124

(1)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations

Net Earnings

Net earnings for the three months ended March 31, 2005 were $19.8 million ($0.31 per share-diluted), a $17.2 million decrease from the $37.0 million ($0.57 per share-diluted) reported in 2004. The decrease resulted from a $42.5 million decrease in non-interest income and an increase in non-interest expense of $1.3 million that was offset in part by a $14.2 million increase in net interest income, a $3.1 million decrease in the provision for losses and a $9.4 million decrease in the provision for federal income taxes.

Segment reporting

Our operations can be categorized into two business segments: banking and home lending. Each business operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. The banking operation includes the gathering of deposits and investing those deposits in duration matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn interest spread income. The home lending operation involves the origination, packaging and sale of mortgage loans in order to receive transaction income. The home lending group also services mortgage loans for others and sells MSRs into the secondary market. Funding for our home lending group is provided by deposits and borrowings obtained by our banking group.

For certain financial information concerning the results of operations of our banking and home lending operations see Note 5 of the Unaudited Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.

     Banking operations

We provide a full range of banking services to consumers and small businesses in southern Michigan and Indiana. At March 31, 2005, the Bank operated a network of 123 banking centers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources.

In each successive period, the banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year revenues, expenses and assets related to this operation have increased. During the first quarter of 2005, revenues increased 3.7%, while pre-tax earnings increased 7.5% compared to the corresponding period in 2004. Additionally, identifiable assets increased 40.8% in 2005.

Further expansion of the deposit branch network is planned. During 2004, we opened 22 banking centers and three banking centers were opened in the first quarter of 2005. During 2005, we expect to expand our banking center network by up to 18 new banking centers. Also during 2005, we will enter our third state for deposit banking. We expect to open 14 branches over the next two years in the Atlanta, Georgia metropolitan area.

We do not expect that we will have an immediate increase in retail deposits by opening new facilities. Nonetheless, we believe that the growth in deposits will occur over time, with FHLB advances, municipal deposits and those deposit accounts garnered through the secondary market providing sufficient operational funding in the interim.

Despite our growing banking operation and the large number of banking centers that are not mature, the banking operation was responsible for 59.2% of revenues and 98.2% of pre-tax earnings during the three months ended March 31, 2005. During 2004, the banking operation produced 60.9% of pre-tax earnings.

     Home lending operations

Our home lending activities involve the origination or the purchase of mortgage loans. Our personnel originate loans and conduct business from 109 loan origination centers in 27 states. Our personnel also originate loans from the Bank’s 123 banking centers. We purchase mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers. This network includes home lending operations in all 50 states. The mortgage loans, the majority of which are subsequently sold on a servicing retained basis in the secondary mortgage market, conform to the underwriting standards of Freddie Mac, Fannie Mae or Ginnie Mae. The out-of-market servicing rights are usually sold in separate transactions. We also invest in a significant amount of our mortgage loan production in order to maximize our leverage ability and to receive the interest spread between the earning assets and paying liabilities.

The home lending operation also involves the servicing of mortgage loans for others. The servicing portfolio, which totals $22.5 billion at March 31, 2005, generally becomes more valuable in a rising rate environment and typically provides counter-cyclical earnings for our home lending operation. In our capacity as a mortgage loan servicer, we maintain escrow balances for our customers. At March 31, 2005, we held $714.0 million of escrow balances.

The home lending operation is a much more volatile source of earnings than the banking operation. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside of our control. The earnings volatility inherent in the mortgage banking operation is apparent in the revenues and pre-tax earnings of the operation. The results show that during the three months ended March 31, 2005, revenues decreased 42.5%, while pre-tax earnings decreased 98.2% compared to the corresponding period in 2004. The primary causes for these large decreases are the decreased mortgage loan production completed during the 2005 period as well as the large decreases in gains on loan sales and sales of mortgage servicing rights. The future revenue, earnings, and profitability of this operation are largely dependent on production volumes, servicing portfolio balances and the interest rate environment.

Net Interest Income

We recorded $65.2 million in net interest income for the three months ended March 31, 2005. This level of interest income increased 27.8% from the $51.0 million recorded for the comparable 2004 period. These results include a $32.3 million increase in interest revenue, which was offset, by an $18.0 million increase in interest expense. In this same period that we increased the average earning asset base by over $2.4 billion. We also raised $2.2 billion in average paying liabilities to fund these new assets. The liabilities used for these acquisitions and the liabilities that were used to replace maturing liabilities.

Earning assets as a whole repriced up 2 basis points while the liabilities repriced up 4 basis points on a like period comparison. These net decreases are reflected in the decrease in our net interest spread of 2 basis points to 1.90% for the three months ended March 31, 2005 from 1.92% for the comparable 2004 period.

On a sequential quarter basis, we reported a 9 basis point increase in the interest rate spread and 12 basis point increase in the interest margin. We reported an $8.1 million, or 14.2% increase in net interest income during the current period versus the fourth quarter of 2004.

     Average Yields Earned and Rates Paid

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the $4.9 million and $3.1 million of amortization of net premiums and the amortization of net deferred loan origination costs for the three months ended March 31, 2005 and 2004, respectively. Nonaccruing loans were included in the average loan amounts outstanding.

	Three Months ended March 31,
	2005			2004
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	( in thousands )
Earning assets:
Loans receivable, net	$12,709,716	$162,689	5.12%	$10,204,771	$129,924	5.09%
Other	39,207	436	4.45	57,358	917	6.39

Total earning assets	12,748,923	$163,125	5.12%	10,262,129	$130,841	5.10%
Other assets	1,041,265			1,010,483

Total assets	$13,790,188			$11,272,612

Interest-bearing liabilities:
Deposits	$7,581,723	$52,962	2.83%	$5,860,340	$34,049	2.34%
FHLB advances	4,493,132	41,052	3.71	3,656,265	36,742	4.04
Other	258,448	3,902	6.12	579,497	9,073	6.30

Total interest-bearing liabilities	12,333,303	$97,916	3.22%	10,096,102	$79,864	3.18%
Other liabilities	717,101			521,605
Stockholders equity	739,784			654,905

Total liabilities and Stockholders equity	$13,790,188			$11,272,612

Net earning assets	$415,620			$166,027

Net interest income		$65,209			$50,977

Interest rate spread(1)			1.90%			1.92%

Net interest margin(2)			2.00%			2.00%

Ratio of average interest- earning assets to interest-bearing liabilities			103%			102%

(1)	Interest rate spread is the difference between the total yield earned on interest-earning assets and the total rate of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

     Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities, which are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

	Three months ended March 31,
	2005 versus 2004
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Earning assets:
Loans receivable, net	$890	$31,875	$32,765
Other	(191)	(290)	(481)

Total	$699	$31,585	$32,284
Interest bearing liabilities:
Total deposits	$8,843	$10,070	$18,913
FHLB advances	(4,142)	8,452	4,310
Other	(115)	(5,056)	(5,171)

Total	$4,586	$13,466	$18,052

Change in net interest income	$(3,887)	$18,119	$14,232

Provision for Losses

The provision for losses was $6.2 million for the three months ended March 31, 2005 down from $9.3 million during the same period in 2004. The 2005 period included net charge-offs of $6.8 million. The 2004 period included net charge-offs of $4.5 million. Net charge-offs were an annualized 0.26% of average investment loans outstanding during both the three months ended March 31, 2005 and 2004, respectively.

The provision for loan loss increased $6.2 million for the three months ended March 31, 2005 when compared to no loan loss recorded for the three months ended December 31, 2004. Net charge-offs were an annualized 0.17% of average investment loans outstanding for the year ended December 31, 2004.

Non-Interest Income

During the three months ended March 31, 2005, non-interest income decreased $42.5 million to $35.6 million from $78.1 million in the comparable 2004 period. The rate environment generally slowed the amount of mortgage loan refinances generated in the 2005 period to $4.3 billion compared to $6.7 billion in the same 2004 period. The average origination rate equaled 5.72% for the three months ended March 31, 2005 compared to 5.37% for the same period in 2004. This refinancing slowdown negatively affected the amount of loan sale gains achieved. Further, we sold significantly less mortgage servicing rights during the 2005 period compared to 2004 that reduced our net gain on sales of mortgage servicing rights. Loan administration income decreased during the 2005 period compared to 2004 due to the fact that we were servicing fewer loans in the 2005 period.

     Loan fees and charges

Net loan fees collected during the three months ended March 31, 2005 totaled $2.6 million compared to $4.1 million collected during the comparable 2004 period. This decrease is the result of a decrease in total loan production of $2.1 billion to $7.5 billion for the quarter ended March 31, 2005, compared to $9.6 billion in the same 2004 period.

     Deposit fees and charges

During 2005, we collected $3.6 million in deposit fees versus $2.9 million collected in the comparable 2004 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand.

     Loan Administration

Net loan administration fee income decreased to $5.9 million during the three months ended March 31, 2005, from $8.2 million in the 2004 period. This $2.3 million decrease was the result of the $6.9 million decrease in the servicing fee revenue which was partially offset by the $4.6 million decrease in amortization of the mortgage servicing rights (“MSR”). The decrease in the servicing fee revenue was the result of loans serviced for others averaging $22.4 billion during the 2005 period versus $29.1 billion during the 2004 period. The decreased amortization amount was also the result of the reduction in the amount of MSRs in comparison to the corresponding period in 2004.

At March 31, 2005, the unpaid principal balance of loans serviced for others was $22.5 billion versus $21.4 billion serviced at December 31, 2004, and $29.9 billion serviced at March 31, 2004. The weighted average servicing fee on loans serviced for others at March 31, 2005 was 0.344% (i.e., 34.4 basis points). The weighted average age of the loans serviced for others portfolio at March 31, 2005 was 14 months old.

     Net Gain on Loan Sales

Unlike typical banking institutions, our net gain on loan sales is the transaction fee income generated from the origination, securitization and sale of loans completed by our home lending group.

Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. In our loan sale transactions, the only interests retained are the mortgage servicing rights created when the underlying loan is sold.

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

Also included in loan sales is the recording of mark to market pricing adjustments recorded in accordance with SFAS 133, “Accounting for Derivative Instruments” (“FASB 133”) and the recording of representation and warranty provisions recorded to offset losses from either loans sold that may be repurchased from secondary market investors or that we may indemnify the purchaser for any related losses. At March 31, 2005, we had forward contracts to sell mortgage-backed securities of $2.5 billion and interest rate lock commitments to originate loans of $2.5 billion.

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

The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (in thousands):

	Three months ended March 31,
	2005	2004

Net gain recorded	$9,756	$32,132
Add: FASB 133 adjustments	(3,135)	(6,704)
Add: provision charged to earnings	1,002	8,067

Gain recorded on loans sold	$7,623	$33,495

Loans sold	$5,438,047	$7,640,738
Spread achieved	0.14%	0.44%

For the three months ended March 31, 2005, net gain on loan sales decreased $22.3 million, to $9.8 million, from $32.1 million in the 2004 period. The 2005 period reflects the sale of $5.4 billion in loans versus $7.6 billion sold in the 2004 period. The interest rate environment and continued intense competition for mortgage loans in the 2005 period resulted in a lower mortgage loan origination volume ($7.1 billion in the 2005 period vs. $9.5 billion in the 2004 period) and a smaller or narrower gain on sale spread (14 basis points in the 2005 period versus 44 basis points in the 2004 period) recorded when the loans were sold. The interest rate environment in the 2005 period resulted in a lower number of refinances (59% in the 2005 period vs. 70% in the 2004 period).

     Net Gain on the Sale of Mortgage Servicing Rights

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

Management has historically maintained a profitable spread between the price at which it originates MSRs and the price level at which the MSR can be sold in the secondary market. Management has sold MSRs in bulk based on market opportunities in an attempt to maximize their value. Management has not historically been required to record a valuation adjustment to the MSRs portfolio for impairment. Impairment in a MSR portfolio is typically created by a sudden and unexpected change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that we will be able to avoid an impairment charge in the future.

We sold MSRs attributable to underlying loans totaling $2.5 billion during the 2005 period versus $6.4 billion during the 2004 period. We sold a $2.5 billion bulk servicing package in the 2005 period versus a $4.0 billion package in the 2004 period. During 2005, we did not sell any servicing rights on a flow basis and only $1.1 million of loans on a servicing released basis. During 2004, we sold $2.1 billion of newly originated servicing rights on a flow basis and $290.1 million of loans on a servicing released basis.

For the three months ended March 31, 2005, the net gain on the sale of mortgage servicing rights decreased from $21.8 million during the 2004 period to $4.2 million. The gain on sale in the 2004 period was higher than the gain recorded in the 2005 period because of the better spread achieved in 2004 and the reduction in the sales volume in 2005.

Other fees and charges

During the three months ended March 31, 2005, we recorded $2.5 million in dividends received on FHLB stock, compared to the $2.6 million received during the three months ended March 31, 2004. At March 31, 2005 and 2004, we owned $250.1 million and $227.4 million of FHLB stock, respectively.

We also recorded $1.1 million and $1.0 million in subsidiary income for the three months ended March 31, 2005 and 2004, respectively.

Non-Interest Expense

The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized. These expense amounts are reflected on our statement of earnings. Management believes that the analysis of non-interest expense on a “gross” basis (i.e., prior to the deferral of capitalized loan origination costs) more clearly reflects the changes in non-interest expense when comparing periods.

	Three months ended March 31,
	2005	2004
	( in thousands )
Compensation and benefits	$37,556	$38,437
Commissions	21,080	23,668
Occupancy and equipment	16,650	17,529
Advertising	2,125	2,391
Federal insurance premium	296	262
Communication	1,553	1,859
Other taxes	2,068	2,951
General and administrative	11,440	12,331

Total	92,768	99,428
Less: capitalized direct costs of loan closings	(29,045)	(37,049)

Total, net	$63,723	$62,379

Efficiency ratio (1)	63.24%	48.33%

(1) Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

The following are the major changes affecting the quarterly statement of earnings:

▪	The banking operation conducted business from 23 more facilities at March 31, 2005 than at March 31, 2004.

▪	We conducted business from 22 fewer retail loan origination offices at March 31, 2005 than at March 31, 2004.

▪	The home lending operation originated $7.1 billion in residential mortgage loans during the 2005 quarter versus $9.5 billion in the comparable 2004 quarter.

▪	We employed 2,404 salaried employees at March 31, 2005 versus 2,502 salaried employees at March 31, 2004.

▪	We employed 134 full-time national account executives at March 31, 2005 versus 128 at March 31, 2004.

▪	We employed 704 full-time retail loan originators at March 31, 2005 versus 996 at March 31, 2004.

Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $6.6 million to $92.8 million during the three months ended March 31, 2005, from $99.4 million for the comparable 2004 period. This decrease in costs is partially explained above, but further explanation follows. The reduction also demonstrates management’s commitment to reducing non-interest expenses.

The decreased compensation and benefits expense of $0.8 million is primarily the result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the additional banking centers.

The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was a $2.6 million decrease. This is the direct result of the decreased volume of mortgage loan originations during the period offset in part by an increase in the commission structure. During the 2005 period commissions were 30.0 basis points of loan originations versus 25.0 basis points during the 2004 period.

The majority of the $0.8 million decrease in occupancy and equipment costs are directly attributable to the closing of 22 loan origination centers due to reduced loan volume.

The decrease in general and administrative expense is reflective of the decreased mortgage loan originations and the decreased number of retail loan origination centers offset in part by the increased number of banking centers in operation during the period.

During the three months ended March 31, 2005, we capitalized direct loan origination costs of $29.0 million, a decrease of $8.0 million from $37.0 million for the comparable 2004 period. This decrease is a result of the decrease in mortgage loan production during the 2005 period versus the 2004 production. The 2005 deferral equates to a capitalization of $751 per loan versus $692 per loan in the 2004 period.

Financial Condition

Assets

Our assets totaled $14.3 billion at March 31, 2005, an increase of $1.2 billion, or 9.2%, as compared to $13.1 billion at December 31, 2004. This increase was primarily due to an increase in earning assets at March 31, 2005.

     Cash and cash equivalents

Cash and cash equivalents decreased from $156.5 million at December 31, 2004 to $153.1 million at March 31, 2005.

     Mortgage-backed securities held to maturity

Mortgage-backed securities decreased from $20.7 million at December 31, 2004 to $19.0 million at March 31, 2005. The decrease was attributed to payoffs received. There were no additions to the portfolio in the three months ended March 31, 2005.

     Investment securities

Our investment securities increased from $18.4 million at December 31, 2004 to $19.6 million at March 31, 2005. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and investments made by non-bank subsidiaries.

     Loans available for sale

Mortgage loans available for sale increased $0.5 billion, or 33.3%, to $2.0 billion at March 31, 2005, from $1.5 billion at December 31, 2004. This increase is primarily attributable to the timing of the loan sales. At March 31, 2005, the majority of these loans were originated within the three weeks prior to the end of the quarter.

     Investment loan portfolio

The investment loan portfolio at March 31, 2005 increased $0.6 billion from December 31, 2004. The increase included a $0.4 billion increase in mortgage loans and a $0.2 billion increase in consumer loans.

	March 31, 2005	December 31, 2004	March 31, 2004
Loans held for investment:

Single family mortgage	$9,121,484	$8,657,293	$6,503,734
Second mortgage	234,549	196,518	135,298
Construction	64,926	67,640	60,369
Commercial real estate	813,581	751,730	589,906
Warehouse	182,541	249,291	520,120
Commercial	8,633	8,415	8,156
Consumer	769,694	627,576	288,331

Total	$11,195,408	$10,558,463	$8,105,914

     Allowance for losses

The allowance for loan losses remained relatively static due to a slight improvement in delinquencies and a minimal change in non-performing loans. It is management’s belief that the current reserves are adequate to offset the inherent risk associated with our investment loan portfolio. The investment loan portfolio increased $0.6 billion, or 5.7%, during the three month period ended March 31, 2005. The allowance for losses totaled $37.0 million at March 31, 2005 and $37.6 million at December 31, 2004, respectively. The allowance for losses as a percentage of non-performing loans was 64.6% and 66.2% at March 31, 2005 and December 31, 2004, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) totaled $57.3 million and $56.9 million at March 31, 2005 and December 31, 2004, respectively. The allowance for losses as a percentage of investment loans was 0.33% and 0.36% at March 31, 2005 and December 31, 2004, respectively.

The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the date listed. At March 31, 2005, 90% of all delinquent loans are loans in which we had a first lien position on residential real estate.

	March 31,	December 31,	March 31,
Days Delinquent	2005	2004	2004
30	$36,727	$33,918	$33,089
60	15,125	13,247	10,390
90	57,349	56,885	61,762

Total	$109,201	$104,050	$105,241

Investment loans	$11,195,408	$10,558,463	$8,105,914

Delinquency %	0.98%	0.99%	1.30%

The following shows the activity in the allowance for loan losses during the indicated periods (in thousands):

Activity Within the Allowance For Loan Losses

	March 31, 2005	March 31, 2004	December 31, 2004

Beginning balance	$37,627	$36,017	$36,017
Provision for losses	6,246	9,302	16,077
Charge-offs
Mortgage	(4,530)	(4,345)	(14,629)
Consumer	(1,157)	(210)	(1,150)
Commercial	(2,200)	(71)	(290)
Construction	—	—	(2)
Other	(91)	(74)	(717)

Total	(7,978)	(4,700)	(16,788)
Recoveries
Mortgage	306	98	1,081
Consumer	51	97	242
Commercial	766	—	998
Other	—	—	—

Total	1,123	195	2,321

Ending balance	$37,018	$40,814	$37,627

Net charge-off ratio	0.26%	0.26%	0.17%

     Accrued interest receivable

Accrued interest receivable increased from $37.0 million at December 31, 2004 to $40.3 million at March 31, 2005 due to the timing of payments, as well as the increase in our total loan portfolio. We typically collect loan interest one month in arrears.

     FHLB stock

Our investment in FHLB stock increased from $234.8 million at December 31, 2004 to $250.1 million at March 31, 2005. The investment is required to permit the Bank to borrow from the Federal Home Loan Bank of Indianapolis (“FHLBI”). The increase includes purchases of additional shares as well as $2.5 million of dividends reinvested.

     Repossessed assets

Repossessed assets increased from $37.8 million at December 31, 2004 to $38.8 million at March 31, 2005. This increase was caused by a larger amount of loans in a foreclosed status that are yet to be sold.

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

These repurchased assets are typically non-performing and totaled a net $17.1 million at December 31, 2004 and $16.9 million at March 31, 2005. The assets have been adjusted by a specific reserve of $3.5 million at December 31, 2004 and $4.0 million at March 31, 2005. During all of 2004, we repurchased $68.7 million in non-performing loans. During the three months ended March 31, 2005 and 2004 we repurchased $14.6 million and $25.7 million in non-performing loans, respectively. In most instances, these loans are acquired and subsequently foreclosed upon and later sold.

     Mortgage servicing rights

Mortgage servicing rights totaled $215.0 million at March 31, 2005, an increase of $27.0 million from the $188.0 million reported at December 31, 2004. During the three months ended March 31, 2005, we capitalized $72.9 million, amortized $16.2 million, and sold $29.7 million in mortgage servicing rights.

At March 31, 2005, the fair value of the MSRs was approximately $287.5 million based on an internal valuation model which utilized an average discounted cash flow equal to 10.84%, an average cost to service of $45 per conventional loan and $55 per government or adjustable rate loan, and a weighted constant prepayment assumption equal to 19.1%. The portfolio contained 174,373 loans, had a weighted rate of 6.08%, a weighted remaining term of 308 months, and had been seasoned 14 months.

The principal balance of the loans serviced for others stands at $22.5 billion at March 31, 2005 versus $21.4 billion at December 31, 2004. The capitalized value of the mortgage servicing rights was 0.95% at March 31, 2005 and 0.88% at December 31, 2004.

Activity of Mortgage Loans Serviced for Others (in thousands):

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Beginning balance	$21,354,724	$30,395,079
Loans sold	5,438,047	7,640,738

Subtotal	26,792,771	38,035,817

Loans sold servicing released	514,552	290,096
Servicing sold (flow basis)	—	2,069,122
Servicing sold (bulk basis)	2,475,832	3,998,836

Subtotal	2,476,933	6,358,054

Loan prepayments	1,284,207	1,819,560

Ending balance	$22,518,180	$29,858,203

     Other assets

Other assets decreased $7.6 million, or 3.7%, to $200.4 million at March 31, 2005, from $208.0 million at December 31, 2004. The majority of this decrease was attributable to the collection of receivables in conjunction with the sale of residential mortgage loan servicing rights during the later portion of 2004. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.

Liabilities

Our total liabilities increased $1.1 billion, or 8.9%, to $13.5 billion at March 31, 2005, from $12.4 billion at December 31, 2004. The majority of this increase was found in our interest bearing liabilities.

     Deposit accounts

Deposit accounts increased $0.3 billion to $7.7 billion at March 31, 2005, from $7.4 billion at December 31, 2004.

Demand deposit accounts decreased $37.3 million to $339.2 million at March 31, 2005, from $376.5 million at December 31, 2004.

Savings deposit accounts decreased $322.5 million to $561.6 million at March 31, 2005, from $884.1 million at December 31, 2004.

Money market deposits increased $90.0 million to $949.6 million at March 31, 2005, from $859.6 million at December 31, 2004.

Certificates of deposits increased $0.4 billion to $2.5 billion at March 31, 2005, from $2.1 billion at December 31, 2004.

The municipal deposit channel now totals $1.6 billion. The account totals increased $0.3 billion during the three months ended March 31, 2005. These deposits have been garnered from local government units within our retail market area.

National deposit accounts decreased a net $0.1 billion to $1.8 billion at March 31, 2005, from $1.9 billion at December 31, 2004. During the three months ended March 31, 2005, the newly acquired national deposits totaled $0.2 billion and the matured national deposits totaled $0.3 billion. These deposits have a weighted maturity of 23 months and are used for interest rate risk management.

Deposit Portfolio
(in thousands)

	March 31, 2005			December 31, 2004
	Balance	Rate	%	Balance	Rate	%

Demand deposits	$339,168	0.73%	4.4%	$376,506	0.71%	5.1%
Savings deposits	561,562	1.96	7.2	884,117	2.13	12.0
Money market deposits	949,591	2.61	12.3	859,573	1.98	11.6
Certificates of deposits	2,450,618	3.54	31.6	2,056,608	3.51	27.9

Total retail deposits	4,300,939	2.91	55.5	4,176,804	2.65	56.6

Municipal deposits	1,647,247	2.95	21.3	1,264,225	2.37	17.1
National deposits	1,796,495	3.18	23.2	1,938,626	3.05	26.3

Total deposits	$7,744,681	2.98%	100.0%	$7,379,655	2.71%	100.0%

     FHLB advances

The portfolio of FHLB advances contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	March 31, 2005		December 31, 2004
	Amount	Rate	Amount	Rate

Floating rate daily advances	$1,688,000	2.92%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49	1,120,000	5.15
Fixed rate term advances	2,350,000	3.53	2,350,000	3.53

Total	$4,738,000	3.46%	$4,090,000	3.74%

FHLB advances increased $0.6 billion to $4.7 billion at March 31, 2005, from $4.1 billion at December 31, 2004. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale and the availability of lower cost funding from our retail deposit base and our escrow accounts. We have an approved line with the FHLB of $5.5 billion at March 31, 2005. During the first quarter of 2005, $420.0 million of putable advances with an average rate of 6.25% matured. We replaced the matured putable advances with daily advances with an average rate of 2.92%.

     Long term debt

Our long-term debt principally consists of junior subordinated notes related to trust preferred securities. The notes mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. During the three months ended March 31, 2005, we completed two additional private debt offerings, which resulted in an increase in our long-term debt of $77.3 million.

The following table presents long-term debt (in thousands):

	March 31,	December 31,
	2005	2004

Junior subordinated notes related to trust preferred securities Floating 3 month LIBOR plus 3.25%(1) (3.12% at March 31, 2005), matures 2032	$25,774	$25,774
Fixed 6.55%(2), matures 2033	25,774	25,774
Fixed 6.75%(2), matures 2033	25,780	25,780
Fixed 4.55%(3), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 2.00%(4)(3.12% at March 31, 2005), matures 2036	25,774	—
Fixed 6.47%(5), matures 2036	51,547	—

Subtotal	180,423	103,102
Other Debt
Fixed 7.00% due 2013	1,325	1,325

Total long-term debt	$181,748	$104,427

(1)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007. The securities are callable after December 26, 2007.

(2)	After five years the rate converts to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable after February 26, 2008 and March 26, 2008.

(3)	After five years the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable after January 7, 2010.

(4)	The securities are callable after April 7, 2010.

(5)	After five years the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable after June 15, 2010.

     Accrued interest payable

Our accrued interest payable decreased $2.4 million to $25.7 million at March 31, 2005. The decrease is due to the quarterly payment of interest on the interest-bearing liabilities.

     Undisbursed payments on loans serviced for others

Undisbursed payments on loans serviced for others decreased $8.2 million to $488.0 million at March 31, 2005, from $496.2 million at December 31, 2004. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume.

     Escrow accounts

Customer escrow accounts increased $49.6 million to $226.0 million at March 31, 2005, from $176.4 million at December 31, 2004. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.

     Liability for checks issued

Liability for checks issued decreased $0.4 million to $18.5 million at March 31, 2005, from $18.9 million at December 31, 2004. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

     Federal income taxes payable

Federal income taxes payable increased $12.3 million to $38.4 million at March 31, 2005, from $26.1 million at December 31, 2004. This increase is attributable to the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income offset by any estimated payment made during the quarter.

     Secondary market reserve

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

In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve. The reserve is maintained at a level that is based on management’s analysis of the probable losses related to the repurchase of loans that were sold during the prior sixty-month period. Our experience indicates that deficiencies in representations and warranties that require repurchase of a loan are usually raised within the first sixty-months following the sale of the loan. There can be no assurance that the Company will not sustain losses that exceed the reserve, or that subsequent evaluation will not require adjustments to the reserve. Any increase in this reserve would decrease the earnings in the period in which the increase is recorded. Such increase is charged to net gains on loan sales.

Reserve levels are a function of expected losses based on repurchase requests, historical experience and volume of loan sales. While the ultimate amount of repurchases is uncertain, we believe that the reserves are adequate. We will continue to evaluate the adequacy of our reserves and will continue to allocate a portion of our gain on loan sales to these reserves going forward. Changes in the level of the provision to this reserve impact the overall gain on loan sale margin from quarter to quarter.

For the sixty-month period ending March 31, 2005, the amount of loans we sold into the secondary market was $164.2 billion.

     Secondary Market Reserve

Three months ended
March 31, 2005
Beginning balance	$19,002
Provision charged to earnings	1,002
Indemnifications	(4,155)
Charge-offs, net of recoveries	(687)

Ending balance	$15,162

     Other liabilities

Other liabilities increased $2.7 million to $54.4 million at March 31, 2005, from $51.7 million at December 31, 2004. This increase was caused by changes in the timing of the payment of liabilities associated with the employee payroll and our mortgage production.

Liquidity and Capital

     Liquidity

Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. We have no other significant business than that of our wholly owned subsidiary, Flagstar Bank, FSB.

Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLBI, cash generated from operations and customer escrow accounts. Additionally, during the past seven years, we and our affiliates have issued securities in seven separate offerings to the capital markets, generating over $300 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. We do not foresee any difficulty in meeting our liquidity requirements.

Customer deposits increased $0.3 billion, or 4.1%, and totaled $7.7 billion at March 31, 2005. The increase is directly attributable to the Company’s aggressive growth strategy.

Mortgage loans sold during the three months ended March 31, 2005 totaled $5.4 billion, a decrease of $2.2 billion from the $7.6 billion sold during the same period in 2004. This decrease in mortgage loan sales was attributable to the $2.4 billion decrease in mortgage loan originations during the quarter which we attribute to a rising interest rate environment and resulting decline in demand for fixed-rate mortgage loans. We sold 76.1% and 80.9% of our mortgage loan originations during the three-month periods ended March 31, 2005 and 2004, respectively.

We typically use FHLB advances to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use this source of funds until a more cost-effective source of funds becomes available. FHLB advances are used because of their flexibility. We had $4.7 billion outstanding at March 31, 2005. Such advances are repaid with the proceeds from the sale of mortgage loans. We currently have an authorized line of credit equal to $5.0 billion at March 31, 2005. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, we expect to use the additional funds to replace FHLB advances.

At March 31, 2005, we had outstanding rate-lock commitments to lend $2.5 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $202.4 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2005, we had outstanding commitments to sell $2.5 billion of mortgage loans. We expect that our lending commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.9 billion at March 31, 2005 and include $1.4 billion of unused warehouse lines of credit to various mortgage companies. We had advanced $182.5 million at March 31, 2005.

     Regulatory Capital Adequacy

At March 31, 2005, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

Critical Accounting Policies

Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our financial statements. These policies relate to (a) the methodology for determining our allowance for loan losses; (b) the valuation of our mortgage servicing rights; (c) the accounting for our derivatives; (d) the valuation of our secondary market reserve, and (e) the recognition of gain or loss on the sale of loans. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In our home lending operations, we are exposed to market risk in the form of interest rate risk from the time the interest rate on a mortgage loan application is committed to by us through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors and, based upon these analyses, project the amount of mortgage loans we expect to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the number of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”) to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resultant mismatching of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this is not anticipated, we will not have made commitments to sell these additional pipeline loans and may incur losses upon their sale as the market rate of interest will be higher than the mortgage interest rate committed to by us on such additional pipeline loans. To the extent that the hedging strategies utilized by us are not successful, our profitability may be adversely affected.

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2004.

Item 4. Controls and Procedures

a)	Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

b)	Changes in Internal Controls. During the quarter ended March 31, 2005, other than as set forth below, there has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of addressing each of the material weaknesses identified in Item 9A-Controls and Procedures to our Annual Report on Form 10-K for the year ended December 31, 2004. We believe that the weaknesses are correctable, there can be no assurance that the control improvements implemented will be adequate or that other control weaknesses will not be identified prior to December 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company made no repurchases of its common stock during the quarter ended March 31, 2005.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Not applicable

(b)	Not applicable

Item 5. Other Information

     None.

Item 6. Exhibits

(a)	Exhibits

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: May 10, 2005	By:	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Michael W. Carrie

Michael W. Carrie
Executive Director and
Chief Financial Officer
(Principal Financial Accounting Officer)

Exhibit Index

Ex. No.	Description
Exhibit 11.	Computation of Net Earnings per Share
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551
Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551