Form 10-Q/A
period 2005-03-31
FLAGSTAR BANCORP INC
filed 2005-06-16
CIK 1033012

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is being filed solely to revise the disclosure in Item 4(a). This amendment does not affect any of the financial information or any of the other information previously reported in the originally filed Form 10-Q.

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

Management believes there has been no material change in either interest rate risk or market risk since December 31, 2004.

Item 4. Controls and Procedures

a)	Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively.

b)	Changes in Internal Controls. During the quarter ended March 31, 2005, other than as set forth below, there has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FLAGSTAR BANCORP, INC.

Date: June 15, 2005	By:	/S/ Mark T. Hammond

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