Form 10-Q
period 2005-06-30
FLAGSTAR BANCORP INC
filed 2005-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16577
FLAGSTAR BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098

(Address of principal executive offices)	(Zip Code)
(248) 312-2000
(Registrant’s telephone number, including area code)
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
As of August 3, 2005, 62,256,028 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE
Statement regarding Review of Financial Statements
This Quarterly Report on Form 10-Q contains financial statements for the fiscal quarter ended June 30, 2005, which have not been reviewed by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X because Grant Thornton LLP, our previous independent registered public accounting firm, resigned on June 13, 2005 and our new independent registered public accounting firm, Virchow, Krause and Company, LLP, was not engaged until August 5, 2005. For additional information regarding the resignation of Grant Thornton LLP, please refer to our Current Report on Form 8-K filed on June 15, 2005 and our Current Report on Form 8-K/A filed on August 4, 2005.
We expect that the required review of our financial statements for the fiscal quarter ended June 30, 2005 will be completed by Virchow, Krause and Company, LLP as soon as practicable. Upon the completion of their review, we intend to file an amendment to this Quarterly Report on Form 10-Q. We believe that the following unaudited financial statements and notes thereto include all adjustments necessary for a fair presentation of the consolidated financial position and results from operations for the periods presented. For information regarding our engagement of Virchow, Krause and Company, LLP, please refer to our Current Report on Form 8-K filed August 8, 2005.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Registrant are as follows:
Consolidated Statements of Financial Condition — June 30, 2005 (unaudited) and December 31, 2004.
Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income – For the six months ended June 30, 2005 (unaudited) and for the year ended December 31, 2004.
Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2005 and 2004.
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
There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to: (1) significant increases in competitive pressures among depository institutions; (2) reduced net interest margins because of the changes in the interest rate environment; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Company does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt, or increase volatility in, securities markets, or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of any regulatory and legal investigations and proceedings.
The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At June 30,	At December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$171,326	$156,457
Mortgage-backed securities held to maturity	17,842	20,710
Investment securities	20,662	18,391
Mortgage loans available for sale	1,961,977	1,506,311
Investment loan portfolio	11,784,482	10,558,463
Less: allowance for losses	(33,372)	(37,627)

Investment loan portfolio, net	11,751,110	10,520,836

Total earning assets	13,751,591	12,066,248
Accrued interest receivable	43,731	35,047
Repossessed assets, net	35,809	37,823
Repurchased assets, net	15,786	17,099
Federal Home Loan Bank stock	262,477	234,845
Premises and equipment, net	188,807	180,095
Mortgage servicing rights, net	284,331	187,975
Other assets	162,769	209,899

Total assets	$14,916,627	$13,125,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$7,887,028	$7,379,655
Federal Home Loan Bank advances	5,161,035	4,090,000
Long term debt	181,748	104,427

Total interest-bearing liabilities	13,229,811	11,574,082

Accrued interest payable	32,814	28,145
Undisbursed payments on loans serviced for others	477,083	496,210
Escrow accounts	285,033	176,424
Liability for checks issued	21,784	18,941
Federal income taxes payable	52,766	26,115
Secondary market reserve	15,600	19,002
Other liabilities	46,458	51,732

Total liabilities	14,161,349	12,390,651

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized; 62,243,888 and 61,357,614 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	623	614
Additional paid in capital	44,348	40,754
Accumulated other comprehensive income	5,520	5,343
Retained earnings	704,787	688,126

Total stockholders’ equity	755,278	734,837

Total liabilities and stockholders’ equity	$14,916,627	$13,125,488

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Loans and mortgage backed securities	$165,617	$139,516	$328,306	$269,440
Other	494	698	931	1,615

Total	166,111	140,214	329,237	271,055
Interest Expense
Deposits	61,698	38,813	114,659	72,863
FHLB advances	41,138	34,794	82,190	71,536
Other	4,834	7,286	8,737	16,358

Total	107,670	80,893	205,586	160,757

Net interest income	58,441	59,321	123,651	110,298
Provision for losses	2,903	3,603	9,150	12,905

Net interest income after provision for losses	55,538	55,718	114,501	97,393

Non-Interest Income
Loan fees and charges, net	3,213	6,017	5,835	10,088
Deposit fees and charges	4,400	3,291	7,977	6,159
Loan administration, net	1,669	5,590	7,614	13,822
Net gain on loan sales	31,177	7,513	40,933	39,645
Net gain on sales of mortgage servicing rights	2,262	37,248	6,510	59,033
Other fees and charges	12,148	11,380	21,561	20,373

Total	54,869	71,039	90,430	149,120
Non-Interest Expense
Compensation and benefits	31,620	29,298	62,339	56,407
Occupancy and equipment	18,048	16,514	34,446	33,611
Communication	1,563	1,846	3,116	3,704
Other taxes	2,463	3,096	4,531	6,047
General and administrative	13,380	12,583	26,364	25,947

Total	67,074	63,337	130,796	125,716

Earnings before federal income taxes	43,333	63,420	74,135	120,797
Provision for federal income taxes	15,533	22,230	26,557	42,650

Net Earnings	$27,800	$41,190	$47,578	$78,147

Net earnings per share — basic	$0.45	$0.68	$0.77	$1.29

Net earnings per share — diluted	$0.43	$0.65	$0.74	$1.22

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2003	$607	$35,394	$2,173	$605,494	$643,668

Net earnings	—	—	—	143,754	143,754
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income					146,924
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004 (Unaudited)	614	40,754	5,343	688,126	734,837
Net earnings	—	—	—	47,578	47,578
Reclassification of gain on swap extinguishment	—	—	(668)	—	(668)
Net unrealized gain on swaps used in cash flow hedges	—	—	845	—	845

Total comprehensive income					47,755
Stock options exercised and grants issued, net	9	3,594	—	—	3,603
Dividends paid ($0.50 per share)	—	—	—	(30,917)	(30,917)

Balance at June 30, 2005	$623	$44,348	$5,520	$704,787	$755,278

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the six months ended
	June 30,
	2005	2004
Operating Activities
Net earnings	$47,578	$78,147
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	9,150	12,905
Depreciation and amortization	52,036	60,845
FHLB stock dividends	(5,035)	(4,869)
Net gain on the sale of assets	(1,062)	(1,261)
Net gain on loan sales	(40,933)	(39,645)
Net gain on sales of mortgage servicing rights	(6,510)	(59,033)
Proceeds from sales of loans available for sale	11,343,851	15,766,701
Originations and repurchase of loans, net of principal repayments	(12,200,076)	(17,027,099)
Increase in accrued interest receivable	(8,684)	(1,489)
Decrease (increase) in other assets	49,739	(89,384)
Increase in accrued interest payable	4,669	1,436
Increase in the liability for checks issued	2,843	183
Increase in federal income taxes payable	25,529	6,824
(Decrease) increase in other liabilities	(8,676)	29,268

Net cash used in operating activities	(735,581)	(1,266,471)
Investing Activities
Net change in investment securities	(2,271)	(1,208)
Net change in mortgage backed securities	2,868	4,528
Origination of loans held for investment, net of principal repayments	(817,377)	(19,860)
Purchases of Federal Home Loan Bank stock	(22,597)	(26,579)
Investment in unconsolidated subsidiary	2,321	2,328
Proceeds from the disposition of repossessed assets	22,567	19,641
Acquisitions of premises and equipment, net of proceeds from sales	(24,613)	(16,772)
Increase in mortgage servicing rights	(162,286)	(169,475)
Proceeds from the sale of mortgage servicing rights	36,262	207,295

Net cash used in investing activities	(965,126)	(102)
Financing Activities
Net increase in deposit accounts	507,373	854,325
Issuance of junior subordinated debt	75,000	—
Redemption of preferred securities	—	(74,750)
Net increase in Federal Home Loan Bank advances	1,071,035	387,199
Net (disbursement) receipt of payments of loans serviced for others	(19,127)	17,113
Net receipt of escrow payments	108,609	124,959
Proceeds from the exercise of stock options	3,603	2,397
Dividends paid to stockholders	(30,917)	(30,442)

Net cash provided by financing activities	1,715,576	1,280,801

Net increase in cash and cash equivalents	14,869	14,228
Beginning cash and cash equivalents	156,457	148,417

Ending cash and cash equivalents	$171,326	$162,645

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental disclosure of cash flow information:
Loans receivable transferred to repossessed assets	$19,446	$20,253

Total interest payments made on deposits and other borrowings	$200,917	$159,321

Federal income taxes paid	$—	$36,000

Loans held for sale transferred to loans held for investment	$441,492	$1,901,750

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Nature of Business
Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.9 billion in assets at June 30, 2005, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
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
A majority of the single-family mortgage loans originated that conform to underwriting standards of Fannie Mae, Freddie Mac or Ginnie Mae are securitized and sold on a servicing-retained basis. Any out-of-market servicing rights may then be sold in a separate transaction. The Company may also invest in a significant amount of its loan production for its own portfolio to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.
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
The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (except that the unaudited consolidated financial statements have not yet been reviewed by an independent registered public accounting firm). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2005 presentation.
Note 3. Recent Accounting Developments
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“FAS 154”). FAS 154 replaces Accounting Principles Board (APB) Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the new accounting principle. FAS 154 also requires that a change in method of depreciation or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company’s financial statements.

Note 4. Stock-Based Compensation
The Company has two stock incentive plans, the 1997 Employees and Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which collectively provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees (including officers and directors). Awards are granted at the average market price of the Company’s common stock on the grant date, vest over varying periods generally beginning six months from the date of grant, and expire ten years from the date of grant.
As currently permitted by SFAS 123, the Company continues to measure and recognize compensation expense using the intrinsic value method specified in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net earnings and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the periods presented:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$27,800	$41,190	$47,578	$78,147

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(575)	(719)	(1,151)	(1,437)

Pro forma net earnings	$27,225	$40,471	$46,427	$76,710

Basic earnings per share
As reported	$0.45	$0.68	$0.77	$1.29
Pro forma	$0.44	$0.66	$0.75	$1.26

Diluted earnings per share
As reported	$0.43	$0.65	$0.74	$1.22
Pro forma	$0.42	$0.63	$0.72	$1.20
Note 5. Segment Information
The Company’s operations can be categorized into two business segments: home lending and banking. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business operations is complementary to each other.
The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. All of the Company’s non-bank consolidated subsidiaries are included in the banking segment, and none are material to the Company’s operations.
The home lending operation involves the origination, packaging and sale of mortgage loans in order to receive transaction income. It also services mortgage loans for others and may sell mortgage servicing rights (“MSRs”) into the secondary market. Funding for the home lending operation is provided by deposits and borrowings obtained by the banking group.

Following is a presentation of financial information by segment for the periods indicated:

	For the three months ended June 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$41,845	$16,596	$—	$58,441
Gain on sale revenue	—	33,439	—	33,439
Other income	11,707	9,723	—	21,430
Total net interest income and non-interest income	53,552	59,758	—	113,310
Earnings before taxes	24,083	19,250	—	43,333
Depreciation and amortization	3,049	25,807	—	28,856
Capital expenditures	14,024	2,212	—	16,236
Identifiable assets	13,852,498	2,534,129	(1,470,000)	14,916,627
Inter-segment income (expense)	11,025	(11,025)	—	—

	For the six months ended June 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$91,994	$31,657	$—	$123,651
Gain on sale revenue	—	47,443	—	47,443
Other income	21,198	21,789	—	42,987
Total net interest income and non-interest income	113,192	100,889	—	214,081
Earnings before taxes	54,336	19,799	—	74,135
Depreciation and amortization	5,071	46,963	—	52,036
Capital expenditures	19,597	4,971	—	24,568
Identifiable assets	13,852,498	2,534,129	(1,470,000)	14,916,627
Inter-segment income (expense)	22,275	(22,275)	—	—

	For the three months ended June 30, 2004
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$43,884	$15,437	$—	$59,321
Gain on sale revenue	—	44,762	—	44,762
Other income	17,119	9,158	—	26,277
Total net interest income and non-interest income	61,003	69,357	—	130,360
Earnings before taxes	39,312	26,108	—	63,420
Depreciation and amortization	1,646	30,521	—	32,167
Capital expenditures	797	7,075	—	7,872
Identifiable assets	9,460,830	2,987,835	(500,000)	11,948,665
Inter-segment income (expense)	3,750	(3,750)	—	—

	For the six months ended June 30, 2004
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$85,455	$24,843	$—	$110,298
Gain on sale revenue	—	98,678	—	98,678
Other income	33,051	17,391	—	50,442
Total net interest income and non-interest income	118,506	140,912	—	259,418
Earnings before taxes	63,925	56,872	—	120,797
Depreciation and amortization	3,292	57,748	—	61,040
Capital expenditures	8,260	8,651	—	16,911
Identifiable assets	9,460,830	2,987,835	(500,000)	11,948,665
Inter-segment income (expense)	11,250	(11,250)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Financial Ratios (in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Return on average assets	0.78%	1.37%	0.67%	1.34%
Return on average equity	14.88%	24.18%	12.80%	23.26%
Efficiency ratio	59.2%	48.6%	61.1%	48.5%

Equity/assets ratio (average)	5.27%	5.66%	5.25%	5.74%

Mortgage loans originated or purchased	$7,103,622	$9,054,958	$14,316,714	$18,543,272
Mortgage loans sold	$5,891,492	$8,085,479	$11,329,539	$15,726,216

Interest rate spread	1.71%	1.91%	1.71%	1.90%
Net interest margin	1.79%	2.13%	1.90%	2.07%

Average common shares outstanding	62,078	60,889	61,770	60,814
Average diluted shares outstanding	64,265	64,055	64,083	64,145

Charge-offs to average investment loans	0.24%	0.12%	0.24%	0.17%

	June 30,	March 31,	December	June 30,
	2005	2005	31, 2004	2004
Equity to assets ratio	5.06%	5.21%	5.60%	5.85%
Core capital ratio[1]	6.07%	6.24%	6.19%	6.36%
Total risk based capital ratio[1]	10.50%	10.99%	10.97%	11.72%

Book value per share	$12.13	$11.99	$11.98	$11.43
Number of common shares outstanding	62,244	62,006	61,358	61,141

Mortgage loans serviced for others	$26,646,531	$22,518,180	$21,354,724	$26,667,308
Value of mortgage servicing rights	1.07%	0.95%	0.88%	0.89%

Ratio of allowance to non-performing loans	51.2%	64.6%	56.1%	67.8%
Ratio of allowance to held for investment loans	0.28%	0.33%	0.36%	0.48%
Non-performing assets to total assets	0.93%	0.92%	1.07%	1.02%

Number of banking centers	128	123	120	103
Number of home lending centers	114	109	112	137
Number of salaried employees	2,431	2,404	2,396	2,482
Number of commissioned employees	800	838	980	997

[1]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to Flagstar Bank only.

Results of Operations
Net Earnings
Net earnings during the three and six month periods ended June 30, 2005, constituted a return on average equity of 14.88% and 12.80% and a return on average assets of 0.78% and 0.67%, respectively, reflecting a flatter yield curve environment and also net interest margin compression. Returns in 2004 were 24.18% and 23.26% as of percentage of average equity and 1.37% and 1.34% of average assets, respectively.
Additional factors affecting net earnings in 2005 include:
•	Lower net interest income due to an increase in interest rate paid on deposits which has not been matched by the increase in the average interest rate earned on our interest earning assets.

•	Lower non-interest income due to a significant reduction in the sales of mortgage servicing rights based upon management’s determination of the absence of appropriate selling opportunities.

•	Lower non-interest income due to a decrease in loan originations and the corresponding decrease in loans sold in the secondary market. During the three and six months ended June 30, 2005, loan originations were down 22.0% and 22.7%, respectively, compared to the same periods of 2004. To a large degree, the decrease in loan originations during 2005 is attributable to a decline in mortgage refinancings.

•	Higher overhead costs in our banking group attributable in part to eight new banking centers that have been opened during the first six months of 2005.
     Three Months
Net earnings for the three months ended June 30, 2005 were $27.8 million ($0.43 per share-diluted), a $13.4 million decrease from the $41.2 million ($0.65 per share-diluted) reported in 2004. The decrease resulted from a $16.1 million decrease in non-interest income, an increase in non-interest expense of $3.8 million, and a decrease in net interest income of $0.9 million that was offset by a $0.7 million decrease in the provision for losses and a $6.7 million decrease in the provision for federal income taxes.
     Six Months
Net earnings for the six months ended June 30, 2005 were $47.6 million ($0.74 per share-diluted), a $30.5 million decrease from the $78.1 million ($1.22 per share-diluted) reported in 2004. The decrease resulted from a $58.7 million decrease in non-interest income and an increase in non-interest expense of $5.1 million that was offset by a $13.4 million increase in net interest income, a $3.8 million decrease in the provision for losses and a $16.1 million decrease in the provision for federal income taxes.
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
For certain financial information concerning the results of operations of our banking and home lending operations see Note 5 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.

Banking operation
We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. At June 30, 2005, the Bank operated a network of 128 banking centers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources.
In each successive period, the banking operation has expanded its deposit portfolio and banking centers. Each new banking center has been opened on a de novo basis. The result has been that each year assets related to this operation have increased. Further expansion of the deposit branch network is planned. During 2005, we expect to expand our banking center network by up to 18 new banking centers. Also during 2005, we have entered our third state for deposit banking. We expect to open 14 branches over the next two years in the Atlanta, Georgia metropolitan area. During 2004, the Company opened 22 banking centers. During the first six months of 2005, eight banking centers were opened.
As we open new branches, we believe that the growth in deposits will occur over time, with FHLB advances, municipal deposits and those deposit accounts garnered through the secondary market providing sufficient operational funding in the interim.
     Three Months
During the three-month period ended June 30, 2005, total net interest income and non-interest income decreased 12.2%, while pre-tax earnings decreased 35.5% compared to the corresponding period in 2004. Additionally, identifiable assets increased 46.3% in 2005 from the corresponding period in 2004. Despite our growing banking operation and the large number of banking centers that are not mature, the banking operation was responsible for 47.3% of the total net interest income and non-interest income and 55.6% of pre-tax earnings during the three months ended June 30, 2005. During the three months ending June 30, 2004, the banking operation produced 46.8% of total net interest income and non-interest income and 58.8% of pre-tax earnings.
     Six Months
During the six-month period ended June 30, 2005, total net interest income and non-interest income decreased 4.5%, while pre-tax earnings decreased 15.0% compared to the corresponding period in 2004. The banking operation was responsible for 52.9% of total net interest income and non-interest income and 73.3% of pre-tax earnings during the six-month period ending June 30, 2005. In the corresponding period in 2004, the banking operation produced 52.9% of pre-tax earnings.
Home lending operation
Our home lending activities involve the origination of mortgage loans or the purchase of mortgage loans. Our personnel originate loans and conduct business from 114 loan origination centers in 26 states. Our personnel also originate loans from the Bank’s 128 banking centers. We purchase mortgage loans on a wholesale basis through a network of correspondents consisting of other banks, thrifts, mortgage companies, and mortgage brokers nationwide. The mortgage loans, the majority of which are subsequently sold on a servicing retained basis in the secondary mortgage market, conform to the underwriting standards of Freddie Mac or Fannie Mae or Ginnie Mae. The out-of-market servicing rights may be sold in separate transactions.
The home lending operation also involves the servicing of mortgage loans of others. The servicing portfolio, which totals $26.6 billion at June 30, 2005, generally becomes more valuable in a rising rate environment as prepayment risk declines and can provide counter-cyclical earnings protection for our home lending operation to the extent that market condition provides opportunity for sales at a gain. In our capacity as a mortgage loan servicer, we maintain escrow balances for our customers and we earn interest income on these escrow balances. At June 30, 2005, we held $762.1 million of escrow balances.
The home lending operation is a much more volatile source of earnings than the banking operation. This operation, for the most part, is reliant on the prevailing interest rate environment, which is outside of our control. The earnings volatility inherent in the mortgage banking operation is reflected in the significant fluctuations of net interest income and non-interest income and pre-tax earnings of the operation from period to period. The future net interest income and non-interest income, earnings, and profitability of this operation are significantly dependent on production volumes, servicing portfolio balances and the interest rate environment.

     Three Months
During the three months ended June 30, 2005, total net interest income and non-interest income related to home lending operations decreased 13.8%, while pre-tax earnings decreased 26.3% compared to the corresponding period in 2004. The primary causes for these changes was the $35.0 million decrease in gains on sales of mortgage servicing rights, which were partially offset by the $23.7 million increase in net gains on loan sales. Sales of mortgage servicing rights decreased due to management’s determination of the absence of appropriate selling opportunities.
     Six Months
During the six-month period ended June 30, 2005, total net interest income and non-interest income decreased 28.4%, while pre-tax earnings decreased 65.2% compared to the corresponding period in 2004. The primary cause for these decreases was the $52.5 million decrease in gains on sales of mortgage servicing rights due to management’s determination of the absence of appropriate selling opportunities.
Net Interest Income
     Three months
We recorded $58.4 million in net interest income for the three months ended June 30, 2005. This level of interest income decreased 1.5% from the $59.3 million recorded for the comparable 2004 period. These results include a $25.9 million increase in interest revenue, which was more than offset by a $26.8 million increase in interest expense. During the period, our average earning assets were approximately $2.0 billion higher than the same period of 2004, but average paying liabilities were approximately $2.4 billion higher then in the second quarter of 2004. Furthermore, earning assets as a whole repriced up only 6 basis points while our liabilities repriced up by 26 basis points during the period, primarily due to higher interest rates paid on deposits. These net changes are reflected in the decrease in our net interest spread of 20 basis points to 1.71% for the three months ended June 30, 2005 from 1.91% for the comparable 2004 period. It is also reflected in the decrease in the net interest margin of 34 basis points to 1.79% for the quarter ended June 30, 2005 from 2.13% for the same period in 2004. On a sequential quarter basis, we reported a 19 basis point decrease in the interest rate spread and 21 basis point decrease in the interest margin. As a result, we reported a $6.8 million, or 10.4%, decrease in net interest income during the current period versus the first quarter of 2005.
     Six months
We recorded $123.7 million in net interest income for the six months ended June 30, 2005 which represented an increased of 12.1% from the $110.3 million recorded for the comparable 2004 period. These results include a $58.1 million increase in interest revenue, which was offset by a $44.8 million increase in interest expense. During the period, our average earning assets were approximately $2.4 billion higher than the same period of 2004, but average paying liabilities were also approximately $2.4 billion higher than in the first half of 2004. However, earning assets as a whole repriced down by 4 basis points while our liabilities repriced up by 15 basis points during the period, primarily due to higher interest rates paid on deposits. This net decrease is reflected in the decrease in our net interest spread of 19 basis points to 1.71% for the six months ended June 30, 2005 from 1.90% for the comparable 2004 period. It is also reflected in the decrease in the net interest margin of 17 basis points to 1.90% for the six months ended June 30, 2005 from 2.07% for the same period in 2004.

     Average Yields Earned and Rates Paid
The following tables present interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the $8.4 million and $3.4 million of amortization of net premiums and the amortization of net deferred loan origination costs for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, interest income from earning assets included $13.8 million and $6.7 million of amortization of net premiums and amortization of net deferred loan origination costs, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three months ended June 30,
	2005			2004
	(in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable, net	$12,982,651	$165,617	5.10%	$11,013,067	$139,516	5.07%
Other	79,220	494	2.49%	135,182	698	2.06%

Total earning assets	13,061,871	$166,111	5.09%	11,148,249	$140,214	5.03%
Other assets	1,465,160			887,353

Total assets	$14,527,031			$12,035,602

Interest-bearing liabilities:

Deposits	$7,949,306	$61,698	3.11%	$6,400,013	$38,813	2.44%
FHLB advances	4,532,299	41,138	3.64%	3,632,353	34,794	3.85%
Other	314,241	4,834	6.17%	408,607	7,286	7.17%

Total interest-bearing liabilities	12,795,846	$107,670	3.38%	10,440,973	$80,893	3.12%
Other liabilities	983,733			913,222
Stockholders’ equity	747,452			681,407

Total liabilities and Stockholders’ equity	$14,527,031			$12,035,602

Net interest-earning assets	$266,025			$707,276

Net interest income		$58,441			$59,321

Interest rate spread[1]			1.71%			1.91%

Net interest margin[2]			1.79%			2.13%

Ratio of average interest- earning assets to interest-bearing liabilities			102%			107%

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

	Six months ended June 30,
	2005			2004
	(in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable, net	$13,024,404	$328,306	5.04%	$10,608,919	$269,440	5.08%
Other	83,995	931	2.22%	96,270	1,615	3.36%

Total earning assets	13,108,399	$329,237	5.02%	10,705,189	$271,055	5.06%
Other assets	1,062,191			947,299

Total assets	$14,170,590			$11,652,488

Interest-bearing liabilities:

Deposits	$7,765,514	$114,659	2.99%	$6,130,176	$72,863	2.39%
FHLB advances	4,512,715	82,190	3.68%	3,644,309	71,536	3.95%
Other	298,325	8,737	5.92%	450,764	16,358	7.30%

Total interest-bearing liabilities	12,576,554	$205,586	3.31%	10,225,249	$160,757	3.16%
Other liabilities	850,418			758,153
Stockholders’ equity	743,618			669,086

Total liabilities and Stockholders’ equity	$14,170,590			$11,652,488

Net interest-earning assets	$531,845			$479,940

Net interest income		$123,651			$110,298

Interest rate spread[1]			1.71%			1.90%

Net interest margin[2]			1.90%			2.07%

Ratio of average interest- earning assets to interest-bearing liabilities			104%			105%

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

     Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities, which are presented in the preceding tables. The tables below distinguish between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant).

	Three months ended June 30,
	2005 versus 2004
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Earning Assets:
Loans receivable, net	$1,137	$24,964	$26,101
Other	84	(288)	(204)

Total	$1,221	$24,676	$25,897
Interest Bearing Liabilities:
Total deposits	$13,434	$9,451	$22,885
FHLB advances	(2,318)	8,662	6,344
Other	(760)	(1,692)	(2,452)

Total	$10,356	$16,421	$26,777

Change in net interest income	$(9,135)	$8,255	$(880)

	Six months ended June 30,
	2005 versus 2004
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Earning Assets:
Loans receivable, net	$(2,487)	$61,353	$58,866
Other	(478)	(206)	(684)

Total	$(2,965)	$61,147	$58,182
Interest Bearing Liabilities:
Total deposits	$22,255	$19,542	$41,796
FHLB advances	(6,497)	17,151	10,654
Other	(2,058)	(5,564)	(7,621)

Total	$13,700	$31,129	$44,829

Change in net interest income	$(16,665)	$30,018	$13,353

Provision for Losses
     Three months
The provision for losses was $2.9 million for the three months ended June 30, 2005 down from $3.6 million during the same period in 2004. The 2005 period included net charge-offs of $6.6 million. The 2004 period included net charge-offs of $2.6 million. Net charge-offs were an annualized 0.24% and 0.12% of average investment loans outstanding during the three months ended June 30, 2005 and 2004, respectively. The provision reflects management’s assessment of existing risks within its expanding loan portfolio, taking into account enhanced underwriting procedures, collection rates for older loans and ongoing remediation efforts.
     Six months
The provision for losses was $9.2 million for the six months ended June 30, 2005 down from $12.9 million during the same period in 2004. The 2005 period included net charge-offs of $13.4 million. The 2004 period included net charge-offs of $7.1 million. Net charge-offs were an annualized 0.24% and 0.17% of average investment loans outstanding during the six months ended June 30, 2005 and 2004, respectively.

Non-Interest Income
Non-interest income consists primarily of loan fees and charges in connection with loan originations, deposit fees and charges, loan administration fees earned for servicing loans for others, and the net gain or loss realized from the sale of loans and MSRs. During the three months ended June 30, 2005, non-interest income decreased $16.1 million to $54.9 million from $71.0 million in the comparable 2004 period. During the six months ended June 30, 2005, non-interest income decreased $58.7 million to $90.4 million from $149.1 million in the comparable 2004 period. As explained below, the decrease in non-interest income in both periods was largely a result of a significant decrease in the sales of MSRs in 2005 compared with 2004. In addition, fewer loan fees and charges were earned in 2005 due to a substantial reduction in loan originations resulting from fewer refinancings of existing loans. Finally, loan administration income decreased during the 2005 period compared to 2004 due to the fact that we were servicing fewer loans, on average, in the 2005 period, despite an increase from December 31, 2004. Countering these declines in gains from MSR sales, loan fees and loan administration income were an increase in gains from loan sales and higher deposit fees and charges.
  Loan fees and charges
     Three months
Net loan fees collected during the three months ended June 30, 2005 totaled $3.2 million compared to $6.0 million collected during the comparable 2004 period. This decrease is principally the result of a decrease in total loan production of $1.7 billion to $7.5 billion for the quarter ended June 30, 2005, compared to $9.2 billion in the same 2004 period.
     Six months
Net loan fees collected during the six months ended June 30, 2005 totaled $5.8 million compared to $10.1 million collected during the comparable 2004 period. This decrease is the result of a decrease in total loan production of $3.7 billion to $15.1 billion for the six months ended June 30, 2005, compared to $18.8 billion in the same 2004 period.
  Deposit fees and charges
     Three months
During the three months ended June 30, 2005, we collected $4.4 million in deposit fees versus $3.3 million collected in the comparable 2004 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand.
     Six months
During the six months ended June 30, 2005, we collected $8.0 million in deposit fees versus $6.2 million collected in the comparable 2004 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand.
  Loan Administration
     Three months
Net loan administration fee income decreased to $1.7 million during the three months ended June 30, 2005, from $5.6 million in the 2004 period. This $3.9 million decrease was the result of an $8.2 million decrease in the servicing fee revenue which was only partially offset by the $4.3 million decrease in amortization of MSRs. Loan servicing fees are calculated as a percentage of outstanding loan balances. As of June 30, 2005, the weighted average servicing fee was 0.348% (34.8 basis points) per annum. The average servicing fee percentage does not fluctuate significantly from period to period. Accordingly, the decrease in the servicing fee revenue resulted from a decline in the average outstanding balances of loans serviced for others from $29.9 billion during the three months ended June 30, 2004 to $24.5 billion during the second quarter of 2005, reflecting sales of MSRs during the remainder of 2004. At June 30, 2005, the unpaid principal balance of loans serviced for others was $26.6 billion versus $21.4 billion serviced at December 31, 2004, and $26.7 billion serviced at June 30, 2004 reflecting sales of MSRs during 2004 but significantly fewer sales through March 31, 2005 and no sales during the three months ended June 30, 2005.

     Six Months
Net loan administration fee income decreased to $7.6 million during the six months ended June 30, 2005, from $13.8 million in the 2004 period. This $6.2 million decrease was the result of the $15.1 million decrease in the servicing fee revenue which was not offset by the $8.9 million decrease in amortization of the mortgage servicing rights (“MSR”). The decrease in the servicing fee revenue was the result of loans serviced for others averaging $23.6 billion during the six months ended June 30, 2005 versus $29.5 billion during the comparable 2004 period.
  Net Gain on Loan Sales
Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values. In our loan sale transactions, the only interests that are generally retained are the mortgage servicing rights created when the underlying loan is sold.
The variance in the amount of gain on sale recognized is attributable to the volume of mortgage loans sold and the gain on sale spread achieved. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher gains on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable.
Also included in loan sales is the recording of mark to market pricing adjustments recorded in accordance with SFAS 133, “Accounting for Derivative Instruments” (“FASB 133”) and the recording of our secondary market reserve, which is recorded to offset anticipated losses resulting from loans sold but expected to be repurchased from secondary market investors. At June 30, 2005, we had forward contracts to sell mortgage-backed securities of $3.0 billion and interest rate lock commitments to originate loans of $3.7 billion.
As part of our routine sales of loans to the secondary market, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with the representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses.

The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net gain on loan sales	$31,177	$7,513	$40,933	$39,645
Plus: FASB 133 adjustment	(5,866)	159	(9,001)	(6,545)
Plus: Secondary Market Reserve	2,452	5,849	3,454	13,916

Gain on loan sales	$27,763	$13,521	$35,386	$47,016

Loans sold	$5,891,492	$8,085,479	$11,329,539	$15,726,216
Sales spread	0.47%	0.17%	0.32%	0.30%
     Three months
For the three months ended June 30, 2005, net gain on loan sales increased $23.7 million, to $31.2 million, from $7.5 million in the 2004 period. The 2005 period reflects the sale of $5.9 billion in loans versus $8.1 billion sold in the 2004 period. The interest rate environment and the Company’s emphasis on increasing its spread rather loan volume in the 2005 period resulted in a lower mortgage loan origination volume ($7.1 billion in the 2005 period vs. $9.1 billion in the 2004 period) and a larger gain sale spread (47 basis points in the 2005 period versus 17 basis points in the 2004 period) recorded when the loans were sold. The interest rate environment in the 2005 period allowed a lesser amount of refinances (48.8% in the 2005 period vs. 61.9% in the 2004 period). The decline in the secondary market reserve provision during 2005 is a result of the improvement in our underwriting processes in the recent past, and, to an extent, the large number of refinancings which tend to be less prone to repurchase. The decline also reflects our recent enhanced efforts to obtain indemnification from mortgage brokers and mortgage investment companies resulting in recent but short-term increases in recoveries.
     Six months
For the six months ended June 30, 2005, net gain on loan sales increased $1.3 million, to $40.9 million, from $39.6 million in the 2004 period. The 2005 period reflects the sale of $11.3 billion in loans versus $15.7 billion sold in the 2004 period. The interest rate environment and continued intense competition for mortgage loans in the 2005 period resulted in a lower mortgage loan origination volume ($14.3 billion in the 2005 period vs. $18.5 billion in the 2004 period) but a larger sale spread. The interest rate environment in the 2005 period resulted in a lower number of refinances (54.0% in the 2005 period vs. 66.1% in the 2004 period).
  Net Gain on the Sale of Mortgage Servicing Rights
The volatility in the level of net gains on mortgage servicing rights is attributable to the variance in the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing which changes with demand and the general level of interest rates. Upon the sale of the underlying mortgage loan, the MSR is created and is capitalized at the fair value of the MSR created. If the MSR is sold in a flow transaction shortly after its creation, little to no gain is recorded on the sale. If the MSR has any seasoning at the time it is sold, the MSR capitalized in a lower interest rate environment generally will have an increased market value whereas the MSR capitalized in a higher interest rate environment will generally sell at a market price below the original fair value recorded. The MSRs are sold in a separate transaction from the sale of the underlying loans.
Management periodically tests the MSR portfolio for impairment and obtains a third-party valuation annually. Impairment in a MSR portfolio is typically created by a sudden and unexpected change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that we will be able to avoid an impairment charge in the future.

     Three months
For the three months ended June 30, 2005, the net gain on the sale of mortgage servicing rights decreased from $37.2 million during the 2004 period to $2.3 million in the three months ended June 30, 2005.
We did not sell any MSRs in a bulk package or flow basis during the three months ended June 30, 2005 versus $8.4 billion during the comparable 2004 period. We did reflect a gain during the 2005 quarter attributable to cash received on sales held in a prior period for which certain contingencies were resolved. We did not sell any bulk servicing packages in the 2005 period versus a $4.8 billion package in the 2004 period. During 2005, we did not sell any servicing rights on a flow basis. During 2004, we sold $3.6 billion of newly originated servicing rights on a flow basis. Management has determined to continue evaluating selling opportunities in light of current economic conditions. The decline in MSR sales in 2005 is attributable to lower spreads available in the current interest rate environment.
During the quarter ended June 30, 2005, we sold $0.3 billion of loans on a servicing released basis compared to $0.2 billion of loans sold on a servicing released basis during the same period in 2004.
     Six months
For the six months ended June 30, 2005, the net gain on the sale of mortgage servicing rights decreased from $59.0 million during the 2004 period to $6.5 million. The gain on sale in the 2004 period was higher than the gain recorded in the 2005 period because of the better spread achieved in 2004 and the reduction in the sales volume in 2005.
We sold MSR’s with underlying loans totaling $2.5 billion during the six months ended June 30, 2005 compared with $14.5 billion during the six months ended June 30, 2004. During the six months ended June 30, 2005, we sold $2.5 billion in bulk servicing packages compared to the $8.8 billion in the comparable 2004 period. During 2005, we did not sell any servicing rights on a flow basis and during the same period in 2004, we sold $5.7 billion of newly originated servicing rights on a flow basis.
For the six months ended June 30, 2005, we did sell $0.8 billion of loans on a servicing released basis compared to $0.5 billion of loans sold on a servicing released basis during the same period in 2004.
Other fees and charges
     Three months
During the three months ended June 30, 2005, other fees and charges increased $0.7 million, or 6.1% to $12.1 million from $11.4 million recorded in the same period in 2004. During the three months ended June 30, 2005, we recorded $2.7 million in dividends received on FHLB stock, compared to the $2.3 million received during the three months ended June 30, 2004. At June 30, 2005 and 2004, we owned $262.5 million and $234.8 million of FHLB stock, respectively. We also recorded $1.2 million in subsidiary income for the three months ended June 30, 2005 versus $1.1 million recorded during the same period in 2004.
     Six months
During the six months ended June 30, 2005, other fees and charges increased $1.2 million, or 5.9% to $21.6 million from $20.4 million recorded in the same period in 2004. During the six months ended June 30, 2005, we recorded $5.2 million in dividends received on FHLB stock, compared to the $4.9 million received during the six months ended June 30, 2004. We also recorded $2.4 million in subsidiary income for the six months ended June 30, 2005 versus $2.3 million recorded during the six months ended June 30, 2004.

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

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Compensation and benefits	$38,477	$40,306	$76,032	$78,743
Commissions	22,887	28,389	43,967	52,058
Occupancy and equipment	18,302	16,935	34,953	34,464
Advertising	2,111	2,407	4,236	4,797
Federal insurance premium	284	250	580	513
Communication	1,563	1,845	3,116	3,704
Other taxes	2,463	3,096	4,531	6,047
General and administrative	11,860	11,501	23,299	23,832

Total	97,947	104,730	190,714	204,158
Less: capitalized direct costs of loan closings	(30,873)	(41,393)	(59,918)	(78,442)

Net Amount	$67,074	$63,337	$130,796	$125,716

Efficiency ratio[1]	59.2%	48.6%	61.1%	48.5%
     Three months
Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $6.8 million to $97.9 million during the three months ended June 30, 2005, from $104.7 million for the comparable 2004 period.
The following are factors affecting non-interest expense during the quarter:
▪	The retail banking operation conducted business from 25 more facilities at June 30, 2005 than at June 30, 2004.

▪	We conducted business from 23 fewer retail loan origination offices at June 30, 2005 than at June 30, 2004.

▪	The home lending operation originated $7.1 billion in residential mortgage loans during the 2005 quarter versus $9.1 billion in the comparable 2004 quarter.

▪	We employed 2,431 salaried employees at June 30, 2005 versus 2,482 salaried employees at June 30, 2004.

▪	We employed 133 full-time national account executives at June 30, 2005 versus 135 at June 30, 2004.

▪	We employed 667 full-time retail loan originators at June 30, 2005 versus 862 at June 30, 2004.
The decreased compensation and benefits expense of $1.8 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the staff that was required to support the additional banking centers.
The largest change occurred in commissions paid to the commissioned sales staff. On a period over period basis there was a $5.5 million decrease in these commissions which was a direct result of the decreased mortgage loan originations during the period. During the 2005 period commissions were 32.2 basis points of loan originations versus 31.4 basis points during the 2004 period.
The majority of the $1.0 million increase in occupancy and equipment costs is directly attributable to an increase in banking centers.

[1]	Total operating and administrative expenses divided by the sum of net interest income and non-interest income

During the three months ended June 30, 2005, we capitalized direct loan origination costs of $30.9 million, a decrease of $10.5 million from $41.4 million for the comparable 2004 period. This decrease is a result of the decrease in mortgage loan production during the 2005 period versus the 2004 production. The 2005 deferral equates to a capitalization of $826 per loan versus $796 per loan in the 2004 period.
     Six months
Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $13.5 million to $190.7 million during the six months ended June 30, 2005, from $204.2 million for the comparable 2004 period.
The decreased compensation and benefits expense of $2.7 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the additional banking centers.
The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was an $8.1 million decrease as a direct result of the decreased mortgage loan originations during the period. During the 2005 period commissions were 30.7 basis points of loan originations versus 28.1 basis points during the 2004 period. During the six months ended June 30, 2005, we capitalized direct loan origination costs of $59.9 million, a decrease of $18.5 million from $78.4 million for the comparable 2004 period. This decrease is a result of the decrease in mortgage loan production during the 2005 period versus the 2004 production. The 2005 deferral equates to a capitalization of $788 per loan versus $743 per loan in the 2004 period.
Financial Condition
Assets
Our assets totaled $14.9 billion at June 30, 2005, an increase of $1.8 billion, or 13.7%, as compared to $13.1 billion at December 31, 2004. This increase was primarily due to an increase in earning assets at June 30, 2005.
     Cash and cash equivalents
Cash and cash equivalents increased from $156.5 million at December 31, 2004 to $171.3 million at June 30, 2005.
     Mortgage-backed securities held to maturity
Mortgage-backed securities decreased from $20.7 million at December 31, 2004 to $17.8 million at June 30, 2005. The decrease was attributed to payoffs received. There were no additions to the portfolio in the six months ended June 30, 2005.
     Investment securities
Our investment securities increased from $18.4 million at December 31, 2004 to $20.7 million at June 30, 2005. The investment portfolio is limited to a small portfolio of contractually required collateral, regulatory required collateral, and investments made by non-bank subsidiaries.
     Loans available for sale
Mortgage loans available for sale increased $0.5 billion, or 33.3%, to $2.0 billion at June 30, 2005, from $1.5 billion at December 31, 2004. This increase is primarily attributable to the timing of the loan sales.

     Investment loan portfolio
The investment loan portfolio at June 30, 2005 increased $1.3 billion from December 31, 2004. The increase included a $0.6 billion increase in single family mortgage loans and a $0.3 billion increase in consumer loans.

	June 30, 2005	December 31, 2004	June 30, 2004
	(in thousands)
Loans held for investment:
Single family mortgage	$9,341,981	$8,657,293	$7,369,787
Second mortgage	293,582	196,518	133,769
Construction	67,749	67,640	67,793
Commercial real estate	846,706	751,730	575,458
Warehouse	289,244	249,291	237,343
Commercial	7,716	8,415	8,250
Consumer	937,504	627,576	330,675

Total	$11,784,482	$10,558,463	$8,723,075

     Allowance for losses
The allowance for losses totaled $33.4 million at June 30, 2005 and $37.6 million at December 31, 2004, respectively. The allowance for losses as a percentage of non-performing loans was 51.2% and 56.1% at June 30, 2005 and December 31, 2004, respectively. Our non-performing loans totaled $65.2 million and $56.9 million at June 30, 2005 and December 31, 2004, respectively. The allowance for losses as a percentage of investment loans was 0.28% and 0.36% at June 30, 2005 and December 31, 2004, respectively. The allowance for losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the date listed. At June 30, 2005, 72.0% of all delinquent loans are loans in which we had a first lien position on residential real estate.

Days Delinquent	June 30, 2005	December 31, 2004	June 30, 2004
30	$28,728	$33,918	$29,529
60	24,155	13,247	15,639
90	65,168	56,885	59,556

Total	$118,051	$104,050	$104,724

Investment loans	$11,784,482	$10,558,463	$8,723,075

Delinquency %	1.00%	0.99%	1.20%

The following shows the activity in the allowance for loan losses during the indicated periods (in thousands):
Activity Within the Allowance For Loan Losses

	June 30, 2005	June 30, 2004	December 31, 2004
Beginning balance	$37,627	$36,017	$36,017
Provision for losses	9,150	12,905	16,077
Charge-offs
Mortgage	(9,733)	(7,530)	(14,629)
Consumer	(1,927)	(507)	(1,150)
Commercial	(4,474)	(72)	(290)
Construction	—	—	(2)
Other	(91)	(167)	(717)

Total	(16,225)	(8,276)	(16,788)
Recoveries
Mortgage	463	339	1,081
Consumer	137	180	242
Commercial	2,193	539	998
Other	27	—	—

Total	2,820	1,058	2,321

Ending balance	$33,372	$41,704	$37,627

Net charge-off ratio	0.24%	0.24%	0.17%

     Accrued interest receivable
Accrued interest receivable increased from $35.0 million at December 31, 2004 to $43.7 million at June 30, 2005 as our total loan portfolio increased. We typically collect loan interest in the following month after it is earned.
     FHLB stock
Our investment in FHLB stock increased from $234.8 million at December 31, 2004 to $262.5 million at June 30, 2005. The investment is required to permit the Bank to borrow from the Federal Home Loan Bank of Indianapolis and to maintain our current line of credit.
     Repossessed assets
Repossessed assets decreased from $37.8 million at December 31, 2004 to $35.8 million at June 30, 2005. This decrease was caused by a reduction in the amount of loans in a foreclosed status that are yet to be sold.
     Repurchased assets
We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses. In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve.
These repurchased assets are typically non-performing and totaled a net $17.1 million at December 31, 2004 and $15.8 million at June 30, 2005. The assets have been adjusted by a specific reserve of $3.5 million at December 31, 2004 and $3.7 million at June 30, 2005. During all of 2004, we repurchased $68.7 million in non-performing loans. During the three months ended June 30, 2004 and 2005, we repurchased $29.3 million and $13.0 million in non-performing loans, respectively. In the six months ended June 30, 2004 and 2005, we repurchased $43.9 million and $27.6 million in non-performing loans, respectively.

Mortgage servicing rights
MSRs totaled $284.3 million at June 30, 2005, an increase of $96.3 million from the $188.0 million reported at December 31, 2004. During the six months ended June 30, 2005, we capitalized $162.3 million, amortized $36.2 million, and sold $29.8 million in mortgage servicing rights. The capitalized value of the mortgage servicing rights as a percentage of the unpaid principal balance of the underlying loans was 1.07% at June 30, 2005 and 0.88% at December 31, 2004.
At June 30, 2005, the fair value of the MSRs was approximately $327.1 million based on an internal valuation model which utilized an average discounted cash flow equal to 9.2%, an average cost to service of $45 per conventional loan and $55 per government or adjustable rate loan, and a weighted constant prepayment assumption equal to 22.5%.
The principal balance of the loans serviced for others stands at $26.6 billion at June 30, 2005 versus $21.4 billion at December 31, 2004. The portfolio contained 198,102 loans, had a weighted average interest rate of 6.03%, a weighted remaining term of 313 months, and had been seasoned 14 months.
Activity of Mortgage Loans Serviced for Others (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Beginning Balance	$22,518,180	$29,858,203	$21,354,724	$30,395,079
Loans Sold	5,891,492	8,085,479	11,329,539	15,726,216

Subtotal	28,409,672	37,943,682	32,684,263	46,121,295

Loans sold servicing released	291,663	206,448	806,215	496,544
Servicing sold (flow basis)	—	3,587,110	—	5,656,232
Servicing sold (bulk basis)	—	4,806,014	2,475,832	8,804,850

Subtotal	291,663	8,599,572	3,282,047	14,957,626
Loan prepayments and amortization	1,471,477	2,676,802	2,755,684	4,496,361

Ending balance	$26,646,532	$26,667,308	$26,646,532	$26,667,308

Other assets
Other assets decreased $47.1 million, or 22.4%, to $162.8 million at June 30, 2005, from $209.9 million at December 31, 2004. The majority of this decrease was attributable to the collection of receivables in conjunction with the sale of residential mortgage loan servicing rights during the later portion of 2004 and the first quarter of 2005. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.
Liabilities
Our total liabilities increased $1.8 billion, or 14.5%, to $14.2 billion at June 30, 2005, from $12.4 billion at December 31, 2004. The majority of this increase was found in our interest bearing liabilities.
     Deposit accounts
Our deposit accounts increased $0.5 billion to $7.9 billion at June 30, 2005, from $7.4 billion at December 31, 2004. Within that increase, a significant movement of deposits occurred from demand and savings accounts to money markets accounts and certificates of deposit. This movement reflected the increase in rates on the money market accounts and certificates of deposit as short-term money rates offered on these instruments increased nationwide during the period.
Demand deposit accounts decreased $44.7 million to $331.8 million at June 30, 2005, from $376.5 million at December 31, 2004.
Savings deposit accounts decreased $495.8 million to $388.3 million at June 30, 2005, from $884.1 million at December 31, 2004.
Money market deposits increased $167.5 million to $1,027.1 million at June 30, 2005, from $859.6 million at December 31, 2004.
Certificates of deposits increased $0.7 billion to $2.8 billion at June 30, 2005, from $2.1 billion at December 31, 2004.

The municipal deposit channel now totals $1.5 billion. The account totals increased $0.2 billion during the three months ended June 30, 2005. These deposits have been garnered from local government units within our retail market area.
National deposit accounts decreased $0.1 billion to $1.8 billion at June 30, 2005, from $1.9 billion at December 31, 2004. These deposits have a weighted maturity of 21.4 months and are used for interest rate risk management.
Deposit Portfolio
(in thousands)

	June 30, 2005			December 31, 2004
	Balance	Rate	%	Balance	Rate	%
Demand deposits	$331,842	0.69%	4.2%	$376,506	0.71%	5.1%
Savings deposits	388,363	1.78	4.9	884,117	2.13	12.0
Money market deposits	1,027,099	2.77	13.0	859,573	1.98	11.6
Certificates of deposits	2,819,086	3.67	35.8	2,056,608	3.51	27.9

Total retail deposits	4,566,390	3.09	57.9	4,176,804	2.65	56.6

Municipal deposits	1,463,333	3.41	18.6	1,264,225	2.37	17.1
National deposits	1,857,305	3.28	23.5	1,938,626	3.05	26.3

Total deposits	$7,887,028	3.19%	100.0%	$7,379,655	2.71%	100.0%

     FHLB advances
The portfolio of FHLB advances contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	June 30, 2005		March 31, 2005
	Amount	Rate	Amount	Rate
Floating rate daily advances	$1,505,035	3.46%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49%	1,120,000	5.15%
Fixed rate term advances	2,956,000	3.52%	2,350,000	3.53%

Total	$5,161,035	3.64%	$4,090,000	3.74%

FHLB advances increased $1.1 billion to $5.2 billion at June 30, 2005, from $4.1 billion at December 31, 2004. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale and the availability of lower cost funding from our retail deposit base and our escrow accounts. We have an approved line with the FHLB of $5.5 billion at June 30, 2005. During the six months ended June 30, 2005, $420 million of putable advances with an average rate of 6.25% matured.
     Long term debt
Our long-term debt principally consists of junior subordinated notes related to trust preferred securities. A portion of the notes bear interest at floating three month LIBOR plus 2.00%. The remainder of the notes bears interest at fixed rates ranging from 4.55% to 6.75%. The notes mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. Our long-term debt amounted to $181.7 million at June 30, 2005 and $104.4 million at December 31, 2004. The increase in our long-term debt arises from the issuance of junior subordinated notes related to trust preferred securities in the first quarter of 2005.
     Accrued interest payable
Our accrued interest payable increased $4.7 million to $32.8 million at June 30, 2005, from $28.1 million at December 31, 2004. The increase is due to a 13.8% increase in interest-bearing liabilities for the period.

     Undisbursed payments on loans serviced for others
Undisbursed payments on loans serviced for others decreased $19.1 million to $477.1 million at June 30, 2005, from $496.2 million at December 31, 2004. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not yet been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume.
     Escrow accounts
Customer escrow accounts increased $108.6 million to $285.0 million at June 30, 2005, from $176.4 million at December 31, 2004. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.
     Liability for checks issued
Liability for checks issued increased $2.9 million to $21.8 million at June 30, 2005, from $18.9 million at December 31, 2004. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.
     Federal income taxes payable
Federal income taxes payable increased $26.7 million to $52.8 million at June 30, 2005, from $26.1 million at December 31, 2004. This increase is attributable to the increase in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis versus a federal income tax basis offset by any estimated payments made during the first six months of 2005.
     Secondary Market Reserve
We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. If any loans do not comply with representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses.
In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve. The reserve is a function of expected losses net of actual recoveries and is based on repurchase requests, historical experience and volume of loan sales. The reserve is maintained at a level that is based on management’s analysis of the probable losses related to the repurchase of loans that were sold during the prior sixty-month period. Our experience indicates that deficiencies in representations and warranties that require repurchase of a loan are usually raised within the first sixty months following the sale of the loan. There can be no assurance that the Company will not sustain losses that exceed the reserve, or that subsequent evaluation will not require adjustments to the reserve. Any increase in this reserve would decrease the earnings in the period in which the increase is recorded. Such an increase is charged to net gains on loan sales.

For the sixty-month period ending June 30, 2005, the amount of loans we sold into the secondary market was $168.1 billion. The table below shows the activity in the Secondary Market Reserve during the three and six-month periods ended June 30, 2005.

	For the three months	For the six months
	ended June 30, 2005	ended June 30, 2005
	(in thousands)

Beginning balance	$15,162	$19,002
Provision	2,452	3,454
Charge-offs, net of recoveries	(2,014)	(6,856)

Ending balance	$15,600	$15,600

     Other liabilities
Other liabilities decreased $5.2 million to $46.5 million at June 30, 2005, from $51.7 million at December 31, 2004. This increase was caused by changes in the timing of the payment of liabilities associated with the employee payroll and our mortgage production.
Liquidity and Capital
     Liquidity
Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. We have no other significant business than that of our wholly owned subsidiary, Flagstar Bank, FSB.
Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations and customer escrow accounts. Additionally, during the past seven years, we and our affiliates have issued securities in seven separate offerings to the capital markets, generating over $300 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. We do not foresee any difficulty in meeting our liquidity requirements.
Consumer deposits increased $0.5 billion from $7.4 billion at December 31, 2004, or 6.8%, to $7.9 billion at June 30, 2005.
Mortgage loans sold during the six months ended June 30, 2005 totaled $11.3 billion, a decrease of $4.4 billion from the $15.7 billion sold during the same period in 2004. This decrease in mortgage loan sales was attributable to a $4.2 billion decrease in mortgage loan originations as compared to the same period in 2004. We sold 79.1% and 84.9% of our mortgage loan originations during the six-month periods ended June 30, 2005 and 2004, respectively.
We typically use FHLB advances to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use this source of funds until a lower cost source of funds becomes available such as consumer deposits. We had $5.2 billion outstanding at June 30, 2005. Such advances are repaid with the proceeds from the sale of mortgage loans. We currently have an authorized line of credit equal to $5.5 billion at June 30, 2005. This line is collateralized by non-delinquent mortgage loans. To the extent that the amount of retail deposits or customer escrow accounts can be increased, we expect to replace FHLB advances.
At June 30, 2005, we had outstanding rate-lock commitments to lend $3.7 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $285.9 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2005, we had outstanding commitments to sell $3.0 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.8 billion at June 30, 2005. Such commitments include $1.1 billion of unused warehouse lines of credit to various mortgage companies. We had advanced $289.2 million at June 30, 2005.
     Regulatory Capital Adequacy
At June 30, 2005, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

     Critical Accounting Policies
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (a) the methodology for determining our allowance for loan losses; (b) the valuation of our mortgage servicing rights; (c) the accounting for our derivatives; (d) the valuation of our secondary market reserve, and (e) the recognition of gain or loss on the sale of loans. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies refer to our Annual Report on Form 10-K for the year ended December 31, 2004.
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
Item 4. Controls and Procedures
a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively as a result of the material weaknesses reported in Item 9A-Controls and Procedures to our Annual Report of Form 10-K for the year ended December 31, 2004.
b) Changes in Internal Controls. During the quarter ended June 30, 2005, we have implemented changes to our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 in order to address each of the six areas of material weaknesses identified in Item 9A-Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2004. The changes implemented during the quarter are:
•	Weakness related to our accounting for derivative activities. We are implementing an ongoing continuing education program for accounting personnel that includes the areas of derivatives, allowance for loan losses and transfers and servicing of financial assets.

•	Weakness related to recording of accrued interest receivable. We have refined our processes relating to the calculation and recording of accrued interest on mortgage loans.

•	Weaknesses related to the documentation of the evaluation of the appropriateness of accounting estimates. We have enhanced documentation of significant accounting estimates.

•	Weaknesses surrounding the recording of non-routine journal entries. We have enhanced documentation of controls surrounding the recording of non-routine journal entries. We have also engaged an outside accounting consultant to provide additional guidance with respect to non-routine transactions and entries.

•	Weaknesses related to validation and evaluation of data. We are implementing controls over the validation and evaluation of data used to support certain transactions and estimates including the valuation of interest rate lock commitments.

•	Weakness related to company-level controls. We have taken the following steps to enhance company-level controls:
•	Implementation of an accounting system wide automation process to reduce manual processes;

•	Adding experienced personnel to the accounting department;

•	Establishment of a financial internal audit department as a separate unit from the operational, regulatory and compliance internal audit functions;

•	Hiring additional financial internal auditors;

•	Adding additional expertise to the audit committee;

•	Engaging an outside consultant to assist with improving our internal control methodologies and testing in conjunction with the Sarbanes Oxley Act of 2002;

•	Establishment of a formal disclosure committee process for periodic review of financial statements;

•	Complete development of a comprehensive program to review, evaluate and improve security covering user access rights to certain critical applications.
Although we believe that each of the weaknesses will be remediated, there can be no assurance that the remediation will be completed by December 31, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The company made no unregistered sales of its common stock or repurchases of its common stock during the quarter ended June 30, 2005.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of Shareholders of the Company was held on May 27, 2005.
(a) Under Proposal I the following directors were re-elected for a term of two years:

	For	Withheld
Mark T. Hammond	49,945,074	3,499,444
Michael W. Carrie	49,888,747	3,555,771
James D. Coleman	51,120,683	2,323,835
Richard S. Elsea	49,449,658	3,994,860
Robert O. Rondeau Jr.	49,858,365	3,586,153
(b) The following Proposals were adopted:

Proposals	For	Withheld	Abstain	Non-Vote
II — Increase in Authorized Shares	36,615,738	4,863,232	146,116	11,819,317

III — Increase in the Number of Board Seats	52,252,059	1,068,697	123,762	0

IV — Increase the Number of Shares Available for Issuance Under the Option Plan	31,454,233	9,978,408	192,377	11,819,317

V — Set the Maximum Number of Incentive Option Shares Available for Issuance	39,084,458	2,317,502	222,450	11,819,317

VI — Increase the Number of Shares Available for Issuance Under the 2000 Stock Incentive Plan	32,320,747	9,072,675	231,729	11,819,317

VII — Ratification of the Incentive Compensation Plan	37,717,828	3,685,284	222,038	11,819,318
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Second Restated Articles of Incorporation

Exhibit 3.2	Amended By-Laws

Exhibit 11.	Computation of Net Earnings per Share

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: August 9, 2005	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Paul D. Borja

Paul D. Borja
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation

3.2	Amended By-Laws

11.	Computation of Net Earnings per share

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551