Form 10-Q/A
period 2005-06-30
FLAGSTAR BANCORP INC
filed 2005-09-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Statement regarding Review of Financial Statements
As previously disclosed, no procedures required by Rule 10-01(d) of Regulation S-X were performed by an independent registered public accountant on our financial statements for the fiscal quarter ended June 30, 2005 included in the Form 10-Q filed on August 9, 2005 (“Original Filing”) because Grant Thornton LLP, our previous independent registered public accounting firm, resigned on June 13, 2005 and our new independent registered public accounting firm, Virchow, Krause and Company, LLP, was not engaged until August 5, 2005. For additional information regarding the resignation of Grant Thornton LLP and our engagement of Virchow, Krause and Company, LLP, please refer to our Current Report on Form 8-K filed on June 15, 2005, our Current Report on Form 8-K/A filed on August 4, 2005, and our Current Report on Form 8-K filed August 8, 2005.
This Amendment on Form 10-Q/A (Amendment No. 1) (“Amended Filing”) sets forth the Original Filing in its entirety and is being filed to confirm that all procedures required by Rule 10-01(d) of Regulation S-X in connection with the filing of interim financial statements included in quarterly reports on Form 10-Q have now been completed by Virchow, Krause and Company, LLP. No information in the Original Filing is amended hereby, except that (i) Note 2 to the Consolidated Financial Statements (Unaudited) on page 8 has been amended to delete a reference to the fact that the Original Filing was not reviewed by an independent registered public accountant and (ii) the chart under the section entitled “FHLB Advances” on page 28 has been amended to change “March 31, 2005” to “December 31, 2004.” The Amended Filing has not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. For information regarding subsequent events and developments, please refer to our subsequent filings under the Exchange Act with the Commission.
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

     FHLB advances
The portfolio of FHLB advances contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	June 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Floating rate daily advances	$1,505,035	3.46%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49%	1,120,000	5.15%
Fixed rate term advances	2,956,000	3.52%	2,350,000	3.53%

Total	$5,161,035	3.64%	$4,090,000	3.74%

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
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits

Exhibit 3.1	Second Restated Articles of Incorporation (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

Exhibit 3.2	Amended By-Laws (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

Exhibit 11.	Computation of Net Earnings per Share (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: September 7, 2005	/S/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/S/ Paul D. Borja

Paul D. Borja
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Restated Articles of Incorporation (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

3.2	Amended By-Laws (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

11.	Computation of Net Earnings per Share (previously filed as Exhibit 16.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2005 and incorporated herein by reference)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC. Release No. 34-47551

32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC. Release No. 34-47551