Form 10-Q
period 2005-09-30
FLAGSTAR BANCORP INC
filed 2005-11-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past thirty days. Yes ☑ No ☐ ..
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of November 7, 2005, 62,373,773 shares of the registrant’s Common Stock, $0.01 par value, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Registrant are as follows:
Consolidated Statements of Financial Condition — September 30, 2005 (unaudited) and December 31, 2004.
Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2005 and 2004.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the nine months ended September 30, 2005 (unaudited) and for the year ended December 31, 2004.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2005 and 2004.
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

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(in thousands)

	At September 30,	At December 31,
	2005	2004
	(unaudited)
ASSETS
Cash and cash equivalents	$231,768	$168,442
Mortgage-backed securities held to maturity	845,845	20,710
Other investments	21,299	18,391
Mortgage loans available for sale	1,630,527	1,506,311
Loans held for investment	11,702,543	10,559,154
Less: allowance for loan losses	(35,898)	(38,318)

Loans held for investment, net	11,666,645	10,520,836

Total earning assets	14,164,316	12,066,248
Accrued interest receivable	47,951	35,047
Repossessed assets, net	45,714	37,823
Repurchased assets, net	14,526	17,099
Federal Home Loan Bank stock	287,668	234,845
Premises and equipment, net	191,956	180,095
Mortgage servicing rights, net	354,185	187,975
Other assets	106,428	197,914

Total assets	$15,444,512	$13,125,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$8,161,415	$7,379,655
Federal Home Loan Bank advances	5,373,279	4,090,000
Long term debt	207,497	104,427

Total interest-bearing liabilities	13,742,191	11,574,082

Accrued interest payable	38,024	28,145
Undisbursed payments on loans serviced for others	466,944	496,210
Escrow accounts	302,381	176,424
Liability for checks issued	22,771	18,941
Federal income taxes payable	58,768	26,115
Secondary market reserve	15,900	19,002
Other liabilities	45,503	51,732

Total liabilities	14,692,482	12,390,651

Commitments and contingencies	—	—

Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized; 62,368,085 and 61,357,614 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	624	614
Additional paid in capital	45,678	40,754
Accumulated other comprehensive income	7,077	5,343
Retained earnings	698,651	688,126

Total stockholders’ equity	752,030	734,837

Total liabilities and stockholders’ equity	$15,444,512	$13,125,488

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Loans	$180,698	$139,685	$509,004	$409,125
Other	4,693	1,133	5,624	2,748

Total	185,391	140,818	514,628	411,873
Interest Expense
Deposits	67,819	43,952	182,478	116,815
FHLB advances	51,593	34,845	133,783	106,381
Other	5,205	6,117	13,941	22,475

Total	124,617	84,914	330,202	245,671

Net interest income	60,774	55,904	184,426	166,202
Provision for losses	3,690	3,171	12,840	16,076

Net interest income after provision for losses	57,084	52,733	171,586	150,126

Non-Interest Income
Loan fees and charges, net	3,587	3,752	9,422	13,840
Deposit fees and charges	4,356	3,134	12,333	9,293
Loan administration, net	(1,913)	9,760	5,701	23,582
Net gain on loan sales	846	24,241	41,779	63,886
Net gain on sales of mortgage servicing rights	492	15,734	7,002	74,767
Other fees and charges	13,399	11,745	34,960	32,117

Total	20,767	68,366	111,197	217,485
Non-Interest Expense
Compensation and benefits	30,275	28,671	92,613	85,078
Occupancy and equipment	16,122	15,741	50,568	49,353
Communication	2,573	1,695	5,688	5,399
Other taxes	1,797	2,893	6,327	8,940
General and administrative	12,462	10,510	38,829	36,455

Total	63,229	59,510	194,025	185,225

Earnings before federal income taxes	14,623	61,589	88,758	182,386
Provision for federal income taxes	5,163	21,598	31,720	64,248

Net Earnings	$9,460	$39,991	$57,038	$118,138

Net earnings per share — basic	$0.15	$0.65	$0.92	$1.94

Net earnings per share — diluted	$0.15	$0.62	$0.89	$1.84

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at December 31, 2003	$607	$35,394	$2,173	$605,494	$643,668

Net earnings	—	—	—	143,754	143,754
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income					146,924
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004 (Unaudited)	614	40,754	5,343	688,126	734,837
Net earnings	—	—		57,038	57,038
Reclassification of gain on swap extinguishment	—	—	(1,002)	—	(1,002)
Net unrealized gain on swaps used in cash flow hedges	—	—	2,736	—	2,736

Total comprehensive income				—	58,772
Stock options exercised and grants issued, net	10	4,924			4,934
Dividends paid ($0.75 per share)				(46,513)	(46,513)

Balance at September 30, 2005	$624	$45,678	$7,077	$698,651	$752,030

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(in thousands)

	For the nine months ended
	September 30,
	2005	2004
Operating Activities
Net earnings	$57,038	$118,138
Adjustments to reconcile net earnings to net cash used in operating activities
Provision for losses	12,840	16,076
Depreciation and amortization	89,264	83,658
FHLB stock dividends	(5,035)	(7,434)
Net gain on the sale of assets	(1,449)	(1,980)
Net gain on loan sales	(41,779)	(63,886)
Net gain on sales of mortgage servicing rights	(7,002)	(74,767)
Proceeds from sales of mortgage loans available for sale	18,325,046	21,292,199
Originations and repurchase of mortgage loans available for sale, net of principal repayments	(19,143,390)	(22,889,047)
Increase in accrued interest receivable	(12,904)	(5,387)
Decrease (increase) in other assets	97,772	(189,232)
Increase in accrued interest payable	9,879	1,006
Increase (decrease) in the liability for checks issued	3,830	(9,080)
Increase in federal income taxes payable	30,670	18,426
(Decrease) increase in other liabilities	(9,330)	18,073

Net cash used in operating activities	(594,550)	(1,693,237)
Investing Activities
Net change in other investments	(2,908)	(1,578)
Change in mortgage backed securities held to maturity	9,650	7,901
Origination of loans held for investment, net of principal repayments	(1,295,941)	(424,607)
Purchases of Federal Home Loan Bank stock	(47,788)	(26,579)
Investment in unconsolidated subsidiary	3,095	2,328
Proceeds from the disposition of repossessed assets	31,952	31,751
Acquisitions of premises and equipment, net of proceeds from sales	(35,430)	(28,473)
Increase in mortgage servicing rights	(261,612)	(233,691)
Proceeds from the sale of mortgage servicing rights	36,732	332,363

Net cash used in investing activities	(1,562,250)	(340,585)
Financing Activities
Net increase in deposit accounts	781,760	1,862,414
Issuance of junior subordinated debt	100,000	—
Redemption of preferred securities	—	(74,750)
Net increase in Federal Home Loan Bank advances	1,283,279	162,000
Payment on other long term debt	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(29,266)	35,075
Net receipt of escrow payments	125,957	134,375
Proceeds from the exercise of stock options	4,934	3,208
Dividends paid to stockholders	(46,513)	(45,778)

Net cash provided by financing activities	2,220,126	2,076,519

Net increase in cash and cash equivalents	63,326	42,697
Beginning cash and cash equivalents	168,442	156,914

Ending cash and cash equivalents	$231,768	$199,611

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows (continued)
(in thousands)

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$38,351	$29,603

Total interest payments made on deposits and other borrowings	$320,323	$246,677

Federal income taxes paid	$—	$46,000

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$834,848	$—

Mortgage loans available for sale transferred to loans held for investment	$735,907	$2,246,100

The accompanying notes are an integral part of these financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.4 billion in assets at September 30, 2005, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
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
A majority of the single-family mortgage loans originated that conform to underwriting standards of Fannie Mae, Freddie Mac or Ginnie Mae are securitized and sold on a servicing-retained basis. Any out-of-market servicing rights may then be sold in a separate transaction. The Company may also invest in a significant amount of its loan production for its own portfolio to maximize the Company’s leverage ability and to receive the interest spread between earning assets and interest-bearing liabilities.
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
The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Certain amounts within the accompanying consolidated financial statements and the related notes have been reclassified to conform to the 2005 presentation.

Note 3. Stock-Based Compensation
The Company has two stock incentive plans, the 1997 Employees and Directors Stock Option Plan and the 2000 Stock Incentive Plan (collectively, the “Plans”), which collectively provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to employees (including officers and directors). Awards are granted at the average market price of the Company’s common stock on the grant date, vest over varying periods generally beginning six months from the date of grant, and expire ten years from the date of grant.
As currently permitted by SFAS 123, the Company continues to measure and recognize compensation expense using the intrinsic value method specified in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under the provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the following table discloses the pro forma net earnings and pro forma basic and diluted earnings per share had the fair value method been applied to all stock awards for the periods presented (in thousands, except per share data):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$9,460	$39,991	$57,038	$118,138

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(654)	(719)	(1,962)	(2,158)

Pro forma net earnings	$8,806	$39,272	$55,076	$115,980

Basic earnings per share
As reported	$0.15	$0.65	$0.92	$1.94
Pro forma	$0.14	$0.64	$0.89	$1.90

Diluted earnings per share
As reported	$0.15	$0.62	$0.89	$1.84
Pro forma	$0.14	$0.61	$0.86	$1.81
Note 4. Segment Information
The Company’s operations can be categorized into two business segments: banking and home lending. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business operations is complementary to each other.
The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking operation holds these loans in the loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. All of the Company’s non-bank consolidated subsidiaries are included in the banking operation, and none are material to the Company’s operations.
The home lending operation involves the origination, packaging and sale of mortgage loans in order to receive transaction income. Related mortgage servicing rights (“MSRs”) are generally retained by the Bank, which then services those loans and mortgage loans for others. The Bank may sell MSRs into the secondary market. Funding for the home lending operation is provided by deposits and borrowings obtained by the banking operation.

Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended September 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$44,162	$16,612	$	$60,774
Net gain on sale revenue	—	1,338		1,338
Other income	15,982	3,447		19,429
Total net interest income and non-interest income	60,144	21,397		81,541
Earnings before taxes	33,558	(18,935)		14,623
Depreciation and amortization	2,384	34,780		37,164
Capital expenditures	4,901	5,918		10,819
Identifiable assets	14,429,405	2,215,107	(1,200,000)	15,444,512
Inter-segment income (expense)	9,000	(9,000)		—

	For the nine months ended September 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$136,156	$48,270	$	$184,426
Net gain on sale revenue	—	48,781		48,781
Other income	40,392	22,024		62,416
Total net interest income and non-interest income	176,548	119,075		295,623
Earnings before taxes	91,105	(2,347)		88,758
Depreciation and amortization	7,455	81,809		89,264
Capital expenditures	24,498	10,889		35,387
Identifiable assets	14,429,405	2,215,107	(1,200,000)	15,444,512
Inter-segment income (expense)	31,275	(31,275)		—

	For the three months ended September 30, 2004
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$51,190	$4,714	$	$55,904
Net gain on sale revenue	—	39,975		39,975
Other income	15,993	12,397		28,390
Total net interest income and non-interest income	67,183	57,086		124,269
Earnings before taxes	40,397	21,192		61,589
Depreciation and amortization	1,698	21,113		22,811
Capital expenditures	1,473	10,270		11,743
Identifiable assets	10,333,365	3,007,810	(575,000)	12,766,175
Inter-segment income (expense)	4,313	(4,313)		—

	For the nine months ended September 30, 2004
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$136,626	$29,576	$	$166,202
Net gain on sale revenue	—	138,653		138,653
Other income	49,044	29,788		78,832
Total net interest income and non-interest income	185,670	198,017		383,687
Earnings before taxes	104,304	78,082		182,386
Depreciation and amortization	4,990	78,668		83,658
Capital expenditures	9,734	18,920		28,654
Identifiable assets	10,333,365	3,007,810	(575,000)	12,766,175
Inter-segment income (expense)	15,563	(15,563)		—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
We have no other significant business than that of our wholly owned subsidiary, Flagstar Bank, FSB, which we also refer to as the Bank. Operations of the Bank are categorized into two business segments: banking and home lending. Each business operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 4 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration matched assets primarily originated by our home lending operation. The banking operation holds these loans in the investment portfolio in order to earn interest spread income.
At September 30, 2005, we operated a network of 129 banking centers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources. As we open new branches, we believe that the growth in deposits will occur over time. During the first nine months of 2005, we opened nine banking centers, including three banking centers in Georgia where we began banking operations for the first time in 2005.
We expect to open up to 18 new banking centers during 2005. During 2006, we expect to open seven additional branches in the Atlanta area and seven branches in Michigan.
Home Lending Operation. The home lending operation involves the origination, packaging and sale of residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans for others and sells mortgage servicing rights (“MSRs”) into the secondary market. Funding for our home lending operation is provided by deposits and borrowings obtained by our banking operation.
Critical Accounting Policies
Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular we have identified five policies, that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our financial statements. These policies relate to (a) the methodology for determining our allowance for loan losses; (b) the valuation of our mortgage servicing rights; (c) the accounting for our derivatives; (d) the valuation of our secondary market reserve, and (e) the recognition of gain or loss on the sale of loans. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

Selected Financial Ratios (in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Return on average assets	0.25%	1.30%	0.52%	1.33%
Return on average equity	5.03%	22.29%	10.19%	23.11%
Efficiency ratio	77.54%	48.69%	65.63%	48.27%

Equity/assets ratio (average)	4.95%	5.75%	5.14%	5.74%

Mortgage loans originated or purchased	$8,306,439	$6,891,042	$22,623,153	$25,434,314
Other loans originated or purchased	$489,665	$227,307	$1,274,541	$574,779
Mortgage loans sold	$6,983,384	$5,495,477	$18,312,923	$21,221,693

Interest rate spread[1]	1.68%	1.91%	1.74%	1.90%
Net interest margin[2]	1.72%	1.98%	1.85%	2.04%

Average common shares outstanding	62,288	61,251	61,945	61,251
Average diluted shares outstanding	64,186	64,148	64,118	64,148

Charge-offs to average investment loans	0.16%	0.18%	0.18%	0.18%

	September	June 30,	December 31,	September 30,
	30, 2005	2005	2004	2004
Equity to assets ratio	4.87%	5.06%	5.60%	5.64%
Core capital ratio[3]	5.99%	6.07%	6.19%	6.15%
Total risk based capital ratio	10.44%	10.50%	10.97%	11.20%

Book value per share	$12.06	$12.13	$11.98	$11.74
Number of common shares outstanding	62,368	62,244	61,358	61,338

Mortgage loans serviced for others	$31,282,929	$26,646,531	$21,354,724	$20,824,209
Value of mortgage servicing rights	1.13%	1.07%	0.88%	0.84%

Ratio of allowance to non-performing loans	69.55%	56.69%	60.97%	67.97%
Ratio of allowance to held for investment loans	0.31%	0.31%	0.36%	0.45%
Non-performing assets to total assets	0.86%	0.93%	1.04%	0.94%

Number of banking centers	129	128	120	108
Number of home lending centers	105	114	112	123
Number of salaried employees	2,414	2,431	2,396	2,407
Number of commissioned employees	790	800	980	989

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to the Bank only.

Results of Operations
Net Earnings
     Three Months
Net earnings for the three months ended September 30, 2005 were $9.5 million ($0.15 per share-diluted), a 76.3% decline, or $30.5 million decrease, from the $40.0 million ($0.62 per share-diluted) reported in the third quarter of 2004. The decrease in net earnings during the quarter is primarily attributable to significant decreases in the net gains realized from loan sales and in the sale of MSRs by our home lending operation. Net gain from loan sales fell from $24.2 million during the third quarter of 2004, to $846,000 in the third quarter of 2005. Likewise, net gains from sales of MSRs declined from $15.7 million to $492,000. We also experienced a decline in loan administrative fees, net of amortization of related MSRs from $9.8 million of income in 2004 to a loss of $1.9 million in 2005. As a result, our non-interest income during the quarter ended September 30, 2005 declined $47.7 million, or 69.7%, to $20.7 million, compared to $68.4 million generated during the same quarter of 2004.
This decline in non-interest income was only partially offset by a $4.4 million increase in net interest income after provision for losses generated during the 2005 quarter of $57.1 million compared to $52.7 million in the third quarter of 2004. The decrease in non-interest income was also partially offset by a $16.4 million decrease in the provision for federal income taxes compared to 2004.
Net earnings during the three months ended September 30, 2005, represented a return on average equity of 5.03% and a return on average assets of 0.25%. This compares to returns in 2004 of 22.29% as of percentage of average equity and 1.30% of average assets.
     Nine Months
Net earnings for the nine months ended September 30, 2005 were $57.0 million ($0.89 per share-diluted), a 51.7% decline, or $61.1 million decrease, from the $118.1 million ($1.84 per share-diluted) reported in 2004. The decrease in net earnings during the first nine months of 2005 is primarily attributable to significant decreases in the net gains realized from loan sales and sales of MSRs by our home lending operation. Net gain from loan sales fell from $63.9 million during the first nine months of 2004, to $41.8 million during the first nine months of 2005. Likewise, net gains from sales of MSRs declined from $74.8 million during the first nine months of 2004 to $7.0 million during the same period in 2005. We also experienced a decline in loan administrative fees, net of amortization of related MSRs, from $23.6 million in 2004 to $5.7 million in 2005. As a result, our non-interest income during the first three quarters of 2005 equaled $111.2 million, compared to $217.5 million generated during the same period of 2005.
This $106.3 million decline in non-interest income generated in our home loan segment was only partially offset by a $21.5 million increase in net interest income after provision for losses generated during the nine month period compared to the first nine months of 2004. The decrease in non-interest income was also partially offset by a $3.3 million decrease in the provision for federal income taxes compared to 2004.
Net earnings during the nine months ended September 30, 2005, constituted a return on average equity of 10.19% and a return on average assets of 0.52%. This compares to returns of 23.11% as of percentage of average equity and 1.33% of average assets for the same period in 2004.
Net Interest Income
     Three months
We recorded $60.8 million in net interest income for the three months ended September 30, 2005, which represented an 8.8% increase from the $55.9 million recorded for the comparable 2004 period. Overall, the increase in net interest income resulted from a $44.6 million increase in interest revenue, which was substantially offset by a $39.7 million increase in interest expense. Interest income from earning assets includes $7.4 million and $4.2 million of accretion of net premiums and amortization of net deferred loan origination costs for the three months ended September 30, 2005 and 2004, respectively. During the period, our average earning assets and average-interest-bearing liabilities were both approximately $2.9 billion higher than the same period of 2004. However, earning assets as a whole repriced up only 25 basis points while our liabilities repriced up by 48 basis points during the 2005 period, primarily due to higher interest rates paid on deposits. These net changes are reflected in the decrease in our net interest spread of 23 basis points to 1.68% for the three months ended September 30, 2005 from 1.91% for the comparable 2004 period. It is also reflected in the decrease in the net interest margin of 26 basis points to 1.72% for the quarter ended September 30, 2005 from 1.98% for the same period in 2004. On a sequential quarter basis, we reported a 3 basis point decrease in the interest rate spread and 7 basis point decrease in the interest margin.
     Nine months
We recorded $184.4 million in net interest income for the nine months ended September 30, 2005 which represented an increase of 11.0% from the $166.2 million recorded for the comparable 2004 period. Overall, the increase in net interest income resulted from a $102.7 million increase in interest revenue, which was offset by an $84.5 million increase in interest expense. For the nine months ended September 30, 2005 and 2004, interest income from earning assets included $21.2 million and $10.8 million of amortization of net premiums and amortization of net deferred loan origination costs, respectively. Non-accruing loans were included in the average loan amounts outstanding. During the period, our average earning assets were approximately $2.4 billion higher than the same period of 2004, while average interest-bearing liabilities were approximately $2.6 billion higher than in the first nine months of 2004. However, earning assets as a whole repriced up by 11 basis points while our interest-bearing liabilities repriced up by 26 basis points during the period, primarily due to higher interest rates paid on deposits. These changes in average balances and pricing resulted in a decrease in our net interest spread of 16 basis points to 1.74% for the nine months ended September 30, 2005 from 1.90% for the comparable 2004 period. It is also reflected in the decrease in the net interest margin of 19 basis points to 1.85% for the nine months ended September 30, 2005 from 2.04% for the same period in 2004.

Average Yields Earned and Rates Paid
The following tables present interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the accretion of net premiums and the amortization of net deferred loan origination costs. Non-performing loans were included in the average loan amounts outstanding. Average balances are based upon daily balances.

	Three months ended September 30,
	2005			2004
	(in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans receivable, net	$13,739,838	$180,698	5.26%	$11,072,851	$139,685	5.05%
Other	313,260	4,693	5.99%	119,378	1,133	3.80%

Total earning assets	14,053,098	$185,391	5.28%	11,192,229	$140,818	5.03%

Other assets	1,162,432			1,098,931

Total assets	$15,215,530			$12,291,160

Interest-bearing liabilities:

Deposits	$8,220,828	$67,819	3.27%	$7,039,722	$43,952	2.48%
FHLB advances	5,098,832	51,593	4.01%	3,425,908	34,845	4.05%
Other	409,200	5,205	5.09%	350,792	6,117	6.94%

Total interest-bearing liabilities	13,728,860	$124,617	3.60%	10,816,422	$84,914	3.12%

Other liabilities	734,062			768,042
Stockholders’ equity	752,608			706,696

Total liabilities and Stockholders’ equity	$15,215,530			$12,291,160

Net interest-earning assets	$324,238			$375,807

Net interest income		$60,774			$55,904

Interest rate spread[1]			1.68%			1.91%

Net interest margin[2]			1.72%			1.98%

Ratio of average interest earning assets to interest-bearing liabilities			102%			103%

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

	Nine months ended September 30,
	2005			2004
	(in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets:
Loans receivable, net	$13,144,068	$509,004	5.16%	$10,763,563	$409,125	5.07%
Other	160,417	5,624	4.67%	103,973	2,748	3.52%

Total earning assets	13,304,485	$514,628	5.16%	10,867,536	$411,873	5.05%

Other assets	1,218,052			999,087

Total assets	$14,522,537			$11,866,623

Interest-bearing liabilities:

Deposits	$7,919,520	$182,478	3.08%	$6,433,358	$116,815	2.43%
FHLB advances	4,708,358	133,783	3.80%	3,571,509	106,381	3.98%
Other	335,283	13,941	5.56%	417,440	22,475	7.19%

Total interest-bearing liabilities	12,963,161	$330,202	3.41%	10,422,307	$245,671	3.15%

Other liabilities	812,749			762,637
Stockholders’ equity	746,627			681,679

Total liabilities and Stockholders’ equity	$14,522,537			$11,866,623

Net interest-earning assets	$341,324			$445,229

Net interest income		$184,426			$166,202

Interest rate spread[1]			1.74%			1.90%

Net interest margin[2]			1.85%			2.04%

Ratio of average interest earning assets to interest-bearing liabilities			103%			104%

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis
The following tables present the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities, which are presented in the preceding tables. The tables below distinguish between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes in both volume and rate are included within the rate category.

	Three months ended September 30,
	2005 versus 2004
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Earning Assets:
Loans receivable, net	$7,342	$33,671	$41,013
Other	1,718	1,842	3,560

Total	$9,060	$35,513	$44,573
Interest Bearing Liabilities:
Total deposits	$16,544	$7,323	$23,867
FHLB advances	(190)	16,938	16,748
Other	(1,925)	1,013	(912)

Total	$14,429	$28,315	$39,703

Change in net interest income	$(5,369)	$10,239	$4,870

	Nine months ended September 30,
	2005 versus 2004
	Increase (Decrease) due to:
	Rate	Volume	Total
	(in thousands)
Earning Assets:
Loans receivable, net	$9,360	$90,519	$99,879
Other	1,386	1,490	2,876

Total	$10,746	$92,009	$102,755
Interest Bearing Liabilities:
Total deposits	$38,578	$27,085	$65,663
FHLB advances	(6,533)	33,935	27,402
Other	(4,104)	(4,430)	(8,534)

Total	$27,941	$56,590	$84,531

Change in net interest income	$(17,195)	$35,419	$18,224

Provision for Losses
The provision for loan losses increases our allowance for loan losses to a level that reflects management’s assessment of existing risks within its loan portfolio, taking into account its underwriting procedures, collection rates for older loans and ongoing remediation efforts. The provision for loan losses is charged to earnings during the period in which it is taken. The provision for losses was $3.7 million for the three months ended September 30, 2005, up from $3.2 million during the same period in 2004. The provision for losses was $12.8 million for the nine months ended September 30, 2005 down from $16.1 million during the same period in 2004. See further discussion under the section below entitled “— Allowance for Loan Losses.”
Non-Interest Income
Non-interest income consists primarily of loan origination fees earned by our banking and home lending operations, deposit fees and charges charged by our banking operation, loan administration fees our home lending operation earns for servicing loans for others, and the net gains or losses realized by our home lending operation from the sale of loans and MSRs. During the three months ended September 30, 2005, non-interest income decreased $47.6 million to $20.8 million from $68.4 million in the comparable 2004 period. During the nine months ended September 30, 2005, non-interest income decreased $106.3 million to $111.2 million from $217.5 million in the comparable 2004 period. As explained below, the decrease in non-interest income in both periods was largely a result of significant decreases in gains from the sales of loans and MSRs in 2005 compared with 2004 along with lower loan administration income. In addition, loan fees and charges declined modestly in both the three and nine-month period. These declines were slightly offset by a small increase in deposit fees and other charges in both the three and nine-month period.
Loan fees and charges
     Three months
Net loan fees collected during the three months ended September 30, 2005 declined to $3.6 million compared to $3.8 million collected during the comparable 2004 period. The decline reflects continuing competition in the loan marketplace during 2005 for loan originations.
     Nine months
Net loan fees collected during the nine months ended September 30, 2005 totaled $9.4 million compared to $13.8 million collected during the comparable 2004 period. The decline reflects continuing competition in the loan marketplace during 2005 for loan originations.
Deposit fees and charges
     Three months
During the three months ended September 30, 2005, we collected $4.4 million in deposit fees versus $3.1 million in the comparable 2004 period. This increase is attributable to the increase in our deposits as the number of our retail banking branches continued to increase.
     Nine months
During the nine months ended September 30, 2005, we collected $12.3 million in deposit fees versus $9.3 million collected in the comparable 2004 period. This increase is attributable to the increase in our deposits as the number of our retail banking branches continues to increase.
Loan Administration
     Three months
Net loan administration fee income, which is loan administration fee income less amortization of MSRs for the period, decreased to a negative $1.9 million during the three months ended September 30, 2005, from $9.8 million in the 2004 period. Gross loan administration fees increased by $2.3 million compared to the third quarter of 2004 primarily as a result of a higher average principal balance of loans serviced. However, the increase in loan servicing fee revenue was more than offset by a $14.0 million increase in amortization of MSRs. Loan servicing fees are calculated as a percentage of outstanding loan balances. As of September 30, 2005, the weighted average servicing fee was 0.351% (35.1 basis points) per annum. The average servicing fee percentage does not fluctuate significantly from period to period. Accordingly, the increase in the gross servicing fee revenue resulted from an increase in the average outstanding balances of loans serviced for others from $24.7 billion during the three months ended September 30, 2004 to $29.0 billion during the third quarter of 2005. At September 30, 2005, the unpaid principal balance of loans serviced for others was $31.3 billion versus $21.4 billion serviced at December 31, 2004, and $20.8 billion serviced at September 30, 2004. Over the same time period, MSR amortization expense increased at a greater rate than the rate of increase in gross servicing fee revenue as a result of higher loan payoffs in 2005 than for the same period in 2004.
     Nine Months
Net loan administration fee income decreased to $5.7 million during the nine months ended September 30, 2005, from $23.6 million in the 2004 period. This $17.9 million (75.8%) decrease was the result of a $12.8 million decrease in loan servicing fees and an increase of $5.1 million in amortization of MSRs. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $25.4 billion during the nine months ended September 30, 2005 versus $27.8 billion during the comparable 2004 period. The increase in MSR amortization expense in 2005 was the result of higher loan payoffs than for the same period in 2004.

Net Gain on Loan Sales
Our recognition of gain or loss on the sale of loans is accounted for in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values. In our loan sale transactions, the only interests that are generally retained are MSRs, which are created when the underlying loan is sold.
Gain on sale of loans varies from period to period due to changes in the volume of mortgage loans sold and the gain on sale spread achieved. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are thus able to achieve higher gains on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thereby decreasing our achievable net gain.
The determination of gain on loan sales is also affected by mark to market pricing adjustments to our derivatives that we use to hedge our interest rate risk exposure on our loan commitments, i.e.,. loans for which we have set interest rates but not yet closed. These derivatives are reflected on our balance sheet and recorded at fair value in accordance with SFAS 133, “Accounting for Derivative Instruments” (“FASB 133”). In addition, loan sale gains are reduced by any provision for secondary market reserves that we record during the period for estimated losses from loans we repurchase if the sold loans fail to comply with standard representation and warranty provisions made by us to the purchasers. While we are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid, if any loans do not comply with the representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses.
The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net gain on loan sales	$846	$24,241	$41,779	$63,886
Plus: FASB 133 adjustment	7,014	(117)	(1,987)	(6,662)
Plus: Provision for secondary market reserve	4,098	2,875	7,552	16,791

Gain on loan sales	$11,958	$26,999	$47,344	$74,015

Loans sold	$6,983,384	$5,495,477	$18,312,923	$21,221,693

Sales spread	0.17%	0.49%	0.26%	0.35%

     Three months
For the three months ended September 30, 2005, net gain on loan sales decreased $23.4 million, to $846,000, from $24.2 million in the 2004 period. Although the volume of loans sold in the 2005 period increased to $6.9 billion versus the $5.5 billion sold in the 2004 period, the interest rate environment and tighter competition caused the sales spread to decrease to 17 basis points in the 2005 period from 49 basis points in the 2004 period. The increase to the provision for the secondary market reserve during the third quarter 2005 as compared to the same period in 2004 reflects the continued monitoring of the reserve to ensure appropriate levels for probable losses.
     Nine months
For the nine months ended September 30, 2005, net gain on loan sales decreased $22.1 million, to $41.8 million, from $63.9 million in the 2004 period. This resulted from the volume of loans sold in the 2005 period declining to $18.3 billion in loans versus $21.2 billion sold in the 2004 period. The decline in the provision for the secondary market reserve reflected an overall reduction in anticipated losses from repurchased loans as compared to the same period in 2004.

Net Gain on the Sale of Mortgage Servicing Rights
Gains from the sale of MSRs vary from period to period depending on the changes in the gain on sale spread, the volume of MSRs sold, and impairment in the value of MSRs recorded. The spread is attributable to market pricing, which changes with market demand and the general level of interest rates. In a rising interest rate environment, MSRs tend be become more valuable because the underlying mortgage loans are less likely to prepay in refinancing transactions that result in a termination of the associated MSRs and thus are more likely to generate a greater cash flow from servicing fees. In addition, as the underlying mortgage loans become more seasoned, the risk of default is reduced which also reduces the risk that the associated MSR will be terminated.
The gain from sales of MSRs is reduced by any impairment to the book value of the remaining MSRs. Impairment of an MSR portfolio is created by a change in the interest rate environment. Since the interest rate environment is beyond the control of management, there can be no assurances made that we will be able to avoid an impairment charge in the future.
     Three months
For the three months ended September 30, 2005, the net gain on the sale of MSRs decreased from $15.7 million during the 2004 period to $492,000 in the three months ended September 30, 2005. The decline was due primarily to the lower volume of MSRs sold in the 2005 period versus the 2004 period. We sold a total of $0.6 billion of MSRs during the three months ended September 30, 2005 (all of which were sold with the underlying mortgage loans) versus $9.8 billion during the comparable 2004 period (of which $9.5 billion were sold separately from the underlying loans). We believe the decline in MSR sales is attributable to lower spreads in the current interest rate environment, which have limited our opportunity for sufficiently profitable sales.
     Nine months
For the nine months ended September 30, 2005, the net gain on the sale of mortgage servicing rights decreased from $74.8 million during the 2004 period to $7.0 million. The gain on sale in the 2004 period was higher than the gain recorded in the 2005 period because of the better spread achieved in 2004 and the reduction in the sales volume in 2005.
We sold a total of $3.9 billion in MSRs during the first nine months of 2005 as compared to $24.7 billion during the same period in 2004. MSRs are sold either with loans that we sell (servicing released), from our existing inventory of MSRs (bulk servicing sales), or to a third party for an agreed upon amount as new servicing is created from newly-originated and sold loans (flow-servicing sales). For the first nine months of 2005, we sold $1.4 billion of MSRs on a servicing released basis and $2.5 billion in a bulk servicing sale. During the same period in 2004, we sold $0.8 billion on a servicing released basis, $14.7 billion in bulk servicing sales, and $9.2 billion in flow servicing sales.
Other fees and charges
     Three months
During the three months ended September 30, 2005, other fees and charges increased $1.7 million, or 14.5% to $13.4 million from $11.7 million recorded in the same period in 2004. The increase during the three months ended September 30, 2005, was primarily a result of an increase in dividends received on FHLB stock, which were $3.1 million in the 2005 period compared to the $2.6 million received during the three months ended September 30, 2004. This was a direct result of an increase in the number of shares of FHLB stock we owned. At September 30, 2005 and 2004, we owned $287.7 million and $232.4 million of FHLB stock, respectively. The increase in FHLB dividend income was offset in part by a $0.2 million decrease in subsidiary income to $1.0 million for the three months ended September 30, 2005 from $1.2 million recorded during the same period in 2004.
     Nine months
During the nine months ended September 30, 2005, other fees and charges increased $2.9 million, or 9.0% to $35.0 million from $32.1 million recorded in the same period in 2004. During the nine months ended September 30, 2005, we recorded $8.3 million in dividends received on FHLB stock, compared to $7.5 million received during the nine months ended September 30, 2004. We also recorded $3.2 million in subsidiary income for the nine months ended September 30, 2005, which was a decrease of $0.2 million when compared to $3.4 million recorded during the nine months ended September 30, 2004.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Compensation and benefits	$37,231	$37,148	$113,263	$115,891
Commissions	25,867	25,333	69,834	77,391
Occupancy and equipment	16,431	16,065	51,384	50,580
Advertising	1,670	2,926	5,907	7,723
Federal insurance premium	283	264	863	776
Communication	2,573	1,695	5,688	5,399
Other taxes	1,797	2,893	6,327	8,940
General and administrative	11,347	8,534	34,647	32,365

Total	97,199	94,858	287,913	299,015
Less: capitalized direct costs of loan closings	(33,970)	(35,348)	(93,888)	(113,190)

Net Amount	$63,229	$59,510	$194,025	$185,225

Efficiency ratio[1]	77.5%	47.9%	65.6%	48.3%

[1]	Total operating and administrative expenses divided by the sum of net interest income and non-interest income
     Three months
Non-interest expense, before the capitalization of direct loan origination costs noted above, increased $2.3 million to $97.2 million during the three months ended September 30, 2005, from $94.9 million for the comparable 2004 period.
This 2% increase in non-interest expense resulted from the combined effect of the following factors:

▪	The retail banking operation conducted business from 21 more facilities at September 30, 2005 than at September 30, 2004.

▪	We conducted business from 18 fewer retail loan origination offices at September 30, 2005 than at September 30, 2004.

▪	The home lending operation originated $8.3 billion in residential mortgage loans during the 2005 quarter versus $6.9 billion in the comparable 2004 quarter.

▪	We employed 2,414 salaried employees at September 30, 2005 versus 2,407 salaried employees at September 30, 2004.

▪	We employed 130 full-time national account executives at September 30, 2005 versus 143 at September 30, 2004.

▪	We employed 660 full-time retail loan originators at September 30, 2005 versus 846 at September 30, 2004.
On a period over period basis there was a $0.6 million increase in commissions paid to the commissioned sales staff, which was a direct result of the increased mortgage loan originations during the period. During the 2005 period, commissions were 31.2 basis points of loan originations versus 36.7 basis points during the 2004 period.
The majority of the $0.3 million increase in occupancy and equipment costs is directly attributable to an increase in banking centers.
During the three months ended September 30, 2005, we capitalized direct loan origination costs of $34.0 million, a decrease of $1.3 million from $35.3 million for the comparable 2004 period. This decrease is a result of the increase in mortgage loan production during the 2005 period versus the 2004 production offset by the smaller amount of cost deferral per loan in the 2005 period as compared to the 2004 period. The 2005 deferral equates to a capitalization of $850 per loan versus $882 per loan in the 2004 period.

The efficiency ratio increased to 77.5% from 47.9% during the third quarter of 2005 and 2004, respectively, despite only a slight increase in non-interest expense, primarily because of the decline in the non-interest income in 2005 to $20.7 million from $68.4 million during the same period in 2004.
     Nine months
Non-interest expense, excluding the capitalization of direct loan origination costs, decreased $11.1 million to $287.9 million during the nine months ended September 30, 2005, from $299.0 million for the comparable 2004 period.
The decreased compensation and benefits expense of $2.6 million is the direct result of the decreased personnel count utilized in the home lending operation offset by the salary increases given to the remaining employees and the staff that was required to support the additional banking centers.
The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was a $7.6 million decrease as a direct result of the decreased mortgage loan originations during the period. During the 2005 period commissions were 30.9 basis points of loan originations versus 30.4 basis points during the 2004 period. During the nine months ended September 30, 2005, we capitalized direct loan origination costs of $93.9 million, a decrease of $19.9 million from $113.8 million for the comparable 2004 period. This decrease is a result of the decrease in mortgage loan production during the 2005 period versus the 2004 production. The 2005 deferral equates to a capitalization of $810 per loan versus $782 per loan in the 2004 period.
The efficiency ratio for the first nine months of 2005 increased to 65.6% from 48.3% during the same period in 2004 due primarily to a reduction in non-interest income during the 2005 period to $111.2 million from $217.5 million during the 2004 period.
Financial Condition
Assets
Our assets totaled $15.4 billion at September 30, 2005, an increase of $2.3 billion, or 17.6%, as compared to $13.1 billion at December 31, 2004. This increase was primarily due to an increase in earning assets at September 30, 2005 as we increased our loan portfolio.
     Cash and cash equivalents
Cash and cash equivalents increased from $168.4 million at December 31, 2004 to $231.8 million at September 30, 2005.
     Mortgage-backed securities held to maturity
Mortgage-backed securities increased from $20.7 million at December 31, 2004 to $845.8 million at September 30, 2005. During the third quarter of 2005, we securitized approximately $820.0 million in the unpaid principal balances of certain residential mortgage loans, plus $14.8 million in related premiums, that were already in our loans held for investment portfolio. The securitizations, otherwise known as guaranteed mortgage securitizations, were effected with guarantees from either Fannie Mae or Freddie Mac and resulted in a re-characterization of the loans to mortgage-backed securities held to maturity. We entered into these transactions primarily to obtain credit enhancement for these loans and thereby reduce the related credit risk. The transactions also have the related benefits of providing us with a liquidity source, by serving as collateral for repurchase agreements through which we can borrow funds, and reducing our regulatory capital needs because such securities have a lower risk weighting than the underlying loans due to the credit enhancement. We retained the securities on our books and treat them as held-to-maturity pursuant to FASB 115.
     Other investments
Our other investments increased from $18.4 million at December 31, 2004 to $21.3 million at September 30, 2005. Other investments consist primarily of a portfolio of contractually required collateral, regulatory required collateral, and investments made by non-bank subsidiaries.
     Mortgage loans available for sale
Mortgage loans available for sale increased $0.1 billion, or 6.7%, to $1.6 billion at September 30, 2005, from $1.5 billion at December 31, 2004. This increase is primarily attributable to the timing of the loan sales.

     Loans held for investment
Our loans held for investment portfolio at September 30, 2005 increased $1.1 billion to $11.7 billion from $10.6 billion at December 31, 2004. The increase included a $436.6 million increase in our home equity lines of credit, which are under our consumer loan category, and a $336.3 million increase in second mortgage loans. The growth in these two categories of loans was largely the result of an increase in our origination of home equity lines of credit and our second mortgage fixed-rate loans, either individually or in conjunction with first mortgage loans that we also originate.
The following table sets forth the composition of our investment loan portfolio as of the dates indicated.

	September 30, 2005	December 31, 2004	September 30, 2004
	(in thousands)
Loans held for investment:
Single family mortgage	$8,901,744	$8,693,768	$7,926,995
Second mortgage	532,760	196,518	158,229
Construction	66,811	67,640	68,052
Commercial real estate	888,051	751,730	659,516
Warehouse	242,541	249,291	220,690
Commercial	6,437	9,100	8,309
Consumer	1,064,199	591,107	415,938

Total	$11,702,543	$10,559,154	$9,457,729

     Allowance for loan losses
The allowance for loan losses totaled $35.9 million at September 30, 2005 and $38.3 million at December 31, 2004, respectively, and constituted 69.5% and 61.0% of non-performing loans at September 30, 2005 and December 31, 2004, respectively. Our non-performing loans totaled $51.6 million and $62.8 million at September 30, 2005 and December 31, 2004, respectively. Although the loans in our held for investment portfolio have increased by $1.1 billion from December 31, 2004 to September 30, 2005, our allowance as a percentage of such loans has decreased to 0.31% at September 30, 2005 from 0.36% at December 31, 2004. This reduction reflects the increasing asset quality of our loans. For instance, our non-performing assets to total assets declined to 0.86% at September 30, 2005 from 1.04% at December 31, 2004. Similarly, our non-performing loans to total loans in our investment portfolio decreased to 0.44% at September 30, 2005 from 0.61% at December 31, 2004. Our allowance is increasing relative to non-performing loans, providing coverage of 69.55% at September 30, 2005 as compared to 60.97% at December 31, 2004. The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical, and current loss experience on such types of loans, and the current economic environment.
The following table (dollars in thousands) provides the amount of delinquent loans at the date listed. At September 30, 2005, 91.8% of all delinquent loans are loans in which we had a first lien position on residential real estate.

Days Delinquent	September 30, 2005	December 31, 2004	September 30, 2004
30 - 59	$28,287	$32,083	$30,947
60 - 89	25,247	13,092	16,493
90 and over	51,618	62,844	62,490

Total	$105,152	$108,019	$109,930

Loans held for investment	$11,702,543	$10,559,154	$9,457,729

Delinquency %	0.90%	1.02%	1.16%

The following shows the activity in the allowance for loan losses during the indicated periods.

	For the nine months ended September 30,		For the year ended
	2005	2004	December 31, 2004
	(in thousands)
Beginning balance	$38,318	$37,828	$37,828
Provision for losses	12,840	16,076	17,615
Charge-offs
Mortgage	(13,303)	(10,833)	(16,268)
Consumer	(3,335)	(900)	(1,149)
Commercial	(5,399)	(885)	(1,623)
Construction	—	—	(68)
Other	(1,030)	(232)	(732)

Total	(23,067)	(12,850)	(19,840)
Recoveries Mortgage
Mortgage	937	681	1,081
Consumer	197	206	242
Commercial	5,749	533	1,311
Construction	—	—	67
Other	924	—	14

Total	7,807	1,420	2,715

Ending balance	$35,898	$42,474	$38,318

Net charge-off ratio	0.18%	0.18%	0.17%

The increase in recoveries for commercial loans for the nine months ended September 30, 2005 arises principally from collections from earlier related charge-offs..
     Accrued interest receivable
Accrued interest receivable increased from $35.0 million at December 31, 2004 to $48.0 million at September 30, 2005 as our total loan portfolio increased. We typically collect loan interest in the following month after it is earned.
     FHLB stock
Our investment in FHLB stock increased from $234.8 million at December 31, 2004 to $287.7 million at September 30, 2005. The investment is required to permit the Bank to borrow from the Federal Home Loan Bank of Indianapolis and to maintain our current line of credit.
     Repossessed assets
Repossessed assets increased from $37.8 million at December 31, 2004 to $45.7 million at September 30, 2005. This change was caused by an increase in the amount of loans on which we have foreclosed but as to which we have not yet sold the related collateral in our possession.
     Repurchased assets
We routinely sell residential mortgage loans to the secondary market. As part of these sales, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We are not required to reimburse purchasers for any missed loan payments or for any reduced income as a result of a loan being prepaid. However, if any loans do not comply with representations and warranties, we may repurchase the loans or else indemnify the purchaser for any related losses. In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve.
These repurchased assets are typically non-performing loans and totaled a net $17.1 million at December 31, 2004 and $14.5 million at September 30, 2005. The assets have been adjusted by a specific reserve of $3.5 million at December 31, 2004 and $4.0 million at September 30, 2005. During all of 2004, we repurchased $68.7 million in non-performing loans. During the three months ended September 30, 2004 and 2005, we repurchased $10.9 million and $17.1 million in non-performing loans, respectively. In the nine months ended September 30, 2004 and 2005, we repurchased $54.8 million and $44.8 million in net non-performing loans, respectively.
Mortgage servicing rights
MSRs totaled $354.2 million at September 30, 2005, an increase of $166.2 million from the $188.0 million reported at December 31, 2004. During the nine months ended September 30, 2005, we capitalized $261.6 million, amortized $65.7 million, and sold $29.7 million in MSRs. The capitalized value of the MSRs as a percentage of the unpaid principal balance of the underlying loans was 1.13% at September 30, 2005 and 0.88% at December 31, 2004. This increase reflects the effect in an increasing rate environment of lower-weighted-average coupon servicings in our portfolio throughout 2005.
At September 30, 2005, the fair value of the MSRs was approximately $462.6 million based on an internal valuation model which utilized an average discount rate equal to 9.85%, an average cost to service of $45 per conventional loan, $60 per government loan and $55 per adjustable rate loan, and a weighted constant prepayment assumption equal to 17.7%.
The unpaid principal balance of the loans serviced for others was $31.3 billion at September 30, 2005 as compared to $21.4 billion at December 31, 2004. At September 30, 2005, the portfolio contained 224,105 loans, had a weighted average interest rate of 5.98%, a weighted average remaining term of 317 months, and had been seasoned 13 months.
Activity of Mortgage Loans Serviced for Others
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$26,646,532	$26,667,308	$21,354,724	$30,395,079
Loans sold	6,983,384	5,495,477	18,312,923	21,221,693

Subtotal	33,629,916	32,162,785	39,667,647	51,616,772

Less:
Loans sold servicing released	573,319	336,331	1,379,534	832,875
Servicing sold (flow basis)	—	3,558,921	—	9,215,153
Servicing sold (bulk basis)	—	5,925,805	2,475,832	14,730,655

Subtotal	573,319	9,821,057	3,855,366	24,778,683
Loan prepayments and amortization	1,773,668	1,517,519	4,529,352	6,013,880

Ending balance	$31,282,929	$20,824,209	$31,282,929	$20,824,209

     Other assets
Other assets decreased $91.4 million, or 46.2%, to $106.5 million at September 30, 2005, from $197.9 million at December 31, 2004. The majority of this decrease was attributable to the collection of receivables in conjunction with the sale of residential mortgage loan servicing rights during the later portion of 2004 and the first quarter of 2005. Upon the sale of the mortgage servicing rights, a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.
Liabilities
Our total liabilities increased $2.3 billion, or 18.5%, to $14.7 billion at September 30, 2005, from $12.4 billion at December 31, 2004. The majority of this increase was in our interest-bearing liabilities.
     Deposit accounts
Our deposit accounts increased $0.8 billion to $8.2 billion at September 30, 2005, from $7.4 billion at December 31, 2004. Within that increase, a significant movement of deposits occurred from demand and savings accounts to money markets accounts and certificates of deposit. This movement reflected the increase in rates on the money market accounts and certificates of deposit as short-term money rates offered on these instruments increased nationwide during the period. As a result:
•	Demand deposit accounts decreased $39.5 million to $337.0 million at September 30, 2005, from $376.5 million at December 31, 2004.

•	Savings deposit accounts decreased $590.4 million to $293.7 million at September 30, 2005, from $884.1 million at December 31, 2004.

•	Money market deposits increased $78.6 million to $938.2 million at September 30, 2005, from $859.6 million at December 31, 2004.

•	Certificates of deposits increased $1.0 billion to $3.1 billion at September 30, 2005, from $2.1 billion at December 31, 2004.
The municipal deposit channel now totals $1.6 billion. The account totals increased $0.3 billion during the nine months ended September 30, 2005. These deposits have been garnered from local government units within our retail market area.
Wholesale deposit accounts decreased $0.1 billion to $1.8 billion at September 30, 2005, from $1.9 billion at December 31, 2004. These deposits have a weighted maturity of 20.0 months and are used for interest rate risk management.
Deposit Portfolio
(in thousands)

	September 30, 2005			December 31, 2004
	Balance	Rate	%	Balance	Rate	%
Demand deposits	$336,976	0.64%	4.1%	$376,506	0.71%	5.1%
Savings deposits	293,704	1.60	3.6	884,117	2.13	12.0
Money market deposits	938,232	2.99	11.5	859,573	1.98	11.6
Certificates of deposits	3,135,556	3.80	38.4	2,056,608	3.51	27.9

Total retail deposits	4,704,468	3.27	57.6	4,176,804	2.65	56.6

Municipal deposits	1,621,740	3.81	19.9	1,264,225	2.37	17.1
Wholesale deposits	1,835,207	3.37	22.5	1,938,626	3.05	26.3

Total deposits	$8,161,415	3.40%	100.0%	$7,379,655	2.71%	100.0%

     FHLB advances
Our borrowings from the Federal Home Loan Bank of Indianapolis, called advances, contain fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	September 30, 2005		December 31, 2004
	Amount	Rate	Amount	Rate
Floating rate daily advances	$2,223,279	3.95%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49%	1,120,000	5.15%
Fixed rate term advances	2,450,000	3.57%	2,350,000	3.53%

Total	$5,373,279	3.85%	$4,090,000	3.74%

FHLB advances increased $1.3 billion to $5.4 billion at September 30, 2005, from $4.1 billion at December 31, 2004. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale and the availability of lower cost funding from our retail deposit base and our escrow accounts. We have an approved line with the FHLB of $6.0 billion at September 30, 2005. During the nine months ended September 30, 2005, $420 million of putable advances with an average rate of 6.25% matured.
     Long term debt
     Our long-term debt principally consists of junior subordinated notes related to trust preferred securities. A portion of the notes are floating rate and bear interest at three-month LIBOR plus 1.50% and three-month LIBOR plus 2.00%. The remainder of the notes bears interest at fixed rates ranging from 6.47% to 6.88%. The notes mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. Our long-term debt amounted to $207.5 million at September 30, 2005 and $104.4 million at December 31, 2004.

The increase in our long-term debt resulted from the issuance of junior subordinated notes related to trust preferred securities in the first and third quarters of 2005.
     Accrued interest payable
Our accrued interest payable increased $9.9 million to $38.0 million at September 30, 2005, from $28.1 million at December 31, 2004. The increase is due to an 18.8% increase in interest-bearing liabilities and a 7.91% increase in rates paid on such liabilities for the period.
     Undisbursed payments on loans serviced for others
Undisbursed payments on loans serviced for others decreased $29.3 million to $466.9 million at September 30, 2005, from $496.2 million at December 31, 2004. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not yet been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume.
     Escrow accounts
Customer escrow accounts increased $126.0 million to $302.4 million at September 30, 2005, from $176.4 million at December 31, 2004. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.
     Liability for checks issued
Liability for checks issued increased $3.9 million to $22.8 million at September 30, 2005, from $18.9 million at December 31, 2004. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.
     Federal income taxes payable
Federal income taxes payable increased $32.7 million to $58.8 million at September 30, 2005, from $26.1 million at December 31, 2004. This increase is attributable to the increase in the deferred tax liability created by timing differences in the recognition of revenue from a financial statement basis versus a federal income tax basis offset by any estimated payments made during the first nine months of 2005.
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
In order to account for the repurchase and indemnification exposure that results from our representations and warranties, we maintain a secondary market reserve. The reserve is a function of expected losses net of actual recoveries and is based on repurchase requests, historical experience and volume of loan sales. The reserve is maintained at a level that is based on management’s analysis of the probable losses related to the repurchase of loans that were sold during the prior sixty-month period. Our experience indicates that deficiencies in representations and warranties that require repurchase of a loan are usually raised within the first sixty months following the sale of the loan. There can be no assurance that we will not sustain losses that exceed the reserve, or that subsequent evaluation will not require adjustments to the reserve. Any increase in this reserve would decrease the earnings in the period in which the increase is recorded. Such an increase is charged against net gains on loan sales.

For the sixty-month period ending September 30, 2005, the amount of loans we sold into the secondary market was $173.2 billion. The table below shows the activity in the Secondary Market Reserve during the three and nine-month periods ended September 30, 2005.

	For the three months	For the nine months
	ended September 30, 2005	ended September 30, 2005
	(in thousands)
Beginning balance	$15,600	$19,002
Provision	4,098	7,552
Charge-offs, net of recoveries	(3,798)	(10,654)

Ending balance	$15,900	$15,900

     Other liabilities
Other liabilities decreased $6.2 million to $45.5 million at September 30, 2005, from $51.7 million at December 31, 2004. This decrease was caused by changes in the timing of the payment of liabilities associated with the employee payroll and our mortgage production.
Liquidity and Capital Resources
     Liquidity
Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, cash generated from operations and customer escrow accounts. We also periodically enter into repurchase agreements for which we pledge as collateral our mortgage-backed securities held to maturity. Additionally, during the past seven years, we and our affiliates have issued securities in seven separate offerings to the capital markets, generating over $300 million in gross proceeds. While these sources are expected to continue to be available to provide funds in the future, the mix and availability of funds will depend upon future economic and market conditions. We do not foresee any difficulty in meeting our liquidity requirements.
Consumer deposits increased $0.8 billion from $7.4 billion at December 31, 2004, or 10.8%, to $8.2 billion at September 30, 2005.
Mortgage loans sold during the nine months ended September 30, 2005 totaled $18.3 billion, a decrease of $2.9 billion from the $21.2 billion sold during the same period in 2004. This decrease in mortgage loan sales was attributable to a $2.8 billion decrease in mortgage loan originations as compared to the same period in 2004. We sold 80.9% and 83.4% of our mortgage loan originations during the nine-month periods ended September 30, 2005 and 2004, respectively.
We typically use FHLB advances to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use this source of funds as needed to supplement funds from deposits, loans sales, escrow accounts and other sources. We had $5.4 billion of FHLB advances outstanding at September 30, 2005. We may repay such advances using proceeds from the sale of mortgage loans or from alternate sources of financing, such as repurchase agreements. We currently have an authorized line of credit equal to $6.0 billion at September 30, 2005. This line is collateralized by non-delinquent mortgage loans.
At September 30, 2005, we had outstanding rate-lock commitments to lend $2.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $203.7 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2005, we had outstanding commitments to sell $2.2 billion of mortgage loans. These commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.9 billion at September 30, 2005. Such commitments include $1.1 billion of unused warehouse lines of credit to various mortgage companies, of which $242.5 million was advanced at September 30, 2005.
     Regulatory Capital Adequacy
At September 30, 2005, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.

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
Item 4. Controls and Procedures
a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2005, pursuant to Rule 13a-15(b) of the Securities Act of 1934. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively as a result of the material weaknesses reported in Item 9A-Controls and Procedures to our Annual Report of Form 10-K for the year ended December 31, 2004 that have not yet been remediated.
b) Changes in Internal Controls. During the quarter ended September 30, 2005, we continued to implement changes to our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Act of 1934 in order to address the material weaknesses identified in Item 9A-Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2004. The changes implemented during the third quarter with respect to the material weaknesses are:
•	Weaknesses related to validation and evaluation of data. We implemented controls over the validation and evaluation of data used to support certain transactions and estimates including the valuation of interest rate lock commitments.

•	Weakness related to company-level controls. We have taken the following steps to enhance company-level controls:
•	Continued development and implementation of an accounting system wide automation process to reduce manual processes;

•	Implemented an ongoing continuing education program;

•	Adding additional experienced personnel to the accounting department; and

•	Adding additional financial expertise to the audit committee, including a new audit committee chair in October 2005.
While the changes in our internal controls described above, combined with the changes in internal controls that we reported in Item 4(b) of our Forms 10-Q for the periods ended March 31, 2005 and June 30, 2005, are intended to remediate the material weaknesses identified in connection with our assessment of internal controls as of December 31, 2004, there can be no assurance that such remediation will be completed by December 31, 2005. Further, our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The company made no unregistered sales of its common stock or repurchases of its common stock during the quarter ended September 30, 2005.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Exhibit 10.1	Employment Agreement between Flagstar Bank, FSB and Joel Murray dated July 6, 2004 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2005 and incorporated herein by reference)

Exhibit 11	Computation of Net Earnings per Share

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551

Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: November 9, 2005	/s/ Mark T. Hammond

Mark T. Hammond President and Chief Executive Officer (Duly Authorized Officer)

/s/ Paul D. Borja

Paul D. Borja Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description
Exhibit 10.1
Employment Agreement between Flagstar Bank, FSB and Joel Murray dated July 6, 2004 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2005 and incorporated herein by reference)

Exhibit 11	Computation of Net Earnings per Share

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551

Exhibit 32.2	Section 1350 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551