Form 10-K
period 2005-12-31
FLAGSTAR BANCORP INC
filed 2006-03-16
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
None
(Former name, former address and formal fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes         No  X
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act     Yes         No  X
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X      No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	Accelerated Filer X	Non-accelerated Filer
          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)     Yes         No  X
          The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($18.93 per share) as reported on the New York Stock Exchange on June 30, 2005, was approximately $678.3 million. The registrant does not have any non-voting common equity shares.
          As of March 1, 2006, 63,477,117 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s Proxy Statement relating to its 2006 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

Cautions Regarding Forward-Looking Statements
          This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause our future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.	BUSINESS
General
          Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is a Michigan-based savings and loan holding company founded in 1993. At December 31, 2005, our total assets were $15.1 billion, making us the largest publicly-held savings bank in the Midwest and the twelfth largest thrift holding company in the United States.
          Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally-chartered stock savings bank. The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
          At December 31, 2005, we operated 137 banking centers located in Michigan, Indiana and Georgia (of which 41 are located in retail stores such as Wal-Mart) and 101 home loan centers located in 24 states. Our goal over the next five years is continue to increase our earning asset base and banking center network. To do this, we plan to continue to add banking centers and grow our lending channels in an effort to expand our market share in the markets we serve and to penetrate new markets. Toward this goal, during 2006, we expect to expand our banking center network by up to 16 new banking centers and our asset base by 7.7%. Over the past five years, we have increased the total number of banking centers and our earning asset base an average of 21.1% per year. We believe this growth has contributed to the 23.4% per year increase in our total assets and 24.3% per year increase in deposits over the past five years.
          Our earnings are driven by our retail banking activities, which generate net interest income and by non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, the sale of rights related to mortgage loans and by providing fee-based services to our customers. Approximately 97.6% of our total loan production during 2005 represented either mortgage loans or home equity lines of credit secured by first or second mortgage on single-family residences.
          During 2005, we expanded our banking center network to Georgia by opening five banking centers in the north Atlanta metropolitan area. During 2006, we expect to open an additional nine branches in Georgia and six branches in Michigan.
          We also completed our first non-agency securitization, which is a securitization of loans to an entity other than Federal National Mortgage Association (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”). For more information, see Note 9 of the Notes to the Consolidated Financial Statements, Item 8. Financial Statements and Supplemental Data, herein.
          At December 31, 2005, we had 2,405 full-time equivalent employees.
Operating Segments
          We operate the business of the Bank through two distinct operating segments— banking and home lending. Our banking operation offers a comprehensive line of consumer and commercial financial products and services to individuals and to small and middle market businesses through a network of banking centers (i.e., our bank branches) in Michigan, Indiana, and Georgia. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 28 to our financial statements included in this report under Item 8. Financial Statements and Supplementary Data. A more detailed discussion of our two operating segments is set forth below.
          Banking Operation. Our banking operation collects deposits and offers a broad base of banking services to consumer and commercial customers. We collect deposits at our 137 banking centers and via the Internet. We also sell certificates of deposit through independent brokerage firms. We also borrow funds by obtaining advances from the FHLB and by entering into repurchase agreements using our mortgage-backed securities that we hold as investments. The banking operation invests these funds in a variety of consumer and commercial loan products. The Company also obtains funds by selling trust preferred securities and invests most of those funds in the Bank.

          We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, savings accounts and money market accounts. We primarily rely upon our network of banking centers, their strategic locations, the quality and efficiency of our customer service, and our pricing policies to attract deposits. A significant amount of our deposit liabilities are higher-priced jumbo accounts which we attribute to the highly competitive market currently for deposits and our practice of using attractive deposit rates when we open new banking centers in new markets. These account holders are more sensitive to the interest rate paid on their account than most depositors. There is no guarantee that in a changing rate environment we will be able to retain all of these depositors’ accounts. We call on local municipal agencies as another source for deposit funding. While a valuable source of liquidity, municipal deposits are usually extremely rate sensitive and therefore prone to withdrawal if higher interest rates are offered elsewhere. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing rate environment we will be able to retain all funds in these accounts.
          Our national accounts division garners funds through nationwide advertising of deposit rates and the use of investment banking firms. Typically, we do not accept funds from brokers, but instead solicit certificates of deposit through regional investment firms. These deposit accounts are typically for larger amounts and for terms longer than we have been able to garner in our retail market. They are also usually priced below our retail rates because of the absence of any potential for a long-term customer relationship. On the other hand, our retail rates are most often designed to attract new depositors to our banking centers. Without any face-to-face relationship, these certificates are usually more interest rate sensitive and harder to retain.
          While our primary investment vehicle is single-family first mortgage loans originated or acquired by our home lending operation, our banking operation offers a comprehensive line of consumer and commercial financial products and services to individuals and to small to middle market businesses. During the past three years, we have placed increasing emphasis on commercial real estate lending in our Michigan and Indiana market areas and on second mortgage lending as an add-on to our national mortgage lending platform, and we expanded these offerings to Georgia in 2005.
          The following consumer loan products are available through our banking operation:

•	second mortgage loans, including home-equity lines of credit;

•	automobile loans, including loans for used cars;

•	boat loans;

•	student loans; and

•	personal loans and lines of credit, both secured and unsecured.
          During 2005, we originated a total of $1.2 billion in consumer loans versus $627.3 million originated in 2004. At December 31, 2005, our consumer loan portfolio contained $700.5 million of second mortgage loans, $331.2 million of home equity lines of credit, and $79.8 million of various other consumer loans. Consumer loans, including second mortgage loans, comprise 10.5% of the Bank’s total investment loan portfolio at December 31, 2005.
          During 2005, we completed our first non-agency securitization. In this process, we securitized home equity lines of credit with an unpaid principal balance outstanding of approximately $600 million through a special purpose entity we formed for this purpose and sold the resulting securities into the secondary market for a gain. We expect to continue our development of this non-agency securitization channel to enhance our ability to obtain the best pricing for our mortgage and other loans that we choose to sell into the secondary market.
          We also offer a full line of commercial loan products and banking services especially developed for our commercial customers, which are primarily small and mid-sized companies in Michigan, Indiana and Georgia. Our core commercial customers are companies with $5 million to $100 million in total sales. Among the commercial loan products we offer are the following:

•	business lines of credit, including warehouse lines of credit to other mortgage lenders;

•	loans secured by real estate; and

•	working capital loans.
          Commercial loans are made on a secured or unsecured basis. Assets providing collateral for secured commercial loans require an appraised value sufficient to satisfy our loan-to-value ratio requirements of no higher than 90%. We also generally require that our commercial customers maintain a minimum debt-service coverage ratio of 1.2 to 1. In addition, we consider the creditworthiness and managerial ability of our borrowers, the enforceability and collectibility of any relevant guarantees and the quality of the collateral.
          At December 31, 2005, our commercial real estate loan portfolio totaled $995.4 million, or 9.4% of our investment loan portfolio. At December 31, 2005, our non-real estate commercial loan portfolio was $8.4 million, or 0.1% of our investment loan portfolio. During 2005, we originated $555.5 million commercial loans versus $368.1 million in 2004. At December 31, 2004, our commercial real estate portfolio totaled $751.7 million and our non-real estate commercial loan portfolio totaled $9.1 million.
          In January 2006, federal banking regulators issued a joint interagency proposal on lending guidelines that would apply to commercial loans secured by real estate. Under the proposal, an institution would need to hold additional capital for regulatory purposes if its origination and holding of commercial real estate loans (“CREs”) rise above certain asset levels and contain certain risk characteristics. Our amount of CREs at December 31, 2005 fell well below these asset levels and therefore we do not anticipate that these proposed guidelines would apply to us. However, we expect to continue monitoring this proposal.
          We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan that is often acquired by us. Each extension or drawdown on the line is collateralized by a mortgage loan. These lines of credit are, in most cases, personally guaranteed by a qualified principal officer of the borrower. It is not a requirement that the loan collateralizing the borrowing be sold to us or that the borrower have a correspondent relationship with us. The aggregate amount of warehouse lines of credit granted to other mortgage lenders during 2005 was $1.3 billion of which $146.7 million was outstanding at December 31, 2005. At December 31, 2004, $1.5 billion in warehouse lines of credit had been granted, of which $249.3 million was outstanding.
          In March 2004, we discovered that a series of warehouse loans totaling $22.4 million we made to two related borrowers were fraudulently obtained. Upon discovery of the fraud, we seized cash and real property with an estimated value of $13.4 million. The United States government has also identified approximately $6 million of additional cash and assets, and has been able to recover approximately $2.1 million through civil litigation. The cash, real property and other assets are the subject of competing claims from another mortgage company that was also defrauded and from the United States Government through a forfeiture action. In addition to any loss mitigation efforts, we have filed a claim pursuant to a fidelity bond that we maintain to cover losses from fraud. Management believes that the fidelity bond should cover any loss incurred from this situation that is in excess of what we recover through our loss mitigation efforts. While there can be no assurance that our efforts to recover the remaining balance will be successful or that we will not suffer any further loss from these loans, management believes that any losses that might be sustained would not be material to our operations.
          Our banking operation offers a variety of other value-added, fee-based banking services. Fee-based services include, but are not limited to:

•	payment choices, including debit card, pay-by-phone, online money orders, bank checks, and traveler’s checks;

•	a membership program featuring free checks, a variety of product discounts, shopping and travel services, and credit card protection service; and

•	safety deposit box rentals.
          Home Lending Operation. Our home lending operation originates, acquires, sells and services single-family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2005, approximately 71.9% of our earning assets consisted of first mortgage loans on single-family residences.
          During 2005, we were again one of the country’s top 20 largest mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies the same underwriting standards.

•	Retail. In a retail transaction, we originate the loan through our nationwide network of 101 home loan centers as well as from our 137 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete all the loan paperwork and other aspects of the lending process and fund the transaction ourselves. During 2005, we closed $4.0 billion utilizing this origination channel, which equaled 14.2% of total originations versus the $3.9 billion originated in 2004 and $6.1 billion originated in 2003. In general, mortgage loans originated in our own offices must be delivered to us. However, our offices are allowed to broker away a small portion of their originations when we do not provide the loan program needed to complete the transaction. During 2005, less than 2.8% of retail originations resulted in non-Flagstar loan products.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes all of the loan paperwork, but we supply the funding for the loan at closing (also known as “table funding”) and become the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a fee to acquire the mortgage servicing rights on the loan. We currently have active broker relationships with over 6,000 mortgage brokerage companies located in all 50 states. Brokers remain our largest loan production channel. During 2005, we closed $16.1 billion utilizing this origination channel, which equaled 57.1% of total originations versus $19.7 billion in 2004 and $32.0 billion in 2003.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes all of the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan plus a fee to acquire the servicing rights to the loan. We have correspondent relationships with over 1,000 mortgage companies located in all 50 states. During 2005, we closed $8.1 billion utilizing this origination channel, which equaled 28.7% of total originations versus the $10.4 billion originated in 2004 and $18.3 billion originated in 2003.

          We maintain 11 sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our broker and correspondent production channels. Our brokers and correspondents are able to register loans, lock the interest rates on loans, and check their in-process inventory, production statistics, and underwriting status through the Internet. During 2005, virtually all mortgage loans closed utilized the Internet in the completion of the mortgage origination or acquisition process. We expect to continue to utilize technology to streamline the mortgage origination process and bring service and convenience to our correspondent partners and customers.
          In December 2005, the federal banking agencies, including the OTS, issued proposed lending guidelines that would effectively require increased capital for holding loans in portfolio that were considered “non-traditional.” Under these guidelines, such loans included interest-only loans and payment option adjustable rate mortgage loans which permit a borrower to make regular payments less than the amount of the scheduled principal amortization, thereby increasing the loan balance (known as negative amortization). At December 31, 2005, approximately 41% of our mortgage loan portfolio was comprised of adjustable rate loans with interest-only payments required during the first ten years. Although the guidelines are only in proposed form, we have reviewed our existing portfolio to determine their potential applicability. Based on this initial review, we do not anticipate that these guidelines will materially affect our current operations. However, our assessment may change as the guidelines are finalized.
          We offer permanent mortgage loans, which are either fixed-rate or adjustable-rate loans with terms ranging from one year to thirty years. Mortgage loans originated or acquired are made either for the purpose of purchasing a one-to-four family residence or the refinancing of an existing mortgage on a one-to-four family residence.
          Mortgage loans acquired or originated by the home lending operation are underwritten on a loan-by-loan basis rather than on a pool basis. In general, mortgage loans produced through any of our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, certain of our correspondents have delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter must be warranted by the underwriter’s employer, whether it is a mortgage insurance company or correspondent mortgage brokerage company.
          We believe that our underwriting process, which relies on the electronic submission of data and images, allows for underwriting at a higher level of accuracy and timeliness than exists with processes that rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as AVMs, BPOs and access to IRS Form 4506s to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. Application and required documents are then faxed or uploaded and all documents are identified by optical character recognition and staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed as necessary using the tools outlined above, and a decision is made and notice communicated to the prospective borrower.
          All such mortgage loans are secured by a mortgage on a one-to-four family residential property and a large majority of our mortgage loan products conform to the respective underwriting guidelines established by Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) or Freddie Mac, and together with Fannie Mae and Ginnie Mae, (“the Agencies”). We generally require that any first mortgage loan with a loan-to-value ratio in excess of 80% must carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property at the time of underwriting. In the case of a purchase money mortgage, we use the lower of the appraised value of the property or the purchase price of the property securing the loan in determining this ratio. We also verify the reasonableness of the appraised value of loans by utilizing an automated valuation model (AVM). We generally require a lower loan-to-value ratio, and thus a higher down payment, for loans on homes that are not occupied as a principal residence by the borrower. In addition, all first mortgage loans originated are subject to requirements for title, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.
          Our home lending operation also makes loans for the construction of one-to-four family residential housing throughout the United States, with a large concentration in our southern Michigan market area. These construction loans usually convert to permanent financing upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except during a construction period of generally up to nine months, in which the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2005, we originated a total of $103.9 million in construction loans versus $112.3 million originated in 2004 and $99.8 million originated in 2003. At December 31, 2005, our portfolio of loans held for investment included $65.6 million of loans secured by properties under construction, or 0.6% of total loans held for investment.
          We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. As a part of our overall mortgage banking strategy, we securitize a majority of our mortgage loans through the Agencies. We generally securitize our longer-term, fixed-rate loans for sale while we hold the shorter duration and adjustable rate loans for investment. Securitization is the process by which mortgage loans are aggregated and used to collateralize mortgage-backed securities that are issued or guaranteed by the Agencies. These mortgage-backed securities are generally sold to a secondary market investor. We generally retain the servicing of the securitized loans, but we may also sell these mortgage servicing rights, which we also refer to as MSRs, to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize.
          When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $17.6 million and $19.0 million at December 31, 2005 and 2004, respectively.

          The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third-parties generates fee income and represents a significant business activity for us. During 2005, 2004 and 2003, we serviced portfolios of mortgage loans that averaged $26.8 billion, $26.4 billion and $26.4 billion, respectively. The servicing generated gross revenue of $103.3 million, $106.2 million and $104.3 million in 2005, 2004, and 2003, respectively. This revenue stream was offset by the amortization of $94.5 million, $76.1 million and $123.0 million in previously capitalized values of MSRs in 2005, 2004, and 2003, respectively. When a loan is prepaid or refinanced, any remaining MSR for that loan is fully amortized. During a period of falling or low interest rates, the rate of amortization of the capitalized value of MSRs typically increases because of prepayments and refinancings of the underlying mortgage loans. During a period of higher or rising interest rates, payoffs and refinancing typically slows reducing the rate of amortization.
          We sell MSRs to the secondary market if we determine that market prices provide us with an opportunity for appropriate profit. Over the past five years, we sold 71.6% of the MSRs for the loans we originated. During 2005, we sold 42.1% of the portfolio we originated. The MSRs are sold in separate transactions from the sale of the underlying loans. At the time of the sale, we record a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. MSRs do not trade in an active open market with readily observable market prices. The market price of MSRs changes with demand and the general level of interest rates.
Other Business Activities
          We conduct business through a number of wholly-owned subsidiaries in addition to the Bank.
          Douglas Insurance Agency, Inc. (“Douglas”) acts as an agent for life insurance and health and casualty insurance companies. Douglas’ primary purpose is to act as the agent that provides group life and health insurance to Flagstar Bancorp, Inc. employees. Douglas also acts as a broker with regard to certain insurance product offerings to employees and customers. Douglas’ activities are not material to our business.
          Flagstar Credit Corporation. Flagstar Credit Corporation (“Credit”), a wholly owned subsidiary of the Company, participates in private mortgage insurance operations with unaffiliated private mortgage insurers. Credit collects up to 25% of the mortgage insurance premiums paid by the borrowers in exchange for providing certain performance guarantees on certain pools of loans underwritten and originated by our home lending operation. As such, Credit provides second tier loss protection when foreclosure losses on the pool of loans exceeds 5% of the original principal balances. The loans are insured for any loss greater than 10% by third party insurance carriers.
          Other Flagstar Subsidiaries. In addition to the Bank, Douglas and Credit, we have a number of wholly-owned subsidiaries that are inactive. We also own seven statutory trusts that are not consolidated with our operations. For additional information, see Notes 2 and 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.
          Flagstar Bank. The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank is the sole shareholder of Flagstar Intermediate Holding Company (“IHC”). IHC is the holding company for Flagstar LLC.
          Flagstar LLC. Flagstar LLC (“LLC”) is a Michigan based limited liability corporation whose membership interest is owned by Flagstar Intermediate Holding Company and the Bank. LLC holds a portfolio of mortgage loans for state tax purposes.
          Flagstar ABS LLC. Flagstar ABS LLC (“ABS”) is a bankruptcy remote special purpose entity that has been created to hold trust certificates in connection with our private securitization offerings.
          Other Bank Subsidiaries. The Bank, in addition to IHC, also wholly owns several subsidiaries, all of which are inactive.
Regulation and Supervision
          Both the Company and the Bank are subject to regulation by the OTS. Also, the Bank is a member of the FHLB and our deposits are insured by the FDIC through the SAIF. Accordingly, we are subject to an extensive regulatory framework which imposes restrictions on our activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our nonbank financial subsidiaries are also subject to various federal and state laws and regulations.
          Federal Home Loan Bank System. The primary purpose of the Federal Home Loan Banks (the “FHLBs”) is to provide funding to their members, in the form of repayable advances, for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLB System consists of 12 regional FHLBs; each is federally chartered but privately owned by its member institutions. The Federal Housing Finance Board (“Finance Board”), a government agency, is generally responsible for regulating the FHLB System. The Bank is currently a member of the FHLB located in Indianapolis.
          Holding Company Status and Acquisitions. We are a savings and loan holding company, as defined by federal law. We may not acquire control of another savings association unless the OTS approves such transaction and we may not be acquired by a company other than a bank holding company unless the OTS approves such transaction, or by an individual unless the OTS does not object after receiving notice. We may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, we may not acquire more than 5% of the voting stock of any savings institution. In addition, the federal Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to that date, we may engage in nonfinancial activities and acquire nonfinancial subsidiaries.
          Capital Adequacy. The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. There is no such requirement that applies to the Company. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2005, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as “well-capitalized” under OTS regulations. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.00% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.00% or more, its leverage ratio is 5.00% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.00%, a Tier 1 risk-based capital ratio of not less than 4.00%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.00%. Any institution that is neither well-capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.00% or less will be considered critically undercapitalized.
          The various U.S. banking agencies and the Basel Committee on Banking Supervision are developing a new set of regulatory risk-based capital requirements that would apply to the 20 largest banks in the United States, initially and to us soon afterwards. The Basel Committee on Banking Supervision is a committee established by the central bank governors of certain industrialized nations, including the United States. The new requirements are commonly referred to as Basel II or The New Basel Capital Accord. We are assessing the potential impact that the New Basel Capital Accord may have on our business practices as well as the broader competitive effects within the industry.
          In October 2005, the various U.S. banking agencies issued an advance rulemaking notice that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, are intended to avoid future competitive inequalities between Basel I and Basel II organizations and include: (i) increasing the number of risk-weight categories; (ii) expanding the use of external ratings for credit risk; (iii) expanding the range of collateral and guarantors to qualify for a lower risk weight; and (iv) basing residential mortgage risk ratings on loan-to-value ratios. The banking regulators indicated an intention to publish proposed rules for implementation of Basel I and Basel II in similar time frames, which we currently expect may occur during 2006.
          Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and our nonbanking subsidiaries. The Company’s principal sources of funds are cash dividends paid by the Bank and these other subsidiaries, including Flagstar Credit Corporation, investment income and borrowings. Federal laws limit the amount of dividends or other capital distributions that the Bank can pay us. The Bank has a policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). Accordingly, the Bank will not pay dividends to the Company if it would result in the Bank not being well-capitalized. In addition, the Bank must file a notice with the OTS at least 30 days before it can pay a dividend to the Company.
          Deposit Insurance. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the United States government. The FDIC administers two separate deposit insurance funds, the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The SAIF is the deposit insurance fund for most savings associations, including the Bank. The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution’s insurance assessments vary according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. During 2005, the assessment rate for SAIF deposits ranged from zero to 0.27% of assessable deposits. In February 2006, President Bush signed into law the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which among other things, will merge the BIF and the SAIF. It is not yet clear what impact, if any, the law will have on our cost of deposit insurance.
          If the Bank were to fail, claims for administrative expenses of the receiver and for deposits in all of our branches (including claims of the FDIC as subrogee) would have priority over the claims of general unsecured creditors and shareholders.
          Affiliate Transaction Restrictions. The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates.
          Federal Reserve, Consumer and Other Regulation. Numerous regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.
          Under Federal Reserve Board regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirements is to increase the Bank’s cost of funds.
          The federal Gramm-Leach-Bliley Act includes provisions that protect consumers from the unauthorized transfer and use of their nonpublic personal information by financial institutions. In addition, states are permitted under the Gramm-Leach-Bliley Act to have their own privacy laws, which may offer greater protection to consumers than the Gramm-Leach-Bliley Act. Numerous states in which we do business have enacted such laws.
          The USA PATRIOT Act, which was enacted following the events of September 11, 2001, included numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the USA PATRIOT Act’s provisions, as well as other aspects of anti-money laundering legislation and the Bank Secrecy Act.
          Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. In 2005, the Bank received an “outstanding” CRA rating from the OTS.
          Regulatory Enforcement. The OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any “institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Each of the OTS and the FDIC has authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC.
Environmental Regulation
          Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner or former owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes. If we foreclose on a defaulted mortgage loan to recover our investment in such mortgage loan, we may be subject to environmental liabilities in connection with the underlying real property. We may also have to pay for the entire cost of any removal and clean-up without the contribution of any other third parties. These liabilities and costs could exceed the fair value of the real property and may make the property impossible to sell. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.
Competition
          We face substantial competition in attracting deposits, especially in our Michigan and Indiana market areas, and in making loans. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and “sit-down” banking in which a customer is served at a desk rather than in a teller line. We also compete by offering competitive interest rates on our deposit products.
          From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings institutions, commercial banks, and other lenders. We compete by offering competitive interest rates, fees and other loan terms and by offering efficient and rapid service.
Additional information
          Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000. Our stock is traded on the New York Stock Exchange under the symbol “FBC”.
          We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
          Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

General business, economic and political conditions may significantly affect our earnings.
          Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become delinquent or default on their loans; or, a rising interest rate environment could decrease the demand for loans.
          In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies influence the size of the mortgage origination market, which significantly impacts the earnings of our mortgage lending operation and the value of our investment in MSRs and other retained interests. The Federal Reserve’s policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies are beyond our control and difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.
          Political conditions can also impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the U.S. or other governments in response to such acts or threats, could adversely impact business and economic conditions in the United States.

If we cannot effectively manage the volatility of interest rates, our earnings could be adversely affected.
          Our main objective in managing interest rate risk is to moderate the impact of changes in interest rates on our earnings over an extended period of time. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term.
          Our profitability depends in substantial part on our “net interest spread,” which is the difference between the rates we receive on loans and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations in our mortgage banking operations. Our net interest spread and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest spreads and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Our goal has been to structure our asset and liability management strategies to mitigate the impact of changes in market interest rate on our net interest spread and gains related to mortgage origination volume. However, we can not give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results.
          Our profitability levels on loan sales may be adversely affected in a rapidly rising interest rate environment. We manage the strategic interest rate risk in our home lending operation primarily through the natural counterbalance of our loan production and servicing operations. Increasing interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the increased volume of loans into the secondary market at a gain. If interest rates rise after we fix a price for a loan or commitment but before we close or sell such loan, the value of the loan will decrease and the amount we receive from selling the loan may be less than its cost to originate.
          Conversely, the market value of, and earnings from, our mortgage loan servicing portfolio may be adversely affected by declines in interest rates. When mortgage rates rise, we would generally expect reduced payoffs in our servicing portfolio, which increases the fair value of our MSR. When mortgage interest rates decline, mortgage loan prepayments usually increase as customers refinance their loans. When this happens, the income stream from our current mortgage loan servicing portfolio may decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our mortgage loan servicing portfolio.
          Changes in interest rates may cause a mismatch in our mortgage origination flow of loans, or “pipeline” and adversely affect our profitability. In our mortgage banking operation, we are exposed to interest rate risk from the time we commit to an interest rate on a mortgage loan application through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors to estimate the percentage of mortgage loans we expect to sell for delivery at a future date. The actual amount of loans we sell will be a percentage computed as (1) the number of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”), divided by

(2) actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resulting mismatch of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. We may not have made commitments to sell these additional pipeline loans and therefore may incur significant losses upon their sale if the market rate of interest is higher than the mortgage interest rate we committed to on such additional pipeline loans. Our profitability may be adversely affected to the extent our economic hedging strategy is not successful.
          Prepayment Risk. We could be adversely affected by our policy not to impose prepayment penalties on certain loans we originate for sale or for our own portfolio. As a result, these borrowers could be more inclined to prepay their loans in a rapidly changing interest rate environment than those borrowers that face a prepayment penalty cost. Such prepayment of loans we held in our portfolio could increase our interest rate risk above our desired levels, and it could significantly reduce the value of our MSRs and the amount of our loan servicing income.
          Repricing Risk. Repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. For example, if a long-term, fixed-rate loan is funded with a short-term deposit, future net interest income would be susceptible to a decline as interest rates increase. This decline would occur because the interest income from the loan would remain unchanged, while the interest paid on the deposit would increase each time the deposit matures. The internal risk management process, however, does not eliminate repricing risk.
          Yield Curve Risk. The value of certain loans, securities and hedges we hold is based on a number of factors, including the shape or slope of the appropriate yield curve, as the market values financial assets and hedge instruments based on expectations for interest rates in the future. Yield curves typically reflect the market’s expectations for future interest rates. In valuing our assets and related hedge instruments, in formulating our hedging strategies and in evaluating the interest rate sensitivity for risk management purposes, our models use market yield curves, which are constantly changing. If the shape or slope of the market yield curves change unexpectedly, the market values of our assets and related hedges may be negatively impacted and/or changes in the value of the hedges may not be effectively correlated with the changes in the value of the hedged assets or liabilities.

Our home lending profitability will be significantly reduced if we are not able to resell mortgages.
          Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to originate or purchase a high volume of loans and to quickly sell them in the secondary market. Thus, we are dependent upon (1) the existence of an active secondary market and (2) our ability to sell loans into that market.
          Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae, Freddie Mac and Ginnie Mae, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations.
          In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac, Ginnie Mae and other institutional and non-institutional investors. We expect to remain eligible to participate in such programs but any significant impairment of our eligibility could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time to time by the sponsoring entity. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans.

The potential for negative amortization in our option adjustable rate mortgage product could have an adverse effect on our credit.
          Our option adjustable-rate mortgage loan (“Option ARM”) is a unique adjustable-rate mortgage that can provide the borrower with up to four payment options each month and an introductory rate of interest (“start rate”) that is usually much lower than the loan’s fully-indexed interest rate and will last from one month to three months, depending on the type of Option ARM selected by the borrower. Under one of the payment options, the minimum monthly payment may not be sufficient to pay all the interest that accrued during the previous month. When this occurs and the borrower selects the minimum payment option, the unpaid interest is added to the principal balance. This is called negative amortization.
          We continually monitor the credit risk inherent in the Option ARM and assess the adequacy of our loan loss allowance for our portfolio of Option ARMs in light of prevailing circumstances and the historical and current levels of negative amortization in our Option ARM portfolio. If credit risks associated with the Option ARM were to increase in severity, our earnings could be adversely affected.

We have substantial credit risk in connection with qualifying special purpose entities and loan sales.
          Loan sales and securitization transactions comprise a significant source of our overall funding. Our sales channels include whole loan sales, sales to government-sponsored enterprises and sales through private-label securitizations. Private-label securitizations involve transfers of loans to off-balance sheet qualifying special purpose entities. In our only transaction of this type to date, which occurred in December 2005, we retained residual issued by the qualifying special purpose entity. Residuals that are created in a mortgage loan securitization represent the first loss position and are not typically rated by a nationally recognized rating agency. We are, therefore, at risk for the initial losses that might occur with the securitization.
          In addition, we retain limited credit exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not insure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties, we may be required to repurchase the loans from the transferee. We have established a secondary market reserve for losses that arise in connection with representations and warranties for loans sold.
          See Note 9 in the accompanying notes to the consolidated financial statements for further disclosure of credit exposure associated with securitizations.

Rising unemployment or a decrease in housing prices could adversely affect our credit performance.
          The performance of our loan portfolio reflects our underwriting policies and a generally favorable economic environment for real estate lending. We continually monitor changes in the economy, particularly unemployment rates and housing prices. If unemployment were to rise and either a slowdown in housing price appreciation or outright declines in housing prices were to occur, borrowers may be unable to repay their loans. As a result, we could experience higher credit losses in our loan portfolio, which could adversely affect our earnings.

Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.
          Our ability to make mortgage loans depends largely on our ability to secure financing on acceptable terms. Our primary sources of funds to meet our financing needs include loan sales and securitizations, consumer deposits, borrowings from the FHLB, borrowings from investment and commercial banks through repurchase agreements and capital. Our ability to maintain borrowing facilities is subject to renewal of these facilities. If we are unable to renew any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the restrictions imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our statement of financial condition. A sudden and significant reduction in loan originations could adversely impact our earnings. Additionally, we are required to maintain adequate capital to be regarded as “well capitalized” by the OTS. See Note 22 in the accompanying notes to the consolidated financial statements. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises.

We face competition from banking and nonbanking companies.
          We operate in a highly competitive environment and expect competition to continue as financial services companies combine to produce larger companies that are able to offer a wide array of financial products and services at competitive prices. In addition, customer convenience and service capabilities, such as product lines offered and the accessibility of services, are significant competitive factors.
          Our most direct competition for loans comes from commercial banks, other savings institutions and national mortgage companies. Our most direct competition for deposits comes from commercial banks, other savings institutions and credit unions doing business in our market areas. As with all banking organizations, we have also experienced competition from nonbanking sources, including mutual funds, corporate and government debt securities and other investment alternatives offered within and outside of our primary market areas. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks. Many of these competitors have fewer regulatory constraints and some have lower cost structures.

Changes in the regulation of housing government-sponsored enterprises could adversely affect our business.
          Fannie Mae, Freddie Mac, Ginnie Mae and the FHLBs are housing government-sponsored enterprises (“GSEs”), which play a powerful role in the mortgage industry. We have significant business relationships with these GSEs, particularly the sale of loans to these entities. Proposals being considered in Congress include establishing a new independent agency to regulate GSEs, imposing new regulatory restrictions on the activities and operations of GSEs and reducing or limiting certain business benefits GSEs receive from the federal government. The enactment of any of these proposals could increase the costs incurred by, or otherwise adversely affect the business of, the GSEs, which in turn could have an adverse impact on our business.
          If we are unable to sell our loans to the GSEs due to limitations imposed on their business, our liquidity in the secondary market could be substantially reduced in the short-term and our earnings could be adversely affected. For further discussion of the FHLB System and the regulation of financial services, see “Regulation and Supervision” above.

Negative public opinion could damage our reputation and adversely affect our earnings.
          Reputational risk, which is the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including our sales and trading practices, including practices in our origination and servicing operations and retail banking operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action.

Our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.
          We have identified several accounting policies as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to our allowance for loan losses, valuations of MSRs, derivative accounting and secondary market reserve. For more information, please refer to the “Critical Accounting Policies” below. For instance, we use estimates in determining the fair value of certain assets such as mortgage servicing rights and residual securities that we retain in connection with the sale or securitization of mortgage loans. These estimates are based in part on assumptions regarding prepayment speeds and loan loss levels. If loans in our investment portfolio, or loans underlying our MSRs or residuals prepay faster than estimated or loan loss levels are higher than anticipated, we may be required to write down the value of certain assets which could adversely impact our earnings. Because of the inherent uncertainty of the estimates associated with these critical accounting policies, we cannot provide any assurance that we will not make significant adjustments at the later date to the related amounts recorded at December 31, 2005.

          Our financial condition and results of operations are reported in accordance with U.S. GAAP. While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact our operational results as reported under U.S. GAAP.

We depend on the accuracy and completeness of information about customers and counterparties.
          In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to institutional customers, we may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with U.S. GAAP or are materially misleading.

We may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future.
          We depend on the services of existing senior management to carry out its business and investment strategies. As we expand and as we continue to refine our business model, we will need to continue to attract and retain additional senior management and to recruit qualified individuals to succeed existing key personnel as they retire. In addition, as we increase our commercial lending and plans to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas. The loss of the services of any senior management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

Our internal control systems could fail to detect certain events.
          We are subject to certain operations risks, including but not limited to data processing system failures and errors and customer or employee fraud. We maintain a system of internal controls to mitigate such occurrences and maintain insurance coverage for such risks, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations. See “Item 9A. Controls and Procedures” herein.

The network and computer systems on which we depend could fail or experience a security breach.
          Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, operations will depend on the ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.
          In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. Our Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms our third-party service providers use to protect customer transaction data. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
          Market acceptance of Internet banking depends substantially on widespread adoption of the Internet for general commercial and financial services transactions. If another provider of commercial services through the Internet were to suffer damage from physical break-in, security breach or other disruptive problems caused by the Internet or other users, the growth and public acceptance of the Internet for commercial transactions could suffer. This type of an event could deter our potential customers or cause customers to leave us and thereby materially adversely affect our business, financial condition and results of operations.

Our business is highly regulated.
          The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS and the FDIC are primarily responsible for the federal regulation and supervision of the Bank and its affiliated entities. In addition to their regulatory powers, these two agencies also have significant enforcement authority that they can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Enforcement powers can be exercised in a number of ways, through either formal or informal actions. Informal enforcement actions customarily remain confidential between the regulator and the financial institution, while more formal enforcement actions are customarily publicly disclosed. Further, the Bank’s business is affected by regulation at the state level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. Banking institutions also are affected by the various monetary and fiscal policies of the U.S. government, including those of the Federal Reserve Board, and these policies can influence financial regulatory actions. Accordingly, the actions of those governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant impact on the activities of financial services firms such as ours. See further information in “Item 1. Business — Regulation and Supervision.”
Our business is cyclical.
          The home lending segment of our business is a cyclical business that generally performs better in a low interest rate environment such as the current one. The environment of historically low interest rates over the past three years has been very favorable for mortgage bankers such as us. As the industry transitions to a higher interest rate environment, the demand for mortgage loans is expected to decrease, which would cause a lower level of growth, or even a reduction, in earnings per share, in the short run. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in our mortgage loan volume.
Geographic concentrations pose a higher risk of loan losses.
          A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including Michigan, California, Florida, Colorado and Washington, that represent approximately 60% of our mortgage loans held for investment balance at December 31, 2005. In addition, a large concentration of our commercial real estate loans are in Michigan. Any adverse economic conditions in these markets could cause the number of loans originated to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters, including the effects of the Gulf Coast Hurricanes and the effects of any future hurricanes, or acts of war or terrorism in these geographic areas.
Other Risk Factors.
          The above description of risk factors is not exhaustive. Other risk factors are described elsewhere herein as well as in other reports and documents that we file with or furnish to the SEC. Other factors that could also cause results to differ from our expectations may not be described in any such report or document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          None.
ITEM 2. PROPERTIES
          At December 31, 2005, we operated from 137 banking centers in Michigan, Indiana and Georgia and 101 home lending centers in 24 states. We also maintain 11 wholesale lending offices. Our banking centers consist of 70 free-standing office buildings, 41 in-store banking centers and 26 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

          We own the buildings and land for 58 of our offices, own the building but lease the land for one of our offices, and lease the remaining 190 offices. The offices that we lease have lease expiration dates ranging from 2006 to 2019. At December 31, 2005, the total net book value of all of our offices and land was approximately $200.8 million.
ITEM 3. LEGAL PROCEEDINGS
          From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2005, there were no legal proceedings that we anticipate will have a material adverse effect on the Company. See Note 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No items were submitted during the fourth quarter of the year covered by this Report to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our common stock trades on the New York Stock Exchange under the trading symbol FBC. At March 1, 2006, there were 63,477,117 shares of our common stock outstanding held by approximately 2,800 shareholders of record.
Dividends
          The following table shows the high and low closing prices for the Company’s common stock during each calendar quarter during 2005 and 2004, and the cash dividends per common share declared during each such calendar quarter. We declare dividends on our common stock on a quarterly basis and currently expect to continue to do so. However, the amount of and nature of any dividends declared on our common stock in the future will be determined by our Board of Directors in their sole discretion.

	Highest	Lowest
	Closing	Closing	Dividends Declared
Quarter Ending	Price	Price	In the Period

December 31, 2005	$16.07	$12.69	$0.15
September 30, 2005	19.26	16.00	0.25
June 30, 2005	20.39	18.10	0.25
March 31, 2005	22.69	19.18	0.25
December 31, 2004	22.74	19.97	0.25
September 30, 2004	22.35	18.81	0.25
June 30, 2004	25.59	18.98	0.25
March 31, 2004	27.55	20.75	0.25
Equity Compensation Plan Information
          The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2005.

Number of
	Securities		Number of Securities
	To Be Issued	Weighted-Average	Remaining Available
	Upon Exercise of	Exercise Price of	for Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity Compensation Plans approved by security holders(1)	3,417,366	$13.02	5,685,646
Equity Compensation Plans not approved by security holders	—	—	—

Total	3,417,366	$13.02	5,685,646

(1)	Consists of our 1997 Employees and Directors Stock Option Plan and our 2000 Stock Incentive Plan which provide for the granting of non-qualified stock options, incentive stock options, restricted stock awards, performance stock awards, stock bonuses and other awards to our employees, officers and directors. Awards are granted at the market price of our common stock on the grant date, vest over varying periods generally beginning six months from the date of grant, and expire ten years from the date of grant. All securities remaining for future issuance represent options and stock awards available for award under the 1997 Employees and Directors Stock Option Plan and the 2000 Stock Incentive Plan.

Sale of Unregistered Securities
          The Company made no unregistered sales of its common stock during the quarter ended December 31, 2005.
Issuer Purchases of Equity Securities
          The following table shows shares of our common stock that we purchased in the fourth quarter of 2005.

				Maximum
			Total Number of	Approximate
			Shares	Dollar Value (in
			Purchased	millions) of Shares
			as Part of	that May Yet
			Publicly	Be Purchased
	Shares	Average Price	Announced	Under the Plans
	Purchased	Paid Per	Plans or	or Programs
Period	(a)	Share	Programs	(b)

October 2005	—	$—	—	$25.0
November 2005	—	—	—	$25.0
December 2005	418	15.27	—	$25.0

Total	418	$15.27	—

(a)	All of the shares purchased by the Company during the fourth quarter of 2005 were in connection with the tax withholding of restricted stock granted under the 2000 Stock Incentive Plan. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b)	On October 29, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program pursuant to which the Company is empowered to repurchase up to $25 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, they will be held as treasury stock and may be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

	At or for the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Summary of Consolidated
Statements of Earnings(1):		As Restated	As Restated	As Restated
Interest income	$708,663	$563,437	$503,068	$441,796	$425,135
Interest expense	462,393	340,146	308,482	263,880	325,041

Net interest income	246,270	223,291	194,586	177,916	100,094
Provision for loan losses	18,876	16,077	20,081	27,126	25,572

Net interest income after provision for loan losses	227,394	207,214	174,505	150,790	74,522

Other income	159,448	256,121	465,877	242,737	213,999
Operating and administrative expenses	262,887	243,005	252,915	226,121	173,290

Earnings before federal income tax provision	123,955	220,330	387,467	167,406	115,231
Provision for federal income taxes	44,090	77,592	135,481	59,280	35,578

Earnings before a change in accounting principle	79,865	142,738	251,986	108,126	79,653
Cumulative effect of a change in accounting principle	—	—	—	18,716	—

Net earnings	$ 79,865	$142,738	$251,986	$126,842	$ 79,653

Earnings per share before a change in accounting principle
Basic	$1.29	$2.34	$4.21	$1.85	$1.44
Diluted	$1.25	$2.22	$3.95	$1.75	$1.34
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	—	$0.32	—
Diluted	—	—	—	$0.30	—

Net earnings per share — basic	$1.29	$2.34	$4.21	$2.17	$1.44
Net earnings per share — diluted	$1.25	$2.22	$3.95	$2.05	$1.34

Dividends per common share	$0.90	$1.00	$0.50	$0.12	$0.09

(1)	During 2005, we identified errors in the computation of our state tax liabilities, which resulted in the restatement of our consolidated financial statements for 2004, 2003 and 2002.

	At or For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Summary of Consolidated Statements of Financial Condition:		As Restated	As Restated	As Restated
Total assets	$15,075,430	$13,143,014	$10,553,246	$8,195,840	$6,619,851
Mortgage-backed securities held to maturity	1,414,986	20,710	30,678	39,110	—
Loans receivable	12,349,865	12,065,465	9,599,803	7,287,338	5,911,875
Mortgage servicing rights	315,678	187,975	260,128	230,756	168,469
Total deposits	7,979,000	7,379,655	5,680,167	4,373,889	3,608,103
FHLB advances	4,225,000	4,090,000	3,246,000	2,222,000	1,970,505
Security repurchase agreements	1,060,097	—	—	—	—
Stockholders’ equity	771,883	728,954	638,801	405,430	280,473
Other Financial and Statistical Data:
Tangible capital ratio	6.26%	6.19%	7.34%	6.61%	5.98%
Core capital ratio	6.26%	6.19%	7.34%	6.61%	5.98%
Total risk-based capital ratio	11.09%	10.97%	13.30%	11.81%	11.18%
Equity-to-assets ratio (at the end of the period)	5.12%	5.54%	6.05%	4.95%	4.24%
Equity-to-assets ratio (average for the period)	5.07%	5.68%	5.17%	4.68%	3.61%
Book value per share	$12.21	$11.88	$10.53	$6.85	$4.88
Shares outstanding	63,208	61,358	60,675	59,190	57,420
Average shares outstanding	62,128	61,057	59,811	58,350	55,446
Mortgage loans originated or purchased	$28,244,561	$34,248,988	$56,550,735	$43,391,116	$33,245,157
Other loans originated or purchased	1,706,246	995,429	609,092	388,006	203,349
Loans sold	23,451,430	28,937,576	51,922,757	40,495,894	30,879,271
Mortgage loans serviced for others	29,648,088	21,354,724	30,395,079	21,586,797	14,222,802
Capitalized value of mortgage servicing rights	1.06%	0.88%	0.86%	1.07%	1.18%
Interest rate spread	1.74%	1.87%	2.01%	2.76%	1.73%
Net interest margin	1.82%	1.99%	2.16%	2.80%	1.74%
Return on average assets	0.54%	1.17%	2.50%	1.76%	1.26%
Return on average equity	10.66%	20.60%	48.35%	37.61%	34.97%
Efficiency ratio	64.8%	50.7%	38.3%	53.8%	55.0%
Net charge off ratio	0.16%	0.16%	0.35%	0.51%	0.35%
Ratio of allowance to investment loans	0.37%	0.36%	0.55%	0.99%	0.93%
Ratio of non-performing assets to total assets	0.98%	0.99%	1.01%	1.51%	1.89%
Ratio of allowance to non-performing loans	60.7%	67.2%	64.9%	57.9%	35.8%
Number of banking centers	137	120	98	86	70
Number of home loan centers	101	112	128	92	69

Note:	All per share data has been restated for the 2 for 1 stock split on May 15, 2003, and for the 3 for 2 stock splits completed on May 31, 2002 and July 13, 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
          We have no significant business other than that of our wholly owned subsidiary, Flagstar Bank, FSB, which we also refer to as the Bank. Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 28 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements, herein.
          Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and beginning in July 2005, Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. At December 31, 2005, we operated a network of 137 banking centers and provided banking services to approximately 256,000 customers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources. As we open new branches, we believe that the growth in deposits will continue over time. During 2005, we opened 17 banking centers, including five banking centers in Georgia. During 2006, we expect to open nine additional branches in the Atlanta, Georgia area and six branches in Michigan.
          Home Lending Operation. Our home lending operation originates, packages and sells residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and sells mortgage servicing rights into the secondary market. Funding for our home lending operation is provided by deposits and borrowings obtained by our banking operation.
          The following tables present certain financial information concerning the results of operations of our banking operation and home lending operation during the past three years.
BANKING OPERATION

	At or for the Years Ended December 31,

	2005	2004	2003

	(In thousands)
		As Restated	As Restated
Net interest income	$185,276	$175,403	$ 166,060
Net gain on sale revenue	—	—	—
Other income	55,813	63,227	42,519
Earnings before federal taxes	123,726	135,080	100,447
Identifiable assets	14,176,340	12,136,082	8,455,552

HOME LENDING OPERATION

	At or for the Years Ended December 31,

	2005	2004	2003

	(In thousands)
		As Restated	As Restated
Net interest income	$60,994	$ 47,888	$ 28,526
Net gain on sale revenue	81,737	169,559	428,042
Other income	21,898	23,335	(4,684)
Earnings before federal taxes	229	85,250	287,020
Identifiable assets	2,379,090	2,245,932	3,347,695
Net Earnings Summary
          Our net earnings for 2005 of $79.9 million ($1.25 per diluted share) represents a 44.0% decrease from the $142.7 million ($2.22 per diluted share) we achieved in 2004 and a decrease of 68.3% from the $252.0 million ($3.95 per diluted share) earned in 2003. The net earnings during 2005 were affected by the following factors:

•	Lower non-interest income due to a significant reduction in the sales of MSRs, reflected in a $73.5 million reduction in the gain on sale of MSRs in 2005 as compared to 2004. Throughout most of 2005, we believed that the current market for these servicing rights did not fully reflect their value. Accordingly, we retained more MSRs than in prior periods.

•	Lower non-interest income due to a decrease in loan fees and charges as a result of a reduction in loan originations. During the year ended December 31, 2005, loan originations were down 14.5% compared to 2004. To a large degree, the decrease in loan originations during 2005 was attributable to a decline in mortgage refinancings in the overall market as a result of stabilizing or increasing interest rates on single family mortgage loans.

•	Lower non-interest income due to a reduced amount of net gain from loan sales in the secondary market.

•	Higher net interest income due to the average higher interest rate that we earned on our interest-earning assets and the higher average balance of interest-earning assets offset by the increase in the average interest rate that we paid on our deposits and interest-bearing liabilities.

•	Higher overhead costs in our banking group attributable in part to the 17 new banking centers that were opened during the year.

•	A reduction in overhead costs in our home lending operation due to reduction in the number of salaried and commissioned personnel in response to decreased loan demand.
See “Results of Operations,” below.
Critical Accounting Policies
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available to management as of the date of the consolidated financial statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by us are presented in Note 2 to the consolidated financial statements included in Item 8 herein. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the financial statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the determination of the allowance for loan losses, the valuation of MSRs, the valuation of derivative instruments, and secondary market reserve to be our critical accounting policies.
          Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held for investment portfolio, but which have not yet been realized as of the date of our consolidated statement of financial condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.
          Valuation of Mortgage Servicing Rights. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its relative fair value. From time to time, we sell some of these mortgage servicing rights (“MSRs”) to unaffiliated purchasers in transactions that are separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and associated transaction costs. A misstatement of the carrying value of this asset could adversely affect our earnings during the period in which an incorrect valuation was determined. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs are generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase as customers refinance their loans. When this happens, the income stream from a MSR portfolio will decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our MSR portfolio. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value our MSR portfolio. On an going basis, we compare our fair value estimates to observable market data where available. On an annual basis, the value of our MSR portfolio is reviewed by an outside valuation expert.
          Derivative Accounting. We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sale commitments and interest rate swaps. We also issue interest rate lock commitments to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The valuation of derivative instruments is considered critical because most are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. Our interest rate assumptions are based on current yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of our valuation models.
          Derivative instruments may be designated as either fair value or cash flow hedges under hedge accounting principles or may be undesignated. A hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment is referred to as a fair value hedge. A hedge of the exposure to the variability of cash flows from a recognized asset, liability or forecasted transaction is referred to as a cash flow hedge. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges are adjusted to fair value through earnings. At December 31, 2005, we had no derivatives designated as fair value hedges.

          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.
Results of Operations

Net Interest Income
          2005. During 2005, we recognized $246.3 million in net interest income, which represented an increase of 10.3% compared to the $223.3 million reported in 2004. Net interest income represented 60.7% of our total revenue in 2005 as compared to 46.6% in 2004. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. At December 31, 2005, we had approximately a $13.6 billion average balance of interest earning assets, of which approximately $13.1 billion were residential mortgage loans. Interest income recorded on these loans included the amortization of net premiums and net deferred loan origination costs. Partially offsetting the increase in earning assets was an increase in our cost of funds. Our interest earning assets are funded with deposits and other short-term liabilities, primarily borrowings from the FHLB and security repurchase agreements. Typically, there is a spread between the long-term rates we earn on these mortgage loans and the short-term rates we pay on our funding sources. During 2005, the spread between these interest rates narrowed as short-term rates increased. The average cost of interest-bearing liabilities increased 10.4% from 3.16%, during 2004 to 3.49% in 2005, while the average yield on interest earning assets increased only 4.0%, from 5.03% during 2004 to 5.23% in 2005. As a result, our interest rate spread during 2005 was 1.74% at year-end. The compression of our interest rate spread during the year caused our interest rate margin for 2005 to decrease to 1.82% from 1.99% during 2004. This is also reflected in the decline in our ratio of interest-earning assets to interest-bearing liabilities, from 104% in 2004 to 102% in 2005.
          2004. During 2004, we recognized $223.3 million in net interest income, which represented an increase of 14.7% compared to the $194.6 million reported in 2003. Net interest income represented 46.6% of our total revenue in 2004 as compared to 29.5% in 2003 reflecting both an increase in such income and a decrease in revenue from our home lending operation. The increase in net interest income in 2004 was mainly driven by the $2.2 billion, or 24.4%, increase in average earning assets. Offsetting the increase in average earning assets was a decline in the average yield earned on our earning assets from 5.59% during 2003 to 5.03% in 2004. This 0.56% decrease was greater than the 0.42% decrease in the cost of our interest-bearing liabilities during 2004. As a result, our interest rate margin decreased to 1.99% of average earning assets from 2.16% during 2003.

Average Yields Earned and Rates Paid
          The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the $29.6 million, $15.8 million and $6.4 million of amortization of net premiums and net deferred loan origination costs in 2005, 2004 and 2003, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Years Ended December 31,

				As Restated			As Restated
	2005			2004			2003

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)
Interest-earning assets:
Loans receivable, net	$13,128,224	$688,791	5.25%	$11,103,829	$559,902	5.04%	$8,648,332	$494,773	5.72%
Mortgaged backed securities	370,405	19,019	5.13	25,893	1,459	5.63	40,508	2,634	6.50
Other	51,737	853	1.65	66,627	2,076	3.12	309,084	5,661	1.83

Total interest-earning assets	$13,550,366	$708,663	5.23%	$11,196,349	$563,437	5.03%	$8,997,924	$503,068	5.59%
Other assets	1,240,143			1,002,029			1,074,529

Total assets	$14,790,509			$12,198,378			$10,072,453

Interest-bearing liabilities:
Deposits	$7,971,506	$253,292	3.18%	$6,724,568	$167,765	2.49%	$5,310,614	$138,625	2.61%
FHLB advances	4,742,079	182,377	3.85%	3,631,851	143,914	3.96	2,711,119	127,044	4.69
Security Repurchase agreements	187,585	7,953	4.24%	—	—	—	—	—	—
Other	347,224	18,771	5.41%	413,913	28,467	6.88	613,635	42,813	6.98

Total interest-bearing liabilities	$13,248,394	$462,393	3.49%	$10,770,332	$340,146	3.16%	8,635,368	$308,482	3.57%
Other liabilities	792,781			734,994			915,908

Stockholders’ equity	749,334			693,052			521,177

Total liabilities and stockholders’ equity	$14,790,509			$12,198,378			$10,072,453

Net interest-earning assets	$301,972			$426,017			$362,556

Net interest income		$246,270			$223,291			$194,586

Interest rate spread(1)			1.74%			1.87%			2.01%

Net interest margin(2)			1.82%			1.99%			2.16%

Ratio of average interest-earning assets to interest-bearing liabilities			102%			104%			104%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.
Rate/Volume Analysis
          The following table presents the dollar amount of changes in interest income and interest expense for the components of earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates were included as changes in rate.

	For the Years Ended December 31,

	2005 versus 2004 Increase			2004 versus 2003 Increase
	(Decrease) Due to:			(Decrease) Due to:

	Rate	Volume	Total	Rate	Volume	Total

	(In millions)
INTEREST-EARNING ASSETS:
Loans receivable, net	$26.9	$102.0	$128.9	$(75.4)	$140.5	$65.1
Mortgage-backed securities	(1.9)	19.4	17.5	(0.3)	(0.9)	(1.2)
Other	(0.6)	(0.6)	(1.2)	1.6	(5.2)	(3.6)

Total	$24.4	$120.8	$145.2	$(74.1)	$134.4	$60.3
INTEREST-BEARING LIABILITIES:
Total deposits	$54.5	$31.0	$85.5	$(7.8)	$36.9	$29.1
FHLB advances	(5.5)	44.0	38.5	(26.4)	43.2	16.8
Security repurchase agreements	—	7.9	7.9	—	—	—
Other	(5.1)	(4.6)	(9.7)	(0.4)	(13.9)	(14.3)

Total	$43.9	$78.3	$122.2	$(34.6)	$66.2	$31.6

Change in net interest income	$(19.5)	$42.5	$23.0	$(39.5)	$68.2	$28.7

Provision for Loan Losses
          During 2005, we recorded a provision for loan losses of $18.9 million as compared to $16.1 million recorded during 2004 and $20.1 million recorded in 2003. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable and inherent losses in the portfolio for each of the respective periods. Net charge-offs in 2005 totaled $18.1 million compared to $15.6 million and $21.6 million in 2004 and 2003, respectively. Net charge-offs in 2005 totaled 0.16% of average investment loans compared to 0.16% and 0.35% in 2004 and 2003, respectively.

Non-Interest Income
          Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs and (vi) other fees and charges. Our total non-interest income equaled $159.4 million during 2005, which was a 37.7% decrease from the $256.1 million of non-interest income that we earned in 2004. The primary reasons for the decline were reductions in 2005 of net gains from sales of MSRs and sales of loans.
          Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tend to increase as a function of the growth in our deposit base. Total deposit fees and charges increased 39.7% during 2005 to $16.9 million compared to $12.1 million during 2004 and $7.0 million during 2003. During that time, total customers grew from 155,000 at January 1, 2003 to 256,000 at December 31, 2005. We also implemented a new overdraft protection program in December 2003, which increased deposit fees in 2004 and 2005.
          Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. In each period, we recorded fee income net of any fees deferred for the purposes of complying with Statement of Financial Accounting Standard (“SFAS”) No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” During 2005, we recorded gross loan fees and charges of $71.6 million, a decrease of $11.4 million from the $83.0 million earned in 2004 and the $136.9 million earned in 2003. The decline in loan fees and charges resulted from a reduction in the volume of loans originated during 2005 compared to 2004 and 2003. To a large degree, the decrease in loan originations during 2005 was attributable to a continuing decline in mortgage refinancings in the overall market as a result of stabilizing or increasing interest rates on single family mortgage loans.
          In accordance with SFAS 91, certain loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During 2005, we deferred $59.0 million of fee revenue for SFAS 91 purposes, compared to $65.0 million and $119.5 million, respectively, in 2004 and 2003.
          Loan Administration Fees. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the mortgage servicing right for that loan is extinguished and no further fees will be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provide replacement loans, it will usually result in a reduction in loan servicing fees and increases in amortization recorded on the MSR portfolio.
          During 2005, the volume of loans serviced for others averaged $26.8 billion, which represented a 1.5% increase from the $26.4 million during 2004. During 2005, we recorded $103.3 million in servicing fee revenue. The fee revenue recorded in 2005 was offset by $94.5 million of MSR amortization. During 2005, the amount of loan principal payments and payoffs received on serviced loans equaled $4.2 billion, a 40.0% decrease over the 2004 total of $7.0 billion. The decrease was primarily attributable to the continuing increase in interest rates and the related decline in mortgage loan refinancing in 2005.
          During 2004, the volume of loans serviced for others averaged $26.4 billion, essentially unchanged from 2003. During 2004, we recorded $106.2 million in servicing fee revenue. The fee revenue recorded in 2004 was offset by $76.1 million of MSR amortization. During 2004, the amount of loan principal payments and payoffs received on serviced loans equaled $7.0 billion, a 26.0% decrease over the 2003 total of $10.0 billion. The decrease was primarily attributable to the rising interest rates and the slow down of mortgage loan refinances experienced in 2004.
          During 2003, our loan servicing operation produced negative net fee income from the loans it serviced for others of $18.7 million, reflecting the offset of fee income by a substantial increase in amortization expense of MSRs as loan payoffs increased due to a surge in refinances. During 2003, we recorded $104.3 million in fee revenue. This fee revenue recorded in 2003 was offset by $123.0 million of MSR amortization.
          Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sale recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a gain during periods of low or decreasing interest rates, and profitability levels have been greatest during these periods. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2005, our net gain was also affected by declining spreads available from Fannie Mae and Freddie Mac, which collectively acquire most of our loans that we sell. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments in accordance with SFAS No. 133, Accounting for Derivative Instruments (“SFAS 133”).

          The following table provides a reconciliation of our net gain on loan sales reported in our consolidated financial statements to our total gain on loans sold within the period shown for the years ended December 31 (in thousands):

	2005	2004	2003

Net gain on loan sales	$63,580	$77,819	$360,740
Add: SFAS 133 adjustments	2,902	357	10,695
Add: provision to secondary market reserve	5,328	5,932	10,696

Total gain on loans sold	$71,810	$84,108	$382,131

Loans sold and securitized	$23,451,430	$28,937,576	$51,922,757
Spread achieved	0.31%	0.29%	0.74%
          During February 2006, we modified our presentation of this table to reflect each year’s provision to the secondary market reserve relating to loans sold in those years, with subsequent adjustments to a particular year’s provision now reflected in other fees and charges. See Note 19, of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.
          2005. Net gains on loan sales totaled $63.6 million during 2005, an 18.3% decrease from the $77.8 million realized during 2004. During 2005, the volume of loans sold and securitized totaled $23.5 billion, a 18.7% decrease from the $28.9 billion of loan sales in 2004. Notwithstanding the lower volume of loans sold in 2005, we received an average gain on sale spread of 0.31% in 2005 compared to 0.29% in 2004. During 2005, we recorded a provision of $5.3 million to our secondary market reserve for loans sold in the current year.
          2004. Net gains on loan sales totaled $77.8 million during 2004, a 78.4% decrease from the $360.7 million realized during 2003. During 2004, the volume of loans sold totaled $28.9 billion, a 44.3% decrease from the $51.9 billion of loan sales in 2003. In addition to the lower volume of loans sold in 2004, we received an average gain on sale spread of only 0.29% in 2004 compared to 0.74% in 2003. During 2004 and 2003, we recorded a provision of $5.9 million and $10.7 million, respectively, to our secondary market reserve for loans sold in the current year.
          Net Gain on Mortgage Servicing Rights. Our home lending operation sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales is attributable to the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing which changes with demand and the general level of interest rates. In general, if a MSR is sold in a “flow transaction” shortly after it is acquired, little or no gain will be realized on the sale. If a MSR is more seasoned at the time it is sold, a MSR created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, a MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded, because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
          2005. During 2005, the net gain on the sale of MSRs totaled only $18.2 million compared to a net gain of $91.7 million in 2004. The $73.5 million decrease in net gain on the sale of MSRs is primarily due to a significant reduction in the volume of MSRs as sold in 2005. Throughout most of 2005, we believed that the current market for these MSRs did not fully reflect their value. Accordingly, we retained more MSRs in 2005 than in prior periods. We sold $1.9 billion of MSRs on a servicing released basis and $7.2 billion in bulk servicing sales in 2005.
          2004. During 2004, the net gain on the sale of MSR totaled $91.7 million. The 2004 gain was a $24.4 million increase from the $67.3 million recorded in 2003. The increase in net gains from MSR sales in 2004 was due primarily to the increased volume of MSRs generated in 2003 from record-level mortgage loan originations by the Bank. The gain was also attributable to the increased value of those MSRs generated in 2003 as the interest rate levels began increasing in 2004. We sold $1.4 billion on a servicing released basis, $18.8 billion of bulk servicing sales, and $10.8 billion of flow servicing in 2004 versus $2.4 billion on a servicing released basis, $10.4 billion of bulk servicing sales, and $20.3 billion of flow servicing in 2003.
          Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Credit Corporation and Douglas Insurance Agency, Inc. Flagstar Title Insurance Company also earned fees in 2003 and 2004 prior to its closing.

During 2005, we recorded $11.1 million in dividends on an average outstanding balance of FHLB stock of $264.2 million. We recorded $9.9 million and $8.1 million in dividends on an average balance of FHLB stock outstanding of $225.1 million and $169.6 million in 2004 and 2003, respectively. During 2005, Flagstar Credit earned fees of $4.9 million versus $5.0 million and $8.0 million in 2004 and 2003, respectively. The amount of fees earned by Flagstar Credit varies with the volume of loans that were insured during the respective periods. Flagstar Title reported revenues of $108,000 and $2.0 million in 2004 and 2003, respectively.

Non-Interest Expense
          The following table sets forth detailed information regarding our non-interest expenses during the past three years.
NON-INTEREST EXPENSES

	For the Years Ended
	December 31,

		As	As
		Restated	Restated
	2005	2004	2003
	4 -

	(In thousands)
Compensation and benefits	$150,738	$154,111	$175,470
Commissions	87,746	105,607	142,406
Occupancy and equipment	69,121	66,233	66,186
Advertising	7,550	10,174	12,242
Federal insurance premium	1,146	1,050	1,708
Communication	7,181	6,975	8,293
Other taxes	10,127	12,999	21,286
Other	46,362	39,926	51,803

Total	379,971	397,075	479,394
Less: capitalized direct costs of loan closings, under SFAS 91	(117,084)	(154,070)	(226,479)

Total, net	$262,887	$243,005	$252,915

Efficiency ratio(1)	64.8%	50.7%	38.3%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
          2005. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $380.0 million in 2005 compared to $397.1 million in 2004. The 4.3% decrease in non-interest expense in 2005 was due to lower compensation expense and lower commissions resulting from a decrease in the volume of loan originations in our home lending operations and from our general cost containment efforts. Offsetting the savings in our home lending operation were certain expenses associated with the increase in the number of banking centers operated by our banking operation. During 2005, we opened 17 banking centers, which brings the banking center network total to 137. As we shift our funding sources to more those retail in nature and increase the size of the banking center network, we expect that the operating expenses associated with the banking center network will continue to increase.
          Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $150.7 million. The 2.2% decrease from 2004 is primarily attributable to the staff reductions due to the decrease in loan production offset with normal salary increases and the employees hired at the new banking centers. Our full-time equivalent (“FTE”) employees only increased by nine to 2,405 at December 31, 2005. Commission expense, which is a variable cost associated with loan production, totaled $87.7 million, equal to 29 basis points (0.29%) of total loan production in 2005. Occupancy and equipment totaled $69.1 million during 2005, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non- profitable home loan centers. Advertising expense, which totaled $7.6 million at December 31, 2005, decreased $2.5 million, or 25.7%, from the $10.1 million reported in 2004. Our FDIC premiums remained the same at $1.1 million as compared to 2004. The calculation of the premiums is based on our deposit portfolio and escrow accounts. We paid $7.2 million in communication expense for the year-ended December 31, 2005. These expenses typically include telephone, fax and other types of electronic communication. The slight increase in communication expenses is reflective of additional branch locations. We pay taxes in the various states and local communities in which we are located. For the year ended December 31, 2005 our state and local taxes totaled $10.1 million, a decrease of $1.9 million, which is the result of a decrease in taxable earnings. Other expense totaled $46.4 million during 2005. The fluctuation in the expenses is reflective of the varied levels of loan production, the expansion undertaken in our banking operation offset by the closing of the non-profitable home loan centers.
          2004. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $397.1 million in 2004 compared to $479.4 million in 2003. The 17.2% decrease in non-interest expense in 2004 was due to lower compensation expense and lower commissions resulting from a decrease in the volume of mortgage originations in our home lending operation and from general cost containment efforts. Offsetting the savings in our home lending operation, we increased expenses associated with the increase in the number of banking centers operated by our banking operation. During 2004, we opened 22 banking centers, bringing the banking center network total to 120.
          Our gross compensation and benefits expense, before the capitalization of direct costs of loan closings, totaled $154.1 million. The 12.2% decrease in 2004 is primarily attributable to the staff reductions due to the decreased mortgage loan production offset with normal salary increases and the employees hired at the new banking centers. Our FTE employees decreased 127, to 2,396 at December 31, 2004, a 5.0% decrease from December 31, 2003. Commission expense, which is a variable cost associated with loan production, totaled $105.6 million. Commission expense totaled 0.31% of total loan production in 2004. Occupancy and equipment expense totaled $66.2 million during 2004. The continued increase in these expenses was reflective of the expansion undertaken in our banking operation network offset by the closing of some of the non-profitable home loan centers. Advertising expense, which totaled $10.2 million during the year ended, December 31, 2004, decreased $2.0 million, or 16.4%, over the prior year. The decrease was reflective of management’s cost containment strategies offset by the expansion undertaken in our banking network. Our FDIC premiums decreased to $1.1 million for 2004. The calculation of the premiums is based on our deposit portfolio and escrow accounts. During 2004, our escrow accounts decreased $2.1 million and the result was a decrease in our premium. We paid $7.0 million in communication expenses for the year ended December 31, 2004. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expense is the result of enhanced technology and the reduction of home loan centers. We pay taxes in the various states and local communities we are located in. For the year ended December 31, 2004, our state and local taxes decreased to $13.0 million. The decrease in taxes is the direct result of a decrease in taxable earnings. Other expense totaled $39.9 million during 2004. The fluctuation in these expenses was reflective of the varied levels of mortgage production, the expansion undertaken in our banking operation offset by the closing of the non-profitable home loan centers, and the decreased amount of loans in a delinquency status.

SFAS 91
          Certain loan origination fees and costs are capitalized and recorded as an adjustment of the basis of the individual loans originated. These fees and costs are amortized or accreted into income as an adjustment to the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2005, we deferred $117.1 million of gross loan origination costs; while during 2004 and 2003 the deferred expenses totaled $154.1 million and $226.5 million, respectively. These costs have not been offset by the revenue deferred for SFAS 91 purposes. During 2005, 2004, and 2003, we deferred $59.0 million, $65.0 million, and $119.5 million in qualifying loan fee revenue, respectively. For further information, see “Loan Fees and Charges,” above.
          On a per loan basis, the cost deferrals totaled $816, $815, and $663 during 2005, 2004, and 2003, respectively. Net of deferred fee income, the cost deferred per loan totaled $405, $471, and $313 during 2005, 2004, and 2003, respectively. While revenue per loan has remained somewhat constant on a per loan basis, our loan origination costs have increased over the three-year period. Inflationary increases and the increased costs associated with our shift to retail and correspondent funding versus wholesale funding are the major reasons for these increases. This shift can also be seen in the cost of commissions, which is a deferrable item. On a per loan basis, the cost deferrals for commissions totaled $566, $559, and $417 during 2005, 2004, and 2003, respectively.

Provision for Federal Income Taxes
          For the year ended December 31, 2005, our provision for federal income taxes as a percentage of pretax earnings was 35.6% compared to 35.2% in 2004 and 35.0% in 2003. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Refer to Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein for further discussion of our federal income taxes.
Analysis of Items on Statement of Financial Condition
          Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased from $20.7 million at December 31, 2004 to $1.4 billion at December 31, 2005. The increase was due to the recharacterization of certain of our mortgage loans held for investment to mortgage-backed securities through a process known as guaranteed mortgage securitization. This allowed us to obtain credit enhancement on these loans and thereby reduce our credit risk. During the latter half of 2005, we converted approximately $1.4 billion of mortgage loans in our portfolio to mortgage-backed securities through government sponsored entities.
          At December 31, 2005, approximately $1.2 billion of these mortgage-backed securities were pledged as collateral under security repurchase agreements and $2.9 million under interest rate swap agreements. This allowed us to obtain funds at a lower cost than our FHLB advances. At December 31, 2004, $2.9 million of the mortgage-backed securities were pledged as collateral for interest rate swap agreements.
          Securities Available for Sale. Securities available for sale increased from $0 at December 31, 2004 to $26.1 million at December 31, 2005. These securities represent the residual interests in a trust created for the purpose of our $600 million securitization of home equity lines of credit during the fourth quarter of 2005.
          Other Investments. Our investment portfolio increased from $18.4 million at December 31, 2004 to $22.0 million at December 31, 2005. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
          Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment. At December 31, 2005, we held loans available for sale of $1.8 billion, which was an increase of $0.3 billion from the $1.5 billion held at December 31, 2004. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease.
          The following table shows the activity in our portfolio of mortgage loans available for sale during the past five years.
LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance at beginning of year	$1,506,311	$2,759,551	$3,302,212	$2,746,791	$1,437,799
Loans originated, net	25,172,510	31,891,486	55,866,218	43,703,804	33,276,507
Loans sold servicing retained, net	(21,608,937)	(27,749,138)	(49,681,387)	(39,261,704)	(30,333,464)
Loans sold servicing released, net	(1,855,700)	(1,352,789)	(2,461,326)	(1,297,372)	(364,579)
Loan amortization/ prepayments	(1,040,315)	(1,745,708)	(1,652,811)	(461,983)	(919,577)
Loans transferred to various loan portfolios, net	(400,475)	(2,297,091)	(2,613,355)	(2,127,324)	(349,895)

Balance at end of year	$1,773,394	$1,506,311	$2,759,551	$3,302,212	$2,746,791

          Loans Held for Investment. Our largest category of earning assets consists of our loans held for investment portfolio. Loans held for investment consists of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment remained approximately the same in the aggregate, at $10.6 billion at December 31, 2004 and 2005, although there were fluctuations throughout the various loan types. Mortgage loans held for investment decreased $0.5 billion to $8.2 billion, second mortgage loans increased $0.5 billion to $0.7 billion, commercial real estate loans increased $0.2 billion to $1.0 billion and consumer loans decreased $0.2 billion to $0.4 billion. During 2005, we began to securitize loans from our loans held for investment portfolio and classify the resulting securities as mortgage-backed securities held to maturity. At December 31, 2005, approximately $1.4 billion of loans held for investment had been securitized in this manner and are not reflected in our year end 2005 balance of loans held for investment. The following table sets forth a breakdown of our loans held for investment portfolio at December 31, 2005:
LOANS HELD FOR INVESTMENT BY TYPE

	Fixed	Adjustable
	Rate	Rate	Total

	(In thousands)
Mortgage loans	$506,588	$7,742,309	$8,248,897
Second mortgage loans	700,492	—	700,492
Commercial real estate	188,345	807,066	995,411
Construction	37,384	28,262	65,646
Warehouse lending	—	146,694	146,694
Consumer	74,655	336,265	410,920
Non-real estate commercial	1,246	7,165	8,411

Total	$1,508,710	$9,067,761	$10,576,471

          The two tables below provide detail for the activity and the balance in our loans held for investment portfolio over the past five years.
LOANS HELD FOR INVESTMENT

	At December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Mortgage loans	$8,248,897	$8,693,768	$5,478,200	$2,579,448	$2,193,473
Second mortgage loans	700,492	196,518	141,010	214,485	232,466
Commercial real estate loans	995,411	751,730	549,456	445,668	314,247
Construction loans	65,646	67,640	58,323	54,650	53,505
Warehouse lending	146,694	249,291	346,780	558,782	298,511
Consumer loans	410,920	591,107	259,656	124,806	63,965
Non-real estate commercial loans	8,411	9,100	8,638	8,912	10,565

Total loans held for investment portfolio	10,576,471	10,559,154	6,842,063	3,986,751	3,166,732
Allowance for loan losses	(39,140)	(38,318)	(37,828)	(39,389)	(29,417)

Total loans held for investment portfolio, net	$10,537,331	$10,520,836	$6,804,235	$3,947,362	$3,137,315

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance at beginning of year	$10,559,154	$6,842,063	$3,986,751	$3,166,732	$3,804,361
Loans originated	5,101,206	4,840,028	1,901,105	586,809	521,506
Change in lines of credit	186,041	(189,696)	1,267,338	331,826	128,310
Loans transferred from various portfolios, net	400,475	2,297,091	2,613,355	2,127,324	349,895
Loan amortization prepayments	(5,622,989)	(3,190,640)	(2,890,680)	(2,177,918)	(1,594,957)
Loans transferred to repossessed assets	(47,416)	(39,692)	(35,806)	(48,022)	(42,383)

Balance at end of year	$10,576,471	$10,559,154	$6,842,063	$3,986,751	$3,166,732

Quality of Earning Assets
          The following table sets forth certain information about our non-performing assets as of the end of the last five years. As of December 31, 2005, we had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.
NON-PERFORMING ASSETS

	At December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Non-accrual loans	$64,466	$57,026	$58,334	$68,032	$82,266
Repurchased non-performing assets, net	34,777	35,013	11,956	10,404	4,156
Real estate and other repossessed assets, net	47,724	37,823	36,778	45,094	38,868

Total non-performing assets, net	$146,967	$129,862	$107,068	$123,530	$125,290

Ratio of non-performing assets to total assets	0.98%	0.99%	1.01%	1.51%	1.89%
Ratio of non-performing loans to loans held for investment	0.61%	0.54%	0.85%	1.71%	2.60%
Ratio of allowance to non-performing loans	60.71%	67.19%	64.85%	57.90%	35.76%
Ratio of allowance to loans held for investment	0.37%	0.36%	0.55%	0.99%	0.93%
Ratio of net charge-offs to average loans held for investment	0.16%	0.16%	0.35%	0.51%	0.35%
          Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail notices of past due payments to the borrower approximately 15, 30 and 45 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent. Such interest is recognized as income only when it is actually collected. At December 31, 2005, we had $115.9 million in loans that were determined to be delinquent. Of those delinquent loans, $64.5 million of loans were non-performing, of which $54.6 million, or 84.7%, were single-family residential mortgage loans.
          The following table sets forth information regarding delinquent loans as of the end of the last three years (in thousands):
DELINQUENT LOANS

Days Delinquent	2005	2004	2003

30	$30,972	$34,346	$32,215
60	20,456	13,247	14,920
90	64,466	57,026	58,334

Total	$115,894	$104,619	$105,469

          The following table sets forth information regarding non-performing loans as of December 31, 2005 as to which we have ceased accruing interest (in thousands):
NON-ACCRUAL LOANS AT DECEMBER 31, 2005

			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Performing	Specified	Performing
	Portfolio	Loans	Portfolio	Loans

Mortgage loans	$8,248,897	$53,036	0.64%	82.3%
Second mortgages	700,492	321	0.05	0.5
Commercial real estate	995,411	7,486	0.75	11.6
Construction	65,646	1,220	1.86	1.9
Warehouse lending	146,694	—	—	—
Consumer	410,920	2,071	0.50	3.2
Commercial non-real estate	8,411	332	3.95	0.5

Total loans	10,576,471	$64,466	0.61%	100.0%

Less allowance for loan losses	(39,140)

Total investment loans (net of allowance)	$10,537,331

          Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses in our loans held for investment portfolio as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified.
          We perform a detailed credit quality review annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1 million are treated as impaired and individually evaluated to determine the necessity of a specific reserve in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

          A portion of the allowance is allocated to the remaining commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.
          Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure (such as sub-prime loans and loans that are not salable on the secondary market because of collateral or documentation issues). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.
          Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involve the exercise of judgment.
          As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly form the proceeds received when the collateral is sold.
          The allowance for loan losses totaled $39.1 million at December 31, 2005, an increase of $0.8 million, or 2.1% from the $38.3 million at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 60.7% and 67.2% at December 31, 2005 and 2004, respectively. During 2005, we recorded a provision for loan losses of $18.9 million compared to a provision of $16.1 million recorded in 2004 and $20.1 million in 2003. Net charge-offs in 2005 equaled $18.1 million compared to $15.6 million in 2004 and $21.6 million in 2003. Net charge-offs in 2005 equaled 0.16% of average investment loans compared to 0.16% and 0.35% in 2004 and 2003, respectively.
          The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2005 and activity in allowance for loan losses during the past five years.
ALLOWANCE FOR LOAN LOSSES

	December 31, 2005

	Investment	Percent		Percentage
	Loan	of	Reserve	to Total
	Portfolio	Portfolio	Amount	Reserve

	(Dollars in thousands)
Mortgage loans	$8,248,897	78.0%	$20,466	52.3%
Commercial real estate	995,411	9.4	5,315	13.6
Construction	65,646	0.6	604	1.5
Warehouse lending	146,694	1.4	334	0.8
Consumer	410,920	3.9	3,396	8.7
Second mortgages	700,492	6.6	7,156	18.3
Commercial non-real estate	8,411	0.1	729	1.9
Unallocated	—	—	1,140	2.9

Total	$10,576,471	100.0%	$39,140	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2005		2004		2003		2002		2001

	(Dollars in thousands)
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans	$20,466	78.0%	$17,304	82.0%	$20,347	80.1%	$26,008	64.7%	$24,291	69.3%
Second mortgages	7,156	6.6%	3,318	1.9%	2,129	2.1%	3,502	5.4%	236	7.4%
Commercial real estate	5,315	9.4%	2,319	7.1%	7,532	8.0%	2,823	11.2%	975	9.9%
Construction	604	0.6%	3,538	0.6%	2,380	0.8%	2,852	1.4%	153	1.7%
Warehouse lending	334	1.4%	5,167	2.4%	273	5.1%	385	14.0%	439	9.4%
Consumer	3,396	3.9%	4,924	5.9%	3,710	3.8%	2,571	3.1%	1,608	2.0%
Commercial non-real estate	729	0.1%	1,748	0.1%	1,457	0.1%	1,248	0.2%	1,715	0.3%
Unallocated	1,140	—	—	—	—	—	—	—	—	—

Total	$39,140	100.0%	$38,318	100.0%	$37,828	100.0%	$39,389	100.0%	$29,417	100.0%

ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES

	2005	2004	2003	2002	2001

	(In thousands)
Beginning balance	$38,318	$37,828	$39,389	$29,417	$14,377
Provision for loan losses	18,876	16,077	20,081	27,126	25,572

Charge-offs
Mortgage loans	(11,853)	(14,629)	(20,455)	(14,263)	(9,099)
Consumer loans	(4,713)	(1,147)	(881)	(1,234)	(675)
Commercial loans	(3,055)	(680)	(1,048)	(1,067)	(878)
Construction loans	—	(2)	(313)	(5)	(20)
Other	(286)	(717)	(298)	(1,078)	(429)

Total charge offs	(19,907)	(17,175)	(22,995)	(17,647)	(11,101)

Recoveries
Mortgage loans	1,508	1,081	641	5	221
Consumer loans	247	242	393	78	166
Commercial loans	98	265	114	410	182
Construction loans	—	—	—	—	—
Other	—	—	205	—	—

Total recoveries	1,853	1,588	1,353	493	569

Charge-offs, net of recoveries	(18,054)	(15,587)	(21,642)	(17,154)	(10,532)

Ending balance	$39,140	$38,318	$37,828	$39,389	$29,417

Net charge-off ratio	0.16%	0.16%	0.35%	0.51%	0.35%

          Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. Our foreclosure committee decides whether to rehabilitate the property or sell it “as is,” and whether to list the property with a broker or sell it at auction. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2005, we had $47.7 million of repossessed assets compared to $37.8 million at December 31, 2004. Over the past five years, we have taken an average loss of 18.8% on all delinquent loans that we have been forced to complete foreclosure proceedings and later sell to a third party.

          The following schedule provides the activity for repossessed assets during each of the past five years:
NET REPOSSESSED ASSET ACTIVITY

	2005	2004	2003	2002	2001

	(In thousands)
Beginning balance	$37,823	$36,778	$45,094	$38,868	$22,258
Additions	48,546	42,668	38,991	45,488	41,370
Disposals	(38,645)	(41,623)	(47,307)	(39,262)	(24,760)

Ending balance	$47,724	$37,823	$36,778	$45,094	$38,868

          Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans we have reacquired because of representation and warranties issues related to loan sales and that are non-performing. During 2005 and 2004, we repurchased $56.5 million and $68.7 million in non-performing loans, respectively. The principal balance of these repurchased assets totaled $13.6 million and $17.1 million at December 31, 2005 and 2004, respectively, and are included within other assets in our consolidated financial statements.
          The following table sets forth the amount of non-performing loans we have repurchased, organized by the year of origination:
REPURCHASED ASSETS

			Total
			Non-performing
	Total Loan Sales		Repurchased	% of
Year	and Securitizations		Loans	Sales

(In thousands)
200	1 $	30,897,271	$73,516	0.24%
200		2 40,495,894	42,012	0.10
200		3 51,922,757	20,011	0.04
200		4 28,937,576	8,794	0.03
200		5 24,703,575	1,231	0.00

Tot	als $	176,957,073	$145,564	0.08%

          Accrued Interest Receivable. Accrued interest receivable increased from $35.0 million at December 31, 2004 to $48.4 million at December 31, 2005 as our total earning assets increased. We typically collect interest in the month following the month in which it is earned.
          FHLB Stock. Holdings of FHLB stock increased from $234.8 million at December 31, 2004, to $292.1 million at December 31, 2005. This increase was required to accommodate our additional FHLB advances that were used during 2005 to fund the increase in our earning assets. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLB advances, whichever is greater. Management believes that the volume of our holdings of FHLB stock do not constitute a controlling or significant interest in the FHLB. As such, management does not believe that the FHLB is an affiliate or can in any other way be deemed to be a related party.

          Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $200.8 million at December 31, 2005, an increase of $20.7 million, or 11.5%, from $180.1 million at December 31, 2004. During 2005, we added 17 new banking centers, and continued to invest in computer equipment. In addition, we acquired lots for future bank expansion.
          Mortgage Servicing Rights. Mortgage servicing rights totaled $315.7 million at December 31, 2005, an increase of $127.7 million, from $188.0 million at December 31, 2004. The increase reflects our capitalization of $328.9 million of MSRs, sales of $106.7 million of MSRs and amortization of $94.5 million of MSRs. The recorded amount of the MSR portfolio at December 31, 2005 and 2004 as a percentage of the unpaid principal balance of the loans we are securing was 1.06% versus 0.88%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 0.35% of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on estimated values paid by third party buyers in recent servicing rights sale transactions, internal valuations, and market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the Constant Prepayment Rate)

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Servicing costs per loan

•	Discounted yield rate

•	Estimate of ancillary income such as late fees, prepayment fees, etc.
          The most important assumptions used in the MSR valuation model are anticipated annual loan prepayment speeds. During 2005, these speeds ranged between 10% and 25% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.
          On an ongoing basis, the MSR portfolio is internally valued to assess any impairment in the asset. These impairment analyses consider the same variables that we address in determining the value of the portfolio at the financial statement date. In addition, independent broker appraisals of the fair value of the MSR portfolio are obtained annually to confirm the reasonableness of the value generated by the internal valuation model.
          At December 31, 2005 and 2004, the fair value of the MSR portfolio was $421.1 million and $257.0 million, respectively. At December 31, 2005, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.65%; (2) an anticipated loan prepayment rate of 22.9% CPR; and (3) servicing costs per conventional loan of $40 and $55 for each government or adjustable-rate loan, respectively.

          The following table sets forth activity in loans serviced for others during the past five years.
LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,

	2005	2004	2003	2002	2001
	(In thousands)
Balance at beginning of year	$21,354,724	$30,395,079	$21,586,797	$14,222,802	$6,644,482
Loans servicing originated	21,595,729	27,584,787	49,461,431	39,198,521	30,514,703
Loan amortization/ prepayments	(4,220,504)	(6,985,894)	(9,982,414)	(3,329,825)	(1,446,092)
Loan servicing sales	(9,081,861)	(29,639,248)	(30,670,735)	(28,504,701)	(21,490,291)

Balance at end of year	$29,648,088	$21,354,724	$30,395,079	$21,586,797	$14,222,802

          Other Assets. Other assets decreased $36.8 million, or 15.8%, to $195.7 million at December 31, 2005, from $232.5 million at December 31, 2004. The majority of this decrease was attributable to payments received on receivables recorded in conjunction with MSR sales transacted during the latter part of 2004. Upon the sale of MSRs, we typically receive a down payment from the purchaser equivalent to approximately 20% of the total purchase price and record a receivable account for the balance of the purchase price due. This recorded receivable is typically collected within a six-month time frame.
Liabilities
          Deposits. Deposit accounts increased $0.6 billion, or 8.1%, to $8.0 billion at December 31, 2005, from $7.4 billion at December 31, 2004. This increase reflects our strategy of increasing deposits through the opening of additional banking centers. We increased the number of banking centers from 120 at December 31, 2004 to 137 at December 31, 2005. When we enter a new market, we utilize an aggressive pricing strategy in order to rapidly attract new deposits.
          Our deposits can be subdivided into three areas: the retail division, the municipal division, and our national accounts division. Retail deposits accounts increased $0.6 billion, or 14.3%, to $4.8 billion at December 31, 2005, from $4.2 billion at December 31, 2004. Saving and checking accounts totaled 12.7% of total retail deposits. In addition, at December 31, 2005, retail certificates of deposit totaled $3.5 billion, with an average balance of $26,297 and a weighted average cost of 3.94% and money market deposits totaled $781.1 million, with an average cost of 2.98%. Overall, the retail division had an average cost of deposits of 3.41%.
          We call on local municipal agencies as another source for deposit funding. These deposit accounts increased $0.1 billion, or 7.7%, to $1.4 billion at December 31, 2005, from $1.3 billion at December 31, 2004. These deposits had a weighted average cost of 4.30% at December 31, 2005. These deposit accounts include $1.3 billion that are certificates of deposit with maturities typically less than one year and $70.7 million in checking and savings accounts.
          The national accounts division garners funds through nationwide advertising of deposit rates and through investment brokers located across the country. These deposit accounts decreased $0.1 billion, or 5.3%, to $1.8 billion at December 31, 2005, from $1.9 billion at December 31, 2004. These deposits had a weighted average cost of 3.42% at December 31, 2005.

          The deposit accounts are as follows December 31, (in thousands):

	2005	2004	2003

Demand accounts	$374,816	$376,506	$390,008
Savings accounts	239,215	884,117	314,452
MMDA	781,087	859,573	1,320,635
Certificates of deposit(1)	3,450,450	2,056,608	1,602,223

Total retail deposits	4,845,568	4,176,804	3,627,318
Municipal deposits	1,353,633	1,264,225	899,123
National accounts	1,779,799	1,938,626	1,153,726

Total deposits	$7,979,000	$7,379,655	$5,680,167

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.4 billion, $1.7 billion and $1.3 billion at December 31, 2005, 2004 and 2003, respectively.
          Interest Rate Swaps. In October 2003, we entered into a series of interest rate swaps to offset our exposure to rising rates on a portion of our certificates of deposit portfolio. The notional amount of these swaps totaled $500.0 million. Contractually, we receive a floating rate tied to LIBOR and pay a fixed rate. The swaps are categorized in two groups: the first receiving one-month LIBOR and the second receiving three-month LIBOR. These swaps have maturities ranging from three to five years. These interest rate swaps effectively act as a cash flow hedge against a rise in the cost of our deposits. On December 30, 2004, we extinguished $250.0 million of the swaps for an after-tax gain of $2.6 million. This gain is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps.
          On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust preferred securities. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities.
          On September 22, 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust preferred securities. As part of the transaction, we entered into an interest rate swap with the placement agent, under which we are required to pay 4.33% fixed rate on a notional amount of $25.0 million and will receive a floating rate equal to that being paid on the Flagstar Statutory Trust VIII securities. The swap matures on October 7, 2010. The securities are callable after October 7, 2010.
          FHLB Advances. FHLB advances increased $0.1 billion, or 2.4%, to $4.2 billion at December 31, 2005, from $4.1 billion at December 31, 2004. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as repurchase agreements. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.

          The portfolio of FHLB advances includes fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	December 31,

	2005		2004

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating rate daily advances	$766,000	4.18%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49	1,120,000	5.15
Fixed rate term advances	2,759,000	3.69	2,350,000	3.53

Total	$4,225,000	3.91%	$4,090,000	3.74%

          The portfolio of putable FHLB advances we hold, which matures in 2011, may be called by the FHLB if LIBOR reaches 7.50%. The corresponding level of this LIBOR index is at 4.54% at December 31, 2005. If these advances are called, we will be forced to find an alternative source of funding, which could be at a higher cost and therefore negatively impact net earnings.
          The following indicates certain information related to the FHLB advances (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Maximum outstanding at any month end	$5,373,279	$4,097,000	$3,320,000
Average balance	4,742,079	3,631,851	2,711,119
Average interest rate	3.85%	3.96%	4.69%
          Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2005, we had $1.1 billion in security repurchase agreements. We began entering into these security repurchase agreements during the fourth quarter of 2005. The maximum borrowings outstanding under these agreements in any month end amounted to $1.1 billion. The weighted-average borrowing rate on security repurchase agreements outstanding as of December 31, 2005 was 4.32%. These repurchase agreements have maturities of less than six months. At December 31, 2005, security repurchase agreements were secured by $1.2 billion of mortgage-backed securities held to maturity.
          Long Term Debt. As part of our overall capital strategy, we may raise capital through the issuance of trust preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings is contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital.
          On April 27, 1999, we, through our subsidiary Flagstar Trust, completed the sale of 2.99 million shares of 9.50% trust preferred securities, providing gross proceeds totaling $74.8 million. On April 30, 2004, the Company redeemed the preferred securities. Trust is currently inactive.
          On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of 4.66%. As part of the transaction, we entered into an interest rate swap agreement with the placement agent, where we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities.
          On February 19, 2003, we, through our subsidiary Flagstar Statutory Trust III, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
          On March 19, 2003, we, through our subsidiary Flagstar Statutory Trust IV, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75% and a floating rate thereafter equal to the three-month LIBOR rate, plus 3.25% adjustable quarterly.
          On December 29, 2004, we, through our subsidiary Flagstar Statutory Trust V, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly thereafter at three-month LIBOR, plus 2.00%.
          On March 30, 2005, we, through our subsidiary Flagstar Statutory Trust VI, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR, plus 2.00%.
          On March 31, 2005, we, through our subsidiary Flagstar Statutory Trust VII, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $50.0 million. The securities have an effective cost for the first five years of 6.47% and a floating rate thereafter equal to the three-month LIBOR rate, plus 2.00% adjustable quarterly.
          On September 22, 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR, plus 1.50%.
          Accrued Interest Payable. Accrued interest payable increased $13.2 million, or 47.0%, to $41.3 million at December 31, 2005 from $28.1 million at December 31, 2004. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The interest-bearing liability portfolio increased 22.2% during the period and we had a 33 basis point increase in the average cost of liabilities.
          Undisbursed Payments. Undisbursed payments on loans serviced for others decreased $89.1 million, or 18.0%, to $407.l million at December 31, 2005, from $496.2 million at December 31, 2004. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2005, including subservicing of $5.0 billion, equaled $34.6 billion versus $30.5 billion at December 31, 2004.
          Escrow Accounts. The amount of funds in escrow accounts increased $24.5 million, or 12.6%, to $219.0 million at December 31, 2005, from $194.5 million at December 31, 2004. These accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount of loans serviced. The balances also fluctuate during the year depending upon the scheduled payment dates for the related liabilities. Total residential mortgage loans serviced at December 31, 2005, equaled $41.8 billion versus $40.7 billion at December 31, 2004, a 2.7% increase.
          Federal Income Taxes Payable. Income taxes payable increased $52.4 million, or 228.8%, to $75.3 million at December 31, 2005, from $22.9 million at December 31, 2004. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.
          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $17.6 million and $19.0 million at December 31, 2005 and 2004, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.
Contractual Obligations and Commitments
          We have various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Item 8. Financial Statements Notes 2, 12, 14, 15, 16 and 17. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2005 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without stated maturities	$762,839	$—	$—	$—	$762,839
Certificates of deposits	4,419,021	1,777,248	304,346	12,572	6,513,187
FHLB Advances	1,625,000	1,450,000	450,000	700,000	4,225,000
Trust preferred securities	—	—	—	206,197	206,197
Operating leases	5,741	6,400	2,607	2,203	16,951
Repurchase agreements	1,060,097	—	—	—	1,060,097
Other debt	25	50	50	1,175	1,300

Total	$7,872,723	$3,233,698	$757,003	$922,147	$12,785,571

Liquidity and Capital Resources
          Our principal uses of funds include loan originations, operating expenses, the payment of dividends and stock repurchases. At December 31, 2005, we had outstanding rate-lock commitments to lend $1.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $244.3 million. These commitments may expire without being drawn upon and, therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $2.0 billion at December 31, 2005. Our operating expenses increase as we continue to expand our banking operations in Michigan, Indiana and Georgia. We generally do not expect new banking centers to operate profitably for a period of up to 18 months, thereby requiring additional funding to cover their initial operating deficits. We paid a total cash dividend of $0.90 on our common stock during 2005 and currently expect to continue to pay cash dividends in the future at the rate of $0.60 per share. Any payment of dividends in the future is subject to the determination of the Board of Directors. Our board of directors adopted a Stock Repurchase Program on October 29, 2002 under which the Company is authorized to repurchase up to $25.0 million worth of outstanding common stock. No shares have been repurchased under this plan.
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
          Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, repurchase agreements, cash generated from operations, and customer escrow accounts. Additionally, we have issued trust preferred securities in seven separate offerings to the capital markets. We believe that these sources of capital will continue to be adequate to meet our liquidity needs for the foreseeable future. The following sets forth certain additional information regarding our sources of liquidity.

          Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001
	-

	(In thousands)
Beginning deposits	$7,379,655	$5,680,167	$4,373,889	$3,608,103	$3,407,965
Interest credited	253,292	167,765	138,625	126,977	191,595
Net deposit increase	346,053	1,531,723	1,167,653	638,809	8,543

Total deposits at the end of the year	$7,979,000	$7,379,655	$5,680,167	$4,373,889	$3,608,103

          Our low level of net deposit increase in 2005 reflects the heightened competition for deposits in the Michigan and Indiana markets, which contain most of our banking centers.
          Borrowings. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. The FHLB generally permits advances up to 50% of a company’s “adjusted assets,” which are defined as assets reduced by outstanding advances. At December 31, 2005, our advances from the FHLB totaled $4.2 billion, or 37.3% of adjusted assets.
          Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2005, repurchase agreements amounted to $1.1 billion. Also at December 31, 2005, security repurchase agreements were secured by $1.2 billion of mortgage-backed securities held to maturity.
          Loan Sales. Our home lending operation sells a significant portion of the mortgage loans that it originates. Sales of loans totaled $23.5 billion, or 78.3% of originations in 2005, compared to $28.9 billion, or 82.1% of originations, in 2004. The reduction in sales during 2005 was attributable to the decrease in originations and the increased amount of loans retained by us for our own portfolio. As of December 31, 2005, we had outstanding commitments to sell $1.6 billion of mortgage loans. These commitments will be funded within 120 days.
          Loan Principal Payments. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $7.1 billion during 2005, an increase of $2.1 billion, or 42.0%, when compared with the $5.0 billion received in 2004. This large amount of principal repayments was attributable to the increased loan portfolio offset somewhat from 2004 by the increase in the interest rate environment.
LOAN REPAYMENT SCHEDULE

	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(In thousands)
Mortgage loans	$123,846	$115,460	$113,804	$224,342	$544,764	$505,692	$6,544,815	$8,172,723
Second mortgage	24,399	23,546	22,723	43,856	101,973	84,144	397,111	697,752
Commercial real estate	97,534	88,549	79,351	143,194	288,025	147,304	154,195	998,152
Construction	65,646	—	—	—	—	—	—	65,646
Warehouse lending	146,694	—	—	—	—	—	—	146,694
Consumer	26,953	25,172	23,508	43,909	95,263	63,785	129,250	407,840
Commercial non-real estate	1,348	1,123	936	1,560	2,598	430	85	8,080

Total	$486,420	$253,850	$240,322	$456,861	$1,032,623	$801,355	$7,225,456	$10,496,887

          Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2005, we held $219.0 million in these escrows.
Impact of Off-Balance Sheet Arrangements
          On January 1, 2004, we implemented Financial Interpretation (“FIN”) FIN 46R which required us to separately report, rather than include in our consolidated financial statements, the separate financial statements of our wholly owned subsidiaries Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, and Flagstar Statutory Trust V. We do this by reporting our investment in these entities under “other assets.” In 2005, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII, and Flagstar Statutory Trust VIII were created to raise $100.0 million in capital, and their financial statements are also reported separately from our consolidated financial statements.
          Asset Securitization. In December 2005, the Bank, in its efforts to diversify its funding sources, transferred loans to a qualified special purpose entity (“QSPE”) in a process known as securitization, in exchange for asset-backed securities. A QSPE is generally a trust that is severely limited in permitted activities, assets it may hold, sell, exchange or distribute. When a company transfers assets to a QSPE, the transfer is generally treated as a sale and the transferred assets are no longer recognized on the transferor’s balance sheet. The QSPE in turn, will offer the sold loans to investors in the form of a security. The proceeds the QSPE receives from investors are used to pay the company for the loans sold. The company will usually recognize a gain or loss on the transfer. Statements of Financial Accounting Standards (SFAS) No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria to meet the definition of a QSPE. QSPE’s are required to be legally isolated from the transferor and bankruptcy remote, insulating investors from the impact of creditors of other entities including the transferor and are not consolidated within the financial statements.
          When a company sells or securitizes loans, it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. Retained interests in securitizations were $26.1 million at December 31, 2005. Additional information concerning securitization transactions is included in Note 9 in the Notes to our Consolidated Financial Statements.
Impact of Inflation and Changing Prices
          The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Accounting and Reporting Developments
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Further, it clarifies which interest-only strips and principal-only strips are not subject to SFAS 133 requirements. It also establishes a requirement to evaluate interests in securitized financial assets to identify interest in freestanding derivatives and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Last, it eliminates the prohibition on a QSPE from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. We will be required to adopt this standard in 2007. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          In December 2005, the FASB staff issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP recognizes that certain loan products (e.g., loans subject to significant payment increases, negatively amortizing loans and loans with high loan-to-value ratios) may increase a reporting entity’s exposure to credit risk, that may result in a concentration of credit risk as defined in SFAS No. 107. Disclosures about Fair Value of Financial Instruments that requires separate disclosure within the financial statements. The FSP was effective immediately and the disclosures required have been presented in Note 27.
          In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments. This position provides additional guidance when a debt or equity security should be considered impaired and when that impairment should be considered other than temporary with a loss recognized in the statement of earnings. The statement also gives guidance on accounting and disclosure requirements on unrealized losses that have not been recognized as other-than-temporary impairments. We have applied the guidance in this FSP in 2005. The adoption of this standard was not material to our financial condition, results of operations or liquidity.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. This changes the requirements for the accounting for and reporting of a change of accounting principle. It applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity which the time and or the method of settlement are conditional upon a future event that may or may not be in control of the entity. The entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The standard is required to be adopted beginning in 2006. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC regarding the interaction between SFAS No. 123R, Accounting for Stock Based Compensation and certain SEC rules and regulations and provides their view regarding share based payment arrangements for public companies. This statement focuses on share-based payments with non-employees, transition from non-public entity status to public status, valuation methods and first time adoption of SFAS 123R during an interim period. The adoption of this standard in conjunction with SFAS 123R is not expected to have a material impact on financial condition, results of operations or liquidity.
          In December 2004, the FASB issued FASB No. 123R, Accounting for Stock Based Compensation. SFAS 123R requires all share based payment to employees, including grants of employee stock options, to be recognized as expense in the statement of earnings based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R will apply to awards granted or modified after January 1, 2006 or any unvested awards outstanding at December 31, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The future effect of the adoption of the new accounting principle on results of operations will depend on the level of future option grants, the vesting period for those grants, and the fair value of the options granted at such future date. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $1.3 million in 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. We do not have any material foreign currency exchange risk or equity price risk. Interest rate risk is our primary market risk and results from timing differences in the repricing of assets and liabilities, changes in the relationships between rate indices, and the potential exercise of explicit or embedded options.

          Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact projected interest rate scenarios on earnings and capital, potential changes in interest rates, the economy, liquidity, business strategies, and other factors. The EIC meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”). The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility and deposit activity.
          Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 2 and 26 to the consolidated financial statements in Item 8 of this report. All of our derivatives are accounted for at fair market value. Although we have and will continue to economically hedge a portion of our mortgage loans available for sale, on October 1, 2005, for financial reporting purposes, we dedesignated all fair value hedges that solely related to our mortgage lending operation. This means that changes in the fair value of our forward sales commitments will not necessarily be offset by corresponding changes in the fair value of our mortgage loans available for sale because the mortgage loans available for sale are recorded at the lower of cost or market. In the future, additional volatility may be introduced into our consolidated financial statements.
          To effectively measure and manage interest rate risk, we use sensitivity analysis to determine the impact on net market value of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by our executive management and our Board of Directors on an ongoing basis. We have traditionally managed our business to reduce our overall exposure to changes in interest rates. However, management has the latitude to increase our interest rate sensitivity position within certain limits if, in management’s judgment, the increase will enhance profitability. We manage our exposure to interest rates by hedging ourselves primarily from rising rates.
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
          The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2005 and 2004 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward of up to 100 basis points. The 2005 and 2004 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.
          The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single-family loans and MSRs. Further, this analysis is based on our interest rate exposure at December 31, 2005 and 2004, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
          There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with leverage, option, or prepayment risks. Also, we are affected by basis risk, which is the difference in repricing characteristics of similar term rate indices. As such, this analysis is not intended to be a precise forecast of the effect a change in market interest rates would have on us.
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

December 31, 2005					December 31, 2004

Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

+300	$1,022.4	7.10%	$(287.6)	(22.0)%	+ 300	$859.2	6.90%	$(378.4)	(30.6)%
+200	$1,166.3	7.93%	$(143.7)	(11.0)%	+ 200	$1,079.8	8.41%	$(157.8)	(12.8)%
+100	$1,277.7	8.54%	$(32.3)	(2.5)%	+ 100	$1,165.9	8.90%	$(71.7)	(5.8)%
Current	$1,310.0	8.64%	$—	—%	Current	$1,237.6	9.26%	$—	—%
-100	$1,192.2	7.83%	$(117.7)	(9.0)%	-100	$1,229.5	9.06%	$(8.1)	(0.7)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 8, 2006
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
          The consolidated financial statements as of and for the year ended December 31, 2005 included in this document have been audited by Virchow, Krause & Company, LLP, independent registered public accounting firm. The consolidated financial statements as of and for the years ended December 31, 2004 and 2003 were audited by Grant Thornton, LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversights Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.
          The Board of Directors’ responsibility for these consolidated financial statements is pursued mainly through its Audit Committee. The Audit Committee is composed entirely of directors who are not officers or employees of Flagstar Bancorp, Inc., meets periodically with the internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.
/s/ Mark T. Hammond
Mark T. Hammond
President and Chief Executive Officer
/s/ Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Flagstar Bancorp, Inc.
          We have audited the accompanying consolidated statement of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flagstar Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ Virchow, Krause & Company, LLP
Bingham Farms, Michigan
March 8, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Flagstar Bancorp, Inc.
          We have audited the accompanying consolidated statement of financial condition of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 3, the accompanying consolidated statement of financial condition as of December 31, 2004 and the consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2004 have been restated to reflect the effects of an understatement of state tax expense.
/s/ Grant Thornton LLP
Southfield, Michigan
March 21, 2005, except for Note 3
as to which the date is January 27, 2006

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands)

	At December 31,

	2005	2004
	2,2	As Restated

Assets
Cash and cash equivalents	$201,163	$168,442
Mortgage backed securities held to maturity — (fair value $1.4 billion and $21.9 million at December 31, 2005 and 2004, respectively)	1,414,986	20,710
Securities available for sale	26,148	—
Other investments	21,957	18,391
Loans available for sale	1,773,394	1,506,311
Loans held for investment	10,576,471	10,559,154
Less: allowance for loan losses	(39,140)	(38,318)

Loans held for investment, net	10,537,331	10,520,836

Total earning assets	13,773,816	12,066,248
Accrued interest receivable	48,399	35,047
Repossessed assets, net	47,724	37,823
Federal Home Loan Bank stock	292,118	234,845
Premises and equipment, net	200,789	180,095
Mortgage servicing rights, net	315,678	187,975
Other assets	195,743	232,539

Total assets	$15,075,430	$13,143,014

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$7,979,000	$7,379,655
Federal Home Loan Bank advances	4,225,000	4,090,000
Security repurchase agreements	1,060,097	—
Long term debt	207,497	104,427

Total interest-bearing liabilities	13,471,594	11,574,082
Accrued interest payable	41,288	28,145
Undisbursed payments on loans serviced for others	407,104	496,210
Escrow accounts	219,028	194,507
Liability for checks issued	23,222	18,941
Federal income taxes payable	75,271	22,947
Secondary market reserve	17,550	19,002
Other liabilities	48,490	60,226

Total liabilities	14,303,547	12,414,060
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized, 63,208,038 shares issued and outstanding at December 31, 2005; 61,357,614 shares issued and outstanding at December 31, 2004	632	614
Additional paid in capital	57,304	40,754
Accumulated other comprehensive income	7,834	5,343
Retained earnings	706,113	682,243

Total stockholders’ equity	771,883	728,954

Total liabilities and stockholders’ equity	$15,075,430	$13,143,014

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Years Ended December 31,

	2005	2004	2003
		As Restated	As Restated

Interest Income
Loans	$688,791	$559,902	$494,773
Mortgage-backed securities held to maturity	19,019	1,459	2,634
Other	853	2,076	5,661

Total interest income	708,663	563,437	503,068

Interest Expense
Deposits	253,292	167,765	138,625
FHLB advances	182,377	143,914	127,044
Security repurchase agreements	7,953	—	—
Other	18,771	28,467	42,813

Total interest expense	462,393	340,146	308,482

Net interest income	246,270	223,291	194,586
Provision for loan losses	18,876	16,077	20,081

Net interest income after provision for loan losses	227,394	207,214	174,505

Non-Interest Income
Loan fees and charges	12,603	18,003	17,440
Deposit fees and charges	16,918	12,125	7,006
Loan administration	8,761	30,097	(18,660)
Net gain on loan sales	63,580	77,819	360,740
Net gain on sales of mortgage servicing rights	18,157	91,740	67,302
Other fees and charges	39,429	26,337	32,049

Total non-interest income	159,448	256,121	465,877

Non-Interest Expense
Compensation and benefits	126,139	112,512	104,310
Occupancy and equipment	69,007	64,692	65,033
Communication	4,840	6,975	8,293
Other taxes	7,844	12,999	21,286
General and administrative	55,057	45,827	53,993

Total non-interest expense	262,887	243,005	252,915

Earnings before federal tax provision	123,955	220,330	387,467
Provision for federal income taxes	44,090	77,592	135,481

Net Earnings	$79,865	$142,738	$251,986

Earnings per share
Basic	$1.29	$2.34	$4.21
Diluted	$1.25	$2.22	$3.95
The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity

Previously reported balance at January 1, 2003	$592	$29,147	$—	$378,192	$407,931
Adjustment	—	—	—	(2,501)	(2,501)

Restated balance at January 1, 2003	592	29,147	—	375,691	405,430
Net earnings	—	—	—	251,986	251,986
Net unrealized gain on swaps used in cash flow hedges	—	—	2,173	—	2,173

Total comprehensive income	—	—	—	—	254,159
Issuance costs of Flagstar Capital Preferred Stock	—	(3,127)	—	—	(3,127)
Stock options exercised and grants issued, net	15	429	—	—	444
Tax benefit from stock-based compensation	—	8,945	—	—	8,945
Dividends paid ($0.50 per share)	—	—	—	(27,050)	(27,050)

Balance at December 31, 2003	607	35,394	2,173	600,627	638,801
Net earnings	—	—	—	142,738	142,738
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income	—	—	—	—	145,908
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004	614	40,754	5,343	682,243	728,954
Net earnings	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment	—	—	(1,335)	—	(1,335)
Net unrealized gain on swaps used in cash flow hedges	—	—	3,328	—	3,328
Net unrealized gain on securities available for sale	—	—	498	—	498

Total comprehensive income	—	—	—	—	82,356
Stock options exercised and grants issued, net	18	8,171	—	—	8,189
Tax benefit from stock-based compensation	—	8,379	—	—	8,379
Dividends paid ($0.90 per share)	—	—	—	(55,995)	(55,995)

Balance at December 31, 2005	$632	$57,304	$7,834	$706,113	$771,883

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,

	2005	2004	2003

		As Restated	As Restated
Operating Activities
Net earnings	$79,865	$142,738	$251,986
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	18,876	16,077	20,081
Depreciation and amortization	125,978	106,124	154,149
FHLB stock dividends	(5,035)	(9,909)	(6,167)
Net gain on the sale of assets	(1,623)	(2,608)	(3,787)
Net gain on loan sales	(63,580)	(77,819)	(360,740)
Net gain on sales of mortgage servicing rights	(18,157)	(91,740)	(67,302)
Proceeds from sales of loans available for sale	23,445,645	29,497,773	53,010,307
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(24,558,415)	(30,463,805)	(54,720,261)
Increase in accrued interest receivable	(13,352)	(7,013)	(1,701)
Decrease (increase) in other assets	45,379	(117,956)	54,659
Increase in accrued interest payable	13,143	7,817	3,478
Increase (decrease) liability for checks issued	4,281	(8,555)	(96,797)
Increase (decrease) in federal income taxes payable	49,696	(39,780)	(110)
Decrease in other liabilities	(16,656)	12,099	(73,325)

Net cash used in operating activities	(893,955)	(1,036,557)	(1,835,530)
Investing Activities
Net change in other investments	(3,566)	(4,247)	(2,378)
Change in mortgage backed securities held to maturity	71,478	9,968	8,432
Origination of portfolio loans, net of principal repayments	(666,145)	(1,476,858)	(299,500)
Purchase of Federal Home Loan Bank stock	(52,238)	(26,580)	(48,356)
Investment in unconsolidated subsidiary	3,095	3,102	—
Proceeds from the disposition of repossessed assets	39,078	42,845	48,707
Acquisitions of premises and equipment, net of proceeds	(51,337)	(49,112)	(43,257)
Increase in mortgage servicing rights	(328,954)	(318,028)	(497,340)
Proceeds from the sale of mortgage servicing rights	124,860	405,864	412,252

Net cash used in investing activities	(863,729)	(1,413,046)	(421,440)
Financing Activities
Net increase in deposit accounts	599,345	1,699,488	1,306,278
Net increase in security repurchase agreements	1,060,097	—	—
Issuance of junior subordinated debt	100,000	25,000	50,000
Redemption of preferred securities	—	(74,750)	—
Net increase in Federal Home Loan Bank advances	135,000	844,000	1,024,000
Net (decrease) increase in other long term debt	(25)	(25)	1,350
Net receipt (disbursement) of payments of loans serviced for others	(89,106)	20,949	(119,946)
Net (disbursement) receipt of escrow payments	24,521	2,224	36,235
Proceeds from the exercise of stock options	8,189	3,318	444
Net tax benefit for stock grants issued	8,379	2,049	8,945
Dividends paid to stockholders	(55,995)	(61,122)	(27,050)

Net cash provided by financing activities	1,790,405	2,461,131	2,280,256
Net increase in cash and cash equivalents	32,721	11,528	23,286
Beginning cash and cash equivalents	168,442	156,914	133,628

Ending cash and cash equivalents	$201,163	$168,442	$156,914

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$47,416	$39,692	$36,901

Total interest payments made on deposits and other borrowings	$449,250	$347,964	$305,005

Federal income taxes paid	$—	$119,500	$130,500

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$1,466,477	$—	$—

Mortgage loans available for sale transferred to held for investment	$883,119	$2,297,091	$2,613,355

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements
Note 1 – Nature of Business
          Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.1 billion in assets at December 31, 2005, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
          The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in single-family mortgages and other types of loans. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.
          The Company sells or securitizes most of the mortgage loans that it originates. The Company generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights (“MSRs”) are sometimes sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.
          The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Savings Association Insurance Fund (“SAIF”).
Note 2 – Summary of Significant Accounting Policies
          The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principles generally accepted in the United States.
Basis of Presentation and Consolidation
          The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with current accounting principles, our trust subsidiaries are not consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation.
          Accounting Research Bulletin 51 (“ARB 51”), Consolidated Financial Statements, requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Currently, all of the Company’s subsidiaries are wholly-owned.
          The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”), provides guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company has no consolidated VIE’s.
          The Company uses special-purpose entities (“SPE’s”), primarily securitization trusts, to diversify its funding sources. SPE’s are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Bank transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows. The Bank structures these SPEs to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.
          Where the Bank is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the balance sheet and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (“QSPE”). Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from the Bank’s creditors, the Company considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Bank currently services certain home equity loans and lines that were sold to a securitization trust.
Use of Estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
          Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.
Securities
          Investments in debt securities and certain equity securities with readily determinable fair values are accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires investments to be classified within one of three categories, trading, held to maturity or available for sale based on the type of security and management’s intent with regards to selling the security.
          Mortgage backed securities are classified as held to maturity because management has the positive intent and ability to hold these securities to maturity. Unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of earnings. Securities held to maturity are carried at amortized cost.
          Securities available for sale are carried at fair value with unrealized gains and unrealized losses deemed to be temporary being reported in other comprehensive income, net of tax. Any gains or losses realized upon the sale of a security or unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of earnings. The securities available for sale represent the non-investment grade residual interests in the home equity line of credit securitization.
          Other investments, which include certain investment in mutual funds that by their nature cannot be held to maturity are carried at fair value. Increases or decreases in fair value are recorded in earnings.
          Interest on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges on securities are determined using the specific-identification method.
Loans
          Loans are designated as held for investment or available for sale or securitization during the origination process. Loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future. Loans available for sale are carried at the lower of aggregate cost or estimated market value. Loans are stated net of deferred loan origination fees or costs. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Loan origination fees and certain direct origination costs associated with loans are deferred and amortized over the expected life of the loans as an adjustment to the yield using the interest method. Net unrealized losses on loans available for sale are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method.
Loan Sales and Securitizations
          Our recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.
          SFAS 140 requires, for certain transactions, a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The “true sale” analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The “true sale” analysis is not absolute and unconditional but rather contains provisions that make the transferor “bankruptcy remote”. Once the legal isolation of financial assets has been met and is satisfied under SFAS 140, other factors concerning the nature of the extent of the transferor’s control over the transferred financial assets are taken into account in order to determine if the de-recognition of financial assets is warranted, including whether the special purpose entity (“SPE”) has complied with rules concerning qualified special purpose entities.
          The Company is not eligible to become a debtor under the bankruptcy code. Instead, the insolvency of the Company is generally governed by the relevant provisions of the Federal Deposit Insurance Act and the FDIC’s regulations. However, the “true sale” legal analysis with respect to the Company is similar to the “true sale” analysis that would be done if the Company were subject to the bankruptcy code.
          The Company has obtained a legal opinion regarding the legal isolation of the transferred financial assets as part of the securitization process. The “true sale” opinion provides reasonable assurance that the transferred assets would not be characterized as property of the transferor in the event of insolvency and also states the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.
          The securitization process involves the sale of loans to our wholly-owned bankruptcy remote special purpose entity which then sells the loans to a separate, transaction-specific trust in exchange for considerations generated by the sale of the securities issued by the securitization trust. The securitization trust issues and sells debt securities to third party investors that are secured by payments on the loans. We have no obligation to provide credit support to either the third party investors or the securitization trust. Neither the third party investors nor the securitization trust generally have recourse to our assets or us and have no ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status, and if we are found to have breached a representation and warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trust. The securitization trust represents a “qualified special purpose entity”, which meets the certain criteria of SFAS 140, and therefore not consolidated for financial reporting purposes.
          In addition to the cash we receive from the sale or securitization of loans, we retain certain interests in the securitized assets. The retained interests include mortgage servicing rights (“MSR’s”), residual interest and an over collateralization account. The residuals are included in securities available for sale on the consolidated statement of financial condition.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          We retain the servicing function for securitized loans. As a servicer, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees.
          Transaction costs associated with the securitization process are recognized as a component of the gain or loss at the time of sale.
Delinquent Loans
          Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent, or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.
Allowance for Loan Losses
          The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loans held for investment portfolio as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but that have not been specifically identified.
          The Company performs a detailed credit quality review annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1 million are treated as impaired and given an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we typically utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.
          A portion of the allowance is allocated to the remaining commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.
          Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure (such as sub-prime loans and loans that are not salable on the secondary market because of collateral or documentation issues). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.
          Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses.
          As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
that are collateral dependent, the estimated fair value of the collateral may deviate significantly form the proceeds received when the collateral is sold.
Repossessed Assets
          Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction that were acquired through foreclosure. Repossessed assets are initially recorded at fair value, less estimated selling costs. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Company ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control.
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

Office buildings — 31.5 years
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
Mortgage Servicing Rights
          The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. Mortgage servicing rights (“MSRs”) are recognized as assets at the time a loan is sold on a servicing-retained basis. The capitalized cost of retained MSRs is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages.
          MSRs are periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon) and interest rate. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value, and is recognized through a valuation allowance.
          Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs, and the related valuation allowance, to change significantly in the future.
          From time to time the Company sells certain of its MSRs to investors. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Financial Instruments and Derivatives
          In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. Loans held for investment generate interest income and MSRs generate fee income. The value of these portfolios and the income they provide tends to be somewhat counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. With regard to the pipeline of mortgage loans held for sale, in general, the Company hedges these assets with forward commitments to sell Fannie Mae or Freddie Mac securities with comparable maturities and weighted-average interest rates. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities.
          Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”) requires that we recognize all derivative instruments on the balance sheet at fair value. If certain conditions are met, special hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment, referred to as a fair value hedge, or

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.
          In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions. Derivatives that are non-designated hedges, as defined in SFAS 133 are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships. During the fourth quarter of 2005, we derecognized all fair value hedges and consequently have no fair value hedges outstanding at December 31, 2005.
Security Repurchase Agreements
          Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate.
Trust Preferred Securities
          As of December 31, 2005, the Company sponsored seven trusts, of which 100% of the common equity is owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in these consolidated financial statements. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.
          The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement and are not convertible into any other securities of the Company.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The trusts are variable interest entities under accounting principles generally accepted in the United States of America and are not consolidated. The Company’s investment in the common stock of these trusts is included in other assets in the Company’s consolidated statement of financial condition. The trust preferred securities held by the trusts qualify as Tier 1 capital under current banking regulations.
Secondary Market Reserve
          We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.
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
Advertising Costs
          Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $7.5 million, $10.2 million, and $12.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Stock-Based Compensation
          The Company has adopted the disclosure requirements permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), for transactions entered into during 1996 and thereafter. The Company elected to remain with the former method of accounting (“APB 25”) and has made the pro forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS 123 had been adopted. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In December 2004,

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation. See — Recently Issued Accounting Standards for the timing and impact on the Company.
          At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 30. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost related to the Stock Option Plan is reflected in net earnings, as all options granted under the Stock Option Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the Years Ended December 31,

	2005	2004	2003
		As Restated	As Restated

Net Earnings	$79,865	$142,738	$251,986
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,540	2,885	3,283

Pro forma net earnings	$75,325	$139,853	$248,703

Basic earnings per share
As reported	$1.29	$2.34	$4.21

Pro forma	$1.21	$2.29	$4.16

Diluted earnings per share
As reported	$1.25	$2.22	$3.95

Pro forma	$1.18	$2.18	$3.90

          The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003, respectively: dividend yield of 4.80%, 4.89% and 2.20%; expected volatility of 45.28%, 28.33%, and 57.25%; a risk-free rate of 3.80%, 3.16%, and 2.84%; an expected life of 5 years; and a fair value per option of $5.86, $9.79 and $6.37.
          During the fourth quarter of 2005 and in response to the upcoming change in the accounting treatment of stock awards as required by SFAS 123R, see Recently Issued Accounting Standards below, the Company accelerated the vesting of its unvested and “out-of-the-money” stock options awarded to its employees, executive members and Board members under its stock option plan. The acceleration applied only to unvested options with an exercise price of $19.35 per share or higher. The options considered to be “out-of-the-money” have exercise prices greater than the Company’s stock closing sales price on November 29, 2005, which was $15.20 per share. Outstanding unvested options that are “in-the-money” were not subject to acceleration and will continue to vest on their normal schedule. As a result of the acceleration, options to purchase 829,899 shares of Flagstar common stock, which would otherwise have vested over the next four years, became fully vested. These options represent approximately 24% of the total options outstanding. The total weighted average exercise price per share is $22.16.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Recently Issued Accounting Standards
          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Further, it clarifies which interest-only strips and principal-only strips are not subject to SFAS 133 requirements. It also establishes a requirement to evaluate interests in securitized financial assets to identify interest in freestanding derivatives and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Last, it eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. We will be required to adopt this standard in 2007. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          December 2005, the FASB staff issued FSP SOP 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. This FSP recognizes that certain loan products (e.g., loans subject to significant payment increases, negatively amortizing loans and loans with high loan-to-value ratios) may increase a reporting entity’s exposure to credit risk, that may result in a concentration of credit risk as defined in SFAS No. 107. Disclosures about Fair Value of Financial Instruments that requires separate disclosure within the financial statements. The FSP was effective immediately and the disclosures required have been presented in Note 27.
          In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This position provides additional guidance when a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary with a loss recognized in the statement of earnings. The statement also gives guidance on accounting and disclosure requirements on unrealized losses that have not been recognized as other-than-temporary impairments. We have applied the guidance in this FSP in 2005. The adoption of this standard was not material to our financial condition, results of operation or liquidity.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. This changes the requirements for the accounting for and reporting of a change of accounting principle. It applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143, which clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity which the time and or the method of settlement are conditional upon a future event that may or may not be in control of the entity. The entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The standard is required to be adopted beginning in 2006. The adoption of this standard is not expected to have a material impact on financial condition, results of operations or liquidity.
          In March 2005, the Securities Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 expresses the views of the SEC regarding the interaction between SFAS No. 123R, Accounting for Stock Based Compensation and certain SEC rules and regulations and provides their view regarding share-based payment arrangements for public companies. This statement focuses on share-based payments with non-employees, transition from non-public entity status to public status, valuation methods and first time adoption of SFAS 123R during an interim period. The adoption of this standard in conjunction with SFAS 123R is not expected to have a material impact on financial condition, results of operations or liquidity.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          In December 2004, the FASB issued FASB No. 123R, Accounting for Stock-Based Compensation. SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the statement of earnings based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted, and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R will apply to awards granted or modified after January 1, 2006 or any unvested awards outstanding at December 31, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The future effect of the adoption of the new accounting principle on results of operations will depend on the level of future option grants, the vesting period for those grants, and the fair value of the options granted at such future date. Existing options that are scheduled to vest after the adoption date are expected to result in additional compensation expense of approximately $1.3 million in 2006.
Note 3 – Restatement of Previously Issued Financial Statements
          We identified errors in the computation of our state tax liabilities, which resulted in the understatement of our state tax accrual by an aggregated amount of $9.1 million and a corresponding overstatement of net earnings of $5.9 million. The Company has restated the consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 to reflect the portion of this adjustment affecting those years. Consistent with our policy on presentation, certain prior period amounts have been reclassified to conform to the current period presentation.
          The impact of these restatements on the consolidated financial statements are summarized below (in thousands):

	2004

	Previously
Consolidated Statement of Financial Condition:	Reported	Adjustment	As Restated

Federal income taxes payable	$26,115	$(3,168)	$22,947
Other liabilities	$51,175	$9,051	$60,226
Total liabilities	$12,408,177	$5,883	$12,414,060
Retained earnings	$688,126	$(5,883)	$682,243
Total stockholders’ equity	$734,837	$(5,883)	$728,954

	2004

	Previously		As
Consolidated Statement of Earnings:	Reported	Adjustment	Restated

Other taxes	$11,436	$1,563	$12,999
Total non-interest expense	$241,442	$1,563	$243,005
Earnings before federal income tax provision	$221,893	$(1,563)	$220,330
Provision for federal income taxes	$78,139	$(547)	$77,592
Net Earnings	$143,754	$(1,016)	$142,738
Earnings per share
Basic	$2.35	$(0.01)	$2.34
Diluted	$2.24	$(0.02)	$2.22

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued

	2004

	Previously		As
Regulatory Capital:	Reported	Adjustment	Restated

Tangible Capital:
Capital	$810,088	$(5,883)	$804,205
Capital %	6.2%	—	6.1%
Tier One Capital:
Capital	$810,088	$(5,883)	$804,205
Capital %	6.2%	—	6.1%
Tier One Risked-Based Capital:
Capital	$810,088	$(5,883)	$804,205
Capital %	10.5%	—	10.4%
Total Risked-Based Capital:
Capital	$848,306	$(5,883)	$842,423
Capital %	11.0%	—	11.0%

	2004

	Previously
Segment Reporting:	Reported	Adjustment	As Restated

Banking segment:
Earnings before federal income tax provision	$135,099	$(19)	$135,080
Home lending segment:
Earnings before federal income tax provision	$86,794	$(1,544)	$85,250

	2003

	Previously
Consolidated Statement of Earnings:	Reported	Adjustment	As Restated

Other taxes	$17,646	$3,640	$21,286
Total non-interest expense	$249,275	$3,640	$252,915
Earnings before federal income tax provision	$391,107	$(3,640)	$387,467
Provision for federal income taxes	$136,755	$(1,274)	$135,481
Net Earnings	$254,352	$(2,366)	$251,986
Earnings per share
Basic	$4.25	$(0.04)	$4.21
Diluted	$3.99	$(0.04)	$3.95

	2003

	Previously
Segment Reporting:	Reported	Adjustment	As Restated

Banking segment:
Earnings before federal income tax provision	$100,447	$—	$100,447
Home lending segment:
Earnings before federal income tax provision	$290,660	$(3,640)	$287,020

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 4 – Mortgage-Backed Securities Held to Maturity
          The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as held-to-maturity (in thousands):

	December 31,

	2005	2004

Amortized cost	$1,414,986	$20,710
Gross unrealized holding gains	—	1,239
Gross unrealized holding losses	4,346	—

Estimated fair value	$1,410,640	$21,949

          The mortgage-backed securities have contractual maturities ranging from 2006 through 2035. Actual maturities will differ from contractual maturities because the underlying mortgages may be prepaid without penalties.
          At December 31, 2005 $1.2 billion of these mortgage-backed securities were pledged as collateral for interest rate swaps and security repurchase agreements. At December 31, 2004, $2.9 million of these mortgage-backed securities were pledged as collateral for interest rate swaps.
          At December 31, 2005, unrealized losses in mortgage-backed securities held to maturity amounted to $4.3 million. Management does not believe that any individual unrealized loss as of December 31, 2005 represents other-than-temporary impairment. Such unrealized losses are less than twelve months in duration. The unrealized losses are attributable to changes in interest rates in relation to their amortized cost basis. Management has both the intent and ability to hold the securities to maturity.
Note 5 – Securities Available for Sale
          At December 31, 2005, the Company had recorded $26.1 million in residual interest as a result of the private securitization of $600.0 million in home equity line of credit loans. These residual interests are required to be accounted for as available for sale securities.
Note 6 – Other Investments
          Other investments are summarized as follows at December 31, (in thousands):

	2005		2004

	Amortized	Fair	Amortized	Fair
Type	Cost	Value	Cost	Value

Mutual Funds	$21,328	$21,328	$17,751	$17,751
U.S. Treasury Bonds	629	629	640	640

Total	$21,957	$21,957	$18,391	$18,391

          The Company has invested in these securities because of interim investment strategies in trust subsidiaries; collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $529,000 and $540,000 are pledged as collateral in association with the issuance of certain trust preferred securities at December 31, 2005 and 2004, respectively.
Note 7 – Loans Available for Sale
          At December 31, 2005, the Company had $1.8 billion in loans that it held available for sale. These loans include $1.7 billion of mortgage loans and $0.1 billion of consumer loans. These loans had a fair value equal to $1.8 billion. The majority of these loans were originated or acquired during the fourth quarter of 2005. At December 31, 2004, the Company had $1.5 billion in mortgage loans available for sale. The loans at

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
December 31, 2004, had a fair value of $1.5 billion. No consumer loans were held available for sale at December 31, 2004.
Note 8 – Loans Held for Investment
          Loans held for investment are summarized as follows (in thousands):

	December 31,

	2005	2004

Mortgage loans	$8,248,897	$8,693,768
Second mortgage loans	700,492	196,518
Commercial real estate loans	995,411	751,730
Construction loans	65,646	67,640
Warehouse lending	146,694	249,291
Consumer loans	410,920	591,107
Commercial loans	8,411	9,100

Total	10,576,471	10,559,154
Less allowance for loan losses	(39,140)	(38,318)

Total	$10,537,331	$10,520,836

          Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Balance, beginning of period	$38,318	$37,828	$39,389
Provision charged to earnings	18,876	16,077	20,081
Charge-offs, net of recoveries	(18,054)	(15,587)	(21,642)

Balance, end of period	$39,140	$38,318	$37,828

          Loans on which interest accruals have been discontinued totaled approximately $64.5 million at December 31, 2005 and $57.0 million at December 31, 2004. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $4.1 million, $3.7 million, and $4.1 million during 2005, 2004, and 2003, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2005 and 2004.
          A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.
          Impaired loans at December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Impaired loans with no allowance for loan losses allocated	$27,876	$5,811	$1,440
Impaired loans with allowance for loan losses allocated	6,556	708	3,152

Total impaired loans	$34,432	$6,519	$4,592

Amount of the allowance allocated to impaired loans	$1,618	$691	$1,811
Average investment in impaired loans	$27,048	$5,903	$5,376
Cash-basis interest income recognized during impairment	$2,099	—	—
          No additional funds are committed to be advanced in connection with impaired loans. Those impaired loans not requiring an allowance represent loans for which the fair value exceeded the recorded investments in

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
such loans. At December 31, 2005, substantially all of the total impaired loans were evaluated based on fair value of related collateral.
Note 9 – Securitization Activity
          During the fourth quarter of 2005, the Company sold and securitized one pool of home equity line of credit loans. The home equity securitization was structured to achieve sale treatment in accordance with SFAS No. 140, and as a result the loans were removed from the consolidated statement of financial condition, a net gain on sale was recognized and a retained interest was recorded. Proceeds from the securitization amounted to $596.3 million. We recognized a pretax gain of $14.1 million and retained interests of approximately $26.2 million. Transaction costs in the amount of $2.2 million were expensed in conjunction with the sale. The Company receives annual servicing fees equal to a percentage of the outstanding principal balance of the loans being serviced and also retains the right to cash flows remaining after payment to investors in accordance with contractual obligations.
          Key economic assumptions used in measuring the value of retained interests resulting from the securitization completed in 2005, and accounted for as a sale, were as follows:

	Prepayment	Projected Credit
	Speed (CPR)	Losses	Discount Rate

Flagstar Home Equity Loan Trust Series 2005-1	40%	1.25%	15%
          Key economic assumptions and the sensitivity of retain interests to immediate adverse changes in those assumptions follows. These sensitivities are hypothetical. Changes in fair value based on ten percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumptions. In reality, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities, (in thousands):

		Prepayment	Projected	Discount
	Fair Value	Speed	Credit Losses	Rate

Residual asset as of December 31, 2005	$26,148	40%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$2,090	$374	$815
Impact on fair value of 20% adverse change of assumptions		$4,059	$749	$1,593
Servicing asset as of December 31, 2005	$2,755	40%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$206	N/A	$51
Impact on fair value of 20% adverse change of assumptions		$398	N/A	$101
Note 10 – FHLB Stock
          The Company’s investment in FHLB stock totaled $292.1 million and $234.8 million at December 31, 2005 and 2004, respectively. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. Dividends received on the stock equaled $10.7 million, $9.9 million, and $8.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 11 – Repossessed Assets
          Repossessed assets include the following (in thousands):

	December 31,

	2005	2004

One-to-four family properties	$40,687	$37,458
Commercial properties	7,037	365

Repossessed assets, net	$47,724	$37,823

Note 12 – Premises and Equipment
          Premises and equipment balances are as follows (in thousands):

	December 31,

	2005	2004

Land	$56,646	$38,303
Office buildings	120,406	109,554
Computer hardware and software	123,598	115,645
Furniture, fixtures and equipment	61,314	47,312
Automobiles	294	350

Total	362,258	311,164
Less accumulated depreciation	(161,469)	(131,069)

	$200,789	$180,095

          Depreciation expense amounted to approximately $30.7 million, $30.1 million, and $31.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
          The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $9.8 million, $9.9 million, and $9.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The following outlines the Company’s minimum contractual lease obligations as of December 31, 2005 (in thousands):

2006	$5,741
2007	3,814
2008	2,586
2009	1,614
2010	993
Thereafter	2,203
	16	0

Total	$16,951
	16	0

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 13 – Mortgage Servicing Rights
          Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans at December 31, 2005 and 2004 are summarized as follows (in thousands):

	December 31,

Mortgage loans serviced for:	2005	2004

FHLMC and FNMA	$27,941,451	$20,829,556
FHLBI	303,807	230,637
GNMA	821,947	291,828
Flagstar Home Equity Trust	579,752	—
Other investors	1,131	2,703

Total	$29,648,088	$21,354,724

          Not included in the above totals are $5.0 billion and $9.1 billion of mortgage loans at December 31, 2005 and 2004, respectively, that are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.
          Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $537.7 million and $627.1 million at December 31, 2005 and 2004 respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.
          The following is an analysis of the changes in the book value of the Company’s mortgage servicing rights (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Balance, beginning of period	$187,975	$260,128	$230,756
Capitalization	328,954	318,028	497,340
Sales	(106,703)	(314,124)	(344,950)
Amortization	(94,548)	(76,057)	(123,018)

Balance, end of period	$315,678	$187,975	$260,128

          At December 31, 2005 and 2004 the estimated fair value of the mortgage loan servicing portfolio was $421.1 million and $257.0 million, respectively. At December 31, 2005, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.65%; (2) an anticipated loan prepayment rate of 22.9% CPR; and (3) servicing costs per conventional loan of $40 and $55 for each government or adjustable-rate loan.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 14 — Deposit Accounts
          The deposit accounts are as follows (in thousands):

	December 31,

	2005	2004

Demand accounts	$374,816	$376,506
Savings accounts	239,215	884,117
Money Market Demand Accounts	781,087	859,573
Certificates of deposit	3,450,450	2,056,608

Total retail deposits	4,845,568	4,176,804
Municipal deposits	1,353,633	1,264,225
National accounts	1,779,799	1,938,626

Total deposits	$7,979,000	$7,379,655

          At December 31, 2005, municipal deposits included $1.3 billion of certificates of deposit with maturities typically less than one year and $70.7 million in checking and savings accounts. At December 31, 2004, municipal deposits included $1.2 billion of certificates of deposit and $103.2 million in checking and savings accounts.
          Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2005 and 2004, were approximately $1.1 billion and $407.8 million, respectively.
          The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.4 billion and $1.7 billion at December 31, 2005 and 2004, respectively. The following table indicates the schedule maturities for certificates of deposit with a minimum denomination of $100,000 (in thousands):

	2005	2004

Three months or less	$1,222,304	$853,002
Over three months to six months	406,848	258,081
Over six months to twelve months	422,837	199,195
One to two years	190,948	198,134
Thereafter	168,267	239,267

Total	$2,411,204	$1,747,679

          The following table indicates the scheduled maturities of the Company’s certificates of deposit by acquisition channel as of December 31, 2005 (in thousands):

	Consumer		National
	Direct	Municipal	accounts	Total

Twelve months or less	$2,451,169	$1,258,703	$709,149	$4,419,021
One to two years	554,094	23,222	690,225	1,267,541
Two to three years	255,858	1,014	252,835	509,707
Three to four years	129,879	—	127,590	257,469
Four to five years	46,877	—	—	46,877
Thereafter	12,573	—	—	12,573

Total	$3,450,450	$1,282,939	$1,779,799	$6,513,188

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 15 – FHLB Advances
          The portfolio of FHLB advances includes fixed rate term advances, floating rate daily adjustable advances, and fixed rate putable advances. The following is a breakdown of the advances outstanding (in thousands):

	December 31,

	2005		2004

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating rate daily advances	$766,000	4.18%	$620,000	1.95%
Fixed rate putable advances	700,000	4.49	1,120,000	5.15
Fixed rate term advances	2,759,000	3.69	2,350,000	3.53

Total	$4,225,000	3.91%	$4,090,000	3.74%

          The portfolio of putable FHLB advances we hold, which matures in 2011, may be called by the FHLB if LIBOR reaches 7.50%. The corresponding level of this LIBOR index was at 4.54% at December 31, 2005.
          The following indicates certain information related to the FHLB advances (in thousands):

	For the Years Ended December 31,

	2005	2004	2003

Maximum outstanding at any month end	$5,373,279	$4,097,000	$3,320,000
Average balance	4,742,079	3,631,851	2,711,119
Average interest rate	3.85%	3.96%	4.69%
          The Company has the authority and approval from the FHLB to utilize a total of $6.75 billion in collateralized borrowings. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.
          The following outlines the Company’s FHLB advance maturity dates as of December 31, 2005 (in millions):

2006	$1,625
2007	750
2008	700
2009	50
2010	400
Thereafter	700

Total	$4,225

Note 16 – Security Repurchase Agreements
          At December 31, 2005, security repurchase agreements amounted to $1.1 billion. The Company began entering into these agreements during the fourth quarter of 2005. The maximum borrowings outstanding under these agreements at any month end amounted to $1.1 billion. The weighted-average borrowing rate on repurchase agreements outstanding as of December 31, 2005 was 4.32%. These repurchase agreements have maturities of less than six months.
          At December 31, 2005, repurchase agreements were collateralized by $1.2 billion of mortgage-backed securities held to maturity.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 17 – Long Term Debt
          The following table presents long-term debt at December 31, (in thousands):

	2005	2004

Junior subordinated notes related to trust preferred securities
Floating 3 month LIBOR plus 3.25%(1) (7.40% and 5.8% at December 31, 2005 and 2004, respectively), matures 2032	$25,774	$25,774
Fixed 6.55%(2), matures 2033	25,774	25,774
Fixed 6.75%(2), matures 2033	25,780	25,780
Floating 3 month LIBOR plus 2.00% (6.15% at December 31, 2005), matures 2034	25,774	25,774
Floating 3 month LIBOR plus 2.00% (6.15% at December 31, 2005), matures 2035	25,774	—
Fixed 6.47%(3), matures 2035	51,547	—
Floating 3 month LIBOR plus 1.50%(4) (4.15% at December 31, 2005), matures 2035	25,774	—

Subtotal	206,197	103,102
Other Debt
Fixed 7.00% due 2013	1,300	1,325

Total long-term debt	$207,497	$104,427

(1)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007. The securities are callable after December 26, 2007.

(2)	After five years the rate converts to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable after February 26, 2008 and March 26, 2008.

(3)	After five years the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable after March 31, 2010.

(4)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 4.33% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR. The swap matures on October 7, 2010. The securities are callable after October 7, 2010.
          The following table presents the aggregate annual maturities of long-term debt obligations (based on final maturity dates) at December 31, 2005 (in thousands):

2006	$25
2007	25
2008	25
2009	25
2010	25
Thereafter	207,372

Total	$207,497

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 18 – Federal Income Taxes
          Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the Years Ended December 31,

	2005	2004	2003
		As Restated -	As Restated

Income from operations	$44,090	$77,592	$135,481
Stockholders’ equity, for the tax benefit from stock-based compensation	(8,379)	(2,049)	(8,945)
Stockholders’ equity, for the tax effect of other comprehensive income	1,340	1,779	1,170

	$37,051	$77,322	$127,706

          Components of the provision for federal income taxes from operations consist of the following (in thousands):

	For the Years Ended December 31,

	2005	2004	2003
		As Restated-	As Restated

Current provision (benefit)	$(12,342)	$99,462	$118,854
Deferred provision (benefit)	56,432	(21,870)	16,627

	$44,090	$77,592	$135,481

          The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the Years Ended December 31,

	2005	2004	2003
		As Restated -	As Restated

Provision at statutory federal income tax rate	$43,384	$77,115	$135,614
Increase (decrease) resulting from other, net	706	477	(133)

Provision at effective federal income tax rate	$44,090	$77,592	$135,481

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The details of the net tax liability are as follows (in thousands):

	December 31,

	2005	2004

		As Restated
Deferred tax assets:
Allowance for loan and other losses	$22,758	$23,564
Non-accrual interest	1,101	1,119
Purchase accounting valuation adjustments	50	45
Reserve for foreclosure losses	3,535	3,381
Mark-to-market adjustments on earning assets	—	696
Deferred compensation plan	—	3,301
Deferred gain on termination of hedge	683	1,427
Restatement of state tax expense	3,168	3,168
Restatement of accrued interest	5,931	5,931
Vacation pay	1,386	1,649
Other	1,251	558

	39,863	44,839

Deferred tax liabilities:
Mark-to-market adjustments on earning assets	(3,164)	—
Mark-to-market adjustments-HELOCS	(268)	—
Mark-to-market adjustment — forward commitments	(1,306)	(2,321)
Unrealized hedging gains	(4,669)	(2,877)
Deferred loan costs and fees	(5,693)	(6,484)
Premises and equipment	(5,131)	(5,143)
Mortgage loan servicing rights	(109,523)	(65,792)
Federal Home Loan Bank stock dividends	(7,533)	(5,627)
HELOC securitization	(4,473)	—
Other	(19)	(19)

	(141,779)	(88,263)

Net deferred tax liability	(101,916)	(43,424)
Current federal income taxes receivable (payable)	26,645	20,477

Income taxes payable	$(75,271)	$(22,947)

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 19 – Secondary Market Reserve
          The following table shows the activity in the secondary market reserve during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Balance, beginning of period,	$19,002	$10,254	$9,084
Provision
Charged to gain on sale for current loan sales	5,328	5,932	10,696
Charged to other fees and charges for changes in estimates	7,156	18,105	3,464

Total	12,484	24,037	14,160
Charge-offs, net	(13,936)	(15,289)	(12,990)

Balance, end of period	$17,550	$19,002	$10,254

          Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves going forward.
Note 20 – Employee Benefit Plans
          The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $14,000 for 2005, $13,000 for 2004 and $12,000 for 2003. Beginning in 2003, participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $4,000, $3,000, and $2,000 for 2005, 2004, and 2003, respectively. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,000. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2005, 2004, and 2003 were approximately $3.3 million, $3.2 million, and $3.5 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.
          Prior to March 31, 2005, the Company offered a deferred compensation plan to employees. The deferred compensation plan allowed employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remained the property of the Company. The Company had invested $9.3 million in Company Owned Life Insurance (“COLI”) in order to offset its liability in its deferred compensation program at December 31, 2004. The Company had a deferred liability to the participants of the compensation plan totaling $9.4 million at December 31, 2004. The Company discontinued this compensation plan March 31, 2005.
Note 21 – Contingencies and Commitments
          The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that settlement of such litigation will not have a material effect on the Company’s financial condition.
          A substantial part of the Company’s business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking civil statutory and actual damages and rescission under the federal Truth in Lending Act, as well as remedies for alleged violations of various state unfair trade practices laws restitution or unjust enrichment in connection with certain mortgage loan transactions.
          The Company has a substantial mortgage loan servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
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
          While the Company has had various claims similar to those discussed above asserted against it, management does not expect the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.
          A summary of the contractual amount of significant commitments is as follows (in thousands):

	December 31,

	2005	2004

Commitments to extend credit:
Mortgage Loans	$1,644,000	$1,586,000
Commercial	185,000	94,000
Other	60,000	84,000
          Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for commercial and mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with SFAS 133. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the statement of financial condition as either an other asset or other liability. The commitments related to mortgage loans and commercial real estate loans are included in mortgage loans and commercial loans in the above table.
          The credit risk associated with loan commitments is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer.
Note 22 – Regulatory Capital Requirements
          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.
          Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the Office of Thrift Supervision (“OTS”), requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          As of December 31, 2005 and 2004, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy -		Corrective Action

	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Tangible capital (to tangible assets)	$941,957	6.3%	$225,670	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	941,957	6.3%	451,340	3.0%	$752,333	5.0%
Tier I capital (to risk weighted assets)	924,461	10.7%	N/A	N/A	520,301	6.0%
Total capital (to risk weighted assets)	961,864	11.1%	643,727	8.0%	867,159	10.0%
As of December 31, 2004 — As Restated
Tangible capital (to tangible assets)	$804,205	6.1%	$196,773	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	804,205	6.1%	393,546	3.0%	$655,909	5.0%
Tier I capital (to risk weighted assets)	804,205	10.4%	N/A	N/A	463,176	6.0%
Total capital (to risk weighted assets)	842,423	11.0%	617,568	8.0%	771,960	10.0%
Note 23 – Accumulated Other Comprehensive Income
          The following table sets forth the ending balance in accumulated other comprehensive income for each component at December 31:

	2005	2004	2003
	-

	(In thousands)
Net gain on interest rate swap extinguishment	$1,268	$2,650	$—
Net unrealized gain on derivatives used in cashflow hedges	6,068	2,693	2,173
Net unrealized gain on securities available for sale	498	—	—

Ending balance	$7,834	$5,343	$2,173

          The following table sets forth the changes to other comprehensive income and the related tax effect for each component at December 31 (in thousands):

	2005	2004	2003

Gain (reclassified to earnings) on interest rate swap extinguishment	$(2,054)	$4,077	$—
Related tax expense	719	(1,427)	—
Unrealized gain on derivatives used in cashflow hedges	5,119	872	3,343
Related tax expense	(1,792)	(352)	(1,170)
Unrealized gain on securities available for sale	767	—	—
Related tax expense	(268)	—	—

Change	$2,491	$3,170	$2,173

          On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
swaps. The Company will reclassify into earnings after-tax $1.2 million and $0.1 million in 2006, and 2007, respectively.
Note 24 – Concentrations of Credit
          Properties collateralizing mortgage loans held for investment were geographically disbursed throughout the United States. As of December 31, 2005, approximately 11.6% of these properties are located in Michigan (measured by principal balance), and another 48.2% were located in the states of California (24.9%), Florida (13.7%), Washington (5.1%), and Colorado (4.5%). No other state contains more than 3% of the properties collateralizing these loans.
Note 25 – Related Party Transactions
          The Company has and expects to have in the future, transactions with the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit, and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2005, the balance of the loans attributable to directors and principal officers totaled $4.5 million, with the unused lines of credit totaling $10.3 million. At December 31, 2004, the balance of the loans attributable to directors and principal officers totaled $1.3 million, with the unused lines of credit totaling $9.6 million. During 2005 and 2004, the Company purchased $35.8 million and $76.9 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.
Note 26 – Derivative Financial Instruments
          We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which require us to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2005 and 2004:
          FNMA, FHLMC and other forward contracts
          Interest rate swap agreements
          Rate lock commitments
          Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset loan commitment mark-to-market gains and losses recognized as a component of gain on sale. The Bank recognized pre-tax losses of $2.9 million, $357,000 and $10.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
          We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of the years ended December 31, 2005 and 2004, the net fair market value adjustment on our interest rate swap agreements on an after-tax basis was $5.4 million and $2.7 million, respectively, which was recorded as a component of accumulated other comprehensive income. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements continue to be met.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps. During 2005, $1.3 million was recognized in earnings.
          The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same statement of earnings captions as effective changes when such material ineffectiveness occurs. The Company has not recognized gains or losses due to ineffectiveness in earnings, due to immateriality.
          We had the following derivative financial instruments as of December 31, 2005 and 2004

	As of December 31, 2005

	Notional	Fair	Expiration
	Amounts	Value	Dates
	4 -

	(Dollars in thousands)
Mortgage Banking Derivatives:
Rate lock commitments	$1,342,000	$8,362	2006
Forward agency and loan sales	1,643,620	(4,145)	2006
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	9,599	2006-2010

	As of December 31, 2004

	Notional	Fair	Expiration
	Amounts	Value	Dates
	4 -

	(Dollars in thousands)
Mortgage Banking Derivatives:
Rate lock commitments	$1,586,000	$8,723	2005
Forward agency and loan sales	1,893,000	(3,614)	2005
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	275,000	4,215	2005-2008
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
Note 27 – Fair Value of Financial Instruments
          The Company is required to disclose the fair value information about financial instruments, whether or not recognized in the consolidated statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many cases; the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.
          The fair value estimates presented herein are based on relevant information available to management as of December 31, 2005 and 2004. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.
          The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value:
          Cash and cash equivalents. The carrying amount of cash and cash equivalents approximates fair value.
          Securities available for sale. The carrying amount of the securities available for sale approximates fair value.
          Loans receivable. This portfolio consists of mortgages available for sale and held for investment, collateralized commercial lines of credit, commercial real estate loans, builder development project loans, consumer credit obligations, and single-family home construction loans. Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans and mortgage-backed securities is based on the fair value of obligations with similar credit characteristics.
          Other investments. The carrying amount of other investments approximates fair value.
          FHLB stock. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. The recorded value, therefore, is the fair value.
          Deposit Accounts. The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for certificates of deposits with similar remaining maturities.
          FHLB Advances. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.
          Security Repurchase Agreements. The carrying amount of the repurchase agreements approximates fair value.
          Long Term Debt. The carrying amount of the long term debt approximates fair value.
          Derivative Financial Instruments. The fair value of forward sales contracts, interest rate swaps and fixed-rate commitments to extend credit are based on current market prices.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$201,163	$201,163	$168,442	$168,442
Securities available for sale	26,148	26,148	—	—
Loans available for sale	1,773,394	1,780,258	1,506,311	1,518,546
Loans held for investment and mortgage-backed securities	11,991,457	11,950,105	10,579,864	10,706,770
FHLB stock	292,118	292,118	234,845	234,845
Other investments	21,957	21,957	18,391	18,391
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,395,618)	(1,395,618)	(2,120,196)	(1,964,906)
Certificates of deposit	(3,450,450)	(3,429,063)	(2,056,608)	(2,067,102)
Municipal deposits	(1,353,133)	(1,351,218)	(1,264,225)	(1,257,320)
National certificates of deposit	(1,779,799)	(1,748,185)	(1,938,626)	(1,928,233)
FHLB advances	(4,225,000)	(4,181,458)	(4,090,000)	(4,108,635)
Security repurchase agreements	(1,060,097)	(1,060,049)	—	—
Long term debt	(207,497)	(207,497)	(104,427)	(104,427)
Derivative Financial Instruments:
Forward delivery contracts	(4,145)	(4,145)	(3,614)	(3,614)
Commitments to extend credit	8,362	8,362	8,723	8,723
Interest rate swaps	9,599	9,599	4,215	4,215
          Additionally, we have identified the following loan products underlying our assets whose contractual terms may give rise to a concentration of credit risk and increase our exposures to risk of nonpayment or realization:

a.	Hybrid or ARM loans that are subject to future payment increases

b.	Option power ARM loans that permit negative amortization

c.	Loans under a. or b. above with loan-to-value ratios above 80%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The following table details the unpaid principal balance of these loans at December 31, 2005.

Held for Investment
Portfolio Loans

(In thousands)
Amortizing hybrid ARMs
3/1 ARM	$989,786
5/1 ARM	1,700,277
7/1 ARM	99,448
Interest only hybrid ARMs
3/1 ARM	1,228,378
5/1 ARM	2,144,104
7/1 ARM	423
Option power ARMs	698,309
All other ARMs	755,885

$7,616,610

          Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Amount

(In thousands)
Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$500,392
> 90%< = 100%	309,817
>100%	11,129

$821,338

Note 28 – Segment Information
          The Company’s operations are broken down into two business segments: home lending and banking. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          Following is a presentation of financial information by business segment for the period indicated.

	For the Year Ended December 31, 2005

		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(In thousands)
Net interest income	$185,276	$60,994	$—	$246,270
Net gain on sale revenue	—	81,737	—	81,737
Other income	55,813	21,898	—	77,711
Total net interest income and non-interest income	241,089	164,629	—	405,718
Earnings before federal income taxes	123,726	229	—	123,955
Depreciation and amortization	10,139	115,112	—	125,251
Capital expenditures	32,764	18,633	—	51,397
Identifiable assets	14,176,340	2,379,090	(1,480,000)	15,075,430
Inter-segment income (expense)	42,375	(42,375)	—	—

	For the Year Ended December 31, 2004

		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(In thousands)
As Restated
Net interest income	$175,403	$47,888	$—	$223,291
Net gain on sale revenue	—	169,559		169,559
Other income	63,227	23,335	—	86,562
Total net interest income and non-interest income	238,630	240,782	—	479,412
Earnings before federal income taxes	135,080	85,250	—	220,330
Depreciation and amortization	6,810	99,303	—	106,113
Capital expenditures	18,431	30,664	—	49,095
Identifiable assets	12,136,082	2,245,932	(1,239,000)	13,143,014
Inter-segment income (expense)	25,475	(25,475)	—	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued

	For the Year Ended December 31, 2003

		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(In thousands)
As Restated
Net interest income	$166,060	$28,526	$—	$194,586
Net gain on sale revenue	—	428,042		428,042
Other income	42,519	(4,684)	—	37,835
Total net interest income and non-interest income	208,579	451,884	—	660,463
Earnings before federal income taxes	100,447	287,020	—	387,467
Depreciation and amortization	7,023	147,111	—	154,134
Capital expenditures	18,671	23,872	—	42,543
Identifiable assets	8,455,552	3,347,695	(1,250,001)	10,553,246
Inter-segment income (expense)	12,327	(12,327)	—	—
          Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.
Note 29 – Earnings Per Share
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation (in thousands):

	Year Ended December 31, 2005

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$79,865	62,128	$1.29
Effect of options	—	1,882	(0.04)

Diluted earnings	$79,865	64,010	$1.25

          In 2005, the Company had 837,449 options that were classified as anti-dilutive and were excluded from the EPS calculations.
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation (in thousands):

	Year Ended December 31, 2004

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	As Restated		As Restated
Basic earnings	$142,738	61,057	$2.34
Effect of options	—	3,115	(0.12)

Diluted earnings	$142,738	64,172	$2.22

          In 2004, the Company had 501,300 options that were classified as anti-dilutive and were excluded from the EPS calculations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share calculation (in thousands):

	Year Ended December 31, 2003

	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

	As Restated		As Restated
Basic earnings	$251,986	59,811	$4.21
Effect of options	—	3,920	(0.26)

Diluted earnings	$251,986	63,731	$3.95

          In 2003, the Company had 207,000 options that were classified as anti-dilutive and were excluded from the EPS calculations.
Note 30 – Stock Option and Purchase Plans, and other Compensation Plans
          In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of common stock.
Stock Option Plan
          The purpose of the Stock Option Plan (“Option Plan”) is to provide an additional incentive to directors and employees by facilitating their purchase of Common Stock. The Option Plan has a term of 10 years from the date of its approval in April 1997, after which no awards may be made. The Option Plan was amended in 1999, 2002, and 2005.
          The following table summarizes the activity that occurred in the years ended December 31, 2005, 2004 and 2003:

	Weighted
	Average	Number
	Exercise Price	of Options

Options outstanding at January 1, 2003	$5.84	5,441,174
Granted	14.64	1,099,094
Exercised	4.13	(1,033,951)
Canceled	8.41	(80,447)

Options outstanding at December 31, 2003	7.87	5,425,870
Granted	22.55	332,920
Exercised	4.19	(686,117)
Canceled	11.59	(111,144)

Options outstanding at December 31, 2004	9.34	4,961,529
Granted	20.50	372,792
Exercised	4.17	(1,788,354)
Canceled	15.64	(128,601)

Options outstanding at December 31, 2005	$13.20	3,417,366

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
          The following information pertains to the stock options issued pursuant to the Option Plan but not exercised at December 31, 2005:

		Weighted
		Average	Number
	Number of Options	Remaining	Exercisable at
	Outstanding at	Contractual	December 31,
Grant Price	December 31, 2005	Life (years)	2005

$1.76	153,515	4.50	153,515
1.96	11,250	2.00	11,250
4.32	11,000	2.05	11,000
4.77	7,200	2.70	7,200
5.01	324,916	3.57	324,916
5.29	113,651	3.49	113,651
6.06	7,200	3.13	7,200
11.80	1,181,931	4.66	913,981
12.27	769,254	7.21	492,722
15.23	11,000	9.92	—
19.35	11,429	9.50	11,429
19.42	7,000	3.54	7,000
20.02	10,500	9.17	10,500
20.06	7,500	8.11	7,500
20.73	339,863	9.08	339,863
22.68	287,456	8.11	287,456
24.72	162,701	7.50	162,701

	3,417,366		2,861,884

          At December 31, 2004 and 2003, the number of exercisable options was 2,918,471 and 1,557,629, respectively. At December 31, 2005, 2004 and 2003, options available for future grants were 5,685,646, 591,887 and 792,645, respectively.
Stock Purchase Plan
          Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2005, 2004 and 2003, respectively, the Company incurred expenses of approximately $82,100, $81,200, and $43,900 on the Purchase Plan. This Purchase Plan was terminated as of December 31, 2005.
Incentive Compensation Plan
          The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Company’s Board of Directors. Each year they decide which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2005, 2004 and 2003 all members of the executive management team were included in the Incentive Plan. The Company incurred expenses of $2.2 million, $3.7 million, and $5.4 million on the Incentive Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Stock Incentive Plan
          Under the 2000 Stock Incentive Plan (“Stock Incentive Plan”), participants are issued common shares of the Company stock as compensation. The Company incurred expenses of approximately $2.9 million, $750,000, and $2.8 million on the Stock Incentive Plan, during 2005, 2004 and 2003, respectively. The Stock Incentive Plan was approved by the Company’s Board of Directors on June 19, 2000 and amended in 2005.
Note 31 – Quarterly Financial Data (Unaudited)
          The following table represents summarized data for each of the quarters in 2005, 2004, and 2003 (in thousands, except earnings per share data) certain per share results have been adjusted to conform to the 2005 presentation:

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$163,125	$166,111	$185,391	$194,035
Interest expense	97,916	107,670	124,617	132,191

Net interest income	65,209	58,441	60,774	61,844
Provision for loan losses	6,246	2,903	3,690	6,036

Net interest income after provision for loan losses	58,963	55,538	57,084	55,808
Loan administration	5,945	1,669	(1,913)	3,060
Net gain on loan sales	9,577	32,348	3,426	18,229
Net gain on MSR sales	4,248	2,262	492	11,155
Other non-interest income	15,792	18,590	18,763	15,806
Non-interest expense	63,723	67,074	63,229	68,862

Earning before federal income tax provision	30,802	43,333	14,623	35,196
Provision for federal income taxes	11,024	15,533	5,163	12,369

Net earnings	$19,778	$27,800	$9,460	$22,827

Basic earnings per share	$0.32	$0.45	$0.15	$0.36

Diluted earnings per share	$0.31	$0.43	$0.15	$0.36

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

As Restated
Interest income	$130,841	$140,214	$140,818	$151,564
Interest expense	79,864	80,893	84,914	94,475

Net interest income	50,977	59,321	55,904	57,089
Provision for loan losses	9,302	3,603	3,172	—

Net interest income after provision for loan losses	41,675	55,718	52,732	57,089
Loan administration	8,232	5,589	9,760	6,516
Net gain on loan sales	38,633	11,705	25,989	1,492
Net gain on MSR sales	21,785	37,248	15,734	16,973
Other non-interest income	9,431	16,497	16,883	13,654
Non-interest expense	62,769	63,728	59,900	56,608

Earnings before federal income tax provision	56,987	63,029	61,198	39,116
Provision for federal income taxes	20,284	22,093	21,461	13,754

Net earnings	$36,703	$40,936	$39,737	$25,362

Basic earnings per share	$0.60	$0.68	$0.65	$0.42

Diluted earnings per share	$0.57	$0.65	$0.62	$0.40

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

As Restated
Interest income	$122,728	$124,265	$133,539	$122,536
Interest expense	71,238	75,239	81,494	80,511

Net interest income	51,490	49,026	52,045	42,025
Provision for losses	7,887	6,772	3,355	2,067

Net interest income after provision for losses	43,603	42,254	48,690	39,958
Loan administration	(25,609)	(13,056)	7,462	12,543
Net gain on loan sales	90,113	155,399	92,670	22,558
Net gain on MSR sales	1,261	320	44,619	21,102
Other non-interest income	11,876	12,302	12,296	20,021
Non-interest expense	58,481	66,399	66,873	61,162

Earnings before federal income tax provision	62,763	130,820	138,864	55,020
Provision for federal income taxes	22,028	45,832	48,681	18,940

Net earnings	$40,735	$84,988	$90,183	$36,080

Basic earnings per share	$0.69	$1.43	$1.50	$0.59

Diluted earnings per share	$0.65	$1.33	$1.41	$0.57

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Note 32 – Holding Company Only Financial Statements
          The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(In thousands)

	December 31,

	2005	2004

		As Restated
Assets
Cash and cash equivalents	$12,830	$2,324
Investment in subsidiaries	973,404	828,149
Other assets	3,740	2,085

Total assets	$989,974	$832,558

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$206,197	$103,102

Total interest paying liabilities	206,197	103,102
Due to subsidiaries	9,481	—
Other liabilities	2,413	502

Total liabilities	218,091	103,604
Stockholders’ Equity
Common stock	632	614
Additional paid in capital	57,304	40,754
Accumulated other comprehensive income	7,834	5,343
Retained earnings	706,113	682,243

Total stockholders’ equity	771,883	728,954

Total liabilities and stockholders’ equity	$989,974	$832,558

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Earnings
(In thousands)

	For the Years Ended December 31,

	2005	2004	2003

		As Restated	As Restated
Income
Dividends from subsidiaries	$22,200	$136,900	$24,000
Interest	335	1,430	1,515

Total	22,535	138,330	25,515
Expenses
Interest	10,662	8,835	13,107
General and administrative	2,015	3,707	1,683

Total	12,677	12,542	14,790

Earnings before undistributed earnings of subsidiaries	9,858	125,788	10,725
Equity in undistributed earnings of subsidiaries	65,695	13,061	236,615

Earnings before federal income tax benefit	75,553	138,849	247,340
Federal income tax benefit	(4,312)	(3,889)	(4,646)

Net earnings	$79,865	$142,738	$251,986

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements – continued
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,

	2005	2004	2003

		As Restated	As Restated
Operating Activities
Net earnings	$79,865	$142,738	$251,986
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings	(65,695)	(13,061)	(236,615)
Change in other assets	(667)	2,815	(1,130)
Provision for deferred tax benefit	—	4	1,154
Change in other liabilities	11,043	52	(2,542)

Net cash provided by operating activities	24,546	132,548	12,853
Investing Activities
Net change in other investments	11	11	10
Net change in investment in subsidiaries	(77,719)	(25,667)	(47,634)

Net cash used in investment activities	(77,708)	(25,656)	(47,624)
Cash Flows From Financing Activities
Proceeds from the issuance of junior subordinated debentures	103,095	25,774	51,554
Redemption of junior subordinated debentures	—	(77,062)	—
Proceeds from exercise of stock options and grants issued	8,189	3,318	444
Tax benefit from stock options exercised	8,379	2,049	8,945
Dividends paid	(55,995)	(61,122)	(27,050)

Net cash provided by (used in) financing activities	63,668	(107,043)	33,893

Net increase (decrease) in cash and cash equivalents	10,506	(151)	(878)
Cash and cash equivalents at beginning of period	2,324	2,475	3,353

Cash and cash equivalents at end of period	$12,830	$2,324	$2,475

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On June 13, 2005, we were informed by Grant Thornton LLP (“Grant Thornton”), our independent registered public accounting firm, that Grant Thornton had resigned as our independent registered public accounting firm. The reports of Grant Thornton on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with our audits for each of the two most recent fiscal years and through June 13, 2005, there were no disagreements between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference thereto in its report on the financial statements for such years.
          During the two most recent fiscal years and through June 13, 2005, there have been no reportable events (as outlined in Regulation S-K Item 304(a)(1)(v)), other than as follows:

•	In Item 9A of our 2004 Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 23, 2005, Management’s Annual Report on the Internal Control over Financial Reporting stated, and Grant Thornton’s report on internal controls reiterated, that because of the material weaknesses disclosed in those reports, our internal control over financial reporting was not effective as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We reported six material weaknesses in our system of internal control over financial reporting, which are more fully described in Item 9A of our 2004 Form 10-K and can be summarized as including: (i) deficiencies related to our accounting for derivative activities; (ii) deficiencies related to recording of accrued interest receivable; (iii) deficiencies related to the documentation of the evaluation of the appropriateness of accounting estimates; (iv) deficiencies surrounding the recording of non-routine journal entries; (v) deficiencies related to validation and evaluation of data; and (vi) deficiencies related to company- level controls.

•	In Item 4 of our Quarterly Report on Form 10-Q, which we filed with the Securities and Exchange Commission on May 10, 2005 (the “Form 10-Q”), we reported that based upon a review and evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005, our principal executive and financial officers concluded that our disclosure controls and procedures, as designed and implemented, were operating effectively as of that date. Grant Thornton informed us that management’s conclusion regarding disclosure controls may have been materially misstated. After further consideration of Grant Thornton’s views, we decided to amend the Form 10-Q to report that our principal executive and financial officers determined that the disclosure controls and procedures were not effective as of March 31, 2005.
          Discussions concerning the aforementioned reportable events occurred between representatives of Grant Thornton and our Audit Committee.
          On August 5, 2005, the Audit Committee of our Board of Directors engaged Virchow, Krause & Company, LLP (“Virchow Krause”) as our independent registered public accounting firm. During the two most recent fiscal years and through August 5, 2005, we did not consult with Virchow Krause with respect to (i) the application of accounting principles to any transaction, either contemplated or proposed, (ii) the type of audit opinion that might be rendered on our financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          We are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the Exchange Act), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives, and that our management’s duties require it to make its best judgment regarding the design of our disclosure controls and procedures.
          As of December 31, 2005, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively because of the identification of a material weakness as described below.
Management’s Report on Internal Control Over Financial Reporting
          Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
          Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          Under SEC rules, management may assess its internal control over financial reporting as effective if there are no identified material weaknesses at the reporting date. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the material weakness in our internal control over financial reporting as of December 31, 2005 described below.
          We did not maintain effective controls over the accounting for our state taxes. Specifically, we did not maintain effective controls over the accuracy and completeness of the filing of state tax returns, the accrual for state taxes and the related state tax expense. We determined that we had not appropriately assessed nexus in certain states in which we operated. That inappropriate assessment resulted in the understatement of the accrual for state taxes as well as state tax expense. These control deficiencies resulted in the restatement of our consolidated financial statements for 2004, 2003 and 2002.
          As a result of the material weakness described above, our management concluded that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the criteria established by COSO.
          Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Virchow, Krause & Company, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Plans to Correct Material Weakness
          In response to the identified material weakness, our management, with oversight from our audit committee, has dedicated significant resources, including the engagement of external consultants to support management’s efforts to remedy the identified material weakness.
          Management has, among other things:

•	Begun a search for a new tax department head.

•	Initiated the development of an expanded tax department.

•	Engaged an independent registered public accounting firm (“accounting firm”) to assist in performing a nexus study in order to identify the appropriate states in which we owe taxes. This study was completed in early January 2006.

•	Engaged the above noted accounting firm to assist in the preparation of the appropriate state tax returns for the applicable years. Such engagement is currently ongoing.

•	Engaged the above noted accounting firm to assist in developing appropriate procedures to ensure that controls surrounding state taxes are adequate on an ongoing basis. Such procedures have been identified and are expected to be implemented in 2006.
          We believe that the foregoing actions will improve our internal control over financial reporting, as well as our disclosure controls and procedures. While management believes that the material weakness described above can be remediated in 2006, there can be no assurance that such weakness will be remediated or that other material weaknesses will not be identified.
Changes in Internal Control Over Financial Reporting
          Prior Year Material Weaknesses. As of December 31, 2004, we did not maintain effective controls over financial reporting because of the following material weaknesses:

•	Deficiencies related to our accounting for derivative activities. Our recording of the disposal of certain derivatives designated as cash flow hedges failed to result in recording the transactions appropriately. Management did not appropriately assess the accounting treatment and therefore recorded the transaction in error. As such, we overstated our fourth quarter and annual earnings by approximately $0.04 per share in our January 24, 2005 press release. A subsequent press release dated March 11, 2005 was issued by us to correct the previous announcement.

•	Deficiencies related to recording of accrued interest receivable. Our internal controls surrounding the calculation and review of accrued interest on mortgage loans were determined to be inadequate. As a result, accrued mortgage interest receivable recorded on our financial statements did not agree with the appropriately calculated balance. Based on our internal control testing and an internal investigation, we determined that this issue dated back a number of years and resulted in a restatement of our financial statements.

•	Deficiencies related to the documentation of the evaluation of the appropriateness of accounting estimates. During the quarterly and year-end close process for 2004, we determined that controls around the documentation and review supporting change in estimate relating to certain significant transactions were inadequate.

•	Deficiencies surrounding the recording of non-routine journal entries. We determined that the documentation of controls surrounding the recording of non-routine journal entries was inadequate.

•	Deficiencies related to validation and evaluation of data. We determined that controls over the validation and evaluation of data used to support certain transactions and estimates, such as the valuation of interest rate lock commitments, was inadequate.

•	Deficiencies related to company-level controls. We believed that the above noted deficiencies may have resulted from weaknesses such as (i) certain personnel lacking sufficient expertise in U.S. GAAP, (ii) inadequately trained employees, such as personnel who performed certain accounting functions that relied heavily on supervisors to identify problems and errors, (iii) lack of communication between certain departments, (iv) internal audit’s failure to address certain issues identified in the internal controls testing and (v) security around user access rights to certain application systems.

          Additional Controls and Enhanced Procedures. During 2005, we implemented a number of remediation measures to address the material weaknesses described above. These measures included the following:

•	Deficiencies related to our accounting for derivative activities. We have implemented an ongoing continuing education program for accounting personnel which include derivatives. Certain accounting personnel with direct involvement in the accounting for and recording of derivative activity have attended specific continuing education on derivatives and hedging. During the year, the accounting department has improved its interaction with the secondary marketing department, which is responsible for certain derivative activities. Additionally, during the year we appointed a Chief Accounting Officer to, among other things, review the accounting treatment of complex and non-routine accounting transactions.

•	Deficiencies related to recording of accrued interest receivable. We refined our processes related to the calculation and recording of accrued interest on mortgage loans. This refinement included the development and utilization of system generated reports which were enhanced throughout the year to identify and properly handle the accrual of interest on past due accounts.

•	Deficiencies related to the documentation of the evaluation of the appropriateness of accounting estimates. We have enhanced our documentation of significant accounting estimates. Specifically, we have improved our processes and our documentation of several of our critical accounting policies. Further, any significant changes to significant accounting estimates are reviewed and approved by our Chief Accounting Officer or our Chief Financial Officer. Specifically, our enhancements in the area of significant accounting estimates were implemented to, among other things, help with the communication between departments in order to ensure that estimates are reasonable and determined in accordance with U.S. GAAP and within the expectations of the affected operating departments.

•	Deficiencies surrounding the recording of non-routine journal entries. We have enhanced our documentation of our non-routine journal entries. We implemented procedures that outlined what are considered to be non-routine entries. Such entries generally require that either our Chief Accounting Officer or our Chief Financial Officer review and approve all non-routine journal entries. Further, we engaged an independent registered public accounting firm to assist us with respect to non-routine transactions and entries.

•	Deficiencies related to validation and evaluation of data. We implemented controls over the validation and evaluation of data used to support certain transactions and estimates including the valuation of interest rate lock commitments.

•	Deficiencies related to company-level controls. We began implementation of an accounting system wide automation process to reduce manual processes. We have added a number of experienced personnel in the accounting department and have appointed a Chief Accounting Officer. We established a financial internal audit department as a separate unit from the operational, regulatory and compliance internal audit functions. We hired additional financial internal auditors. We established a separate project management office for Sarbanes-Oxley compliance, reporting directly to the Chief Financial Officer. This office is charged with assisting us in making compliance with Sarbanes-Oxley a process throughout the Company. We established a Sarbanes-Oxley Steering Committee which is chaired by the Chief Financial Officer and includes the membership of the Chief Legal Counsel, Chief Technology Officer, Chief Accounting Officer and the Chief Executive Officer. We engaged an independent registered accounting firm to review our Sarbanes-Oxley processes and assist us in compliance. We added significant experience and expertise to our audit committee. We established a formal disclosure committee made up of key personnel. This committee is responsible for review of all periodic SEC filings. We developed a comprehensive program to review, evaluate and improve security covering user access rights to certain critical applications. Additionally, we began development and implementation of a comprehensive ongoing continuing education program for accounting and certain other personnel. We engaged an independent registered public accounting firm to present continuing education on a variety of relevant subjects to our entire accounting staff. We also supplement this in-house training with industry specific training for personnel that are involved in some of our more complex accounting transactions.

          Management believes that implementation of these actions have remediated the material weaknesses described above.
          Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Flagstar Bancorp, Inc.
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Flagstar Bancorp, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness over the accounting for state taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Flagstar Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of Flagstar Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the Office of Thrift Supervision Instructions for Thrift Financial Reports. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: in its assessment as of December 31, 2005, management determined that it did not have adequate controls with respect to accounting for state taxes. The insufficient controls resulted in a restatement of the Company’s consolidated financial statements as described in Note 3 to these financial statements to controls over accounting for state taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 8, 2006 on those consolidated financial statements. We do not express an opinion or any other form of assurance on management’s statements referred to in “Management’s Plan to Correct Material Weakness.”
          In our opinion, management’s assessment that Flagstar Bancorp, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Flagstar Bancorp, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ Virchow, Krause & Company, LLP
Bingham Farms, Michigan
March 8, 2006

ITEM 9B. OTHER INFORMATION
          None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information required by this Item 10 is hereby incorporated by reference to the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.
          We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics can be found on our web site, which is located at www.flagstar.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website.
          We have also adopted Corporate Governance Guidelines and charters for the Audit Committee, Compensation Committee, and Nominating Corporate Governance Committee and copies are available at http://www.flagstar.com or upon written request for stockholders to Flagstar Bancorp, Inc., Attn: Paul Borja, CFO, 5151 Corporate Drive, Troy, MI 48098. None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.
          In 2005, the Company’s Chief Executive Officer provided to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION
          The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2005 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          (a)(1) and (2) — Financial Statements and Schedules
          The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements at page 50 of this annual report on Form 10-K.
          (3)  — Exhibits
          The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description
3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference)
3	.2*	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 24, 2005, and incorporated herein by reference)
10	.1(a)*+	Form of Employment Agreements separately entered into between the Company and each of Messrs. Thomas Hammond, Mark Hammond, Mr. Rondeau and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(a) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.1(b)* +	Form of Employment Agreements separately entered into between Flagstar Bank, FSB and each of Messrs. Thomas Hammond, Mark Hammond, Mr. Rondeau and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(b) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.2*+	Flagstar Bancorp, Inc. 1997 Deferred Compensation Plan (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.3*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.4*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.5*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employee Stock Acquisition Plan (previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.7*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.8*+	Employment Agreement between the Company, Flagstar Bank, FSB, and Paul D. Borja effective as of May 25, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005, and incorporated herein by reference)
10	.9*+	Consulting Agreement between Flagstar Bank, FSB and Michael W. Carrie effective as of June 21, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 22, 2005, and incorporated herein by reference)
10	.10*+	Employment Agreement between Flagstar Bank, FSB and Joel D. Murray effective as of July 6, 2004 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference)
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report

Exhibit No.	Description
14	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics
21	List of Subsidiaries of the Company.
23	Consent of Virchow, Krause and & Company, LLP
23.1	Consent of Grant Thornton LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551
*     Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement
          Flagstar Bancorp, Inc., will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to “Paul Borja, CFO” at the address of the principal executive offices set forth on the cover of this Annual Report on Form 10-K.
          (b) — Exhibits. See Item 15(a)(3) above.
          (c) — Financial Statement Schedules. See Item 15(a)(2) above.
[Remainder of page intentionally left blank.]

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND

Mark T. Hammond
President and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2006.

	SIGNATURE	TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Director and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, Jr.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ MICHAEL LUCCI SR Michael Lucci Sr.	Director

By:	/s/ ROBERT W. DEWITT Robert W. DeWitt	Director

By:	/s/ FRANK D’ANGELO Frank D’Angelo	Director

By:	/s/ B. BRIAN TAUBER B. Brian Tauber	Director

By:	/s/ JAY J. HANSEN Jay J. Hansen	Director

EXHIBIT INDEX

Exhibit No.		Description
3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference)
3	.2*	Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 24, 2005, and incorporated herein by reference)
10	.1(a)*+	Form of Employment Agreements separately entered into between the Company and each of Messrs. Thomas Hammond, Mark Hammond, Mr. Rondeau and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(a) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.1(b)* +	Form of Employment Agreements separately entered into between Flagstar Bank, FSB and each of Messrs. Thomas Hammond, Mark Hammond, Mr. Rondeau and Mrs. Hammond and Mrs. Anderson (previously filed as Exhibit 10.1(b) to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.2*+	Flagstar Bancorp, Inc. 1997 Deferred Compensation Plan (previously filed as Exhibit 10.5 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.3*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.4*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.5*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employee Stock Acquisition Plan (previously filed as Exhibit 10.3 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.7*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.8*+	Employment Agreement between the Company, Flagstar Bank, FSB, and Paul D. Borja effective as of May 25, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 10, 2005, and incorporated herein by reference)
10	.9*+	Consulting Agreement between Flagstar Bank, FSB and Michael W. Carrie effective as of June 21, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 22, 2005, and incorporated herein by reference)
10	.10*+	Employment Agreement between Flagstar Bank, FSB and Joel D. Murray effective as of July 6, 2004 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference)
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report
14		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause and Company, LLP
23.1		Consent of Grant Thornton LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer

Exhibit No.	Description
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551
*  Incorporated herein by reference
+ Constitutes a management contract or compensation plan or arrangement