Form 10-Q
period 2006-03-31
FLAGSTAR BANCORP INC
filed 2006-05-05
CIK 1033012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     As of May 3, 2006, 63,501,802 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD – LOOKING STATEMENTS
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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions; (4) general economic conditions, either national or in the states in which the Company does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Registrant are as follows:
Consolidated Statements of Financial Condition — March 31, 2006 (unaudited) and December 31, 2005.
Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2006 and 2005.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the three months ended March 31, 2006 (unaudited) and for the year ended December 31, 2005.
Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2006 and 2005.
Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands)

	At March 31,	At December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$246,915	$201,163
Mortgage-backed securities held to maturity (fair value $1.4 billion and $1.4 billion at March 31, 2006 and December 31, 2005, respectively)	1,384,691	1,414,986
Securities available for sale	20,616	26,148
Other investments	23,293	21,957
Loans available for sale	2,442,616	1,773,394
Loans held for investment	9,834,132	10,576,471
Less: allowance for loan losses	(39,520)	(39,140)

Loans held for investment, net	9,794,612	10,537,331

Total earning assets	13,665,828	13,773,816
Accrued interest receivable	47,362	48,399
Repossessed assets, net	59,570	47,724
Federal Home Loan Bank stock	292,118	292,118
Premises and equipment, net	207,412	200,789
Mortgage servicing rights, net	321,167	315,678
Other assets	211,086	195,743

Total assets	$15,051,458	$15,075,430

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$8,208,435	$7,979,000
Federal Home Loan Bank advances	3,844,000	4,225,000
Security repurchase agreements	1,103,536	1,060,097
Long term debt	207,497	207,497

Total interest-bearing liabilities	13,363,468	13,471,594

Accrued interest payable	42,225	41,288
Undisbursed payments on loans serviced for others	421,354	407,104
Escrow accounts	270,593	219,028
Liability for checks issued	18,577	23,222
Federal income taxes payable	84,803	75,271
Secondary market reserve	18,000	17,550
Other liabilities	49,354	48,490

Total liabilities	14,268,374	14,303,547

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized; 63,487,777 and 63,208,038 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	635	632
Additional paid in capital	60,165	57,304
Accumulated other comprehensive income	6,783	7,834
Retained earnings	715,501	706,113

Total stockholders’ equity	783,084	771,883

Total liabilities and stockholders’ equity	$15,051,458	$15,075,430

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended
	March 31,
	2006	2005
	(Unaudited)
Interest Income
Loans	$171,773	$162,689
Mortgage-backed securities held to maturity	17,152	282
Other	2,374	154

Total interest income	191,299	163,125

Interest Expense
Deposits	75,217	52,962
FHLB advances	39,973	41,052
Security repurchase agreements	13,496	—
Other	3,938	3,902

Total interest expense	132,624	97,916

Net interest income	58,675	65,209
Provision for loan losses	4,063	6,246

Net interest income after provision for loan losses	54,612	58,963

Non-Interest Income
Loan fees and charges	1,611	2,622
Deposit fees and charges	4,811	3,577
Loan administration	4,355	5,945
Net gain on loan sales	17,084	9,577
Net gain on sales of mortgage servicing rights	8,586	4,248
Net loss on securities available for sale	(3,557)	—
Other fees and charges	9,731	9,593

Total non-interest income	42,621	35,562

Non-Interest Expense
Compensation and benefits	36,274	30,718
Occupancy and equipment	16,887	16,397
Communication	1,224	1,553
Other taxes	2,029	2,068
General and administrative	11,656	12,987

Total non-interest expense	68,070	63,723

Earnings before federal income taxes	29,163	30,802
Provision for federal income taxes	10,253	11,024

Net Earnings	$18,910	$19,778

Net earnings per share – basic	$0.30	$0.32

Net earnings per share – diluted	$0.29	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at January 1, 2005	$614	$40,754	$5,343	$682,243	$728,954

Net earnings	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment	—	—	(1,335)	—	(1,335)
Net unrealized gain on swaps used in cash flow hedges	—	—	3,328	—	3,328
Net unrealized gain on securities available for sale	—	—	498	—	498

Total comprehensive income	—	—	—	—	82,356
Stock options exercised and grants issued, net	18	8,171	—	—	8,189
Tax benefit from stock-based compensation	—	8,379	—	—	8,379
Dividends paid ($0.90 per share)	—	—	—	(55,995)	(55,995)

Balance at December 31, 2005	632	57,304	7,834	706,113	771,883
(Unaudited)
Net earnings	—	—	—	18,910	18,910
Reclassification of gain on swap extinguishment	—	—	(334)	—	(334)
Net unrealized gain on swaps used in cash flow hedges	—	—	885	—	885
Net unrealized loss on securities available for sale	—	—	(1,602)	—	(1,602)

Total comprehensive income	—	—	—	—	17,859
Stock options exercised and grants issued, net	3	2,705	—	—	2,708
Tax benefit from stock-based compensation	—	156	—	—	156
Dividends paid ($0.15 per share)	—	—	—	(9,522)	(9,522)

Balance at March 31, 2006	$635	$60,165	$6,783	$715,501	$783,084

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	For the three months ended
	March 31,
	2006	2005
	(Unaudited)
Operating Activities
Net earnings	$18,910	$19,778
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	4,063	6,246
Depreciation and amortization	31,618	23,179
FHLB stock dividends	—	(2,503)
Net gain on the sale of assets	(106)	(468)
Net gain on loan sales	(17,084)	(9,577)
Net gain on sales of mortgage servicing rights	(8,586)	(4,248)
Net loss on securities available for sale	3,557	—
Proceeds from sales of loans available for sale	3,895,767	5,536,829
Originations and repurchase of mortgage loans available for sale, net of principal repayments	(3,963,205)	(6,367,277)
Decrease (increase) in accrued interest receivable	1,037	(3,348)
(Increase) decrease in other assets	(13,982)	30,155
Increase (decrease) in accrued interest payable	937	(2,413)
Decrease in the liability for checks issued	(4,645)	(436)
Increase in federal income taxes payable	7,119	10,510
Increase (decrease) in other liabilities	1,314	(2,307)

Net cash used in operating activities	(43,286)	(765,880)

Investing Activities
Net change in other investments	(1,336)	(1,179)
Change in mortgage backed securities held to maturity	29,558	1,757
Origination of portfolio loans, net of principal repayments	133,615	(289,173)
Purchases of Federal Home Loan Bank stock	—	(12,801)
Investment in unconsolidated subsidiaries	—	2,321
Proceeds from the disposition of repossessed assets	10,693	10,389
Acquisitions of premises and equipment, net of proceeds	(13,715)	(8,332)
Increase in mortgage servicing rights	(46,368)	(72,968)
Proceeds from the sale of mortgage servicing rights	25,560	33,977

Net cash provided by (used in) investing activities	138,007	(336,009)

Financing Activities
Net increase in deposit accounts	229,435	365,026
Net increase in security repurchase agreements	43,439	—
Issuance of junior subordinated debt	—	75,000
Net (decrease) increase in Federal Home Loan Bank advances	(381,000)	648,000
Net receipt (disbursement) of payments of loans serviced for others	14,250	(8,226)
Net receipt of escrow payments	51,565	44,730
Proceeds from the exercise of stock options	2,708	1,627
Net tax benefit for stock grants issued	156	—
Dividends paid to stockholders	(9,522)	(15,363)

Net cash (used in) provided by financing activities	(48,969)	1,110,794

Net increase (decrease) in cash and cash equivalents	45,752	(8,905)
Beginning cash and cash equivalents	201,163	168,442

Ending cash and cash equivalents	$246,915	$177,347

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$22,317	$10,855

Total interest payments made on deposits and other borrowings	$131,687	$100,329

Federal income taxes paid	$—	$—

Mortgage loans available for sale transferred to held for investment	$91,539	$365,482

Mortgage loans held for investment transferred to available for sale	$674,263	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
          Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is a New York Stock Exchange – listed company (NYSE: FBC) headquartered in Troy, Michigan which serves as the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.1 billion in assets at March 31, 2006, Flagstar is the largest publicly traded savings bank headquartered in the Midwest.
          The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in various types of loans. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.
          The Company sells or securitizes most of the mortgage loans that it originates. The Company generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights (“MSRs”) generate loan administration income for the Company and are periodically sold by the Company as loans are originated (“flow basis”) or after a sufficient amount of MSRs have been accumulated (“bulk basis”) in transactions separate from the sale of the underlying mortgages. The Company may also retain loans for its own portfolio as part of its asset growth and retail bank strategies and to receive the interest spread between interest-earning assets and interest-paying liabilities.
          The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC.
Note 2. Basis of Presentation
          The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with current accounting principles, our trust subsidiaries are not consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation.
          The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Form 10-K can be found on the Company’s Investor Relations web page at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
Servicing of Financial Assets
          In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value rather than relative fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities if they are being measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Companies are required to immediately adopt the initial measurement provision of the standard which requires the initial recording of these servicing assets and liabilities, at fair value. The Company is required to adopt all other provisions of this statement beginning in 2007, although earlier adoption was permitted in 2006 prior to its filing of this Form 10-Q. The Company has not adopted SFAS No. 156 for 2006 except for the initial measurement provision. Had the fair value measurement method under this standard been adopted on January 1, 2006, the Company’s retained earnings would have increased by approximately $68 million, net of tax. Management does not expect the standard to have a material impact on liquidity.
Note 4. Stock-Based Compensation
          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R eliminated the alternative to use the intrinsic method of accounting permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.
          On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on their fair values. Prior to SFAS No. 123R, only certain pro forma disclosures of share-based payments were required. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified after January 1, 2006 and to any unvested awards outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. During the fourth quarter of 2005, the Company accelerated the vesting of 829,899 options that had exercise prices at or above $19.35 (the then-market price of the Company’s stock was $15.20) but would have otherwise vested after December 31, 2005. This allowed the Company to avoid approximately $3 million in future compensation expense, before tax effects.
          At March 31, 2006, the Company had two stock-based employee compensation plans. Prior to the adoption of SFAS No. 123R, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25. The Company reported all tax benefits resulting from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $0.2 million for the three months ended March 31, 2006.
          The fair value concepts were not changed significantly in SFAS No. 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use both the Black-Scholes option pricing model and the straight-line method of amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes model if additional information in the future indicates another model would be more appropriate at that time, or if grants issued in future periods have characteristics that could not be reasonably estimated using this model.
          The Company used the following weighted average assumptions in applying the Black – Scholes model to determine the fair value of options it issued during the year ended December 31, 2005: dividend yield of 4.80%; expected volatility of 45.28%; a risk-free rate of 3.80%; and an expected life of 5 years. There were no options granted during the three-month period ending March 31, 2006.

          The following table summarizes the activity that occurred in the period ended March 31, 2006 and the year ended December 31, 2005:

	Number of Shares
	March 31,	December 31,
	2006	2005
	(Unaudited)
Options outstanding, beginning of period	3,417,366	4,961,529
Options granted	—	372,792
Options exercised	(243,306)	(1,788,354)
Options canceled, forfeited and expired	(10,413)	(128,601)

Options outstanding, end of period	3,163,647	3,417,366

Options exercisable, end of period	2,748,426	2,861,884

	Weighted Average Exercise Price
	March 31,	December 31,
	2006	2005
	(Unaudited)
Options outstanding, beginning of period	$13.20	$9.34
Options granted	—	20.50
Options exercised	5.58	4.17
Options canceled, forfeited and expired	13.76	15.64
Options outstanding, end of period	13.59	13.20
Options exercisable, end of period	13.83	13.20
          The following information pertains to the stock options issued pursuant to the Company’s 1997 Employees and Directors Stock Option Plan but not exercised at March 31, 2006 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number	Weighted
	Options	Remaining	Average	Exercisable	Average
	Outstanding	Contractual	Exercise	at March 31,	Exercise
Grant Price	at March 31, 2006	Life (Years)	Price	2006	Price
$1.76	145,306	4.25	$1.76	145,306	$1.76
1.96	11,250	4.17	1.96	11,250	1.96
4.32	9,600	1.83	4.32	9,600	4.32
4.77	7,200	2.50	4.77	7,200	4.77
5.01	118,702	4.46	5.01	118,702	5.01
5.29	105,951	3.25	5.29	105,951	5.29
6.06	7,200	2.92	6.06	7,200	6.06
11.80	1,157,331	4.93	11.80	891,381	11.80
12.27	767,433	5.33	12.27	629,162	12.27
15.23	11,000	8.30	15.23	—	15.23
19.35	11,429	9.17	19.35	11,429	19.35
19.42	7,000	3.33	19.42	7,000	19.42
20.02	10,500	3.92	20.02	10,500	20.02
20.06	7,500	8.25	20.06	7,500	20.06
20.73	339,863	7.35	20.73	339,863	20.73
22.68	287,456	7.91	22.68	287,456	22.68
24.72	158,926	7.25	24.72	158,926	24.72

	3,163,647		$13.59	2,748,426	$13.83

At March 31, 2006, the number of options available for future grants was 1,409,202.
          The following table illustrates the effect on net earnings and earnings per share as and for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

For the three
months ended
March 31, 2005
Net earnings, as reported	$19,778

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(575)

Pro forma net earnings	$19,203

Basic earnings per share:
As reported	$0.32
Pro forma	$0.31

Diluted earnings per share:
As reported	$0.31
Pro forma	$0.30
          For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $0.7 million ($0.4 million net of tax) or less than $0.01 per share, diluted. The future effect of SFAS No. 123R on results of operations will depend on the level of future grants, the vesting period of those grants and the fair value of the options granted at such date. Consequently, the current effects on the Company’s results as a result of adopting FASB No. 123R in 2006 are not necessarily representative of effects for future periods.
Note 5. Securities Available for Sale
          The Company recorded $26.1 million in residual interests as of December 31, 2005 as a result of its non-agency securitization of $600.0 million in home equity line of credit loans. In addition, each month, draws on the home equity lines of credit in the trust established in the securitization are purchased by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale, and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be an other-than-temporary impairment (“OTTI”) are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in other comprehensive income, net of tax.
          At March 31, 2006, the Company changed its assumption of the prepayment speed, also known as the Conditional Prepayment Rate (“CPR”), in its valuation model for the residual interests to reflect actual performance and other observed evidence for the quarter ended March 31, 2006. The change resulted in the reduction of the fair value of the residual interests from $26.1 million to $20.6 million. The Company determined that $3.6 million of the reduction in fair value was OTTI and, as such, recorded the amount as a net loss in its consolidated statement of earnings. The Company further deemed that $2.4 million of the reduction was temporary and recorded the amount as a reduction to other comprehensive income.
          At December 31, 2005, key assumptions used in measuring the value of residual interests resulting from the securitization completed in December 2005, were a CPR of 40%, projected credit losses of 1.25% and a discount rate of 15%. At March 31, 2006, the Company prospectively adjusted its CPR assumption to 50%, with the other key assumptions remaining the same. This change was made to reflect management’s assessment of the impact of current market conditions on the value of the residual interests.

          Key economic assumptions and the hypothetical sensitivity for the fair value of residual interests to an immediate adverse change in any single key assumption follows. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities:

		Prepayment	Projected	Discount
	Fair Value	Speed	Credit Losses	Rate
		(In thousands)
Residual asset as of March 31, 2006	$20,616	50%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$254	$319	$613
Impact on fair value of 20% adverse change of assumptions		$— (1)	$636	$1,202

[1]	At this level of prepayment speed, the residual value would not be negatively impaired. However, should the prepayment speed increase beyond this level, significant deterioration of the residual value would occur.
Note 6. Segment Information
          The Company’s operations are comprised of two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report, and each is complementary to the other.
          The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. It holds these loans in the investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. All of the non-bank consolidated subsidiaries are included in the banking operation. No such subsidiary is material to the Company’s overall operations.
          The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits garnered and borrowings incurred by the banking group. Following is a presentation of financial information by segment for the periods indicated:

	For the three months ended March 31, 2006
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
		(In thousands)
Net interest income	$43,949	$14,726	$—	$58,675
Net gain on sale revenue	—	25,670	—	25,670
Other income	5,383	11,568	—	16,951
Total net interest income and non-interest income	49,332	51,964	—	101,296
Earnings before federal income taxes	22,644	6,519	—	29,163
Depreciation and amortization	3,600	28,018	—	31,618
Capital expenditures	11,991	1,408	—	13,399
Identifiable assets	14,126,573	3,064,885	(2,140,000)	15,051,458
Inter-segment income (expense)	16,050	(16,050)	—	—

	For the three months ended March 31, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
		(In thousands)
Net interest income	$50,148	$15,061	$—	$65,209
Net gain on sale revenue	—	13,825	—	13,825
Other income	9,491	12,246	—	21,737
Total net interest income and non-interest income	59,639	41,132	—	100,771
Earnings before federal income taxes	30,253	549	—	30,802
Depreciation and amortization	2,023	21,156	—	23,179
Capital expenditures	5,573	2,759	—	8,332
Identifiable assets	13,255,837	2,518,005	(1,500,000)	14,273,842
Inter-segment income (expense)	11,250	(11,250)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Where we say “we”, “us”, or “our”, we mean Flagstar Bancorp, Inc., the holding company of Flagstar Bank, FSB, which we refer to as the “Bank”. In some cases, a reference to “we”, “us”, or “our” will include the Bank, which is our wholly-owned subsidiary.
General
          We have no significant business other than that of our wholly owned subsidiary, Flagstar Bank, FSB, which we also refer to as the Bank. Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 6 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
          Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and the borrowing of funds and investing all these amounts in duration-matched assets consisting primarily of mortgages originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread”, between the interest earned on loans and the interest paid for deposits and other borrowed funds. At March 31, 2006, we operated a branch network of 141 banking centers. We continue to focus on expanding our branch network to increase our access to retail deposit funding sources. During the first three months of 2006, we opened four banking centers, and we opened two more in April 2006. During the remainder of 2006, we expect to open a total of nine more banking centers in the Atlanta area and in Michigan.
          Home Lending Operation. Our home lending operation originates, packages and sells residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and sells mortgage servicing rights (“MSRs”) into the secondary market. Funding for our home lending operation is provided by deposits and borrowings obtained by our banking operation.
Critical Accounting Policies
          Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies, that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our derivatives; and (d) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 (www.sec.gov).

          Selected Financial Ratios (in thousands, except per share data)

	For the three months ended
	March 31,	March 31,
	2006	2005
Return on average assets	0.50%	0.57%
Return on average equity	9.73%	10.69%
Efficiency ratio	67.20%	63.24%

Equity/assets ratio (average for the period)	5.14%	5.36%

Mortgage loans originated or purchased	$4,348,153	$7,213,092
Other loans originated or purchased	$325,939	$357,508
Mortgage loans sold	$3,894,070	$5,438,047

Interest rate spread[1]	1.57%	1.90%
Net interest margin[2]	1.72%	2.07%

Average common shares outstanding	63,367	61,459
Average fully diluted shares outstanding	64,181	63,899

Charge-offs to average investment loans (annualized)	0.15%	0.17%

	March 31,	December 31,	March 31,
	2006	2005	2005
Equity-to-assets ratio	5.20%	5.12%	5.16%
Core capital ratio[3]	6.33%	6.26%	6.24%
Total risk-based capital ratio[3]	11.20%	11.09%	10.99%

Book value per share	$12.33	$12.21	$11.89
Number of common shares outstanding	63,488	63,208	62,006

Mortgage loans serviced for others	$29,242,906	$29,648,088	$22,518,180
Capitalized value of mortgage servicing rights	1.10%	1.06%	0.95%

Ratio of allowance to non-performing loans	68.2%	60.7%	68.5%
Ratio of allowance to loans held for investment	0.40%	0.37%	0.35%
Ratio of non-performing assets to total assets	1.00%	0.98%	0.92%

Number of banking centers	141	137	123
Number of home lending centers	97	101	109
Number of salaried employees	2,421	2,405	2,404
Number of commissioned employees	594	689	838

[1]	Interest rate spread is the difference between the average yield earned on interest-earning assets and the average rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk-based capital. These ratios are applicable to the Bank only.

RESULTS OF OPERATIONS
Net Earnings
          Net earnings for the three months ended March 31, 2006 was $18.9 million ($0.29 per share-diluted), a $0.9 million decrease from the $19.8 million ($0.31 per share-diluted) reported in the comparable 2005 period. The overall decrease resulted from a $7.0 million increase in non-interest income offset by a $4.3 million increase in non-interest expense, a $4.4 million decrease in net interest income after provision for loan losses and a $0.8 million decrease in federal income tax expense.
Net Interest Income
          We recorded $58.7 million in net interest income for the three months ended March 31, 2006, a 10.0% decline from the $65.2 million recorded for the comparable 2005 period. The decline reflects a $28.2 million increase in interest revenue offset by a $34.7 million increase in interest expense, primarily as a result of increasing rates paid on deposits and FHLB advances that were greater than the increase in yields earned on loans. In this same period, we increased our average paying liabilities by $1.3 billion but only increased interest-earning assets by $1.1 billion. This caused a decline in the ratio of interest-earning assets to interest-bearing liabilities for the three months ended March 31, 2006 to 102% from 103% for the three months ended March 31, 2005. This decline is reflected in the reduction in the net yield earned by us on our interest-earning assets, to 1.72% for the first quarter of 2006 from 2.07% for the first quarter of 2005.
          Interest-earning assets as a whole repriced up 41 basis points during the three months ended March 31, 2006 while interest-bearing liabilities repriced up 74 basis points during the same period, resulting in the decrease in our net interest spread of 33 basis points to 1.57% for the three months ended March 31, 2006 from 1.90% for the comparable 2005 period.
          On a sequential quarter basis, we had a 15 basis point decrease in the interest rate spread and a 1 basis point decrease in the net interest margin from the fourth quarter of 2005. We had a $3.1 million, or 5.1% decrease in net interest income during the current period versus the fourth quarter of 2005.

          Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $6.5 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively. Nonaccruing loans were included in the average loan amounts outstanding.

	Three months ended March 31,
	2006			2005
			(In thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable, net	$12,326,019	$171,773	5.57%	$12,709,716	$162,689	5.12%
Mortgage backed securities	1,411,406	17,152	4.86	19,721	282	5.72
Other	108,092	2,374	8.79	18,688	154	3.30

Total interest-earning assets	$13,845,517	$191,299	5.53%	$12,748,125	$163,125	5.12%
Other assets	1,270,082			1,042,063

Total assets	$15,115,599			$13,790,188

Interest-bearing liabilities:

Deposits	$8,138,226	$75,217	3.75%	$7,581,723	$52,962	2.83%
FHLB advances	3,996,170	39,973	4.06	4,493,132	41,052	3.71
Security repurchase agreements	1,198,474	13,496	4.57	—	—	—
Other	258,214	3,938	6.19	258,448	3,902	6.12

Total interest-bearing liabilities	$13,591,084	$132,624	3.96%	$12,333,303	$97,916	3.22%
Other liabilities	746,895			717,101
Stockholders’ equity	777,620			739,784

Total liabilities and Stockholders’ equity	$15,115,599			$13,790,188

Net interest-earning assets	$254,433			$414,822

Net interest income		$58,675			$65,209

Interest rate spread(1)			1.57%			1.90%

Net interest margin(2)			1.72%			2.07%

Ratio of average interest- earning assets to interest-bearing liabilities			102%			103%

[1]	Interest rate spread is the difference between the total yield earned on interest-earning assets and the total rate of interest paid on interest-bearing liabilities.

[2]	Net interest margin is net interest income divided by average interest-earning assets.

          Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities, which are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates were included as changes in rate.

	Three months ended March 31,
	2006 versus 2005
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$13,995	$(4,911)	$9,084
Mortgage-backed securities	(3,031)	19,901	16,870
Other	1,484	736	2,220

Total	$12,448	$15,726	$28,174
Interest-bearing liabilities:
Total deposits	$18,372	$3,883	$22,255
FHLB advances	3,467	(4,546)	(1,079)
Security repurchase agreements	—	13,496	13,496
Other	36	—	36

Total	$21,875	$12,833	$34,708

Change in net interest income	$(9,427)	$2,893	$(6,534)

          The rate/volume table above indicates that in general interest rates on deposits moved upward more quickly than interest rates on our loan products during the quarter ended March 31, 2006. These rate changes negatively impacted our net interest margin for the quarter and were only partially offset by increases in the volume of both our interest-earning assets and interest-earning liabilities.
          Our interest income related to loans increased, primarily because our ability to increase rates offset the income effect of the decline in our loan volume for the quarter ended March 31, 2006. Conversely, the rates earned on our mortgage-backed securities declined but our increased volume in this area more than offset the rate differential.
          Our interest expense related to deposits increased because of increases in both our rates and our volume of deposits. The rate increase reflects the continuing competition for deposits we face with our Midwest branches as well as our use of higher-yielding certificates of deposits as a market penetration tool when opening new branches. Our FHLB advances declined, reflecting our increased use of security repurchase agreements as an alternate source of borrowings to reduce our interest expense on shorter-term borrowings.
Provision for Loan Losses
          During the three months ended March 31, 2006, we recorded a provision for loan losses of $4.1 million as compared to $6.2 million recorded during the same period in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses in the portfolio for each of the respective periods. Net charge-offs in the 2006 period totaled $3.7 million compared to $5.3 million for the same period in 2005. Net charge-offs were an annualized 0.15% and 0.17% of average investment loans for the three months ended March 31, 2006 and 2005, respectively. See “Financial Condition – Allowance for Loan Losses,” below, for further information.
Non-Interest Income
          Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net loss on securities available for sale and (vii) other fees and charges. During the three months ended March 31, 2006, non-interest income increased $7.0 million to $42.6 million from $35.6 million in the comparable 2005 period.

          Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. Net loan fees collected during the three months ended March 31, 2006 totaled $1.6 million compared to $2.6 million collected during the comparable 2005 period. This decrease is the result of the $2.8 billion decrease in total loan production to $4.7 billion for the quarter ended March 31, 2006, compared to $7.5 billion in the same 2005 period which resulted in the reduction of certain fees that are not capitalized under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”).
          Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. During 2006, we collected $4.8 million in deposit fees versus $3.6 million collected in the comparable 2005 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand.
          Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the MSR, for that loan is extinguished through an accelerated amortization expense and no further fees will be earned for servicing that loan. Net loan administration fee income decreased to $4.4 million during the three months ended March 31, 2006, from $5.9 million in the 2005 period. This $1.5 million decrease was the result of the $6.2 million increase in the servicing fee revenue which was partially offset by the $7.7 million increase in amortization of the MSRs. The increase in the servicing fee revenue was the result of loans serviced for others averaging $28.9 billion during the 2006 period versus $22.4 billion during the 2005 period. The increased amortization amount was the result of the increased amount of MSRs in comparison to the corresponding period in 2005.
          The unpaid principal balance of loans serviced for others was $29.2 billion at March 31, 2006, versus $29.6 billion serviced at December 31, 2005, and $22.5 billion serviced at March 31, 2005. At March 31, 2006, the weighted average servicing fee on these loans was 0.35% (i.e., 35 basis points) and the weighted average age was 16 months.
          Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments in accordance with SFAS No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans originated during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher gain during periods of low or decreasing interest rates, and profitability levels have been greatest during these periods. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from Fannie Mae and Freddie Mac, which collectively acquire most of our loans that we sell. The effect of these declining spreads was offset in part during the quarter ended March 31, 2006 by our whole loan sale of $570 million of pay-option adjustable rate mortgage loans to purchasers other than Fannie Mae and Freddie Mac. Our sale closed at quarter-end, allowing us to earn interest income on these loans during the quarter, and was priced to allow us a 142 basis point gain on the sale.

          The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (in thousands):

	Three months ended March 31,
	2006	2005
Net gain on loan sales	$17,084	$9,577
Add: SFAS 133 adjustments	(5,381)	(3,135)
Add: provision to secondary market reserve	1,006	1,181

Total gain on loans sold	$12,709	$7,623

Loans sold and securitized	$3,894,070	$5,438,047

Spread achieved	0.33%	0.14%

          For the three months ended March 31, 2006, net gain on loan sales increased $7.5 million, to $17.1 million, from $9.6 million in the 2005 period. The 2006 period reflects the sale of $3.9 billion in loans versus $5.4 billion sold in the 2005 period. The interest rate environment and continued significant competition for mortgage loans in the 2006 period resulted in a lower mortgage loan origination volume ($4.3 billion in the 2006 period vs. $7.2 billion in the 2005 period) but a higher overall gain on sale spread (33 basis points in the 2006 period versus 14 basis points in the 2005 period). The interest rate environment in the 2006 period resulted in a lower number of refinances (55% in the 2006 period vs. 59% in the 2005 period).
          Net Gain on the Sale of Mortgage Servicing Rights. Our home lending operation sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand and the general level of interest rates. In general, if a MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. If a MSR is more seasoned at the time it is sold, an MSR created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, a MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
          We sold MSRs attributable to underlying loans totaling $2.4 billion during the 2006 period versus $2.5 billion during the 2005 period. During the 2006 period, we sold $2.4 billion of servicing rights on a bulk basis and $0.8 million of loans on a servicing released basis. During the comparable 2005 period, we sold $2.5 billion of servicing rights on a bulk basis and $0.5 million of loans on a servicing released basis.
          For the three months ended March 31, 2006, the net gain on the sale of MSRs increased from $4.2 million during the 2005 period to $8.6 million. The increase in the 2006 period reflected better pricing achieved due to the increasing interest rate environment.
          Net Loss on Securities Available for Sale. For the three months ended March 31, 2006, we recognized a $3.6 million impairment of our residual interest in a securitization completed in 2005. Although the residual interest is accounted for as an available for sale asset, we determined that this impairment was other than temporary and therefore reflected this as an expense. For the three months ended March 31, 2005, we had no residual interest. For additional information, see Note 5 to the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
          Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Credit Corporation and Douglas Insurance Agency, Inc. During the three months ended March 31, 2006, we recorded $3.5 million in dividends received on FHLB stock, compared to the $2.5 million received during the three months ended March 31, 2005. At March 31, 2006, we owned $292.1 million of FHLB stock and at March 31, 2005, we owned $250.1 million of FHLB stock. We also recorded $1.0 million and $1.1 million in subsidiary income for the three months ended March 31, 2006 and 2005, respectively.

Non-Interest Expense
          The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91. As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized, and are reflected on our consolidated statements of earnings.

	Three months ended
	March 31,
	2006	2005
	(In thousands)
Compensation and benefits	$39,873	$37,556
Commissions	16,967	21,080
Occupancy and equipment	16,908	16,650
Advertising	1,489	2,125
Federal insurance premium	297	296
Communication	1,653	1,553
Other taxes	2,447	2,068
Other	9,871	11,440

Subtotal	89,505	92,768
Less: capitalized direct costs of loan closings, under SFAS No. 91	(21,435)	(29,045)

Non-interest expense	$68,070	$63,723

Efficiency ratio (1)	67.20%	63.24%

[1]	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
The following are the major changes affecting non-interest expense as reflected in the statements of earnings:
•	The banking operation conducted business from 18 more facilities at March 31, 2006 than at March 31, 2005.

•	We conducted business from 12 fewer retail loan origination offices at March 31, 2006 than at March 31, 2005.

•	The home lending operation originated $4.3 billion in residential mortgage loans during the 2006 quarter versus $7.2 billion in the comparable 2005 quarter.

•	We employed 2,421 salaried employees at March 31, 2006 versus 2,404 salaried employees at March 31, 2005.

•	We employed 123 full-time national account executives at March 31, 2006 versus 134 at March 31, 2005.

•	We employed 471 full-time retail loan originators at March 31, 2006 versus 704 at March 31, 2005.
          Non-interest expense, before the capitalization of direct loan origination costs, decreased $3.3 million to $89.5 million during the three months ended March 31, 2006, from $92.8 million for the comparable 2005 period.
          Compensation and benefits expense increased $2.3 million during the 2006 period from the comparable 2005 period to $39.9 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
          The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was a $4.1 million decrease. This decrease is the direct result of the decreased volume of mortgage loan originations during the period, offset in part by an increase in the commission structure. During the 2006 period, commissions were 40.0 basis points of loan originations versus 30.0 basis points during the 2005 period.

          The 13.7% decrease in other expense during the 2006 period from the comparable 2005 period is reflective of the decreased mortgage loan originations and the decreased number of retail loan origination centers offset in part by the increased number of banking centers in operation during the period.
          During the three months ended March 31, 2006, we capitalized direct loan origination costs of $21.4 million, a decrease of $7.6 million from $29.0 million for the comparable 2005 period. This 26.2% decrease is a result of the decrease in mortgage loan production during the 2006 period versus the 2005 production. The 2006 deferral equates to a capitalization of $990 per loan versus $751 per loan in the 2005 period.
Financial Condition
          Assets. Our assets totaled $15.1 billion both at March 31, 2006 and at December 31, 2005.
          Mortgage-backed Securities Held to Maturity. Mortgage-backed securities remained a constant $1.4 billion at December 31, 2005 and March 31, 2006. At March 31, 2006, approximately $1.1 billion of these mortgage-backed securities were pledged as collateral under security repurchase agreements and $2.9 million under interest rate swap agreements. At December 31, 2005, $1.2 billion of the mortgage-backed securities were pledged as collateral under security repurchase agreements and $2.9 million under interest rate swap agreements.
          Securities Available for Sale. Securities available for sale decreased from $26.1 million at December 31, 2005 to $20.6 million at March 31, 2006. These securities represent the residual interests in a trust created for the purpose of our securitization of home equity lines of credit during the fourth quarter of 2005. Each month, draws on the home equity lines of credit in the trust are purchased by the trust resulting in additional residual interests to us. For more information, see Note 5 to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
          Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment.
          Loans available for sale increased $0.6 billion, or 33.3%, to $2.4 billion at March 31, 2006, from $1.8 billion at December 31, 2005. This increase is primarily attributable to a slight decrease in loan sales and a transfer of pay option ARMs from loans held for investment.
          Loans Held for Investment. Loans held for investment at March 31, 2006 decreased $0.8 billion from December 31, 2005. The decrease included a $0.9 billion decrease in mortgage loans, primarily as a result of the sale of pay option ARMs, and a $0.1 billion increase in second mortgage loans.
          The following table sets forth the composition of our investment loan portfolio as of the dates indicated.

	March 31, 2006	December 31, 2005	March 31, 2005
		(In thousands)
Loans held for investment:
Mortgage loans	$7,309,685	$8,248,897	$9,155,588
Second mortgage loans	762,918	700,492	234,549
Construction loans	63,998	65,646	64,926
Commercial real estate loans	1,091,179	995,411	815,780
Warehouse lending	187,610	146,694	182,541
Non-real estate commercial loans	12,475	8,411	8,650
Consumer loans	406,267	410,920	735,627

Total	$9,834,132	$10,576,471	$11,197,661

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
          The allowance for loan losses increased slightly in the first quarter despite a decrease in the investment portfolio. The investment loan portfolio decreased $0.8 billion, or 7.5%, during the three month period ended March

          31, 2006. The allowance for loan losses totaled $39.5 million at March 31, 2006 and $39.1 million at December 31, 2005, respectively. The allowance for loan losses as a percentage of non-performing loans was 68.2% and 60.7% at March 31, 2006 and December 31, 2005, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) totaled $58.0 million and $64.5 million at March 31, 2006 and December 31, 2005, respectively. The allowance for loan losses as a percentage of investment loans was 0.40% and 0.37% at March 31, 2006 and December 31, 2005, respectively. Management determined that an increase in the allowance for loan losses was necessary in the first quarter of 2006 as a result of a couple of specific factors. The annualized charge-off rate on home equity line of credit (“HELOCs”) increased in the current quarter in relation to prior periods. In addition, despite the overall decrease in delinquencies, the consumer loan category, including HELOCs and other consumer loans, experienced an increase in the delinquency rates of loans over 60 and 90 days past due. It is management’s belief that the current allowance is adequate to offset the inherent risk associated with our investment loan portfolio.
          The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At March 31, 2006, 82.2% of all delinquent loans are loans in which we had a first lien position on residential real estate.

	March 31,	December 31,	March 31,
Days Delinquent	2006	2005	2005
		(In thousands)
30	$24,462	$30,972	$36,727
60	17,244	20,456	15,125
90	57,970	64,466	57,349

Total	$99,676	$115,894	$109,201

Investment loans	$9,834,132	$10,576,471	$11,197,661

Delinquency %	1.01%	1.10%	0.98%

          The following table shows the activity in the allowance for loan losses during the indicated periods (in thousands):
Activity Within the Allowance For Loan Losses

	Three months ended		Year ended
	March 31,	March 31,	December 31,
	2006	2005	2005
Beginning balance	$39,140	$38,318	$38,318
Provision for loan losses	4,063	6,246	18,876
Charge-offs
Mortgage	(1,913)	(4,621)	(11,853)
Consumer	(1,572)	(1,124)	(4,713)
Commercial	(315)	—	(3,055)
Construction	—	—	—
Other	(686)	—	(286)

Total	(4,486)	(5,745)	(19,907)
Recoveries
Mortgage	160	306	1,508
Consumer	603	49	247
Commercial	40	98	98
Construction	—	—	—
Other	—	—	—

Total recoveries	803	453	1,853

Charge-offs net of recoveries	(3,683)	(5,292)	(18,054)

Ending balance	$39,520	$39,272	$39,140

Net charge-off ratio (annualized)	0.15%	0.17%	0.16%

          Accrued Interest Receivable. Accrued interest receivable decreased from $48.4 million at December 31, 2005 to $47.4 million at March 31, 2006 due to the timing of payments, as well as the decrease in our total loan portfolio. We typically collect loan interest one month in arrears.
          Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Loans that we have repurchased and are non-performing are recorded instead as repurchased assets.
          Repurchased assets totaled $13.6 million at December 31, 2005 and $12.3 million at March 31, 2006. During the three months ended March 31, 2006 and 2005 we repurchased $12.9 million and $14.6 million in non-performing loans, respectively. In most instances, these loans are acquired and subsequently foreclosed upon and later sold. Repurchased assets are included within other assets in our consolidated financial statements.
          Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $207.4 million at March 31, 2006, an increase of $6.6 million, or 3.3%, from $200.8 million at December 31, 2005. The increase was the result of our continued plans to expand our number of banking centers.

          Mortgage Servicing Rights. MSRs totaled $321.2 million at March 31, 2006, an increase of $5.5 million from the $315.7 million reported at December 31, 2005. During the three months ended March 31, 2006, we capitalized $46.4 million, amortized $23.9 million, and sold $17.0 million in MSRs.
          At March 31, 2006, the fair value of the MSRs was approximately $442.6 million based on an internal valuation model which utilized an average discounted cash flow equal to 9.93%, an average cost to service of $40 per conventional loan and $55 per government or adjustable rate loan, and a weighted CPR assumption of 22.3%. The portfolio contained 212,700 loans, had a weighted rate of 6.07%, a weighted remaining term of 313 months, and had been seasoned 16 months.
          The principal balance of the loans serviced for others stands at $29.2 billion at March 31, 2006 versus $29.6 billion at December 31, 2005. The capitalized value of the MSRs was 1.10% at March 31, 2006 and 1.06% at December 31, 2005.
Activity of Mortgage Loans Serviced for Others (In thousands):

	Three months ended
	March 31,	March 31,
	2006	2005
Balance at beginning of year	$29,648,088	$21,354,724
Loan servicing originated	3,894,070	5,438,047
Loan amortization/ prepayments	(1,162,681)	(1,284,207)
Loan servicing sales	(3,136,571)	(2,990,384)

Ending balance	$29,242,906	$22,518,180

          Other Assets. Other assets increased $15.4 million, or 7.9%, to $211.1 million at March 31, 2006, from $195.7 million at December 31, 2005. The majority of this increase was attributable to the sale of residential mortgage loan servicing rights during the quarter. Upon the sale of the mortgage servicing rights a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.

Liabilities
          Our total liabilities remained unchanged at $14.3 billion at March 31, 2006 and December 31, 2005.
          Deposit Accounts. Deposit accounts increased $0.2 billion to $8.2 billion at March 31, 2006, from $8.0 billion at December 31, 2005, as certificates of deposit increased while all other deposit types decreased. The composition of our deposits is as follows:
Deposit Portfolio
(In thousands)

	March 31, 2006			December 31, 2005
		Weighted			Weighted
		Average			Average
	Balance	Rate	%	Balance	Rate	%

Demand accounts	$355,487	0.64%	4.3%	$374,816	0.60%	4.7%
Savings accounts	207,131	1.41	2.5	239,215	1.52	3.0
MMDA	661,067	3.24	8.1	781,087	2.98	9.8
Certificates of deposit (1)	3,687,232	4.26	44.9	3,450,450	3.94	43.2

Total retail deposits	4,910,917	3.74	59.8	4,845,568	3.41	60.7

Municipal deposits	1,688,691	4.75	20.6	1,353,633	4.30	17.0
National accounts	1,608,827	3.48	19.6	1,779,799	3.42	22.3

Total deposits	$8,208,435	3.89%	100.0%	$7,979,000	3.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.6 billion and $2.4 billion at March 31, 2006 and December 31, 2005, respectively.
          The change in composition of our deposits reflects the migration from lower-yielding demand deposit accounts and savings accounts to certificates of deposits. Principal causes of this migration include our use of high yielding CDs to penetrate new markets in which we have recently established branches as well as the currently competitive nature of deposit-gathering throughout the nation, especially in the Midwest in which most of our branches are located.
          The municipal deposit channel now totals $1.7 billion. The account totals increased $0.3 billion during the three months ended March 31, 2006. These deposits have been garnered from local government units within our retail market area.
          National deposit accounts, which are generated through nationwide advertising of deposit rates and through investment brokers located across the country, decreased a net $0.2 billion to $1.6 billion at March 31, 2006, from $1.8 billion at December 31, 2005. These deposits had a weighted maturity of 16.11 months and are used for interest rate risk management.

          FHLB Advances. The portfolio of FHLB advances contains floating rate daily adjustable advances, fixed rate putable advances, and fixed rate term advances. The following is a breakdown of the advances outstanding (in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating rate daily advances	$—	0.00%	$766,000	4.18%
Fixed rate putable advances	700,000	4.49	700,000	4.49
Fixed rate term advances	3,144,000	3.97	2,759,000	3.69

Total	$3,844,000	4.06%	$4,225,000	3.91%

          FHLB advances decreased $0.4 billion to $3.8 billion at March 31, 2006, from $4.2 billion at December 31, 2005. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale and the availability of lower cost funding from our retail deposit base and our escrow accounts. We have an approved line with the FHLB of $6.75 billion at March 31, 2006. We decreased our use of advances during the first quarter of 2006 because of a reduced volume of loan originations and continued use of security repurchase agreements as an alternate source of funding.
          Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. We had security repurchase agreements amounting to $1.1 billion at March 31, 2006 and December 31, 2005, respectively.
          Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities. The notes mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. At both March 31, 2006 and December 31, 2005, we had $207.5 million of long-term debt.
          Accrued Interest Payable. Our accrued interest payable increased $0.9 million from December 31, 2005 to $42.2 million at March 31, 2006. The increase is due to the increase in interest rates on the interest-bearing liabilities.
          Undisbursed Payments on Loans Serviced for Others. Undisbursed payments on loans serviced for others increased $14.3 million to $421.4 million at March 31, 2006, from $407.1 million at December 31, 2005. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume.
          Escrow Accounts. Customer escrow accounts increased $51.6 million to $270.6 million at March 31, 2006, from $219.0 million at December 31, 2005. These amounts represent payments received from borrowers for taxes and insurance payments, which have not been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrow payments are made in July and December to local school and municipal agencies.
          Liability for Checks Issued. Liability for checks issued decreased $4.6 million to $18.6 million at March 31, 2006, from $23.2 million at December 31, 2005. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.

          Federal Income Taxes Payable. Federal income taxes payable increased $9.5 million to $84.8 million at March 31, 2006, from $75.3 million at December 31, 2005. This increase is attributable to the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income during the quarter.
          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $18.0 million at March 31, 2006 and $17.6 million at December 31, 2005.
          The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	Three months ended
	March 31,	March 31,
	2006	2005
Balance, beginning of period	$17,550	$19,002
Provision
Charged to gain on sale for current loan sales	1,006	1,181
Charged (credited) to other fees and charges for changes in estimates	3,075	(179)

Total	4,081	1,002
Charge-offs, net	(3,631)	(4,842)

Balance, end of period	$18,000	$15,162

          Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that reserves are adequate. We will continue to evaluate the adequacy of our reserves and may continue to allocate a portion of our gain on sale proceeds to these reserves with respect to loans sold into the secondary market during the same period.

Liquidity and Capital
Liquidity
          Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations and customer escrow accounts. Additionally, we have issued trust preferred securities in seven separate offerings to the capital markets. We believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future.
          Customer deposits increased $0.2 billion, or 2.5%, in the 2006 period from the comparable 2005 period and totaled $8.2 billion at March 31, 2006. We believe that the increase reflects our continued expansion of our branching network as well as continued focus on growth in existing markets.
          Mortgage loans sold during the three months ended March 31, 2006 totaled $3.9 billion, a decrease of $1.5 billion from the $5.4 billion sold during the same period in 2005. This decrease in mortgage loan sales was attributable to the $2.9 billion decrease in mortgage loan originations during the quarter, which we attribute to a rising interest rate environment and resulting decline in demand for fixed-rate mortgage loans as well as a shift in consumer demand to loans with credit risks higher than our risk profile and therefore as to which we did not originate. We sold 89.6% and 75.4% of our mortgage loan originations during the three-month periods ended March 31, 2006 and 2005, respectively.
          We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan sales and escrow accounts. We had $3.8 billion of FHLB advances outstanding at March 31, 2006. Such advances are repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing. We currently have an authorized line of credit equal to $6.75 billion at March 31, 2006. This line is collateralized by non-delinquent mortgage loans.
          At March 31, 2006, our security repurchase agreements totaled $1.1 billion. There were no security repurchase agreements outstanding at March 31, 2005. We began using security repurchase agreements as an alternative financing source in the fourth quarter of 2005, to obtain a competitive alternative to FHLB advances.
          At March 31, 2006, we had outstanding rate-lock commitments to lend $2.3 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $4.1 million. Because such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2006, we had outstanding commitments to sell $2.5 billion of mortgage loans. We expect that our lending commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.8 billion at March 31, 2006 and include $1.1 billion of unused warehouse lines of credit to various mortgage companies. We had advanced $187.6 million at March 31, 2006.
Regulatory Capital Adequacy
          At March 31, 2006, the Bank exceeded all applicable bank regulatory minimum capital requirements. The Company is not subject to any such requirements.
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
          Management believes there has been no material change in either interest rate risk or market risk since December 31, 2005.
Item 4. Controls and Procedures
          (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively as a result of the material weakness in our internal control over financial reporting reported in Item 9A-Controls and Procedures to our Annual Report on Form 10-K for the year ended December 31, 2005.
          (b) Changes in Internal Controls. During the quarter ended March 31, 2006, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
          We are in the process of addressing the single material weakness identified in Item 9A-Controls and Procedures to our Annual Report on Form 10-K for the year ended December 31, 2005 relating to the controls surrounding the accounting for state taxes. We believe that the weakness is correctable; however, there can be no assurance that control improvements that might be implemented would be adequate or that other control weaknesses will not be identified prior to December 31, 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
             Sale of Unregistered Securities
          The Company made no unregistered sales of its common stock during the quarter ended March 31, 2006.
             Issuer Purchases of Equity Securities
          The following table shows shares of our common stock that we purchased in the first quarter of 2006.

			Total Number of	Maximum
			Shares	Approximate
			Purchased	Dollar Value (in
		Average	as Part of	millions) of Shares
		Price	Publicly	that May Yet
	Shares	Paid	Announced	Be Purchased
	Purchased	Per	Plans or	Under the Plans
Period	(a)	Share	Programs	or Programs (b)
January 2006	25,371	$14.26	—	$25.0

February 2006	5,047	15.06	—	$25.0

March 2006	790	15.10	—	$25.0

Total	31,208	$14.41	—

(a)	All of the shares purchased by the Company during the first quarter of 2006 were in connection with the tax withholding of restricted stock granted under the 2000 Stock Incentive Plan. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b)	On October 29, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program pursuant to which the Company is empowered to repurchase up to $25 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, they will be held as treasury stock and may be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes..
Item 3. Defaults upon Senior Securities
          None.

Item 4. Submission of Matters to a Vote of Security Holders
          (a) None.
          (b) None.
Item 5. Other Information
          None.
Item 6. Exhibits

11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: May 5, 2006	/s/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/s/ Paul D. Borja

Paul D. Borja
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Description
11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer