Form 10-Q
period 2006-06-30
FLAGSTAR BANCORP INC
filed 2006-08-04
CIK 1033012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑.
     As of August 2, 2006, 63,544,838 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD—LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Registrant are as follows:

Consolidated Statements of Financial Condition – June 30, 2006 (unaudited) and December 31, 2005.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the six months ended June 30, 2006 (unaudited) and for the year ended December 31, 2005.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2006 and 2005.

Unaudited Notes to Consolidated Financial Statements.
Amended and Restated Articles of Incorporation
Second Amended and Restated Bylaws
Statement Regarding Computation of Net Earnings per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification by Chief Executive Officer
Section 906 Certification by Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At June 30,	At December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$174,150	$201,163
Mortgage-backed securities held to maturity (fair value $1.7 billion and $1.4 billion at June 30, 2006 and December 31, 2005, respectively)	1,664,171	1,414,986
Securities available for sale	31,324	26,148
Other investments	24,320	21,957
Loans available for sale	2,817,428	1,773,394
Loans held for investment	9,427,066	10,576,471
Less: allowance for loan losses	(39,606)	(39,140)

Loans held for investment, net	9,387,460	10,537,331

Total earning assets	13,924,703	13,773,816
Accrued interest receivable	50,266	48,399
Repossessed assets, net	69,253	47,724
Federal Home Loan Bank stock	292,118	292,118
Premises and equipment, net	210,320	200,789
Mortgage servicing rights, net	230,984	315,678
Other assets	274,070	195,743

Total assets	$15,225,864	$15,075,430

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,843,249	$7,979,000
Federal Home Loan Bank advances	4,290,000	4,225,000
Security repurchase agreements	1,145,578	1,060,097
Long term debt	207,497	207,497

Total interest-bearing liabilities	13,486,324	13,471,594

Accrued interest payable	46,091	41,288
Undisbursed payments on loans serviced for others	382,420	407,104
Escrow accounts	320,717	219,028
Liability for checks issued	18,100	23,222
Federal income taxes payable	94,073	75,271
Secondary market reserve	20,600	17,550
Other liabilities	53,595	48,490

Total liabilities	14,421,920	14,303,547

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized; 63,529,388 and 63,208,038 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	635	632
Additional paid in capital	61,760	57,304
Accumulated other comprehensive income	6,936	7,834
Retained earnings	734,613	706,113

Total stockholders’ equity	803,944	771,883

Total liabilities and stockholders’ equity	$15,225,864	$15,075,430

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
Interest Income
Loans	$170,121	$165,617	$341,893	$328,306
Mortgage-backed securities held to maturity	21,148	271	38,300	554
Other	1,379	223	3,754	377

Total interest income	192,648	166,111	383,947	329,237

Interest Expense
Deposits	82,055	61,698	157,272	114,659
FHLB advances	42,497	41,138	82,470	82,190
Security repurchase agreements	13,051	—	26,546	—
Other	4,307	4,834	8,246	8,737

Total interest expense	141,910	107,670	274,534	205,586

Net interest income	50,738	58,441	109,413	123,651
Provision for loan losses	5,859	2,903	9,923	9,150

Net interest income after provision for loan losses	44,879	55,538	99,490	114,501

Non-Interest Income
Loan fees and charges	1,239	3,213	2,850	5,835
Deposit fees and charges	5,692	4,400	10,503	7,977
Loan administration	309	1,669	4,664	7,614
Net gain on loan sales	9,650	32,348	26,735	41,924
Net gain on sales of mortgage servicing rights	34,932	2,262	43,518	6,510
Net loss on securities available for sale	—	—	(3,557)	—
Other fees and charges	9,750	10,977	19,481	20,570

Total non-interest income	61,572	54,869	104,194	90,430

Non-Interest Expense
Compensation and benefits	34,943	31,620	71,217	62,339
Occupancy and equipment	16,722	18,048	33,609	34,446
Communication	963	1,563	2,187	3,116
Other taxes	(3,659)	2,463	(1,630)	4,531
General and administrative	13,385	13,380	25,041	26,364

Total non-interest expense	62,354	67,074	130,424	130,796

Earnings before federal income taxes	44,097	43,333	73,260	74,135
Provision for federal income taxes	15,457	15,533	25,710	26,557

Net Earnings	$28,640	$27,800	$47,550	$47,578

Net earnings per share — basic	$0.45	$0.45	$0.75	$0.77

Net earnings per share — diluted	$0.44	$0.43	$0.74	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at January 1, 2005	$614	$40,754	$5,343	$682,243	$728,954

Net earnings	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment – net of tax	—	—	(1,335)	—	(1,335)
Net unrealized gain on swaps used in cash flow hedges – net of tax	—	—	3,328	—	3,328
Net unrealized gain on securities available for sale – net of tax	—	—	498	—	498

Total comprehensive income	—	—	—	—	82,356
Stock options exercised and grants issued, net	18	8,171	—	—	8,189
Tax benefit from stock-based compensation	—	8,379	—	—	8,379
Dividends paid ($0.90 per share)	—	—	—	(55,995)	(55,995)

Balance at December 31, 2005 (Unaudited)	632	57,304	7,834	706,113	771,883
Net earnings	—	—	—	47,550	47,550
Reclassification of gain on swap extinguishment – net of tax	—	—	(668)	—	(668)
Net unrealized gain on swaps used in cash flow hedges – net of tax	—	—	1,162	—	1,162
Net unrealized loss on securities available for sale – net of tax	—	—	(1,392)	—	(1,392)

Total comprehensive income	—	—	—	—	46,652
Stock options exercised and grants issued, net	3	3,625	—	—	3,628
Tax benefit from stock-based compensation	—	831	—	—	831
Dividends paid ($0.30 per share)	—	—	—	(19,050)	(19,050)

Balance at June 30, 2006	$635	$61,760	$6,936	$734,613	$803,944

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the six months ended
	June 30,
	2006	2005
	(Unaudited)
Operating Activities
Net earnings	$47,550	$47,578
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	9,923	9,150
Depreciation and amortization	62,464	52,036
FHLB stock dividends	—	(5,035)
Net gain on the sale of assets	(172)	(1,062)
Net gain on loan sales	(26,735)	(41,924)
Net gain on sales of mortgage servicing rights	(43,518)	(6,510)
Net loss on securities available for sale	3,557	—
Proceeds from sales of loans available for sale	7,863,488	11,343,851
Originations and repurchase of mortgage loans available for sale, net of principal repayments	(8,231,544)	(12,199,085)
Increase in accrued interest receivable	(1,867)	(8,684)
(Increase) decrease in other assets	(76,989)	74,688
Increase in accrued interest payable	4,803	4,669
(Decrease) increase in the liability for checks issued	(5,122)	2,843
Increase in federal income taxes payable	16,564	25,529
Increase (decrease) in other liabilities	8,155	(9,076)

Net cash used in operating activities	(369,443)	(711,032)

Investing Activities
Net change in other investments	(2,363)	(2,271)
Purchase of mortgage-backed securities held to maturity	(39,649)	—
Repayments of mortgage-backed securities held to maturity	223,937	2,868
Origination of portfolio loans, net of principal repayments	2,661	(817,377)
Purchases of Federal Home Loan Bank stock	—	(22,597)
Investment in unconsolidated subsidiaries	—	2,321
Proceeds from the disposition of repossessed assets	22,699	22,567
Acquisitions of premises and equipment, net of proceeds	(22,963)	(24,613)
Capitalization of mortgage servicing rights, net of amortization	(113,538)	(162,286)
Proceeds from the sale of mortgage servicing rights	194,502	36,262

Net cash provided by (used in) investing activities	265,286	(965,126)

Financing Activities
Net (decrease) increase in deposit accounts	(135,751)	507,373
Net increase in security repurchase agreements	85,481	—
Issuance of junior subordinated debt	—	75,000
Net increase in Federal Home Loan Bank advances	65,000	1,071,035
Net disbursement of payments of loans serviced for others	(24,684)	(19,127)
Net receipt of escrow payments	101,689	101,371
Proceeds from the exercise of stock options	3,628	3,603
Net tax benefit for stock grants issued	831	—
Dividends paid to stockholders	(19,050)	(30,917)

Net cash provided by financing activities	77,144	1,708,338

Net (decrease) increase in cash and cash equivalents	(27,013)	32,180
Beginning cash and cash equivalents	201,163	168,442

Ending cash and cash equivalents	$174,150	$200,622

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	For the six months ended
	June 30,
	2006	2005
	(Unaudited)
Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$53,388	$19,446

Total interest payments made on deposits and other borrowings	$269,130	$200,917

Federal income taxes paid	$8,353	$—

Mortgage loans available for sale transferred to held for investment	$156,584	$441,492

Mortgage loans held for investment transferred to available for sale	$814,560	$—

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$435,380	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is a New York Stock Exchange – listed company (NYSE: FBC) headquartered in Troy, Michigan, which serves as the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.2 billion in assets at June 30, 2006, Flagstar is the largest publicly traded savings bank headquartered in the Midwest.
     The Company’s principal business is investing in various types of loans using funds obtained in the form of deposits and borrowings. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.
     The Company sells or securitizes most of the mortgage loans that it originates, and it generally retains the right to service the mortgage loans it sells. These mortgage servicing rights (“MSRs”) generate loan administration income for the Company and are periodically sold by the Company as loans are originated (“flow basis”) or after a sufficient amount of MSRs have been accumulated (“bulk basis”) in transactions separate from the sale of the underlying mortgages. The Company may also retain loans for its own portfolio as part of its asset growth and retail bank strategies and to receive the interest spread between interest-earning assets and interest-paying liabilities.
     The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC up to the applicable limits.
     On May 30, 2006, the Company formed Flagstar Capital Markets Corporation (“FCMC”) as a wholly-owned subsidiary of the Bank. FCMC performs functions that were previously handled by the Bank’s capital markets group, which was transferred to FCMC at the time of its creation. These functions include the sale and securitization of mortgage loans, the maintenance and sale of mortgage servicing rights, the development of new loan products, the establishment of pricing for mortgage loans to be acquired, providing for lock-in support, and the management of the interest rate risk associated with these activities.
Note 2. Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with current accounting principles, our trust subsidiaries are not consolidated. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six months periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is required to be adopted by the Company effective January 1, 2007. Management is currently analyzing the impact of this interpretation on the Company’s financial condition, results of operation and liquidity.
Note 4. Stock-Based Compensation
     On May 26, 2006, the Company’s shareholders approved the Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan consolidates, amends and restates the Company’s 1997 Employees and Directors Stock Option Plan, its 2000 Stock Incentive Plan, and its 1997 Incentive Compensation Plan (each, a “Prior Plan”). Awards still outstanding under any of the Prior Plans will continue to be governed by their respective terms. Under the 2006 Plan, key employees, officers, directors and others expected to provide significant services to the Company and its affiliates are eligible to receive awards. Awards that may be granted under the 2006 Plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards.
     Under the 2006 Plan, the exercise price of any option granted must be at least equal to the fair market value of the Company’s common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the Board in the applicable agreement. Stock appreciation rights expire seven years from the date of grant.
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R eliminated the alternative to use the intrinsic method of accounting previously allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally did not require any compensation expense to be recognized in the financial statements for the grant of stock options to employees if certain conditions were met. Only certain pro forma disclosures of share-based payments were required.
     On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on their fair values. Only certain pro forma disclosures of share-based payments were required. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its Prior Plan under the recognition and measurement principles of APB Opinion No. 25. The Company reported all tax benefits resulting from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $0.7 million and $0.8 million for the three and six months ended June 30, 2006, respectively.
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
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of options it issued during the year ended December 31, 2005: dividend yield of 4.80%: expected volatility of 45.28%; a risk-free rate of 3.80%; and an expected life of 5 years. There were no options granted during the six-month period ending June 30, 2006.

     The following table summarizes the activity that occurred in the period ended June 30, 2006, and the year ended December 31, 2005:

	Number of Shares
		December 31,
	June 30, 2006	2005
	(Unaudited)
Options outstanding, beginning of period	3,417,366	4,961,529
Options granted	—	372,792
Options exercised	(284,301)	(1,788,354)
Options canceled, forfeited and expired	(15,763)	(128,601)

Options outstanding, end of period	3,117,302	3,417,366

Options exercisable, end of period	2,968,031	2,861,884

	Weighted Average Exercise Price
		December 31,
	June 30, 2006	2005
	(Unaudited)
Options outstanding, beginning of period	$13.20	$9.34
Options granted	—	20.50
Options exercised	5.80	4.17
Options canceled, forfeited and expired	15.18	15.64
Options outstanding, end of period	13.67	13.20
Options exercisable, end of period	13.73	13.20
     The following information pertains to the stock options under the Prior Plans, and now contained in the 2006 Plan, that were not exercised at June 30, 2006 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Grant Price	at June 30, 2006	Life (Years)	Price	at June 30, 2006	Price
$1.76	140,462	3.96	$1.76	140,462	$1.76
1.96 – 4.77	28,050	2.70	3.49	28,050	3.49
5.01	99,351	4.90	5.01	99,351	5.01
5.29 – 6.06	109,651	2.98	5.34	109,651	5.34
11.80	1,141,231	4.63	11.80	1,141,231	11.80
12.27 – 15.23	778,433	5.09	12.31	629,162	12.27
19.35 – 20.06	36,429	6.07	19.70	36,429	19.70
20.73	339,863	7.09	20.73	339,863	20.73
22.68	287,456	7.62	22.68	287,456	22.68
24.72	156,376	6.76	24.72	156,376	24.72

	3,117,302		$13.67	2,968,031	$13.73

At June 30, 2006, the number of options available for future grants was 1,409,202.
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights it issued during the six months ended June 30, 2006; dividend yield of 3.68%; expected volatility of 21.98%; a risk-free rate of 4.99%; and an expected life of 5 years.

     The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted Average
Stock Appreciation Rights Awarded:	Shares	Fair Value
Non-vested balance at December 31, 2005	—
Granted	328,873	$2.99
Vested	—
Forfeited	—

Non-vested balance at June 30, 2006	328,873

     The following table illustrates the effect on net earnings and earnings per share as of and for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	For the three	For the six
	months ended	months ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$27,800	$47,578

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(575)	(1,151)

Pro forma net earnings	$27,225	$46,427

Basic earnings per share
As reported	$0.45	$0.77
Pro forma	$0.44	$0.75

Diluted earnings per share
As reported	$0.43	$0.74
Pro forma	$0.42	$0.72
     For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $0.7 million ($0.4 million net of tax) and $1.4 million ($0.9 million net of tax), respectively or less than $0.01 per share and $0.01 per share, diluted. The future effect of SFAS No. 123R on results of operations will depend on the level of future grants, the vesting period of those grants and the fair value of the options granted at such date and the fair value of the cash-settled stock appreciation rights. Consequently, the current effects on the Company’s results as a result of adopting FASB No. 123R in 2006 are not necessarily representative of effects for future periods.
Note 5. Securities Available for Sale
     The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “HELOC Securitization”). In addition, each month, draws on the home equity lines of credit in the trust established in the HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale, and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be an other-than-temporary impairment (“OTTI”) are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in other comprehensive income, net of tax.
     At June 30, 2006, key assumptions used in determining the fair value of residual interests resulting from the securitization completed in December 2005 were a prepayment speed of 50%, projected credit losses of 1.25% and a discount rate of 15%.
     On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400 million of fixed second mortgage loans the Company held in its investment portfolio (the “Second Mortgage Securitization”). The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity, therefore no gain on sale was recorded. The securitization resulted in the Company recording a residual interest of approximately $9.9 million that is carried as a security available for sale. At June 30, 2006, key assumptions used in determining the value of residual interests resulting from this securitization were a prepayment speed of 25%, projected credit losses of 1.50% and a discount rate of 15%.
     The table below, sets forth key economic assumptions and the hypothetical sensitivity of the fair value of residual interests to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities:

	Assumptions
		Prepayment	Projected	Discount
HELOC Securitization	Fair Value	Speed	Credit Losses	Rate
	(Dollars in thousands)
Residual asset as of June 30, 2006	$21,115	50%	1.25%	15%
Impact on fair value of 10% adverse change in assumption		$152	$390	$614
Impact on fair value of 20% adverse change in assumption		$— (1)	$718	$1,154

	Assumptions
Second Mortgage		Prepayment		Projected	Discount
Securitization	Fair Value	Speed		Credit Losses	Rate
	(Dollars in thousands)
Residual asset as of June 30, 2006	$10,209	25%		1.50%	15%
Impact on fair value in 10% adverse change in assumption		$—	(1)	$396	$561
Impact on fair value in 20% adverse change in assumption		$—	(1)	$790	$1,081

(1)	At this level of prepayment speed, the residual value would not be negatively impaired. However, should the prepayment speed increase beyond this level, significant deterioration of the residual value would likely occur.
Note 6. Segment Information
     The Company’s operations are comprised of two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report and each is complementary to the other.
     The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets. It holds these loans in the investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. All of the non-bank consolidated subsidiaries are included in the banking operation.
     The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells such mortgage servicing rights into the secondary market. Funding for the lending operation is provided by deposits garnered and borrowings incurred by the banking group, as well as proceeds from loan and MSR sales generated by the home lending group.

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended June 30, 2006
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$38,738	$12,000	$—	$50,738
Gain on sale revenue	—	44,582	—	44,582
Other income	8,867	8,123	—	16,990
Total net interest income and non-interest income	47,605	64,705	—	112,310
Earnings before federal income taxes	14,002	30,095	—	44,097
Depreciation and amortization	2,308	28,737	—	31,045
Capital expenditures	9,438	—	—	9,438
Identifiable assets	14,278,882	3,396,982	(2,450,000)	15,225,864
Inter-segment income (expense)	18,375	(18,375)	—	—

	For the six months ended June 30, 2006
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$82,687	$26,726	$—	$109,413
Gain on sale revenue	—	70,253	—	70,253
Other income	14,251	19,690	—	33,941
Total net interest income and non-interest income	96,938	116,669	—	213,607
Earnings before federal income taxes	33,211	40,049	—	73,260
Depreciation and amortization	4,717	57,747	—	62,464
Capital expenditures	22,097	740	—	22,837
Identifiable assets	14,278,882	3,396,982	(2,450,000)	15,225,864
Inter-segment income (expense)	34,425	(34,425)	—	—

	For the three months ended June 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$42,116	$16,325	$—	$58,441
Gain on sale revenue	—	34,610	—	34,610
Other income	14,918	5,341	—	20,259
Total net interest income and non-interest income	57,034	56,276	—	113,310
Earnings before federal income taxes	27,564	15,769	—	43,333
Depreciation and amortization	3,049	25,807	—	28,856
Capital expenditures	14,024	2,212	—	16,236
Identifiable assets	13,862,387	2,534,129	(1,470,000)	14,926,516
Inter-segment income (expense)	11,025	(11,025)	—	—

	For the six months ended June 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$92,546	$31,105	$—	$123,651
Gain on sale revenue	—	48,434	—	48,434
Other income	24,409	17,587	—	41,996
Total net interest income and non-interest income	116,955	97,126	—	214,081
Earnings before federal income taxes	58,098	16,037	—	74,135
Depreciation and amortization	5,071	46,965	—	52,036
Capital expenditures	19,597	4,971	—	24,568
Identifiable assets	13,862,387	2,534,129	(1,470,000)	14,926,516
Inter-segment income (expense)	22,275	(22,275)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Where we say “we”, “us”, or “our”, we usually mean Flagstar Bancorp, Inc. In some cases, a reference to “we”, “us”, or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and FCMC, its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
     We have no significant business other than of our wholly-owned subsidiary, Flagstar Bank, FSB, which we refer to as the Bank. Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 6 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and the borrowing of funds and investing all these amounts in duration-matched assets consisting primarily of mortgages originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread”, between the interest earned on loans and the interest paid for deposits and other borrowed funds. At June 30, 2006, we operated a branch network of 145 banking centers. We continue to focus on expanding our branch network to increase our access to retail deposit funding sources. During the first six months of 2006, we opened eight banking centers. During the remainder of 2006, we expect to open a total of seven more banking centers in the Atlanta area and in Michigan.
     Home Lending Operation. Our home lending operation originates, packages and sells residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and sells mortgage servicing rights (“MSRs”) into the secondary market. Funding for our home lending operation is provided by deposits obtained from our banking operations and other borrowings.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our derivatives; and (d) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Return on average assets	0.76%	0.77%	0.63%	0.67%
Return on average equity	14.46%	14.88%	12.12%	12.80%
Efficiency ratio	55.5%	59.2%	61.1%	61.1%

Equity/assets ratio (average for the period)	5.22%	5.15%	5.18%	5.25%

Mortgage loans originated or purchased	$4,736,918	$7,003,094	$9,085,071	$14,216,187
Other loans originated or purchased	$522,991	$541,464	$848,930	$898,972
Mortgage loans sold	$3,964,625	$5,891,492	$7,858,695	$11,329,539

Interest rate spread[1]	1.41%	1.71%	1.48%	1.71%
Net interest margin[2]	1.49%	1.79%	1.60%	1.90%

Average common shares outstanding	63,509	62,078	63,438	61,770
Average fully diluted shares outstanding	64,446	64,265	64,333	64,083

Charge-offs to average investment loans (annualized)	0.23%	0.19%	0.20%	0.19%

	June 30,	March 31,	December 31,	June 30,
	2006	2006	2005	2005
Equity-to-assets ratio	5.28%	5.20%	5.12%	5.02%
Core capital ratio[3]	6.39%	6.33%	6.26%	6.07%
Total risk-based capital ratio[3]	11.15%	11.20%	11.09%	10.50%

Book value per share	$12.65	$12.33	$12.21	$12.04
Number of common shares outstanding	63,529	63,488	63,208	62,244

Mortgage loans serviced for others	$22,379,937	$29,242,906	$29,648,088	$26,646,532
Capitalized value of mortgage servicing rights	1.03%	1.10%	1.06%	1.07%

Ratio of allowance to non-performing loans	79.2%	68.2%	60.7%	56.7%
Ratio of allowance to loans held for investment	0.42%	0.40%	0.37%	0.31%
Ratio of non-performing assets to total assets	0.99%	1.00%	0.98%	0.93%

Number of banking centers	145	141	137	128
Number of home lending centers	87	97	101	114
Number of salaried employees	2,548	2,421	2,405	2,431
Number of commissioned employees	530 [4]	594 [4]	689	800

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of the risk-based capital and the total risk based capital. These ratios are applicable to the Bank only.

[4]	Commissioned employees also receive a base salary.

RESULTS OF OPERATIONS
Net Earnings
     Three months. Net earnings for the three months ended June 30, 2006 was $28.6 million ($0.44 per share-diluted), an $0.8 million increase from the $27.8 million ($0.43 per share-diluted) reported in the comparable 2005 period. The overall increase resulted from a $6.7 million increase in non-interest income and a $4.7 million decrease in non-interest expense, offset in part by a $10.6 million decrease in net interest income after provision for loan losses.
     Six months. Net earnings for the six months ended June 30, 2006 was $47.6 million ($0.74 per share-diluted), unchanged from the comparable 2005 period. On a period-to-period comparison basis, there was a $13.8 million increase in non-interest income, a $0.4 million decrease in non-interest expense in the 2006 period, offset by a $15.0 million decrease in net interest income after provision for loan losses and a $0.8 million decrease in federal income tax expense.
Net Interest Income
     Three months. We recorded $50.7 million in net interest income for the three months ended June 30, 2006, a 13.2% decline from the $58.4 million recorded for the comparable 2005 period. The decline reflects a $26.5 million increase in interest income offset by a $34.2 million increase in interest expense, primarily as a result of increasing rates paid on deposits, FHLB advances and security repurchase agreements which were greater than the increase in yields earned on loans and mortgage backed securities. In this same period, we increased both our average interest-earning assets and average interest-paying liabilities by $0.6 billion.
     Average interest-earning assets as a whole repriced up 56 basis points during the three months ended June 30, 2006, while average interest-bearing liabilities repriced up 86 basis points during the same period, resulting in the decrease in our net interest spread of 30 basis points to 1.41% for the three months ended June 30, 2006, from 1.71% for the comparable 2005 period.
     On a sequential quarter basis, we had a 16 basis point decrease in the interest rate spread and a 23 basis point decrease in the net interest margin from the first quarter of 2006. The decline in net interest margin reflects the $8.0 million decline in net interest income as compared to the prior quarter, while the amount of average interest-earning assets declined by only $0.1 billion.
     Six months. We recorded $109.4 million in net interest income for the six months ended June 30, 2006, an 11.6% decline from the $123.7 million recorded for the comparable 2005 period. The decline reflects a $54.7 million increase in interest revenue offset by a $68.9 million increase in interest expense, primarily as a result of increasing rates paid on deposits, FHLB advances and security repurchase agreements which were greater than the increase in yields earned on loans and mortgage backed securities. In this same period, we increased our average paying liabilities by $0.3 billion more than we increased our average interest-earning assets. This caused a decline in the ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2006 to 102% from 104% for the six months ended June 30, 2005. This decline is reflected in the reduction in the net interest margin, to 1.60% for the second quarter of 2006 from 1.90% for the second quarter of 2005.
     Average interest-earning assets as a whole repriced up 57 basis points during the six months ended June 30, 2006 while average interest-bearing liabilities repriced up 80 basis points during the same period, resulting in the decrease in our net interest spread of 23 basis points to 1.48% for the six months ended June 30, 2006 from 1.71% for the comparable 2005 period.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $9.4 million and $8.2 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, interest income from earning assets included $16.0 million and $13.8 million of amortization of net premiums and net deferred loan origination costs, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three months ended June 30,
	2006			2005
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:

Loans receivable, net	$11,862,874	$170,121	5.58%	$12,982,651	$165,617	5.10%
Mortgage-backed securities-held to maturity	1,622,432	21,148	5.21%	18,511	271	5.86%
Other	164,713	1,379	3.35%	60,518	223	1.46%

Total interest-earning assets	13,650,019	$192,648	5.65%	13,061,680	$166,111	5.09%
Other assets	1,512,362			1,465,351

Total assets	$15,162,381			$14,527,031

Interest-bearing liabilities:

Deposits	$8,132,394	$82,055	4.05%	$7,949,306	$61,698	3.11%
FHLB advances	4,007,320	42,497	4.25%	4,532,299	41,138	3.64%
Security repurchase agreements	1,045,762	13,051	5.01%	—	—	—
Other	241,943	4,307	7.14%	314,241	4,834	6.17%

Total interest-bearing liabilities	13,427,419	$141,910	4.24%	12,795,846	$107,670	3.38%
Other liabilities	942,964			983,733
Stockholders’ equity	791,998			747,452

Total liabilities and stockholders’ equity	$15,162,381			$14,527,031

Net interest-earning assets	$222,600			$265,834

Net interest income		$50,738			$58,441

Interest rate spread[1]			1.41%			1.71%

Net interest margin[2]			1.49%			1.79%

Ratio of average interest-earning assets to average interest-bearing liabilities			102%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Six months ended June 30,
	2006			2005
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:

Loans receivable, net	$12,094,447	$341,893	5.58%	$13,024,404	$328,306	5.04%
Mortgage-backed securities-held to maturity	1,515,919	38,300	5.05%	19,116	554	5.80%
Other	136,403	3,754	5.50%	64,879	377	1.16%

Total interest-earning assets	13,747,769	$383,947	5.59%	13,108,399	$329,237	5.02%
Other assets	1,391,172			1,062,191

Total assets	$15,138,941			$14,170,590

Interest-bearing liabilities:

Deposits	$8,135,310	$157,272	3.91%	$7,765,514	$114,659	2.99%
FHLB advances	4,001,745	82,470	4.17%	4,512,715	82,190	3.68%
Security repurchase agreements	1,122,118	26,546	4.78%	—	—	—
Other	250,078	8,246	6.67%	298,325	8,737	5.92%

Total interest-bearing liabilities	13,509,251	$274,534	4.11%	12,576,554	$205,586	3.31%
Other liabilities	844,862			850,418
Stockholders’ equity	784,828			743,618

Total liabilities and stockholders’ equity	$15,138,941			$14,170,590

Net interest-earning assets	$238,518			$531,845

Net interest income		$109,413			$123,651

Interest rate spread[1]			1.48%			1.71%

Net interest margin[2]			1.60%			1.90%

Ratio of average interest-earning assets to average interest-bearing liabilities			102%			104%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities, which are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates are included as changes in rate.

	Three months ended June 30,
	2006 versus 2005
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$18,780	$(14,276)	$4,504
Mortgage-backed securities-held to maturity	(2,620)	23,497	20,877
Other	777	379	1,156

Total	$16,937	$9,600	$26,537

Interest-bearing liabilities:
Deposits	$18,937	$1,420	$20,357
FHLB advances	6,123	(4,764)	1,359
Security repurchase agreements	—	13,051	13,051
Other	585	(1,112)	(527)

Total	$25,645	$8,595	$34,240

Change in net interest income	$(8,708)	$1,005	$(7,703)

	Six months ended June 30,
	2006 versus 2005
	Increase (Decrease) due to:
	Rate	Volume	Total
		(In thousands)
Interest-earning assets:
Loans receivable, net	$37,022	$(23,435)	$13,587
Mortgage-backed securities-held to maturity	(5,690)	43,436	37,746
Other	2,962	415	3,377

Total	$34,294	$20,416	$54,710

Interest-bearing liabilities:
Deposits	$37,130	$5,483	$42,613
FHLB advances	9,605	(9,325)	280
Security repurchase agreements	—	26,546	26,546
Other	924	(1,415)	(491)

Total	$47,659	$21,289	$68,948

Change in net interest income	$(13,365)	$(873)	$(14,238)

     The rate/volume table above indicates that, in general, interest rates on deposits and other liabilities increased to a greater extent than interest rates on our loan products and securities during the three and six months ended June 30, 2006. These rate changes negatively impacted our net interest margin for the periods and were only partially offset by increases in the volume of both our interest-earning assets and interest-earning liabilities.
     Our interest income on loans increased as a result of increased yields on new loan production. This increase offset the decline in interest income attributable to a reduced volume of loans, which declined as certain loans were pooled and exchanged for mortgage-backed securities that we hold on our balance sheet as an investment. Similarly, the increase in interest income arising from mortgage-backed securities held-to-maturity related principally to the increase in the volume of such securities created using our investment loans.
     The increase also relates to our use of security repurchase agreements, which are intended to provide lower funding costs than FHLB advances or borrowings with similar short-term maturities. Our interest expense from security repurchase agreements, $13.1 million and $26.5 million for the three and six months ended June 30, 2006, respectively, were only partly offset by the related reduction in interest expense from FHLB advances. This reflects the shift of funding needs to the security repurchase agreements, despite their higher average cost of 5.01% and 4.78% for the three and six month periods ended June 30,

2006, respectively, as compared to FHLB advances costs of 4.25% and 4.17% for the similar respective periods. This differential reflects the combined long-term and short-term nature of the FHLB advances on its average rate, as compared to the primarily short-term nature of the security repurchase agreements.
     Our interest expense related to deposits increased because of increases in both our rates and our volume of deposits. The rate increase reflects the continuing competition for deposits we face with our Midwest branches, as well as our use of higher-yielding certificates of deposits as a market penetration tool when opening new branches.
Provision for Loan Losses
     Three months. During the three months ended June 30, 2006, we recorded a provision for loan losses of $5.9 million as compared to $2.9 million recorded during the same period in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses in the portfolio for each of the respective periods. Net charge-offs declined in the 2006 period to $5.8 million, compared to $6.6 million for the same period in 2005 but, as a percentage of investment loans, increased to an annualized 0.23% from 0.19%, reflecting the relative decline in our investment loan portfolio as we continue to convert investment loans to mortgage-backed securities held to maturity as part of our overall risk management and funding cost containment strategies. See “Financial Condition – Allowance for Loan Losses,” below, for further information.
     Six months. During the six months ended June 30, 2006, we recorded a provision for loan losses of $9.9 million as compared to $9.2 million recorded during the same period in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses in the portfolio for each of the respective periods. Net charge-offs in the 2006 period totaled $9.5 million compared to $13.4 million for the same period in 2005. Net charge-offs were an annualized 0.20% and 0.19% of average investment loans for the six months ended June 30, 2006 and 2005, respectively, also reflecting the conversion of investment loans to mortgage-backed securities held to maturity. See “Financial Condition – Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net loss on securities available for sale and (vii) other fees and charges. During the three months ended June 30, 2006, non-interest income increased $6.7 million to $61.6 million from $54.9 million in the comparable 2005 period. During the six months ended June 30, 2006, non-interest income increased $13.8 million to $104.2 million from $90.4 million in the comparable 2005 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three months. Loan fees collected during the three months ended June 30, 2006 totaled $1.2 million compared to $3.2 million collected during the comparable 2005 period. This decrease is the result of the $2.2 billion decrease in total loan production to $5.3 billion for the quarter ended June 30, 2006, compared to $7.5 billion in the same 2005 period which resulted in the reduction of certain fees that are not capitalized under SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (“SFAS No. 91”).
     Six months. Loan fees collected during the six months ended June 30, 2006 totaled $2.9 million compared to $5.8 million collected during the comparable 2005 period. This decrease is the result of the $5.2 billion decrease in total loan production to $9.9 billion for the six months ended June 30, 2006, compared to $15.1 billion in the same 2005 period which resulted in the reduction of certain fees that are not capitalized under SFAS No. 91.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our average deposit base.
     Three months. During the three months ended June 30, 2006, we collected $5.7 million in deposit fees versus $4.4 million collected in the comparable 2005 period. This increase is attributable to the increase in our average deposit base as our banking franchise continues to expand, as well as our general increase in deposit fees during the 2006 quarter.
     Six months. During the six months ended June 30, 2006, we collected $10.5 million in deposit fees versus $8.0 million collected in the comparable 2005 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand, as well as our general increase in deposit fees during the second quarter of 2006.

     Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the MSR for that loan is extinguished through an accelerated amortization expense and no further fees will be earned for servicing the loan.
     Three months. Net loan administration fee income decreased to $0.3 million during the three months ended June 30, 2006, from $1.7 million in the 2005 period. This $1.4 million decrease was the result of the $2.0 million increase in the servicing fee revenue, which was offset by the $3.4 million increase in amortization of the MSRs. The increase in the servicing fee revenue was the result of loans serviced for others averaging $25.9 billion during the 2006 period versus $24.5 billion during the 2005 period. The increase in amortization was the result of the increased average balance of MSRs in comparison to the corresponding period in 2005.
     The unpaid principal balance of loans serviced for others was $22.4 billion at June 30, 2006, versus $29.6 billion serviced at December 31, 2005, and $26.6 billion serviced at June 30, 2005. At June 30, 2006, the weighted average servicing fee on these loans was 0.356% (i.e., 35.6 basis points) and the weighted average age was 18 months.
     Six months. Net loan administration fee income decreased to $4.7 million during the six months ended June 30, 2006, from $7.6 million in the 2005 period. This $2.9 million decrease was the result of the $8.1 million increase in the servicing fee revenue, which was offset by the $11.0 million increase in amortization of the MSRs. The increase in the servicing fee revenue was the result of loans serviced for others averaging $27.0 billion during the 2006 period versus $23.6 billion during the 2005 period. The increase in amortization was the result of the increased average balance of MSRs in comparison to the corresponding period in 2005.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher gain during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from Fannie Mae and Freddie Mac, which collectively acquire most of the loans that we sell, and by an over-capacity in the mortgage business that has placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products.
     The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net gain on loan sales	$9,650	$32,348	$26,735	$41,924
Add: SFAS 133 adjustments	(3,337)	(5,866)	(8,719)	(9,001)
Add: provision to secondary market reserve	1,420	1,281	2,426	2,462

Total gain on loans sold	$7,733	$27,763	$20,442	$35,385

Loans sold and securitized	$3,964,625	$5,891,492	$7,858,695	$11,329,539

Spread achieved	0.20%	0.47%	0.26%	0.31%

     Three months. For the three months ended June 30, 2006, net gain on loan sales decreased $22.6 million, to $9.7 million, from $32.3 million in the 2005 period. The 2006 period reflects the sale of $4.0 billion in loans versus $5.9 billion sold in the 2005 period. The interest rate environment and continued significant competition for mortgage loans in the 2006 period resulted in a lower mortgage loan origination volume ($4.7 billion in the 2006 period vs. $7.0 billion in the 2005 period) and a lower overall gain on sale spread (20 basis points in the 2006 period versus 47 basis points in the 2005 period).
     Six months. For the six months ended June 30, 2006, net gain on loan sales decreased $15.2 million, to $26.7 million, from $41.9 million in the 2005 period. The 2006 period reflects the sale of $7.9 billion in loans versus $11.3 billion sold in the

2005 period. The interest rate environment and continued significant competition for mortgage loans in the 2006 period resulted in a lower mortgage loan origination volume ($9.0 billion in the 2006 period vs. $14.2 billion in the 2005 period) and a lower overall gain on sale spread (26 basis points in the 2006 period versus 31 basis points in the 2005 period).
     Net Gain on the Sale of Mortgage Servicing Rights. Our home lending operation sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
     Three months. We sold MSRs attributable to underlying loans totaling $10.0 billion during the three month period ending June 30, 2006 versus $0.3 billion during the 2005 period. During the three month period ending June 30, 2006, we sold $9.9 billion of servicing rights on a bulk basis and $0.1 billion of loans on a servicing released basis. We did not sell any servicing rights on a bulk basis, but sold $0.3 billion of loans on a servicing released basis during the 2005 period.
     For the three months ended June 30, 2006, the net gain on the sale of MSRs increased from $2.3 million during the 2005 period to $34.9 million. The increase in the 2006 period reflected better pricing achieved due to the increasing interest rate environment, as well as the substantially higher volume of sales in the 2006 period.
     Six months. We sold MSRs attributable to underlying loans totaling $13.2 billion during the six month period ending June 30, 2006 versus $3.3 billion during the 2005 period. During the six month period ending June 30, 2006, we sold $12.3 billion of servicing rights on a bulk basis and $0.9 billion of loans on a servicing released basis. For the same period in 2005, we sold $2.5 billion of servicing rights on a bulk basis and $0.8 billion on a servicing released basis for 2005.
     For the six months ended June 30, 2006, the net gain on the sale of MSRs increased from $6.5 million during the 2005 period to $43.5 million. The increase in the 2006 period reflected better pricing achieved due to the increasing interest rate environment, as well as the substantially higher volume of sales in the 2006 period.
     Net Loss on Securities Available for Sale. Currently, securities classified as available for sale are comprised of residual interests as a result of private securitizations. Net loss on securities available for sale is the result of a reduction in the estimated fair value of the security that has been deemed to be an other-than-temporary impairment.
     Three months. During the three months ended June 30, 2006, there were no other-than-temporary impairments in our residual interest in securitizations completed in 2005 and 2006.
     Six months. For the six months ended June 30, 2006, we recognized a $3.6 million other-than-temporary impairment in our residual interest in a securitization completed in 2005. Although the residual interest is accounted for as an available for sale asset, we determined that this impairment was other than temporary and therefore reflected this as an expense. For the six months ended June 30, 2005, there were no securities available for sale. For additional information, see Note 5 to the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended June 30, 2006, we recorded $3.6 million in cash dividends received on FHLB stock, compared to $2.5 million received during the three months ended June 30, 2005. At June 30, 2006 and 2005, we owned $292.1 million and $262.5 million of FHLB stock, respectively. We also recorded $0.9 million and $1.2 million in subsidiary income for the three months ended June 30, 2006 and 2005, respectively.
     Six months. During the six months ended June 30, 2006, we recorded $7.1 million in cash dividends received on FHLB stock, compared to the $5.0 million received during the six months ended June 30, 2005. We also recorded $2.0 million and $2.4 million in subsidiary income for the six months ended June 30, 2006 and 2005, respectively.

Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91. As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period rather than immediately expensed. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Compensation and benefits	$38,758	$38,477	$78,631	$76,032
Commissions	20,911	22,887	37,878	43,967
Occupancy and equipment	16,748	18,302	33,656	34,953
Advertising	2,149	2,111	3,638	4,236
Federal insurance premium	279	284	576	580
Communication	1,478	1,563	3,131	3,116
Other taxes	(3,157)	2,463	(710)	4,531
Other	10,957	11,860	20,828	23,299

Subtotal	88,123	97,947	177,628	190,714
Less: capitalized direct costs of loan closings, under SFAS No. 91	(25,769)	(30,873)	(47,204)	(59,918)

Non-interest expense	$62,354	$67,074	$130,424	$130,796

Efficiency ratio[1]	55.5%	59.2%	61.1%	61.1%

[1]	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. The following are the major changes affecting non-interest expense as reflected in the statements of earnings:
•	The banking operation conducted business from 17 more facilities at June 30, 2006 than at June 30, 2005.

•	We conducted business from 27 fewer home lending centers at June 30, 2006 than at June 30, 2005.

•	The home lending operation originated $4.7 billion in residential mortgage loans during the 2006 quarter versus $7.0 billion in the comparable 2005 quarter.

•	We employed 2,548 salaried employees at June 30, 2006 versus 2,431 salaried employees at June 30, 2005.

•	We employed 122 full-time national account executives at June 30, 2006 versus 133 at June 30, 2005.

•	We employed 408 full-time retail loan originators at June 30, 2006 versus 667 at June 30, 2005.
     Non-interest expense, before the capitalization of direct loan origination costs, decreased $9.8 million to $88.1 million during the three months ended June 30, 2006, from $97.9 million for the comparable 2005 period.
     Compensation and benefits expense increased $0.3 million during the 2006 period from the comparable 2005 period to $38.8 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
     The change in commissions paid to the commissioned sales staff, on a period over period basis was a $2.0 million decrease. This decrease is the direct result of the decreased volume of mortgage loan originations during the period, offset in part by a change in the compensation structure. During the 2006 period, commissions were 44 basis points of loan originations versus 33 basis points during the 2005 period.
     During the quarter ended June 30, 2006, we decided to transfer our secondary mortgage activities into a newly formed wholly-owned subsidiary of the Bank to allow us a higher profile in the marketplace and permit a more robust development of our capital market activities. It also had the benefit of reducing our overall state tax exposure going forward.

     The 7.6% decrease in other expense during the 2006 period from the comparable 2005 period is reflective of the decreased mortgage loan originations and the decreased number of retail loan origination centers offset in part by the increased number of banking centers in operation during the period.
     During the three months ended June 30, 2006, we capitalized direct loan origination costs of $25.8 million, a decrease of $5.1 million from $30.9 million for the comparable 2005 period. This 16.5% decrease is a result of the decrease in mortgage loan production during the 2006 period versus the 2005 production.
     Six months. Non-interest expense, before the capitalization of direct loan origination costs, decreased $13.1 million to $177.6 million during the six months ended June 30, 2006, from $190.7 million for the comparable 2005 period.
     Compensation and benefits expense increased $2.6 million during the 2006 period from the comparable 2005 period to $78.6 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
     The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis there was a $6.1 million decrease. This decrease is the direct result of the decreased volume of mortgage loan originations during the period, offset in part by the change in the compensation structure. During the 2006 period, commissions were 42.3 basis points of loan originations versus 31.1 basis points during the 2005 period.
     During the six months ended June 30, 2006, we decided to transfer our secondary mortgage activities into a newly formed wholly-owned subsidiary of the Bank to allow us a higher profile in the marketplace and to permit a more robust development of our capital market activities. It also had the benefit of reducing our overall state tax exposure going forward.
     The 10.6% decrease in other expense during the 2006 period from the comparable 2005 period is reflective of the decreased mortgage loan originations and the decreased number of home lending centers offset in part by the increased number of banking centers in operation during the period.
     During the six months ended June 30, 2006, we capitalized direct loan origination costs of $47.2 million, a decrease of $12.7 million from $59.9 million for the comparable 2005 period. This 21.2% decrease is a result of the decrease in mortgage loan production during the 2006 period versus the 2005 production.
Financial Condition
     Assets. Our assets totaled $15.2 billion at June 30, 2006, which an increase of $0.1 billion, or 0.7%, as compared to $15.1 billion at December 31, 2005.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities increased from $1.4 billion at December 31, 2005 to $1.7 billion at June 30, 2006. The increase was attributable to the creation of $384.5 million in mortgage-backed securities resulting from a private on-balance sheet securitization of second mortgage fixed rate loans in April 2006. At June 30, 2006, approximately $1.2 billion of these mortgage-backed securities were pledged as collateral under security repurchase agreements. At December 31, 2005, $1.2 billion of the mortgage-backed securities were pledged as collateral under security repurchase agreements and $2.9 million under interest rate swap agreements.
     Securities Available for Sale. Securities available for sale, which are comprised solely of residual interest from securitization of mortgage loan products, increased from $26.1 million at December 31, 2005 to $31.3 million at June 30, 2006. The increase was principally due to the securitization of fixed second mortgage loans that resulted in a residual interest of $9.9 million, offset by a $6.0 million adjustment to fair value in March 2006 of the residual interest related to our December 2005 securitization.
     The current balance is comprised of the residual interests in trusts created for the purpose of our securitization of home equity lines of credit and the guaranteed mortgage securitization of fixed home equity loans during the fourth quarter of 2005 and second quarter of 2006, respectively. Draws on home equity lines of credit are purchased by the trust, resulting in additional residual interest to us. The guaranteed mortgage securitization of fixed home equity loans is treated as a recharacterization of such loans to mortgage-backed securities, whereby no gain on sale is recorded. For more information, see Note 5 to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment.

     Loans available for sale increased $1.0 billion, or 55.6%, to $2.8 billion at June 30, 2006, from $1.8 billion at December 31, 2005. This increase is primarily attributable to the accumulation of currently originated HELOCs and pay-option adjustable rate mortgages for sale or securitization
     Loans Held for Investment. Loans held for investment at June 30, 2006 decreased $1.2 billion from December 31, 2005. The decrease was principally caused by a guaranteed mortgage securitization of approximately $400 million of second mortgage loans and a reclassification of approximately $800 million of pay-option adjustable rate mortgages to loans available for sale of which approximately $600 million were subsequently sold during the period. Subsequently, substantially all pay-option adjustable-rate mortgages originated were included as loans available for sale.
     The following table sets forth the composition of our investment loan portfolio as of the dates indicated.

	June 30, 2006	December 31, 2005	June 30, 2005
	(Dollars in thousands)
Loans held for investment:
Mortgage loans	$7,091,818	$8,248,897	$9,371,300
Second mortgage loans	470,885	700,492	293,582
Construction loans	62,847	65,646	67,749
Commercial real estate loans	1,210,212	995,411	850,260
Warehouse lending	190,466	146,694	289,244
Non-real estate commercial loans	11,670	8,411	7,732
Consumer loans	389,168	410,920	908,185

Total	$9,427,066	$10,576,471	$11,788,052

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
     The allowance for loan losses increased to $39.6 million at June 30, 2006 from $39.1 million at December 31, 2005, respectively. The allowance for loan losses as a percentage of non-performing loans increased to 79.2% from 60.7% at June 30, 2006 and December 31, 2005, respectively, despite a decrease in the investment loan portfolio. Our non-performing loans (i.e., loans that are past due 90 days or more) declined to $50.0 million from $64.5 million at June 30, 2006 and December 31, 2005, respectively. The allowance for loan losses as a percentage of investment loans increased to 0.42% from 0.37% at June 30, 2006 and December 31, 2005, respectively. The increase in the allowance for loan losses at June 30, 2006, reflects management’s assessment of the effect of increased charge-offs and 90-day plus delinquencies in specific loan categories despite the overall decline in loan delinquencies.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At June 30, 2006, 86.6% of all delinquent loans are loans in which we had a first lien position on residential real estate.

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in thousands)
Days Delinquent
30	$28,703	$30,972	$28,728
60	15,253	20,456	24,155
90	50,027	64,466	65,168

Total	$93,983	$115,894	$118,051

Investment loans	$9,427,066	$10,576,471	$11,788,052

Delinquency %	1.00%	1.10%	1.00%

     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Six months ended		Year ended
	June 30, 2006	June 30, 2005	December 31, 2005

Beginning balance	$39,140	$37,627	$38,318
Provision for loan losses	9,923	9,150	18,876
Charge-offs
Mortgage	(4,781)	(9,733)	(11,853)
Consumer	(3,124)	(1,927)	(4,713)
Commercial	(1,305)	(4,474)	(3,055)
Other	(1,742)	(91)	(286)

Total charge-offs	(10,952)	(16,225)	(19,907)

Recoveries
Mortgage	285	463	1,508
Consumer	988	137	247
Commercial	40	2,193	98
Other	182	27	—

Total recoveries	1,495	2,820	1,853

Charge-offs, net of recoveries	(9,457)	(13,405)	(18,054)

Ending balance	$39,606	$33,372	$39,140

Net charge-off ratio (annualized)	0.20%	0.19%	0.16%

     Accrued Interest Receivable. Accrued interest receivable increased from $48.4 million at December 31, 2005 to $50.2 million at June 30, 2006 due to the timing of payments. We typically collect loan interest one month in arrears.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Loans we have repurchased and are non-performing are recorded instead as repurchased assets.
     Repurchased assets totaled $13.6 million at December 31, 2005 and $9.9 million at June 30, 2006. During the three months ended June 30, 2006 and 2005 we repurchased $16.7 million and $13.0 million in non-performing loans, respectively. In the six months ended June 30, 2006 and 2005, we repurchased $29 million and $27.6 million in non-performing loans, respectively. In most instances, these loans are acquired and subsequently foreclosed upon and later sold. Repurchased assets are included within other assets in our consolidated financial statements.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $210.3 million at June 30, 2006, an increase of $9.5 million, or 4.7%, from $200.8 million at December 31, 2005. The increase was the result of the continued expansion of our retail banking center network.
     Mortgage Servicing Rights. MSRs totaled $231.0 million at June 30, 2006, a decrease of $84.7 million from the $315.7 million reported at December 31, 2005. During the six months ended June 30, 2006, we capitalized $113.5 million, amortized $47.2 million, and sold $151.0 million in MSRs.
     At June 30, 2006, the fair value of the MSRs was approximately $328.7 million based on an internal valuation model which utilized an average discounted cash flow rate equal to 10.67%, an average cost to service of $40 per conventional loan and $55 per government or adjustable rate loan, and a weighted prepayment rate assumption of 22.1%. The portfolio contained

121,670 loans, had a weighted average interest rate of 6.15%, a weighted average remaining term of 312 months, and had been seasoned 14 months.
     The principal balance of the loans serviced for others stands at $22.4 billion at June 30, 2006 versus $29.6 billion at December 31, 2005. The capitalized value of the MSRs was 1.03% at June 30, 2006 and 1.06% at December 31, 2005.
Activity of Mortgage Loans Serviced for Others (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Balance at beginning of year	$29,242,906	$22,518,180	$29,648,088	$21,354,724
Loan servicing originated	3,964,625	5,891,492	7,858,695	11,329,539
Loan amortization/prepayments	(818,138)	(291,663)	(1,980,819)	(2,755,684)
Loan servicing sales	(10,009,456)	(1,471,477)	(13,146,027)	(3,282,047)

Ending balance	$22,379,937	$26,646,532	$22,379,937	$26,646,532

     Other Assets. Other assets increased $78.4 million, or 40.1%, to $274.1 million at June 30, 2006, from $195.7 million at December 31, 2005. The majority of this increase was attributable to the sale of MSRs during the quarter. Upon the sale of the MSRs, a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.
     Liabilities. Our total liabilities increased $0.1 billion to $14.4 billion at June 30, 2006 from $14.3 billion at December 31, 2005.
     Deposit Accounts. Deposit accounts decreased $0.2 billion to $7.8 billion at June 30, 2006, from $8.0 billion at December 31, 2005, as certificates of deposit increased while all other deposit types decreased. The composition of our deposits is as follows:
Deposit Portfolio
(Dollars in thousands)

	June 30, 2006			December 31, 2005
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance

Demand accounts	$340,843	0.75%	4.3%	$374,816	0.60%	4.7%
Savings accounts	184,103	1.64	2.3	239,215	1.52	3.0
MMDA	656,902	3.88	8.4	781,087	2.98	9.8
Certificates of deposit (1)	3,723,086	4.52	47.5	3,450,450	3.94	43.2

Total Retail Deposits	4,904,934	4.06	62.5	4,845,568	3.41	60.7

Municipal deposits	1,448,077	5.16	18.5	1,353,633	4.30	17.0
National accounts	1,490,238	3.53	19.0	1,779,799	3.42	22.3

Total Deposits	$7,843,249	4.17%	100.0%	$7,979,000	3.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $2.4 billion at June 30, 2006 and December 31, 2005, respectively.
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
     The municipal deposit channel now totals $1.4 billion. The account totals remained relatively unchanged during the six months ended June 30, 2006. These deposits have been garnered from local government units within our retail market area.

     National deposit accounts, which are generated through nationwide advertising of deposit rates and through investment brokers located across the country, decreased a net $0.3 billion to $1.5 billion at June 30, 2006, from $1.8 billion at December 31, 2005. These deposits had a weighted maturity of 14.26 months and are used for interest rate risk management.
     FHLB Advances. The portfolio of FHLB advances contains floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating rate daily advances	$—	—%	$766,000	4.18%
Fixed rate putable advances	500,000	4.55	700,000	4.49
Fixed rate term advances	3,790,000	4.31	2,759,000	3.69

Total	$4,290,000	4.34%	$4,225,000	3.91%

     FHLB advances increased $0.1 billion to $4.3 billion at June 30, 2006, from $4.2 billion at December 31, 2005. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale and the availability of lower cost funding from our retail deposit base, our escrow accounts and security repurchase agreements. We have an approved line with the FHLB of $6.8 billion at June 30, 2006.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. At both June 30, 2006 and December 31, 2005, we had security repurchase agreements amounting to $1.1 billion.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries. The notes mature in 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense issued by our special purpose trust subsidiaries is deductible for federal income tax purposes. At both June 30, 2006 and December 31, 2005, we had $207.5 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable increased $4.8 million from December 31, 2005 to $46.1 million at June 30, 2006. The increase is principally due to the increase in interest rates on the interest-bearing liabilities.
     Undisbursed Payments on Loans Serviced for Others. Undisbursed payments on loans serviced for others decreased $24.7 million to $382.4 million at June 30, 2006, from $407.1 million at December 31, 2005. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume.
     Escrow Accounts. Customer escrow accounts increased $101.7 million to $320.7 million at June 30, 2006, from $219.0 million at December 31, 2005. These amounts represent payments received from borrowers for taxes and insurance payments and have not yet been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments. A large amount of escrowed tax payments are made in July and December to local school districts and municipal agencies.
     Liability for Checks Issued. Liability for checks issued decreased $5.1 million to $18.1 million at June 30, 2006, from $23.2 million at December 31, 2005. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.
     Federal Income Taxes Payable. Federal income taxes payable increased $18.8 million to $94.1 million at June 30, 2006, from $75.3 million at December 31, 2005. This increase is attributable to the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income during the quarter, offset by estimated tax payments.

     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold during the preceding five years. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Changes in the secondary market reserve due to current loan sales decrease our gain on loan sales, while changes relating to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $20.6 million at June 30, 2006 and $17.6 million at December 31, 2005.
     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$18,000	$15,162	$17,550	$19,002
Provision
Charged to gain on sale for current loan sales	1,420	1,281	2,426	2,462
Charged to other fees and charges for changes in estimates	3,805	1,171	6,880	992

Total	5,225	2,452	9,306	3,454
Charge-offs, net	(2,625)	(2,014)	(6,256)	(6,856)

Balance, end of period	$20,600	$15,600	$20,600	$15,600

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
     Retail deposits increased $0.1 billion, or 1.2%, in the 2006 period from the comparable 2005 period and totaled $4.9 billion at June 30, 2006. We believe that the increase reflects our continued expansion of our branching network as well as continued focus on growth in existing markets.
     Mortgage loans sold during the six months ended June 30, 2006, totaled $7.9 billion, a decrease of $3.4 billion from the $11.3 billion sold during the same period in 2005. This decrease in mortgage loan sales was attributable to the $5.1 billion decrease in mortgage loan originations during the six months ended June 30, 2006. We attribute this decline to a rising interest rate environment, resulting decline in demand for fixed-rate mortgage loans and a shift in consumer demand to loans with credit risks higher than our risk profile, which we did not originate. We sold 87.1% and 79.1% of our mortgage loan originations during the six-month periods ended June 30, 2006 and 2005, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan sales and escrow accounts. We had $4.3 billion of FHLB advances outstanding at June 30, 2006. Such advances are repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing. We currently have an authorized line of credit equal to $6.8 billion at June 30, 2006. This line is collateralized by non-delinquent mortgage loans.

     At June 30, 2006, our security repurchase agreements totaled $1.1 billion. There were no security repurchase agreements outstanding at June 30, 2005. We began using security repurchase agreements as an alternative-financing source in the fourth quarter of 2005 to obtain a competitive alternative to FHLB advances.
     At June 30, 2006, we had outstanding rate-lock commitments to lend $2.0 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $5.3 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2006, we had outstanding commitments to sell $2.0 billion of mortgage loans. We expect that our lending commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $2.0 billion at June 30, 2006 and include $1.0 billion of unused warehouse lines of credit to various mortgage companies, of which we had advanced $190.5 million at June 30, 2006.
     Regulatory Capital Adequacy. At June 30, 2006, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized”. The Company is not subject to any such requirements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     In our home lending operations, we are exposed to market risk in the form of interest rate risk from the time the interest rate on a mortgage loan application is committed to by us through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors and, based upon these analyses, project the amount of mortgage loans we expect to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the amount of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”) to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. The resultant mismatching of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates can cause a higher percentage of pipeline loans to close than projected. To the degree that this is not anticipated, we will not have made commitments to sell these additional pipeline loans and may incur losses upon their sale as the market rate of interest will be higher than the mortgage interest rate committed to by us on such additional pipeline loans. To the extent that the hedging strategies utilized by us are not successful, our profitability may be adversely affected.
     In addition to the home lending operations, Flagstar’s banking operations can be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities. This risk is evaluated and managed on a Company-wide basis using a net portfolio value (NPV) analysis framework. The NPV analysis attempts to estimate the net sensitivity of the fair value of the assets and liabilities to changes in the levels of interest rates.
     Management believes there has been no material change in either interest rate risk or market risk since December 31, 2005.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively as a result of the material weakness in our internal control over financial reporting reported in Item 9A-Controls and Procedures to our Annual Report on Form 10-K for the year ended December 31, 2005.
     (b) Changes in Internal Controls. During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below. For the year ended December 31, 2005, we reported a material weakness in our internal control over financial reporting due to issues relating to state taxes. The changes implemented during the second quarter with respect to remediation of the material weakness include the following:
•	Hired an experienced Chief Tax Officer;

•	Hired additional personnel in the tax department;

•	Continued to utilize an independent accounting firm to assist in the preparation of tax returns and to assist with determination of the effective tax rate;

•	Filed substantially all delinquent returns; and

•	Developed procedures intended to ensure appropriate recording of tax expense.
     While the changes in our internal controls described above are intended to remediate the material weakness identified in connection with our assessment of internal controls as of December 31, 2005, there can be no assurance that such remediation will be completed by December 31, 2006. Further, our testing and evaluation of the operating effectiveness and sustainability of several of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     The Company made no unregistered sales of its common stock during the quarter ended June 30, 2006.
     Issuer Purchases of Equity Securities
     The following table shows shares of our common stock that we purchased in the second quarter of 2006.

			Total Number of
			Shares	Maximum Approximate
			Purchased	Dollar Value (in
		Average	as Part of	millions) of Shares
		Price	Publicly	that May Yet
	Shares	Paid	Announced	Be Purchased
	Purchased	Per	Plans or	Under the Plans
Period	(a)	Share	Programs	or Programs (b)
April 2006	—	$—	—	$25.0

May 2006	418	16.20	—	$25.0

June 2006	—	—	—	$25.0

Total	418	$16.20	—

(a)	All of the shares purchased by the Company during the second quarter of 2006 were in connection with the tax withholding of restricted stock granted under the 2000 Stock Incentive Plan. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(b)	On October 29, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program pursuant to which the Company is empowered to repurchase up to $25 million worth of outstanding common stock. No shares have been repurchased under this plan. If the Company repurchases shares, they will be held as treasury stock and may be available for later reissue in connection with future stock dividends, dividend reinvestment plans, employee benefit plans, and other general corporate purposes.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Shareholders of the Company was held on May 26, 2006. The agenda items for such meeting are shown below together with the vote of the Company’s Common Stock with respect to such agenda items.
     1. The election of six directors to serve until the 2008 Annual Meeting of Stockholders.

	Votes For	Votes Withheld
Thomas J. Hammond	55,338,462	2,058,867
Kirstin A. Hammond	55,177,574	2,219,755
Charles Bazzy	55,502,818	1,894,511
Michael Lucci, Sr.	54,938,150	2,459,179
Robert W. DeWitt	55,337,410	2,059,919
Frank D’Angelo	55,049,527	2,347,802
     The terms of Mark T. Hammond, Robert O. Rondeau, Jr., James D. Coleman, Richard S. Elsea, B. Brian Tauber and Jay J. Hansen continued after such meeting.
     2. The ratification of the appointment of Virchow, Krause & Company, LLP as the Company’s independent auditor for the year ending December 31, 2006.

Votes For	Votes Against	Abstain	Non-Vote
57,149,425	-0-	83,519	164,385

3. Amendment to and restatement of the Company’s Second Restated Articles of Incorporation to eliminate supermajority voting requirements.

Votes For	Votes Against	Abstain	Non-Vote
56,360,890	1,036,439	-0-	-0-

4. Amendment to and restatement of the Company’s Second Restated Articles of Incorporation to provide that the term of directors appointed to fill a vacancy will expire at the next annual meeting.

Votes For	Votes Against	Abstain	Non-Vote
56,817,433	579,896	-0-	-0-

5. Adoption of the 2006 Equity Incentive Plan.

Votes For	Votes Against	Abstain	Non-Vote
33,696,463	-0-	1,891,702	21,809,164
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc.

3.2	Second Amended and Restated Bylaws of Flagstar Bancorp, Inc.

10.1	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference)

11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.

Date: August 4, 2006	/s/ Mark T. Hammond

Mark T. Hammond
President and
Chief Executive Officer
(Duly Authorized Officer)

/s/ Paul D. Borja

Paul D. Borja
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Description
3.1	Amended and Restated Articles of Incorporation of Flagstar Bancorp, Inc.

3.2	Second Amended and Restated Bylaws of Flagstar Bancorp, Inc.

10.1	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference)

11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer