Form 10-Q
period 2006-09-30
FLAGSTAR BANCORP INC
filed 2006-11-01
CIK 1033012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16577
FLAGSTAR BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive	48098

(Address of principal executive offices)	(Zip code)
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
          As of October 31, 2006, 63,587,477 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD–LOOKING STATEMENTS
          This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions.
          There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) the Company’s estimates of prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions differ materially from actual results; (4) general economic conditions, either national or in the states in which the Company does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets result in an adverse effect to the Company; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings.
          The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition — September 30, 2006 (unaudited) and December 31, 2005.

Unaudited Consolidated Statements of Earnings — For the three and nine months ended September 30, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the nine months ended September 30, 2006 (unaudited) and for the year ended December 31, 2005.

Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2006 and 2005.

Unaudited Notes to Consolidated Financial Statements.
Statement regarding Computation of Net Earnings per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At September 30,	At December 31,
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$346,774	$201,163
Mortgage-backed securities held to maturity (fair value $1.6 billion and $1.4 billion at September 30, 2006 and December 31, 2005, respectively)	1,552,040	1,414,986
Securities available for sale	32,295	26,148
Other investments	25,074	21,957
Loans available for sale	3,286,263	1,773,394
Loans held for investment	8,924,181	10,576,471
Less: allowance for loan losses	(42,744)	(39,140)

Loans held for investment, net	8,881,437	10,537,331

Total earning assets	13,777,109	13,773,816
Accrued interest receivable	53,136	48,399
Repossessed assets, net	71,514	47,724
Federal Home Loan Bank stock	274,507	292,118
Premises and equipment, net	212,795	200,789
Mortgage servicing rights, net	150,663	315,678
Other assets	233,527	195,743

Total assets	$15,120,025	$15,075,430

Liabilities and Stockholders’ Equity Liabilities
Deposits	$8,212,773	$7,979,000
Federal Home Loan Bank advances	4,517,308	4,225,000
Security repurchase agreements	734,495	1,060,097
Long term debt	207,472	207,497

Total interest-bearing liabilities	13,672,048	13,471,594
Accrued interest payable	48,329	41,288
Undisbursed payments on loans serviced for others	208,629	407,104
Escrow accounts	230,316	219,028
Liability for checks issued	19,323	23,222
Federal income taxes payable	51,655	75,271
Secondary market reserve	23,900	17,550
Other liabilities	50,813	48,490

Total liabilities	14,305,013	14,303,547

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock — $.01 par value, 150,000,000 shares authorized; 63,571,427 and 63,208,038 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	636	632
Additional paid in capital	62,559	57,304
Accumulated other comprehensive income	5,984	7,834
Retained earnings	745,833	706,113

Total stockholders’ equity	815,012	771,883

Total liabilities and stockholders’ equity	$15,120,025	$15,075,430

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Interest Income
Loans	$184,328	$180,698	$526,222	$509,004
Mortgage-backed securities held to maturity	19,878	4,502	58,177	5,055
Other	1,351	191	5,104	569

Total interest income	205,557	185,391	589,503	514,628

Interest Expense
Deposits	87,054	67,819	244,326	182,478
FHLB advances	48,677	51,593	131,147	133,783
Security repurchase agreements	13,161	—	39,707	—
Other	3,037	5,205	11,282	13,941

Total interest expense	151,929	124,617	426,462	330,202

Net interest income	53,628	60,774	163,041	184,426
Provision for loan losses	7,291	3,690	17,213	12,840

Net interest income after provision for loan losses	46,337	57,084	145,828	171,586

Non-Interest Income
Loan fees and charges	2,146	3,587	4,996	9,422
Deposit fees and charges	5,080	4,356	15,584	12,333
Loan administration	7,766	(1,913)	12,430	5,701
Net gain (loss) on loan sales	(8,197)	3,426	18,538	45,351
Net gain on sales of mortgage servicing rights	45,202	492	88,719	7,002
Net loss on securities available for sale	(2,144)	—	(5,701)	—
Other fees and charges	4,485	10,819	23,966	31,388

Total non-interest income	54,338	20,767	158,532	111,197

Non-Interest Expense
Compensation and benefits	37,518	30,275	108,735	92,613
Occupancy and equipment	17,726	16,122	51,335	50,568
Communication	1,108	2,573	3,295	5,688
Other taxes	(21)	1,797	(1,652)	6,327
General and administrative	12,522	12,461	37,564	38,829

Total non-interest expense	68,853	63,228	199,277	194,025

Earnings before federal income taxes	31,822	14,623	105,083	88,758
Provision for federal income taxes	11,070	5,163	36,780	31,720

Net Earnings	$20,752	$9,460	$68,303	$57,038

Net earnings per share — basic	$0.33	$0.15	$1.08	$0.92

Net earnings per share — diluted	$0.32	$0.15	$1.06	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity
Balance at January 1, 2005	$614	$40,754	$5,343	$682,243	$728,954

Net earnings	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment – net of tax	—	—	(1,335)	—	(1,335)
Net unrealized gain on swaps used in cash flow hedges – net of tax	—	—	3,328	—	3,328
Net unrealized gain on securities available for sale – net of tax	—	—	498	—	498

Total comprehensive income	—	—	—	—	82,356
Stock options exercised and grants issued, net	18	8,171	—	—	8,189
Tax benefit from stock-based compensation	—	8,379	—	—	8,379
Dividends paid ($0.90 per share)	—	—	—	(55,995)	(55,995)

Balance at December 31, 2005 (Unaudited)	632	57,304	7,834	706,113	771,883

Net earnings	—	—	—	68,303	68,303
Reclassification of gain on swap extinguishment – net of tax	—	—	(1,001)	—	(1,001)
Net unrealized loss on swaps used in cash flow hedges – net of tax	—	—	(1,253)	—	(1,253)
Net unrealized gain on securities available for sale – net of tax	—	—	404	—	404

Total comprehensive income	—	—	—	—	66,453
Stock options exercised and grants issued, net	4	4,350	—	—	4,354
Tax benefit from stock-based compensation	—	905	—	—	905
Dividends paid ($0.45 per share)	—	—	—	(28,583)	(28,583)

Balance at September 30, 2006	$636	$62,559	$5,984	$745,833	$815,012

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the nine months ended
	September 30,
	2006	2005
	(Unaudited)
Operating Activities
Net earnings	$68,303	$57,038
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	17,213	12,840
Depreciation and amortization	80,129	89,264
FHLB stock dividends	—	(5,035)
Net gain on the sale of assets	(2,010)	(1,449)
Net gain on loan sales	(18,538)	(45,351)
Net gain on sales of mortgage servicing rights	(88,719)	(7,002)
Net loss on securities available for sale	5,701	—
Proceeds from sales of loans available for sale	11,903,799	18,325,046
Originations and repurchase of mortgage loans available for sale, net of principal repayments	(12,401,103)	(19,139,818)
Increase in accrued interest receivable	(4,737)	(12,904)
(Increase) decrease in other assets	(39,682)	102,766
Increase in accrued interest payable	7,041	9,879
(Decrease) increase in the liability for checks issued	(3,899)	3,830
Net tax benefit for stock grants issued	(905)	—
(Decrease) increase in federal income taxes payable	(22,667)	30,670
Increase (decrease) in other liabilities	8,673	(9,460)

Net cash used in operating activities	(491,401)	(589,686)

Investing Activities
Net change in other investments	(3,117)	(2,908)
Repayments of mortgage-backed securities held to maturity	300,543	9,650
Origination of portfolio loans, net of principal repayments	125,386	(1,295,941)
Redemption (purchase) of Federal Home Loan Bank stock	17,611	(47,788)
Investment in unconsolidated subsidiaries	—	3,095
Proceeds from the disposition of repossessed assets	42,068	31,952
Acquisitions of premises and equipment, net of proceeds for sales	(32,032)	(35,430)
Capitalization of mortgage servicing rights	(175,141)	(261,612)
Proceeds from the sale of mortgage servicing rights	371,751	36,732

Net cash provided by (used in) investing activities	647,069	(1,562,250)

Financing Activities
Net increase in deposit accounts	233,773	781,760
Net decrease in security repurchase agreements	(325,602)	—
Issuance of junior subordinated debt	—	100,000
Net increase in Federal Home Loan Bank advances	292,308	1,283,279
Payment on other long term debt	(25)	(25)
Net disbursement of payments of loans serviced for others	(198,475)	(29,266)
Net receipt of escrow payments	11,288	121,093
Proceeds from the exercise of stock options	4,354	4,934
Net tax benefit for stock grants issued	905	—
Dividends paid to stockholders	(28,583)	(46,513)

Net cash (used in) provided by financing activities	(10,057)	2,215,262

Net increase in cash and cash equivalents	145,611	63,326
Beginning cash and cash equivalents	201,163	168,442

Ending cash and cash equivalents	$346,774	$231,768

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows – Continued
(In thousands)

	For the nine months ended
	September 30,
	2006	2005
	(Unaudited)
Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$77,322	$38,351

Total interest payments made on deposits and other borrowings	$419,421	$320,323

Federal income taxes paid	$61,253	$—

Mortgage loans available for sale transferred to held for investment	$247,771	$735,907

Mortgage loans held for investment transferred to available for sale	$1,256,646	$—

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$440,707	$834,848

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
          Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) is a New York Stock Exchange – listed company (NYSE: FBC) headquartered in Troy, Michigan, which serves as the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.1 billion in assets at September 30, 2006, Flagstar is the largest publicly traded savings bank headquartered in the Midwest.
          The Company’s principal business is investing in various types of loans using funds obtained in the form of deposits and borrowings. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.
          The Company sells or securitizes most of the mortgage loans that it originates, and it generally retains the right to service the mortgage loans it sells. These mortgage servicing rights (“MSRs”) generate loan administration income for the Company before amortization and are periodically sold by the Company as the related loans are originated (“flow basis”) or after a sufficient amount of MSRs have been accumulated (“bulk basis”) in transactions separate from the sale of the underlying mortgages. The Company may also retain loans for its own portfolio as part of its asset growth and retail bank strategies and to receive the interest spread between interest-earning assets and interest-paying liabilities.
          The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC up to the applicable limits.
          On May 30, 2006, the Company formed Flagstar Capital Markets Corporation (“FCMC”) as a wholly-owned subsidiary of the Bank. FCMC performs functions that were previously handled by the Bank’s capital markets group, which were transferred to FCMC at the time of its creation. These functions include maintaining investment loans on the balance sheet, the purchase of securities, the sale and securitization of mortgage loans, the maintenance and sale of mortgage servicing rights, the development of new loan products, the establishment of pricing for mortgage loans to be acquired, providing for lock-in support, and the management of the interest rate risk associated with these activities.
Note 2. Basis of Presentation
          The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with current accounting principles, the Company’s trust subsidiaries are not consolidated. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.
          The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
Servicing of Financial Assets
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value. SFAS No. 156 permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. The Company early-adopted SFAS No. 156 and elected to retain the amortization method for all classes of servicing assets. Had the Company elected the fair value method on January 1, 2006, the Company’s retained earnings would have increased by approximately $68 million, net of tax.
Accounting for Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The standard is required to be adopted by the Company on January 1, 2007. Management is currently analyzing the impact of this interpretation on the Company’s financial condition, results of operation and liquidity.
Establishing Standards on Measuring Fair Value
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.
Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 amends SFAS statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires employers to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. The standard is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans, this standard is not expected to have an impact on the Company’s financial condition, results of operation or liquidity.
Quantifying Financial Statement Misstatements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. The statement addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. The standard is required to be adopted by the Company on January 1, 2007. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.
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
          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123R eliminated the alternative to use the intrinsic method of accounting previously allowed under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which generally did not require any compensation expense to be recognized in the financial statements for the grant of stock options to employees if certain conditions were met . Only certain pro forma disclosures of share-based payments were required.
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
          Prior to the adoption of SFAS No. 123R, the Company accounted for its Prior Plan under the recognition and measurement principles of APB Opinion No. 25. The Company reported all tax benefits resulting from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. In accordance with SFAS No. 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $0.1 million and $0.9 million for the three and nine months ended September 30, 2006, respectively.
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
          The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of options it issued during the year ended December 31, 2005: dividend yield of 4.80%; expected volatility of 45.28%; a risk-free rate of 3.80%; and an expected life of five years. There were no options granted during the nine-month period ending September 30, 2006.

          The following table summarizes the activity that occurred in the nine month period ended September 30, 2006, and the year ended December 31, 2005:

	Number of Shares
	September 30,	December 31,
	2006	2005
	(Unaudited)
Options outstanding, beginning of period	3,417,366	4,961,529
Options granted	—	372,792
Options exercised	(326,340)	(1,788,354)
Options canceled, forfeited and expired	(23,234)	(128,601)

Options outstanding, end of period	3,067,792	3,417,366

Options exercisable, end of period	2,920,342	2,861,884

	Weighted Average Exercise Price
	September 30,	December 31,
	2006	2005
	(Unaudited)
Options outstanding, beginning of period	$13.20	$9.34
Options granted	—	20.50
Options exercised	6.11	4.17
Options canceled, forfeited and expired	17.27	15.64
Options outstanding, end of period	13.73	13.20
Options exercisable, end of period	13.79	13.20
          The following information pertains to the stock options under the Prior Plans, and now contained in the 2006 Plan, that were not exercised at September 30, 2006 (unaudited):

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Options	Remaining	Average	Options	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Grant Price	September 30, 2006	Life (Years)	Price	September 30, 2006	Price

$ 1.76	130,149	3.76	$1.76	130,149	$1.76
1.96 – 4.77	28,050	2.44	3.49	28,050	3.49
5.01	94,738	4.64	5.01	94,738	5.01
5.29 – 6.06	108,401	2.72	5.34	108,401	2.72
11.80	1,120,831	4.35	11.80	1,120,831	11.80
12.27 – 15.23	771,149	4.83	12.31	623,699	12.27
19.35 – 20.06	36,429	5.82	19.70	36,429	19.70
20.73	339,863	6.84	20.73	339,863	20.73
22.68	287,456	7.28	22.68	287,456	22.68
24.72	150,726	6.70	24.72	150,726	24.72

	3,067,792		$13.73	2,920,342	$13.79

At September 30, 2006, the number of options available for future grants was 2,293,514.

          The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights it issued during the nine months ended September 30, 2006: dividend yield of 3.68%; expected volatility of 21.98%; a risk-free rate of 4.99%; and an expected life of five years.
          The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted Average
Stock Appreciation Rights Awarded:	Shares	Fair Value
Non-vested balance at December 31, 2005	—
Granted	328,873	$2.10
Vested	—
Forfeited	—

Non-vested balance at September 30, 2006	328,873

          The following table illustrates the effect on net earnings and earnings per share as of and for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation (in thousands, except per share data):

	For the three	For the nine
	months ended	months ended
	September 30, 2005	September 30, 2005
Net earnings, as reported	$9,460	$57,038

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(654)	(1,962)

Pro forma net earnings	$8,806	$55,076

Basic earnings per share
As reported	$0.15	$0.92
Pro forma	$0.14	$0.89

Diluted earnings per share
As reported	$0.15	$0.89
Pro forma	$0.14	$0.86
          For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $0.4 million ($0.3 million net of tax) and $1.8 million ($1.2 million net of tax), respectively or less than $0.01 per share and $0.02 per share, diluted. The future effect of SFAS No. 123R on results of operations will depend on the level of future grants, the vesting period of those grants, the fair value of the options granted at such date and the fair value of the cash-settled stock appreciation rights. Consequently, the current effects on the Company’s results as a result of adopting FASB No. 123R in 2006 are not necessarily representative of effects for future periods.
Note 5. Securities Available for Sale
          The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “HELOC Securitization”). In addition, each month, draws on the home equity lines of credit in the trust established in the HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be other-than-temporarily impaired (“OTTI”) are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

          At September 30, 2006, key assumptions used in determining the fair value of residual interests resulting from the securitization completed in December 2005 were a prepayment speed of 52%, projected credit losses of 1.25% and a discount rate of 15%.
          On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400 million of fixed second mortgage loans that the Company held at the time in its investment portfolio (the “Second Mortgage Securitization”). The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity, and therefore no gain on sale was recorded. The securitization resulted in the Company recording a residual interest of approximately $9.9 million that is carried as a security available for sale. At September 30, 2006, key assumptions used in determining the value of residual interests resulting from this securitization were a prepayment speed of 25%, projected credit losses of 1.50% and a discount rate of 15%.
          The table below sets forth key economic assumptions and the hypothetical sensitivity of the fair value of residual interests to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates, that may magnify or counteract sensitivities.

	Assumptions
		Prepayment	Projected	Discount
HELOC Securitization	Fair Value	Speed	Credit Losses	Rate
	(Dollars in thousands)
Residual asset as of September 30, 2006	$20,938	52%	1.25%	15%
Impact on fair value of 10% adverse change in assumption		$1,443	$388	$509
Impact on fair value of 20% adverse change in assumption		$2,597	$776	$999

	Assumptions
Second Mortgage		Prepayment	Projected	Discount
Securitization	Fair Value	Speed	Credit Losses	Rate
	(Dollars in thousands)
Residual asset as of September 30, 2006	$11,357	25%	1.50%	15%
Impact on fair value in 10% adverse change in assumption		$56	$409	$583
Impact on fair value in 20% adverse change in assumption		$117	$818	$1,126
Note 6. Segment Information
          The Company’s operations are comprised of two business segments: banking and home lending. Each business operates under the same banking charter and is complementary to the other, but is reported on a segmented basis for this report.
          The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets, such as loans and securities. It holds these loans in the investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. All of the non-bank consolidated subsidiaries are included in the banking operation.
          The home lending operation involves the origination, packaging and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells the related MSRs in the secondary market. Funding for the lending operation is provided by deposits garnered and borrowings incurred by the banking group, as well as proceeds from loan sales and MSR sales generated by the home lending group.

          Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the three months ended September 30, 2006
	Banking	Home Lending
2006:	Operation	Operation	Elimination	Combined
Net interest income	$42,111	$11,517	$—	$53,628
Gain on sale revenue	—	37,005	—	37,005
Other income	4,159	13,174	—	17,333
Total net interest income and non-interest income	46,270	61,696	—	107,966
Earnings before federal income taxes	14,378	17,444	—	31,822
Depreciation and amortization	2,492	15,173	—	17,665
Capital expenditures	7,407	1,641	—	9,048
Identifiable assets	14,416,661	3,753,364	(3,050,000)	15,120,025
Inter-segment income (expense)	22,875	(22,875)	—	—

	For the nine months ended September 30, 2006
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$124,798	$38,243	$—	$163,041
Gain on sale revenue	—	107,257	—	107,257
Other income	18,410	32,865	—	51,275
Total net interest income and non-interest income	143,208	178,365	—	321,573
Earnings before federal income taxes	47,589	57,494	—	105,083
Depreciation and amortization	7,209	72,920	—	80,129
Capital expenditures	29,504	2,382	—	31,886
Identifiable assets	14,416,661	3,753,364	(3,050,000)	15,120,025
Inter-segment income (expense)	57,300	(57,300)	—	—

	For the three months ended September 30, 2005
	Banking	Home Lending
2005:	Operation	Operation	Elimination	Combined
Net interest income	$44,162	$16,612	$—	$60,774
Gain on sale revenue	—	3,918	—	3,918
Other income	15,982	867	—	16,849
Total net interest income and non-interest income	60,144	21,397	—	81,541
Earnings before federal income taxes	33,559	(18,936)	—	14,623
Depreciation and amortization	2,384	34,844	—	37,228
Capital expenditures	4,901	5,918	—	10,819
Identifiable assets	14,442,011	2,215,034	(1,200,000)	15,457,045
Inter-segment income (expense)	9,000	(9,000)	—	—

	For the nine months ended September 30, 2005
	Banking	Home Lending
	Operation	Operation	Elimination	Combined
Net interest income	$136,708	$47,718	$—	$184,426
Gain on sale revenue	—	52,353	—	52,353
Other income	40,392	18,452	—	58,844
Total net interest income and non-interest income	177,100	118,523	—	295,623
Earnings before federal income taxes	91,657	(2,899)	—	88,758
Depreciation and amortization	7,455	81,809	—	89,264
Capital expenditures	24,498	10,889	—	35,387
Identifiable assets	14,442,011	2,215,034	(1,200,000)	15,457,045
Inter-segment income (expense)	31,275	(31,275)	—	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Where we say “we,” “us,” or “our,” we usually mean Flagstar Bancorp, Inc. In some cases, a reference to “we,” “us,” or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and FCMC, its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
          We have no significant business other than of the Bank. Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 6 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
          Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and the borrowing of funds and investing all these amounts in duration-matched assets consisting primarily of mortgages originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and the interest paid for deposits and other borrowed funds. At September 30, 2006, we operated a branch network of 146 banking centers. We continue to focus on expanding our branch network to increase our access to retail deposit funding sources. During the first nine months of 2006, we opened 10 banking centers. During the remainder of 2006, we expect to open a total of five more banking centers in the Atlanta area.
          Home Lending Operation. Our home lending operation originates, packages and sells residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and sells MSRs in the secondary market. Funding for our home lending operation is provided by deposits obtained from our banking operations, other borrowings and proceeds from loan sales and MSR sales.
Critical Accounting Policies
          Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified four policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our derivatives; and (d) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Return on average assets	0.55%	0.25%	0.60%	0.52%
Return on average equity	10.10%	5.03%	12.23%	10.19%
Efficiency ratio	63.8%	77.5%	62.0%	65.6%

Equity/assets ratio (average for the period)	5.46%	4.95%	4.93%	5.14%

Mortgage loans originated or purchased	$4,633,986	$8,306,439	$13,882,989	$22,623,153
Other loans originated or purchased	$200,161	$489,665	$885,158	$1,274,541
Mortgage loans sold	$4,045,915	$6,983,384	$11,904,611	$18,312,923

Interest rate spread – Bank only [1]	1.44%	1.63%	1.44%	1.69%
Net interest margin – Bank only [2]	1.67%	1.84%	1.65%	1.90%
Interest rate spread – Consolidated [1]	1.47%	1.68%	1.48%	1.74%
Net interest margin – Consolidated [2]	1.54%	1.72%	1.57%	1.85%

Average common shares outstanding (000’s)	63,548	62,288	63,475	61,945
Average fully diluted shares outstanding (000’s)	64,304	64,186	64,323	64,118

Charge-offs to average investment loans (annualized)	0.18%	0.16%	0.19%	0.18%

	September 30,	June 30,	December 31,	September 30,
	2006	2006	2005	2005
Equity-to-assets ratio	5.39%	5.28%	5.12%	4.83%
Core capital ratio [3]	6.52%	6.39%	6.26%	5.99%
Total risk-based capital ratio [3]	11.52%	11.15%	11.09%	10.44%

Book value per share	$12.82	$12.65	$12.21	$11.96
Number of common shares outstanding	63,571	63,529	63,208	62,368

Mortgage loans serviced for others	$14,829,396	$22,379,937	$29,648,088	$31,282,929
Capitalized value of mortgage servicing rights	1.02%	1.03%	1.06%	1.13%

Ratio of allowance to non-performing loans	77.1%	79.2%	60.7%	69.6%
Ratio of allowance to loans held for investment	0.48%	0.42%	0.37%	0.31%
Ratio of non-performing assets to total assets	1.05%	0.99%	0.98%	0.86%

Number of banking centers	146	145	137	129
Number of home lending centers	85	87	101	105
Number of salaried employees	2,559	2,548	2,405	2,414
Number of commissioned employees	491 [4]	530 [4]	689	790

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

[4]	Commissioned employees also receive a base salary.

RESULTS OF OPERATIONS
Net Earnings
          Three months. Net earnings for the three months ended September 30, 2006 was $20.8 million ($0.32 per share-diluted), an $11.3 million increase from the $9.5 million ($0.15 per share-diluted) reported in the comparable 2005 period. The overall increase resulted from a $33.6 million increase in non-interest income offset in part by a $5.6 million increase in non-interest expense, a $10.8 million decrease in net interest income after provision for loan losses and a $5.9 million increase in federal income tax expense.
          Nine months. Net earnings for the nine months ended September 30, 2006 was $68.3 million ($1.06 per share-diluted), an $11.3 million increase from the $57.0 million ($0.89 per share-diluted) reported in the comparable 2005 period. On a period-to-period comparison basis, there was a $47.3 million increase in non-interest income, offset by a $5.2 million increase in non-interest expense in the 2006 period, a $25.7 million decrease in net interest income after provision for loan losses and a $5.1 million increase in federal income tax expense.
Net Interest Income
          Three months. We recorded $53.6 million in net interest income for the three months ended September 30, 2006, an 11.8% decline from $60.8 million recorded for the comparable 2005 period. The decline reflects a $20.2 million increase in interest income offset by a $27.3 million increase in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that increased more than the increase in yields earned on loans and mortgage-backed securities. In the three months ended September 30, 2006, as compared to the same period in 2005, we decreased our average interest-earning assets by $0.2 billion and our average interest-paying liabilities by $0.3 billion.
          Average interest-earning assets as a whole repriced up 67 basis points during the three months ended September 30, 2006, while average interest-bearing liabilities repriced up 88 basis points during the same period, resulting in the decrease in our net interest spread of 21 basis points to 1.47% for the three months ended September 30, 2006, from 1.68% for the comparable 2005 period.
          Nine months. We recorded $163.0 million in net interest income for the nine months ended September 30, 2006, an 11.6% decline from the $184.4 million recorded for the comparable 2005 period. The decline reflects a $74.9 million increase in interest income offset by a $96.3 million increase in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that increased to a greater extent than the increase in yields earned on loans and mortgage-backed securities. In this same period, our average paying liabilities increased by $0.1 billion more than the increase in our average interest-earning assets. This caused a decline in the ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2006 to 102% from 103% for the nine months ended September 30, 2005. Together, the effect of these rate and volume changes resulted in the reduction in the net interest margin, to 1.57% for the third quarter of 2006 from 1.85% for the third quarter of 2005.
          Average interest-earning assets as a whole repriced up 51 basis points during the nine months ended September 30, 2006 while average interest-bearing liabilities repriced up 77 basis points during the same period, resulting in the decrease in our net interest spread of 26 basis points to 1.48% for the nine months ended September 30, 2006 from 1.74% for the comparable 2005 period.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $6.0 million and $7.4 million for the three months ended September 30, 2006 and 2005, respectively. For both the nine months ended September 30, 2006 and 2005, interest income from earning assets included $21.2 million of amortization of net premiums and net deferred loan origination costs. Non-accruing loans were included in the average loan amounts outstanding.

	Three months ended September 30,
	2006			2005
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:

Loans receivable, net	$12,137,127	$184,328	6.07%	$13,739,838	$180,698	5.26%
Mortgage-backed securities-held to maturity	1,621,748	19,878	4.90	286,238	4,502	6.29
Other	55,822	1,351	9.67	27,022	191	2.84

Total interest-earning assets	13,814,697	$205,557	5.95%	14,053,098	$185,391	5.28%
Other assets	1,232,581			1,162,432

Total assets	$15,047,278			$15,215,530

Interest-bearing liabilities:

Deposits	$8,040,584	$87,054	4.30%	$8,220,828	$67,819	3.27%
FHLB advances	4,236,896	48,677	4.56	5,098,832	51,593	4.01
Security repurchase agreements	975,901	13,161	5.35	—	—	—
Other	207,751	3,037	5.85	409,200	5,205	5.09

Total interest-bearing liabilities	13,461,132	$151,929	4.48%	13,728,860	$124,617	3.60%
Other liabilities	764,447			734,062
Stockholders’ equity	821,699			752,608

Total liabilities and stockholders’ equity	$15,047,278			$15,215,530

Net interest-earning assets	$353,565			$324,238

Net interest income		$53,628			$60,774

Interest rate spread[1]			1.47%			1.68%

Net interest margin[2]			1.54%			1.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			103%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Nine months ended September 30,
	2006			2005
	(Dollars in thousands)
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:

Loans receivable, net	$12,189,169	$526,222	5.76%	$13,144,068	$509,004	5.16%
Mortgage-backed securities-held to maturity	1,548,182	58,177	5.01	108,157	5,055	6.23
Other	118,322	5,104	5.75	52,260	569	1.45

Total interest-earning assets	13,855,673	$589,503	5.67%	13,304,485	$514,628	5.16%
Other assets	1,236,399			1,218,052

Total assets	$15,092,072			$14,522,537

Interest-bearing liabilities:

Deposits	$8,257,259	$244,326	3.96%	$7,919,520	$182,478	3.08%
FHLB advances	4,082,026	131,147	4.30	4,708,358	133,783	3.80
Security repurchase agreements	1,072,735	39,707	4.95	—	—	—
Other	184,922	11,282	8.13	335,283	13,941	5.56

Total interest-bearing liabilities	13,596,942	$426,462	4.19%	12,963,161	$330,202	3.42%
Other liabilities	750,736			812,749
Stockholders’ equity	744,394			746,627

Total liabilities and stockholders’ equity	$15,092,072			$14,522,537

Net interest-earning assets	$258,731			$341,324

Net interest income		$163,041			$184,426

Interest rate spread[1]			1.48%			1.74%

Net interest margin[2]			1.57%			1.85%

Ratio of average interest-earning assets to average interest-bearing liabilities			102%			103%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three months ended September 30,
	2006 versus 2005
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$24,706	$(21,076)	$3,630
Mortgage-backed securities-held to maturity	(5,625)	21,001	15,376
Other	956	204	1,160

Total	$20,037	$129	$20,166

Interest-bearing liabilities:
Deposits	$20,721	$(1,486)	$19,235
FHLB advances	5,796	(8,712)	(2,916)
Security repurchase agreements	—	13,161	13,161
Other	417	(2,585)	(2,168)

Total	$26,934	$378	$27,312

Change in net interest income	$(6,897)	$(249)	$(7,146)

	Nine months ended September 30,
	2006 versus 2005
	Increase (Decrease) due to:
	Rate	Volume	Total
		(In thousands)
Interest-earning assets:
Loans receivable, net	$54,173	$(36,955)	$17,218
Mortgage-backed securities-held to maturity	(14,163)	67,285	53,122
Other	3,817	718	4,535

Total	$43,827	$31,048	$74,875

Interest-bearing liabilities:
Deposits	$54,068	$7,780	$61,848
FHLB advances	15,166	(17,802)	(2,636)
Security repurchase agreements	—	39,707	39,707
Other	3,594	(6,253)	(2,659)

Total	$72,828	$23,432	$96,260

Change in net interest income	$(29,001)	$7,616	$(21,385)

     The rate/volume table above indicates that, in general, interest rates on deposits and other liabilities increased to a greater extent than interest rates on our loan products and securities during the three and nine months ended September 30, 2006. The adverse impact of these rate changes on our net interest margin for the periods were offset in part by the effect of the increase in interest-earning assets over interest-bearing liabilities.
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
     The increase in interest rates occurred despite our use of security repurchase agreements, which had lower funding costs than FHLB advances or borrowings with similar short-term maturities. Our interest expense from security repurchase agreements, $13.2 million and $39.7 million for the three and nine months ended September 30, 2006, respectively, were only partly offset by the related reduction in interest expense from FHLB advances. This reflects the shift of funding needs to the security repurchase agreements, despite their higher average cost of 5.35% and 4.95% for the three and nine month periods ended September 30, 2006, respectively, as compared to FHLB advances costs of 4.56% and 4.30% for the similar respective periods. This differential reflects the effect of the combined long-term and short-term nature of the FHLB advances on its average rate, as compared to the primarily short-term nature of the security repurchase agreements. On comparable short-term maturities, the securities repurchase agreements had borrowing rates that were generally 16 basis points less than those for FHLB advances.
     Our interest expense related to deposits increased because of increases in both our rates and our volume of deposits. The rate increase reflects the continuing competition for deposits we face with our Midwest branches, as well as our use of higher-yielding certificates of deposits as a market penetration tool when opening new branches.
Provision for Loan Losses
     Three months. During the three months ended September 30, 2006, we recorded a provision for loan losses of $7.3 million as compared to $3.7 million recorded during the same period in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses in the portfolio. Net charge-offs declined in the 2006 period to $4.2 million, compared to $4.7 million for the same period in 2005, but as a percentage of investment loans, increased to an annualized 0.18% from 0.16%. The increase in charge-offs as a percentage of investment loans reflects the relative decline in the balance of our investment loan portfolio as we continue to convert investment loans to mortgage-backed securities held to maturity as part of our overall risk management and funding cost containment strategies. See “Financial Condition – Allowance for Loan Losses,” below, for further information.
     Nine months. During the nine months ended September 30, 2006, we recorded a provision for loan losses of $17.2 million as compared to $12.8 million recorded during the same period in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses in the portfolio. Net charge-offs in the 2006 period totaled $13.6 million compared to $15.3 million for the same period in 2005. Net charge-offs were an annualized 0.19% and 0.18% of average investment loans for the nine months ended September 30, 2006 and 2005, respectively, which also reflects a reduced balance of investment loans resulting from the conversion of investment loans to mortgage-backed securities held to maturity. See “Financial Condition – Allowance for Loan Losses,” below, for further information.

Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net loss on securities available for sale and (vii) other fees and charges. During the three months ended September 30, 2006, non-interest income increased to $54.3 million from $20.8 million in the comparable 2005 period. During the nine months ended September 30, 2006, non-interest income increased to $158.5 million from $111.2 million in the comparable 2005 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three months. Loan fees collected during the three months ended September 30, 2006 totaled $2.1 million compared to $3.6 million collected during the comparable 2005 period. This decrease is the result of the $4.0 billion decrease in total loan production to $4.8 billion for the quarter ended September 30, 2006, compared to $8.8 billion in the same 2005 period.
     Nine months. Loan fees collected during the nine months ended September 30, 2006 totaled $5.0 million compared to $9.4 million collected during the comparable 2005 period. This decrease is the result of the $9.1 billion decrease in total loan production to $14.8 billion for the nine months ended September 30, 2006, compared to $23.9 billion in the same 2005 period.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our average deposit base.
     Three months. During the three months ended September 30, 2006, we collected $5.1 million in deposit fees versus $4.4 million in the comparable 2005 period. This increase is attributable to the increase in our average deposit base as our banking franchise continues to expand, as well as our general increase in deposit fees during 2006.
     Nine months. During the nine months ended September 30, 2006, we collected $15.6 million in deposit fees versus $12.3 million in the comparable 2005 period. This increase is attributable to the increase in our deposits as our banking franchise continues to expand, as well as our general increase in deposit fees during 2006.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee, resulting in the establishment of an MSR asset. The MSR asset is amortized based on its expected life, with the expense netted against loan administration fee income. When an underlying loan is prepaid or refinanced, or if the MSR is sold by the Bank as part of its overall business model, the MSR for that loan is written off through an accelerated amortization expense or against any sales proceeds, as appropriate, as no further fees will be earned for servicing the loan.
     Three months. Net loan administration fee income increased to $7.8 million during the three months ended September 30, 2006, from a negative $1.9 million in the 2005 period. The $9.7 million increase was the result of a $9.9 million decrease in the servicing fee revenue, which was offset by a $19.6 million decrease in amortization expense of the MSRs. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $13.7 billion during the 2006 period versus $29.0 billion during the 2005 period. The decrease in amortization expense was the result of a lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2005.
     The unpaid principal balance of loans serviced for others was $14.8 billion at September 30, 2006, versus $29.6 billion serviced at December 31, 2005, and $31.3 billion serviced at September 30, 2005. At September 30, 2006, the weighted average servicing fee on these loans was 0.346% (i.e., 34.6 basis points) and the weighted average age was 17 months.
     Nine months. Net loan administration fee income increased to $12.4 million during the nine months ended September 30, 2006, from $5.7 million in the 2005 period. This $6.7 million increase was the result of the $1.9 million decrease in the servicing fee revenue, which was offset by an $8.6 million decrease in amortization expense of the MSRs. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $22.3 billion during the 2006 period versus $25.4 billion during the 2005 period. The decrease in amortization expense was the result of a lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2005.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher gain during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac, and by an over-capacity in the mortgage business that has placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products.
     The following table provides a reconciliation of the net gain on sale recorded on loans sold within the periods shown (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net (loss) gain on loan sales	$(8,197)	$3,426	$18,538	$45,351
Add: SFAS 133 adjustments	8,248	7,014	(471)	(1,987)
Add: provision to secondary market reserve	1,626	1,518	4,052	3,980

Total gain on loans sold	$1,677	$11,958	$22,119	$47,344

Loans sold or securitized	$4,045,915	$6,983,384	$11,904,611	$18,312,923

Spread achieved	0.04%	0.17%	0.19%	0.26%

     Three months. For the three months ended September 30, 2006, there was a net loss on loan sales of $8.2 million, as opposed to a $3.4 million gain in the 2005 period, a decrease of $11.6 million. The 2006 period reflects the sale of $4.0 billion in loans versus $6.9 billion sold in the 2005 period. The interest rate environment and continued significant competition for mortgage loans in the 2006 period resulted in a lower mortgage loan origination volume ($4.6 billion in the 2006 period vs. $8.3 billion in the 2005 period) and a lower overall gain on sale spread (4 basis points in the 2006 period versus 17 basis points in the 2005 period).
     Nine months. For the nine months ended September 30, 2006, net gain on loan sales decreased $26.9 million, to $18.5 million, from $45.4 million in the 2005 period. The 2006 period reflects the sale of $11.9 billion in loans versus $18.3 billion sold in the 2005 period. The interest rate environment and continued significant competition for mortgage loans in the 2006 period resulted in a lower mortgage loan origination volume ($13.9 billion in the 2006 period vs. $22.6 billion in the 2005 period) and a lower overall gain on sale spread (19 basis points in the 2006 period versus 26 basis points in the 2005 period).
     Net Gain on the Sale of Mortgage Servicing Rights. As part of our business model, our home lending operation sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand, and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
     Three months. We sold MSRs attributable to underlying loans totaling $10.8 billion during the three month period ending September 30, 2006 versus $0.6 billion during the 2005 period. During the three month period ending September 30, 2006, we sold $10.7 billion of servicing rights on a bulk basis and $0.1 billion of loans on a servicing released basis. We did not sell any servicing rights on a bulk basis, but sold $0.6 billion of loans on a servicing released basis during the 2005 period.
     For the three months ended September 30, 2006, the net gain on the sale of MSRs increased from $0.5 million during the 2005 period to $45.2 million. The increase in the 2006 period reflected better pricing achieved due to the increasing interest rate environment, as well as the substantially higher volume of sales in the 2006 period.
     Nine months. We sold MSRs attributable to underlying loans totaling $24.0 billion during the nine month period ending September 30, 2006 versus $3.9 billion during the 2005 period. During the nine month period ending September 30, 2006, we sold $22.9 billion of servicing rights on a bulk basis and $1.1 billion of loans on a servicing released basis. For the same period in 2005, we sold $2.5 billion of servicing rights on a bulk basis and $1.4 billion on a servicing released basis for 2005.

     For the nine months ended September 30, 2006, the net gain on the sale of MSRs increased from $7.0 million during the 2005 period to $88.7 million. The increase in the 2006 period reflected better pricing achieved due to the increasing interest rate environment, as well as the substantially higher volume of sales in the 2006 period.
     Net Loss on Securities Available for Sale. Currently, securities classified as available for sale are comprised of residual interests from private securitizations. Net loss on securities available for sale is the result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     Three months. During the three months ended September 30, 2006, we recognized a $2.1 million other-than-temporary impairment on our residual interest that arose from a securitization completed in 2005. Although the residual interest is accounted for as an available for sale asset, we determined that this impairment was other-than-temporary and therefore should be reflected as a loss. For the three months ended September 30, 2005, there were no securities available for sale. For additional information, see Note 5 to the Notes to the Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Nine months. For the nine months ended September 30, 2006, we recognized a $5.7 million other-than-temporary impairment in our residual interest that arose from a securitization completed in 2005. Although the residual interest is accounted for as an available for sale asset, we determined that this impairment was other than temporary and therefore should be reflected as a loss. For the nine months ended September 30, 2005, there were no securities available for sale. For additional information, see Note 5 to the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended September 30, 2006, we recorded $2.8 million in cash dividends received on FHLB stock, compared to $3.1 million received during the three months ended September 30, 2005. At September 30, 2006 and 2005, we owned $274.5 million and $287.7 million of FHLB stock, respectively. We also recorded $0.9 million and $1.0 million in subsidiary income for the three months ended September 30, 2006 and 2005, respectively.
     Nine months. During the nine months ended September 30, 2006, we recorded $10.4 million in cash dividends received on FHLB stock, compared to the $8.3 million received during the nine months ended September 30, 2005. We also recorded $2.9 million and $3.2 million in subsidiary income for the nine months ended September 30, 2006 and 2005, respectively.

Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease” (“SFAS No.91”). As required by SFAS No. 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Compensation and benefits	$41,715	$37,231	$120,346	$113,263
Commissions	18,405	25,867	56,283	69,834
Occupancy and equipment	17,749	16,431	51,405	51,384
Advertising	3,003	1,670	6,641	5,907
Federal insurance premium	278	283	854	863
Communication	1,569	2,573	4,700	5,688
Other taxes	(21)	1,797	(731)	6,327
Other	9,242	11,346	30,070	34,647

Subtotal	91,940	97,198	269,568	287,913
Less: capitalized direct costs of loan closings, under SFAS No. 91	(23,087)	(33,970)	(70,291)	(93,888)

Non-interest expense	$68,853	$63,228	$199,277	$194,025

Efficiency ratio[1]	63.8%	77.5%	62.0%	65.6%

[1]	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. Non-interest expense, before the capitalization of direct loan origination costs, decreased $5.3 million to $91.9 million during the three months ended September 30, 2006, from $97.2 million for the comparable 2005 period. The following are the major changes affecting non-interest expense as reflected in the statements of earnings:
•	The banking operation conducted business from 17 more facilities at September 30, 2006 than at September 30, 2005.

•	We conducted business from 20 fewer home lending centers at September 30, 2006 than at September 30, 2005.

•	The home lending operation originated $4.6 billion in residential mortgage loans during the 2006 quarter versus $8.3 billion in the comparable 2005 quarter.

•	We employed 2,559 salaried employees at September 30, 2006 versus 2,414 salaried employees at September 30, 2005.

•	We employed 118 full-time national account executives at September 30, 2006 versus 130 at September 30, 2005.

•	We employed 373 full-time retail loan originators at September 30, 2006 versus 660 at September 30, 2005.
     Compensation and benefits expense increased $4.5 million during the 2006 period from the comparable 2005 period to $41.7 million, with the increase primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $7.5 million decrease. This decrease reflects the decreased volume of mortgage loan originations during the period, offset in part by a change in the compensation structure.

     The 18.6% decrease in other expense during the 2006 period from the comparable 2005 period is reflective of the decreased mortgage loan originations and the decreased number of retail loan origination centers offset in part by the increased number of banking centers in operation during the period.
     During the three months ended September 30, 2006, we capitalized direct loan origination costs of $23.1 million, a decrease of $10.9 million from $34.0 million for the comparable 2005 period. This 32.0% decrease is a result of the decrease in mortgage loan production during the 2006 period versus the 2005 production.
     Nine months. Non-interest expense, before the capitalization of direct loan origination costs, decreased $18.3 million to $269.6 million during the nine months ended September 30, 2006, from $287.9 million for the comparable 2005 period.
     Compensation and benefits expense increased $7.0 million during the 2006 period from the comparable 2005 period to $120.3 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
     The largest change occurred in commissions paid to the commissioned sales staff. On a year over year basis, there was a $13.6 million decrease. This decrease is the direct result of the decreased volume of mortgage loan originations during the period, offset in part by the change in the compensation structure.
     During the nine months ended September 30, 2006, we transferred our secondary mortgage activities into a newly formed wholly-owned subsidiary of the Bank to allow us a higher profile in the marketplace and to permit a more robust development of our capital market activities. It also has the potential benefit of reducing our overall state tax exposure going forward.
     The 13.2% decrease in other expense during the 2006 period from the comparable 2005 period is reflective of the decreased mortgage loan originations and the decreased number of home lending centers offset in part by the increased number of banking centers in operation during the period.
     During the nine months ended September 30, 2006, we capitalized direct loan origination costs of $70.3 million, a decrease of $23.6 million from $93.9 million for the comparable 2005 period. This 25.1% decrease is a result of the decrease in mortgage loan production during the 2006 period versus the 2005 production.

Financial Condition
     Assets. Our assets totaled $15.1 billion at September 30, 2006, which is unchanged from December 31, 2005.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased from $1.4 billion at December 31, 2005 to $1.6 billion at September 30, 2006. The increase was attributable to the creation of $384.5 million in mortgage-backed securities resulting from a private on-balance sheet securitization of second mortgage fixed rate loans in April 2006. At September 30, 2006, approximately $756.7 million of mortgage-backed securities were pledged as collateral under security repurchase agreements. At December 31, 2005, $1.2 billion of the mortgage-backed securities were pledged as collateral under security repurchase agreements and $2.9 million under interest rate swap agreements.
     Securities Available for Sale. Securities available for sale, which are comprised solely of the residual interest from securitization of mortgage loan products, increased from $26.1 million at December 31, 2005 to $32.3 million at September 30, 2006. The increase was principally due to the securitization of fixed second mortgage loans in April 2006 that resulted in a residual interest of $9.9 million, offset by a $5.7 million reduction to fair value of the residual interest related to our December 2005 securitization. For more information, see Note 5 to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Loans Available for Sale. We sell a majority of the mortgage loans we originate into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. Loans available for sale increased $1.5 billion, or 83.3%, to $3.3 billion at September 30, 2006, from $1.8 billion at December 31, 2005. This increase is primarily attributable to the accumulation of various loans for sale on a whole loan or securitization basis and a reclassification of approximately $1.3 billion of adjustable rate mortgages from loans held for investment.
     Loans Held for Investment. Loans held for investment at September 30, 2006 decreased $1.7 billion from December 31, 2005. The decrease was principally attributable to a guaranteed mortgage securitization of approximately $400 million of second mortgage loans in April 2006 and a reclassification of approximately $1.3 billion of adjustable rate mortgages to loans available for sale.
     The following table sets forth the composition of our investment loan portfolio as of the dates indicated.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans held for investment:
Mortgage loans	$6,427,010	$8,248,897
Second mortgage loans	589,860	700,492
Construction loans	64,014	65,646
Commercial real estate loans	1,260,338	995,411
Warehouse lending	203,187	146,694
Non-real estate commercial loans	14,484	8,411
Home equity lines of credit	267,996	334,350
Consumer loans	97,292	76,570

Total	$8,924,181	$10,576,471

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
     The allowance for loan losses increased to $42.7 million at September 30, 2006 from $39.1 million at December 31, 2005, respectively. The allowance for loan losses as a percentage of non-performing loans increased to 77.1% from 60.7% at September 30, 2006 and December 31, 2005, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) declined to $55.5 million from $64.5 million at September 30, 2006 and December 31, 2005, respectively. The allowance for loan losses as a percentage of investment loans increased to 0.48% from 0.37% at September 30, 2006 and December 31, 2005, respectively. The increase in the allowance for loan losses at September 30, 2006, reflects management’s assessment of the effect of increased level of charge-offs within the higher risk loan categories, i.e. home equity lines of credit, second mortgages and other consumer loans. The delinquency rate increased in the first nine months of the year to 1.18% as of September 30, 2006, up from 1.10% as of December 31, 2005.

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At September 30, 2006, 86% of all delinquent loans are loans in which we had a first lien position on residential real estate.

	September 30,	December 31,
Days Delinquent	2006	2005
	(Dollars in thousands)
30	$33,738	$30,972
60	16,150	20,456
90	55,464	64,466

Total	$105,352	$115,894

Investment loans	$8,924,181	$10,576,471

Delinquency %	1.18%	1.10%

     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Nine months ended		Year ended
	September 30,	September 30,	December 31,
	2006	2005	2005

Beginning balance	$39,140	$38,318	$38,318
Provision for loan losses	17,213	12,840	18,876
Charge-offs
Mortgage	(7,008)	(10,088)	(11,853)
Home equity lines of credit	(4,056)	(2,762)	(3,411)
Other consumer	(1,052)	(573)	(1,302)
Commercial	(1,354)	(3,055)	(3,055)
Other	(2,198)	(42)	(286)

Total charge-offs	(15,668)	(16,520)	(19,907)

Recoveries
Mortgage	489	966	1,508
Home equity lines of credit	790	119	134
Other consumer	457	78	113
Commercial	40	97	98
Other	283	—	—

Total recoveries	2,059	1,260	1,853

Charge-offs, net of recoveries	(13,609)	(15,260)	(18,054)

Ending balance	$42,744	$35,898	$39,140

Net charge-off ratio (annualized)	0.19%	0.18%	0.16%

     Accrued Interest Receivable. Accrued interest receivable increased from $48.4 million at December 31, 2005 to $53.1 million at September 30, 2006 due to the timing of payments. We typically collect loan interest one month in arrears.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of the related loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio.

Loans we have repurchased that are non-performing at the time are recorded as repurchased assets rather than loans held for investment.
     Repurchased assets totaled $13.6 million at December 31, 2005 and $10.7 million at September 30, 2006. During the three months ended September 30, 2006 and 2005 we repurchased $23.3 million and $17.1 million of non-performing loans, respectively. In the nine months ended September 30, 2006 and 2005, we repurchased $52.3 million and $44.8 million of non-performing loans, respectively. In most instances, these loans are subsequently foreclosed upon and the related real estate is later sold. Repurchased assets are included within other assets in our consolidated financial statements.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $212.8 million at September 30, 2006, an increase of $12.0 million, or 6.0%, from $200.8 million at December 31, 2005. The increase reflects the continued expansion of our retail banking center network.
     Mortgage Servicing Rights. During the nine months ended September 30, 2006, we capitalized $175.1 million, amortized $57.1 million, and sold $283.0 million of MSRs.
     MSRs totaled $150.7 million at September 30, 2006 with a fair value of approximately $180.0 million based on an internal valuation model which utilized an average discounted cash flow rate equal to 10.5%, an average cost to service of $40 per conventional loan and $55 per government or adjustable rate loan, and a weighted prepayment rate assumption of 28.2%. The portfolio contained 106,052 loans, had a weighted average interest rate of 6.15%, a weighted average remaining term of 322 months, and had been seasoned 10 months. At December 31, 2005, the MSR balance was $315.7 million with a fair value of $421.1 million based on our internal valuation.
     The principal balance of the loans underlying the MSR’s was $14.8 billion at September 30, 2006 versus $29.6 billion at December 31, 2005, with the decline primarily attributable to MSR sales during the 2006 period. The capitalized value of the MSRs was 1.02% at September 30, 2006 and 1.06% at December 31, 2005.
Activity of Mortgage Loans Serviced for Others
(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$22,379,937	$26,646,532	$29,648,088	$21,354,724
Loan servicing originated	4,045,915	6,983,384	11,904,611	18,312,923
Loan amortization/prepayments	(757,630)	(1,773,668)	(2,738,450)	(4,529,352)
Loan servicing sales	(10,838,826)	(573,319)	(23,984,853)	(3,855,366)

Ending balance	$14,829,396	$31,282,929	$14,829,396	$31,282,929

     Other Assets. Other assets increased $37.8 million, or 19.4%, to $233.5 million at September 30, 2006, from $195.7 million at December 31, 2005. The majority of this increase was attributable to receivables that arose upon the sale of MSRs during the quarter. Upon the sale of MSRs, a receivable is recorded for a portion of the sale proceeds. The balance due is normally received within 180 days after the sale date.

     Liabilities. Our total liabilities of $14.3 billion remained unchanged from September 30, 2006 to December 31, 2005.
     Deposit Accounts. Deposit accounts increased $0.2 billion to $8.2 billion at September 30, 2006, from $8.0 billion at December 31, 2005, as certificates of deposit increased while all other deposit types (except municipals) decreased. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	September 30, 2006			December 31, 2005
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance

Demand accounts	$351,233	0.85%	4.3%	$374,816	0.60%	4.7%
Savings accounts	159,769	1.61	1.9	239,215	1.52	3.0
MMDA	620,019	3.98	7.6	781,087	2.98	9.8
Certificates of deposit (1)	3,846,023	4.72	46.8	3,450,450	3.94	43.2

Total Retail Deposits	4,977,044	4.26	60.6	4,845,568	3.41	60.7

Municipal deposits	1,988,616	5.41	24.2	1,353,633	4.30	17.0
National accounts	1,247,113	3.59	15.2	1,779,799	3.42	22.3

Total Deposits	$8,212,773	4.43%	100.0%	$7,979,000	3.56%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $1.2 billion at September 30, 2006 and December 31, 2005, respectively.
     The change in composition of our deposits reflects the industry trend of migration from lower-yielding demand deposit accounts and savings accounts to higher-yielding certificates of deposits. Principal causes of this migration include our use of high yielding CDs to penetrate new markets in which we have recently established branches as well as the currently competitive nature of deposit-gathering throughout the nation, especially in the Midwest in which most of our branches are located.
     The municipal deposit channel was $2.0 billion at September 30, 2006, a 42.9% increase, as compared $1.4 billion at December 31, 2005. These deposits have been garnered from local government units within our retail market area.
     National deposit accounts, which are generated through nationwide advertising of deposit rates and through investment brokers located across the country, decreased a net $0.6 billion to $1.2 billion at September 30, 2006, from $1.8 billion at December 31, 2005. These accounts were generally gathered in a lower interest rate environment, resulting in a lower average cost. At September 30, 2006 they had a weighted maturity of 13.6 months and are used for interest rate risk management.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating daily rate advances	$308	5.38%	$766,000	4.18%
Fixed rate putable advances	—	—	700,000	4.49
Fixed rate term advances	4,517,000	4.62	2,759,000	3.69

Total	$4,517,308	4.62%	$4,225,000	3.91%

     FHLB advances increased $0.3 billion to $4.5 billion at September 30, 2006, from $4.2 billion at December 31, 2005. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, our escrow accounts and the ability to borrow using security repurchase agreements. Our approved line with the FHLB was $6.8 billion at September 30, 2006.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At September 30, 2006 and December 31, 2005, we had security repurchase agreements amounting to $0.7 billion and $1.1 billion, respectively.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both September 30, 2006 and December 31, 2005, we had $207.5 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable increased $7.0 million from December 31, 2005 to $48.3 million at September 30, 2006. The increase was principally due to the increase in interest rates during 2006 on our interest-bearing liabilities.
     Undisbursed Payments on Loans Serviced for Others. Undisbursed payments on loans serviced for others decreased $198.5 million to $208.6 million at September 30, 2006, from $407.1 million at December 31, 2005. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not yet been remitted to the respective investors. These balances fluctuate with the size of the servicing portfolio and may increase during a time of high payoff or refinance volume. During the 2006 period, we sold MSRs related to $24.0 billion in loans, reducing the borrower payments we would be receiving.
     Escrow Accounts. Customer escrow accounts increased $11.3 million to $230.3 million at September 30, 2006, from $219.0 million at December 31, 2005. These amounts represent payments received from borrowers for taxes and insurance payments that have not yet been remitted to the tax authorities or insurance providers. These balances fluctuate with the size of the servicing portfolio and during the year before and after the remittance of scheduled payments.
     Liability for Checks Issued. Liability for checks issued decreased $3.9 million to $19.3 million at September 30, 2006, from $23.2 million at December 31, 2005. These amounts represent checks issued to acquire mortgage loans that have not cleared for payment. These balances fluctuate with the size of the mortgage pipeline.
     Federal Income Taxes Payable. Federal income taxes payable decreased $23.6 million to $51.7 million at September 30, 2006, from $75.3 million at December 31, 2005. This decrease is attributable to the estimated tax payments of $61.2 million, offset by the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income during the nine months ended September 30, 2006.
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
     Secondary market reserve increased $6.3 million to $23.9 million at September 30, 2006, from $17.6 million at December 31, 2005. This increase is attributable to the Company’s increase in expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$20,600	$15,600	$17,550	$19,002
Provision
Charged to gain on sale for current loan sales	1,626	1,518	4,052	3,980
Charged to other fees and charges for changes in estimates	5,072	2,580	11,681	3,572

Total	6,698	4,098	15,733	7,552
Charge-offs, net	(3,398)	(3,798)	(9,383)	(10,654)

Balance, end of period	$23,900	$15,900	$23,900	$15,900

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
     Retail deposits increased $0.3 billion, or 6.4%, in the 2006 period from the comparable 2005 period and totaled $5.0 billion at September 30, 2006. We believe that the increase reflects our continued expansion of our branching network as well as continued focus on growth in existing markets.
     Mortgage loans sold during the nine months ended September 30, 2006, totaled $11.9 billion, a decrease of $6.5 billion from the $18.3 billion sold during the same period in 2005. This decrease reflects our $8.7 billion decrease in mortgage loan originations during the nine months ended September 30, 2006. We attribute this decline to a rising interest rate environment, resulting decline in demand for fixed-rate mortgage loans and a shift in consumer demand to high credit risk loans that we did not offer. We sold 85.7% and 80.9% of our mortgage loan originations during the nine-month periods ended September 30, 2006 and 2005, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We had $4.5 billion of FHLB advances outstanding at September 30, 2006. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing. We currently have an authorized line of credit equal to $6.8 billion at September 30, 2006. This line is collateralized by non-delinquent residential mortgage loans.
     At September 30, 2006, our security repurchase agreements totaled $0.7 billion. There were no security repurchase agreements outstanding at September 30, 2005. We began using security repurchase agreements as an alternative-financing source in the fourth quarter of 2005 to obtain a competitive alternative to FHLB advances.
     At September 30, 2006, we had outstanding rate-lock commitments to lend $2.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $6.2 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2006, we had outstanding commitments to sell $2.9 billion of mortgage loans. We expect that our lending commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.7 billion at September 30, 2006 and include $1.1 billion of unused warehouse lines of credit to various mortgage companies, of which we had advanced $203.2 million at September 30, 2006. There is an additional $107.9 million in undrawn lines of credit in our HELOC Securitization.

     Regulatory Capital Adequacy. At September 30, 2006, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to any such requirements.
     Additionally, we have issued trust preferred securities in seven separate offerings to the capital markets and had $206.2 million in such securities outstanding at September 30, 2006.
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
     In addition to the home lending operations, Flagstar’s banking operations can be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities, as well as potential parallel and non-parallel shifts in the yield curve. This risk is evaluated and managed on a Company-wide basis using a net portfolio value (NPV) analysis framework. The NPV analysis attempts to estimate the net sensitivity of the fair value of the assets and liabilities to changes in the levels of interest rates.
     Management believes there has been no material change since December 31, 2005 in the type of interest rate risk or market risk that the Company assumes.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are not operating effectively as a result of the material weakness in our internal control over financial reporting reported in Item 9A-Controls and Procedures to our Annual Report on Form 10-K for the year ended December 31, 2005.
     (b) Changes in Internal Controls. During the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as set forth below. For the year ended December 31, 2005, we reported a material weakness in our internal control over financial reporting due to issues relating to state taxes. The changes implemented during the third quarter with respect to remediation of the material weakness include the following:
•	Implemented procedures intended to ensure appropriate recording of tax expense.
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
(a)	The Company made no unregistered sales of its equity securities during the quarter ended September 30, 2006.
     Issuer Purchases of Equity Securities
(b)	The Company made no purchases of its equity securities during the third quarter of 2006.
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

FLAGSTAR BANCORP, INC.

Date: November 1, 2006	/s/ Mark T. Hammond
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