Form 10-K
period 2006-12-31
FLAGSTAR BANCORP INC
filed 2007-03-01
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1933
OR
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-16577

FLAGSTAR BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large Accelerated Filer ☐            Accelerated Filer ☑            Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($15.96 per share) as reported on the New York Stock Exchange on June 30, 2006, was approximately $607.5 million. The registrant does not have any non-voting common equity shares.

As of February 23, 2007, 63,625,870 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

List of Subsidiaries of the Company
Consent of Virchow, Krause & Company, LLP
Consent of Grant Thornton LLP
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Cautions Regarding Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition; results of operations, plans, objectives, future performance and business of Flagstar Bancorp, Inc. (“Flagstar” or “Company”) and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause our future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.	BUSINESS

Where we say “we,” “us,” or “our,” we usually mean Flagstar Bancorp, Inc. In some cases, a reference to “we,” “us,” or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation (“FCMC”), its wholly-owned subsidiary, which we collectively refer to as the “Bank.”

General

The Company is a Michigan-based savings and loan holding company. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank. At December 31, 2006, our total assets were $15.5 billion, making us the largest publicly held savings bank in the Midwest and the 17th largest savings bank in the United States.

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

At December 31, 2006, we operated 151 banking centers located in Michigan, Indiana and Georgia (of which 41 are located in retail stores such as Wal-Mart) and 76 home loan centers located in 20 states. This includes an additional 14 banking centers we opened during 2006, including eight in Georgia. Our plan over the next five years is to increase our earning asset base and banking center network. To do this, we plan to continue to add banking centers and grow our lending channels in an effort to expand our market share in the markets we serve and to penetrate new markets. Toward this goal, during 2007, we expect to expand our banking center network by up to 13 new banking centers, with seven in Georgia.

Our earnings are from our retail banking activities, which generate net interest income, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, the sale of servicing rights related to mortgage loans serviced and fee-based services provided to our customers. Approximately 96% of our total loan production during 2006 represented mortgage loans and home equity lines of credit that were secured by first or second mortgages on single-family residences.

On May 30, 2006, we formed Flagstar Capital Markets Corporation (“FCMC”) as a wholly-owned subsidiary of the Bank. FCMC performs the capital market functions that were previously handled by the Bank. These functions include holding investment loans, purchasing securities, selling and securitizing mortgage loans, maintaining and selling mortgage servicing rights, developing new loan products, establishing pricing for mortgage loans to be acquired, providing for lock-in support, and managing the interest rate risk associated with these activities.

At December 31, 2006, we had 2,510 full-time equivalent salaried employees and 444 account executives and loan officers.

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation offers a line of consumer and commercial financial products and services to individuals and to small and middle market businesses through a network of banking centers (i.e., our bank branches) in Michigan, Indiana, and Georgia. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 28 to our consolidated financial statements included in this report under Item 8. Financial Statements and Supplementary Data. A more detailed discussion of our two operating segments is set forth below.

Banking Operation. Our banking operation collects deposits and offers a broad base of banking services to consumer and commercial customers. We collect deposits at our 151 banking centers and via the Internet. We also sell certificates of deposit through independent brokerage firms. We borrow funds by obtaining advances from the FHLB and by entering into repurchase agreements using as collateral our mortgage-backed securities that we hold as investments. The banking operation invests these funds in a variety of consumer and commercial loan products.

We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, savings accounts and money market accounts. We primarily rely upon our network of strategically located banking centers, the quality and efficiency of our customer service, and our pricing policies to attract deposits.

In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. Since 2005, we have not solicited any funds through the division as we have been able to access more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship.

While our primary investment vehicle is single-family first mortgage loans originated or acquired by our home lending operation, our banking operation offers consumer and commercial financial products and services to individuals and to small to middle market businesses. During the past three years, we have placed increasing emphasis on commercial real estate lending, and on second mortgage lending as an add-on to our national mortgage lending platform. In 2006, we expanded our commercial real estate lending to add 17 states to diversify our lending activity beyond Michigan, Indiana, and Georgia.

We offer the following consumer loan products through our banking operation:

•	second mortgage loans, including home-equity lines of credit;

•	automobile loans, including loans for used cars;

•	boat loans;

•	student loans; and

•	personal loans and lines of credit, both secured and unsecured.

During 2006, we originated a total of $1.1 billion in consumer loans versus $1.2 billion originated in 2005. At December 31, 2006, our consumer loan portfolio totaled $1.1 billion or 9.0% of our investment loan portfolio, and contained $715.2 million of second mortgage loans, $284.4 million of home equity lines of credit, and $93.8 million of various other consumer loans.

We also offer a full line of commercial loan products and banking services especially developed for our commercial customers. Among the commercial loan products we offer are the following:

•	business lines of credit, including warehouse lines of credit to other mortgage lenders;

•	loans secured by real estate; and

•	working capital loans.

Commercial loans are made on a secured or unsecured basis but a vast majority are also secured by personal guarantees. Assets providing collateral for secured commercial loans require an appraised value sufficient to satisfy our loan-to-value ratio requirements. We also generally require that our commercial customers maintain a minimum debt-service coverage ratio. In addition, we consider the creditworthiness and managerial ability of our borrowers, the enforceability and collectibility of any relevant guarantees and the quality of the collateral.

At December 31, 2006, our commercial real estate loan portfolio totaled $1.3 billion, or 14.6% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $14.6 million, or 0.2% of our investment loan portfolio. At December 31, 2005, our commercial real estate portfolio totaled $995.4 million and our non-real estate commercial loan portfolio totaled $8.4 million, or 9.4% of our investment loan portfolio. During 2006, we originated $671.5 million of commercial loans versus $555.5 million in 2005.

We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan. Each extension or drawdown on the line is collateralized by a mortgage loan and in many cases we subsequently acquire the mortgage loan. These lines of credit are, in most cases, personally guaranteed by a qualified principal officer of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2006, was $1.2 billion, of which $291.7 million was outstanding at December 31, 2006. At December 31, 2005, $1.3 billion in warehouse lines of credit had been granted, of which $146.7 million was outstanding.

Our banking operation offers a variety of other value-added, fee-based banking services.

Home Lending Operation. Our home lending operation originates, acquires, sells and services single-family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2006, approximately 64.1% of our earning assets consisted of first mortgage loans on single-family residences.

During 2006, we were one of the country’s leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards.

•	Retail. In a retail transaction, we originate the loan through our nationwide network of 76 home loan centers as well as from our 151 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete all the loan paperwork and other aspects of the lending process and fund the transaction ourselves. During 2006, we closed $2.1 billion of loans utilizing this origination channel, which equaled 11.7% of total originations as compared to $4.0 billion or 14.2% of total originations in 2005 and $3.9 billion or 11.5% of total originations in 2004.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes all of the loan paperwork, but we supply the funding for the loan at closing (also known as “table funding”) and become the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a fee to acquire the mortgage servicing rights on the loan. We currently have active broker relationships with over 5,000 mortgage brokerage companies located in all 50 states. Brokers remain our largest loan production channel. During 2006, we closed $9.0 billion utilizing this origination channel, which equaled 48.3% of total originations, as compared to $16.1 billion or 57.1% in 2005 and $19.7 billion or 57.9% in 2004.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes all of the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan plus a fee to acquire the mortgage servicing rights on the loan. We have active correspondent relationships with over 1000 mortgage companies located in all 50 states. During 2006, we closed $7.2 billion utilizing this origination channel, which equaled 40% of total originations versus the $8.1 billion or 28.7% originated in 2005 and $10.4 billion or 30.6% originated in 2004.

We maintain 12 sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our broker and correspondent production channels. Our brokers and correspondents are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. During 2006, virtually all mortgage loans that closed, used the Internet in the completion of the mortgage origination or acquisition process. We expect to continue to utilize technology to streamline the mortgage origination process and bring service and convenience to our correspondent partners and customers.

We offer permanent residential mortgage loans, which are either fixed-rate or adjustable-rate loans with terms ranging up to forty years. These mortgage loans originated or acquired are made either for the purpose of purchasing a one-to-four family residence or the refinancing of an existing mortgage on a one-to-four family residence.

Underwriting. Mortgage loans acquired or originated by the home lending operation are underwritten on a loan-by-loan basis rather than on a pool basis. In general, mortgage loans produced through any of our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, certain of our correspondents have delegated underwriting authority. Any loan not underwritten by a Flagstar employed underwriter must be warranted by the underwriter’s employer, whether it is a mortgage insurance company or correspondent mortgage brokerage company.

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an imaging workflow process, allows for underwriting at a higher level of accuracy and timeliness than exists with processes that rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models (“AVMs”), multiple fraud detection engines and the ability to electronically submit IRS Form 4506s, to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then faxed or uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by underwriting, as necessary using the tools outlined above, and a decision is made and notice communicated to the prospective borrower.

Mortgage Loans. All mortgage loans acquired or originated by our home lending operation are secured by a mortgage on a one-to-four family residential property. A large majority of our mortgage loan products conform to the respective underwriting guidelines established by Fannie Mae, Ginnie Mae or Freddie Mac, which we collectively refer to as the “Agencies”. We generally require that any first mortgage loan with a loan-to-value ratio in excess of 80% carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property at the time of underwriting. In the case of a purchase money mortgage, we use the lower of the appraised value of the property or the purchase price of the property securing the loan in determining this ratio. We also verify the reasonableness of the appraised value of loans by utilizing an AVM. We generally require a lower loan-to-value ratio, and thus a higher down payment, for loans on homes that are not occupied as a principal residence by the borrower. In addition, all first mortgage loans originated are subject to requirements for title, flood, windstorm, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.

Construction Loans. Our home lending operation also makes loans for the construction of one-to-four family residential housing throughout the United States, with a large concentration in our southern Michigan market area. These construction loans usually convert to permanent financing upon completion of construction. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except that during a construction period, generally up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2006, we originated a total of $114.8 million in construction loans versus $103.9 million originated in 2005 and $112.3 million originated in 2004. At December 31, 2006, our portfolio of loans held for investment included $64.5 million of loans secured by properties under construction, or 0.7% of total loans held for investment.

Secondary Market Loan Sales. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. As a part of our overall mortgage banking strategy, we securitize a majority of our mortgage loans through the Agencies. We generally securitize our longer-term, fixed-rate loans for sale while we hold the shorter duration and adjustable rate loans for investment. Securitization is the process by which mortgage loans are aggregated and used to collateralize mortgage-backed securities that are issued or guaranteed by the Agencies or through private-label securitizations. These mortgage-backed securities are generally sold to a secondary market investor. We generally retain the servicing of the securitized loans, but we may also sell these mortgage servicing rights (“MSRs”) to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize.

When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $24.2 million and $17.6 million at December 31, 2006 and 2005, respectively.

Loan Servicing. The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity for us. During 2006, 2005 and 2004, we serviced portfolios of mortgage loans that averaged $20.3 billion, $26.8 billion and $26.4 billion, respectively. The servicing generated gross revenue of $82.6 million, $103.3 million and $106.2 million in 2006, 2005, and 2004, respectively. This revenue stream was offset by the amortization of $69.6 million, $94.5 million and $76.1 million in previously capitalized values of MSRs in 2006, 2005, and 2004, respectively. When a loan is prepaid or refinanced, any remaining MSR for that loan is fully amortized and therefore amortization expense in a period could increase at a greater rate than the increase in loan administration income. During a period of falling or low interest rates, the amount of amortization typically increases because of prepayments and refinancing of the underlying mortgage loans. During a period of higher or rising interest rates, payoffs and refinancing typically slows reducing the rate of amortization.

As part of our business model we occasionally sell MSRs into the secondary market if we determine that market prices provide us with an opportunity for appropriate profit. Over the past five years, we sold $130.6 billion of the MSRs. During 2006, we sold $27.6 billion of the MSRs. The MSRs are sold in separate transactions from the sale of the underlying loans. At the time of the sale we record a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The market price of MSRs changes with demand and the general level of interest rates.

Other Business Activities

We conduct business through a number of wholly-owned subsidiaries in addition to the Bank.

Douglas Insurance Agency, Inc. Douglas Insurance Agency, Inc. (“Douglas”) acts as an agent for life insurance and health and casualty insurance companies. Douglas’ primary purpose is to act as the agent that provides group life and health insurance to the Company’s employees. Douglas also acts as a broker with regard to certain insurance product offerings to employees and customers. Douglas’ activities are not material to our business.

Flagstar Credit Corporation. Flagstar Credit Corporation (“Credit”), a wholly-owned subsidiary of the Company, participates in private mortgage insurance operations with unaffiliated private mortgage insurers. Credit collects up to 25% of the mortgage insurance premiums paid by the borrowers in exchange for providing certain performance guarantees on certain pools of loans underwritten and originated by our home lending operation. As such, Credit provides second tier loss protection when foreclosure losses on the pool of loans exceed 5% of the original principal balances. The loans are insured for any loss greater than 10% by third party insurance carriers.

Other Flagstar Subsidiaries. In addition to the Bank, Douglas and Credit, we have a number of wholly-owned subsidiaries that are inactive. We also own 7 statutory trusts that are not consolidated with our operations. For additional information, see Notes 2 and 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.

Flagstar Bank. The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank is the sole shareholder of Flagstar Intermediate Holding Company (“IHC”). IHC is the holding company for Flagstar LLC. The Bank is also the sole shareholder of FCMC. IHC’s operations were discontinued in 2006.

Flagstar Capital Markets Corporation. FCMC is a wholly-owned subsidiary of the Bank and its functions include holding investment loans, purchasing securities, selling and securitizing mortgage loans, maintaining and selling mortgage servicing rights, developing new loan products, establishing pricing for mortgage loans to be acquired, providing for lock-in support, and managing interest rate risk associated with these activities.

Flagstar ABS LLC. Flagstar ABS LLC (“ABS”) is a bankruptcy remote special purpose entity that has been created to hold trust certificates in connection with our private securitization offerings.

Other Bank Subsidiaries. The Bank, in addition to IHC and FCMC, also wholly-owns several other subsidiaries, all of which are inactive at December 31, 2006.

Regulation and Supervision

Both the Company and the Bank are subject to regulation by the OTS. Also, the Bank is a member of the FHLB and our deposits are insured by the FDIC through the DIF. Accordingly, we are subject to an extensive regulatory framework which imposes restrictions on our activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Federal Home Loan Bank System. The primary purpose of the Federal Home Loan Banks (the “FHLBs”) is to provide funding to their members in the form of repayable advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLB System consists of 12 regional FHLBs; each being federally chartered but privately owned by its member institutions. The Federal Housing Finance Board, a government agency, is generally responsible for regulating the FHLB System. The Bank is currently a member of the FHLB located in Indianapolis.

Holding Company Status and Acquisitions. We are a savings and loan holding company, as defined by federal law. We may not acquire control of another savings association unless the OTS approves such transaction and we may not be acquired by a company other than a bank holding company unless the OTS approves such transaction, or by an individual unless the OTS does not object after receiving notice. We may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, we may not acquire more than 5% of the voting stock of any savings institution. In addition, the federal Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to that date, we may engage in non-financial activities and acquire non-financial subsidiaries.

Capital Adequacy. The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. There is no such requirement that applies to the Company. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2006, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as “well-capitalized” under OTS regulations. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0% or more, its leverage ratio is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.0% or less will be considered critically undercapitalized.

The various U.S. banking agencies and the Basel Committee on Banking Supervision are developing a new set of regulatory risk-based capital requirements that would apply to the 20 largest banks in the United States initially and to us soon afterwards. The Basel Committee on Banking Supervision is a committee established by the central bank governors of certain industrialized nations, including the United States. The new requirements are commonly referred to as Basel II or The New Basel Capital Accord. We are assessing the potential impact that The New Basel Capital Accord may have on our business practices as well as the broader competitive effects within the industry.

In October 2005, and subsequently revised in June 2006 and December 2006, the various U.S. banking agencies issued an advance rulemaking notice that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, are intended to avoid future competitive inequalities between Basel I and Basel II organizations and include: (i) increasing the number of risk-weight categories; (ii) expanding the use of external ratings for credit risk; (iii) expanding the range of collateral and guarantors to qualify for a lower risk weight; and (iv) basing residential mortgage risk ratings on loan-to-value ratios. The banking regulators indicated an intention to publish proposed rules for implementation of Basel I and Basel II in similar time frames, which we currently expect may occur during 2007.

Commercial Real Estate Lending Guidelines. In January 2006, federal banking regulators issued a joint interagency proposal on lending guidelines that would apply to commercial loans secured by real estate. Under the proposal, an institution would need to hold additional capital for regulatory purposes if its origination and holding of commercial real estate loans rise above certain asset levels and contain certain risk characteristics. In December 2006, the OTS issued its final version of those guidelines, which did not contain the asset level limits but were otherwise substantially unchanged. We do not believe these guidelines will materially affect our current operations.

Non-Traditional Lending Guidelines. In December 2005, the federal banking agencies, including the OTS, issued proposed lending guidelines that would effectively require increased capital for holding loans in its portfolio that were considered “non-traditional.” These guidelines were finalized in 2006 in substantially the same form. Under these guidelines, such loans included interest-only loans and payment option adjustable rate mortgage loans which permit a borrower to make regular payments less than the amount of the scheduled principal amortization, thereby increasing the loan balance (known as negative amortization). At December 31, 2006, approximately 47.4% of our residential mortgage loans that we held for investment were comprised of adjustable rate loans with interest-only payments required during the first ten years. We do not anticipate that these guidelines will materially affect our current operations.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and our non-banking subsidiaries. The Company’s principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). Accordingly, the Bank does not currently expect to pay dividends to the Company if such payment would result in the Bank not being well capitalized. In addition, the Bank must file a notice with the OTS at least 30 days before it may pay a dividend to the Company.

FDIC Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the United States government. Through March 31, 2006, the FDIC administered two separate deposit insurance funds, the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The SAIF was the deposit insurance fund for most savings associations, including the Bank. In February 2006, President Bush signed into law the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which among other things allowed for the merger of the BIF and the SAIF to form the DIF. Under FDIC guidelines issued in November 2006, the Bank’s premiums would increase, as would those of other banks, to increase the capitalization of the DIF. For 2007, the assessment is currently expected to increase to approximately $5.0 million, before any credits, as compared to $1.1 million in 2006.

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

Federal Reserve, Consumer and Other Regulation. Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

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

The USA PATRIOT Act, which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the USA PATRIOT Act’s provisions, as well as other aspects of anti-money laundering legislation and the Bank Secrecy Act.

Consumer Protection Laws and Regulations. Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

Federal regulations requires extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and, “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

•	Making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);

•	Inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); and/or

•	Engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by federal banking agencies and others from a fair lending perspective.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. In 2006, the Bank received an “outstanding” CRA rating from the OTS.

Regulatory Enforcement. The OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any “institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OTS and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC.

Environmental Regulation

Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner or former owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes. If we foreclose on a defaulted mortgage loan to recover our investment in such mortgage loan, we may be subject to environmental liabilities in connection with the underlying real property. We may also have to pay for the entire cost of any removal and clean up without the contribution of any other third parties. These liabilities and costs could exceed the fair value of the real property and may make the property impossible to sell. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and “sit-down” banking in which a customer is served at a desk rather than in a teller line. We also compete by offering competitive interest rates on our deposit products.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports are also available without charge on the SEC website, at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

General business, economic and political conditions may significantly affect our earnings.

Our business and earnings are sensitive to general business and economic conditions in the United States. These conditions include short-term and long-term interest rates, inflation, recession, unemployment, real estate values, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, and the strength of the U.S. economy, as well as the local economies in which we conduct business. If any of these conditions worsen, our business and earnings could be adversely affected. For example, business and economic conditions that negatively impact household incomes could decrease the demand for our home loans and increase the number of customers who become delinquent or default on their loans; or, a rising interest rate environment could decrease the demand for loans.

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

If we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected.

Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received in our mortgage banking operations. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rate on our net interest margin and revenues related to mortgage origination volume. However, we can not give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results.

Since June 30, 2004, the U.S. Federal Reserve has increased short-term interest rates significantly, while long-term rates have increased more moderately, resulting in a flattened and then inverted yield curve. Our profitability levels on loan sales have been adversely affected by the rapidly rising interest rate environment. We manage the strategic interest rate risk in our home lending operation primarily through the natural counterbalance of our loan production and servicing operations. Increasing interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. We have also benefited from periods of wide spreads between short and long term interest rates. If interest rates rise after we fix a price for a loan or commitment but before we close or sell such loan, the value of the loan will decrease and the amount we receive from selling the loan may be less than its cost to originate.

When interest rates fluctuate, repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. Our interest rate risk management strategies do not completely eliminate repricing risk. A significant amount of our deposit liabilities are higher-priced jumbo accounts which we attribute to the current highly competitive market for deposits and, in part, to our practice of using attractive deposit rates when we open new banking centers in new markets. These account holders are more sensitive to the interest rate paid on their account than most depositors. There is no guarantee that in a changing rate environment we will be able to retain all of these depositors’ accounts. We also call on local municipal agencies as another source for deposit funding. While a valuable source of liquidity, we believe that municipal deposits are usually extremely rate sensitive and, therefore, prone to withdrawal if higher interest rates are offered elsewhere. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing rate environment we will be able to retain all funds in these accounts.

Changes in interest rates may cause a mismatch in our mortgage origination flow of loans, or “pipeline” and adversely affect our profitability. In our mortgage banking operation, we are exposed to interest rate risk from the time we commit to an interest rate on a mortgage loan application through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors to estimate the percentage of mortgage loans we expect to sell for delivery at a future date. The amount of loans that we commit to sell is based in part on our expectation of the pull-through percentage, which is the ratio of mortgage loans closed divided by the number of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”) . If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. A mismatch of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, we may not have made commitments to sell these additional pipeline loans and therefore may incur significant losses upon their sale if the market rate of interest is higher than the mortgage interest rate to which we committed on such additional pipeline loans. Alternatively, we may have made commitments to sell more loans than actually closed or at prices that are no longer profitable to us. Our profitability may be adversely affected to the extent our economic hedging strategy for pipeline loans is not effective.

Our allowance for possible loan losses may be insufficient.

We maintain an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses we will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net earnings and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Our secondary market reserve for losses on repurchased loans could be insufficient.

We currently maintain a secondary market reserve, which is a liability on our statement of financial condition, to reflect our best estimate of expected losses that we have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce our net gain on loan sales, with adjustments to our previous estimates recorded as an increase or decrease to our other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, recovery history, and present economic conditions, among other things. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could change materially, resulting in a level of reserve that is less than actual losses. Further, our bank regulators periodically review us and may, in their discretion and based on their own judgment, which may differ from that of management, require us to increase the amount of the reserve through additional provisions. Such increases will result in a reduction in net earnings and could have an adverse effect on our statement of financial condition and results of operations.

The value of our mortgage servicing rights varies with changes in interest rates.

The market value of, and earnings from, our mortgage loan servicing portfolio may be adversely affected by declines in interest rates. When mortgage rates rise we would generally expect payoffs in our servicing portfolio to decline, which increases the fair value of our MSR. When mortgage interest rates decline mortgage loan prepayments tend to increase as customers refinance their loans. When this happens, the income stream from our current mortgage loan servicing portfolio may decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our mortgage loan servicing portfolio.

Our home lending profitability could be significantly reduced if we are not able to resell mortgages.

Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and to sell them in the secondary market at a gain. Thus, we are dependent upon (1) the existence of an active secondary market and (2) our ability to profitably sell loans or securities into that market.

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

There are increased risks involved with commercial real estate and commercial business lending activities.

In recent years, we have emphasized the origination of commercial real estate and commercial business loans. At December 31, 2006, our balance of commercial loans was $1.3 billion, which was 14.7% of loans held for investment and 8.4% of total assets. Loans collateralized by commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. Other commercial business loans generally have a greater credit risk than residential mortgage loans as well. Conversely residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property whose value tends to be more easily ascertainable.

As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

We have substantial risks in connection with securitizations and loan sales.

Securitization and loan sale transactions comprise a significant source of our overall funding. Our sales channels include whole loan sales, sales to government-sponsored enterprises and sales through private-label securitizations. Private-label securitizations, sponsored by us, involve transfers of loans to off-balance sheet qualifying special purpose entities who in turn issue securities to third parties. Residuals, which are retained interests created in a mortgage loan securitization, typically represent the first loss position and are not typically rated by a nationally recognized rating agency. If we hold the residuals, we are at risk for the initial losses that might occur with these securitizations.

In a securitization transaction, we may recognize a gain on sale resulting from related residuals and/or servicing rights in the securitized pool of loans when we sell or securitize the assets. The values assigned to the residuals and/or servicing assets depends upon certain assumptions that we make about the future performance of the securitized loan portfolio, including the level of credit losses and the rate of prepayments. If actual credit losses or prepayment rates differ from the original assumptions, the value of the residuals and/or servicing assets may decrease materially, possibly resulting in a charge against earnings. The value of the residuals and/or servicing assets may also decrease materially as a result of changes in market interest rates.

Changes in the volume of assets securitized or sold due to our inability to access the asset-backed securitization markets or other funding sources could have a material adverse effect on our business, financial condition and results of operations. Decreases in the value of the residuals and/or servicing assets in securitizations that we have completed due to market interest rate fluctuations or higher than expected credit losses on prepayments also could have a material adverse effect on our business, financial condition and results of operations.

In addition, we retain limited contractual exposure from the sale of mortgage loans. We make standard representations and warranties to the transferee in connection with all such dispositions. These representations and warranties do not insure the transferee against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have complied with the associated representations and warranties, we may be required to repurchase the loans from the transferee or to indemnify the transferee against any losses on the loans. We have established a secondary market reserve for losses that arise in connection with representations and warranties for loans sold.

Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.

Our ability to make mortgage loans depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations, deposits, borrowings from the FHLB, borrowings from investment and commercial banks through repurchase agreements, and capital-raising activities. Our ability to maintain borrowing facilities is subject to renewal of these facilities. If we are unable to renew any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the restrictions imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises.

Certain changes in the economy could effect our financial, funding, and liquidity risks.

Management of liquidity and related risks is a key function for our business. Our funding requirements currently are met principally by deposits, financing from the FHLB and other financial institutions, and financing using capital markets. In general, the costs of our funding directly impact our costs of doing business and, therefore, can positively or negatively affect our financial results.

A number of factors could make such funding more difficult, more expensive, or unavailable on affordable terms, including, but not limited to, our financial results, organizational changes, adverse impacts on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our loan portfolio or other assets, changes affecting our corporate and regulatory structure, interest rate fluctuations, ratings agency actions, general economic conditions, and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets, and may become increasingly difficult due to economic and other factors.

Regulatory laws or rules that establish minimum capital levels, regulate deposit insurance, and govern related funding matters for banks could be changed in a manner that could increase our overall cost of capital and thus reduce our earnings.

We may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future.

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine our business model, we will need to continue to attract and retain additional senior management and to recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people our business could suffer. The loss of the services of any senior management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

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

Market acceptance of Internet banking depends substantially on widespread adoption of the Internet for general commercial and financial services transactions. If another provider of commercial services through the Internet were to suffer damage from physical break-in, security breach or other disruptive problems caused by the Internet or other users, the growth and public acceptance of the Internet for commercial transactions could suffer. This type of event could deter our potential customers or cause customers to leave us and thereby materially and adversely affect our business, financial condition and results of operations.

Our business is highly regulated.

The banking industry in general is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Such regulation and supervision are intended primarily for the protection of the insurance fund and for our depositors and borrowers, and are not intended to protect the interests of investors in our common stock. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. Accordingly, the actions of governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant and immediate impact on the activities of financial services firms such as ours. See further information in “Item 1. Business — Regulation and Supervision.”

Our business has volatile earnings because it operates based on a multi-year cycle.

The home lending segment of our business is a cyclical business that generally performs better in a low interest rate environment with a yield curve that is lower at the shorter time frames and higher at the longer time frames. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and would be adversely impacted by a significant decrease in the volume of our mortgage loan originations.

Geographic concentrations pose a higher risk of loan losses.

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 65.4% of our mortgage loans held for investment balance at December 31, 2006. In addition, 76.9% of our commercial real estate loans are in Michigan. Any adverse economic conditions in these markets could cause the number of loans originated to decrease, likely resulting in a corresponding decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters, or acts of war or terrorism.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our portfolio.

Approximately 79.7% or our investment loan portfolio as of December 31, 2006, was comprised of loans collateralized by real estate. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting real estate values generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. In the event of a default with respect to any of these loans, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest on the loan. As a result, our profitability could be negatively impacted by an adverse change in the real estate market.

A significant part of our business strategy involves adding new branch locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

Our expansion strategy consists principally of adding new branch locations in Michigan, Indiana and Georgia growth areas that complement our existing branch network. While we anticipate that this expansion strategy will enhance long-term shareholder value, it is possible that our branch expansion strategy may not become accretive to our earnings over the short term. New branches generally require a significant initial capital investment and take several years to become profitable. New branches require a significant upfront investment for land and building expenses. Accordingly, we anticipate that, in the short term, net income will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense. In addition, the need to use capital to fund de novo branching may limit our ability to pay or increase dividends on our common stock. There also is implementation risk associated with new branches. Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

The state income tax structure in Michigan or other states could change significantly causing a reduction in our profitability.

A significant portion of our business is conducted in Michigan and we are likely to continue to have a significant portion of our business in Michigan. During 2006, the Michigan legislature repealed the single business tax that served as a significant source of revenue for the state. It is currently unknown as to what type of taxing structure will replace Michigan’s single business tax. As such, should the replacement to the single business tax be less favorable to companies like ours, our profitability could be adversely impacted. Similarly, the taxing structure or the interpretation of other state regulation concerning tax could change in a manner that would be less favorable to us and therefore adversely impact our profitability.

We are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

Recently, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to adopt new policies and procedures and to install new systems. We can not be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

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

At December 31, 2006, we operated from the headquarters in Troy, Michigan, a regional office in Jackson, Michigan, and a regional office in Atlanta, Georgia, 151 banking centers in Michigan, Indiana and Georgia and 76 home lending centers in 20 states. We also maintain 12 wholesale lending offices. Our banking centers consist of 76 free-standing office buildings, 41 in-store banking centers and 35 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 75 of our offices, own the building but lease the land for one of our offices, and lease the remaining 163 offices. The offices that we lease have lease expiration dates ranging from 2007 to 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2006, there were no legal proceedings that we anticipate will have a material adverse effect on us. See Notes 3 and 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this Report to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the New York Stock Exchange under the trading symbol FBC. At December 31, 2006, there were 63,604,590 shares of our common stock outstanding held by approximately 18,300 shareholders of record.

Dividends

The following table shows the high and low closing prices for the Company’s common stock during each calendar quarter during 2006 and 2005, and the cash dividends per common share declared during each such calendar quarter. We declare dividends on our common stock on a quarterly basis and currently expect to continue to do so. However, the amount of and nature of any dividends declared on our common stock in the future will be determined by our Board of Directors in their sole discretion.

			Dividends
	Highest	Lowest	Declared
	Closing	Closing	In the
Quarter Ending	Price	Price	Period

December 31, 2006	$15.46	$14.31	$0.15
September 30, 2006	$16.29	$14.01	$0.15
June 30, 2006	$16.96	$14.67	$0.15
March 31, 2006	$15.60	$14.08	$0.15
December 31, 2005	$16.07	$12.69	$0.15
September 30, 2005	$19.26	$16.00	$0.25
June 30, 2005	$20.39	$18.10	$0.25
March 31, 2005	$22.69	$19.18	$0.25

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2006.

	Number of		Number of Securities
	Securities to Be	Weighted-Average	Remaining Available
	Issued Upon	Exercise Price of	for Future Issuance
	Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

Equity Compensation Plans approved by security holders(1)	3,029,737	$13.79	5,289,094

Total	3,029,737	$13.79	5,289,094

(1)	Consists of our 2006 Equity Incentive Plan, which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Equity Incentive Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Equity Incentive Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights expire seven years from the date of grant. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Equity Incentive Plan.

Sale of Unregistered Securities

The Company made no unregistered sales of its common stock during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

The following table shows shares of our common stock that we purchased in the fourth quarter of 2006.

Maximum
Approximate
Dollar Value
(in millions)
			Total Number of	of Shares
	Total Number of		Shares Purchased	that May Yet
	Shares	Average Price	as Part of Publicly	Be Purchased
	Purchased	Paid Per	Announced Plans or	Under the Plans
Period	(a)	Share	Programs	or Programs (b)

October 2006	—	—	—	—
November 2006	240	$14.76	—	—
December 2006	—	—	—	—

Total	240	$14.76	—	—

(a)	All of the shares purchased by the Company during the fourth quarter of 2006 were related to awards of our common stock our employees in recognition of their 10th anniversary with the Company.

(b)	On January 31, 2007, the Company announced that our board of directors adopted a Stock Repurchase Program under which we are authorized to repurchase up to $40.0 million worth of our outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount from $40.0 million to $50.0 million. This program expires in twelve months from January 31, 2007. No shares have been repurchased under this plan.

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

	(In thousands, except per share data)

Summary of Consolidated
Statements of Earnings:
Interest income	$800,866	$708,663	$563,437	$503,068	$441,796
Interest expense	585,919	462,393	340,146	308,482	263,880

Net interest income	214,947	246,270	223,291	194,586	177,916
Provision for loan losses	25,450	18,876	16,077	20,081	27,126

Net interest income after provision for loan losses	189,497	227,394	207,214	174,505	150,790
Other income	202,161	159,448	256,121	465,877	242,737
Operating and administrative expenses	275,637	262,887	243,005	252,915	226,121

Earnings before federal income tax provision	116,021	123,955	220,330	387,467	167,406
Provision for federal income taxes	40,819	44,090	77,592	135,481	59,280

Earnings before a change in accounting principle	75,202	79,865	142,738	251,986	108,126
Cumulative effect of a change in accounting principle	—	—	—	—	18,716

Net earnings	$75,202	$79,865	$142,738	$251,986	$126,842

Earnings per share before a change in accounting principle
Basic	$1.18	$1.29	$2.34	$4.21	$1.85
Diluted	$1.17	$1.25	$2.22	$3.95	$1.75
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	—	—	$0.32
Diluted	—	—	—	—	$0.30

Net earnings per share — basic	$1.18	$1.29	$2.34	$4.21	$2.17
Net earnings per share — diluted	$1.17	$1.25	$2.22	$3.95	$2.05

Dividends per common share	$0.60	$0.90	$1.00	$0.50	$0.12

Dividend payout ratio	51%	70%	43%	11%	7%

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002

		(In thousands, except per share data)

Summary of Consolidated Statements of Financial Condition:
Total assets	$15,497,205	$15,075,430	$13,143,014	$10,553,246	$8,195,840
Mortgage-backed securities held to maturity	1,565,420	1,414,986	20,710	30,678	39,110
Loans receivable	12,128,480	12,349,865	12,065,465	9,599,803	7,287,338
Mortgage servicing rights	173,288	315,678	187,975	260,128	230,756
Total deposits	7,379,295	7,979,000	7,379,655	5,680,167	4,373,889
FHLB advances	5,407,000	4,225,000	4,090,000	3,246,000	2,222,000
Security repurchase agreements	990,806	1,060,097	—	—	—
Stockholders’ equity	812,234	771,883	728,954	638,801	405,430
Other Financial and Statistical Data
Tangible capital ratio	6.37%	6.26%	6.19%	7.34%	6.61%
Core capital ratio	6.37%	6.26%	6.19%	7.34%	6.61%
Total risk-based capital ratio	11.55%	11.09%	10.97%	13.30%	11.81%
Equity-to-assets ratio (at the end of the period)	5.24%	5.12%	5.54%	6.05%	4.95%
Equity-to-assets ratio (average for the period)	5.29%	5.07%	5.68%	5.17%	4.68%
Book value per share	$12.77	$12.21	$11.88	$10.53	$6.85
Shares outstanding	63,605	63,208	61,358	60,675	59,190
Average shares outstanding	63,588	62,128	61,057	59,811	58,350
Mortgage loans originated or purchased	$18,966,354	$28,244,561	$34,248,988	$56,550,735	$43,391,116
Other loans originated or purchased	1,241,588	1,706,246	995,429	609,092	388,006
Loans sold	16,370,925	23,451,430	28,937,576	51,922,757	40,495,894
Mortgage loans serviced for others	15,032,504	29,648,088	21,354,724	30,395,079	21,586,797
Capitalized value of mortgage servicing rights	1.15%	1.06%	0.88%	0.86%	1.07%
Interest rate spread — consolidated	1.42%	1.74%	1.87%	2.01%	2.76%
Net interest margin — consolidated	1.54%	1.82%	1.99%	2.16%	2.80%
Interest rate spread — bank only	1.41%	1.68%	1.85%	1.91%	2.68%
Net interest margin — bank only	1.63%	1.88%	2.08%	2.40%	3.00%
Return on average assets	0.49%	0.54%	1.17%	2.50%	1.76%
Return on average equity	9.42%	10.66%	20.60%	48.35%	37.61%
Efficiency ratio	66.1%	64.8%	50.7%	38.3%	53.8%
Net charge off ratio	0.20%	0.16%	0.16%	0.35%	0.51%
Ratio of allowance to investment loans	0.51%	0.37%	0.36%	0.55%	0.99%
Ratio of non-performing assets to total assets	1.03%	0.98%	0.99%	1.01%	1.51%
Ratio of allowance to non-performing loans	80.2%	60.7%	67.2%	64.9%	57.9%
Number of banking centers	151	137	120	98	86
Number of home loan centers	76	101	112	128	92

Note:	All per share data has been restated for the 2 for 1 stock split on May 15, 2003, and for the 3 for 2 stock split completed on May 31, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2006, we operated a network of 151 banking centers and provided banking services to approximately 143,000 customers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources. As we open new branches, we believe that the growth in deposits will continue over time. During 2006, we opened 14 banking centers, including eight banking centers in Georgia. During 2007, we expect to open seven additional branches in the Atlanta, Georgia area and six branches in Michigan.

Home Lending Operation. Our home lending operation originates, securitizes and sells residential mortgage loans in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and sells mortgage servicing rights into the secondary market. Funding for our home lending operation is provided primarily by deposits and borrowings obtained by our banking operation.

The following tables present certain financial information concerning the results of operations of our banking operation and home lending operation during the past three years.

BANKING OPERATION

	At or for the Years Ended December 31,
	2006	2005	2004

	(In thousands)

Net interest income	$159,255	$185,276	$175,403
Net gain on sale revenue	—	—	—
Other income	31,353	55,813	63,227
Earnings before federal taxes	59,728	123,726	135,080
Identifiable assets	14,939,341	14,176,340	12,136,082

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2006	2005	2004

	(In thousands)

Net interest income	$55,692	$60,994	$47,888
Net gain on sale revenue	135,002	81,737	169,559
Other income	35,806	21,898	23,335
Earnings before federal taxes	56,293	229	85,250
Identifiable assets	3,597,864	2,379,090	2,245,932

Net Earnings Summary

Our net earnings for 2006 of $75.2 million ($1.17 per diluted share) represents a 5.9% decrease from the $79.9 million ($1.25 per diluted share) we achieved in 2005 and a decrease of 47.3% from the $142.7 million ($2.22 per diluted share) earned in 2004. The net earnings during 2006 were affected by the following factors:

•	Lower net interest income due to the increase in the average interest rate that we paid on our deposits and interest-bearing liabilities offset by average higher interest rate that we earned on our interest-earning assets.

•	A decrease in loan fees and charges which was a result of a reduction in loan originations. During the year ended December 31, 2006, loan originations were down 35.3% compared to 2005. To a large degree, the decrease in loan originations during 2006 was attributable to a decline in mortgage refinancings in the overall market as a result of stabilizing or increasing interest rates on single family mortgage loans.

•	Higher gain on sales of MSRs due to higher volume of sales and improved pricing.

•	Lower gain on loan sales due to decreased volume and more competitive pricing.

•	Higher overhead costs in our banking group attributable in part to the 14 additional banking centers that were opened during the year.

•	A reduction in overhead costs in our home lending operation due to reduction in the number of salaried and commissioned personnel in response to decreased loan demand.

See “Results of Operations,” below.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available to management as of the date of the consolidated financial statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by us are presented in Note 2 to the consolidated financial statements included in Item 8 herein. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views the determination of the allowance for loan losses, the valuation of MSRs, the valuation of residuals, the valuation of derivative instruments, and the determination of the secondary market reserve to be our critical accounting policies.

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

Valuation of Mortgage Servicing Rights. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs are generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase as customers refinance their loans. When this happens, the income stream from a MSR portfolio will decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our MSR portfolio. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value our MSR portfolio. On an ongoing basis, we compare our fair value estimates to observable market data where available. On an annual basis, the value of our MSR portfolio is reviewed by an outside valuation expert. MSRs are recorded at the lower of carrying cost or fair market value.

From time to time, we sell some of these MSRs to unaffiliated purchasers in transactions that are separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and associated transaction costs.

Valuation of Residuals. Residuals are created upon the issuance of private-label securitizations. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees adjusting for the effect of estimated prepayments and credit losses.

Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residual securities are not typically entitled to any cash flows unless over-collateralization has reached a certain level. The over-collateralization represents the difference between the bond balance and the collateral underlying security. A sample of an over-collateralization structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would apply cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

Residuals are designated as available-for-sale securities at the time of securitization and are periodically evaluated for impairment. These residuals are marked to market with changes in the value recognized in other comprehensive income net of tax. If the security is deemed to be impaired and the impairment is other-than-temporary, the impairment is recognized in the current period earnings. We use an internally developed model to value the residuals. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates. On an annual basis, the value of our residuals is reviewed by an outside valuation expert.

Valuation of Derivative Instruments. We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward sale commitments and interest rate swaps. We also issue interest rate lock commitments to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The valuation of derivative instruments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. Our interest rate assumptions are based on current yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of our valuation models.

Derivative instruments may be designated as either fair value or cash flow hedges under hedge accounting principles or may be undesignated. A hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment is referred to as a fair value hedge. A hedge of the exposure to the variability of cash flows from a recognized asset, liability or forecasted transaction is referred to as a cash flow hedge. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges are adjusted to fair value through earnings. At December 31, 2005, and throughout 2006, we had no derivatives designated as fair value hedges.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.

Results of Operations

Net Interest Income

2006. During 2006, we recognized $214.9 million in net interest income, which represented a decrease of 12.7% compared to the $246.3 million reported in 2005. Net interest income represented 51.5% of our total revenue in 2006 as compared to 60.7% in 2005. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. At December 31, 2006, we had an average balance of $14.0 billion of interest-earning assets, of which approximately $12.2 billion were loans receivable. Interest income recorded on these loans included the amortization of net premiums and net deferred loan origination costs. Partially offsetting the increase in earning assets was an increase in our cost of funds. Our interest-earning assets are funded with deposits and other short-term liabilities, primarily borrowings from the FHLB and security repurchase agreements. Typically, there is a spread between the long-term rates we earn on these mortgage loans and the short-term rates we pay on our funding sources. During 2006, the spread between these interest rates narrowed and then inverted, as short-term rates increased faster than the increase in long-term rates. The average cost of interest-bearing liabilities increased 23.8%, from 3.49% during 2005 to 4.32% in 2006, while the average yield on interest-earning assets increased only 9.8%, from 5.23% during 2005 to 5.74% in 2006. As a result, our interest rate spread during 2006 was 1.42% at year-end. The compression of our interest rate spread during the year caused our interest rate margin for 2006 to decrease to 1.54% from 1.82% during 2005. The adverse effect of the spread compression was offset in part by the increase in our ratio of interest-earning assets to interest-bearing liabilities, from 102% in 2005 to 103% in 2006. The Bank recorded an interest rate margin of 1.68% in 2006, as compared to 1.88% in 2005.

2005. During 2005, we recognized $246.3 million in net interest income, which represented an increase of 10.3% compared to the $223.3 million reported in 2004. Net interest income represented 60.7% of our total revenue in 2005 as compared to 46.6% in 2004. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. At December 31, 2005, we had an average balance of $13.6 billion of interest-earning assets, of which approximately $13.1 billion were loans receivable. Interest income recorded on these loans included the amortization of net premiums and net deferred loan origination costs. Partially offsetting the increase in earning assets was an increase in our cost of funds. Our interest-earning assets are funded with deposits and other short-term liabilities, primarily borrowings from the FHLB and security repurchase agreements. Typically, there is a spread between the long-term rates we earn on these mortgage loans and the short-term rates we pay on our funding sources. During 2005, the spread between these interest rates narrowed as short-term rates increased. The average cost of interest-bearing liabilities increased 10.4% from 3.16%, during 2004 to 3.49% in 2005, while the average yield on interest-earning assets increased only 4.0%, from 5.03% during 2004 to 5.23% in 2005. As a result, our interest rate spread during 2005 was 1.74% at year-end. The compression of our interest rate spread during the year caused our interest rate margin for 2005 to decrease to 1.82% from 1.99% during 2004. This is also reflected in the decline in our ratio of interest-earning assets to interest-bearing liabilities, from 104% in 2004 to 102% in 2005. The Bank recorded an interest rate margin of 1.88% in 2005, as compared to 2.08% in 2004.

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets includes the $28.3 million, $29.6 million and $15.8 million of amortization of net premiums and net deferred loan origination costs in 2006, 2005 and 2004, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Years Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)

Interest-Earning Assets:
Loans receivable, net	$12,166,346	$711,037	5.84%	$13,128,224	$688,791	5.25%	$11,103,829	$559,902	5.04%
Mortgaged backed securities	1,555,930	77,607	4.99%	370,405	19,019	5.13%	25,893	1,459	5.63%
Other	229,117	12,222	5.33%	51,737	853	1.65%	66,627	2,076	3.12%

Total interest-earning assets	13,951,393	$800,866	5.74%	13,550,366	$708,663	5.23%	11,196,349	$563,437	5.03%
Other assets	1,330,755			1,240,143			1,002,029

Total assets	$15,282,148			$14,790,509			$12,198,378

Interest-Bearing
Liabilities:
Deposits	$8,030,276	$331,516	4.13%	$7,971,506	$253,292	3.18%	$6,724,568	$167,765	2.49%
FHLB advances	4,270,660	187,756	4.40%	4,742,079	182,377	3.85%	3,631,851	143,914	3.96%
Security repurchase agreements	1,028,916	52,389	5.09%	187,585	7,953	4.24%	-	-	-
Other	232,149	14,258	6.14%	347,224	18,771	5.41%	413,913	28,467	6.88%

Total interest-bearing liabilities	13,562,001	$585,919	4.32%	13,248,394	$462,393	3.49%	10,770,332	$340,146	3.16%
Other liabilities	921,655			792,781			734,994
Stockholders’ equity	798,492			749,334			693,052

Total liabilities and stockholders equity	$15,282,148			$14,790,509			$12,198,378

Net interest-earning assets	$389,392			$301,972			$426,017

Net interest income		$214,947			$246,270			$223,291

Interest rate spread(1)			1.42%			1.74%			1.87%

Net interest margin(2)			1.54%			1.82%			1.99%

Ratio of average interest-earning assets to interest bearing liabilities			103%			102%			104%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the components of interest earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates were included as changes in rate.

	For the Years Ended December 31,
	2006 Versus 2005 Increase			2005 Versus 2004 Increase
	(Decrease) Due to:			(Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(In millions)

Interest-Earning Assets:
Loans receivable, net	$72.7	$(50.5)	$22.2	$26.9	$102.0	$128.9
Mortgage-backed securities	(2.2)	60.8	58.6	(1.9)	19.4	17.5
Other	8.4	2.9	11.3	(0.6)	(0.6)	(1.2)

Total	$78.9	$13.2	$92.1	$24.4	$120.8	$145.2
Interest- Bearing Liabilities:
Total deposits	$76.4	$1.8	$78.2	$54.5	$31.0	$85.5
FHLB advances	23.5	(18.2)	5.3	(5.5)	44.0	38.5
Security repurchase agreements	8.8	35.6	44.4	—	7.9	7.9
Other	1.7	(6.2)	(4.5)	(5.1)	(4.6)	(9.7)

Total	$110.4	$13.0	$123.4	$43.9	$78.3	$122.2

Change in net interest income	$(31.5)	$0.2	$(31.3)	$(19.5)	$42.5	$23.0

The rate/volume table above indicates that, in general, interest rates on deposits and other liabilities increased to a greater extent than interest rates on our loan products and securities during the year ended December 31, 2006. The adverse impact of these rate changes on our net interest margin for the periods were offset in part by the effect of the increase in interest-earning assets over interest-bearing liabilities.

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

During 2006, the decrease in net interest income was primarily due to the 28 basis point decrease in net interest margin, partially offset by the effect of the increase in interest earning assets over interest-bearing liabilities. Net interest margin continued to experience compression due to the lag in the repricing of the Bank’s loan portfolio compared to the increase in the cost of its interest-bearing liabilities.

During 2005, the increase in the net interest income was primarily due to the increase in the interest earnings assets of $2.4 billion, partially offset by the 17 basis point decrease in net interest margin. Net interest margin experienced compression because the increase in interest rates on our liabilities increased much more than the rates on our loan production.

Provision for Loan Losses

During 2006, we recorded a provision for loan losses of $25.4 million as compared to $18.9 million recorded during 2005 and $16.1 million recorded in 2004. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses in the portfolio for each of the respective periods. Net charge-offs in 2006 totaled $18.8 million compared to $18.1 million and $15.6 million in 2005 and 2004, respectively. Net charge-offs in 2006 totaled 0.20% of average investment loans compared to 0.16% and 0.16% in 2005 and 2004, respectively. See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net loss on securities available for sale and (vii) other fees and charges. Our total non-interest income equaled $202.2 million during 2006, which was a 26.8% increase from the $159.4 million of non-interest income that we earned in 2005. The primary reason for the increase was the increase in 2006 of net gains from sales of MSRs.

Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. In each period, we recorded fee income net of any fees deferred for the purposes of complying with Statement of Financial Accounting Standard (“SFAS”) 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” During 2006, we recorded gross loan fees and charges of $50.9 million, a decrease of $20.7 million from the $71.6 million recorded in 2005 and the $83.0 million recorded in 2004. The decline in loan fees and charges resulted from a reduction in the volume of loans originated during 2006 compared to 2005 and 2004. To a large degree, the decrease in loan originations during 2006 was attributable to a continuing decline in mortgage refinancings in the overall market as a result of stabilizing or increasing interest rates on single-family mortgage loans.

In accordance with SFAS 91, certain loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During 2006, we deferred $43.4 million of fee revenue in accordance with SFAS 91, compared to $59.0 million and $65.0 million, respectively, in 2005 and 2004.

Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Total deposit fees and charges increased 23.7% during 2006 to $20.9 million compared to $16.9 million during 2005 and $12.1 million during 2004. During that time, total customer accounts grew from 196,000 at January 1, 2004 to over 277,900 at December 31, 2006.

Loan Administration Fees. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the mortgage servicing right for that loan is fully amortized as no further fees will be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provide replacement loans, it will usually result in a reduction in loan servicing fees and increases in amortization recorded on the MSR portfolio.

Our loan administration fees and MSR amortization can fluctuate significantly. Such fees are affected by the size of our loans serviced for others portfolio, which is affected by sales of MSRs, subservicing fees, late fees and ancillary income and past due status of serviced loans. When loans serviced for others become ninety days or more past due we cease accruing servicing fees on such loans. Amortization of MSRs can be affected by sales of MSRs and changes in interest rates that cause changes in prepayments of the underlying loans. Changes in loan administration fees and changes in amortization of MSRs will not necessarily occur in proportion.

During 2006, the volume of loans serviced for others averaged $20.3 billion, which represented a 24.3% decrease from the $26.8 billion serviced during 2005. During 2006, we recorded $82.6 million in servicing fee revenue. The fee revenue recorded in 2006 was offset by $69.6 million of MSR amortization. During 2006, the amount of loan principal payments and payoffs received on serviced loans equaled $3.1 billion, a 26.2%

decrease over the 2005 total of $4.2 billion. The decrease was primarily attributable to the continuing increase in interest rates and the related decline in mortgage loan refinancing in 2006.

During 2005, the volume of loans serviced for others averaged $26.8 billion, which represented a 1.5% increase from the $26.4 billion during 2004. During 2005, we recorded $103.3 million in servicing fee revenue. The fee revenue recorded in 2005 was offset by $94.5 million of MSR amortization. During 2005, the amount of loan principal payments and payoffs received on serviced loans equaled $4.2 billion, a 40.0% decrease over the 2004 total of $7.0 billion. The decrease was primarily attributable to the continuing increase in interest rates and the related decline in mortgage loan refinancing in 2005.

Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac, and by an over-capacity in the mortgage business that has placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products.

The following table provides a reconciliation of our net gain on loan sales reported in our consolidated financial statements to our total gain on loans sold within the period (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Net gain on loan sales	$42,381	$63,580	$77,819
Add: SFAS 133 adjustments	(4,498)	2,902	357
Add: LOCOM adjustments	2,011	87	—
Add: provision to secondary market reserve	5,897	5,328	5,932

Total gain on loans sold	$45,791	$71,897	$84,108

Loans sold and securitized	$16,370,925	$23,451,430	$28,937,576
Spread achieved	0.28%	0.31%	0.29%

2006. Net gains on loan sales totaled $42.4 million during 2006, a 33.3% decrease from the $63.6 million realized during 2005. During 2006, the volume of loans sold and securitized totaled $16.4 billion, a 30.2% decrease from the $23.5 billion of loan sales in 2005. We received an average gain on sale spread of 0.28% in 2006 compared to 0.31% in 2005. During 2006, we recorded a provision of $5.9 million against gain on loan sales relating to our secondary market reserve for loans sold in the current year.

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

Net Gain on Mortgage Servicing Rights Sales. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand, and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.

2006. During 2006, the net gain on the sale of MSRs totaled $92.6 million compared to a net gain of $18.2 million in 2005. The $74.4 million increase in net gain on the sale of MSRs is primarily due to a significant increase in the volume of MSRs sold in 2006. Throughout 2006, we believed that the current market price accurately reflected the MSR value. As a result, we sold more MSRs in 2006 than prior periods. We sold $2.3 billion in loans on a servicing released basis and $25.2 billion in bulk servicing sales in 2006.

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

Net Loss on Securities Available for Sale. Securities classified as available for sale are comprised of residual interests from private securitizations and mortgage-backed and collateralized mortgage obligation securities. Net loss on securities available for sale is the result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.

During 2006, we recognized a $6.1 million other-than-temporary impairment on our residual interest that arose from a securitization completed in 2005. Although the residual interest is accounted for as an available for sale asset, we determined that this impairment was other-than-temporary and therefore a loss should be provided for.

Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Credit Corporation and Douglas Insurance Agency, Inc. Flagstar Title Insurance Company also earned fees in 2004 prior to its closing.

During 2006, we recorded $14.7 million in dividends on an average outstanding balance of FHLB stock of $284.2 million as compared to $11.1 million and $9.9 million in dividends on an average balance of FHLB stock outstanding of $264.2 million and $225.1 million in 2005 and 2004, respectively. During 2006, Flagstar Credit earned fees of $4.8 million versus $4.9 million and $5.0 million in 2005 and 2004, respectively. The amount of fees earned by Flagstar Credit varies with the volume of loans that were insured during the respective periods. Flagstar Title reported revenues of $108,000 in 2004.

Non-Interest Expense

The following table sets forth detailed information regarding our non-interest expenses during the past three years.

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2006	2005	2004

	(In thousands)

Compensation and benefits	$157,751	$150,738	$154,111
Commissions	74,208	87,746	105,607
Occupancy and equipment	70,319	69,121	66,233
Advertising	9,394	7,550	10,174
FDIC assessments	1,115	1,146	1,050
Communication	6,190	7,181	6,975
Other taxes	320	10,127	12,999
Other	49,824	46,362	39,926

Total	369,121	379,971	397,075
Less: capitalized direct costs of loan closings, in accordance with SFAS 91	(93,484)	(117,084)	(154,070)

Total, net	$275,637	$262,887	$243,005

Efficiency ratio(1)	66.1%	64.8%	50.7%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

2006. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $369.1 million in 2006 compared to $380.0 million in 2005. The 2.9% decrease in non-interest expense in 2006 was largely due to lower commissions resulting from a decrease in the volume of loan originations in our home lending operations and from our general cost containment efforts. Offsetting the savings in our home lending operation were certain expenses associated with the increase in the number of banking centers operated by our banking operation. During 2006, we opened 14 banking centers, which brings the banking center network total to 151. As we shift our funding sources to more of those that are retail in nature and increase the size of the banking center network, we expect that the operating expenses associated with the banking center network will continue to increase.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $157.8 million. The 4.7% increase from 2005 is primarily attributable to normal salary increases and the employees hired at the new banking centers. Our full-time equivalent (“FTE”) salaried employees increased by 105 to 2,510 at December 31, 2006. Commission expense, which is a variable cost associated with loan production, totaled $74.2 million, equal to 37 basis points (0.37%) of total loan production in 2006. Occupancy and equipment totaled $70.3 million during 2006, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non- profitable home loan centers. Advertising expense, which totaled $9.4 million at December 31, 2006, increased $1.8 million, or 24.4%, from the $7.6 million reported in 2005. Our FDIC assessment remained the same at $1.1 million as compared to 2005. We paid $6.2 million in communication expense for the year-ended December 31, 2006. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expenses is reflective of fewer home loan centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2006 our state and local taxes totaled $0.3 million, a decrease of $9.8 million, which is the result of a restructuring of our corporate operations that better aligned our core functions in separate entities. Other expense totaled $49.8 million during 2006. The fluctuation in other expenses is reflective of the varied levels of loan production, the expansion undertaken in our banking operation offset by the closing of the non-profitable home loan centers and the dismissal of our lawsuit against an insurance company in a coverage dispute that resulted in a charge in November 2006, of $8.7 million, before taxes.

2005. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $380.0 million in 2005 compared to $397.1 million in 2004. The 4.3% decrease in non-interest expense in 2005 was due to lower compensation expense and lower commissions resulting from a decrease in the volume of loan originations in our home lending operations and from our general cost containment efforts. Offsetting the savings in our home lending operation were certain expenses associated with the increase in the number of banking centers operated by our banking operation. During 2005, we opened 17 banking centers, which brought the banking center network total to 137. As we shift our funding sources to more those retail in nature and increase the size of the banking center network, we expect that the operating expenses associated with the banking center network will continue to increase.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $150.7 million. The 2.2% decrease from 2004 is primarily attributable to the staff reductions due to the decrease in loan production offset with normal salary increases and the employees hired at the new banking centers. Our full-time equivalent (“FTE”) employees only increased by nine to 2,405 at December 31, 2005. Commission expense, which is a variable cost associated with loan production, totaled $87.7 million, equal to 29 basis points (0.29%) of total loan production in 2005. Occupancy and equipment totaled $69.1 million during 2005, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non- profitable home loan centers. Advertising expense, which totaled $7.6 million at December 31, 2005, decreased $2.5 million, or 25.7%, from the $10.1 million reported in 2004. Our FDIC assessment remained the same at $1.1 million as compared to 2004. The calculation of the premiums is based on our deposit portfolio and escrow accounts. We paid $7.2 million in communication expense for the year-ended December 31, 2005. These expenses typically include telephone, fax and other types of electronic communication. The slight increase in communication expenses is reflective of additional branch locations. We pay taxes in the various states and local communities in which we are located and do business. For the year ended December 31, 2005 our state and local taxes totaled $10.1 million, a decrease of $1.9 million, which is the result of a decrease in taxable earnings. Other expense totaled $46.4 million during 2005. The fluctuation in the expenses is reflective of the varied levels of loan production, the expansion undertaken in our banking operation offset by the closing of the non-profitable home loan centers.

SFAS 91

Certain loan origination fees and costs are capitalized and recorded as an adjustment to the basis of the individual loans originated. These fees and costs are amortized or accreted into income as an adjustment to the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2006, we deferred $93.5 million of gross loan origination costs, while during 2005 and 2004 the deferred expenses totaled $117.1 million and $154.1 million, respectively. These costs have not been offset by the revenue deferred for SFAS 91 purposes. During the year to date in 2006 and the years 2005, and 2004, we deferred $43.4 million, $59.0 million, and $65.0 million in qualifying loan fee revenue, respectively. For further information, see “Loan Fees and Charges,” above.

On a per loan basis, the cost deferrals totaled $992, $816, and $815 during 2006, 2005, and 2004, respectively. Net of deferred fee income, the cost deferred per loan totaled $531, $405, and $471 for years 2006, 2005, and 2004, respectively. While revenue per loan has remained somewhat constant on a per loan basis, our loan origination costs have increased over the three-year period. Inflationary increases and the increased costs associated with our shift to retail and correspondent funding versus wholesale funding are the major reasons for these increases. This shift can also be seen in the cost of commissions, which is a deferrable item. On a per loan basis, the cost deferrals for commissions totaled $788, $566, and $559 during 2006, 2005, and 2004, respectively.

Provision for Federal Income Taxes

For the year ended December 31, 2006, our provision for federal income taxes as a percentage of pretax earnings was 35.2% compared to 35.6% in 2005 and 35.2% in 2004. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Refer to Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein for further discussion of our federal income taxes.

Analysis of Items on Statement of Financial Condition

Mortgage-Backed Securities Held to Maturity. Mortgage-backed securities held to maturity increased from $1.4 billion at December 31, 2005 to $1.6 billion at December 31, 2006. The increase was due to the recharacterization of certain mortgage loans held for investment to mortgage-backed securities through guaranteed mortgage securitizations. This allowed us to obtain credit enhancement on these loans and thereby reduce our credit risk. During 2006, we converted $558.7 million of mortgage loans in our portfolio to mortgage-backed securities through a combination or government sponsored entities and the completion of a private securitization.

At December 31 2006 and 2005, approximately $1.0 billion and $1.2 billion, respectively, of these mortgage-backed securities were pledged as collateral under security repurchase agreements. This allowed us to obtain funds at a lower cost than our FHLB advances. In addition, at December 31, 2005, $2.9 million of the mortgage-backed securities were pledged as collateral for interest rate swap agreements.

Securities Available for Sale. Securities available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products increased from $26.1 million at December 31, 2005, to $617.5 million at December 31, 2006. The increase was due to the purchase of $574.9 million in mortgage-backed and collateralized mortgage obligation securities and completion of two additional private securitizations during the year of fixed second mortgage loans and home equity revolving lines of credit loans, that resulted in residual interests of $21.7 million, offset by a $6.1 million reduction in fair value of the residual interest related to our December 2005 securitization.

Other Investments. Our investment portfolio increased from $22.0 million at December 31, 2005 to $24.0 million at December 31, 2006. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.

Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment. At December 31, 2006, we held loans available for sale of $3.2 billion, which was an increase of $1.4 billion from $1.8 billion held at December 31, 2005. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease.

The following table shows the activity in our portfolio of loans available for sale during the past five years:

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

	(In thousands)

Balance, beginning of year	$1,773,394	$1,506,311	$2,759,551	$3,302,212	$2,746,791
Loans originated, net	18,013,671	25,172,510	31,891,486	55,866,218	43,703,804
Loans sold servicing retained, net	(13,974,425)	(21,608,937)	(27,749,138)	(49,681,387)	(39,261,704)
Loans sold servicing released, net	(2,395,466)	(1,855,700)	(1,352,789)	(2,461,326)	(1,297,372)
Loan amortization/ prepayments	(1,246,419)	(1,040,315)	(1,745,708)	(1,652,811)	(461,983)
Loans transferred from (to) various loan portfolios, net	1,018,040	(400,475)	(2,297,091)	(2,613,355)	(2,127,324)

Balance, end of year	$3,188,795	$1,773,394	$1,506,311	$2,759,551	$3,302,212

Loans Held for Investment. Our largest category of earning assets consists of our loans held for investment portfolio. Loans held for investment consists of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $10.6 billion in December 2005, to $8.9 billion in December 2006. Mortgage loans held for investment decreased $2.0 billion to $6.2 billion, second mortgage loans increased $14.7 million to $715.2 million, commercial real estate loans increased $0.3 billion to $1.3 billion and consumer loans decreased $70.7 million to $340.2 million. The following table sets forth a breakdown of our loans held for investment portfolio at December 31, 2006:

LOANS HELD FOR INVESTMENT, BY RATE

	Fixed	Adjustable	Rate
	Rate	Rate	Total

	(In thousands)

Mortgage loans	$713,529	$5,498,236	$6,211,765
Second mortgage loans	594,237	120,917	715,154
Commercial real estate loans	616,012	685,807	1,301,819
Construction loans	22,508	42,020	64,528
Warehouse lending	-	291,656	291,656
Consumer	94,593	245,564	340,157
Non-real estate commercial loans	4,167	10,439	14,606

Total	$2,045,046	$6,894,639	$8,939,685

The two tables below provide detail for the activity and the balance in our loans held for investment portfolio over the past five years.

LOANS HELD FOR INVESTMENT

	At December 31,
	2006	2005	2004	2003	2002

	(In thousands)

Mortgage loans	$6,211,765	$8,248,897	$8,693,768	$5,478,200	$2,579,448
Second mortgage loans	715,154	700,492	196,518	141,010	214,485
Commercial real estate loans	1,301,819	995,411	751,730	549,456	445,668
Construction loans	64,528	65,646	67,640	58,323	54,650
Warehouse lending	291,656	146,694	249,291	346,780	558,782
Consumer loans	340,157	410,920	591,107	259,656	124,806
Non-real estate commercial loans	14,606	8,411	9,100	8,638	8,912

Total loans held for investment portfolio	8,939,685	10,576,471	10,559,154	6,842,063	3,986,751
Allowance for loan losses	(45,779)	(39,140)	(38,318)	(37,828)	(39,389)

Total loans held for investment portfolio, net	$8,893,906	$10,537,331	$10,520,836	$6,804,235	$3,947,362

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

	(In thousands)

Balance, beginning of year	$10,576,471	$10,559,154	$6,842,063	$3,986,751	$3,166,732
Loans originated	2,406,068	5,101,206	4,840,028	1,901,105	586,809
Change in lines of credit	(244,666)	186,041	(189,696)	1,267,338	331,826
Loans transferred (to) from various portfolios, net	(1,018,040)	400,475	2,297,091	2,613,355	2,127,324
Loan amortization / prepayments	(2,696,441)	(5,622,989)	(3,190,640)	(2,890,680)	(2,177,918)
Loans transferred to repossessed assets	(83,707)	(47,416)	(39,692)	(35,806)	(48,022)

Balance, end of year	$8,939,685	$10,576,471	$10,559,154	$6,842,063	$3,986,751

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of the last five years. As of December 31, 2006, we had no other loans outstanding where known information about possible credit problems of borrowers caused management concern regarding the ability of the same borrowers to comply with the loan repayment terms.

NON-PERFORMING LOANS

	At December 31,
	2006	2005	2004	2003	2002

	(In thousands)

Non-accrual loans	$57,071	$64,466	$57,026	$58,334	$68,032
Repurchased non-performing assets, net	22,096	34,777	35,013	11,956	10,404
Real estate and other repossessed assets, net	80,995	47,724	37,823	36,778	45,094

Total non-performing assets, net	$160,162	$146,967	$129,862	$107,068	$123,530

Ratio of non-performing assets to total assets	1.03%	0.98%	0.99%	1.01%	1.51%
Ratio of non-performing loans to loans held for investment	0.64%	0.61%	0.54%	0.85%	1.71%
Ratio of allowance to non-performing loans	80.21%	60.71%	67.19%	64.85%	57.90%
Ratio of allowance to loans held for investment	0.51%	0.37%	0.36%	0.55%	0.99%
Ratio of net charge-offs to average loans held for investment	0.20%	0.16%	0.16%	0.35%	0.51%

Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent. Such interest is recognized as income only when it is actually collected. At December 31, 2006, we had $119.4 million in loans that were determined to be delinquent. Of those delinquent loans, $57.1 million of loans were non-performing, of which $51.8 million, or 90.7%, were single-family residential mortgage loans.

The following table sets forth information regarding delinquent loans as of the end of the last three years (in thousands):

DELINQUENT LOANS

	At December 31,
Days Delinquent	2006	2005	2004

30	$40,140	$30,972	$34,346
60	22,163	20,456	13,247
90	57,071	64,466	57,026

Total	$119,374	$115,894	$104,619

We currently calculate our delinquent loans using a method required by the Office of Thrift Supervision, when we prepare regulatory reports that we submit to the OTS each quarter. This method also called the “OTS

Method”, considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $117.6 million, 60 day delinquencies equaled $40.1 million and 90 day delinquencies equaled $80.2 million at December 31, 2006. Total delinquent loans under the MBA Method total $237.9 million or 2.66% of loans held for investment at December 31, 2006. By comparison, delinquent loans at year-end 2005 totaled $252.0 million, or 2.38% of total loans held for investment at December 31, 2005.

The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest (in thousands):

NON-ACCRUAL LOANS

	At December 31, 2006
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Performing	Specified	Performing
	Portfolio	Loans	Portfolio	Loans

Mortgage loans	$6,211,765	$47,582	0.77%	83.4%
Second mortgages	715,154	497	0.07%	0.8%
Commercial real estate	1,301,819	5,132	0.39%	9.0%
Construction	64,528	1,474	2.28%	2.6%
Warehouse lending	291,656	—	0.00%	0.0%
Consumer	340,157	2,386	0.70%	4.2%
Commercial non-real estate	14,606	—	0.00%	0.0%

Total loans	8,939,685	$57,071	0.64%	100.0%

Less allowance for loan losses	(45,779)

Total investment loans (net of allowance)	$8,893,906

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

We perform a detailed credit quality review annually on large commercial loans as well as on selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1.0 million are treated as impaired and individually evaluated to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

A portion of the allowance is also allocated to the remaining commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure (such as sub-prime loans and loans that are not salable on the secondary market because of collateral or documentation issues). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, trends with respect to past due and non-accrual amounts, and are supported by underlying analysis.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses. Determination of the probable losses inherent in the portfolio, which are not necessarily captured by the allocation methodology discussed above, involve the exercise of judgment.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

The allowance for loan losses totaled $45.8 million at December 31, 2006, an increase of $6.7 million, or 17.1% from the $39.1 million at December 31, 2005. The allowance for loan losses as a percentage of non-performing loans was 80.2% and 60.7% at December 31, 2006 and 2005, respectively. During 2006, we recorded a provision for loan losses of $25.4 million compared to a provision of $18.9 million recorded in 2005 and $16.1 million in 2004. Net charge-offs in 2006 equaled $18.8 million compared to $18.1 million in 2005 and $15.6 million in 2004. Net charge-offs in 2006 equaled 0.20% of average investment loans compared to 0.16% and 0.16% in 2005 and 2004, respectively.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, and activity in the allowance for loan losses during the past five years:

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2006
	Investment	Percent		Percentage
	Loan	of	Reserve	to Total
	Portfolio	Portfolio	Amount	Reserve

	(Dollars in thousands)

Mortgage loans	$6,211,765	69.5%	$16,355	35.7%
Second mortgages	715,154	8.0	6,627	14.5
Commercial real estate	1,301,819	14.5	7,748	16.9
Construction	64,528	0.7	762	1.7
Warehouse lending	291,656	3.3	672	1.5
Consumer	340,157	3.8	11,091	24.2
Commercial non-real estate	14,606	0.2	362	0.8
Unallocated	—	0.0	2,162	4.7

Total	$8,939,685	100.0%	$45,779	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans	$16,355	69.5%	$20,466	78.0%	$17,304	82.0%	$20,347	80.1%	$26,008	64.7%
Second mortgages	6,627	8.0%	7,156	6.6%	3,318	1.9%	2,129	2.1%	3,502	5.4%
Commercial real estate	7,748	14.5%	5,315	9.4%	2,319	7.1%	7,532	8.0%	2,823	11.2%
Construction	762	0.7%	604	0.6%	3,538	0.6%	2,380	0.8%	2,852	1.4%
Warehouse lending	672	3.3%	334	1.4%	5,167	2.4%	273	5.1%	385	14.0%
Consumer	11,091	3.8%	3,396	3.9%	4,924	5.9%	3,710	3.8%	2,571	3.1%
Commercial non- real estate	362	0.2%	729	0.1%	1,748	0.1%	1,457	0.1%	1,248	0.2%
Unallocated	2,162	—	1,140	—	—	—	—	—	—	—

Total	$45,779	100.0%	$39,140	100.0%	$38,318	100.0%	$37,828	100.0%	$39,389	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

	(Dollars in thousands)

Beginning balance	$39,140	$38,318	$37,828	$39,389	$29,417
Provision for loan losses	25,450	18,876	16,077	20,081	27,126

Charge-offs
Mortgage loans	(9,833)	(11,853)	(14,629)	(20,455)	(14,263)
Consumer loans	(7,806)	(4,713)	(1,147)	(881)	(1,234)
Commercial loans	(1,414)	(3,055)	(680)	(1,048)	(1,067)
Construction loans	—	—	(2)	(313)	(5)
Other	(2,560)	(286)	(717)	(298)	(1,078)

Total charge offs	(21,613)	(19,907)	(17,175)	(22,995)	(17,647)
Recoveries
Mortgage loans	665	1,508	1,081	641	5
Consumer loans	1,720	247	242	393	78
Commercial loans	40	98	265	114	410
Construction loans	—	—	—	—	—
Other	377	—	—	205	—

Total recoveries	2,802	1,853	1,588	1,353	493

Charge-offs, net of recoveries	(18,811)	(18,054)	(15,587)	(21,642)	(17,154)

Ending balance	$45,779	$39,140	$38,318	$37,828	$39,389

Net charge-off ratio	0.20%	0.16%	0.16%	0.35%	0.51%

Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. Our foreclosure committee decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2006, we had $81.0 million of repossessed assets compared to $47.7 million at December 31, 2005.

The following schedule provides the activity for repossessed assets during each of the past five years:

NET REPOSSESSED ASSET ACTIVITY

	2006	2005	2004	2003	2002

	(In thousands)

Beginning balance	$47,724	$37,823	$36,778	$45,094	$38,868
Additions	83,707	48,546	42,668	38,991	45,488
Disposals	(50,436)	(38,645)	(41,623)	(47,307)	(39,262)

Ending balance	$80,995	$47,724	$37,823	$36,778	$45,094

Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing. During 2006 and 2005, we repurchased $68.4 million and $56.5 million in non-performing loans, respectively. The principal balance of these repurchased assets totaled $9.6 million and $13.6 million at December 31, 2006 and 2005, respectively, and is included within other assets in our consolidated statements of financial condition.

The following table sets forth the amount of non-performing loans we have repurchased during the past five years, organized by the year of origination:

REPURCHASED ASSETS

		Total
		Non-performing
	Total Loan Sales	Repurchased	% of
Year	and Securitizations	Loans	Sales

	(Dollars in thousands)

2002	$40,495,894	$50,529	0.12%
2003	51,922,757	29,214	0.06%
2004	28,937,576	35,469	0.12%
2005	24,703,575	18,539	0.08%
2006	16,968,994	452	0.00%

Totals	$163,028,796	$134,203	0.08%

Accrued Interest Receivable. Accrued interest receivable increased from $48.4 million at December 31, 2005 to $52.8 million at December 31, 2006 as our total earning assets increased. We typically collect interest in the month following the month in which it is earned.

FHLB Stock. Holdings of FHLB stock decreased from $292.1 million at December 31, 2005, to $277.6 million at December 31, 2006. This decrease was the result of the redemption of a portion of our

FHLB stock by the FHLB. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLB advances, whichever is greater. Management believes that the volume of our holdings of FHLB stock do not constitute a controlling or significant interest in the FHLB. As such, management does not believe that the FHLB is an affiliate or can in any other way be deemed to be a related party.

Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $219.2 million at December 31, 2006, an increase of $18.4 million, or 9.2%, from $200.8 million at December 31, 2005. During 2006, we added 14 additional banking centers and continued to invest in computer equipment. In addition, we acquired land for future bank expansion.

Mortgage Servicing Rights. Mortgage servicing rights totaled $173.3 million at December 31, 2006, a decrease of $142.4 million, from $315.7 million at December 31, 2005. The decrease reflects our capitalization of $223.9 million of MSRs, sales of $296.2 million of MSRs and amortization of $69.6 million of MSRs. The recorded amount of the MSR portfolio at December 31, 2006 and 2005 as a percentage of the unpaid principal balance of the loans we are servicing was 1.15% and 1.06%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 0.37% of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on estimated values paid by third party buyers in recent servicing rights sale transactions, internal valuations, and market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the Constant Prepayment Rate)

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Servicing costs per loan

•	Discounted yield rate

•	Estimate of ancillary income such as late fees, prepayment fees, etc.

The most important assumptions used in the MSR valuation model are anticipated annual loan prepayment speeds. During 2006, these speeds ranged between 15% and 30% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

On an ongoing basis, the MSR portfolio is internally valued to assess any impairment in the asset. These impairment analyses consider the same variables that we address in determining the value of the portfolio at the financial statement date. In addition, a third party valuation of the MSR portfolio is obtained annually to confirm the reasonableness of the value generated by the internal valuation model.

At December 31, 2006 and 2005, the fair value of the MSR portfolio was $197.6 million and $421.1 million, respectively. At December 31, 2006, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.3%; (2) an anticipated loan prepayment rate of 28.5% CPR; and (3) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years (in thousands):

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Balance, beginning of year	$29,648,088	$21,354,724	$30,395,079	$21,586,797	$14,222,802
Loans servicing originated	16,370,925	21,595,729	27,584,787	49,461,431	39,198,521
Loan amortization / prepayments	(3,376,219)	(4,220,504)	(6,985,894)	(9,982,414)	(3,329,825)
Loan servicing sales	(27,610,290)	(9,081,861)	(29,639,248)	(30,670,735)	(28,504,701)

Balance, end of year	$15,032,504	$29,648,088	$21,354,724	$30,395,079	$21,586,797

Other Assets. Other assets decreased $69.2 million, or 35.4%, to $126.5 million at December 31, 2006, from $195.7 million at December 31, 2005. The majority of this decrease was attributable to a payments received on receivables recorded in conjunction with MSR sales transacted during the latter part of 2005. Upon the sale of MSRs, we typically receive a down payment from the purchaser equivalent to approximately 20% of the total purchase price and record a receivable account for the balance of the purchase price due. This recorded receivable is typically collected within a six-month time frame.

Liabilities

Deposits. Deposit accounts decreased $0.6 billion, or 7.5%, to $7.4 billion at December 31, 2006, from $8.0 billion at December 31, 2005. We believe that this decrease reflects, in part, our decision to adhere to a pricing discipline on deposits in highly competitive markets to control our cost of funds. We increased the number of banking centers from 137 at December 31, 2005 to 151 at December 31, 2006.

Our deposits can be subdivided into three areas: the retail division, the municipal division, and the national accounts division. Retail deposits accounts increased $0.1 billion, or 2.1% to $4.9 billion at December 31, 2006, from $4.8 billion at December 31, 2005. Saving and checking accounts totaled 10.71% of total retail deposits. In addition, at December 31, 2006, retail certificates of deposit totaled $3.8 billion, with an average balance of $25,200 and a weighted average cost of 4.86% while money market deposits totaled $608.3 million, with an average cost of 4.04%. Overall, the retail division had an average cost of deposits of 4.38%.

We call on local municipal agencies as another source for deposit funding. Although these deposit accounts remained stable at $1.4 billion as of December 31, 2006 and 2005, they fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 5.33% at December 31, 2006. These deposit accounts include $1.3 billion of certificates of deposit with maturities typically less than one year and $87.3 million in checking and savings accounts.

In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. Since 2005, we have not solicited any funds through the division as we have been able to access more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. These deposit accounts decreased $0.7 billion, or 38.9%, to $1.1 billion at December 31, 2006, from $1.8 billion at December 31, 2005. These deposits had a weighted average cost of 3.66% at December 31, 2006.

The deposit accounts are as follows at December 31, (in thousands):

	At December 31,
	2006	2005

Demand accounts	$380,162	$374,816
Savings accounts	144,460	239,215
MMDA	608,282	781,087
Certificates of deposit(1)	3,763,781	3,450,450

Total retail deposits	4,896,685	4,845,568
Municipal deposits	1,419,964	1,353,633
National accounts	1,062,646	1,779,799

Total deposits	$7,379,295	$7,979,000

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.6 billion and $2.4 billion at December 31, 2006 and December 31, 2005, respectively.

Interest Rate Swaps. In October 2003, we entered into a series of interest rate swaps to offset our exposure to rising rates on a portion of our certificates of deposit portfolio. The notional amount of these swaps totaled $500 million. Contractually, we receive a floating rate tied to LIBOR and pay a fixed rate. The swaps are categorized in two groups: the first receiving one-month LIBOR and the second receiving three-month LIBOR. These swaps have maturities ranging from three to five years. These interest rate swaps effectively act as a cash flow hedge against a rise in the cost of our deposits. On December 30, 2004, we extinguished $250 million of the swaps for an after-tax gain of $2.6 million. This gain was deferred and is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps.

On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap agreement with the placement agent in which we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities.

On September 22, 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap with the placement agent in which we are required to pay a fixed rate of 4.33% on a notional amount of $25.0 million and will receive a floating rate equal to that being paid on the Flagstar Statutory Trust VIII securities. The swap matures on October 7, 2010. The securities are callable after October 7, 2010.

FHLB Advances. FHLB advances increased $1.2 billion, or 28.6%, to $5.4 billion at December 31, 2006, from $4.2 billion at December 31, 2005. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as repurchase agreements. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein for additional information on FHLB advances.

The portfolio of putable FHLB advances we hold, which matures in 2011, may be called by the FHLB based on FHLB volatility models. If these advances are called, we will be forced to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact net earnings.

Security Repurchase Agreements. Security repurchase agreements declined $0.1 billion to $1.0 billion at December 31, 2006, from $1.1 billion at December 31, 2005. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein, for additional information on security repurchase agreements.

Long-Term Debt. As part of our overall capital strategy, we may raise capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings was contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital.

On April 27, 1999, we, through our subsidiary Flagstar Trust, completed the sale of 2.99 million shares of 9.50% trust preferred securities, providing gross proceeds totaling $74.8 million. On April 30, 2004, the Company redeemed the preferred securities. Flagstar Trust is currently inactive.

On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of 4.66%. As part of the transaction, we entered into an interest rate swap agreement with the placement agent in which we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities.

On February 19, 2003, we, through our subsidiary Flagstar Statutory Trust III, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.55% and a floating rate thereafter equal to the three-month LIBOR rate plus 3.25% adjustable quarterly.

On March 19, 2003, we, through our subsidiary Flagstar Statutory Trust IV, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have an effective cost for the first five years of 6.75% and a floating rate thereafter equal to the three-month LIBOR rate plus 3.25% adjustable quarterly.

On December 29, 2004, we, through our subsidiary Flagstar Statutory Trust  V, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly thereafter at three-month LIBOR plus 2.00%.

On March 30, 2005, we, through our subsidiary Flagstar Statutory Trust VI, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR plus 2.00%.

On March 31, 2005, we, through our subsidiary Flagstar Statutory Trust VII, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $50.0 million. The securities have an effective cost for the first five years of 6.47% and a floating rate thereafter equal to the three-month LIBOR rate plus 2.00% adjustable quarterly.

On September 22, 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR plus 1.50%.

Accrued Interest Payable. Accrued interest payable increased $5.0 million, or 12.1%, to $46.3 million at December 31, 2006 from $41.3 million at December 31, 2005. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The interest-bearing liability portfolio increased 2.4% during the period and we had an 83 basis points increase in the average cost of liabilities.

Undisbursed Payments. Undisbursed payments on loans serviced for others decreased $259.7 million, or 63.8%, to $147.4 million at December 31, 2006, from $407.1 million at December 31, 2005. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2006, including subservicing of $0.2 billion, equaled $15.2 billion versus $34.6 billion at December 31, 2005.

Escrow Accounts. The amount of funds in escrow accounts decreased $74.5 million, or 34.0%, to $144.5 million at December 31, 2006, from $219.0 million at December 31, 2005. These accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowner’s insurance, and other insurance product liabilities. These balances fluctuate with the amount of loans serviced. The balances also fluctuate during the year depending upon the scheduled payment dates for the related liabilities. Total residential mortgage loans serviced at December 31, 2006, equaled $27.2 billion versus $41.8 billion at December 31, 2005, a 34.9% decrease.

Federal Income Taxes Payable. Income taxes payable decreased $45.6 million, or 60.6%, to $29.7 million at December 31, 2006, from $75.3 million at December 31, 2005. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $24.2 million and $17.6 million at December 31, 2006 and 2005, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Item 8. Financial Statements and Supplemental Data Notes 2, 12, 14, 15, 16 and 17. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2006 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without stated maturities	$1,220,216	$—	$—	$—	$1,220,216
Certificates of deposits	4,944,416	1,103,849	98,906	11,908	6,159,079
FHLB advances	2,757,000	1,250,000	1,150,000	250,000	5,407,000
Trust preferred securities	—	—	—	206,197	206,197
Operating leases	5,911	7,300	3,464	1,983	18,658
Security repurchase agreements	990,806	—	—	—	990,806
Other debt	25	50	50	1,150	1,275

Total	$9,918,374	$2,361,199	$1,252,420	$471,238	$14,003,231

Liquidity and Capital Resources

Our principal uses of funds include loan originations, operating expenses, the payment of dividends and stock repurchases. At December 31, 2006, we had outstanding rate-lock commitments to lend $1.8 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $160.4 million. These commitments may expire without being drawn upon and, therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.6 billion at December 31, 2006.

Our operating expenses increase as we continue to expand our banking operations in Michigan, Indiana and Georgia. We generally do not expect new banking centers to operate profitably for 18 to 24 months, thereby requiring additional funding to cover their initial operating deficits.

We paid a total cash dividend of $38.1 million on our common stock during 2006. Any payment of dividends in the future is subject to the determination of our board of directors. On January 30, 2007, our board of directors adopted a Stock Repurchase Program under which we are authorized to repurchase up to $40.0 million worth of our outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount from $40.0 million to $50.0 million. This program expires in twelve months from January 31, 2007. No shares have been repurchased under this plan.

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

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

	(In thousands)

Beginning deposits	$7,979,000	$7,379,655	$5,680,167	$4,373,889	$3,608,103
Interest credited	331,516	253,292	167,765	138,625	126,977
Net deposit increase (decrease)	(931,221)	346,053	1,531,723	1,167,653	638,809

Total deposits, end of the year	$7,379,295	$7,979,000	$7,379,655	$5,680,167	$4,373,889

Our decrease in net deposits in 2006 reflects the heightened competition for deposits in the Michigan and Indiana markets, which contain most of our banking centers.

Borrowings. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. The FHLB generally permits advances up to 50% of a company’s “adjusted assets,” which are defined as assets reduced by outstanding advances. At December 31, 2006, our advances from the FHLB totaled $5.4 billion, or 53.6% of adjusted assets. Through January 2007, we had authority and approval from the FHLB to utilize up to $6.75 billion in collateralized borrowings. Beginning in February 2007, we have authority and approval from the FHLB to utilize up to $7.5 billion in collateralized borrowings.

Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2006, security repurchase agreements amounted to $1.0 billion. Also at December 31, 2006, security repurchase agreements were secured by $1.0 billion of mortgage-backed securities held to maturity.

Loan Sales. Our home lending operation sells a significant portion of the mortgage loans that it originates. Sales of loans totaled $16.4 billion, or 87% of originations in 2006, compared to $23.5 billion, or 78.3% of originations, in 2005. The reduction in sales during 2006 was attributable to the decrease in originations and the increased amount of loans retained by us for our own portfolio. As of December 31, 2006, we had outstanding commitments to sell $2.2 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $7.3 billion during 2006, an increase of $0.2 billion, or 2.7%, when compared with the $7.1 billion received in 2005. This large amount of principal repayments was attributable to the increased loan portfolio offset somewhat from 2005 by the increase in the interest rate environment.

LOAN REPAYMENT SCHEDULE

	At December 31, 2006
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(In thousands)

Mortgage loans	$90,022	$88,706	$87,408	$172,260	$418,053	$387,482	$4,911,279	$6,155,210
Second mortgage	22,560	21,845	21,154	40,969	95,938	80,754	429,483	712,703
Commercial real estate	138,400	123,729	110,613	197,774	389,607	183,100	162,347	1,305,570
Construction	64,878	—	—	—	—	—	—	64,878
Warehouse lending	291,656	—	—	—	—	—	—	291,656
Consumer	21,150	19,824	18,580	34,829	76,150	52,268	114,393	337,194
Commercial non-real estate	2,075	1,780	1,527	2,621	4,690	1,359	555	14,607

Total	$630,741	$255,884	$239,282	$448,453	$984,438	$704,963	$5,618,057	$8,881,818

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2006, we held $144.5 million in these escrows.

Impact of Off-Balance Sheet Arrangements

Financial Interpretation (“FIN”) FIN 46R requires us to separately report, rather than include in our consolidated financial statements, the separate financial statements of our wholly-owned subsidiaries Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII and Flagstar Statutory Trust VIII. We did this by reporting our investment in these entities under “other assets.”

Asset Securitization. The Bank, in its efforts to diversify its funding sources, occasionally transfers loans to a qualifying special purpose entity (“QSPE”) in a process known as a securitization in exchange for asset-backed securities. A QSPE is generally a trust that is severely limited in permitted activities, assets it may hold, sell, exchange or distribute. When a company transfers assets to a QSPE, the transfer is generally treated as a sale and the transferred assets are no longer recognized on the transferor’s balance sheet. The QSPE in turn will offer the sold loans to investors in the form of a security. The proceeds the QSPE receives from investors are used to pay the company for the loans sold. The company will usually recognize a gain or loss on the transfer. Statements of Financial Accounting Standards (SFAS) 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria to meet the definition of a QSPE. QSPE’s are required to be legally isolated from the transferor and bankruptcy remote, insulating investors from the impact of creditors of other entities, including the transferor, and are not consolidated within the financial statements.

When a company sells or securitizes loans it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. Retained interests in securitizations were $42.5 million and $26.1 million at December 31, 2006 and 2005, respectively. Additional information concerning securitization transactions is included in Note 9 in the Notes to our Consolidated Financial Statements, in Item 8 Financial Statements and Supplemental Data, herein.

Impact of Inflation and Changing Prices

The Consolidated Financial Statements and Notes thereto presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Accounting and Reporting Developments

See Note 2 of the Notes to the Consolidated Financial Statements, Item 8 Financial Statements and Supplementary Data, herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our board of directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact projected interest rate scenarios have on earnings and capital, potential changes in interest rates, the economy, liquidity, business strategies, and other factors. The EIC meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”). The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility and deposit activity.

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

To effectively measure and manage interest rate risk, we use sensitivity analysis to determine the impact on net market value of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies reviewed by our executive management and our board of directors on an ongoing basis. We have traditionally managed our business to reduce our overall exposure to changes in interest rates. However, management has the latitude to increase our interest rate sensitivity position within certain limits if, in management’s judgment, the increase will enhance profitability. We manage our exposure to interest rates by hedging ourselves primarily from rising rates.

In the past, the savings and loan industry measured interest rate risk using gap analysis. Gap analysis is one indicator of interest rate risk; however it only provides a glimpse into expected asset and liability repricing in segmented time frames. Today the thrift industry utilizes the concept of Net Portfolio Value (“NPV”). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2006 and 2005 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 200 basis points. The 2006 and 2005 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single-family loans and MSRs. Further, this analysis is based on our interest rate exposure at December 31, 2006 and 2005, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

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

				At December 31,

2006					2005
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$908	6.19%	$(428)	(32.0)%	300	$1,022	7.10%	$(288)	(22.0)%
200	1,099	7.32	(237)	(17.7)	200	1,166	7.93	(144)	(11.0)
100	1,257	8.19	(79)	(5.9)	100	1,278	8.54	(32)	(5.2)
Current	1,336	8.56	—	—	Current	1,310	8.64	—	—
−100	1,281	8.14	(55)	(4.1)	−100	1,192	7.83	(118)	(9.0)
−200	1,206	7.62	(130)	(9.8)	−200	1,053	6.90	(257)	(19.7)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

February 26, 2007

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

The consolidated financial statements as of and for the years ended December 31, 2006 and 2005 included in this document have been audited by Virchow, Krause & Company, LLP, an independent registered public accounting firm. The consolidated financial statements for the year ended December 31, 2004 were audited by Grant Thornton LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

The Board of Directors’ responsibility for these consolidated financial statements is pursued mainly through its Audit Committee. The Audit Committee is composed entirely of directors who are not officers or employees of Flagstar Bancorp, Inc., and meets periodically with the internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/  Mark T. Hammond
Mark T. Hammond
President and Chief Executive Officer

/s/  Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Flagstar Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/  Virchow, Krause & Company, LLP
Southfield, Michigan
February 26, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows of Flagstar Bancorp, Inc. and Subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Flagstar Bancorp, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton LLP
Southfield, Michigan
March 21, 2005

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2006	2005

Assets
Cash and cash items	$136,675	$201,163
Interest bearing deposits	140,561	—

Cash and cash equivalents	277,236	201,163
Mortgage backed securities held to maturity — (fair value $1.6 billion and $1.4 billion at December 31 2006 and 2005, respectively)	1,565,420	1,414,986
Securities available for sale	617,450	26,148
Other investments	24,035	21,957
Loans available for sale	3,188,795	1,773,394
Loans held for investment	8,939,685	10,576,471
Less: allowance for loan losses	(45,779)	(39,140)

Loans held for investment, net	8,893,906	10,537,331

Total earning assets	14,430,167	13,773,816
Accrued interest receivable	52,758	48,399
Repossessed assets, net	80,995	47,724
Federal Home Loan Bank stock	277,570	292,118
Premises and equipment, net	219,243	200,789
Mortgage servicing rights, net	173,288	315,678
Other assets	126,509	195,743

Total assets	$15,497,205	$15,075,430

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,379,295	$7,979,000
Federal Home Loan Bank advances	5,407,000	4,225,000
Security repurchase agreements	990,806	1,060,097
Long term debt	207,472	207,497

Total interest-bearing liabilities	13,984,573	13,471,594
Accrued interest payable	46,302	41,288
Undisbursed payments on loans serviced for others	147,417	407,104
Escrow accounts	144,462	219,028
Liability for checks issued	21,623	23,222
Federal income taxes payable	29,674	75,271
Secondary market reserve	24,200	17,550
Payable for securities purchased	249,694	—
Other liabilities	37,026	48,490

Total liabilities	14,684,971	14,303,547
Commitments and Contingencies - Note 21
Stockholders’ Equity
Common stock — $0.01 par value, 150,000,000 shares authorized, 63,604,590 shares issued and outstanding at December 31, 2006; 63,208,038 shares issued and outstanding at December 31, 2005	636	632
Additional paid in capital	63,223	57,304
Accumulated other comprehensive income	5,182	7,834
Retained earnings	743,193	706,113

Total stockholders’ equity	812,234	771,883

Total liabilities and stockholders’ equity	$15,497,205	$15,075,430

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004

Interest Income
Loans	$711,037	$688,791	$559,902
Mortgage-backed securities	77,607	19,019	1,459
Interest-bearing deposits	4,183	—	—
Securities available for sale	3,041	—	—
Other	4,998	853	2,076

Total interest income	800,866	708,663	563,437

Interest Expense
Deposits	331,516	253,292	167,765
FHLB advances	187,756	182,377	143,914
Security repurchase agreements	52,389	7,953	—
Other	14,258	18,771	28,467

Total interest expense	585,919	462,393	340,146

Net interest income	214,947	246,270	223,291
Provision for loan losses	25,450	18,876	16,077

Net interest income after provision for loan losses	189,497	227,394	207,214

Non-Interest Income
Loan fees and charges	7,440	12,603	18,003
Deposit fees and charges	20,893	16,918	12,125
Loan administration	13,032	8,761	30,097
Net gain on loan sales	42,381	63,580	77,819
Net gain on sales of mortgage servicing rights	92,621	18,157	91,740
Net loss on securities available for sale	(6,163)	—	—
Other fees and charges	31,957	39,429	26,337

Total non-interest income	202,161	159,448	256,121

Non-Interest Expense
Compensation and benefits	140,438	126,139	112,512
Occupancy and equipment	70,225	69,007	64,692
Communication	4,320	4,840	6,975
Other taxes	320	7,844	12,999
General and administrative	60,334	55,057	45,827

Total non-interest expense	275,637	262,887	243,005

Earnings before federal tax provision	116,021	123,955	220,330
Provision for federal income taxes	40,819	44,090	77,592

Net Earnings	$75,202	$79,865	$142,738

Earnings per share
Basic	$1.18	$1.29	$2.34

Diluted	$1.17	$1.25	$2.22

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other		Total
	Common	Paid in	Comprehensive	Retained	Stockholders’
	Stock	Capital	Income	Earnings	Equity

Balance at January 1, 2004	$607	$35,394	$2,173	$600,627	$638,801
Net earnings	—	—	—	142,738	142,738
Net realized gain on swap extinguishment	—	—	2,650	—	2,650
Change in net unrealized gain on swaps used in cash flow hedges	—	—	520	—	520

Total comprehensive income	—	—	—	—	145,908
Stock options exercised and grants issued, net	7	3,311	—	—	3,318
Tax benefit from stock-based compensation	—	2,049	—	—	2,049
Dividends paid ($1.00 per share)	—	—	—	(61,122)	(61,122)

Balance at December 31, 2004	614	40,754	5,343	682,243	728,954
Net earnings	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment	—	—	(1,335)	—	(1,335)
Change in net unrealized gain on swaps used in cash flow hedges	—	—	3,328	—	3,328
Change in net unrealized gain on securities available for sale	—	—	498	—	498

Total comprehensive income	—	—	—	—	82,356
Stock options exercised	18	7,426	—	—	7,444
Stock-based compensation	—	745	—	—	745
Tax benefit from stock-based compensation	—	8,379	—	—	8,379
Dividends paid ($0.90 per share)	—	—	—	(55,995)	(55,995)

Balance at December 31, 2005	632	57,304	7,834	706,113	771,883
Net earnings	—	—	—	75,202	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	389

Total comprehensive income	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	2,205
Stock-based compensation	—	2,718	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	(38,122)	(38,122)

Balance at December 31, 2006	$636	$63,223	$5,182	$743,193	$812,234

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Operating Activities
Net earnings	$75,202	$79,865	$142,738
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	25,450	18,876	16,077
Depreciation and amortization	100,710	125,978	106,124
Increase in valuation allowance in mortgage servicing rights	599	—	—
FHLB stock dividends	—	(5,035)	(9,909)
Stock-based compensation expense	2,718	745	—
Net gain on the sale of assets	(2,328)	(1,623)	(2,608)
Net gain on loan sales	(42,381)	(63,580)	(77,819)
Net gain on sales of mortgage servicing rights	(92,621)	(18,157)	(91,740)
Net loss on securities available for sale	6,163	—	—
Proceeds from sales of loans available for sale	16,386,194	23,445,645	29,497,773
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(16,807,310)	(24,558,415)	(30,463,805)
Increase in accrued interest receivable	(4,359)	(13,352)	(7,013)
Decrease (increase) in other assets	66,348	45,379	(117,956)
Increase in accrued interest payable	5,014	13,143	7,817
Net tax benefit for stock grants issued	(1,000)	—	—
Increase (decrease) liability for checks issued	(1,599)	4,281	(8,555)
(Decrease) increase in federal income taxes payable	(44,367)	49,696	(39,780)
Increase in payable for securities purchased	249,694	—	—
(Decrease) increase in other liabilities	(4,814)	(16,656)	12,099

Net cash used in operating activities	(82,687)	(893,210)	(1,036,557)

Investing Activities
Net change in other investments	(2,078)	(3,566)	(4,247)
Repayment of mortgage backed securities held to maturity	404,073	71,478	9,968
Purchase of mortgage backed securities held to maturity	(118,025)	—	—
Purchase of investment securities available for sale	(574,999)	—	—
Origination of portfolio loans, net of principal repayments	119,263	(666,145)	(1,476,858)
Purchase of Federal Home Loan Bank stock	(6,762)	(52,238)	(26,580)
Redemption of Federal Home Loan Bank stock	21,310	—	—
Investment in unconsolidated subsidiary	—	3,095	3,102
Proceeds from the disposition of repossessed assets	52,812	39,078	42,845
Acquisitions of premises and equipment, net of proceeds	(45,493)	(51,337)	(49,112)
Decrease in mortgage servicing rights	(223,934)	(328,954)	(318,028)
Proceeds from the sale of mortgage servicing rights	388,784	124,860	405,864

Net cash provided by (used in) investing activities	14,951	(863,729)	(1,413,046)

Financing Activities
Net (decrease) increase in deposit accounts	(599,705)	599,345	1,699,488
Net (decrease) increase in security repurchase agreements	(69,291)	1,060,097	—
Issuance of junior subordinated debt	—	100,000	25,000
Redemption of preferred securities	—	—	(74,750)
Net increase in Federal Home Loan Bank advances	1,182,000	135,000	844,000
Payment on other long term debt	(25)	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(259,687)	(89,106)	20,949
Net (disbursement) receipt of escrow payments	(74,566)	24,521	2,224
Proceeds from the exercise of stock options	2,205	7,444	3,318
Net tax benefit for stock grants issued	1,000	8,379	2,049
Dividends paid to stockholders	(38,122)	(55,995)	(61,122)

Net cash provided by financing activities	143,809	1,789,660	2,461,131

Net increase in cash and cash equivalents	76,073	32,721	11,528
Beginning cash and cash equivalents	201,163	168,442	156,914

Ending cash and cash equivalents	$277,236	$201,163	$168,442

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$102,446	$47,416	$39,692

Total interest payments made on deposits and other borrowings	$580,905	$449,250	$347,964

Federal income taxes paid	$86,953	$—	$119,500

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$558,732	$1,466,477	$—

Mortgage loans held for investment transferred to available for sale	$1,329,032	$452,949	$—

Mortgage loans available for sale transferred to held for investment	$354,662	$883,119	$2,297,091

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.5 billion in assets at December 31, 2006, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.

The Company’s principal business is obtaining funds in the form of deposits and borrowings and investing those funds in single-family mortgages and other types of loans. The acquisition or origination of single-family mortgage loans is the Company’s primary lending activity. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans.

The Company sells or securitizes most of the mortgage loans that it originates. The Company generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production in order to maximize the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities. The Company also acquires funds on a wholesale basis from a variety of sources and services a significant volume of loans for others.

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

Note 2 — Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”) and FIN 46R — “Implicit Variable Interests under FIN 46, Consolidation of Variable Interest Entities” , provide guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company has no consolidated VIE’s.

The Company uses special-purpose entities (“SPE’s”), primarily securitization trusts, to diversify its funding sources. SPE’s are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Bank transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows.

The Bank structures these SPEs to be bankruptcy remote, thereby insulating investors from the impact of the creditors of other entities, including the transferor of the assets.

Where the Bank is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the statement of financial condition and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (“QSPE”). Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from the Bank’s creditors, the Company considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Bank currently services certain home equity loans and lines that were sold to securitization trusts.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents and overnight deposits.

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

Certain mortgage-backed securities are classified as held to maturity because management has the positive intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost. Unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of earnings.

Securities available for sale are carried at fair value with unrealized gains and unrealized losses deemed to be temporary being reported in other comprehensive income, net of tax. Any gains or losses realized upon the sale of a security or unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of earnings. The securities available for sale represent certain mortgage-backed securities and the non-investment grade residual interests in the Company’s private securitizations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Other investments, which include certain investments in mutual funds that by their nature cannot be held to maturity, are carried at fair value. Increases or decreases in fair value are recorded in earnings.

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

Loan Sales and Securitizations

Our recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with SFAS 140. SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests based on their relative fair values.

SFAS 140 requires, for certain transactions, a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The “true sale” analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The “true sale” analysis is not absolute and unconditional but rather contains provisions that make the transferor “bankruptcy remote”. Once the legal isolation of financial assets has been met and is satisfied under SFAS 140, other factors concerning the nature of the extent of the transferor’s control over the transferred financial assets are taken into account in order to determine if the de-recognition of financial assets is warranted, including whether the special purpose entity (“SPE”) has complied with rules concerning qualifying special purpose entities.

The Bank is not eligible to become a debtor under the bankruptcy code. Instead, the insolvency of the Bank is generally governed by the relevant provisions of the Federal Deposit Insurance Act and the FDIC’s regulations. However, the “true sale” legal analysis with respect to the Bank is similar to the “true sale” analysis that would be done if the Bank were subject to the bankruptcy code.

The Bank obtains a legal opinion regarding the legal isolation of the transferred financial assets as part of the securitization process. The “true sale” opinion provides reasonable assurance that the transferred assets would not be characterized as property of the transferor in the event of insolvency and also states the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

The securitization process involves the sale of loans to our wholly-owned bankruptcy remote special purpose entity which then sells the loans to a separate, transaction-specific trust in exchange for considerations generated by the sale of the securities issued by the securitization trust. The securitization trust issues and sells debt securities to third party investors that are secured by payments on the loans. We have no obligation to provide credit support to either the third party investors or the securitization trust. Neither the third party investors nor the securitization trust generally have recourse to our assets or us and have no ability to require us to repurchase their securities other than through enforcement of the standard representations and warranties. We do make certain representations and warranties concerning the loans, such as lien status, and if we are found to have breached a representation and warranty, we may be required to repurchase the loan from the securitization trust. We do not guarantee any securities issued by the securitization trust. The securitization trust represents a “qualifying special purpose entity”, which meets the certain criteria of SFAS 140, and therefore is not consolidated for financial reporting purposes.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loans held for investment portfolio as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified.

The Company performs a detailed credit quality review annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1.0 million are treated as impaired and given an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we typically utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

A portion of the allowance is allocated to the remaining commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited greater loss exposure (such as sub-prime loans and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

loans that are not salable on the secondary market because of collateral or documentation issues). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction that were acquired through foreclosure. Repossessed assets are initially recorded at estimated fair value, less estimated selling costs. Subsequently, properties are evaluated and any additional declines in value are recorded in current period earnings. The amount the Company ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control.

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

Mortgage Servicing Rights

In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140. SFAS 156 requires an entity to recognize a servicing asset or liability each time it

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, it requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. Effective January 1, 2006, the Company adopted SFAS 156, as permitted. Adoption of this pronouncement allowed the Company to initially recognize its MSRs at fair value. The Company elected to retain the amortization method for subsequently accounting for the MSRs. There was no material effect on the Company’s consolidated financial statements from the adoption of this pronouncement.

The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis. The capitalized cost of retained MSRs is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages.

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

The Company occasionally sells a certain portion of its MSRs to investors. At the time of the sale the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans.

Financial Instruments and Derivatives

In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in our financial position and results of operations. Loans held for investment generate interest income and MSRs generate fee income. With regard to the pipeline of mortgage loans held for sale, in general, the Company hedges these assets with forward commitments to sell Fannie Mae or Freddie Mac securities with comparable maturities and weighted- average interest rates. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, requires that we recognize all derivative instruments on the statement of financial condition at fair value. If certain conditions are met, special hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment, referred to as a fair value hedge, or

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. We have derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions. Derivatives that are non-designated hedges, as defined in SFAS 133 are adjusted to fair value through earnings. We formally document all qualifying hedge relationships, as well as our risk management objective and strategy for undertaking each hedge transaction. We are not a party to any foreign currency hedge relationships. During the fourth quarter of 2005, we derecognized all fair value hedges and have no fair value hedges outstanding at either December 31, 2006 or 2005.

Security Repurchase Agreements

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage-backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate.

Trust Preferred Securities

As of December 31, 2006, the Company sponsored seven trusts, of which 100% of the common equity is owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in these consolidated financial statements. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

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

The trusts are VIEs under U.S. GAAP (i.e., FIN 46R) and are not consolidated. The Company’s investment in the common stock of these trusts is included in other assets in the Company’s consolidated statement of financial condition. The trust preferred securities held by the trusts qualify as Tier 1 capital under current banking regulations.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Secondary Market Reserve

We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $9.4 million, $7.5 million, and $10.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the statement of earnings based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding at December 31, 2005. The effect of the adoption of the new accounting principle on results of operations depends on the level of option grants, the vesting period for those grants, and the fair value of the options granted at such date. Existing options that vested after the adoption date resulted in additional compensation expense of approximately $1.2 million in 2006. The Company utilized the disclosure requirements permitted by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), for transactions entered into during 1996 and thereafter. For the periods prior to January 1, 2006, the Company elected to remain with the former method of accounting under Accounting Principles Board Opinion 25 (“APB 25”) and has made the pro forma disclosures in Note 30 of net earnings and earnings per share as if the fair value method provided for in SFAS 123 had been adopted.

At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 30.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS 155 Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Further, it clarifies which interest-only strips and principal-only strips are not subject to SFAS 133 requirements. It also establishes a requirement to evaluate interests in securitized

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

financial assets to identify interest in freestanding derivatives and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. Last, it eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. The Company will be required to adopt this standard in 2007. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is required to be adopted by the Company on January 1, 2007. Management does not expect that the impact of this Interpretation will be material to the Company’s financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS Statements 87, 88, 106 and 132®. SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans this standard is not expected to have an impact on the Company’s financial condition, results of operation or liquidity.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition, results of operation or liquidity.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements”. Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operation or liquidity.

Note 3 — Fourth Quarter Event

In the fourth quarter of 2006, the Company recorded an $8.7 million charge, before taxes, as a result of a federal judge’s dismissal of the Company’s lawsuit against an insurance company in a fidelity bond coverage dispute. In March 2004, the Company discovered that a series of warehouse loans it made totaling $22.4 million to two related borrowers were fraudulently obtained. Upon discovery of the fraud and through subsequent collections activities, the Company seized cash and real property with an estimated value of $12.7 million. The cash, real property and other assets are the subject of competing claims from another mortgage company that was also defrauded and from the United States Government through a forfeiture action. The Company had filed a fidelity bond claim that we maintain would cover losses from fraud.

In 2004, the Company reclassified the loans to other assets. The Company believed, in conjunction with external counsel, that the portion of the receivable that would not have been liquidated with the cash and real properties that were held in escrow would be collected through the fidelity bond claim and no loss was probable. Upon dismissal of the lawsuit, the Company believed it appropriate to write off the portion of the receivable related to the fidelity bond coverage. The charge was recorded to general and administrative expense.

Note 4 — Mortgage-Backed Securities Held to Maturity

The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as held to maturity (in thousands):

	December 31,
	2006	2005

Amortized cost	$1,565,420	$1,414,986
Gross unrealized holding gains	17,382	—
Gross unrealized holding losses	(4,420)	(4,346)

Estimated fair value	$1,578,382	$1,410,640

The mortgage-backed securities have contractual maturities ranging from 2007 through 2036. Actual maturities will differ from contractual maturities because the underlying mortgages may be prepaid without penalties.

At December 31, 2006 and 2005, no securities had been in a continuous unrealized loss position for more than a twelve month period.

At December 31, 2006 and 2005, $1.0 billion and $1.2 billion of these mortgage-backed securities were pledged as collateral for interest rate swaps and security repurchase agreements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 5 — Securities Available for Sale

Securities available for sale were comprised of the following (in thousands):

	December 31,
	2006	2005

AAA-rated non-agency securities	$497,089	$—
AAA-rated agency securities	77,910	—
Non-investment grade residual securities	42,451	26,148

Total Securities available for sale	$617,450	$26,148

Contractual maturities of the securities generally range from 2035 to 2037. Expected weighted average lives of these securities generally range from several months to six years due to borrower prepayments occurring prior to the contractual maturity.

The following table summarizes the amortized cost and estimated fair value of securities classified as available for sale (in thousands):

	December 31,
	2006	2005

Amortized cost	$615,878	$25,381
Gross unrealized holding gains	1,572	767
Gross unrealized holding losses	—	—

Estimated fair value	$617,450	$26,148

At December 31, 2006 and 2005, no securities had been in a continuous unrealized loss position during the year.

As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the year ended December 31, 2006 the Company recorded $6.1 million in impairment charges on residual securities.

The fair value of residual securities is determined by discounting estimated net future cash flows using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type.

The fair value of all other non-agency and agency mortgage-backed securities is estimated based on market information.

Note 6 — Other Investments

Other investments are summarized as follows (in thousands):

	December 31,
	2006		2005

	Amortized	Fair	Amortized	Fair
Type	Cost	Value	Cost	Value

Mutual Funds	$23,320	$23,320	$21,328	$21,328
U.S. Treasury Bonds	715	715	629	629

Total	$24,035	$24,035	$21,957	$21,957

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company has invested in these securities because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $517,000 and $529,000 are pledged as collateral in association with the issuance of certain trust preferred securities at December 31, 2006 and 2005, respectively.

Note 7 — Loans Available for Sale

The following table summarizes loans available for sale (in thousands):

	December 31,
	2006	2005

Mortgage loans	$3,146,943	$1,658,175
Consumer loans	41,050	114,772
Second mortgage loans	802	447

Total	$3,188,795	$1,773,394

These loans had a fair value that approximates their recorded amount for each year presented. The majority of these loans were originated or acquired in the fourth quarter of the respective year.

Note 8 — Loans Held for Investment

Loans held for investment are summarized as follows (in thousands):

	December 31,
	2006	2005

Mortgage loans	$6,211,765	$8,248,897
Second mortgage loans	715,154	700,492
Commercial real estate loans	1,301,819	995,411
Construction loans	64,528	65,646
Warehouse lending	291,656	146,694
Consumer loans	340,157	410,920
Commercial loans	14,606	8,411

Total	8,939,685	10,576,471
Less allowance for loan losses	(45,779)	(39,140)

Total	$8,893,906	$10,537,331

Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$39,140	$38,318	$37,828
Provision charged to earnings	25,450	18,876	16,077
Charge-offs, net of recoveries	(18,811)	(18,054)	(15,587)

Balance, end of period	$45,779	$39,140	$38,318

Loans on which interest accruals have been discontinued totaled approximately $57.1 million at December 31, 2006 and $64.5 million at December 31, 2005. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $3.8 million,

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

$4.1 million, and $3.7 million during 2006, 2005, and 2004, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2006 and 2005.

A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.

Impaired loans are as follows (in thousands):

	December 31,
	2006	2005	2004

Impaired loans with no allowance for loan losses allocated	$15,228	$27,876	$5,811
Impaired loans with allowance for loan losses allocated	10,934	6,556	708

Total impaired loans	$26,162	$34,432	$6,519

Amount of the allowance allocated to impaired loans	$1,119	$1,618	$691
Average investment in impaired loans	28,469	27,048	5,903
Cash-basis interest income recognized during impairment	1,792	2,099	—

No additional funds are committed to be advanced in connection with impaired loans. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral exceeded the recorded investments in such loans. At December 31, 2006, substantially all of the total impaired loans were evaluated based on fair value of related collateral.

Note 9 — Securitization Activity

The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “HELOC Securitization”). In addition, each month draws on the home equity lines of credit in the trust established in the HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be other-than-temporarily impaired (“OTTI”) are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400 million of fixed second mortgage loans that the Company held at the time in its investment portfolio (the “Second Mortgage Securitization”). The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. The securitization resulted in the Company recording a residual interest of approximately $9.9 million that is carried as a security available for sale.

On December 31, 2006, the Company recorded $11.2 million in residual interests as a result of its non-agency securitization of $302 million in home revolving equity line of credit loans (the “HELOC Revolving Securitization”). In addition, each month draws on the revolving home equity lines of credit in the trust established in the HELOC Revolving Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be OTTI are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

At December 31 2006, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

	Prepayment	Projected	Annual Discount
	Speed	Credit Losses	Rate

Home Equity:
Flagstar Home Equity Loan Trust 2005-1	42%	1.25%	15%
Flagstar GMS Trust 2006-1	25%	1.50%	15%
Flagstar Home Equity Loan Trust 2006-2	42%	1.25%	15%

Certain cash flows received from the securitization trusts were as follows (in thousands):

	For the Years Ended December 31,
	2006	2005

Proceeds from new securitizations	$302,182	$600,000
Proceeds from collections reinvested in securitizations	73,122	—
Servicing fees received	2,259	—
Loan repurchases for representations and warranties	(752)	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The tables below set forth key economic assumptions and the hypothetical sensitivity of the fair value of residual interests to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities.

			Projected
	Fair	Prepayment	Credit	Discount
	Value	Speed	Losses	Rate

	(Dollars in thousands)

HELOC Securitization
Residual asset as of December 31, 2006	$20,745	42%	1.25%	15%
Impact on fair value of 10% adverse change in assumption		$928	$574	$510
Impact on fair value of 20% adverse change in assumption		1,717	1,148	1,002
Servicing asset as of December 31, 2006	$1,705	42%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$201	—	$20
Impact on fair value of 20% adverse change of assumptions		378	—	40

Second Mortgage Securitization
Residual asset as of December 31, 2006	$10,522	25%	1.50%	15%
Impact on fair value of 10% adverse change in assumption		$78	$415	$542
Impact on fair value of 20% adverse change in assumption		158	828	1,047
Servicing asset as of December 31, 2006	$3,485	25%	1.50%	15%
Impact on fair value of 10% adverse change of assumptions		$213	—	$58
Impact on fair value of 20% adverse change of assumptions		420	—	112

HELOC Revolving
Residual asset as of December 31, 2006	$11,184	42%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$1,038	$184	$344
Impact on fair value of 20% adverse change of assumptions		1,932	369	674
Servicing asset as of December 31, 2006	$1,656	42%	1.25%	14%
Impact on fair value of 10% adverse change of assumptions		$164	—	$26
Impact on fair value of 20% adverse change of assumptions		305	—	52

Note 10 — FHLB Stock

The Company’s investment in FHLB stock totaled $277.6 million and $292.1 million at December 31, 2006 and 2005, respectively. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of its FHLB advances, whichever is greater. Dividends received on the stock equaled $13.7 million, $10.7 million, and $9.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. These dividends were recorded in the consolidated statement of earnings as other fees and charges.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 11 — Repossessed Assets

Repossessed assets include the following (in thousands):

	December 31,
	2006	2005

One-to-four family properties	$74,548	$40,687
Commercial properties	6,447	7,037

Repossessed assets	$80,995	$47,724

Note 12 — Premises and Equipment

Premises and equipment balances are as follows (in thousands):

	December 31,
	2006	2005

Land	$70,437	$56,646
Office buildings	135,186	120,406
Computer hardware and software	130,574	123,598
Furniture, fixtures and equipment	72,173	61,314
Automobiles	285	294

Total	408,655	362,258
Less accumulated depreciation	(189,412)	(161,469)

	$219,243	$200,789

Depreciation expense amounted to approximately $26.9 million, $30.7 million, and $30.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $8.7 million, $9.8 million, and $9.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following outlines the Company’s minimum contractual lease obligations as of December 31, 2006 (in thousands):

2007	$5,911
2008	4,242
2009	3,058
2010	2,367
2011	1,097
Thereafter	1,983

Total	$18,658

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 13 — Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans are summarized as follows (in thousands):

	December 31,
	2006	2005

Mortgage loans serviced for:
FHLMC and FNMA	$12,566,869	$27,941,451
FHLBI	272,273	303,807
GNMA	1,224,010	821,947
Flagstar Trusts	968,423	579,752
Other investors	928	1,131

Total	$15,032,503	$29,648,088

Not included in the above totals are $229.4 million and $5.0 billion of mortgage loans at December 31, 2006 and December 31, 2005, respectively, that are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Mortgage loans serviced for others were geographically disbursed throughout the United States. As of December 31, 2006, approximately 21.2% of these properties are located in Michigan (measured by principal balance), and another 27.4% were located in the states of Texas (10.1%), Florida (10.0%), California (7.3%) and Washington (4.4%). No other state contains more than 4% of the properties collateralizing these serviced loans.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $237.0 million and $537.7 million at December 31, 2006 and December 31, 2005 respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

The following is an analysis of the changes in the recorded value of the Company’s mortgage servicing rights (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$315,678	$187,975	$260,128
Capitalization	223,934	328,954	318,028
Sales	(296,163)	(106,703)	(314,124)
Amortization	(69,562)	(94,548)	(76,057)
Valuation allowance	(599)	—	—

Balance, end of period	$173,288	$315,678	$187,975

At December 31, 2006 and 2005, the estimated fair value of the mortgage loan-servicing portfolio was $197.6 million and $421.1 million, respectively. At December 31, 2006, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 10.3%; (2) an anticipated loan prepayment rate of 28.5% (i.e. CPR); and (3) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Changes in the valuation allowance for impairment of MSRs are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$—	$—	$—
Provision for valuation	599	—	—
Permanent impairment	—	—	—

Balance, end of period	$599	$—	$—

Note 14 — Deposit Accounts

The deposit accounts are as follows (in thousands):

	December 31,
	2006	2005

Demand accounts	$380,162	$374,816
Savings accounts	144,460	239,215
Money market demand accounts	608,282	781,087
Certificates of deposit	3,763,781	3,450,450

Total retail deposits	4,896,685	4,845,568
Municipal deposits	1,419,964	1,353,633
National accounts	1,062,646	1,779,799

Total deposits	$7,379,295	$7,979,000

At December 31, 2006, municipal deposits included $1.3 billion of certificates of deposit with maturities typically less than one year and $87.3 million in checking and savings accounts. At December 31, 2005, municipal deposits included $1.3 billion of certificates of deposit and $70.7 million in checking and savings accounts.

Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2006 and 2005, were approximately $0.9 billion and $1.1 billion, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.6 billion and $2.4 billion at December 31, 2006 and 2005, respectively. The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000 (in thousands):

	December 31,
	2006	2005

Three months or less	$1,268,286	$1,222,304
Over three months to six months	601,625	406,848
Over six months to twelve months	429,199	422,837
One to two years	179,393	190,948
Thereafter	120,305	168,267

Total	$2,598,808	$2,411,204

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table indicates the scheduled maturities of the Company’s certificates of deposit by acquisition channel as of December 31, 2006 (in thousands):

	Consumer		National
	Direct	Municipal	Accounts	Total

Twelve months or less	$2,963,733	$1,294,508	$686,175	$4,944,416
One to two years	473,756	36,996	250,416	761,168
Two to three years	215,578	1,048	126,055	342,681
Three to four years	64,687	100	—	64,787
Four to five years	34,119	—	—	34,119
Thereafter	11,908	—	—	11,908

Total	$3,763,781	$1,332,652	$1,062,646	$6,159,079

Note 15 — FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Floating rate daily advances	$—	—%	$766,000	4.18%
Fixed rate putable advances	500,000	4.24%	700,000	4.49%
Fixed rate term advances	4,907,000	4.66%	2,759,000	3.69%

Total	$5,407,000	4.62%	$4,225,000	3.91%

The portfolio of putable FHLB advances held by the Company matures in 2011 and may be called by the FHLB based on FHLB volatility models.

The following indicates certain information related to the FHLB advances (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Maximum outstanding at any month end	$5,407,000	$5,373,279	$4,097,000
Average balance	4,270,660	4,742,079	3,631,851
Average interest rate	4.40%	3.85%	3.96%

The following outlines the Company’s FHLB advance maturity dates as of December 31, 2006 (in millions):

2007	$2,757
2008	750
2009	500
2010	400
2011	750
Thereafter	250

Total	$5,407

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company has the authority and approval from the FHLB to utilize a total of $6.75 billion in collateralized borrowings. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Note 16 — Security Repurchase Agreements

The following table presents security repurchase agreements outstanding (dollars in thousands):

	December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Security repurchase agreements	$990,806	5.31%	$1,060,097	4.32%

These repurchase agreements have maturities of less than six months. At December 31, 2006 and 2005, security repurchase agreements were collateralized by $1.0 billion and $1.2 billion of mortgage-backed securities held to maturity, respectively.

The following table indicates certain information related to the security repurchase agreements (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Maximum outstanding at any month end	$1,259,812	$1,101,242	$—
Average balance	1,065,458	899,488	—
Average interest rate	5.01%	4.17%	—

Note 17 — Long Term Debt

The following table presents long-term debt (in thousands):

	December 31,
	2006	2005

Junior subordinated notes related to trust preferred securities
Floating 3 month LIBOR plus 3.25%(1) (8.62% and 7.40% at December 31, 2006 and 2005, respectively), matures 2032	$25,774	$25,774
Fixed 6.55%(2), matures 2033	25,774	25,774
Fixed 6.75%(2), matures 2033	25,780	25,780
Floating 3 month LIBOR plus 2.00% (7.37% and 6.15% at December 31, 2006 and 2005, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 2.00% (7.37% and 6.15% at December 31, 2006 and 2005, respectively), matures 2035	25,774	25,774
Fixed 6.47%(3), matures 2035	51,547	51,547
Floating 3 month LIBOR plus 1.50%(4) (6.87% and 4.15% at December 31, 2006 and 2005, respectively), matures 2035	25,774	25,774

Subtotal	206,197	206,197
Other Debt
Fixed 7.00% due 2013	1,275	1,300

Total long-term debt	$207,472	$207,497

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

(1)	As part of the transaction, the Company entered into an interest rate swap with the placement agent under which the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matures on December 26, 2007. The securities are callable after December 26, 2007.

(2)	In 2008, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable after February 26, 2008 and March 26, 2008.

(3)	In 2010, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable after March 31, 2010.

(4)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 4.33% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR. The swap matures on October 7, 2010. The securities are callable after October 7, 2010.

The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates) as of December 31, 2006 (in thousands):

2007	$25
2008	25
2009	25
2010	25
2011	25
Thereafter	207,347

Total	$207,472

Note 18 — Federal Income Taxes

Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Income from operations	$40,819	$44,090	$77,592
Stockholders’ equity, for the tax benefit from stock-based compensation	(999)	(8,379)	(2,049)
Stockholders’ equity, for the tax effect of other comprehensive income	(1,222)	1,340	1,779

	$38,598	$37,051	$77,322

Components of the provision for federal income taxes from operations consist of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Current provision (benefit)	$93,634	$(12,342)	$99,462
Deferred provision (benefit)	(52,815)	56,432	(21,870)

	$40,819	$44,090	$77,592

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Provision at statutory federal income tax rate	$40,607	$43,384	$77,115
Increase resulting from other, net	212	706	477

Provision at effective federal income tax rate	$40,819	$44,090	$77,592

The details of the net tax liability are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Allowance for loan and other losses	$32,891	$26,293
Premises and equipment	3,509	—
Accrued vacation pay	1,605	1,386
Non-accrual interest revenue	1,068	1,101
HELOC securitization	723	—
Deferred gain on termination of hedge	—	683
State income taxes	—	3,168
Restatement of accrued interest	—	5,931
Other	995	1,301

	40,791	39,863

Deferred tax liabilities:
Mortgage loan servicing rights	(59,491)	(109,523)
Federal Home Loan Bank stock dividends	(8,543)	(7,533)
Deferred loan costs and fees	(4,837)	(5,693)
Mark-to-market adjustments — forward commitments	(2,880)	(1,306)
Mark-to-market adjustments — loans available for sale	(969)	(3,164)
Mark-to-market adjustments — available for sale securities	(362)	—
Mark-to-market adjustments-HELOCS	(189)	(268)
Unrealized hedging gains	(2,258)	(4,669)
State income taxes	(2,545)	—
Premises and equipment	—	(5,131)
HELOC securitization	—	(4,473)
Other	(224)	(19)

	(82,298)	(141,779)

Net deferred tax liability	(41,507)	(101,916)
Current federal income taxes receivable	11,833	26,645

Income taxes payable	$(29,674)	$(75,271)

The Company has not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserves of approximately $4 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

institution, liquidates, redeems shares, pays dividends in excess of earnings and profits, or ceases to qualify as a bank for tax purposes.

Note 19 — Secondary Market Reserve

The following table shows the activity in the secondary market reserve (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period,	$17,550	$19,002	$10,254
Provision
Charged to gain on sale for current loan sales	5,897	5,328	5,932
Charged to other fees and charges for changes in estimates	14,312	7,156	18,105

Total	20,209	12,484	24,037
Charge-offs, net	(13,559)	(13,936)	(15,289)

Balance, end of period	$24,200	$17,550	$19,002

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

Note 20 — Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $15,000 for 2006, $14,000 for 2005 and $13,000 for 2004. Participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $5,000, $4,000, and $3,000 for 2006, 2005, and 2004, respectively. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,600. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2006, 2005, and 2004 were approximately $3.1 million, $3.3 million, and $3.2 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Prior to March 31, 2005, the Company offered a deferred compensation plan to employees. The deferred compensation plan allowed employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remained the property of the Company. The Company discontinued this compensation plan March 31, 2005.

Note 21 — Contingencies and Commitments

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that resolution of such litigation will not have a material effect on the Company’s financial condition, results of operations, or liquidity.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Lending Act, as well as remedies for alleged violations of various state unfair trade practices laws restitution or unjust enrichment in connection with certain mortgage loan transactions.

The Company has a substantial mortgage loan-servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders’ escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders’ contracts with borrowers. Such claims also generally seek actual damages and attorney’s fees.

In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans that allege inadequate disclosure, breach of contract, or violation of state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable rate loans, timely release of liens upon payoffs, the disclosure and imposition of various fees and charges, and the placing of collateral protection insurance.

While the Company has had various claims similar to those discussed above asserted against it, management does not expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

A summary of the contractual amount of significant commitments is as follows (in thousands):

	December 31,
	2006	2005

Commitments to extend credit:
Mortgage Loans	$1,779,000	$1,644,000
Commercial	134,000	185,000
Other	30,000	60,000

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

Note 22 — Regulatory Capital Requirements

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 and 2005, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2006
Tangible capital (to tangible assets)	$984,981	6.4%	$231,901	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	984,981	6.4%	463,802	3.0%	$773,005	5.0%
Tier I capital (to risk weighted assets)	957,388	11.0%	N/A	N/A	520,502	6.0%
Total capital (to risk weighted assets)	1,001,937	11.6%	693,996	8.0%	867,494	0.0%
As of December 31, 2005
Tangible capital (to tangible assets)	$941,457	6.3%	$225,670	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	941,457	6.3%	451,340	3.0%	$752,333	5.0%
Tier I capital (to risk weighted assets)	924,461	10.7%	N/A	N/A	520,301	6.0%
Total capital (to risk weighted assets)	961,864	11.1%	693,727	8.0%	867,159	10.0%

Note 23 — Accumulated Other Comprehensive Income

The following table sets forth the ending balance in accumulated other comprehensive income for each component (in thousands):

	December 31,
	2006	2005	2004

Net gain on interest rate swap extinguishment	$101	$1,268	$2,650
Net unrealized gain on derivatives used in cashflow hedges	4,193	6,068	2,693
Net unrealized gain on securities available for sale	888	498	—

Ending balance	$5,182	$7,834	$5,343

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table sets forth the changes to other comprehensive income and the related tax effect for each component (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Gain (reclassified to earnings) on interest rate swap extinguishment	$(1,795)	$(2,054)	$4,077
Related tax (expense) benefit	628	719	(1,427)
Unrealized gain (loss) on derivatives used in cashflow hedges	(2,628)	5,119	872
Related tax (expense) benefit	754	(1,792)	(352)
Unrealized gain on securities available for sale	805	767	—
Related tax expense	(416)	(268)	—

Change	$(2,652)	$2,491	$3,170

On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain was deferred and is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps. The Company will reclassify into earnings after-tax $0.1 million in 2007.

Note 24 — Concentrations of Credit

Properties collateralizing mortgage loans held for investment were geographically disbursed throughout the United States. As of December 31, 2006, approximately 13.1% of these properties are located in Michigan (measured by principal balance), and another 52.3% were located in the states of California (23.1%), Florida (12.6%), Washington (5.0%), Colorado (4.5%), Texas (4.1%) and Arizona (3.0%). No other state contains more than 3% of the properties collateralizing these loans.

A substantial portion of the Company’s commercial real estate loan portfolio (76.9%) is collateralized by properties located in Michigan.

Additionally, the following loan products contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of nonpayment or realization:

a. Hybrid or ARM loans that are subject to future payment increases

b. Option power ARM loans that permit negative amortization

c. Loans under a. or b. above with loan-to-value ratios above 80%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table details the unpaid principal balance of these loans at December 31, 2006:

Held for Investment
Portfolio Loans
(In thousands)

Amortizing hybrid ARMs
3/1 ARM	$729,158
5/1 ARM	1,437,021
7/1 ARM	85,117
Interest only hybrid ARMs
3/1 ARM	908,534
5/1 ARM	1,798,121
7/1 ARM	6,853
Option power ARMs	13,707
All other ARMs	469,666

$5,448,177

Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Principal Outstanding
At December 31, 2006
(In thousands)

Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$335,809
> 90%< = 100%	282,749
>100%	17,492

$636,050

As of December 31, 2006, the aggregate amount of the securities from each of the following issuers were greater than 10% of the Company’s shareholders’ equity. These issuers include qualifying special-purpose entities created by the Company in conjunction with a securitization transaction with the objective to recharacterize loans as securities for the purposes of (1) lower our cost of funds, (2) improve our liquidity profile, and (3) improve our risk profile through the use of bond insurance.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(In thousands)

Chase Mortgage Financial Corporation	$99,330	$99,884
JP Morgan Mortgage Trust	100,000	100,000
Flagstar Home Equity Loan Trust 2006-1	332,362	329,979

Total	$531,692	$529,863

Note 25 — Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2006, the balance of the loans attributable

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

to directors and principal officers totaled $6.9 million, with the unused lines of credit totaling $11.5 million. At December 31, 2005, the balance of the loans attributable to directors and principal officers totaled $4.5 million, with the unused lines of credit totaling $10.3 million. During 2006 and 2005, the Company purchased $96.1 million and $35.8 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Note 26 — Derivative Financial Instruments

We follow the provisions of SFAS 133, as amended, for our derivative instruments and hedging activities, which require us to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2006 and 2005:

FNMA, FHLMC and other forward contracts
Rate lock commitments
Interest rate swap agreements

Generally speaking, if interest rates increase, the value of our rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. We hedge the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on sale. The Bank recognized pre-tax gains of $4.5 million for the year ended December 31, 2006, and pre-tax losses of $2.9 million and $357,000 for the years ended December 31, 2005 and 2004, respectively, on our hedging activity.

We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge our anticipated borrowings and advances qualify as cash flow hedges. As of December 31, 2006 and 2005, the net fair market value adjustment on our interest rate swap agreements on an after-tax basis was $3.6 million and $5.4 million, respectively, which was recorded as a component of accumulated other comprehensive income. Future effective changes in fair value on these interest rate swap agreements will be adjusted through OCI as long as the cash flow hedge requirements continue to be met.

On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain was deferred and is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps. During 2006 and 2005, $1.2 million and $1.3 million was recognized in earnings, respectively.

The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same statement of earnings captions as effective changes when such material ineffectiveness occurs. The Company has not recognized gains or losses due to ineffectiveness in earnings due to immateriality.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

We had the following derivative financial instruments (dollars in thousands):

	December 31, 2006
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$1,720,879	$3,819	2007
Forward agency and loan sales	2,156,566	4,409	2007
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	6,452	2007-2010

	December 31, 2005
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$1,342,000	$8,362	2006
Forward agency and loan sales	1,643,620	(4,145)	2006
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	9,599	2006-2010

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

Note 27 — Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2006 and 2005, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents. Due to their short term nature, the carrying amount of cash and cash equivalents approximates fair value.

Securities available for sale. The carrying amount of the securities available for sale approximates fair value. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Other investments. The carrying amount of other investments approximates fair value.

Loans receivable. Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans and mortgage-backed securities is based on the fair value of obligations with similar credit characteristics.

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

Security Repurchase Agreements. Due to their short term nature, the carrying amount of the repurchase agreements approximates fair value.

Long Term Debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates the Company’s current borrowing rates for similar types of borrowing arrangements.

Payables for Securities Purchased. Due to their short term nature, the carrying amount of the payables for securities purchased approximates fair value.

Derivative Financial Instruments. The fair value of forward sales contracts, interest rate swaps and fixed-rate commitments to extend credit are based on observable market prices or cash flow projection models acquired from third parties.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$277,236	$277,236	$201,163	$201,163
Securities available for sale	617,450	617,450	26,148	26,148
Other investments	24,035	24,035	21,957	21,957
Loans available for sale	3,188,795	3,212,824	1,773,394	1,780,258
Loans held for investment and mortgage-backed securities	10,505,105	10,555,375	11,991,457	11,950,105
FHLB stock	277,570	277,570	292,118	292,118
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,132,904)	(1,132,904)	(1,395,118)	(1,395,118)
Certificates of deposit	(3,763,781)	(3,752,959)	(3,450,450)	(3,429,063)
Municipal deposits	(1,419,964)	(1,414,362)	(1,353,633)	(1,351,218)
National certificates of deposit	(1,062,646)	(1,046,768)	(1,779,799)	(1,748,185)
FHLB advances	(5,407,000)	(5,365,825)	(4,225,000)	(4,181,458)
Security repurchase agreements	(990,806)	(990,806)	(1,060,097)	(1,060,049)
Long term debt	(207,472)	(205,860)	(207,497)	(207,497)
Payables for securities purchased	(249,694)	(249,694)	—	—
Derivative Financial Instruments:
Forward delivery contracts	4,409	4,409	(4,145)	(4,145)
Commitments to extend credit	3,819	3,819	8,362	8,362
Interest rate swaps	6,452	6,452	9,599	9,599

Note 28 — Segment Information

The Company’s operations are broken down into two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Following is a presentation of financial information by business segment for the period indicated (in thousands):

	As of or for the Year Ended December 31, 2006
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$159,255	$55,692	$—	$214,947
Net gain on sale revenue	—	135,002	—	135,002
Other income	31,353	35,806	—	67,159

Total net interest income and non-interest income	190,608	226,500	—	417,108
Earnings before federal income taxes	59,728	56,293	—	116,021
Depreciation and amortization	10,143	86,323	—	96,466
Capital expenditures	43,652	1,704	—	45,356
Identifiable assets	14,939,341	3,597,864	(3,040,000)	15,497,205
Inter-segment income (expense)	80,100	(80,100)	—	—

	As of or for the Year Ended December 31, 2005
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$185,276	$60,994	$—	$246,270
Net gain on sale revenue	—	81,737	—	81,737
Other income	55,813	21,898	—	77,711

Total net interest income and non-interest income	241,089	164,629	—	405,718
Earnings before federal income taxes	123,726	229	—	123,955
Depreciation and amortization	10,139	115,112	—	125,251
Capital expenditures	32,764	18,633	—	51,397
Identifiable assets	14,176,340	2,379,090	(1,480,000)	15,075,430
Inter-segment income (expense)	42,375	(42,375)	—	—

	As of or for the Year Ended December 31, 2004
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$175,403	$47,888	$—	$223,291
Net gain on sale revenue	—	169,559		169,559
Other income	63,227	23,335	—	86,562

Total net interest income and non-interest income	238,630	240,782	—	479,412
Earnings before federal income taxes	135,080	85,250	—	220,330
Depreciation and amortization	6,810	99,303	—	106,113
Capital expenditures	18,431	30,664	—	49,095
Identifiable assets	12,136,082	2,245,932	(1,239,000)	13,143,014
Inter-segment income (expense)	25,475	(25,475)	—	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 29 — Earnings Per Share

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

The following are reconciliations of the numerator and denominator of the basic and diluted earnings per share calculation (dollars in thousands, except per share data):

	For the Year Ended December 31, 2006
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$75,202	63,504	$1.18
Effect of options	—	824	(0.01)

Diluted earnings	$75,202	64,328	$1.17

In 2006, the Company had 820,582 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2005
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$79,865	62,128	$1.29
Effect of options	—	1,882	(0.04)

Diluted earnings	$79,865	64,010	$1.25

In 2005, the Company had 837,449 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2004
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$142,738	61,057	$2.34
Effect of options	—	3,115	(0.12)

Diluted earnings	$142,738	64,172	$2.22

In 2004, the Company had 501,300 options that were classified as anti-dilutive and were excluded from the EPS calculations.

Note 30 — Stock-Based Compensation

In 1997, Flagstar’s board of directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of common stock.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

Under the 2006 Plan, the exercise price of any award granted must be at least equal to the fair market value of the Company’s common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights expire seven years from the date of grant unless otherwise provided by the Compensation Committee of the board of directors.

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS 123R eliminated the alternative to use the intrinsic method of accounting previously allowed under APB 25, “ Accounting for Stock Issued to Employees,” which generally did not require any compensation expense to be recognized in the financial statements for the grant of stock options to employees if certain conditions were met. Only certain pro forma disclosures of share-based payments were required.

On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of earnings based on their fair values. The amount of compensation expense is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption.

Prior to the adoption of SFAS 123R, the Company accounted for its Prior Plans under the recognition and measurement principles of APB 25. The Company reported all tax benefits resulting from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $1.0 million for the year ended December 31, 2006.

The fair value concepts were not changed significantly in SFAS 123R; however, in adopting this standard, companies must choose among alternative valuation models and amortization assumptions. The Company has elected to continue to use both the Black-Scholes option pricing model and the straight-line method of amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes model if additional information in the future indicates another model would be more appropriate at that time or if grants issued in future periods have characteristics that could not be reasonably estimated using this model.

During 2006, compensation expense recognized related to the 2006 Plan totaled $2.2 million.

Stock Option Plan

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of options it issued during the years ended December 31, 2005 and 2004: dividend yield of 4.80% and 4.89%; expected volatility of 45.28% and 28.33%; and a risk-free rate of 3.80% and

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

3.16%; and respectively an expected life of five years for both 2005 and 2004. There were no options granted during the year ended December 31, 2006.

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2006	2005	2004

Options outstanding, beginning of year	3,417,366	4,961,529	5,425,870
Options granted	—	372,792	332,920
Options exercised	(359,503)	(1,788,354)	(686,117)
Options canceled, forfeited and expired	(28,126)	(128,601)	(111,144)

Options outstanding, end of year	3,029,737	3,417,366	4,961,529

Options exercisable, end of year	2,885,787	2,861,884	2,914,871

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.2 million, $23.9 million and $12.1 million, respectively. Additionally, the aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $9.1 million and $8.7 million, respectively.

	Weighted Average Exercise Price
	2006	2005	2004

Options outstanding, beginning of year	$13.02	$9.34	$7.87
Options granted	—	20.50	22.55
Options exercised	6.13	4.17	4.19
Options canceled, forfeited and expired	18.30	15.64	11.59

Options outstanding, end of year	$13.79	$13.02	$9.34

Options exercisable, end of year	$13.86	$13.20	$6.94

The following information pertains to the stock options issued pursuant to the Prior Plans but not exercised at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable	Weighted
	December 31,	Contractual	Average	at December 31,	Average Exercise
Range of Grant Price	2006	Life (Years)	Exercise Price	2006	Price

$ 1.76 - 1.96	139,099	3.50	$1.78	139,099	$1.78
4.32 - 4.77	15,000	1.29	4.48	15,000	4.48
5.01 - 6.06	181,676	3.32	5.20	181,676	5.20
11.80 - 12.27	1,873,380	4.27	11.99	1,736,930	11.97
15.23	11,000	7.55	15.23	3,500	15.23
19.35 - 19.42	18,429	6.17	19.38	18,429	19.38
20.02 - 20.73	357,863	6.51	20.69	357,863	20.69
22.68 - 24.72	433,290	6.87	23.38	433,290	23.38

	3,029,737		$13.79	2,885,787	$13.86

At December 31, 2006, options available for future grants were 2,293,514.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table illustrates the effect on net earnings and earnings per share as of and for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provision of SFAS No. 123R to stock-based employee compensation (in thousands except per share data):

	For the Years Ended December 31,
	2005	2004

Net earnings	$79,865	$142,738
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,540	2,885

Pro forma net earnings	$75,325	$139,853

Basic earnings per share
As reported	$1.29	$2.34

Pro forma	$1.21	$2.29

Diluted earnings per share
As reported	$1.25	$2.22

Pro forma	$1.18	$2.18

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 4.80% and 4.89%; expected volatility of 45.28% and 28.33%; a risk-free rate of 3.80% and 3.16%; an expected life of 5 years; and a fair value per option of $5.86 and $9.79.

During the fourth quarter of 2005, the Company accelerated the vesting of its unvested and “out-of-the-money” stock options awarded to its employees, executive members and board members under its stock option plan. The acceleration applied only to unvested options with an exercise price of $19.35 per share or higher. The options considered to be “out-of-the-money” had exercise prices greater than the Company’s stock closing sales price on November 29, 2005, which was $15.20 per share. Outstanding unvested options that were “in-the-money” were not subject to acceleration and will continue to vest on their normal schedule. As a result of the acceleration, options to purchase 829,899 shares of Flagstar common stock, which would otherwise have vested over the next four years, became fully vested. These options represented approximately 24% of the then total options outstanding. The total weighted average exercise price per share was $22.16 for these options.

Cash-settled Stock Appreciation Rights

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights it issued during the year ended December 31, 2006: dividend yield of 3.68%; expected volatility of 21.98%; a risk-free rate of 4.99%; and an expected life of five years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted
		Average
Stock Appreciation Rights Awarded:	Shares	Exercise Price

Non-vested balance at December 31, 2005 and prior	—	$—
Granted	328,873	16.28
Vested	—	—
Forfeited	—	—

Non-vested balance at December 31, 2006	328,873	$16.28

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock units generally vest as outlined in the applicable restricted stock unit agreements and are delivered shortly after the grant date. The Company incurred expenses of approximately $446,000, $2.9 million, and $750,000 with respect to restricted stock units, during 2006, 2005 and 2004, respectively. As of December 31, 2006, restricted stock units had a market value of $1.5 million.

Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2005 and 2004, respectively, the Company incurred expenses of approximately $82,100, and $81,200 under the Purchase Plan. This Purchase Plan was terminated as of December 31, 2005.

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the board of directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2006, 2005 and 2004 all members of the executive management team were included in the Incentive Plan. The Company incurred expenses of $2.2 million, $2.2 million, and $3.7 million on the Incentive Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 31 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2006, 2005, and 2004 (in thousands, except earnings per share data) certain per share results have been adjusted to conform to the 2006 presentation:

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$191,299	$192,648	$205,557	$211,362
Interest expense	132,624	141,910	151,929	159,456

Net interest income	58,675	50,738	53,628	51,906
Provision for loan losses	4,063	5,859	7,291	8,237

Net interest income after provision for loan losses	54,612	44,879	46,337	43,669
Loan administration	4,355	309	7,766	602
Net gain on loan sales	17,084	9,650	(8,197)	23,844
Net gain on MSR sales	8,586	34,932	45,202	3,901
Other non-interest income	12,596	16,681	9,567	15,283
Non-interest expense	68,070	62,354	68,853	76,360

Earning before federal income tax provision	29,163	44,097	31,822	10,939
Provision for federal income taxes	10,253	15,457	11,070	4,039

Net earnings	$18,910	$28,640	$20,752	$6,900

Basic earnings per share	$0.30	$0.45	$0.33	$0.11

Diluted earnings per share	$0.29	$0.44	$0.32	$0.11

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$163,125	$166,111	$185,391	$194,035
Interest expense	97,916	107,670	124,617	132,191

Net interest income	65,209	58,441	60,774	61,844
Provision for loan losses	6,246	2,903	3,690	6,036

Net interest income after provision for loan losses	58,963	55,538	57,084	55,808
Loan administration	5,945	1,669	(1,913)	3,060
Net gain on loan sales	9,577	32,348	3,426	18,229
Net gain on MSR sales	4,248	2,262	492	11,155
Other non-interest income	15,792	18,590	18,763	15,806
Non-interest expense	63,723	67,074	63,229	68,862

Earnings before federal income tax provision	30,802	43,333	14,623	35,196
Provision for federal income taxes	11,024	15,533	5,163	12,369

Net earnings	$19,778	$27,800	$9,460	$22,827

Basic earnings per share	$0.32	$0.45	$0.15	$0.36

Diluted earnings per share	$0.31	$0.43	$0.15	$0.36

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$130,841	$140,214	$140,818	$151,564
Interest expense	79,864	80,893	84,914	94,475

Net interest income	50,977	59,321	55,904	57,089
Provision for losses	9,302	3,603	3,172	—

Net interest income after provision for losses	41,675	55,718	52,732	57,089
Loan administration	8,232	5,589	9,760	6,516
Net gain on loan sales	38,633	11,705	25,989	1,492
Net gain on MSR sales	21,785	37,248	15,734	16,973
Other non-interest income	9,431	16,497	16,883	13,654
Non-interest expense	62,769	63,728	59,900	56,608

Earnings before federal income tax provision	56,987	63,029	61,198	39,116
Provision for federal income taxes	20,284	22,093	21,461	13,754

Net earnings	$36,703	$40,936	$39,737	$25,362

Basic earnings per share	$0.60	$0.68	$0.65	$0.42

Diluted earnings per share	$0.57	$0.65	$0.62	$0.40

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 32 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(In thousands)

	December 31,
	2006	2005

Assets
Cash and cash equivalents	$4,393	$12,830
Investment in subsidiaries	1,013,390	973,404
Other assets	3,011	3,740

Total assets	$1,020,794	$989,974

Liabilities and Stockholders’ Equity

Liabilities
Long term debt	206,197	206,197

Total interest paying liabilities	206,197	206,197
Due to subsidiaries	—	9,481
Other liabilities	2,363	2,413

Total liabilities	208,560	218,091
Stockholders’ Equity
Common stock	636	632
Additional paid in capital	63,223	57,304
Accumulated other comprehensive income	5,182	7,834
Retained earnings	743,193	706,113

Total stockholders’ equity	812,234	771,883

Total liabilities and stockholders’ equity	$1,020,794	$989,974

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Earnings
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Income
Dividends from subsidiaries	$46,250	$22,200	$136,900
Interest	450	335	1,430

Total	46,700	22,535	138,330
Expenses
Interest	13,833	10,662	8,835
Other taxes	(179)	—	—
General and administrative	1,981	2,015	3,707

Total	15,635	12,677	12,542

Earnings before undistributed earnings of subsidiaries	31,065	9,858	125,788
Equity in undistributed earnings of subsidiaries	38,822	65,695	13,061

Earnings before federal income tax benefit	69,887	75,553	138,849
Federal income tax benefit	(5,315)	(4,312)	(3,889)

Net earnings	$75,202	$79,865	$142,738

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Operating Activities
Net earnings	$75,202	$79,865	$142,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(38,822)	(65,695)	(13,061)
Stock-based compensation	2,718	745
Change in other assets	669	(667)	2,815
Provision for deferred tax benefit	(120)	—	4
Change in other liabilities	(9,412)	11,043	52

Net cash provided by operating activities	30,235	25,291	132,548
Investing Activities
Net change in other investments	11	11	11
Net change in investment in subsidiaries	(3,766)	(77,719)	(25,667)

Net cash used in investment activities	(3,755)	(77,708)	(25,656)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	103,095	25,774
Redemption of junior subordinated debentures	—	—	(77,062)
Proceeds from exercise of stock options and grants issued	2,205	7,444	3,318
Tax benefit from stock options exercised	1,000	8,379	2,049
Dividends paid	(38,122)	(55,995)	(61,122)

Net cash provided by (used in) financing activities	(34,917)	62,923	(107,043)

Net increase (decrease) in cash and cash equivalents	(8,437)	10,506	(151)
Cash and cash equivalents, beginning of year	12,830	2,324	2,475

Cash and cash equivalents, end of year	$4,393	$12,830	$2,324

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The information regarding our change in accountants during 2005 was previously reported on our Current Report on Forms 8-K dated June 15, 2005 and August 8, 2005.

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

As of December 31, 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2006 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Virchow, Krause & Company, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

Prior Year Material Weakness. As of December 31, 2005, we did not maintain effective controls over financial reporting because of a material weakness relating to the accuracy and completeness of the filing of state tax returns, the accrual for state taxes and the related state tax expense.

Additional Controls and Enhanced Procedures. During 2006, we implemented a number of remediation measures to address the material weakness described above. These measures included the following:

•	Designed and implemented procedures to ensure appropriate recording of tax expense;

•	Hired an experienced Chief Tax Officer;

•	Hired additional personnel in the tax department;

•	Continued to utilize an independent accounting firm to assist in the preparation of tax returns and to assist with the determination of the effective tax rate; and

•	Filed all delinquent returns.

Management believes that implementation of these measures have remediated the material weakness described above.

Other than as described above, there have not been any changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Flagstar Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Flagstar Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Flagstar Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Flagstar Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated February 26, 2007 expressed and unqualified opinion on those consolidated financial statements.

/s/  Virchow, Krause & Company, LLP
Southfield, Michigan

February 26, 2007

ITEM 9B.	OTHER INFORMATION

On February 28, 2007, the Company entered into amended and restated employment agreements (the “agreements”) with Thomas J. Hammond, as Chairman, Mark T. Hammond, as President, Chief Executive Officer and Vice-Chairman, Paul D. Borja, as Executive Vice-President and Chief Financial Officer, Kirstin A. Hammond, as Executive Director, and Robert O. Rondeau, Jr., as Executive Director (each a “named executive officer”) to be effective as of January 1, 2007. The agreements were primarily amended to reflect recent legal and regulatory developments, such as the enactment of Section 409A of the Internal Revenue Code and, in the case of Thomas J. Hammond, to reflect changes in the scope of his duties to the Company since the prior agreement was executed in 1997.

The initial term of the agreements is three years. On January 1 of each year, the term of the agreements may be extended for an additional one-year period upon approval of our board of directors. The base salary in 2007 for each of the named executive officers is $625,000 for Thomas J. Hammond, $840,000 for Mark T. Hammond, $435,000 for Paul D. Borja, $390,000 for Kirstin A. Hammond, and $360,000 for Robert O. Rondeau. The agreements also provide that the base salary may not be less than the 2007 base salary during the term of the agreements. The base salaries will be reviewed annually, and the named executive officers may participate in any plan the Company maintains for the benefit of its employees, including discretionary bonus plans, profit-sharing plan, retirement and medical plans, customary fringe benefits and paid time off.

The agreements terminate upon the named executive officer’s death or disability, and are terminable by the Company for “just cause” as defined in the agreements. In the event of termination for just cause or disability, no severance benefits are available. If the Company terminates the named executive officer without just cause or constructively terminates the named executive officer, such officer will be entitled to a lump sum payment equal to twelve months salary, the amount of incentive compensation that would have been payable assuming that the Company achieved 100% of its target goals during the year terminated, and the continuation of benefit plans through the expiration date of the agreement. “Constructive termination” includes the following events that have not been consented to in advance by the named executive officer in writing: (i) the requirement that the named executive officer perform his or her principal executive functions more than 50 miles from his or her primary office; (ii) a reduction in the named executive officer’s base compensation as then in effect; (iii) the failure of the Company to continue to provide the named executive officer with contractual compensation and benefits, including material vacation, fringe benefits, stock option and retirement plans; (iv) the assignment to the named executive officer of duties and responsibilities which are other than those normally associated with his or her position with the Company; and (v) a material reduction in the named executive officer’s authority and responsibility (including, solely in the context of a change-in-control, performing such responsibilities solely for a subsidiary of the controlling entity). In the event of the named executive officer’s death during the term of the agreement, the named executive officer’s estate will be entitled to six months base salary, accrued and unpaid discretionary bonuses, and a six month continuation of benefits. The named executive officer is able to terminate voluntarily the agreement by providing 60 days’ written notice to the board of directors, in which case such officer is entitled to receive only the compensation, vested rights and benefits up to the date of termination.

The agreements also contain provisions stating that in the event of the named executive officer’s involuntary termination of employment in connection with, or within one year after, any change in control of the Company, other than for “just cause,” such officer will be paid cash in an amount equal to the difference between (i) 2.99 times his or her “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that the named executive officer receives on account of the change in control. The named executive officer will also receive health insurance for six months. “Control” generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 50% of the Company’s voting stock, the control of the election of a majority of the Company’s directors, or the exercise of a controlling influence over the management or policies of the Company. In addition, under the agreements, a change in control occurs when, during any consecutive two-year period, directors of the Company at the beginning of such period cease to constitute at least a majority of our board of directors. The change in control payment would also be paid in the event of the named executive officer’s constructive termination within one year following a change in control.

The foregoing description of the amended and restated employment agreements is qualified in its entirety by the terms of such agreements, which are filed as Exhibits 10.1 through 10.5 to this Form 10-K and are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

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

In 2006, the Company’s Chief Executive Officer provided to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2006 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description

3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
3	.2*	Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
10	.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond.
10	.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond.
10	.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja.
10	.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond.
10	.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr.
10	.6*+	Employment Agreement, dated July 6, 2004 between Flagstar Bank, FSB and Joel D. Murray (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.8*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.11*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report.

Exhibit No.	Description

14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
21	List of Subsidiaries of the Company.
23	Consent of Virchow, Krause & Company, LLP
23.1	Consent of Grant Thornton LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND
Mark T. Hammond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2007.

	SIGNATURE	TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Director and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, JR.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ MICHAEL LUCCI SR Michael Lucci Sr.	Director

	SIGNATURE	TITLE

By:	/s/ ROBERT W. DEWITT Robert W. Dewitt	Director

By:	/s/ FRANK D’ANGELO Frank D’Angelo	Director

By:	/s/ B. BRIAN TAUBER B. Brian Tauber	Director

By:	/s/ JAY J. HANSEN Jay J. Hansen	Director

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
3	.2*	Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
10	.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond.
10	.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond.
10	.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja.
10	.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond.
10	.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr.
10	.6*+	Employment Agreement, dated July 6, 2004 between Flagstar Bank, FSB and Joel D. Murray (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.8*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.11*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report.
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics ( previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause & Company, LLP
23.1		Consent of Grant Thornton LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer

Exhibit No.	Description

32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551
23.1	Consent of Grant Thornton LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551
32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement