Form 10-Q
period 2007-03-31
FLAGSTAR BANCORP INC
filed 2007-05-08
CIK 1033012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     As of May 7, 2007, 60,445,709 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including: (1) competitive pressures among depository institutions increase significantly; (2) changes in the interest rate environment reduce interest margins; (3) the Company’s estimates of prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions differ materially from actual results; (4) general economic conditions, either national or in the states in which the Company does business, are less favorable than expected; (5) political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions; (6) legislative or regulatory changes or actions adversely affect the businesses in which the Company is engaged; (7) changes and trends in the securities markets result in an adverse effect to the Company; (8) a delayed or incomplete resolution of regulatory issues; (9) the impact of reputational risk created by the developments discussed above on such matters as business generation and retention, funding and liquidity; and (10) the outcome of regulatory and legal investigations and proceedings.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition — March 31, 2007 (unaudited) and December 31, 2006.

Unaudited Consolidated Statements of Earnings — For the three months ended March 31, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the three months ended March 31, 2007 (unaudited) and for the year ended December 31, 2006.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006.

Unaudited Notes to Consolidated Financial Statements.
Statement regarding Computation of Net Earnings per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At March 31,	At December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash items	$111,735	$136,675
Interest-bearing deposits	398,188	140,561

Cash and cash equivalents	509,923	277,236
Securities classified as trading	16,247	—
Securities classified as available for sale	983,825	617,450
Mortgage-backed securities held to maturity (fair value $1.2 billion and $1.6 billion at March 31, 2007, and December 31, 2006, respectively)	1,156,805	1,565,420
Other investments	23,773	24,035
Loans available for sale	3,791,142	3,188,795
Loans held for investment	7,981,945	8,939,685
Less: allowance for loan losses	(48,500)	(45,779)

Loans held for investment, net	7,933,445	8,893,906

Total interest-earning assets	14,303,425	14,430,167
Accrued interest receivable	50,312	52,758
Repossessed assets, net	76,765	80,995
Federal Home Loan Bank stock	329,027	277,570
Premises and equipment, net	221,911	219,243
Mortgage servicing rights, net	226,794	173,288
Other assets	112,153	126,509

Total assets	$15,432,122	$15,497,205

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,975,382	$7,623,488
Federal Home Loan Bank advances	5,604,000	5,407,000
Security repurchase agreements	625,426	990,806
Long term debt	207,472	207,472

Total interest-bearing liabilities	14,412,280	14,228,766
Accrued interest payable	48,597	46,302
Federal income taxes payable	32,747	29,674
Secondary market reserve	26,500	24,200
Payable for securities purchased	—	249,694
Other liabilities	114,340	106,335

Total liabilities	14,634,464	14,684,971
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock $.01 par value, 150,000,000 shares authorized; 63,644,139 and 63,604,590 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	636	636
Additional paid in capital	63,451	63,223
Accumulated other comprehensive income	6,834	5,182
Retained earnings	743,203	743,193
Treasury stock, at cost, 1,284,300 shares at March 31, 2007, and none at December 31, 2006	(16,466)	—

Total stockholders’ equity	797,658	812,234

Total liabilities and stockholders’ equity	$15,432,122	$15,497,205

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Interest Income
Loans	$187,252	$171,773
Mortgage-backed securities	14,617	17,152
Securities available for sale	13,598	—
Interest-bearing deposits	3,501	—
Other	1,602	2,374

Total interest income	220,570	191,299

Interest Expense
Deposits	85,026	75,217
FHLB advances	67,852	39,973
Security repurchase agreements	12,393	13,496
Other	3,327	3,938

Total interest expense	168,598	132,624

Net interest income	51,972	58,675
Provision for loan losses	8,293	4,063

Net interest income after provision for loan losses	43,679	54,612

Non-Interest Income
Loan fees and charges	638	1,611
Deposit fees and charges	4,978	4,811
Loan administration	2,615	4,355
Net gain on loan sales	25,154	17,084
Net gain on sales of mortgage servicing rights	115	8,586
Net gain (loss) on securities available for sale	729	(3,557)
Other fees and charges	5,669	9,731

Total non-interest income	39,898	42,621

Non-Interest Expense
Compensation and benefits	39,492	36,274
Occupancy and equipment	16,768	16,887
Communication	1,074	1,224
Other taxes	(573)	2,029
General and administrative	14,637	11,656

Total non-interest expense	71,398	68,070

Earnings before federal income taxes	12,179	29,163
Provision for federal income taxes	4,420	10,253

Net Earnings	$7,759	$18,910

Earnings per share
Basic	$0.12	$0.30

Diluted	$0.12	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other			Total
	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders
	Stock	Capital	Income	Earnings	Stock	Equity
Balance at January 1, 2006	$632	$57,304	$7,834	$706,113	$—	$771,883
Net earnings	—	—	—	75,202	—	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	—	2,205
Stock-based compensation	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	(38,122)	—	(38,122)

Balance at December 31, 2006	636	63,223	5,182	743,193	—	812,234
(Unaudited)
Net earnings	—	—	—	7,759	—	7,759
Reclassification of gain on swap extinguishment	—	—	(30)	—	—	(30)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,000)	—	—	(1,000)
Change in net unrealized gain on securities available for sale	—	—	2,682	—	—	2,682

Total comprehensive income	—	—	—	—	—	9,411
Adjustment to initially apply FIN 48	—	—	—	(1,428)	—	(1,428)
Stock options exercised	—	24	—	—	—	24
Stock-based compensation	—	263	—	—	—	263
Tax effect from stock-based compensation	—	(59)	—	—	—	(59)
Purchase of treasury stock	—	—	—	—	(16,466)	(16,466)
Dividends paid ($0.10 per share)	—	—	—	(6,321)	—	(6,321)

Balance at March 31, 2007	$636	$63,451	$6,834	$743,203	$(16,466)	$797,658

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Operating Activities
Net earnings	$7,759	$18,910
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	8,293	4,063
Depreciation and amortization	21,449	31,618
Decrease in valuation allowance in mortgage servicing rights	(448)	—
Stock-based compensation expense	374	683
Net gain on the sale of assets	(878)	(106)
Net gain on loan sales	(25,154)	(17,084)
Net loss on securities available for sale	—	3,557
Net gain on sales of mortgage servicing rights	(115)	(8,586)
Net gain on securities classified as available for sale	(729)	—
Proceeds from sales of loans available for sale	5,335,697	3,895,767
Investment in securities classified as trading	(16,247)	—
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(5,349,048)	(3,963,205)
Decrease in accrued interest receivable	2,446	1,037
Decrease (increase) in other assets	12,817	(13,982)
Increase in accrued interest payable	2,295	937
Net tax effect for stock grants issued	59	(156)
Increase in federal income taxes payable	6,204	7,119
Decrease in payable for securities purchased	(249,694)	—
Decrease in other liabilities	(5,628)	(3,331)

Net cash used in operating activities	(250,548)	(42,759)

Investing Activities
Net change in other investments	262	(1,336)
Repayment of mortgage-backed securities held to maturity	92,238	29,558
Proceeds from sale of investment securities available for sale	171,441	—
Purchase of investment securities available for sale	(218,023)	—
Origination of portfolio loans, net of principal repayments	363,458	133,615
Purchase of Federal Home Loan Bank stock	(51,457)	—
Proceeds from the disposition of repossessed assets	26,255	10,693
Acquisitions of premises and equipment, net of proceeds	(8,102)	(13,715)
Increase in mortgage servicing rights	(68,039)	(46,368)
Proceeds from the sale of mortgage servicing rights	116	25,560

Net cash provided by investing activities	308,149	138,007

Financing Activities
Net increase in deposit accounts	351,894	287,887
Net (decrease) increase in security repurchase agreements	(365,380)	43,439
Net increase (decrease) in Federal Home Loan Bank advances	197,000	(381,000)
Net receipt (disbursement) of payments of loans serviced for others	8,170	(2,198)
Net receipt of escrow payments	6,335	9,561
Proceeds from the exercise of stock options	(87)	2,181
Net tax effect of stock grants issued	(59)	156
Dividends paid to stockholders	(6,321)	(9,522)
Purchase of treasury stock	(16,466)	—

Net cash provided by (used in) financing activities	175,086	(49,496)

Net increase in cash and cash equivalents	232,687	45,752
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$509,923	$246,915

Supplemental disclosure of cash flow information
Loans held for investment transferred to repossessed assets	$26,720	$22,317

Total interest payments made on deposits and other borrowing	$166,303	$131,687

Federal income taxes paid	$—	$—

Mortgage loans available for sale transferred to held for investment	$125,721	$91,539

Mortgage loans held for investment transferred to available for sale	$693,283	$674,263

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.4 billion in assets at March 31, 2007, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
Establishing Standards on Measuring Fair Value
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines the term “fair value” for U.S. GAAP purposes, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It also clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at a measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a hierarchy used in such measurement and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt SFAS 157 beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.

Fair Value Option
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities to elect to measure those financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The election may be applied instrument by instrument, is irrevocable once made and must be applied to the entire instrument and not to specified risks, specific cash flows or other limited aspects of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. SFAS 159 applies to the Company effective January 1, 2008. Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operation or liquidity.
Note 4. Investment Securities
     As of March 31, 2007 and December 31, 2006, investment securities were comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Securities — trading	$16,247	$—

Securities — available for sale
AAA-rated non-agency securities	$937,654	$497,089
AAA-rated agency securities	—	77,910
Non-investment grade residual securities	46,171	42,451

Total mortgage-backed securities — available for sale	$983,825	$617,450

Mortgage-backed securities — held to maturity
AAA-rated non-agency securities	$—	$332,362
AAA-rated agency securities	1,156,805	1,233,058

Total mortgage-backed securities — held to maturity	$1,156,805	$1,565,420

Other investments
Mutual funds	$23,060	$23,320
U.S. Treasury bonds	713	715

Total other investments	$23,773	$24,035

     At March 31, 2007, the Company had $16.2 million in securities classified as trading. These securities are non-investment grade residual assets from a private securitization completed on March 15, 2007. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of earnings. Prior to this transaction, the Company had no securities classified as trading.
     At March 31, 2007, the Company had $983.8 million in securities classified as available for sale which were comprised of AAA rated agency securities, non-agency securities and non-investment grade residual securities arising from its private securitizations. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income. During the quarter ended March 31, 2007, the Company received written guidance from the OTS on regulatory capital treatment being used by the Bank for securities retained from a guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006. The securities had been initially recorded as held to maturity because the underlying bonds were AAA rated and insured by a private insurance company and, therefore, the Bank expected that the securities would receive 20% risk-weighted capital treatment rather than 50% or 100% risk-weighted treatment. At the time, the Company had both the ability and intent to hold the securities to maturity. In its guidance, the OTS advised the Company that the recharacterization of the underlying loans in the guaranteed mortgage securitization did not decrease the risk associated with carrying fixed second mortgage loans because the capital rules did not recognize private insurance companies as eligible guarantors. Because of this information received from the OTS, the Company’s capital treatment of the underlying securities changed significantly. As a result, the Company no longer intends to hold the securities to maturity and during the quarter ended March 31, 2007, reclassified $321.1 million securities associated with the guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006 to available for sale. Management does not believe that this capital treatment could have been reasonably anticipated and the reclassification to available for sale will not impact the held to maturity status of the Company’s other held to maturity securities.
     At March 31, 2007, the Company had $1.2 billion in AAA rated mortgage-backed securities classified as held to maturity. Of such securities, $624.4 million were pledged as collateral for security repurchase agreements at March 31, 2007.

     The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $514,000 and $517,000 are pledged as collateral in association with the issuance of certain trust preferred securities at March 31, 2007 and December 31, 2006, respectively.
Note 5. Securitization Activity
     On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate mortgage loans (the “Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. The residual interests are categorized as securities classified as trading and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of earnings.
     Certain cash flows received from securitization trusts outstanding, including the trust arising from the Second Mortgage Securitization, were as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Proceeds from new securitizations	$620,866	$—
Proceeds from collections reinvested in securitizations	42,230	25,296
Servicing fees received	1,215	726
Loan repurchases for representations and warranties	—	(500)
Note 6. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. SFAS No. 123R requires all share-based payment to employees, including grants of employee stock options and stock appreciation rights, to be recognized as expense in the consolidated statement of earnings based on their fair values. The total amount of compensation is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS No. 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. In accordance with SFAS No. 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax effect totaled $(0.1) million and $0.2 million for the three months ended March 31, 2007, and 2006, respectively. During the quarter ended March 31, 2007, there were no options granted.
     Cash-Settled Stock Appreciation Rights
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled stock appreciation rights issued during the three months ended March 31, 2007: dividend yield of 3.2%; expected volatility of 21.44%; a risk-free rate of 4.51%; and an expected life range of 4.2 to 4.8 years.
     The following table presents the status and changes in cash-settled stock appreciation rights:

		Weighted Average
	Shares	Exercise Price
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2006	328,873	$16.28
Granted	552,554	$14.48
Vested	(82,197)	$16.28
Forfeited	(545)	$14.48

Non-vested balance at March 31, 2007	798,685

     For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of $0.4 million ($0.2 million net of tax) and $0.7 million ($0.4 million net of tax), respectively.

     Restricted Stock Units
     The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock units generally vest as outlined in the applicable restricted stock unit agreements and are delivered shortly after the grant date. The Company incurred expenses of approximately $0.3 million with respect to restricted stock units for each of the periods ended March 31, 2007, and 2006. As of March 31, 2007, restricted stock units outstanding had a market value of $1.7 million.
Note 7. Stockholders’ Equity
     On January 31, 2007, the Company announced that the board of directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At March 31, 2007, $16.5 million has been used to repurchase shares under the plan.
Note 8. Segment Information
     The Company’s operations are broken down into two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The home lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the home lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.
     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended March 31, 2007
	Bank	Home Lending
2007:	Operations	Operations	Elimination	Combined
Net interest income	$33,493	$18,479	$—	$51,972
Gain on sale revenue	—	25,269	—	25,269
Other income	10,652	3,977	—	14,629
Total net interest income and non-interest income	44,145	47,725	—	91,870
Earnings before federal income taxes	7,636	4,543	—	12,179
Depreciation and amortization	2,504	18,945	—	21,449
Capital expenditures	4,779	3,320	—	8,099
Identifiable assets	14,810,835	4,241,287	(3,620,000)	15,432,122
Inter-segment income (expense)	27,150	(27,150)	—	—

	For the Three Months Ended March 31, 2006
	Bank	Home Lending
2006:	Operations	Operations	Elimination	Combined
Net interest income	$43,949	$14,726	$—	$58,675
Gain on sale revenue	—	25,670	—	25,670
Other income	5,383	11,568	—	16,951
Total net interest income and non-interest income	49,332	51,964	—	101,296
Earnings before federal income taxes	22,644	6,519	—	29,163
Depreciation and amortization	3,145	28,018	—	31,163
Capital expenditures	11,991	1,408	—	13,399
Identifiable assets	14,126,573	3,064,885	(2,140,000)	15,051,458
Inter-segment income (expense)	16,050	(16,050)	—	—

Note 9. Accounting for Uncertainty in Income Taxes
     In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective January 1, 2007, the Company adopted FIN 48. As a result, the Company recorded the estimated value of its uncertain tax positions by increasing its tax liability by an additional $1.4 million and recording a corresponding reduction to retained earnings. The liability for uncertain tax position is carried in other liabilities in the consolidated statement of financial position as of March 31, 2007. The Company does not expect any reasonably possible material changes to the estimated amount in its liability associated with its uncertain tax position through December 31, 2007.
     The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and other tax expense. At January 1, 2007, the Company had accrued approximately $0.7 million for the payment of tax related interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Where we say “we,” “us,” or “our,” we usually mean Flagstar Bancorp, Inc. In some cases, a reference to “we,” “us,” or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation, its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 8 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At March 31, 2007, we operated a network of 155 banking centers and provided banking services to approximately 201,200 customers. During the first three months of 2007, we opened four banking centers, including three in Michigan and one in Georgia. During 2007, we expect to open five additional branches in the Atlanta, Georgia area and four additional branches in Michigan.
     Home Lending Operation. Our home lending operation originates, acquires, securitizes and sells residential mortgage loans on one-to-four family residences in order to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and occasionally sells mortgage servicing rights into the secondary market. Funding for our home lending operation is provided primarily by deposits and borrowings obtained by our banking operation.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our residuals; (d) the valuation of our derivative instruments; and (e) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended
	March 31,
	2007	2006
Return on average assets	0.19%	0.50%
Return on average equity	3.85%	9.73%
Efficiency ratio	77.7%	67.2%
Equity/assets ratio (average for the period)	5.06%	5.20%
Mortgage loans originated or purchased	$5,489,329	$4,348,153
Other loans originated or purchased	$263,819	$325,939
Mortgage loans sold	$5,289,617	$3,894,070
Interest rate spread — Bank only [1]	1.34%	1.56%
Net interest margin — Bank only [2]	1.43%	1.65%
Interest rate spread — Consolidated [1]	1.33%	1.57%
Net interest margin — Consolidated [2]	1.42%	1.72%
Dividend payout ratio	81.5%	50.4%
Average common shares outstanding	63,427	63,367
Average fully diluted shares outstanding	64,041	64,181
Charge-offs to average investment loans (annualized)	0.26%	0.15%

	March 31,	December 31,	March 31,
	2007	2006	2006
Equity-to-assets ratio	5.17%	5.24%	5.20%
Core capital ratio [3]	6.29%	6.37%	6.33%
Total risk-based capital ratio [3]	11.42%	11.55%	11.20%
Book value per share	$12.79	$12.77	$12.33
Number of common shares outstanding	62,360	63,605	63,488
Mortgage loans serviced for others	$19,124,378	$15,032,504	$29,242,906
Capitalized value of mortgage servicing rights	1.19%	1.15%	1.10%
Ratio of allowance to non-performing loans	65.0%	80.2%	68.2%
Ratio of allowance to loans held for investment	0.61%	0.51%	0.40%
Ratio of non-performing assets to total assets	1.04%	1.03%	1.00%
Number of banking centers	155	151	141
Number of home lending centers	72	76	97
Number of salaried employees	2,522	2,510	2,421
Number of commissioned employees	448	444	594

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.
Results of Operations
Net Earnings
     Net earnings for the three months ended March 31, 2007 was $7.8 million ($0.12 per share-diluted), an $11.1 million decrease from the $18.9 million ($0.29 per share-diluted) reported in the comparable 2006 period. The overall decrease resulted from a $2.7 million decrease in non-interest income, a $3.3 million increase in non-interest expense and a $10.9 million decrease in net interest income after provision for loan losses, offset in part by a $5.8 million decrease in federal income tax expense.

Net Interest Income
     We recorded $52.0 million in net interest income before provision for loan losses for the three months ended March 31, 2007, a 11.4% decline from $58.7 million recorded for the comparable 2006 period. The decline reflects a $29.3 million increase in interest income offset by a $36.0 million increase in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that increased more than the increase in yields earned on loans and mortgage-backed securities. In addition, in the three months ended March 31, 2007, as compared to the same period in 2006, we increased our average interest-earning assets by $1.0 billion and our average interest-paying liabilities by $1.1 billion.
     Average interest-earning assets as a whole repriced up 45 basis points during the three months ended March 31, 2007 while average interest-bearing liabilities repriced up 69 basis points during the same period, resulting in the decrease in our interest rate spread of 24 basis points to 1.33% for the three months ended March 31, 2007, from 1.57% for the comparable 2006 period. The Company recorded a net interest margin of 1.42% at March 31, 2007 as compared to 1.72% at March 31, 2006. At the Bank level, the net interest margin was 1.43% at March 31, 2007, as compared to 1.65% in March 31, 2006.
     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $7.2 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three months ended March 31,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,300,421	$187,252	6.09%	$12,326,019	$171,773	5.57%
Mortgage-backed securities held to maturity	1,337,862	14,617	4.43%	1,411,406	17,152	4.86%
Other	1,154,015	18,701	6.57%	108,092	2,374	8.79%

Total interest-earning assets	14,792,298	220,570	5.98%	13,845,517	191,299	5.53%
Other assets	1,149,618			1,270,082

Total assets	$15,941,916			$15,115,599

Interest-bearing liabilities
Deposits	$7,582,031	$85,026	4.55%	$8,138,226	75,217	3.75%
FHLB advances	5,845,473	67,852	4.71%	3,996,170	39,973	4.06%
Security repurchase agreements	1,021,812	12,393	4.92%	1,198,474	13,496	4.57%
Other	252,959	3,327	5.33%	258,214	3,938	6.19%

Total interest-bearing liabilities	14,702,275	168,598	4.65%	13,591,084	132,624	3.96%
Other liabilities	433,531			746,895
Stockholders’ equity	806,110			777,620

Total liabilities and stockholders’ equity	$15,941,916			$15,115,599

Net interest-earning assets	$90,023			$254,433

Net interest income		$51,972			$58,675

Interest rate spread [1]			1.33%			1.57%

Net interest margin [2]			1.42%			1.72%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended March 31,
	2007 Versus 2006
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$15,835	$(356)	$15,479
Mortgage-backed securities-held to maturity	(1,641)	(894)	(2,535)
Other	(6,657)	22,984	16,327

Total	7,537	21,734	29,271

Interest-bearing liabilities:
Deposits	14,952	(5,143)	9,809
FHLB advances	9,366	18,513	27,879
Security repurchase agreements	888	(1,991)	(1,103)
Other	(531)	(80)	(611)

Total	24,675	11,299	35,974

Change in net interest income	$(17,138)	$10,435	$(6,703)

     The rate/volume table above indicates that, in general, interest rates on deposits and other liabilities increased to a greater extent than interest rates on our loan products and securities during the three months ended March 31, 2007. The adverse impact of these rate changes on our net interest margin for the periods was only partially offset by the increased volume of interest-earning assets over interest-bearing liabilities.
     Our interest income on loans increased as a result of increased yields on new loan production. This increase offset the decline in interest income attributable to a slightly reduced volume of loans, which declined as certain loans were pooled and sold. Similarly, the increase in interest income arising from other interest-earning assets related principally to the increase in the volume of securities classified as available for sale and interest-bearing deposits.
     The increase in interest rates occurred despite our use of security repurchase agreements, which had lower funding costs than FHLB advances or borrowings with similar short-term maturities. Our interest expense from security repurchase agreements was $12.4 million for the three months ended March 31, 2007 and $13.5 million for the three months ended March 31, 2006. Interest expense on FHLB advances increased to $67.9 million for the three months ended March 31,2007, as average FHLB advances increased to handle funding needs as average deposit volumes decreased. Also, as FHLB advances matured or were called they were replaced at the higher current market rate.
     Our interest expense related to deposits increased because of increases in our rates offset in part by a decrease in our volume of deposits. The rate increase reflects the continuing competition for deposits we face with our Midwest branches.
Provision for Loan Losses
     During the three months ended March 31, 2007, we recorded a provision for loan losses of $8.3 million as compared to $4.1 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio and had the effect of increasing our allowance for loan losses by $2.7 million. Net charge-offs increased in the 2007 period to $5.6 million, compared to $3.7 million for the same period in 2006, and as a percentage of investment loans, increased to an annualized 0.26% from 0.15%. The increase in charge-offs as a percentage of investment loans reflects the relative decline in the balance of our investment loan portfolio as we continue to convert investment loans to mortgage-backed securities held to maturity as part of our overall risk management and funding cost containment strategies coupled with an increase in net charge-offs. See “Financial Condition — Allowance for Loan Losses,” below, for further information.

Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net gain (loss) on securities available for sale and (vii) other fees and charges. During the three months ended March 31, 2007, non-interest income decreased to $39.9 million from $42.6 million in the comparable 2006 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Loan fees collected during the three months ended March 31, 2007 totaled $18.1 million compared to $11.4 million collected during the comparable 2006 period. This increase is the result of the $1.1 billion increase in total loan production to $5.8 billion for the quarter ended March 31, 2007, compared to $4.7 billion in the same 2006 period.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our average deposit base.
     During the three months ended March 31, 2007, we collected $5.0 million in deposit fees versus $4.8 million in the comparable 2006 period. This increase is attributable to the increase in our average deposit base as our banking franchise continues to expand, as well as our general increase in deposit fees during 2007.
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
     Net loan administration fee income decreased to $2.6 million during the three months ended March 31, 2007, from $4.4 million in the 2006 period. The $1.8 million decrease was the result of a $10.7 million decrease in the servicing fee revenue, which was offset by an $8.9 million decrease in amortization expense of the MSRs. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $17.2 billion during the 2007 period versus $28.9 billion during the 2006 period. The decrease in amortization expense was the result of a lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2006.
     The unpaid principal balance of loans serviced for others was $19.1 billion at March 31, 2007, versus $15.0 billion serviced at December 31, 2006, and $29.2 billion serviced at March 31, 2006. At March 31, 2007, the weighted average servicing fee on these loans was 0.37% (i.e., 37 basis points) and the weighted average age was 15 months.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac, and by an over-capacity in the mortgage business that has placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products.

     The following table provides a reconciliation of the net gain on loan sales reported in our consolidated financial statements to our total gain on loans sold within the period (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net gain on loan sales	$25,154	$17,084
Add: SFAS 133 adjustments	(3,945)	(10,127)
Add: LOCOM adjustment	26	4,745
Add: provision to secondary market reserve	2,163	1,006

Total gain on loans sold	$23,398	$12,708

Loans sold or securitized	$5,289,617	$3,894,070

Spread achieved	0.44%	0.33%

     For the three months ended March 31, 2007, there was a net gain on loan sales of $25.2 million, as opposed to a $17.1 million gain in the 2006 period, an increase of $8.1 million. The 2007 period reflects the sale of $5.3 billion in loans versus $3.9 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($5.5 billion in the 2007 period vs. $4.3 billion in the 2006 period) and an increased overall gain on sale spread (44 basis points in the 2007 period versus 33 basis points in the 2006 period).
     Net Gain on the Sale of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
     During the three month period ending March 31, 2007, we did not sell any servicing rights on a bulk basis and we sold $0.5 billion of loans on a servicing released basis. We sold $2.4 million in servicing rights on a bulk basis, and $0.8 billion of loans on a servicing released basis during the 2006 period.
     For the three months ended March 31, 2007, the net gain on the sale of MSRs decreased from $8.6 million during the 2006 period to $0.1 million. The decrease in the 2007 period reflected the absence of any bulk sales in the 2007 period.
     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of residual interests from private securitizations and mortgage-backed and collateralized mortgage obligation securities. In addition to recognizing any gains or losses upon the sale of the securities we may also incur net losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     During the three months ended March 31, 2007, we sold collateralized mortgage obligation securities amounting to approximately $171.0 million which resulted in a gain of $729,000. During the three months ended March 31, 2007, we did not recognize any other-than-temporary impairment on our residual interest that arose from securitizations completed in 2005 and 2006. For the three months ended March 31, 2006, we recognized a $3.6 million impairment of our residual interest in the securitization completed in 2005. For additional information, see Note 4 to the Notes to the Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     During the three months ended March 31, 2007, we recorded $4.0 million in cash dividends received on FHLB stock, compared to $3.5 million received during the three months ended March 31, 2006. At March 31, 2007 and 2006, we owned $329.0 million and $292.1 million of FHLB stock, respectively. We also recorded $1.0 million in subsidiary income for the three months ended March 31, 2007 and 2006.

Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease” (“SFAS 91”). As required by SFAS 91, mortgage loan fees and certain direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Certain other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.

	For the Three Months Ended
	March 31,
	2007	2006
Compensation and benefits	$42,424	$39,873
Commissions	15,306	16,967
Occupancy and equipment	16,786	16,908
Advertising	1,849	1,489
Federal insurance premium	782	297
Communications	1,446	1,653
Other taxes	(573)	2,447
Other	12,007	9,871

Subtotal	90,027	89,505
Less: capitalized direct costs of loan closings, under SFAS 91	(18,629)	(21,435)

Non-interest expense	$71,398	$68,070

Efficiency ratio [1]	77.7%	67.2%

[1]	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expense, before the capitalization of direct loan origination costs, increased $0.5 million to $90.0 million during the three months ended March 31, 2007, from $89.5 million for the comparable 2006 period. The following are the major changes affecting non-interest expense as reflected in the statements of earnings:
•	The banking operation conducted business from 14 more facilities at March 31, 2007 than at March 31, 2006.

•	We conducted business from 25 fewer home lending centers at March 31, 2007 than at March 31, 2006.

•	The home lending operation originated $5.5 billion in residential mortgage loans during the 2007 quarter versus $4.3 billion in the comparable 2006 quarter.

•	We employed 2,522 salaried employees at March 31, 2007 versus 2,421 salaried employees at March 31, 2006.

•	We employed 160 full-time national account executives at March 31, 2007 versus 123 at March 31, 2006.

•	We employed 288 full-time retail loan originators at March 31, 2007 versus 471 at March 31, 2006.

•	We reinstated the base salaries for the Chairman and the CEO for 2007.
     Compensation and benefits expense increased $2.5 million during the 2007 period from the comparable 2006 period to $42.4 million, with the increase primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $1.7 million decrease. This decrease reflects the reduced number of full-time loan originators during the period, offset in part by a change in the compensation structure.
     The 21.6% increase in other expense during the 2007 period from the comparable 2006 period is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period offset in part by the decreased number of home lending centers.

     During the three months ended March 31, 2007, we capitalized direct loan origination costs of $18.6 million, a decrease of $2.8 million from $21.4 million for the comparable 2006 period. This 13.1% decrease is a result of a $1.7 million decrease in commission expense and a reduction in the direct loan origination costs during the 2007 period versus the 2006 period.
Provision for Federal Income Taxes
     For the three months ended March 31, 2007, our provision for federal income taxes as a percentage of pretax earnings was 36.3% compared to 35.2% in 2006. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private securitization completed in March 2007. The residual interest in this securitization was $16.2 million at March 31, 2007. In accordance with FAS 155, “Accounting for Certain Hybrid Instruments", management has elected to initially and subsequently measure this residual interest from the March 2007 securitization, and subsequent securitizations at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value will be recorded in earnings.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products increased from $617.5 million at December 31, 2006, to $983.8 million at March 31, 2007. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.6 billion at December 31, 2006 to $1.2 billion at March 31, 2007. The decrease was attributable to the reclassification of $321.1 million in mortgage-backed securities resulting from a private on-balance sheet securitization of second mortgage fixed rate loans in April 2006. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein. At March 31, 2007, approximately $624.4 million of mortgage-backed securities were pledged as collateral under security repurchase agreements. At December 31, 2006, $1.0 billion of the mortgage-backed securities were pledged as collateral under security repurchase agreements.
     Other Investments. Our investment portfolio decreased from $24.0 million at December 31, 2006, to $23.8 million at March 31, 2007. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment. At March 31, 2007, we held loans available for sale of $3.8 billion, which was an increase of $0.6 billion from $3.2 billion held at December 31, 2006. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease.

     Loans Held for Investment. Loans held for investment at March 31, 2007 decreased $0.9 billion from December 31, 2006. The decrease was principally attributable to a reclassification of approximately $693.3 million of second mortgage loans to loans available for sale.
     The following table sets forth the composition of our investment loan portfolio as of the dates indicated.
Loans Held for Investment

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Mortgage loans	$5,909,807	$6,211,765
Second mortgage loans	65,601	715,154
Commercial real estate loans	1,325,057	1,301,819
Construction loans	75,178	64,528
Warehouse lending	271,493	291,656
Consumer loans	315,267	340,157
Non-real estate commercial loans	19,542	14,606

Total loans held for investment portfolio	7,981,945	8,939,685
Allowance for loan losses	(48,500)	(45,779)

Total loans held for investment portfolio, net	$7,933,445	$8,893,906

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
     The allowance for loan losses increased to $48.5 million at March 31, 2007 from $45.8 million at December 31, 2006, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 65.0% from 80.2% at March 31, 2007 and December 31, 2006, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) increased to $74.6 million from $57.1 million at March 31, 2007 and December 31, 2006, respectively. The allowance for loan losses as a percentage of investment loans increased to 0.61% from 0.51% at March 31, 2007 and December 31, 2006, respectively. The increase in the allowance for loan losses at March 31, 2007, reflects management’s assessment of the effect of increased level of charge-offs within the higher risk loan categories, i.e. home equity lines of credit, second mortgages and other consumer loans. The delinquency rate increased in the first three months of the year to 1.64% as of March 31, 2007, up from 1.34% as of December 31, 2006.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At March 31, 2007, 84.4% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	March 31,	December 31,
	2007	2006
Days Delinquent	(Dollars in thousands)
30	$32,251	$40,140
60	23,863	22,163
90	74,570	57,071

Total	$130,684	$119,374

Investment loans	$7,981,945	$8,939,685

Delinquency %	1.64%	1.34%

     We currently calculate our delinquent loans using a method required by the Office of Thrift Supervision, when we prepare regulatory reports that we submit to the OTS each quarter. This method also called the “OTS Method”, considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $116.1 million, 60 day delinquencies equaled $32.3 million and 90 day delinquencies equaled $101.0 million at March 31, 2007. Total delinquent loans under the MBA Method total $249.4 million or 3.12% of loans held for investment at March 31, 2007. By comparison, delinquent loans at December 31, 2006, totaled $237.9 million, or 2.66% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Three Months Ended		Year Ended
	March 31,	March 31,	December 31,
	2007	2006	2006
Beginning balance	$45,779	$39,140	$39,140
Provision for loan losses	8,293	4,063	25,450
Charge-offs
Mortgage loans	(3,400)	(1,913)	(9,833)
Consumer loans	(2,529)	(1,572)	(7,806)
Commercial loans	—	(315)	(1,414)
Construction loans	—	—	—
Other	(370)	(686)	(2,560)

Total charge-offs	(6,299)	(4,486)	(21,613)

Recoveries
Mortgage loans	315	160	665
Consumer loans	331	603	1,720
Commercial loans	—	40	40
Construction loans	—	—	—
Other	81	—	377

Total recoveries	727	803	2,802

Charge-offs, net of recoveries	(5,572)	(3,683)	(18,811)

Ending balance	$48,500	$39,520	$45,779

Net charge-off ratio	0.26%	0.15%	0.20%

     Accrued Interest Receivable. Accrued interest receivable decreased from $52.8 million at December 31, 2006, to $50.3 million at March 31, 2007, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans we have reacquired because of representations and warranties issues related to loan sales or securitizations and that are non-performing.
     Repurchased assets totaled $9.6 million at December 31, 2006 and $9.2 million at March 31, 2007. During the three months ended March 31, 2007 and 2006 we repurchased $16.6 million and $12.3 million of non-performing loans, respectively. Repurchased assets are included within other assets in our consolidated financial statements.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $221.9 million at March 31, 2007, an increase of $2.7 million, or 1.2%, from $219.2 million at December 31, 2006. The increase reflects the continued expansion of our retail banking center network.

     Mortgage Servicing Rights. During the three months ended March 31, 2007, we capitalized $68.0 million, amortized $15.0 million, and sold no MSRs on a bulk basis. MSRs totaled $226.8 million at March 31, 2007 with a fair value of approximately $263.6 million based on an internal valuation model which utilized an average discounted cash flow rate equal to 10.1%, an average cost to service of $42 per conventional loan and $55 per government or adjustable rate loan, and a weighted prepayment rate assumption of 18.3%. The portfolio contained 140,952 loans, had a weighted average interest rate of 6.48%, a weighted average remaining term of 315 months, and had been seasoned 6 months. At December 31, 2006, the MSR balance was $173.3 million with a fair value of $197.6 million based on our internal valuation model.
     The principal balance of the loans underlying the MSRs was $19.1 billion at March 31, 2007 versus $15.0 billion at December 31, 2006, with the increase primarily attributable to having no bulk MSR sales during the 2007 period. The capitalized value of the MSRs was 1.19% at March 31, 2007 and 1.15% at December 31, 2006.
     The following table sets forth activity in loans serviced for others during the indicated periods (in thousands):
Activity of Mortgage Loans Serviced for Others
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$15,032,504	$29,648,088
Loan servicing originated	5,289,617	3,894,070
Loan amortization / prepayments	(746,171)	(1,162,681)
Loan servicing sales	(451,572)	(3,136,571)

Balance, end of period	$19,124,378	$29,242,906

     Other Assets. Other assets decreased $14.4 million, or 11.4%, to $112.1 million at March 31, 2007, from $126.5 million at December 31, 2006. The majority of this decrease was attributable to receivables that were offset against escrow accounts upon the settlement of certain litigation.
Liabilities
     Deposit Accounts. Deposit accounts increased $0.4 billion to $8.0 billion at March 31, 2007, from $7.6 billion at December 31, 2006, as certificates of deposit increased while all other deposit types (except municipals) decreased. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	March 31, 2007			December 31, 2006
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance

Demand accounts	$392,476	1.52%	4.92%	$380,162	1.28%	4.99%
Savings accounts	140,349	1.50	1.76	144,460	1.55	1.89
MMDA	609,754	4.13	7.65	608,282	4.05	7.98
Certificates of deposit (1)	3,775,817	4.97	47.34	3,763,781	4.86	49.37

Total Retail Deposits	4,918,396	4.49	61.67	4,896,685	4.38	64.23

Municipal deposits	1,772,324	5.36	22.22	1,419,964	5.33	18.63
National accounts	979,284	3.70	12.28	1,062,646	3.66	13.94
Company controlled deposits(2)	305,378	0.00	3.83	244,193	0.00	3.20

Total Deposits	$7,975,382	4.42%	100.0%	$7,623,488	4.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3.0 billion and $2.6 billion at March 31, 2007 and December 31, 2006, respectively.

(2)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $1.8 billion at March 31, 2007, a 28.6% increase, as compared $1.4 billion at December 31, 2006. These deposits have been garnered from local government units within our retail market area.

     In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. Since 2005, we have not solicited any funds through the division as we have been able to access more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. National deposit accounts decreased a net $0.1 billion to $1.0 billion at March 31, 2007, from $1.1 billion at December 31, 2006. These accounts were generally gathered in a lower interest rate environment, resulting in a lower average cost. At March 31, 2007, the national deposit accounts had a weighted maturity of 3.7 months and are used for interest rate risk management.
     The company controlled accounts increased $0.1 billion to $0.3 billion at March 31, 2007. This increase reflects the increase in mortgage loans serviced for others.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term fixed rate term advances	$2,304,000	4.93%	$2,757,000	4.95%
Fixed rate putable advances	750,000	4.28%	500,000	4.24%
Long-term fixed rate term advances	2,550,000	4.45%	2,150,000	4.28%

Total	$5,604,000	4.62%	$5,407,000	4.62%

     FHLB advances increased $0.2 billion to $5.6 billion at March 31, 2007, from $5.4 billion at December 31, 2006. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.5 billion at March 31, 2007.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At March 31, 2007 and December 31, 2006, we had security repurchase agreements amounting to $0.6 billion and $1.0 billion, respectively.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both March 31, 2007 and December 31, 2006, we had $207.5 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable increased $2.3 million from December 31, 2006 to $48.6 million at March 31, 2007. The increase was principally due to the increase in interest rates during 2007 on our interest-bearing liabilities.
     Federal Income Taxes Payable. Federal income taxes payable increased $3.0 million to $32.7 million at March 31, 2007, from $29.7 million at December 31, 2006. This increase is attributable to the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income during the three months ended March 31, 2007.
     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve due to current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.
     The secondary market reserve increased $2.3 million to $26.5 million at March 31, 2007, from $24.2 million at December 31, 2006. This increase is attributable to the Company’s increase in expected losses and historical experience of repurchases and claims.
     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$24,200	$17,550
Provision
Charged to gain on sale for current loan sales	2,163	1,006
Charged to other fees and charges for changes in estimates	2,733	3,075

Total	4,896	4,081
Charge-offs, net	(2,596)	(3,631)

Balance, end of period	$26,500	$18,000

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate.
     Payable for Securities Purchased. During the three months ended March 31, 2007, we settled our payable for securities purchased relating to security purchases prior to December 31, 2006. At March 31, 2007, there were no unsettled trades pending for securities purchased.
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
     Retail deposits remained relatively unchanged in the 2007 period from the comparable 2006 period and totaled $4.9 billion at March 31, 2007 and 2006.
     Mortgage loans sold during the three months ended March 31, 2007, totaled $5.3 billion, an increase of $1.4 billion from the $3.9 billion sold during the same period in 2006. This increase reflects a $1.2 billion increase in mortgage loan originations during the three months ended March 31, 2007. We attribute this increase to an increased demand for fixed-rate mortgage loans. We sold 96.3% and 89.6% of our mortgage loan originations during the three month period ended March 31, 2007 and 2006, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We had $5.6 billion of FHLB advances outstanding at March 31, 2007. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing. We currently have an authorized line of credit equal to $7.5 billion, of which $7.3 billion was collateralized at March 31, 2007, by non-delinquent residential mortgage loans.
     At March 31, 2007, our security repurchase agreements totaled $0.6 billion.
     At March 31, 2007, we had outstanding rate-lock commitments to lend $3.1 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $6.3 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2007, we had outstanding commitments to sell $2.5 billion of mortgage loans. We expect that our lending commitments will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.7 billion at March 31, 2007, including $907.3 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $284.1 million at March 31, 2007. There was an additional $182.3 million in undrawn lines of credit contained within our HELOC Securitizations.

     Stock Repurchase Plan. On January 31, 2007, the Company announced that the board of directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At March 31, 2007, $16.5 million has been used to repurchase shares under the plan.
     Regulatory Capital Adequacy. At March 31, 2007, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in seven separate offerings to the capital markets and as to which $206.2 million of such securities were outstanding at March 31, 2007.
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
     In addition to the home lending operations, Flagstar’s banking operations can be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities, as well as the potential shift in the yield curve. This risk is evaluated and managed on a Company-wide basis using a net portfolio value (NPV) analysis framework. The NPV analysis attempts to estimate the net sensitivity of the fair value of the assets and liabilities to changes in the levels of interest rates.
     Management believes there has been no material change since December 31, 2006, in the type of interest rate risk or market risk that the Company currently assumes.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended March 31, 2007, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
          The Company made no unregistered sales of its equity securities during the quarter ended March 31, 2007.
     Issuer Purchases of Equity Securities
          The following summarizes share repurchase activities during the three months ended March 31, 2007:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (in thousands)
	Number of		as Part of Publicly	of Shares that May Yet be
	Shares	Average Price	Announced	Purchased Under the
	Purchased(1)	Paid per Share	Plans or Programs	Plans or Programs (2)

Calendar Month:
January 2007	16,314	$14.77	—	$40,000
February 2007	—	—	—	50,000
March 2007	1,294,831	12.80	1,284,300	33,500

Total	1,311,145	12.83	1,284,300	33,500

(1)	Some of the shares purchased by the Company during the first quarter of 2006 were in connection with the tax withholding of restricted stock granted under the 2000 Stock Incentive Plan. These purchases are not included against the maximum number of shares that may yet be purchased under the Board of Directors authorization.

(2)	On January 31, 2007, the Company announced that the board of directors adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of the outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008.
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

FLAGSTAR BANCORP, INC.
Date: May 8, 2007	/s/ Mark T. Hammond
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