Form 10-Q
period 2007-06-30
FLAGSTAR BANCORP INC
filed 2007-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑.
     As of August 6, 2007, 60,261,799 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition – June 30, 2007 (unaudited) and December 31, 2006.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2007 and 2006.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — For the six months ended June 30, 2007 (unaudited) and for the year ended December 31, 2006.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006 (restated).

Unaudited Notes to Consolidated Financial Statements.
Statement Regarding Computation of Net Earnings Per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At June 30,	At December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash items	$107,541	$136,675
Interest-bearing deposits	167,367	140,561

Cash and cash equivalents	274,908	277,236
Securities classified as trading	20,487	—
Securities classified as available for sale	973,787	617,450
Mortgage-backed securities held to maturity (fair value $1.1 billion and $1.6 billion at June 30, 2007, and December 31, 2006, respectively)	1,069,350	1,565,420
Other investments	24,233	24,035
Loans available for sale	5,110,768	3,188,795
Loans held for investment	7,655,473	8,939,685
Less: allowance for loan losses	(53,400)	(45,779)

Loans held for investment, net	7,602,073	8,893,906

Total interest-earning assets	14,968,065	14,430,167
Accrued interest receivable	56,144	52,758
Repossessed assets, net	78,916	80,995
Federal Home Loan Bank stock	329,027	277,570
Premises and equipment, net	223,330	219,243
Mortgage servicing rights, net	266,545	173,288
Other assets	149,910	126,509

Total assets	$16,179,478	$15,497,205

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,697,810	$7,623,488
Federal Home Loan Bank advances	5,529,055	5,407,000
Security repurchase agreements	1,705,418	990,806
Long term debt	233,246	207,472

Total interest-bearing liabilities	15,165,529	14,228,766
Accrued interest payable	47,813	46,302
Federal income taxes payable	36,188	29,674
Secondary market reserve	27,300	24,200
Payable for securities purchased	—	249,694
Other liabilities	132,373	106,335

Total liabilities	15,409,203	14,684,971
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock $0.01 par value, 150,000,000 shares authorized; 63,648,041 and 63,604,590 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	637	636
Additional paid in capital	63,758	63,223
Accumulated other comprehensive income (loss)	(4,736)	5,182
Retained earnings	752,321	743,193
Treasury stock, at cost, 3,388,430 shares at June 30, 2007, and none at December 31, 2006	(41,705)	—

Total stockholders’ equity	770,275	812,234

Total liabilities and stockholders’ equity	$16,179,478	$15,497,205

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)
Interest Income
Loans	$189,958	$170,121	$377,208	$341,893
Mortgage-backed securities	13,768	21,148	28,385	38,300
Securities available for sale	13,524	—	27,122	—
Interest-bearing deposits	2,674	—	6,176	—
Other	2,540	1,379	4,142	3,754

Total interest income	222,464	192,648	443,033	383,947

Interest Expense
Deposits	86,038	82,055	171,064	157,272
FHLB advances	64,882	42,497	132,734	82,470
Security repurchase agreements	18,041	13,051	30,434	26,546
Other	3,586	4,307	6,913	8,246

Total interest expense	172,547	141,910	341,145	274,534

Net interest income	49,917	50,738	101,888	109,413
Provision for loan losses	11,452	5,859	19,745	9,923

Net interest income after provision for loan losses	38,465	44,879	82,143	99,490

Non-Interest Income
Loan fees and charges	837	1,239	1,475	2,850
Deposit fees and charges	5,710	5,692	10,688	10,503
Loan administration	3,149	309	5,764	4,664
Net gain on loan sales	28,144	9,650	53,298	26,735
Net gain on sales of mortgage servicing rights	5,610	34,932	5,725	43,518
Net gain (loss) on securities available for sale	—	—	729	(3,557)
Other fees and charges	13,994	9,750	19,663	19,481

Total non-interest income	57,444	61,572	97,342	104,194

Non-Interest Expense
Compensation and benefits	39,150	34,943	78,642	71,217
Occupancy and equipment	17,014	16,722	33,782	33,609
Communication	2,330	963	3,404	2,187
Other taxes	(10)	(3,659)	(583)	(1,630)
General and administrative	13,750	13,385	28,387	25,041

Total non-interest expense	72,234	62,354	143,632	130,424

Earnings before federal income taxes	23,675	44,097	35,853	73,260
Provision for federal income taxes	8,544	15,457	12,963	25,710

Net Earnings	$15,131	$28,640	$22,890	$47,550

Earnings per share
Basic	$0.25	$0.45	$0.37	$0.75

Diluted	$0.25	$0.44	$0.37	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other			Total
	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2006	$632	$57,304	$7,834	$706,113	$—	$771,883
Net earnings	—	—	—	75,202	—	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	—	2,205
Stock-based compensation	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	(38,122)	—	(38,122)

Balance at December 31, 2006 (Unaudited)	636	63,223	5,182	743,193	—	812,234
Net earnings	—	—	—	22,890	—	22,890
Reclassification of gain on swap extinguishment	—	—	(60)	—	—	(60)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,323)	—	—	(1,323)
Change in net unrealized gain on securities available for sale	—	—	(8,535)	—	—	(8,535)

Total comprehensive income	—	—	—	—	—	12,972
Adjustment to initially apply FIN 48	—	—	—	(1,428)	—	(1,428)
Stock options exercised	1	31	—	—	—	32
Stock-based compensation	—	547	—	—	—	547
Tax effect from stock-based compensation	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	—	(41,705)	(41,705)
Dividends paid ($0.20 per share)	—	—	—	(12,334)	—	(12,334)

Balance at June 30, 2007	$637	$63,758	$(4,736)	$752,321	$(41,705)	$770,275

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
		(as restated)
Operating Activities

Net earnings	$22,890	$47,550
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	19,745	9,923
Depreciation and amortization	46,147	62,464
Decrease in valuation allowance in mortgage servicing rights	(408)	—
Stock-based compensation expense	725	1,415
Net gain on the sale of assets	(1,777)	(172)
Net gain on loan sales	(53,298)	(26,735)
Net (gain) loss on securities classified as available for sale	(729)	3,557
Net gain on sales of mortgage servicing rights	(5,725)	(43,518)
Proceeds from sales and securitizations of loans available for sale	10,433,710	7,048,928
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(12,477,316)	(7,950,092)
Increase in accrued interest receivable	(3,386)	(1,867)
Increase in other assets	(25,438)	(76,989)
Increase in accrued interest payable	1,511	4,803
Net tax effect for stock grants issued	43	(831)
(Decrease) increase in federal income taxes payable	(1,412)	16,564
Decrease in payable for securities purchased	(249,694)	—
(Decrease) increase in other liabilities	(2,813)	3,033

Net cash used in operating activities	(2,297,225)	(901,967)

Investing Activities
Net change in other investments	(198)	(2,363)
Purchase of mortgage-backed securities held to maturity	—	(39,649)
Repayment of mortgage-backed securities held to maturity	178,823	223,937
Proceeds from sale of investment securities available for sale	171,441	—
Purchase of investment securities available for sale, net of principal repayments	(202,794)	—
Proceeds from sales of portfolio loans	693,283	814,560
Origination of portfolio loans, net of principal repayments	526,147	(392,329)
Purchase of Federal Home Loan Bank stock	(51,457)	—
Investment in unconsolidated subsidiary	774	—
Proceeds from the disposition of repossessed assets	47,927	22,699
Acquisitions of premises and equipment, net of proceeds	(14,793)	(22,963)
Proceeds from the sale of mortgage servicing rights	33,459	194,502

Net cash provided by investing activities	1,382,612	798,394

Financing Activities
Net increase (decrease) in deposit accounts	74,322	(80,181)
Net increase in security repurchase agreements	714,612	85,481
Net increase in Federal Home Loan Bank advances	122,055	65,000
Issuance of junior subordinated debt	25,000	—
Net receipt of payments of loans serviced for others	6,226	2,127
Net receipt of escrow payments	24,298	19,307
Proceeds from the exercise of stock options	(146)	3,045
Net tax effect of (benefit for) stock grants issued	(43)	831
Dividends paid to stockholders	(12,334)	(19,050)
Purchase of treasury stock	(41,705)	—

Net cash provided by financing activities	912,285	76,560

Net decrease in cash and cash equivalents	(2,328)	(27,013)
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$274,908	$174,150

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
		(as restated)
Supplemental Disclosure of Cash Flow Information
Loans held for investment transferred to repossessed assets	$56,315	$53,388

Total interest payments made on deposits and other borrowing	$339,634	$269,130

Federal income taxes paid	$—	$8,353

Mortgage loans available for sale transferred to held for investment	$167,943	$156,584

Mortgage loans held for investment transferred to available for sale	$693,283	$814,560

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$—	$435,380

Mortgage servicing rights resulting from sale or securitization of loans	$154,000	$113,538

Retention of residual interests in securitization transactions	$29,398	$8,733

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $16.2 billion in assets at June 30, 2007, Flagstar is the largest savings institution and second largest banking institution headquartered in Michigan.
     The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. Its primary lending activity is the acquisition or origination of single-family mortgage loans. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans and services a significant volume of residential mortgage loans for others.
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production in order to enhance the Company’s leverage ability and to receive the related interest spread between earning assets and paying liabilities.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
Establishing Standards on Measuring Fair Value
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines the term “fair value” for U.S. GAAP purposes to include the use of an exit price, establishes a framework for measuring fair value by reference to an exit price, and expands disclosures about fair value measurements. It also clarifies that the exit price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at a measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a hierarchy used in such measurement and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt SFAS 157 beginning in 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, results of operation or liquidity.

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
Note 4. Investment Securities
     As of June 30, 2007 and December 31, 2006, investment securities were comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Securities — trading	$20,487	$—

Securities — available for sale
AAA-rated non-agency securities	$922,425	$497,089
AAA-rated agency securities	—	77,910
Non-investment grade residual securities	51,362	42,451

Total mortgage-backed securities — available for sale	$973,787	$617,450

Mortgage-backed securities — held to maturity
AAA-rated non-agency securities	$—	$332,362
AAA-rated agency securities	1,069,350	1,233,058

Total mortgage-backed securities — held to maturity	$1,069,350	$1,565,420

Other investments
Mutual funds	$23,523	$23,320
U.S. Treasury bonds	710	715

Total other investments	$24,233	$24,035

     At June 30, 2007, the Company had $20.5 million in securities classified as trading. These securities are non-investment grade residual assets from a private securitization that was closed in March with a secondary closing in June 2007. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of earnings. Prior to this transaction, the Company had no securities classified as trading.
     At June 30, 2007, the Company had $973.8 million in securities classified as available for sale, which were comprised of AAA-rated agency securities, AAA-rated non-agency securities and non-investment grade residual securities arising from its private securitizations. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (OTTI), then they are reported as an expense for that period. There are no securities that have been in an unrealized loss position for twelve months or more. At June 30, 2007, $880.0 million of the securities classified as available for sale were pledged as collateral for security repurchase agreements.
     During the quarter ended March 31, 2007, the Company received written guidance from the OTS on regulatory capital treatment being used by the Bank for securities retained from a guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006. The securities had been initially recorded as held to maturity because the underlying bonds were AAA-rated and insured by a private insurance company and, therefore, the Bank expected that the securities would receive 20% risk-weighted capital treatment rather than 50% or 100% risk-weighted treatment. At the time, the Company had both the ability and intent to hold the securities to maturity. In its guidance, the OTS advised the Company that the recharacterization of the underlying loans in the guaranteed mortgage securitization did not decrease the risk associated with carrying fixed second mortgage loans because the capital rules did not recognize private insurance companies as eligible guarantors. Because of this information received from the OTS, the Company’s capital treatment of the underlying securities changed significantly. As a result, the Company no longer intends to hold the securities to maturity and during the quarter ended March 31, 2007, reclassified $321.1 million in securities associated with the guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006 to available for sale. Upon reclassification of the securities to available for sale, the Company recognized a $1.3 million loss, before taxes, to other comprehensive income. Management does not believe that this capital treatment could have been reasonably anticipated and the reclassification to available for sale will not impact the held to maturity status of the Company’s other held to maturity securities.

     At June 30, 2007, the Company had $1.1 billion in AAA-rated mortgage-backed securities classified as held to maturity. Of such securities, $869.0 million were pledged as collateral for security repurchase agreements at June 30, 2007.
     The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $710,000 and $715,000 are pledged as collateral in association with the issuance of certain trust preferred securities at June 30, 2007 and December 31, 2006, respectively.
Note 5. Securitization Activity
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Proceeds from new securitizations	$98,231	$—	$719,097	$—
Proceeds from collections reinvested in securitizations	48,719	18,953	90,949	63,203
Servicing fees received	1,907	973	3,122	2,342
Provision for loan repurchases for representations and warranties	(642)	(227)	(642)	(727)
Note 6. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized as expense in the consolidated statement of earnings based on their fair values. The total amount of compensation is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. In accordance with SFAS 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. For the six months ended June 30, 2007 and 2006, the excess tax effect totaled $(0.1) million and $0.8 million, respectively. During the six months ended June 30, 2007, there were no options granted.
     Cash-Settled Stock Appreciation Rights
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled stock appreciation rights issued and outstanding during the three months ended June 30, 2007: dividend yield of 3.20%; expected volatility range of 19.40% to 21.55%; a risk-free rate range of 4.50% to 4.59%; and an expected life range of 3.90 to 4.85 years. The cash-settled stock appreciation rights generally vest over a four year period at the rate of 25% on each anniversary date of the grant.
     The following table presents the status and changes in cash-settled stock appreciation rights for the period presented:

			Weighted Average
		Weighted Average	Grant Date
	Shares	Exercise Price	Fair Value
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2006	328,873	$16.28	$2.99
Granted	590,692	$14.34	$2.20
Vested	(82,228)	$16.28	$2.99
Forfeited	(2,217)	$14.48	$2.20

Non-vested balance at June 30, 2007	835,120		$2.43

     For the three months ended June 30, 2007 and 2006, the Company recorded stock-based compensation expense of $0.4 million ($0.2 million net of tax) and $0.7 million ($0.4 million net of tax), respectively, or less than $0.01 per share, diluted. For the six months ended June 30, 2007 and 2006, the company recorded stock-based compensation expense of $0.7 million ($0.5 million net of tax) and $1.4 million ($0.9 million net of tax), respectively, or less than $0.01 per share, diluted, for each such period.

     Restricted Stock Units
     The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock units generally vest over a period of two years as outlined in the applicable restricted stock unit agreements, and are delivered shortly after the grant date. The Company incurred expenses of approximately $0.3 million and $0.2 million with respect to restricted stock units for the quarter ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the Company incurred expenses of approximately, $0.6 million and $0.4 million, respectively. As of June 30, 2007, restricted stock units outstanding had a market value of $1.8 million.
Note 7. Stockholders’ Equity
     On January 31, 2007, the Company announced that the board of directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of shares of outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At June 30, 2007, $41.7 million has been used to repurchase 3.4 million shares under the plan.
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
     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$30,520	$19,397	$—	$49,917
Gain on sale revenue	—	33,754	—	33,754
Other income	18,553	5,137	—	23,690
Total net interest income and non-interest income	49,073	58,288	—	107,361
Earnings before federal income taxes	9,213	14,462	—	23,675
Depreciation and amortization	2,480	22,218	—	24,698
Capital expenditures	6,714	—	—	6,714
Identifiable assets	15,477,401	5,623,077	(4,921,000)	16,179,478
Inter-segment income (expense)	36,908	(36,908)	—	—

	For the Six Months Ended June 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$64,013	$37,875	$—	$101,888
Gain on sale revenue	—	59,023	—	59,023
Other income	29,205	9,114	—	38,319
Total net interest income and non-interest income	93,218	106,012	—	199,230
Earnings before federal income taxes	16,849	19,004	—	35,853
Depreciation and amortization	4,984	41,163	—	46,147
Capital expenditures	14,812	—	—	14,812
Identifiable assets	15,477,401	5,623,077	(4,921,000)	16,179,478
Inter-segment income (expense)	64,058	(64,058)	—	—

	For the Three Months Ended June 30, 2006
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2006:
Net interest income	$38,738	$12,000	$—	$50,738
Gain on sale revenue	—	44,582	—	44,582
Other income	8,867	8,123	—	16,990
Total net interest income and non-interest income	47,605	64,705	—	112,310
Earnings before federal income taxes	14,002	30,095	—	44,097
Depreciation and amortization	2,308	28,737	—	31,045
Capital expenditures	9,438	—	—	9,438
Identifiable assets	14,278,882	3,396,982	(2,450,000)	15,225,864
Inter-segment income (expense)	18,375	(18,375)	—	—

	For the Six Months Ended June 30, 2006
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2006:
Net interest income	$82,687	$26,726	$—	$109,413
Gain on sale revenue	—	70,253	—	70,253
Other income	14,251	19,690	—	33,941
Total net interest income and non-interest income	96,938	116,669	—	213,607
Earnings before federal income taxes	33,211	40,049	—	73,260
Depreciation and amortization	4,717	57,747	—	62,464
Capital expenditures	22,097	740	—	22,837
Identifiable assets	14,278,882	3,396,982	(2,450,000)	15,225,864
Inter-segment income (expense)	34,425	(34,425)	—	—
     Note 9. Accounting for Uncertainty in Income Taxes
     In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective January 1, 2007, the Company adopted FIN 48. As a result, the Company recorded the estimated value of its uncertain tax positions by increasing its tax liability by an additional $1.4 million and recording a corresponding reduction to retained earnings. The liability for uncertain tax positions is carried in other liabilities in the consolidated statement of financial position as of June 30, 2007. The Company does not expect any reasonably possible material changes to the estimated amount in its liability associated with its uncertain tax position through December 31, 2007.
     The Company recognizes accrued interest and penalties related to uncertain tax positions in federal and other tax expense. At January 1, 2007, the Company had accrued approximately $0.7 million for the payment of tax related interest. As of June 30, 2007, there have been no material changes to the disclosures noted above.
     The Company’s income tax returns are subject to review and examination by federal, state, and local government authorities. On an ongoing basis, numerous federal, state, and local examinations are in progress and cover multiple tax years. As of June 30, 2007, the federal taxing authority has completed its examination of the Company through the taxable year ended December 31, 2003. The years open to examination by state and local government authorities vary by jurisdiction.
Note 10. Restatement of Previously Issued Consolidated Financial Statements
     Subsequent to filing the Company’s Form 10-Q for the quarterly period ended March 31, 2007, the Company determined that its previously issued Consolidated Statements of Cash Flows contained errors in the classification of certain loan and securitization activities. As a result, the Company has restated the accompanying unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2006.

     The restatement resulted from the misclassification of cash flows from the sale of certain mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from certain mortgage loans originated as available for sale, which had been inappropriately classified as investing activities. In accordance with SFAS 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities and cash flows from mortgage loans originated to be sold, should have been classified as operating activities, rather than as investing activities.
     The restatement also resulted from the treatment of capitalized mortgage servicing rights and residual interests retained from the sale or securitization of loans. Previously, the Company had treated the retention of such interests as cash activities. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the mortgage servicing rights and residual interests do not exist until they are separated from the associated loans when the loans are sold. Specifically, upon the sale of loans, the amounts related to the mortgage servicing rights or residual interests are reclassified on the consolidated statement of financial condition from loans held for sale and are, therefore, a non-cash transaction. As a result, the Company will show these mortgage servicing rights and residual interests as non-cash transactions in the supplemental disclosures within the Consolidated Statement of Cash Flows.
     As a result of the errors described above, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but they have no impact on the total Cash and Cash Equivalents for the six months ended June 30, 2006. The restatement does not affect the Unaudited Consolidated Statement of Financial Condition, Consolidated Statement of Earnings or Consolidated Statement of Stockholders’ Equity and Comprehensive Income as of or for the period ended June 30, 2006.
     The effects of the restatement on the Consolidated Statement of Cash Flows for the six month period ended June 30, 2006 are reflected in the following table.

June 30, 2006
(Unaudited)
(Dollars in Thousands)
Originally Reported:

Proceeds from sales of loans available for sale	$7,863,488
Origination and repurchase of loans available for sale, net of principal repayments	(8,231,544)

Net cash used in operating activities	$(368,859)

Proceeds from sales of loans held for investment	$—
Origination and repurchase of portfolio loans, net of principal repayments	2,661
Increase in mortgage servicing rights	(113,538)

Net cash used in investing activities	$265,286

As Restated:

Proceeds from sales of loans available for sale	$7,048,928
Origination and repurchase of loans available for sale, net of principal repayments	(7,950,092)

Net cash used in operating activities	$(901,967)

Proceeds from sales of portfolio loans	$814,560
Origination and repurchase of portfolio loans, net of principal repayments	(392,329)
Increase in mortgage servicing rights	—

Net cash used in investing activities	$798,394

Difference:

Proceeds from sales of loans available for sale	$(814,560)
Origination and repurchase of loans available for sale, net of principal repayments	281,452

Net cash used in operating activities	$(533,108)

Proceeds from sales of portfolio loans	$814,560
Origination and repurchase of portfolio loans, net of principal repayments	(394,990)
Increase in mortgage servicing rights	113,538

Net cash used in investing activities	$533,108

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
     Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At June 30, 2007, we operated a network of 156 banking centers and provided banking services to approximately 121,000 customers. During the first six months of 2007, we opened five banking centers, including three in Michigan and two in Georgia. During the remainder of 2007, we expect to open four additional branches in the Atlanta, Georgia area, three additional branches in Michigan, and one in Indiana.
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

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Return on average assets	0.38%	0.76%	0.29%	0.63%
Return on average equity	7.69%	14.46%	5.79%	12.12%
Efficiency ratio	67.3%	55.5%	72.1%	61.1%
Equity/assets ratio (average for the period)	4.99%	5.22%	4.93%	5.18%
Mortgage loans originated or purchased	$7,162,855	$4,900,850	$12,652,185	$9,249,003
Other loans originated or purchased	$258,936	$358,057	$522,754	$684,997
Mortgage loans sold	$5,730,633	$3,964,625	$11,020,249	$7,858,695
Interest rate spread – Bank only [1]	1.30%	1.30%	1.26%	1.45%
Net interest margin – Bank only [2]	1.43%	1.54%	1.42%	1.64%
Interest rate spread – Consolidated [1]	1.27%	1.41%	1.21%	1.48%
Net interest margin – Consolidated [2]	1.35%	1.49%	1.39%	1.60%
Dividend payout ratio	39.7%	33.3%	53.9%	40.1%
Average common shares outstanding	60,691	63,509	62,051	63,438
Average fully diluted shares outstanding	61,110	64,446	62,552	64,333
Charge-offs to average investment loans (annualized)	0.36%	0.23%	0.33%	0.20%

	June 30,	March 31,	December 31,	June 30,
	2007	2007	2006	2006
Equity-to-assets ratio	4.76%	5.17%	5.24%	5.28%
Core capital ratio [3]	6.04%	6.29%	6.37%	6.39%
Total risk-based capital ratio [3]	10.96%	11.42%	11.55%	11.15%
Book value per share	$12.78	$12.79	$12.77	$12.65
Number of common shares outstanding	60,260	62,360	63,605	63,529
Mortgage loans serviced for others	$21,508,835	$19,124,378	$15,032,504	$22,379,937
Capitalized value of mortgage servicing rights	1.24%	1.19%	1.15%	1.03%
Ratio of allowance to non-performing loans	53.8%	65.0%	80.2%	79.2%
Ratio of allowance to loans held for investment	0.70%	0.61%	0.51%	0.42%
Ratio of non-performing assets to total assets	1.18%	1.04%	1.03%	0.99%
Number of banking centers	156	155	151	145
Number of home lending centers	73	72	76	87
Number of salaried employees	2,689	2,522	2,510	2,548
Number of commissioned employees	462	448	444	530

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

Results of Operations
Net Earnings
     Three months. Net earnings for the three months ended June 30, 2007 was $15.1 million ($0.25 per share-diluted), a $13.5 million decrease from the $28.6 million ($0.44 per share-diluted) reported in the comparable 2006 period. The overall decrease resulted from a $4.2 million decrease in non-interest income, a $9.8 million increase in non-interest expense and a $6.4 million decrease in net interest income after provision for loan losses, offset in part by a $7.0 million decrease in federal income tax expense.
     Six months. Net earnings for the six months ended June 30, 2007 was $22.9 million ($0.37 per share-diluted), a $24.7 million decrease from the $47.6 million ($0.74 per share-diluted) reported in the comparable 2006 period. On a period-to-period comparison basis, there was a $6.9 million decrease in non-interest income, a $13.2 million increase in non-interest expense in the 2007 period, and a $17.4 million decrease in net interest income after provision for loan losses offset by a $12.7 million decrease in federal income tax expense.
Net Interest Income
     Three months. We recorded $49.9 million in net interest income before provision for loan losses for the three months ended June 30, 2007, a 1.6% decline from $50.7 million recorded for the comparable 2006 period. The decline reflects a $29.9 million increase in interest income offset by a $30.6 million increase in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that increased more frequently and to a greater extent than the increase in yields earned on loans, mortgage-backed securities and other investments. In addition, in the three months ended June 30, 2007, as compared to the same period in 2006, we increased our average interest-earning assets by $1.1 billion and our average interest-paying liabilities by $1.2 billion.
     Average interest-earning assets as a whole repriced up 37 basis points during the three months ended June 30, 2007 while average interest-bearing liabilities repriced up 51 basis points during the same period, resulting in the decrease in our interest rate spread of 14 basis points to 1.27% for the three months ended June 30, 2007, from 1.41% for the comparable 2006 period. The Company recorded a net interest margin of 1.35% at June 30, 2007 as compared to 1.49% at June 30, 2006. At the Bank level, the net interest margin was 1.43% at June 30, 2007, as compared to 1.54% at June 30, 2006.
     Six months. We recorded $101.9 million in net interest income for the six months ended June 30, 2007, a 6.9% decline from the $109.4 million recorded for the comparable 2006 period. The decline reflects a $59.1 million increase in interest revenue offset by a $66.6 million increase in interest expense, primarily as a result of increasing rates paid on deposits, FHLB advances and security repurchase agreements, which were greater than the increase in yields earned on loans, mortgage-backed securities and other investments. In this same period, our average paying liabilities and our average interest-earning assets both increased $1.1 billon. This caused a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities for the six months ended June 30, 2007 to 101% from 102% for the six months ended June 30, 2006. This decrease is reflected in the reduction in the net interest margin, to 1.39% for the second quarter 2007 from 1.60% for the second quarter 2006.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $7.8 million and $9.4 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, interest income from earning assets included $14.0 million and $16.0 million of amortization of net premiums and net deferred loan origination costs, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,473,096	$189,958	6.09%	$11,862,874	$170,121	5.74%
Mortgage-backed securities held to maturity	1,124,507	13,768	4.91%	1,622,432	21,148	5.21%
Other	1,201,833	18,738	6.25%	164,713	1,379	3.35%

Total interest-earning assets	14,799,436	222,464	6.02%	13,650,019	192,648	5.65%
Other assets	963,243			1,512,362

Total assets	$15,762,679			$15,162,381

Interest-bearing liabilities
Deposits	$7,529,648	86,038	4.58%	$8,132,394	82,055	4.05%
FHLB advances	5,513,739	64,882	4.72%	4,007,320	42,497	4.25%
Security repurchase agreements	1,331,090	18,041	5.44%	1,045,762	13,051	5.01%
Other	207,873	3,586	6.92%	241,943	4,307	7.14%

Total interest-bearing liabilities	14,582,350	172,547	4.75%	13,427,419	141,910	4.24%
Other liabilities	393,561			942,964
Stockholders’ equity	786,768			791,998

Total liabilities and stockholders’ equity	$15,762,679			$15,162,381

Net interest-earning assets	$217,086			$222,600

Net interest income		$49,917			$50,738

Interest rate spread [1]			1.27%			1.41%

Net interest margin [2]			1.35%			1.49%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			102%

	Six Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,386,759	$377,208	6.09%	$12,094,447	$341,893	5.58%
Mortgage-backed securities held to maturity	1,231,184	28,385	4.61%	1,515,919	38,300	5.05%
Other	1,177,924	37,440	6.36%	136,403	3,754	5.50%

Total interest-earning assets	14,795,867	443,033	5.99%	13,746,769	383,947	5.59%
Other assets	1,221,206			1,392,172

Total assets	$16,017,073			$15,138,941

Interest-bearing liabilities
Deposits	$7,555,840	171,064	4.58%	$8,135,310	157,272	3.91%
FHLB advances	5,679,606	132,734	4.71%	4,001,745	82,470	4.17%
Security repurchase agreements	1,176,451	30,434	5.22%	1,122,118	26,546	4.78%
Other	230,416	6,913	6.07%	250,078	8,246	6.67%

Total interest-bearing liabilities	14,642,313	341,145	4.78%	13,509,251	274,534	4.11%
Other liabilities	584,350			844,862
Stockholders’ equity	790,410			784,828

Total liabilities and stockholders’ equity	$16,017,073			$15,138,941

Net interest-earning assets	$153,554			$237,518

Net interest income		$101,888			$109,413

Interest rate spread [1]			1.21%			1.48%

Net interest margin [2]			1.39%			1.60%

Ratio of average interest- earning assets to average interest-bearing liabilities			101%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended June 30,
		2007 Versus 2006
		Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$11,079	$8,757	$19,836
Mortgage-backed securities-held to maturity	(895)	(6,485)	(7,380)
Other	8,674	8,686	17,360

Total	18,858	10,958	29,816

Interest-bearing liabilities:
Deposits	10,069	(6,086)	3,983
FHLB advances	6,422	15,962	22,384
Security repurchase agreements	1,426	3,564	4,990
Other	(114)	(606)	(720)

Total	17,803	12,834	30,637

Change in net interest income	$1,055	$(1,876)	$(821)

	Six Months Ended June 30,
		2007 Versus 2006
		Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$27,160	$8,156	$35,316
Mortgage-backed securities-held to maturity	(2,725)	(7,190)	(9,915)
Other	5,044	28,642	33,686

Total	29,479	29,608	59,087

Interest-bearing liabilities:
Deposits	25,027	(11,236)	13,791
FHLB advances	15,567	34,696	50,263
Security repurchase agreements	2,600	1,288	3,888
Other	(682)	(650)	(1,332)

Total	42,512	24,098	66,610

Change in net interest income	$(13,033)	$5,510	$(7,523)

     Three Months. Although our interest rate spread declined for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, the rate volume table indicates that increases in our interest rate yield on assets outpaced the interest rate that we paid on funding liabilities. This is due to changes attributable to both a change in volume and a change in rates being included as changes in rate.
     The rate volume table also shows that net interest income declined due to volume despite a sizeable growth in interest-earning assets during the comparable period, but this also is due to changes attributable to both a change in volume and a change in rates being included as changes in rate.
     Six Months. For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, interest rates on deposits and other liabilities increased to a greater extent than the interest rates on our assets. This adverse effect on net interest income was partially offset by our sizeable growth in interest-earning assets.

Provision for Loan Losses
     Three months. During the three months ended June 30, 2007, we recorded a provision for loan losses of $11.5 million as compared to $5.9 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio. Net charge-offs increased in the 2007 period to $6.6 million, compared to $5.8 million for the same period in 2006, and as a percentage of investment loans, increased to an annualized 0.36% from 0.23%. The increase in charge-offs as a percentage of investment loans reflects the increase in net charge-off activity in the current quarter coupled with the relative decrease in the balance of our investment loan portfolio as we continue to originate the majority of loans for sale as part of our overall risk management and funding cost containment strategies. See “Analysis of Items on Statement of Financial Condition – Allowance for Loan Losses,” below, for further information.
     Six months. During the six months ended June 30, 2007, we recorded a provision for loan losses of $19.7 million as compared to $9.9 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio for each of the respective periods. Net charge-offs in the 2007 period totaled $12.1 million compared to $9.5 million for the same period in 2006 and were an annualized 0.33% and 0.20% of average investment loans for the six months ended June 30, 2007 and 2006, respectively, also reflecting the declining balance of investment loans. See “Analysis of Items on Statement of Financial Condition – Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gains from loan sales, (v) net gains from sales of MSRs, (vi) net gain (loss) on securities available for sale and (vii) other fees and charges. During the three months ended June 30, 2007, non-interest income decreased to $57.4 million from $61.6 million in the comparable 2006 period. During the six months ended June 30, 2007, non-interest income decreased $6.9 million to $97.3 million from $104.2 million in the comparable 2006 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan fees and collect other charges in connection with residential mortgages and other types of loans.
     Three months. Loan fees collected during the three months ended June 30, 2007 totaled $0.8 million compared to $1.2 million collected during the comparable 2006 period.
     Six months. Loan fees collected during the six months ended June 30, 2007 totaled $1.5 million compared to $2.9 million collected during the comparable 2006 period.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our average deposit base.
     Three months. During the three months ended June 30, 2007 and 2006, we collected $5.7 million in deposit fees.
     Six months. During the six months ended June 30, 2007, we collected $10.7 million in deposit fees versus $10.5 million collected in the comparable 2006 period. This increase is attributable to the increase in the number of our deposit accounts as our banking franchise continues to expand.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the remaining balance of the mortgage servicing right for that loan is fully amortized as no further fees will be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provide replacement loans, it will usually result in a reduction in loan servicing fees and increases in amortization recorded on the MSR portfolio.
     Three months. Net loan administration fee income increased to $3.1 million during the three months ended June 30, 2007, from $0.3 million in the 2006 period. The $2.8 million increase was the result of a $4.8 million decrease in amortization expense of the MSRs offset by a $2.0 million decrease in servicing fee revenue. The decrease in amortization expense was the result of the lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2006, as well as fewer servicing sales than in 2006. The decrease in the servicing fee revenue was the result of a decline in loans serviced for others to an average of $21.2 billion during the 2007 period versus $25.9 billion during the 2006 period.
     The unpaid principal balance of loans serviced for others was $21.5 billion at June 30, 2007, versus $15.0 billion serviced at December 31, 2006, and $22.4 billion serviced at June 30, 2006. At June 30, 2007, the weighted average servicing fee on these loans was 0.369% (i.e., 36.9 basis points) and the weighted average seasoning was 6 months.
     Six months. Net loan administration fee income increased to $5.8 million during the six months ended June 30, 2007, from $4.7 million in the 2006 period. This $1.1 million increase was the result of the $13.8 million decrease in amortization expense of the MSRs, which was offset by the $12.7 million decrease in the servicing fee revenue. The decrease in amortization expense was the result of a lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2006. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $19.2 billion during the 2007 period versus $27.0 billion during the 2006 period.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, less related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and, therefore, we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by declining spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac, and by an over-capacity in the mortgage business that has placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products.
     We determine net gain on loan sales in accordance with U.S. GAAP and accordingly reflect this amount in our consolidated statement of earnings. However, we also provide the schedule below to identify several key factors that we use in our determination of net gain on sale. The following table provides a reconciliation of the net gain on loan sales reported in our consolidated financial statements to our total gain on loans sold within the period (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net gain on loan sales	$28,144	$9,650	$53,298	$26,735
Add: SFAS 133 adjustments	(3,604)	(3,337)	(7,549)	(8,719)
Add: LOCOM adjustment	63	—	89	—
Add: provision to secondary market reserve	2,379	1,420	4,543	2,426

Total gain on loans sold	$26,982	$7,733	$50,381	$20,442

Loans sold or securitized	$5,730,633	$3,964,625	$11,020,249	$7,858,695

Spread achieved	0.47%	0.20%	0.46%	0.26%

     Three months. For the three months ended June 30, 2007, there was a net gain on loan sales of $28.1 million, as compared to a $9.7 million gain in the 2006 period, an increase of $18.4 million. The 2007 period reflects the sale of $5.7 billion in loans versus $4.0 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($7.2 billion in the 2007 period vs. $4.9 billion in the 2006 period) and an increased overall gain on sale spread (47 basis points in the 2007 period versus 20 basis points in the 2006 period).

     Six months. For the six months ended June 30, 2007, net gain on loan sales increased $26.6 million to $53.3 million from the $26.7 million in the 2006 period. The 2007 period reflects the sale of $11.0 billion in loans versus $7.9 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($12.7 billion in the 2007 period versus $9.2 billion in the 2006 period) and a higher overall gain on sale spread (46 basis points in the 2007 versus 26 basis points in the 2006 period).
     Net Gain on the Sale of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs from time to time in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the related gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.
     Three months. We sold MSRs attributable to underlying loans totaling $2.5 billion during the three month period ending June 30, 2007 versus $10.0 billion during the 2006 period. During the three month period ending June 30, 2007, we sold $2.0 billion of servicing rights on a bulk basis and $0.5 billion of loans on a servicing released basis. We sold $9.9 billion in servicing rights on a bulk basis, and $0.1 billion of loans on a servicing released basis during the 2006 period.
     For the three months ended June 30, 2007, the net gain on the sale of MSRs decreased from $34.9 million during the 2006 period to $5.6 million. The decrease in the 2007 period reflected the substantially lower volume of bulk sales in the 2007 period.
     Six months. We sold MSRs attributable to underlying loans totaling $2.9 billion during the six month period ending June 30, 2007 versus $13.2 billion during the 2006 period. During the six month period ending June 30, 2007, we sold $2.0 billion of servicing rights on a bulk basis and $0.9 billion of loans on a servicing released basis. For the same period in 2006, we sold $12.3 billion of servicing rights on a bulk basis and $0.9 billion of loans on a servicing released basis for 2006.
     For the six months ended June 30, 2007, the net gain on the sale of MSRs decreased from $43.5 million during the 2006 period to $5.7 million. The decrease in the 2007 period reflected the substantially lower volume of bulk sales in the 2007 period.
     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of residual interests from private securitizations and mortgage-backed and collateralized mortgage obligation securities. In addition to recognizing any gains or losses upon the sale of the securities, we may also incur net losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     Three months. During the three months ended June 30, 2007 and 2006, we sold no securities available for sale. During the three months ended June 30, 2007 and 2006, we had no other-than-temporary impairment on our residual interest that arose from securitizations completed in 2006 and 2007.
     Six months. During the six months ended June 30, 2007, we sold collateralized mortgage obligation securities amounting to approximately $171.0 million, which resulted in a gain of $0.7 million. We sold no available for sale securities during the six month period ended June 30, 2006. During the six months ended June 30, 2007, we did not recognize any other-than-temporary impairments. For the six months ended June 30, 2006, we recognized a $3.6 million impairment of our residual interest in the securitization completed in 2005.
     Other Fees and Charges. Other fees and charges generally include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended June 30, 2007, we recorded $3.3 million in cash dividends received on FHLB stock, compared to $3.6 million received during the three months ended June 30, 2006. At June 30, 2007 and 2006, we owned $329.0 million and $292.1 million of FHLB stock, respectively. We also recorded $0.8 million and $0.9 million in subsidiary income for the three months ended June 30, 2007 and 2006, respectively. In addition, a significant portion of other fees and charges for the second quarter of 2007 relates to amounts that we realized as part of our continual efforts to mitigate losses incurred in connection with a fraud discovered in March 2004 relating to a series of warehouse loans.
     Six months. During the six months ended June 30, 2007, we recorded $7.4 million in cash dividends received on FHLB stock, compared to the $7.1 million received during the six months ended June 30, 2006. We also recorded $1.6 million and $2.0 million in subsidiary income for the six months ended June 30, 2007 and 2006, respectively. In addition, a significant portion of other fees and charges for the second quarter of 2007 relates to amounts that we realized as part of our continual efforts to mitigate losses incurred in connection with a fraud discovered in March 2004 relating to a series of warehouse loans.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease” (“SFAS 91”). As required by SFAS 91, mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Expenses not directly associated with a specific loan, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.
Non-Interest Expense
(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Compensation and benefits	$42,847	$38,758	$85,271	$78,631
Commissions	19,517	20,911	34,822	37,878
Occupancy and equipment	17,038	16,748	33,824	33,656
Advertising	2,804	2,149	4,654	3,638
Federal insurance premium	1,039	279	1,821	576
Communications	1,533	1,478	2,980	3,131
Other taxes	(10)	(3,157)	(583)	(710)
Other	11,178	10,957	23,183	20,828

Subtotal	95,946	88,123	185,972	177,628
Less: capitalized direct costs of loan closings, under SFAS 91	(23,712)	(25,769)	(42,340)	(47,204)

Non-interest expense	$72,234	$62,354	$143,632	$130,424

Efficiency ratio [1]	67.3%	55.5%	72.1%	61.1%

[1]	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. Non-interest expense, before the capitalization of loan origination costs, increased $7.8 million to $95.9 million during the three months ended June 30, 2007, from $88.1 million for the comparable 2006 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of earnings:
•	We conducted business from 11 more retail banking facilities at June 30, 2007 than at June 30, 2006.

•	We conducted business from 14 fewer home lending centers at June 30, 2007 than at June 30, 2006.

•	The home lending operation originated $7.2 billion in residential mortgage loans during the 2007 quarter versus $4.9 billion in the comparable 2006 quarter.

•	We employed 2,689 salaried employees at June 30, 2007 versus 2,548 salaried employees at June 30, 2006.

•	We employed 168 full-time national account executives at June 30, 2007 versus 122 at June 30, 2006.

•	We employed 294 full-time retail loan originators at June 30, 2007 versus 408 at June 30, 2006.

•	We reinstated the base salaries for the Chairman and the CEO for 2007.
     Compensation and benefits expense increased $4.0 million during the 2007 period from the comparable 2006 period to $42.8 million, with the increase primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly opened banking centers. In addition, as stated above, the base salaries for the Chairman and the CEO were reinstated for 2007.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $1.4 million decrease. This decrease was primarily due to the reduced number of full-time loan originators during the period offset in part by a change in the commission structure.

     The 2.0% increase in other expense during the 2007 period from the comparable 2006 period is reflective of the increased mortgage loan originations and the increased number of banking centers in operation during the period offset in part by the decreased number of home lending centers.
     During the three months ended June 30, 2007, we capitalized direct loan origination costs of $23.7 million, a decrease of $2.1 million from $25.8 million for the comparable 2006 period. This 8.0% decrease is a result of a $1.4 million decrease in commission expense and a reduction in other direct loan origination costs during the 2007 period versus the 2006 period.
     Six months. Non-interest expense, before capitalization of direct loan origination costs, increased $8.4 million to $186.0 million during the six months ended June 30, 2007, from $177.6 million for the comparable 2006 period.
     Compensation and benefits expense increased $6.7 million during the 2007 period from the comparable 2006 period to $85.3 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly-opened banking centers. Also, the base salaries for the Chairman and CEO were reinstated in 2007.
     Commissions paid to the commissioned sales staff, on a year-over-year basis, decreased $3.1 million.
     During the six months ended June 30, 2006, we transferred our secondary mortgage activities into a newly formed wholly-owned subsidiary of the Bank to allow us a higher profile in the marketplace and to permit a more robust development of our capital market activities. It also had the benefit of reducing our overall state tax exposure going forward.
     The 11.3% increase in other expense during the 2007 period from the comparable 2006 period is reflective of the increased mortgage loan originations and the decreased number of home lending centers offset in part by the increased number of banking centers in operation during the period.
     During the six months ended June 30, 2007, we capitalized direct loan origination costs of $42.3 million, a decrease of $4.9 million from $47.2 million for the comparable 2006 period. This 10.3% decrease is a result of the decrease in commission expense and other direct loan origination costs.
Provision for Federal Income Taxes
     For the three months ended June 30, 2007, our provision for federal income taxes as a percentage of pretax earnings was 36.1% compared to 35.1% in 2006. For the six months ended June 30, 2007 and 2006, respectively, our provision for federal income taxes as a percentage of pretax earnings was 36.2% and 35.0%. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private securitization prefunded in March 2007 and completed in June 2007. The residual interest in this securitization was $20.5 million at June 30, 2007. In accordance with FAS 155, “Accounting for Certain Hybrid Instruments,” management has elected to initially and subsequently measure this residual interest from the June 2007 securitization, and subsequent securitizations, at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value will be recorded in earnings in the period of the change.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products, increased from $617.5 million at December 31, 2006, to $973.8 million at June 30, 2007. At June 30, 2007, approximately $880.0 million of these securities classified as available for sale were pledged as collateral under security repurchase agreements. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 1. Financial Statements herein.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.6 billion at December 31, 2006 to $1.1 billion at June 30, 2007. The decrease was attributable to the reclassification of $321.2 million in mortgage-backed securities resulting from a private on-balance sheet securitization of second mortgage fixed rate loans from mortgage-backed securities held to maturity to securities classified as available for sale. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 1. Financial Statements herein. At June 30, 2007, approximately $869.0 million of mortgage-backed securities were pledged as collateral under security repurchase agreements as compared to $1.0 billion at December 31, 2006.

     Other Investments. Our investment portfolio increased from $24.0 million at December 31, 2006, to $24.2 million at June 30, 2007. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment. At June 30, 2007, we held loans available for sale of $5.1 billion, which was an increase of $1.9 billion from $3.2 billion held at December 31, 2006. The amount of our loans available for sale depends upon the rate of production, our strategy to accumulate loans for private securitizations and the demand for loans in the secondary market. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease. Our loan production may also be affected by the number of competitors in the residential mortgage market.
     Loans Held for Investment. Loans held for investment at June 30, 2007 decreased $1.3 billion from December 31, 2006. A majority of the decrease was attributable to a reclassification of approximately $693.3 million of second mortgage loans to loans available for sale. Substantially all of such loans were subsequently sold into the secondary market.
     The following table sets forth the composition of our investment loan portfolio as of the dates indicated (in thousands).
Loans Held for Investment

	June 30,	December 31,	June 30,
	2007	2006	2006
Mortgage loans	$5,542,471	$6,211,765	$7,091,818
Second mortgage loans	61,107	715,154	470,885
Commercial real estate loans	1,381,552	1,301,819	1,210,212
Construction loans	82,301	64,528	62,847
Warehouse lending	267,740	291,656	190,466
Consumer loans	302,047	340,157	389,168
Non-real estate commercial loans	18,255	14,606	11,670

Loans held for investment	7,655,473	8,939,685	9,427,066
Allowance for loan losses	(53,400)	(45,779)	(39,606)

Loans held for investment, net	$7,602,073	$8,893,906	$9,387,460

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
     The allowance for loan losses increased to $53.4 million at June 30, 2007 from $45.8 million at December 31, 2006. The allowance for loan losses as a percentage of non-performing loans decreased to 53.8% from 80.2% at December 31, 2006, which reflects the increase in non-performing loans (i.e., loans that are past due 90 days or more) to $99.3 million at June 30, 2007 compared to $57.1 million at December 31, 2006. The allowance for loan losses as a percentage of investment loans increased to 0.70% from 0.51% at December 31, 2006. The increase in the allowance for loan losses at June 30, 2007, reflects management’s assessment of the effect of increased level of charge-offs within the higher risk loan categories, i.e. home equity lines of credit, second mortgages and other consumer loans, as well as the increase in delinquencies in most loan categories. The overall delinquency rate increased in the second quarter of 2007 to 2.35% as of June 30, 2007, up from 1.34% as of December 31, 2006.
     The allowance for loan losses is considered appropriate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed (dollars in thousands). At June 30, 2007, 75.2% of all delinquent loans are loans in which we had a first lien position on residential real estate.

Delinquent Loans

	June 30,	December 31,	June 30,
Days Delinquent:	2007	2006	2006
30	$50,202	$40,140	$28,703
60	30,451	22,163	15,253
90	97,789	56,554	49,530

Matured-Delinquent	1,509	517	497

Total	$179,951	$119,374	$93,983

Investment loans	$7,655,473	$8,939,685	$9,427,066

Delinquency % (Total)	2.35%	1.34%	1.00%

Delinquency % (90 days and matured)	1.30%	0.64%	0.53%

     The table above reflects our calculations of delinquent loans using a method required by the Office of Thrift Supervision, when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”), which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $154.0 million, 60 day delinquencies equaled $50.2 million and 90 day delinquencies equaled $130.5 million at June 30, 2007. Total delinquent loans under the MBA Method were $334.7 million or 4.37% of loans held for investment at June 30, 2007, and, at December 31, 2006, totaled $237.9 million, or 2.66% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006

Beginning balance	$45,779	$39,140	$39,140
Provision for loan losses	19,745	9,923	25,450
Charge-offs
Mortgage loans	(8,424)	(4,781)	(9,833)
Consumer loans	(4,711)	(3,124)	(7,806)
Commercial loans	—	(1,305)	(1,414)
Construction loans	—	—	—
Other	(716)	(1,742)	(2,560)

Total charge-offs	(13,851)	(10,952)	(21,613)

Recoveries
Mortgage loans	408	285	665
Consumer loans	1,145	988	1,720
Commercial loans	—	40	40
Construction loans	—	—	—
Other	174	182	377

Total recoveries	1,727	1,495	2,802

Charge-offs, net of recoveries	(12,124)	(9,457)	(18,811)

Ending balance	$53,400	$39,606	$45,779

Net charge-off ratio	0.33%	0.20%	0.20%

     Accrued Interest Receivable. Accrued interest receivable increased from $52.8 million at December 31, 2006, to $56.1 million at June 30, 2007, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and, if so, whether such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it incurs on the loan. Loans that we repurchase and that are performing according to their terms are included within our loans held for investment portfolio. Loans that we repurchase and that are non-performing are included within our repurchased assets category. Upon obtaining title to such repurchased assets, the asset is transferred to repossessed assets for disposal.
     The estimated fair value of repurchased assets totaled $12.5 million at June 30, 2007 and $9.6 million at December 31, 2006. During the three months ended June 30, 2007 and 2006, we repurchased $16.5 million and $16.7 million in unpaid principal balance of non-performing loans, respectively. In the six months ended June 30, 2007 and 2006, we repurchased $33.1 million and $29.0 million in unpaid principal balance of non-performing loans, respectively. Repurchased assets are included within other assets in our consolidated financial statements.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $223.3 million at June 30, 2007, an increase of $4.1 million, or 1.9%, from $219.2 million at December 31, 2006. The increase reflects the continued expansion of our retail banking center network.
     Mortgage Servicing Rights. During the three months ended June 30, 2007, we capitalized $86.0 million, amortized $18.5 million, and sold $27.7 million of MSRs on a bulk basis. MSRs totaled $266.5 million at June 30, 2007 with a fair value of approximately $333.3 million based on an internal valuation model that utilized an average discounted cash flow rate equal to 10.7%, an average cost to service of $42 per conventional loan and $55 per government or adjustable rate loan, and a weighted prepayment rate assumption of 17.3%. The portfolio contained 154,879 loans and had a weighted average interest rate of 6.53%, a weighted average remaining term of 328 months, and a weighted average seasoning of 6 months. At December 31, 2006, the MSR balance was $173.3 million with a fair value of $197.6 million based on our internal valuation model.
     During the six months ended June 30, 2007, we capitalized $154.0 million, amortized $33.4 million and sold $27.7 million in MSRs.
     The principal balance of the loans underlying the MSRs was $21.5 billion at June 30, 2007 versus $15.0 billion at December 31, 2006, with the increase primarily attributable to having a lower volume of bulk MSR sales during the 2007 period. The capitalized value of the MSRs was 1.24% at June 30, 2007 and 1.15% at December 31, 2006 of the principal balance of the loans being serviced.
     The following table sets forth activity in loans serviced for others during the indicated periods (in thousands):
Activity of Mortgage Loans Serviced for Others

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance, beginning of period	$19,124,378	$29,242,906	$15,032,504	$29,648,088
Loan servicing originated	5,730,633	3,964,625	11,020,249	7,858,695
Loan amortization / prepayments	(850,509)	(818,138)	(1,596,679)	(1,980,819)
Loan servicing sales	(2,495,667)	(10,009,456)	(2,947,239)	(13,146,027)

Balance, end of period	$21,508,835	$22,379,937	$21,508,835	$22,379,937

     Other Assets. Other assets increased $23.4 million, or 18.5%, to $149.9 million at June 30, 2007, from $126.5 million at December 31, 2006. The majority of this increase was attributable to the sale of MSRs during the quarter. Upon sale of the MSRs, a receivable is recorded for a portion of the sale proceeds. The balance is normally received within 180 days after the sale date.
Liabilities
     Deposit Accounts. Deposit accounts increased $0.1 billion to $7.7 billion at June 30, 2007, from $7.6 billion at December 31, 2006, as certificates of deposit and national accounts decreased while all other deposit types increased. The composition of our deposits was as follows:

Deposit Portfolio
(Dollars in thousands)

	June 30, 2007			December 31, 2006
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance

Demand accounts	$404,837	1.58%	5.26%	$380,162	1.28%	4.99%
Savings accounts	133,099	1.48	1.73	144,460	1.55	1.89
MMDA	611,506	4.19	7.94	608,282	4.05	7.98
Certificates of deposit (1)	3,756,718	5.00	48.80	3,763,781	4.86	49.37

Total retail deposits	4,906,160	4.52	63.73	4,896,685	4.38	64.23

Municipal deposits	1,540,177	5.35	20.01	1,419,964	5.33	18.63
National accounts	881,612	3.72	11.46	1,062,646	3.66	13.94
Company controlled deposits(2)	369,861	0.00	4.80	244,193	0.00	3.20

Total deposits	$7,697,810	4.38%	100.00%	$7,623,488	4.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.8 billion and $2.6 billion at June 30, 2007 and December 31, 2006, respectively.

(2)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $1.5 billion at June 30, 2007, a 7.1% increase, as compared $1.4 billion at December 31, 2006. These deposits were garnered from local government units within our retail banking market area.
     In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. From 2005 through June 30, 2007, we did not solicit any funds through the division because we believed other funding sources to be more attractive. Beginning in the third quarter of 2007, we began to again solicit funds through our national accounts division. National deposit accounts decreased a net $181.0 million to $881.6 million at June 30, 2007, from $1.1 billion at December 31, 2006. At June 30, 2007, the national deposit accounts had a weighted maturity of 8.51 months.
     The company controlled accounts increased $125.7 million to $369.9 million at June 30, 2007. This increase reflects the increase in mortgage loans serviced for others.
     FHLB Advances. Our borrowings from the FHLB, known as advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. Putable advances are usually for three or five-year terms and allow the FHLB to call the entire debt due on the six month anniversary or any quarter thereafter, at its discretion. In return, such advances usually offer lower rates than bullet advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term fixed rate term advances	$2,129,055	5.08%	$2,757,000	4.95%
Long-term fixed rate term advances	2,650,000	4.41%	2,150,000	4.28%
Fixed rate putable advances	750,000	4.36%	500,000	4.24%

Total	$5,529,055	4.66%	$5,407,000	4.62%

     FHLB advances increased $0.1 billion to $5.5 billion at June 30, 2007, from $5.4 billion at December 31, 2006. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.5 billion at June 30, 2007.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage-backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. Counterparties to these borrowings may require us to increase the amount of securities pledged as collateral if the fair value is adversely affected by market concerns about interest rates or general credit issues. Such events could therefore increase our borrowing costs and, as more collateral is pledged, reduce our borrowing capacity.
     The following table presents security repurchase agreements outstanding (dollars in thousands):

	June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Security repurchase agreements	$1,705,418	5.34%	$990,806	5.31%

     These repurchase agreements have maturities of less than six months. At June 30, 2007, security repurchase agreements were collateralized by $869.0 million of mortgage-backed securities held to maturity and $880.0 million of securities classified as available for sale. At December 31, 2006, security repurchase agreements were collateralized by $1.0 billion of mortgage-backed securities held to maturity.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. Our long-term debt increased as a result of a $25 million issuance of junior sub-ordinated notes related to trust preferred securities during the quarter ended June 30, 2007. The new 30-year junior sub-ordinated notes carry an interest rate of 3-month LIBOR plus 1.45%, which equaled 6.81% at June 30, 2007 and are first redeemable on or after September 15, 2012. At June 30, 2007 and December 31, 2006, we had $233.2 million and $207.5 million of long-term debt, respectively.
     Accrued Interest Payable. Our accrued interest payable increased $1.5 million from December 31, 2006 to $47.8 million at June 30, 2007. The increase was principally due to the increase in interest rates during 2007 on our interest-bearing liabilities.
     Federal Income Taxes Payable. Federal income taxes payable increased $6.5 million to $36.2 million at June 30, 2007, from $29.7 million at December 31, 2006. This increase is attributable to the provision for federal income taxes on earnings and the change in federal income tax on other comprehensive income during the three months ended June 30, 2007.
     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve due to current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease to our other fees and charges.
     The secondary market reserve increased $3.1 million to $27.3 million at June 30, 2007, from $24.2 million at December 31, 2006. This increase is attributable to the Company’s increase in expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance, beginning of period	$26,500	$18,000	$24,200	$17,550
Provision
Charged to gain on sale for current loan sales	2,379	1,420	4,542	2,426
Charged to other fees and charges for changes in estimates	2,659	3,805	5,392	6,880

Total	5,038	5,225	9,934	9,306
Charge-offs, net	(4,238)	(2,625)	(6,834)	(6,256)

Balance, end of period	$27,300	$20,600	$27,300	$20,600

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate.
     Payable for Securities Purchased. During the six months ended June 30, 2007, we settled our payable relating to security purchases made prior to December 31, 2006. At June 30, 2007, there were no unsettled trades pending for securities purchased.
Liquidity and Capital
     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Our primary sources of funds are deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations and customer escrow accounts. While we believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future, there is currently illiquidity in the non-agency secondary mortgage market and reduced investor demand for mortgage-backed securities and loans in that market. Under these conditions, we use our liquidity, as well as our capital capacity, to hold increased levels of both securities and loans. While our liquidity and capital positions are currently sufficient, our capacity to retain loans and securities on our consolidated statement of financial condition is not unlimited, and we could have to tighten our lending guidelines as a result of a prolonged period of secondary market illiquidity, resulting in lower origination volumes.
     Retail deposits remained constant in the 2007 period from the comparable 2006 period, totaling $4.9 billion at June 30, 2007 and 2006.
     Mortgage loans sold during the six months ended June 30, 2007 totaled $11.0 billion, an increase of $3.1 billion from the $7.9 billion sold during the same period in 2006. This increase reflects our $3.6 billion increase in mortgage loan originations during the six months ended June 30, 2007. We attribute this increase to a rising interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and a shift in consumer demand away from non-traditional loans that we did not competitively offer. We sold 87.1% of our mortgage loan originations during both the six month periods ended June 30, 2007 and 2006.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.5 billion secured by eligible residential mortgage loans. At June 30, 2007, we had available collateral sufficient to access $7.4 billion of the line and had $5.5 billion of advances outstanding. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At June 30, 2007, we had arrangements to enter into security repurchase agreements, which is a form of collateralized short-term borrowing, with six different financial institutions (each of which is a primary dealer for Federal Reserve purposes) and had borrowed funds from all six of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At June 30, 2007, our security repurchase agreements totaled $1.7 billion.

     During May 2007, we completed arrangements with the Federal Reserve Bank of Chicago (FRB) to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At June 30, 2007, we had pledged commercial loans amounting to $1.2 billion with a lendable value of $0.9 billion. At June 30, 2007, we had no borrowings outstanding against this line of credit.
     At June 30, 2007, we had outstanding rate-lock commitments to lend $3.3 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $4.6 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2007, we had outstanding commitments to sell $3.5 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.7 billion at June 30, 2007, including $907.3 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $279.3 million at June 30, 2007. There was an additional $175.2 million in undrawn lines of credit contained within consumer loans.
     Stock Repurchase Plan. On January 31, 2007, the Company announced that the board of directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At June 30, 2007, $41.7 million has been used to repurchase 3.4 million shares under the plan. Subsequent to June 30, 2007, management announced that it does not expect to repurchase additional shares under the plan at this time.
     Regulatory Capital Adequacy. At June 30, 2007, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in eight separate private offerings to the capital markets and as to which $232.0 million of such securities were outstanding at June 30, 2007. This includes a $25 million trust preferred issuance in June 2007.
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
     In addition to the home lending operations, Flagstar’s banking operations can be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities, as well as the potential shift in the yield curve. This risk is evaluated and managed on a Company-wide basis using a net portfolio value (NPV) analysis framework. The NPV analysis is intended to estimate the net sensitivity of the fair value of the assets and liabilities to sudden large changes in the levels of interest rates.
     Management believes there has been no material change since December 31, 2006, in the type of interest rate risk or market risk that the Company currently assumes.

Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. When conducting this evaluation, management also considered the facts and underlying circumstances that resulted in the restatement described in Note 10 of the Unaudited Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of this report. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended June 30, 2007, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     The Company made no unregistered sales of its equity securities during the quarter ended June 30, 2007.
     Issuer Purchases of Equity Securities
     On January 31, 2007, the Company announced that the board of directors adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of the outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. Through June 30, 2007, the Company had used $41.7 million to repurchase 3.4 million shares of its outstanding common stock under this plan. This program expires on January 31, 2008. Subsequent to June 30, 2007, management announced that it does not expect to repurchase additional shares under the plan at this time.
     The following summarizes share repurchase activities during the three months ended June 30, 2007 pursuant to the Stock Repurchase Program:

			Total Number of	Maximum Approximate
	Total		Shares Purchased	Dollar Value (in thousands)
	Number of		as Part of Publicly	of Shares that May Yet be
	Shares	Average Price	Announced	Purchased Under the
	Purchased	Paid per Share	Plans or Programs	Plans or Programs
Calendar Month:
April 2007	1,834,100	$11.92	1,834,100	$36,600
May 2007	270,030	12.23	270,030	33,295
June 2007	—	—	—	33,295

Total	2,104,130	11.98	2,104,130	33,295

Item 3. Defaults upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Stockholders of the Company was held on May 25, 2007. The agenda items for such meeting are shown below together with the vote of the Company’s common stock with respect to such agenda items.
     1. The election of six directors to serve until the 2008 Annual Meeting of Stockholders.

	Votes For	Votes Withheld
Mark T. Hammond	49,863,450	2,994,386
Robert O. Rondeau, Jr.	49,436,267	3,421,569
James D. Coleman	49,411,244	3,446,592
Richard S. Elsea	49,118,253	3,739,583
B. Brian Tauber	50,053,680	2,804,156
Jay J. Hansen	50,050,753	2,807,083
     The terms of Thomas J. Hammond, Kirstin A. Hammond, Charles Bazzy, Michael Lucci, Sr., Robert W. DeWitt and Frank D’Angelo continued after such meeting.
     2. The ratification of the appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accountant for the year ending December 31, 2007.

Votes For	Votes Against	Abstain	Non-Vote
52,528,234	-0-	164,333	165,269
Item 5. Other Information
     None.

Item 6. Exhibits
11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: August 9, 2007	/s/ Mark T. Hammond
Mark T. Hammond
President and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2007	/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Description

11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer