Form 10-Q
period 2007-09-30
FLAGSTAR BANCORP INC
filed 2007-11-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of November 2, 2007, 60,270,624 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition —September 30, 2007 (unaudited) and December 31, 2006.
Unaudited Consolidated Statements of Operations — For the three and nine months ended September 30, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For the nine months ended September 30, 2007 (unaudited) and for the year ended December 31, 2006.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2007 and 2006 (restated).
Unaudited Notes to Consolidated Financial Statements.
Statement regarding Computation of Net Earnings Per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification, as Furnished by the Chief Executive Officer
Section 906 Certification, as Furnished by the Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At September 30,	At December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash items	$123,373	$136,675
Interest-bearing deposits	102,356	140,561

Cash and cash equivalents	225,729	277,236
Securities classified as trading	22,401	—
Securities classified as available for sale	1,216,186	617,450
Mortgage-backed securities held to maturity (fair value $1.3 billion and $1.6 billion at September 30, 2007 and December 31, 2006, respectively)	1,343,778	1,565,420
Other investments	24,780	24,035
Loans available for sale	5,604,041	3,188,795
Loans held for investment	7,034,732	8,939,685
Less: allowance for loan losses	(77,800)	(45,779)

Loans held for investment, net	6,956,932	8,893,906

Total interest-earning assets	15,270,474	14,430,167
Accrued interest receivable	63,820	52,758
Repossessed assets, net	84,248	80,995
Federal Home Loan Bank stock	331,094	277,570
Premises and equipment, net	229,354	219,243
Mortgage servicing rights, net	340,814	173,288
Other assets	121,822	126,509

Total assets	$16,564,999	$15,497,205

Liabilities and Stockholders’ Equity Liabilities
Deposits	$8,485,556	$7,623,488
Federal Home Loan Bank advances	6,392,000	5,407,000
Security repurchase agreements	468,668	990,806
Long term debt	248,685	207,472

Total interest-bearing liabilities	15,594,909	14,228,766
Accrued interest payable	46,183	46,302
Federal income taxes payable	17,721	29,674
Secondary market reserve	27,500	24,200
Payable for securities purchased	—	249,694
Other liabilities	149,780	106,335

Total liabilities	15,836,093	14,684,971
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock $0.01 par value, 150,000,000 shares authorized; 63,656,979 and 63,604,590 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	637	636
Additional paid in capital	64,075	63,223
Accumulated other comprehensive (loss) income	(8,366)	5,182
Retained earnings	714,239	743,193
Treasury stock, at cost, 3,386,355 shares at September 30, 2007, and none at December 31, 2006	(41,679)	—

Total stockholders’ equity	728,906	812,234

Total liabilities and stockholders’ equity	$16,564,999	$15,497,205

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Unaudited)
Interest Income
Loans	$201,464	$184,328	$578,673	$526,222
Mortgage-backed securities	15,485	19,878	43,869	58,177
Securities available for sale	15,212	—	42,334	—
Interest-bearing deposits	3,647	—	9,823	—
Other	1,343	1,351	5,486	5,104

Total interest income	237,151	205,557	680,185	589,503

Interest Expense
Deposits	91,117	87,054	262,181	244,326
FHLB advances	70,534	48,677	203,268	131,147
Security repurchase agreements	17,982	13,161	48,416	39,707
Other	3,582	3,037	10,495	11,282

Total interest expense	183,215	151,929	524,360	426,462

Net interest income	53,936	53,628	155,825	163,041
Provision for loan losses	30,195	7,291	49,941	17,213

Net interest income after provision for loan losses	23,741	46,337	105,884	145,828

Non-Interest Income
Loan fees and charges	(218)	2,146	1,257	4,996
Deposit fees and charges	5,808	5,080	16,496	15,584
Loan administration	4,333	7,766	10,097	12,430
Net gain (loss) on loan sales	(17,457)	(8,197)	35,841	18,538
Net gain on sales of mortgage servicing rights	456	45,202	6,181	88,719
Net loss on securities available for sale	(2,944)	(2,144)	(2,215)	(5,701)
Unrealized gain on trading securities	1,914	—	1,914	—
Other fees and charges	9,376	4,485	29,039	23,966

Total non-interest income	1,268	54,338	98,610	158,532

Non-Interest Expense
Compensation and benefits	40,037	37,518	118,680	108,735
Occupancy and equipment	17,599	17,726	51,380	51,335
Communication	1,114	1,108	4,518	3,295
Other taxes	(470)	(21)	(1,053)	(1,652)
General and administrative	14,980	12,522	43,367	37,564

Total non-interest expense	73,260	68,853	216,892	199,277

(Loss) earnings before federal income taxes	(48,251)	31,822	(12,398)	105,083
(Benefit) provision for federal income taxes	(16,196)	11,070	(3,233)	36,780

Net Loss (Earnings)	$(32,055)	$20,752	$(9,165)	$68,303

(Loss) earnings per share
Basic	$(0.53)	$0.33	$(0.15)	$1.08

Diluted	$(0.53)	$0.32	$(0.15)	$1.06

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

		Additional	Other	Accumulated		Total
	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2006	$632	$57,304	$7,834	$706,113	$—	$771,883
Net earnings	—	—	—	75,202	—	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	—	2,205
Stock-based compensation	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	(38,122)	—	(38,122)

Balance at December 31, 2006	636	63,223	5,182	743,193	—	812,234
(Unaudited)
Net loss	—	—	—	(9,165)	—	(9,165)
Reclassification of gain on swap extinguishment	—	—	(91)	—	—	(91)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(2,684)	—	—	(2,684)
Change in net unrealized loss on securities available for sale	—	—	(10,773)	—	—	(10,773)

Total comprehensive loss	—	—	—	—	—	(22,713)
Adjustment to initially apply FIN 48	—	—	—	(1,428)	—	(1,428)
Stock options exercised	1	69	—	—	—	70
Stock-based compensation	—	808	—	—	—	808
Tax effect from stock-based compensation	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	(41,705)	(41,705)
Issuance of treasury stock	—	—	—	—	26	26
Dividends paid ($0.30 per share)	—	—	—	(18,361)	—	(18,361)

Balance at September 30, 2007	$637	$64,075	$(8,366)	$714,239	$(41,679)	$728,906

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)
		(as restated)
Operating Activities

Net (loss) earnings	$(9,165)	$68,303
Adjustments to net (loss) earnings to net cash used in operating activities
Provision for loan losses	49,941	17,213
Depreciation and amortization	71,692	80,129
(Decrease) increase in valuation allowance in mortgage servicing rights	(358)	48
Stock-based compensation expense	1,119	1,797
Net gain on the sale of assets	(3,041)	(2,010)
Net gain on loan sales	(35,841)	(18,538)
Net loss on securities classified as available for sale	2,215	5,701
Unrealized gain on trading securities	(1,914)	—
Net gain on sales of mortgage servicing rights	(6,181)	(88,719)
Proceeds from sales and securitizations of loans available for sale	16,031,878	10,647,153
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(19,018,391)	(11,835,950)
Increase in accrued interest receivable	(11,062)	(4,737)
Decrease (increase) in other assets	387	(39,682)
(Decrease) increase in accrued interest payable	(119)	7,041
Net tax effect of (benefit for) stock grants issued	25	(905)
Decrease in federal income taxes payable	(21,229)	(22,667)
Decrease in payable for securities purchased	(249,694)	—
Increase in other liabilities	8,318	4,774

Net cash used in operating activities	(3,191,420)	(1,181,049)

Investing Activities
Net change in other investments	(745)	(3,117)
Repayment of mortgage-backed securities held to maturity	249,475	300,543
Proceeds from sale of investment securities available for sale	254,937	—
Purchase of investment securities available for sale, net of principal repayments	(132,755)	—
Proceeds from sales of portfolio loans	693,283	1,256,646
Origination of portfolio loans, net of principal repayments	708,063	(614,908)
(Purchase) redemption of Federal Home Loan Bank stock	(53,524)	17,611
Investment in unconsolidated subsidiaries	1,238	—
Proceeds from the disposition of repossessed assets	70,318	42,068
Acquisitions of premises and equipment, net of proceeds	(25,891)	(32,032)
Proceeds from the sale of mortgage servicing rights	33,915	371,703

Net cash provided by investing activities	1,798,314	1,338,514

Financing Activities
Net increase in deposit accounts	862,068	68,152
Net decrease in security repurchase agreements	(522,138)	(325,602)
Net increase in Federal Home Loan Bank advances	985,000	292,308
Payment on other long term debt	(25)	(25)
Issuance of junior subordinated debt	40,000	—
Net receipt (disbursement) of payments of loans serviced for others	17,069	(39,630)
Net receipt of escrow payments	19,931	18,064
Proceeds from the exercise of stock options	(241)	2,557
Net tax effect of (benefit for) stock grants issued	(25)	905
Dividends paid to stockholders	(18,361)	(28,583)
Purchase of treasury stock	(41,705)	—
Issuance of treasury stock	26	—

Net cash provided by (used in) financing activities	1,341,599	(11,854)

Net (decrease) increase in cash and cash equivalents	(51,507)	145,611
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$225,729	$346,774

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)
		(as restated)
Supplemental Disclosure of Cash Flow Information
Loans held for investment transferred to repossessed assets	$88,576	$77,322

Total interest payments made on deposits and other borrowing	$524,479	$419,421

Federal income taxes paid	$—	$61,253

Mortgage loans available for sale transferred to securities available for sale	$406,094	$—

Mortgage loans available for sale transferred to held for investment	$210,639	$247,771

Mortgage loans held for investment transferred to available for sale	$693,283	$1,256,646

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$345,794	$440,707

Mortgage servicing rights resulting from sale or securitization of loans	$247,570	$175,141

Retention of residual interests in securitization transactions	$20,487	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $16.6 billion in assets at September 30, 2007, Flagstar is the largest financial institution headquartered in Michigan.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
Establishing Standards on Measuring Fair Value
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines the term “fair value” for U.S. GAAP purposes to include the use of an exit price, establishes a framework for measuring fair value by reference to an exit price, and expands disclosures about fair value measurements. It also clarifies that the exit price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at a measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a hierarchy used in such measurement and expands the required disclosures of assets and liabilities measured at fair value. Management will be required to adopt SFAS 157 beginning in 2008. Management is currently evaluating the potential impact on the Company’s financial condition, results of operation and liquidity.

Fair Value Option
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows entities to elect to measure those financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The election may be applied instrument by instrument, is irrevocable once made and must be applied to the entire instrument and not to specified risks, specific cash flows or other limited aspects of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. SFAS 159 applies to the Company effective January 1, 2008. Management is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operation and liquidity.
Note 4.  Investment Securities
     As of September 30, 2007 and December 31, 2006, investment securities were comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Securities – trading	$22,401	$—

Securities – available for sale
AAA-rated non-agency securities	$851,715	$497,089
AAA-rated agency securities	323,439	77,910
Non-investment grade residual securities	41,032	42,451

Total mortgage-backed securities – available for sale	$1,216,186	$617,450

Mortgage-backed securities – held to maturity
AAA-rated non-agency securities	$—	$332,362
AAA-rated agency securities	1,343,778	1,233,058

Total mortgage-backed securities – held to maturity	$1,343,778	$1,565,420

Other investments
Mutual funds	$24,071	$23,320
U.S. Treasury bonds	709	715

Total other investments	$24,780	$24,035

     At September 30, 2007, the Company had $22.4 million in securities classified as trading. These securities are non-investment grade residual assets from a private securitization that was closed in March 2007 with a secondary closing in June 2007. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of operations. Prior to this transaction, the Company had no securities classified as trading.
     At September 30, 2007, the Company had $1.2 billion in securities classified as available for sale, which were comprised of AAA-rated agency securities, AAA-rated non-agency securities and non-investment grade residual securities arising from its private securitizations. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (OTTI), then they are reported as an expense for that period. At September 30, 2007, $48.3 million of the securities classified as available for sale were pledged as collateral for security repurchase agreements.
     During the quarter ended March 31, 2007, the Company received written guidance from the OTS on regulatory capital treatment being used by the Bank for securities retained from a guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006. The securities had initially been recorded as held to maturity because the underlying bonds were AAA-rated and insured by a private insurance company and, therefore, the Bank expected that the securities would receive 20% risk-weighted capital treatment rather than 50% or 100% risk-weighted treatment. At the time, the Company had both the ability and intent to hold the securities to maturity. In its guidance, the OTS advised the Company that the recharacterization of the underlying loans in the guaranteed mortgage securitization did not decrease the risk associated with carrying fixed second mortgage loans because the capital rules did not recognize private insurance companies as eligible guarantors. Because of this information received from the OTS, the Company’s capital treatment of the underlying securities changed significantly. As a result, the Company no longer intends to hold the securities to maturity and during the quarter ended March 31, 2007, reclassified $321.1 million in securities associated with the guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006 to available for sale. Upon reclassification of the securities to available for sale, the Company recorded a $1.3 million loss, before taxes, to other comprehensive income. Management does not believe that this capital treatment could have been reasonably anticipated and the reclassification to available for sale should not impact the held to maturity status of the Company’s other held to maturity securities.

     At September 30, 2007, the Company had $1.3 billion in AAA-rated mortgage-backed securities classified as held to maturity. Of such securities, $425.9 million were pledged as collateral for security repurchase agreements at September 30, 2007.
     The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $508,000 and $517,000 are pledged as collateral in association with the issuance of certain trust preferred securities at September 30, 2007 and December 31, 2006, respectively.
Note 5. Loans Held for Investment
     Loans held for investment are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Mortgage loans	$4,938,083	$6,211,765
Second mortgage loans	58,224	715,154
Commercial real estate loans	1,463,222	1,301,819
Construction loans	88,018	64,528
Warehouse lending	175,496	291,656
Consumer loans	291,889	340,157
Commercial loans	19,800	14,606

Total	7,034,732	8,939,685
Less: allowance for loan losses	(77,800)	(45,779)

Total	$6,956,932	$8,893,906

     Activity in the allowance for loan losses for the three and nine months ended September 30, is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$53,400	$39,606	$45,779	$39,140
Provision charged to operations	30,196	7,290	49,941	17,213
Charge-offs	(6,895)	(4,716)	(20,746)	(15,668)
Recoveries	1,099	564	2,826	2,059

Balance, end of period	$77,800	$42,744	$77,800	$42,744

     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.
     Impaired loans are summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Impaired loans with no allowance for loan losses allocated	$23,583	$15,228
Impaired loans with allowance for loan losses allocated	94,427	10,934

Total impaired loans	$118,010	$26,162

Amount of the allowance allocated to impaired loans	$18,861	$1,119
Average investment in impaired loans (nine months ended September 30, 2007 and twelve months ended December 31, 2006, respectively)	$54,640	$28,469
     Those impaired loans not requiring an allowance represent loans for which the estimated fair value of the collateral exceeded the recorded investments in such loans. At September 30, 2007, approximately 70% of the total impaired loans were evaluated based on fair value of related collateral, and the remaining 30% were based on discounted cash flows.

Note 6. Private Securitization Activity
     During 2007, the Company sold $719.1 million in closed-ended, fixed and adjustable rate mortgage loans (the “Second Mortgage Securitization”) and recorded $26.8 million in residual interests and servicing assets as a result of the non-agency securitization. The residual interests are categorized as securities classified as trading and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.
     Certain cash flows received from securitization trusts outstanding, including the trust arising from the Second Mortgage Securitization, were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Proceeds from new securitizations	$—	$—	$719,097	$—
Proceeds from collections reinvested in securitizations	93,869	11,957	184,817	56,206
Servicing fees received	1,928	1,035	5,050	2,734
Loan repurchases for representations and warranties	—	—	(642)	(727)
     Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company has limited credit exposure in that it retains non-investment grade residuals. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals. The value of the Company’s retained interests includes credit loss assumptions on the underlying collateral pool to estimate this risk. The following table summarizes the collateral balance associated with our servicing portfolio of sold loans and the balance of non-investment grade residuals retained at September 30, 2007 (in thousands):

		Balance of Retained
		Assets with Credit
	Total Loans	Exposure
	Serviced	Residuals
Private –label securitizations	$1,467,933	$63,433
Government sponsored entities	25,196,260	—
Other investors	859	—

Total	$26,665,052	$63,433

Note 7. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized as an expense in the consolidated statement of operations based on their fair values. The total amount of compensation is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. In accordance with SFAS 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. For the nine months ended September 30, 2007 and 2006 the excess tax effect totaled $0.9 million and $0, respectively. During the nine months ended September 30, 2007, there were no options granted.
     Cash-Settled Stock Appreciation Rights
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled stock appreciation rights issued and outstanding during the three months ended September 30, 2007: dividend yield of 3.40%; expected volatility of 33.81%; a risk-free rate range of 4.50% to 4.59%; and an expected life range of 3.65 to 4.60 years. The cash-settled stock appreciation rights generally vest over a four year period at the rate of 25% on each anniversary date of the grant.

     The following table presents the status and changes in cash-settled stock appreciation rights for the period presented:

			Weighted Average
		Weighted Average	Grant Date
	Shares	Exercise Price	Fair Value
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2006	328,873	$16.28	$2.99
Granted	590,692	$14.34	$1.43
Vested	(82,197)	$16.28	$2.99
Forfeited	(5,525)	$14.48	$1.39

Non-vested balance at September 30, 2007	831,843	$14.91	$1.89

     For the three months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $0.4 million ($0.3 million net of tax) and $0.4 million ($0.3 million net of tax), respectively, which had no impact on earnings per share. For the nine months ended September 30, 2007 and 2006, the Company recorded stock-based compensation expense of $1.1 million ($0.7 million net of tax) and $1.8 million ($1.2 million net of tax), respectively, or $0.01 per share, diluted, for each such period.
     Restricted Stock Units
     The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock units generally vest over a period of two years as outlined in the applicable restricted stock unit agreements, and are delivered shortly after the grant date. The Company incurred expenses of approximately $0.3 million and $0.2 million with respect to restricted stock units for the quarter ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the Company incurred expenses of approximately $0.9 million and $0.6 million, respectively. As of September 30, 2007, restricted stock units granted but not yet vested had a market value of $1.5 million.
Note 8. Stockholders’ Equity
     On January 31, 2007, the Company announced that the Board of Directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of shares of outstanding common stock. On February 27, 2007, the Company announced that the Board of Directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At September 30, 2007, $41.7 million has been used to repurchase 3.4 million shares under the plan.
Note 9. Segment Information
     The Company’s operations are broken down into two business segments: banking and home lending. Each business operates under the same banking charter, but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending and commercial lending operations. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The home lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the home lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007
Net interest income	$23,806	$30,130	$—	$53,936
Gain on sale revenue	—	(17,001)	—	(17,001)
Other income	10,056	8,213	—	18,269

Total net interest income and non-interest income	33,862	21,342	—	55,204
(Loss) earnings before federal income taxes	(24,469)	(23,782)	—	(48,251)
Depreciation and amortization	2,482	21,815	—	24,297
Capital expenditures	4,437	6,633	—	11,070
Identifiable assets	15,879,011	6,175,988	(5,490,000)	16,564,999
Inter-segment income (expense)	41,175	(41,175)	—	—

	For the Nine Months Ended September 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007
Net interest income	$87,819	$68,006	$—	$155,825
Gain on sale revenue	—	42,022	—	42,022
Other income	39,261	17,327	—	56,588

Total net interest income and non-interest income	127,080	127,355	—	254,435
(Loss) earnings before federal income taxes	(8,877)	(3,521)	—	(12,398)
Depreciation and amortization	7,466	64,226	—	71,692
Capital expenditures	20,267	5,616	—	25,883
Identifiable assets	15,879,011	6,175,988	(5,490,000)	16,564,999
Inter-segment income (expense)	105,233	(105,233)	—	—

	For the Three Months Ended September 30, 2006
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2006
Net interest income	$42,111	$11,517	$—	$53,628
Gain on sale revenue	—	37,005	—	37,005
Other income	4,159	13,174	—	17,333

Total net interest income and non-interest income	46,270	61,696	—	107,966
Earnings before federal income taxes	14,378	17,444	—	31,822
Depreciation and amortization	2,492	15,173	—	17,665
Capital expenditures	7,407	1,641	—	9,048
Identifiable assets	14,416,661	3,753,364	(3,050,000)	15,120,025
Inter-segment income (expense)	22,875	(22,875)	—	—

	For the Nine Months Ended September 30, 2006
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2006
Net interest income	$124,798	$38,243	$—	$163,041
Gain on sale revenue	—	107,257	—	107,257
Other income	18,410	32,865	—	51,275

Total net interest income and non-interest income	143,208	178,365	—	321,573
Earnings before federal income taxes	47,589	57,494	—	105,083
Depreciation and amortization	7,209	72,920	—	80,129
Capital expenditures	29,504	2,382	—	31,886
Identifiable assets	14,416,661	3,753,364	(3,050,000)	15,120,025
Inter-segment income (expense)	57,300	(57,300)	—	—

Note 10. Accounting for Uncertainty in Income Taxes
     In September 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Effective January 1, 2007, the Company adopted FIN 48. As a result, the Company recorded the estimated value of its uncertain tax positions by increasing its tax liability by $1.4 million and recording a corresponding reduction to retained earnings. The liability for uncertain tax positions is carried in other liabilities in the consolidated statement of financial position as of September 30, 2007. The Company does not expect any reasonably possible material changes to the estimated amount in its liability associated with its uncertain tax position through December 31, 2007.
     The Company recognizes accrued interest and penalties related to uncertain tax positions in the federal income tax provision and other tax expense. At January 1, 2007, the Company had accrued approximately $0.7 million for the payment of tax related interest. As of September 30, 2007, there have been no material changes to the disclosures noted above.
     The Company’s income tax returns are subject to review and examination by federal, state, and local government authorities. On an ongoing basis, numerous federal, state, and local examinations are in progress and cover multiple tax years. As of September 30, 2007, the federal taxing authority had completed its examination of the Company through the taxable year ended December 31, 2003. The years open to examination by state and local government authorities vary by jurisdiction.
Note 11. Restatement of Previously Issued Consolidated Financial Statements
     Subsequent to filing the Company’s Form 10-Q for the quarterly period ended March 31, 2007, the Company determined that its previously issued Consolidated Statements of Cash Flows contained errors in the classification of certain loan and securitization activities. As a result, the Company has restated the accompanying unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.
     The restatement resulted from the misclassification of cash flows from the sale of certain mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from certain mortgage loans originated as available for sale, which had been inappropriately classified as investing activities. In accordance with SFAS 102, "Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of mortgage loans originally held for investment should have been classified as investing activities rather than operating activities, and cash flows from mortgage loans originated to be sold should have been classified as operating activities rather than as investing activities.
     The restatement also resulted from the treatment of capitalized mortgage servicing rights and residual interests retained from the sale or securitization of loans. Previously, the Company had treated the retention of such interests as cash activities. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the mortgage servicing rights and residual interests do not exist until they are separated from the associated loans when the loans are sold. Specifically, upon the sale of loans, the amounts related to the mortgage servicing rights or residual interests are reclassified on the consolidated statement of financial condition from loans held for sale and are, therefore, a non-cash transaction. As a result, the Company will show these mortgage servicing rights and residual interests as non-cash transactions in the supplemental disclosures within the Consolidated Statement of Cash Flows.
     As a result of the errors described above, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but has no impact on the total Cash and Cash Equivalents for the nine months ended September 30, 2006. The restatement does not affect the Unaudited Consolidated Statement of Financial Condition, Consolidated Statement of Operations or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of or for the period ended September 30, 2006.

     The effects of the restatement on the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2006 are reflected in the following table.

September 30, 2006
(Unaudited)
(Dollars in Thousands)
Originally Reported:
Proceeds from sales of loans available for sale	$11,903,799
Origination and repurchase of loans available for sale, net of principal repayments	(12,401,103)
Net cash used in operating activities	$(489,556)

Proceeds from sales of loans held for investment	$—
Origination and repurchase of portfolio loans, net of principal repayments	125,386
Increase in mortgage servicing rights	(175,141)
Net cash used in investing activities	$647,021

As Restated:

Proceeds from sales of loans available for sale	$10,647,153
Origination and repurchase of loans available for sale, net of principal repayments	(11,835,950)
Net cash used in operating activities	$(1,181,049)

Proceeds from sales of portfolio loans	$1,256,646
Origination and repurchase of portfolio loans, net of principal repayments	(614,908)
Increase in mortgage servicing rights	—
Net cash used in investing activities	$1,338,514

Difference:

Proceeds from sales of loans available for sale	$1,256,646
Origination and repurchase of loans available for sale, net of principal repayments	(565,153)

Net cash used in operating activities	$691,493

Proceeds from sales of portfolio loans	$(1,256,646)
Origination and repurchase of portfolio loans, net of principal repayments	740,294
Increase in mortgage servicing rights	(175,141)

Net cash used in investing activities	$(691,493)

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
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 9 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At September 30, 2007, we operated a network of 158 banking centers and provided banking services to approximately 119,400 customers. During the first nine months of 2007, we opened 7 banking centers, including 4 in Michigan and 3 in Georgia. During the remainder of 2007, we expect to open 3 additional branches in the Atlanta, Georgia area, 3 additional branches in Michigan, and 1 in Indiana.
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

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Return on average assets	(0.77)%	0.55%	(0.08)%	0.60%
Return on average equity	(17.08)%	10.10%	(1.57)%	12.23%
Efficiency ratio	133.5%	63.8%	85.2%	62.0%
Equity/assets ratio (average for the period)	4.51%	5.46%	4.79%	4.93%
Mortgage loans originated or purchased	$6,566,185	$4,633,986	$19,218,370	$13,882,989
Other loans originated or purchased	$262,415	$200,161	$785,169	$885,158
Mortgage loans sold	$5,955,396	$4,045,915	$16,975,645	$11,904,611
Interest rate spread — Bank only [1]	1.35%	1.44%	1.29%	1.44%
Net interest margin — Bank only [2]	1.52%	1.67%	1.45%	1.65%
Interest rate spread — Consolidated [1]	1.27%	1.47%	1.29%	1.48%
Net interest margin — Consolidated [2]	1.36%	1.54%	1.38%	1.57%
Dividend payout ratio	(18.8)%	39.7%	(197.3)%	41.9%
Average common shares outstanding	60,265	63,548	61,450	63,475
Average fully diluted shares outstanding	60,636	64,304	61,874	64,323
Charge-offs to average investment loans (annualized)	0.33%	0.18%	0.34%	0.19%

	September 30,	June 30,	December 31,	September 30,
	2007	2007	2006	2006
Equity-to-assets ratio	4.40%	4.76%	5.24%	5.39%
Core capital ratio [3]	5.78%	6.04%	6.37%	6.52%
Total risk-based capital ratio [3]	10.65%	10.96%	11.55%	11.52%
Book value per share	$12.09	$12.78	$12.77	$12.82
Number of common shares outstanding	60,271	60,260	63,605	63,571
Mortgage loans serviced for others	$26,665,052	$21,508,835	$15,032,504	$14,829,396
Capitalized value of mortgage servicing rights	1.28%	1.24%	1.15%	1.02%
Ratio of allowance to non-performing loans	61.0%	53.8%	80.2%	77.1%
Ratio of allowance to loans held for investment	1.11%	0.70%	0.51%	0.48%
Ratio of non-performing assets to total assets	1.34%	1.18%	1.03%	1.05%
Number of banking centers	158	156	151	146
Number of home lending centers	151	73	76	85
Number of salaried employees	2,939	2,689	2,510	2,559
Number of commissioned employees	852	462	444	491

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only

Results of Operations
Net (Loss) Earnings
     Three months. Net loss for the three months ended September 30, 2007 was $(32.0) million ($(0.53) per share-diluted), a $52.8 million decrease from net earnings of $20.8 million ($0.32 per share-diluted) reported in the comparable 2006 period. The overall decrease resulted primarily from a $44.7 million decrease in net gains on sales of mortgage services rights, a $9.3 million increase in net loss on loan sales, and a $22.9 million increase in the provision for loan losses.
     Nine months. Net loss for the nine months ended September 30, 2007 was $(9.2) million ($(0.15) per share-diluted), a $77.5 million decrease from net earnings of $68.3 million ($1.06 per share-diluted) reported in the comparable 2006 period. On a period-to-period comparison basis, there was an $82.5 million decline in gain on sale of mortgage servicing rights and a $32.7 million increase in the provision for loan losses, offset in part by a $17.3 million increase in gain on loan sales and a $39.9 million decrease in federal income tax expense.
Net Interest Income
     Three months. We recorded $53.9 million in net interest income before provision for loan losses for the three months ended September 30, 2007, a 0.6% increase from $53.6 million recorded for the comparable 2006 period. The increase reflects a $31.6 million increase in interest income offset by a $31.3 million increase in interest expense.
     In addition, in the three months ended September 30, 2007, as compared to the same period in 2006, we increased our average interest-earning assets by $1.9 billion and our average interest-paying liabilities by $1.7 billion. Average interest-earning assets repriced up 9 basis points in the aggregate during the three months ended September 30, 2007 while average interest-bearing liabilities repriced up 29 basis points during the same period, resulting in the decrease in our interest rate spread of 20 basis points to 1.27% for the three months ended September 30, 2007, from 1.47% for the comparable 2006 period. The Company recorded a net interest margin of 1.36% at September 30, 2007 as compared to 1.54% at September 30, 2006. At the Bank level, the net interest margin was 1.52% at September 30, 2007, as compared to 1.67% at September 30, 2006.
     Nine months. We recorded $155.8 million in net interest income for the nine months ended September 30, 2007, a 4.4% decrease from the $163.0 million recorded for the comparable 2006 period. The decrease reflects a $90.7 million increase in interest revenue offset by a $97.9 million increase in interest expense, primarily as a result of increasing rates paid on deposits, FHLB advances and security repurchase agreements, which were greater than the increase in yields earned on loans, mortgage-backed securities and other investments. In this same period, our average paying liabilities and our average interest-earning assets both increased $1.2 billon. As such, the ratio of average interest-earning assets to average interest-bearing liabilities for the nine months ended September 30, 2007 remained at 102% as compared to the nine months ended September 30, 2006. The decline in net interest income, together with the increase in the amount of average interest-earning assets resulted in the reduction in the net interest margin to 1.38% for the first nine months of 2007 from 1.57% for the first nine months of 2006.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $5.2 million and $6.0 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, interest income from earning assets included $19.3 million and $21.2 million of amortization of net premiums and net deferred loan origination costs, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended September 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,812,245	$201,464	6.29%	$12,137,127	$184,328	6.07%
Mortgage-backed securities held to maturity	1,207,941	15,485	5.09	1,621,748	19,878	4.90
Other	1,674,748	20,202	4.79	55,822	1,351	9.67

Total interest-earning assets	15,694,934	237,151	6.04%	13,814,697	$205,557	5.95%
Other assets	954,882			1,232,581

Total assets	$16,649,816			$15,047,278

Interest-bearing liabilities
Deposits	$7,715,971	91,117	4.69%	$8,040,584	$87,054	4.30%
FHLB advances	5,978,691	70,534	4.68	4,236,896	48,677	4.56
Security repurchase agreements	1,299,963	17,982	5.49	975,901	13,161	5.35
Other	238,399	3,582	6.01	207,751	3,037	5.85

Total interest-bearing liabilities	15,233,024	183,215	4.77%	13,461,132	$151,929	4.48%
Other liabilities	666,222			764,447
Stockholders’ equity	750,570			821,699

Total liabilities and stockholders’ equity	$16,649,816			$15,047,278

Net interest-earning assets	$461,910			$353,565

Net interest income		$53,936			$53,628

Interest rate spread [1]			1.27%			1.47%

Net interest margin [2]			1.36%			1.54%

Ratio of average interest- earning assets to average interest-bearing liabilities			103%			103%

	Nine Months Ended September 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate

			(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,552,101	$578,673	6.15%	$12,189,169	$526,222	5.76%
Mortgage-backed securities held to maturity	1,214,867	43,869	4.83	1,548,182	58,177	5.01
Other	1,296,175	57,643	5.95	118,322	5,104	5.75

Total interest-earning assets	15,063,143	680,185	6.02%	13,855,673	$589,503	5.67%
Other assets	1,168,393			1,236,399

Total assets	$16,231,536			$15,092,072

Interest-bearing liabilities
Deposits	$7,592,261	$262,181	4.62%	$8,257,259	$244,326	3.96%
FHLB advances	5,800,591	203,268	4.69	4,082,026	131,147	4.30
Security repurchase agreements	1,191,851	48,416	5.43	1,072,735	39,707	4.95
Other	218,175	10,495	6.41	184,922	11,282	8.13

Total interest-bearing liabilities	14,802,878	524,360	4.73%	13,596,942	$426,462	4.19%
Other liabilities	651,669			750,736
Stockholders’ equity	776,989			744,394

Total liabilities and stockholders’ equity	$16,231,536			$15,092,072

Net interest-earning assets	$260,265			$258,731

Net interest income		$155,825			$163,041

Interest rate spread [1]			1.29%			1.48%

Net interest margin [2]			1.38%			1.57%

Ratio of average interest- earning assets to average interest-bearing liabilities			102%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended September 30,
	2007 Versus 2006
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$6,891	$10,245	$17,136
Mortgage-backed securities-held to maturity	676	(5,069)	(4,393)
Other	(20,608)	39,459	18,851

Total	(13,041)	44,635	31,594

Interest-bearing liabilities:
Deposits	7,581	(3,518)	4,063
FHLB advances	1,837	20,020	21,857
Security repurchase agreements	452	4,370	4,822
Other	92	452	544

Total	9,962	21,324	31,286

Change in net interest income	$(23,003)	$23,311	$308

	Nine Months Ended September 30,
	2007 Versus 2006
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$36,772	$15,679	$52,451
Mortgage-backed securities-held to maturity	(1,784)	(12,524)	(14,308)
Other	1,883	50,656	52,539

Total	36,871	53,811	90,682

Interest-bearing liabilities:
Deposits	37,551	(19,696)	17,855
FHLB advances	16,849	55,272	72,121
Security repurchase agreements	4,299	4,410	8,709
Other	(2,809)	2,022	(787)

Total	55,890	42,008	97,898

Change in net interest income	$(19,019)	$11,803	$(7,216)

     Three Months. Our interest rate spread decreased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, as reflected in the rate volume table which indicates that changes in our interest rate yield on assets was outpaced by the interest rates that we paid on funding liabilities.
     The rate volume table also shows that net interest income increased due to volume because of a sizeable growth in interest-earning assets during the comparable period.
     Nine Months. For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, interest rates on deposits and other liabilities increased to a greater extent than the interest rates on our assets. This adverse effect on net interest income was partially offset by our sizeable growth in interest-earning assets.

Provision for Loan Losses
     Three months. During the three months ended September 30, 2007, we recorded a provision for loan losses of $30.2 million as compared to $7.3 million recorded during the same period in 2006. In response to an increase in delinquency rates and non-performing loans during the third quarter of 2007, management noted substantial weakening of credit conditions among its borrowers that had not been evident in prior periods. To better assess the extent of this credit exposure, management conducted special reviews of substantially all of our residential development loans within our commercial real estate portfolio, which resulted in a significant increase in the provision for loan losses. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio based on increased delinquency rates during the third quarter 2007 and specific weaknesses noted in certain commercial real estate loans reviewed during the quarter. Net charge-offs increased in the 2007 period to $5.8 million, compared to $4.2 million for the same period in 2006, and as a percentage of investment loans, increased on an annualized basis to 0.33% from 0.18%. See “Analysis of Items on Statement of Financial Condition – Allowance for Loan Losses,” below, for further information.
     Nine months. During the nine months ended September 30, 2007, we recorded a provision for loan losses of $49.9 million as compared to $17.2 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio for each of the respective periods. Net charge-offs in the 2007 period totaled $17.9 million compared to $13.6 million for the same period in 2006 and were an annualized 0.34% and 0.19% of average investment loans for the nine months ended September 30, 2007 and 2006, respectively, also reflecting the declining balance of investment loans. Additionally, seriously delinquent loans (past due 90 days or more) increased to 1.81% at September 30, 2007, from 0.62% at September 30, 2006. See “Analysis of Items on Statement of Financial Condition – Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration fees, (iv) net gain (loss) on loan sales, (v) net gain on sales of MSRs, (vi) unrealized gain on trading securities, (vii) net loss on securities available for sale, and (viii) other fees and charges. During the three months ended September 30, 2007, non-interest income decreased to $1.3 million from $54.3 million in the comparable 2006 period. During the nine months ended September 30, 2007, non-interest income decreased $59.9 million to $98.6 million from $158.5 million in the comparable 2006 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with residential mortgages and other types of loans.
     Three months. Loan fees recorded during the three months ended September 30, 2007, resulted in a loss of $218,000 compared to income of $2.1 million recognized during the comparable 2006 period. This decline was attributable to continued enhancements in our SFAS 91 processes. These enhancements resulted in charges to our capitalized balances, which management does not expect to recur in future periods.
     Nine months. Loan fees recorded during the nine months ended September 30, 2007 totaled $1.3 million compared to $5.0 million collected during the comparable 2006 period. This decline was attributable to continued enhancements in our SFAS 91 processes.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our average deposit base.
     Three months. During the three months ended September 30, 2007 and 2006, we collected $5.8 million compared to $5.1 million in deposit fees due to a larger deposit base.
     Nine months. During the nine months ended September 30, 2007, we collected $16.5 million in deposit fees versus $15.6 million collected in the comparable 2006 period. This increase is attributable to the increase in the number of our deposit accounts as our banking franchise continues to expand.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the remaining balance of the mortgage servicing right for that loan is fully amortized, as no further fees will be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provide replacement loans, it will usually result in a reduction in loan servicing fees and increases in amortization expense recorded against the MSR portfolio.

     Three months. Net loan administration fee income decreased to $4.3 million during the three months ended September 30, 2007, from $7.8 million in the 2006 period. The $3.5 million decrease was the result of a $9.4 million increase in amortization expense of the MSRs offset by a $6.0 million increase in servicing fee revenue. The increase in amortization expense was a result of the higher average capitalized balance in comparison to the corresponding period in 2006. The increase in the servicing fee revenue was the result of an increase in loans serviced for others to an average of $24.7 billion during the 2007 period versus $13.7 billion during the 2006 period.
     The unpaid principal balance of loans serviced for others was $26.7 billion at September 30, 2007, versus $15.0 billion serviced at December 31, 2006, and $14.8 billion serviced at September 30, 2006. At September 30, 2007, the weighted average servicing fee on these loans was .364% (i.e., 36.4 basis points) and the weighted average seasoning was 13 months.
     Included in non-interest income under the caption loan administration are contractually specified servicing fees, late fees and ancillary fees amounting to $23.6 million and $17.6 million for the three months ended September 30, 2007 and 2006, respectively.
     Nine months. Net loan administration fee income decreased to $10.1 million during the nine months ended September 30, 2007, from $12.4 million in the 2006 period. This $2.3 million decrease was the result of the $6.7 million decrease in servicing fee revenue, which was offset by the $4.4 million decrease in amortization expense of the MSRs. The decrease in amortization expense was the result of a lower average balance that also had relatively fewer prepayments and a greater proportion of more seasoned loans in comparison to the corresponding period in 2006. The decrease in the servicing fee revenue was the result of loans serviced for others averaging $21.0 billion during the 2007 period versus $22.3 billion during the 2006 period. The decrease in the average loans serviced for others is based on the timing of MSR sales in the 2006 period.
     Included in non-interest income under the caption loan administration are contractually specified servicing fees, late fees and ancillary fees amounting to $62.8 million and $69.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     Net Gain (Loss) on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, as adjusted to reflect related selling and administrative expenses, any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), and increases to the secondary market reserve related to loans sold during the period. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and, therefore, we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our loan sales loss during the third quarter of 2007 primarily resulted from the shutdown of the non-agency secondary market that prevented us from selling certain loans, and by increased hedging costs that arose due to sudden shifts in the credit markets.
     The following table indicates the net gain (loss) on loan sales reported in our consolidated financial statements to our total loans sold within the period (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net (loss) gain on loan sales	$(17,457)	$(8,197)	$35,841	$18,538

Loans sold or securitized	$5,955,396	$4,045,915	$16,975,645	$11,904,611

Spread achieved	(0.29)%	(0.20)%	0.21%	0.16%

     Three months. For the three months ended September 30, 2007, there was a net loss on loan sales of $17.5 million, as compared to an $8.2 million net loss in the 2006 period, an increase in the loss of $9.3 million. The 2007 period reflects the sale of $6.0 billion in loans versus $4.0 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($6.6 billion in the 2007 period vs. $4.6 billion in the 2006 period) but a decrease in overall loss on sale spread (a negative 29 basis points in the 2007 period versus a negative 20 basis points in the 2006 period). Our calculation of net gain (loss) on loan sales reflects any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133 (changes in SFAS 133), lower cost or market adjustments on our available-for-sale loan portfolio and provisions to our secondary market reserve. Changes in SFAS 133 amounted to $8.5 million and $7.1 million for the three months ended September 30, 2007 and 2006, respectively. Lower of cost or market adjustments amounted to $0.1 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $2.7 million and $1.6 million, for the three months ended September 30, 2007 and 2006, respectively. Also included in our net gain (loss) on loan sales is the capitalized value of our MSR’s, which totaled $93.6 million and $61.6 million for the three months period ended September 30, 2007 and 2006, respectively.
     Nine months. For the nine months ended September 30, 2007, net gain on loan sales increased $17.3 million to $35.8 million from $18.5 million in the 2006 period. The 2007 period reflects the sale of $17.0 billion in loans versus $11.9 billion sold in the 2006 period. Management believes changes in the Company’s market share during the 2007 period resulted in an increased mortgage loan origination volume ($19.2 billion in the 2007 period versus $13.9 billion in the 2006 period) and an increase in overall gain on sale spread (21 basis points in the 2007 versus 16 basis points in the 2006 period). Our calculation of net gain on loan sales reflects changes in SFAS 133, lower of cost or market adjustments and provisions to our secondary market reserve. Changes in SFAS 133 amounted to $0.9 million and $(2.4) million for the nine months ended September 30, 2007 and 2006, respectively. Lower of cost or market adjustments amounted to $0.2 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $7.2 million and $4.1 million, for the nine months ended September 30, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $247.5 million and $171.1 million for the nine months ended September 31, 2007 and 2006, respectively.
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
     Three months. We sold MSRs attributable to underlying loans totaling less than $0.1 billion during the three month period ending September 30, 2007 versus $10.8 billion during the 2006 period. During the three month period ending September 30, 2007, we did not sell any servicing rights on a bulk basis and less than $0.1 billion of loans on a servicing released basis. We sold $10.7 billion in servicing rights on a bulk basis, and $0.1 billion of loans on a servicing released basis during the 2006 period.
     For the three months ended September 30, 2007, the net gain on the sale of MSRs decreased from $45.2 million during the 2006 period to $0.5 million. The decrease in the 2007 period reflected the substantially lower volume of bulk sales in the 2007 period.
     Nine months. We sold MSRs attributable to underlying loans totaling $3.0 billion during the nine month period ending September 30, 2007 versus $24.0 billion during the 2006 period. During the nine month period ending September 30, 2007, we sold $2.0 billion of servicing rights on a bulk basis and $1.0 billion of loans on a servicing released basis. For the same period in 2006, we sold $22.9 billion of servicing rights on a bulk basis and $1.1 billion of loans on a servicing released basis for 2006.
     For the nine months ended September 30, 2007, the net gain on the sale of MSRs decreased from $88.7 million during the 2006 period to $6.2 million. The decrease in the 2007 period reflected the substantially lower volume of bulk sales in the 2007 period.
     Unrealized Gain on Trading Securities. Securities classified as trading are comprised of residual interests from our private securitization completed in June 2007. Changes in our trading portfolio arise from changes in the valuation of the residual interest.
     During the three and nine month periods ended September 30, 2007, we recognized an unrealized gain on trading securities of $1.9 million. Although certain assumptions relating to these residual interests were negatively adjusted during the third quarter of 2007, the value of these residual interests increased based on the reduction in interest rate paid to the senior investors. A significant portion of the bonds issued in the securitization are variable rate and as such the reduction of the interest rate on such bonds results in additional expected cash flow available to the residual interests.
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
     Three months. During the three months ended September 30, 2007, we sold $84.2 million of securities available for sale which resulted in gains of $668,000. During the three months ended September 30, 2007, we had a $3.6 million other-than-temporary impairment of our residual interests that arose from securitizations completed in 2005 and 2006. The other-than-temporary impairment arose during the third quarter of 2007 primarily from the increase in our credit loss assumptions for these securitizations. The increase was caused by our recognition of the increasing losses in the underlying mortgages. The credit loss assumptions have increased by as much as 80% for certain securitizations. For the corresponding period in 2006, we had a $2.1 million other-than-temporary impairment of our residual interest that arose from securitizations completed in 2005, principally due to increased prepayment speeds.
     Nine months. During the nine months ended September 30, 2007, we sold securities available for sale amounting to approximately $255.2 million, which resulted in gains of $1.4 million. During the nine months ended September 30, 2007, we recognized a $3.6 million other-than-temporary impairment as described above. For the nine months ended September 30, 2006, we recognized a $5.7 million other-than-temporary impairment of our residual interest that arose from a securitization completed in 2005. The $5.7 million impairment charge resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in increasing the critical prepayment speed assumption utilized in valuing such security.
     Other Fees and Charges. Other fees and charges generally include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended September 30, 2007, we recorded $3.7 million in cash dividends received on FHLB stock, compared to $2.8 million received during the three months ended September 30, 2006. At September 30, 2007 and 2006, we owned $331.1 million and $274.5 million of FHLB stock, respectively. We also recorded $0.9 million in subsidiary income for both the three months ended September 30, 2007 and 2006.
     Nine months. During the nine months ended September 30, 2007, we recorded $11.1 million in cash dividends received on FHLB stock, compared to the $10.4 million received during the nine months ended September 30, 2006. We also recorded $2.5 million and $2.9 million in subsidiary income for the nine months ended September 30, 2007 and 2006, respectively. In addition, a material portion of other fees and charges for the nine months ended September 30, 2007 relates to amounts that we realized as part of our continual efforts to mitigate losses incurred in connection with a fraud discovered in March 2004 relating to a series of warehouse loans.

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
Non-Interest Expense
(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Compensation and benefits	$44,653	$41,715	$129,924	$120,346
Commissions	18,136	18,405	52,959	56,283
Occupancy and equipment	17,622	17,749	51,446	51,405
Advertising	3,065	3,003	7,719	6,641
Federal insurance premium	1,257	278	3,078	854
Communications	1,579	1,569	4,559	4,700
Other taxes	(470)	(21)	(1,053)	(731)
Other	10,658	9,242	33,841	30,070

Subtotal	96,500	91,940	282,473	269,568
Less: capitalized direct costs of loan closings, under SFAS 91	(23,240)	(23,087)	(65,581)	(70,291)

Non-interest expense	$73,260	$68,853	$216,892	$199,277

Efficiency ratio [1]	133.5%	63.8%	85.2%	62.0%

[1]	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. Non-interest expense, before the capitalization of loan origination costs, increased $4.6 million to $96.5 million during the three months ended September 30, 2007, from $91.9 million for the comparable 2006 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	We employed 2,939 salaried employees at September 30, 2007 versus 2,559 salaried employees at September 30, 2006.

•	We employed 198 full-time national account executives at September 30, 2007 versus 118 at September 30, 2006.

•	We employed 654 full-time retail loan originators at September 30, 2007 versus 373 at September 30, 2006 as a part of our efforts during the third quarter of 2007 to increase our production in the retail channel.

•	We conducted business from 12 more retail banking facilities at September 30, 2007 than at September 30, 2006.

•	We conducted business from 151 home lending centers at September 30, 2007, 66 more than at September 30, 2006, reflecting the increase in retail loan originations during the third quarter of 2007.

•	The home lending operation originated $6.6 billion in residential mortgage loans during the 2007 quarter versus $4.6 billion in the comparable 2006 quarter.
     Compensation and benefits expense increased $2.9 million during the 2007 period from the comparable 2006 period to $44.6 million, with the increase primarily attributable to additional staff and support personnel for the newly opened home lending and retail banking centers.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $0.3 million decrease. This decrease was primarily due to the reduced number of full-time non-performing loan originators, on average, during the period. New full time loan originators were hired during late August.

     The 15.3% increase in other expense during the 2007 period from the comparable 2006 period is reflective of the increased mortgage loan originations and the increased number of home lending and banking centers in operation during the period.
     During the three months ended September 30, 2007, we capitalized direct loan origination costs of $23.2 million, an increase of $0.1 million from $23.1 million for the comparable 2006 period. This 0.4% increase is a result of a $0.3 million decrease in commission expense and an increase in other direct loan origination costs during the 2007 period versus the 2006 period.
     Nine months. Non-interest expense, before capitalization of direct loan origination costs, increased $12.9 million to $282.5 million during the nine months ended September 30, 2007, from $269.6 million for the comparable 2006 period.
     Compensation and benefits expense increased $9.6 million during the 2007 period from the comparable 2006 period to $129.9 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly-opened banking centers.
     Commissions paid to the commissioned sales staff, on a year-over-year basis, decreased $3.3 million. This decrease was primarily due to the reduced number of full time, non-performing loan originators during the period.
     The 12.5% increase in other expense during the 2007 period from the comparable 2006 period is reflective of the increased mortgage loan originations and the increased number of home lending centers and banking centers in operation during the period, especially because of the substantial increase in retail loan originations and home lending centers during the third quarter 2007.
     During the nine months ended September 30, 2007, we capitalized direct loan origination costs of $65.6 million, a decrease of $4.7 million from $70.3 million for the comparable 2006 period. This 6.7% decrease is a result of the decrease in commission expense and other direct loan origination costs.
(Benefit) Provision for Federal Income Taxes
     For the three months ended September 30, 2007, our (benefit) provision for federal income taxes as a percentage of pretax (loss) earnings was (33.6)% compared to 34.8% in 2006. For the nine months ended September 30, 2007 and 2006, respectively, our (benefit) provision for federal income taxes as a percentage of pretax (loss) earnings was (26.1)% and 35.0%. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private securitization closed in March 2007 with a secondary closing in June 2007. The residual interest in this securitization was $22.4 million at September 30, 2007. In accordance with SFAS 155, “Accounting for Certain Hybrid Instruments,” management has elected to initially and subsequently measure this residual interest from the March 2007 securitization, and subsequent securitizations, at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value are recorded in operations in the period of the change.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products, increased from $617.5 million at December 31, 2006, to $1.2 billion at September 30, 2007. At September 30, 2007, approximately $48.3 million of these securities classified as available for sale were pledged as collateral under security repurchase agreements. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 1. Financial Statements herein.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.6 billion at December 31, 2006 to $1.3 billion at September 30, 2007. The decrease was attributable to the reclassification of $321.1 million in mortgage-backed securities that arose from a private on-balance sheet securitization of second mortgage fixed rate loans from mortgage-backed securities held to maturity to securities classified as available for sale. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 1. Financial Statements herein. At September 30, 2007, approximately $425.9 million of mortgage-backed securities were pledged as collateral under security repurchase agreements as compared to $1.0 billion at December 31, 2006.

     Other Investments. Our investment portfolio increased from $24.0 million at December 31, 2006, to $24.8 million at September 30, 2007. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. We generally sell or securitize our longer-term, fixed-rate mortgage loans, while we hold the shorter duration and adjustable rate mortgage loans for investment. At September 30, 2007, we held loans available for sale of $5.6 billion, which was an increase of $2.4 billion from $3.2 billion held at December 31, 2006. The amount of our loans available for sale depends upon the rate of production, our strategy to accumulate loans for private securitizations and the demand for loans in the secondary market.
     Loans Held for Investment. Loans held for investment at September 30, 2007 decreased $1.9 billion from December 31, 2006. A portion of the decrease was attributable to a $0.3 billion securitization of mortgage loans, a private securitization of approximately $0.7 billion of second mortgage loans that were transferred to loans available for sale and normal amortizations.
     The following table sets forth the composition of our investment loan portfolio as of the dates indicated (in thousands).
Loans Held for Investment

	September 30,	December 31,	September 30,
	2007	2006	2006
Mortgage loans	$4,938,083	$6,211,765	$6,427,010
Second mortgage loans	58,224	715,154	589,860
Commercial real estate loans	1,463,222	1,301,819	1,260,338
Construction loans	88,018	64,528	64,014
Warehouse lending	175,496	291,656	203,187
Consumer loans	291,889	340,157	365,288
Non-real estate commercial loans	19,800	14,606	14,484

Loans held for investment	7,034,732	8,939,685	8,924,181
Allowance for loan losses	(77,800)	(45,779)	(42,744)

Loans held for investment, net	$6,956,932	$8,893,906	$8,881,437

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
     During the third quarter of 2007, an increase in delinquency rates and an increase in seriously delinquent and non-performing loans, caused management to increase our overall allowance for loan losses. The overall delinquency rate increased in the third quarter of 2007 to 3.49% as of September 30, 2007, up from 1.34% as of December 31, 2006 and, for seriously delinquent loans, from 0.64% to 1.81%, respectively. At September 30, 2007, nonperforming loans totaled $127.5 million, an increase of $28.2 million over the second quarter of 2007. To better assess the extent of this credit exposure with respect to our commercial real estate portfolio, management conducted special reviews of commercial land and residential development loans amounting to approximately $234.6 million of outstanding principal in the third quarter of 2007. As a result of these reviews, management downgraded approximately $66.6 million and $40.1 million of outstanding principal to substandard and special mention classification, respectively. Substantially all of the loans that were downgraded to substandard have been evaluated for impairment under the impairment under the provisions of SFAS 114. In the third quarter of 2007, the provision for loan losses totaled $30.2 million, an increase of $18.7 million over the second quarter of 2007.
     The allowance for loan losses increased to $77.8 million at September 30, 2007 from $45.8 million at December 31, 2006. The allowance for loan losses as a percentage of non-performing loans decreased to 61.0% from 80.2% at December 31, 2006, which reflects the increase in non-performing loans (i.e., loans that are past due 90 days or more) to $127.5 million at September 30, 2007 compared to $57.1 million at December 31, 2006. The allowance for loan losses as a percentage of investment loans increased to 1.11% from 0.51% at December 31, 2006. As discussed above, the increase in the allowance for loan losses at September 30, 2007 reflects management’s assessment of the effect of increased levels of impaired and adversely classified loans, increased delinquency rates in most loan categories, and increased levels of charge-offs.

     The following table provides the amount of delinquent loans at the dates listed (dollars in thousands). At September 30, 2007, 70.6% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	September 30,	December 31,	September 30,
	2007	2006	2006
Days Delinquent:
30	$73,382	$40,140	$33,738
60	44,481	22,163	16,150
90+ delinquent and matured	127,506	57,071	55,464

Total	$245,369	$119,374	$105,352

Investment loans	$7,034,732	$8,939,685	$8,924,181

Delinquency % (Total)	3.49%	1.34%	1.18%

Delinquency % (90+ days and matured)	1.81%	0.64%	0.62%

     Flagstar calculates delinquent loans using a method required by the Office of Thrift Supervision, for regulatory reports that are submitted to the OTS each quarter. This method, also called the “OTS Method,” does not consider a loan to be delinquent until after the first day of the month following the month of a missed payment. Other companies with mortgage banking operations similar to ours use the Mortgage Bankers Association Method (“MBA Method”), which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $145.0 million, 60 day delinquencies equaled $73.3 million and 90 day delinquencies equaled $172.0 million at September 30, 2007. Total delinquent loans under the MBA Method were $390.3 million or 5.55% of loans held for investment at September 30, 2007, $237.9 million, or 2.66% of total loans held for investment at December 31, 2006 and at September 30, 2006 totaled $224.0 million, or 2.51% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2007	2006	2006

Beginning balance	$45,779	$39,140	$39,140
Provision for loan losses	49,941	17,213	25,450
Charge-offs
Mortgage loans	(12,453)	(7,008)	(9,833)
Consumer loans	(6,792)	(5,108)	(7,806)
Commercial loans	(379)	(1,354)	(1,414)
Construction loans	—	—	—
Other	(1,122)	(2,198)	(2,560)

Total charge-offs	(20,746)	(15,668)	(21,613)

Recoveries
Mortgage loans	536	489	665
Consumer loans	1,959	1,247	1,720
Commercial loans	1	40	40
Construction loans	—	—	—
Other	330	283	377

Total recoveries	2,826	2,059	2,802

Charge-offs, net of recoveries	(17,920)	(13,609)	(18,811)

Ending balance	$77,800	$42,744	$45,779

Net charge-off ratio	0.34%	0.19%	0.20%

     Accrued Interest Receivable. Accrued interest receivable increased from $52.8 million at December 31, 2006, to $63.8 million at September 30, 2007, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.

     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and, if so, whether such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it incurs on the loan. Loans that we repurchase and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have repurchased that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended September 30, 2007 and 2006, we repurchased $9.9 million and $13.3 million in unpaid principal balance of non-performing loans, respectively. In the nine months ended September 30, 2007 and 2006, we repurchased $35.6 million and $28.5 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $9.3 million and $9.6 million at September 30, 2007 and 2006, respectively. Repurchased assets are included within other assets in our consolidated financial statements.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $229.4 million at September 30, 2007, an increase of $10.2 million, or 4.7%, from $219.2 million at December 31, 2006. The increase reflects the continued expansion of our retail banking center network.
     Mortgage Servicing Rights. During the three months ended September 30, 2007, we capitalized $93.6 million, amortized $19.3 million, and did not sell any MSRs on a bulk basis. MSRs totaled $340.8 million at September 30, 2007 with an estimated fair value of approximately $385.6 million based on an internal valuation model that utilized an average discounted cash flow rate equal to 9.9%, an average cost to service of $42 per conventional loan and $55 per government or adjustable rate loan, and a weighted prepayment rate assumption of 17.3%. The servicing portfolio contained 181,651 loans and had a weighted average interest rate of 6.58%, a weighted average remaining term of 332 months, and a weighted average seasoning of 8 months. At December 31, 2006, the MSR balance was $173.3 million with an estimated fair value of $197.6 million based on our internal valuation model.
     During the nine months ended September 30, 2007, we capitalized $247.5 million, amortized $52.3 million and sold $27.7 million in MSRs.
     The principal balance of the loans underlying the MSRs was $26.7 billion at September 30, 2007 versus $15.0 billion at December 31, 2006, with the increase primarily attributable to having a lower volume of bulk MSR sales during the 2007 period. The capitalized value of the MSRs was 1.28% at September 30, 2007 and 1.15% at December 31, 2006 of the principal balance of the loans being serviced.
     The following table sets forth activity in loans serviced for others during the indicated periods (in thousands):
Activity of Mortgage Loans Serviced for Others

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$21,508,835	$22,379,937	$15,032,504	$29,648,088
Loan servicing originated	5,955,396	4,045,915	16,975,645	11,904,611
Loan amortization / prepayments	(764,618)	(757,630)	(2,361,297)	(2,738,450)
Loan servicing sales	(34,561)	(10,838,826)	(2,981,800)	(23,984,853)

Balance, end of period	$26,665,052	$14,829,396	$26,665,052	$14,829,396

     Other Assets. Other assets decreased $4.7 million, or 3.7%, to $121.8 million at September 30, 2007, from $126.5 million at December 31, 2006. The majority of this decrease was attributable to collections on various accounts receivable.

Liabilities
     Deposit Accounts. Deposit accounts increased $0.9 billion to $8.5 billion at September 30, 2007, from $7.6 billion at December 31, 2006, as certificates of deposit, municipal accounts and national accounts increased. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	September 30, 2007			December 31, 2006
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$392,872	1.59%	4.63%	$380,162	1.28%	4.99%
Savings accounts	171,381	2.30	2.02	144,460	1.55	1.89
MMDA	562,039	4.04	6.62	608,282	4.05	7.98
Certificates of deposit (1)	3,863,249	5.07	45.53	3,763,781	4.86	49.37

Total retail deposits	4,989,541	4.59	58.80	4,896,685	4.38	64.23

Municipal deposits	1,930,679	5.42	22.75	1,419,964	5.33	18.63
National accounts	1,208,129	4.51	14.24	1,062,646	3.66	13.94
Company controlled deposits(2)	357,207	0.00	4.21	244,193	0.00	3.20

Total deposits	$8,485,556	4.57%	100.0%	$7,623,488	4.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $3.2 billion and $2.6 billion at September 30, 2007 and December 31, 2006, respectively.

(2)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $1.9 billion at September 30, 2007, a 36.0% increase, as compared to $1.4 billion at December 31, 2006. These deposits were garnered from local government units within our retail banking market area.
     In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. For the nine month period ended September 30, 2006 and through June 30, 2007, we did not solicit any funds through the division because we believed other funding sources to be more attractive. Beginning in the third quarter of 2007, we began to again solicit funds through our national accounts division. National deposit accounts increased a net $0.1 billion to $1.2 billion at September 30, 2007, from $1.1 billion at December 31, 2006. At September 30, 2007, the national deposit accounts had a weighted maturity of 17 months.
     The Company controlled accounts increased $113.0 million to $357.2 million at September 30, 2007. This increase reflects the increase in mortgage loans serviced for others.
     FHLB Advances. Our borrowings from the FHLB, known as advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. Putable advances are usually for three or five-year terms and allow the FHLB to call the entire debt due on the nine month anniversary or any quarter thereafter, at its discretion. In return, such advances usually offer lower rates than bullet advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Short-term fixed rate term advances	$2,442,000	4.43%	$2,757,000	4.95%
Long-term fixed rate term advances	2,300,000	4.74%	2,150,000	4.28%
Fixed rate putable advances	1,650,000	4.24%	500,000	4.24%

Total	$6,392,000	4.49%	$5,407,000	4.62%

     FHLB advances increased $1.0 billion to $6.4 billion at September 30, 2007, from $5.4 billion at December 31, 2006. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.5 billion at September 30, 2007.

     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage-backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. Counterparties to these borrowings may require us to increase the amount of securities pledged as collateral if the fair value is adversely affected by market concerns about interest rates or general credit issues. We limit our counterparties to those that are considered Federal Reserve primary dealers. Such events could therefore increase our borrowing costs and, as more collateral is pledged, reduce our borrowing capacity.
     The following table presents security repurchase agreements outstanding (dollars in thousands):

	September 30,		December
	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Security repurchase agreements	$468,668	5.04%	$990,806	5.31%

     These repurchase agreements have maturities of less than 36 months. At September 30, 2007, security repurchase agreements were collateralized by $425.9 million of mortgage-backed securities held to maturity and $48.3 million of securities classified as available for sale. At December 31, 2006, security repurchase agreements were collateralized by $1.0 billion of mortgage-backed securities held to maturity.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. During the quarter ended September 30, 2007, our long-term debt increased as a result of a $15.5 million issuance of junior subordinated notes related to trust preferred securities. The new 30-year junior subordinated notes carry an interest rate of 3-month LIBOR plus 2.5%, equaling 8.04% at September 30, 2007, and are first redeemable on or after September 15, 2012. During the quarter ended June 30, 2007, our long term debt also increased as a result of a $25.8 million issuance of junior subordinated notes related to trust preferred securities. The new 30 year junior subordinated notes carry an interest rate of 3-month LIBOR plus 1.45%, equaling 7.14% at September 30, 2007, and are first redeemable on or after September 15, 2012. At September 30, 2007 and December 31, 2006, we had $248.7 million and $207.5 million of long-term debt, respectively.
     Accrued Interest Payable. Our accrued interest payable decreased $0.1 million from December 31, 2006 to $46.2 million at September 30, 2007. The decrease was principally due to the timing of our interest payments during the period.
     Federal Income Taxes Payable. Federal income taxes payable decreased $12.0 million to $17.7 million at September 30, 2007, from $29.7 million at December 31, 2006. This decrease is attributable to the benefit for federal income taxes on the loss and the change in federal income tax on other comprehensive income during the nine months ended September 30, 2007.
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
     The secondary market reserve increased $3.3 million to $27.5 million at September 30, 2007, from $24.2 million at December 31, 2006. This increase is attributable to the Company’s additional loan sales and an increase in expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three MonthsEnded		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$27,300	$20,600	$24,200	$17,550
Provision
Charged to gain on sale for current loan sales	2,697	1,626	7,611	4,052
Charged to other fees and charges for changes in estimates	(974)	5,072	4,046	11,681

Total	1,723	6,698	11,657	15,733
Charge-offs, net	(1,523)	(3,398)	(8,357)	(9,383)

Balance, end of period	$27,500	$23,900	$27,500	$23,900

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the reserves are adequate.
     Payable for Securities Purchased. During the nine months ended September 30, 2007, we settled our payable relating to security purchases made prior to December 31, 2006. At September 30, 2007, there were no unsettled trades pending for securities purchased.
LIQUIDITY AND CAPITAL
     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Our primary sources of funds are deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations and customer escrow accounts. We can also draw upon our $0.9 billion line of credit at the Federal Reserve discount window but had not used that facility as of September 30, 2007. While we believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future, there is currently illiquidity in the non-agency secondary mortgage market and reduced investor demand for mortgage-backed securities and loans in that market. Under these conditions, we use our liquidity, as well as our capital capacity, to hold increased levels of both securities and loans. While our liquidity and capital positions are currently sufficient, our capacity to retain loans and securities on our consolidated statement of financial condition is not unlimited, and we have revised our lending guidelines as a result of a prolonged period of secondary market illiquidity to primarily originate loans that could readily be sold to Fannie Mae and Freddie Mac or be insured.
     Retail deposits increased to $5.0 billion at September 30, 2007, as compared to $4.9 billion at December 31, 2006.
     Mortgage loans sold during the nine months ended September 30, 2007 totaled $17.0 billion, an increase of $5.1 billion from the $11.9 billion sold during the same period in 2006. This increase reflects our $5.3 billion increase in mortgage loan originations during the nine months ended September 30, 2007. We attribute this increase to a falling interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and an increase in market share. We sold 88.3% and 85.7% of our mortgage loan originations during the nine month periods ended September 30, 2007 and 2006, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.5 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At September 30, 2007, we had available collateral sufficient to access $7.4 billion of the line of which $1.0 billion was still available at September 30, 2007. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At September 30, 2007, we had arrangements to enter into security repurchase agreements, which is a form of collateralized short-term borrowing, with six different financial institutions (each of which is a primary dealer for Federal Reserve purposes). During the course of 2007, we have borrowed at least once from all six of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At September 30, 2007, our security repurchase agreements totaled $0.5 billion. Also at September 30, 2007, we had $1.2 billion of agency securities and $0.8 billion of non-agency securities available for uses as collateral in security repurchase agreements.
     During May 2007, we completed arrangements with the Federal Reserve Bank of Chicago (FRB) to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At September 30, 2007, we had pledged commercial loans amounting to $1.2 billion with a lendable value of $900 million. At September 30, 2007, we had no borrowings outstanding against this line of credit.
     At September 30, 2007, we had outstanding rate-lock commitments to lend $3.4 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $2.3 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2007, we had outstanding commitments to sell $3.9 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.8 billion at September 30, 2007, including $954.5 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $181.4 million at September 30, 2007. There was an additional $340.4 million in undrawn lines of credit contained within consumer loans.
     Stock Repurchase Plan. On January 31, 2007, the Company announced that the Board of Directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the Board of Directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expires on January 31, 2008. At September 30, 2007, $41.7 million has been used to repurchase 3.4 million shares under the plan. During October 2007, management announced that it does not expect to repurchase additional shares under the plan at this time.
     Regulatory Capital Adequacy. At September 30, 2007, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in nine separate private offerings to the capital markets and as to which $247.4 million of such securities were outstanding at September 30, 2007.

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
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. When conducting this evaluation, management also considered the facts and underlying circumstances that resulted in the restatement described in Note 11 of the Unaudited Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of this report. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended September 30, 2007, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
          There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
          The Company made no unregistered sales of its equity securities during the quarter ended September 30, 2007.
     Issuer Purchases of Equity Securities
          The Company made no purchases of its equity securities during the quarter ended September 30, 2007.
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

FLAGSTAR BANCORP, INC.

Date: November 8, 2007	/s/ Mark T. Hammond

Mark T. Hammond President and Chief Executive Officer (Duly Authorized Officer)

Date: November 8, 2007	/s/ Paul D. Borja

Paul D. Borja Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Description
11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer