Form 10-K/A
period 2006-12-31
FLAGSTAR BANCORP INC
filed 2008-03-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITITES EXCHANGE ACT OF 1933
OR

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 001-16577
FLAGSTAR BANCORP, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (248) 312-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐     No ☑
     The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($15.96 per share) as reported on the New York Stock Exchange on June 30, 2006, was approximately $607.5 million. The registrant does not have any non-voting common equity shares.

     As of February 23, 2007, 63,625,870 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

EXPLANATORY NOTE
On August 6, 2007, Flagstar Bancorp, Inc. (the “Company”) issued a press release and filed a related Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it would be restating its previously issued Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 and for the quarter ended March 31, 2007 in response to then-recently received comments from the SEC. The Company also announced that it was having continuing discussions with the SEC and that the ultimate resolution of those discussions might have an effect on the disclosures contained in our filings with the SEC.
This Amendment No. 1 (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 that was originally filed with the SEC on March 1, 2007 (the “Original Form 10-K”) is being filed in response to and as a result of comments received from the staff of the SEC. It includes the previously announced restatement of the Company’s Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2006, as well as revisions and additional disclosures based on additional comments subsequently received from the SEC staff. All of these revisions and additional disclosures are described below.
Except as required to reflect the items described below, no other modifications or updates have been made to the Original Form 10-K. Information not affected by items described below remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K (including with respect to exhibits), and do not modify or update disclosures (including forward-looking statements) that may have been affected by events or changes in facts occurring after the filing date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, as information in such filings may have updated or superseded certain information contained in this Form 10-K/A.
Part I. Item 1.
•	Revised the disclosure presented in Part I, Item 1, Business – Secondary Market Loan Sales and Securitization, to provide a more detailed description of our loan sale and securitization activities.

•	Revised the disclosure presented in Part I, Item 1, Business – Other Business Activities – Flagstar Credit, Inc., to provide information with respect to risks associated with our mortgage reinsurance operations.
Part II. Item 7.
•	Revised the disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Secondary Market Reserve, to provide additional information related to this critical accounting policy.

•	Revised the disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan Losses, to provide an expanded discussion of the period-to-period changes in our loan loss provision and our allowance for loan losses as well as changes and trends in the asset quality of our loan portfolios.

•	Clarified the disclosure presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-Interest Income – Loan Fees and Charges and Non-Interest Expense – SFAS 91, to remove the word “certain” to clarify our description of loan origination fees that are captured and amortized under Statement of Financial Accounting Standards (“SFAS”) 91.

•	Revised the presentation reflected in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Gain on Loan Sales, to provide information with respect to the components of our net gain on loan sales.

•	Expanded the presentation and disclosure of the facts and circumstances reflected in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Loss on Securities Available for Sale, resulting in the $6.1 million other-than-temporary impairment recognized on the private-label securitization completed in 2005, including our measurement process of the impairment.

•	Revised the presentation and disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loans Available for Sale, to reconcile the amounts included within the roll forward of loans available for sale to amounts presented in the Statements of Cash Flows.

•	Clarified the disclosure presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Repurchased Assets, to emphasize that repurchased assets are loans that the Company reacquired as a result of representation and warranty issues related to loan sales or securitizations rather than as a result of non-performance at the time of repurchase.

•	Expanded the disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Secondary Market Reserve, to provide additional information with respect to the time frame during which the loan sales remain subject to such customary representations and warranties.

•	Expanded the disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, to quantify the amount of dividends that can be paid by the Company’s subsidiaries to the Company without regulatory approval.

•	Revised the disclosure in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources - Borrowings, to clarify our maximum allowable borrowings from the Federal Home Loan Bank of Indianapolis.
Part II. Item 8.
•	Revised the presentation and disclosure to correct the misclassification of cash flows from the sale of certain mortgage loans held for investment and inappropriately classified as operating activities within the Consolidated Statements of Cash Flows, and cash flows from certain mortgage loans originated as available for sale and inappropriately classified as investing activities. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows.

•	Revised the presentation and disclosure to correct the misclassification of the non-cash portion of mortgage servicing rights resulting from the sale or securitization of mortgage loans and the retention of residual interests as part of securitization activities to be included as part of the supplemental activity within the Consolidated Statements of Cash Flows. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Consolidated Statements of Cash Flows.

•	Revised the disclosure presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies — Loans, to remove the word “certain” to clarify how loan origination fees are captured and amortized under SFAS 91. Additionally, clarified how cash flows will be categorized with respect to loans that have been reclassified.

•	Expanded the disclosure in Part II, Item 8, Financial Statements and Supplementary Data, Note 2 — Summary of Significant Accounting Policies — Secondary Market Reserve, to provide additional information with respect to the time frame during which customary representations and warranties apply to our loan sales.

•	Expanded the presentation and disclosure of the facts and circumstances resulting in the $6.1 million other-than- temporary impairment recognized on the private-label securitization completed in 2005, including the manner in which we measure such impairment. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 5 — Securities Available for Sale.

•	Expanded the presentation of the activity in the allowance for loan losses to disclose both gross charge-offs and related recoveries, rather than only net charge-offs. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 8 — Loans Held for Investment.

•	Revised the presentation and disclosure presented in Part II, Item 8, Financial Statements and Supplementary Data, Note 9 — Private-label Securitization Activity to include the weighted-average life of prepayable assets that we continue to hold as a result of securitization activities. Further, we revised the disclosure to include information required under SFAS 140, paragraph 17i(4), which includes a summary of collateral balances associated with servicing portfolio of loans sold, and of residual assets retained as a result of securitizations.

•	Revised the disclosure to specifically reflect the amounts of servicing fees, late fees and ancillary fees that are a part of the Company’s Non-Interest Income within Consolidated Statements of Earnings for all years presented. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 13 — Mortgage Servicing Rights. Additionally, we expanded the disclosure to reflect the weighted-average assumptions utilized during 2006 to capitalize our mortgage servicing rights including the assumption related to the weighted average life of our MSR’s.

•	Expanded the presentation and disclosure to include the net gain or loss from cash flow hedges reclassified to earnings as required by SFAS 133, paragraph 47. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 23 - Accumulated Other Comprehensive Income.

•	Expanded the disclosure to include information required in SFAS 133, paragraph 45(b), related to derivatives classified as cash flow hedges to include, among other things, a description of where the net gain or loss is reported in our Consolidated Statement of Earnings and a description of events that result in the reclassification of amounts from accumulated other comprehensive income into earnings, including an estimate of gains or losses that are expected to be reclassified into earnings within the following twelve months. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 26 — Derivative Financial Instruments.

•	Included additional disclosure to expand the description of our policy for issuing shares upon option exercise as required under SFAS 123(R), paragraph A240k. This revision is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 30 - Stock-Based Compensation — Stock Option Plan.

•	Expanded the disclosure related to our cash-settled stock appreciation rights to include information required under SFAS 123(R), paragraph A240c, A240g, and A240h: vesting terms and the total number of shares authorized and awarded; the weighted-average grant date fair value of rights issued during the year; total compensation costs recognized in income and the related tax benefit recognized; and total compensation costs related to non-vested awards not yet recognized and the weighted-average period over which the costs will be recognized. This additional disclosure is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 30 — Stock-Based Compensation — Cash-Settled Stock Appreciation Rights.

•	Expanded the disclosure to include a detailed description of the Company’s restricted stock unit plan, disclosing the vesting terms and the total number of restricted stock units authorized to be awarded, as required under SFAS 123(R), paragraph A240a. This additional disclosure is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 30 — Stock-Based Compensation — Restricted Stock Units.

•	Added a footnote to the consolidated financial statements to explain the restatement of our December 31, 2006, 2005 and 2004 Consolidated Statements of Cash Flows and to provide a reconciliation of the changes from the “Originally Reported” cash flows to the “As Restated” cash flows. This footnote is reflected in Part II, Item 8, Financial Statements and Supplementary Data, Note 33 — Restatement of Consolidated Financial Statements.

Employment Agreement dated February 28, 2007 of Thomas J. Hammond
Employment Agreement dated February 28, 2007 of Mark T. Hammond
Employment Agreement dated February 28, 2007 of Paul D. Borja
Employment Agreement dated February 28, 2007 of Kirstin A. Hammond
Employment Agreement dated February 28, 2007 of Robert O. Rondeau Jr.
List of Subsidiaries of the Company
Consent of Virchow, Krause & Company, LLP
Consent of Grant Thornton LLP
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer
Cautions Regarding Forward-Looking Statements
     This report contains certain forward-looking statements with respect to the financial condition; results of operations, plans, objectives, future performance and business of Flagstar Bancorp, Inc (“Flagstar” or “Company”) and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions. There are a number of important factors that could cause our future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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
Operating Segments
     Our business is comprised of two operating segments— banking and home lending. Our banking operation offers a line of consumer and commercial financial products and services to individuals and to small and middle market businesses through a network of banking centers (i.e., our bank branches) in Michigan, Indiana, and Georgia. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 28 to our consolidated financial statements included in this report under Item 8. Financial Statements and Supplementary Data. A more detailed discussion of our two operating segments is set forth below.
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
     While our primary investment vehicle is single-family first mortgage loans originated or acquired by our home lending operation, our banking operation offers consumer and commercial financial products and services to individuals and to small to middle market businesses. During the past three years, we have placed increasing emphasis on commercial real estate lending and on second mortgage lending as an add-on to our national mortgage lending platform. In 2006, we expanded our commercial real estate lending to add 17 states to diversify our lending activity beyond Michigan, Indiana and Georgia.
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
     Secondary Market Loan Sales and Securitizations. The following table indicates the breakdown of our loan sales/securitizations by principle channel for the period as indicated:

	For the Year Ended December 31,
	2006	2005	2004
	Principal Sold	Principal Sold	Principal Sold
	%	%	%
Agency Securitizations	83.14%	89.56%	95.35%
Whole Loan Sales	14.57%	7.88%	4.65%
Private Securitizations	2.29%	2.56%	0.00%

Total	100.00%	100.00%	100.00%

     We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. In general, we securitize our longer-term, fixed-rate loans for sale and hold the shorter duration and adjustable rate loans for investment.
     Most of the mortgage loans that we sell are securitized through the Agencies. In an Agency securitization, we exchange mortgage loans that are owned by us for mortgage-backed securities that are guaranteed by Fannie Mae or Freddie Mac or insured through Ginnie Mae and are collateralized by the same mortgage loans that were exchanged. Most or all of these mortgage-backed securities may then be sold to secondary market investors, which may be the Agencies or other third parties in the secondary market. We receive cash payment for these securities upon the settlement dates of the respective sales, at which time we also transfer the related mortgage-backed securities to the purchaser.
     We have also securitized a smaller portion of our mortgage loans through a process which we refer to as a private-label securitizations, to differentiate it from an Agency securitization. In our private-label securitizations, we sell mortgage loans to a wholly-owned bankruptcy remote special purpose entity, which then sells the mortgage loans to a separate, transaction-specific trust in exchange for cash and certain interests in the securitization trust and securitized mortgage loans. Each securitization trust issues and sells mortgage-backed securities to third party investors that are secured by payments on the mortgage loans. These securities are commonly rated by at least two of the nationally recognized statistical rating organizations. We have no obligation to provide credit support to either the third-party investors or the securitization trusts, although we are required to make certain servicing advances with respect to mortgage loans in the trusts. Neither the third-party investors nor the securitization trusts generally have recourse to our assets or us and have no ability to require us to repurchase their mortgage-backed securities. We do not guarantee any mortgage-backed securities issued by the securitization trusts. We do make certain customary representations and warranties concerning the mortgage loans as discussed below, and if we are found to have breached a representation or warranty, we could be required to repurchase the mortgage loan from the applicable securitization trust. Each securitization trust represents a “qualifying special purpose entity”, which meets the certain criteria of Statement of Financial Accounting Standards (“SFAS”) 140, and therefore is not consolidated for financial reporting purposes.
     In addition to the cash we receive from the securitization of mortgage loans, we retain certain interests in the securitized mortgage loans and the securitization trusts. Such retained interests include residual interests, which arise as a result of our private-label securitizations, and mortgage servicing rights (“MSR’s”), which can arise as a result of our Agency securitizations, our private-label securitizations, or both.
     The residual interests created upon the issuance of private-label securitizations, represent the first loss position and are not typically rated by any nationally recognized statistical rating organization. The value of residual interests represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. Excess cash flows are dependent upon various factors, including estimated prepayment speeds, credit losses and over-collateralization requirements. Residual interests are not typically entitled to any cash flows unless the over-collateralization account, which represents the difference between the bond balance and the collateral underlying the security, has reached a certain level and unless certain expenses are paid. The over-collateralization requirement may increase if certain events occur, such as increases in delinquency rates or cumulative losses. If certain expenses are not paid or over-collateralization requirements are not met, the trustee applies cash flows to the over-collateralization account until such requirements are met and no excess cash flows would flow to the residual interests. A delay or reduction in the excess cash flows will result in a lower valuation of the residual interests.
     Residual interests are designated by us as available-for-sale securities at the time of securitization and are periodically evaluated for impairment. These residual interests are marked to market with changes in the value recognized in other comprehensive income net of tax. If residual interests are deemed to be impaired and the impairment is other-than-temporary, the impairment is recognized in the current period earnings. We use an internally developed model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and, to a lesser degree, discount rates. On an annual basis, the value of our residual interests is reviewed by an outside valuation expert.
     When we sell or securitize mortgage loans, we may retain the servicing, or MSRs, of the mortgage loans. We may then sell these MSRs to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize. When we retain MSRs, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees.
     When we sell mortgage loans, whether through Agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $24.2 million and $17.6 million at December 31, 2006 and 2005, respectively.
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
     Flagstar Credit, Inc. Flagstar Credit, Inc. (“FCI”) is a wholly-owned subsidiary of the Company that provides credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year. With each of the pools, all of the primary risk associated with a pool is initially borne by one or more unaffiliated private mortgage insurance companies. A portion of the risk is then ceded to FCI by the primary insurance company, which remains principally liable for the entire amount of the primary risk. To effect this, the private mortgage insurance company provides loss coverage for all foreclosure losses up to the entire amount of the “insured risk” with respect to each pool of loans. The respective private mortgage insurance company then cedes a portion of that risk to FCI and pays FCI a corresponding portion of the related premium. The mortgage insurance company usually retains the portion of the insured risk ranging from 0% to 5% and from 10.01% to 100% of the insured risk. FCI’s share of the total amount of the insured risk is an intermediate tranche of credit enhancement risk, which covers the 5.01% to 10% range and, therefore its maximum exposure at any time equals 5% of the insured risk of the insured pools. At December 31, 2006, FCI’s maximum exposure amounted to $110.7 million. Pursuant to our individual agreements with the private mortgage insurance companies, we are obliged to maintain cash in a separately managed account for the benefit of these mortgage insurance companies to cover any losses experienced in the portion ceded to us. The amounts we maintain are determined periodically by these companies and reflect their overall assessment at that time of our probability of maximum loss related to our ceded portion and the related severity of such loss. Pursuant to these agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we are required to maintain in this separately managed account. At December 31, 2006, this separately managed account had a balance of $23.3 million. However, we believe the actual risk of loss is much lower because the credit enhancement is provided on an aggregated pool basis rather than on an individual loan basis. Also, FCI’s obligation is subordinated to the primary insurers, and we believe that the insured mortgage loans are fully collateralized. As such, while FCI does bear some risk in the structure, we believe FCI’s actual risk exposure is minimal. As of December 31, 2006 and to date, no claim has yet been made against FCI on the mortgage loan credit enhancement it provides.
     Subsequent to December 31, 2006, we formed a new reinsurance company called Flagstar Reinsurance Company (“FRC”) as a wholly-owned subsidiary of the Company. With the approval of each of the mortgage insurers, all of the assets of FCI were transferred to FRC effective October 1, 2007, all actual and contingent liabilities that FCI had at the time were assumed by FRC without any further recourse to FCI, and FRC succeeded to all rights and obligations of the agreements with the mortgage insurers. Following this transfer, FRC has continued the operations of FCI without change and FCI ceased operations.
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

	Number of		Number of Securities
	Securities to Be	Weighted-Average	Remaining Available
	Issued Upon	Exercise Price of	for Future Issuance
	Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

Equity Compensation Plans approved by security holders (1)	3,029,737	$13.79	5,289,094

Total	3,029,737	$13.79	5,289,094

(1)	Consists of our 2006 Equity Incentive Plan, which provides for the granting of stock options, incentive stock options, cash- settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Equity Incentive Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Equity Incentive Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights expire seven years from the date of grant. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Equity Incentive Plan.
Sale of Unregistered Securities
     The Company made no unregistered sales of its common stock during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities
     The following table shows shares of our common stock that we purchased in the fourth quarter of 2006.

Maximum
Approximate
Dollar Value
(in millions)
	Total		Total Number of	of Shares
	Number of	Average	Shares Purchased	that May Yet
	Shares	Price	as Part of Publicly	Be Purchased
	Purchased	Paid Per	Announced Plans	Under the Plans
Period	(a)	Share	or Programs	or Programs (b)

October 2006	—	—	—	—
November 2006	240	$14.76	—	—
December 2006	—	—	—	—

Total	240	$14.76	—	—

(a)	All of the shares purchased by the Company during the fourth quarter of 2006 were related to awards of our common stock given to our employees in recognition of their 10th anniversary with the Company.

(b)	On January 31, 2007, the Company announced that our board of directors adopted a Stock Repurchase Program under which we are authorized to repurchase up to $40.0 million worth of our outstanding common stock. On February 27, 2007, the Company announced that the board of directors had increased the authorized repurchase amount from $40.0 million to $50.0 million. This program expires in twelve months from January 31, 2007. No shares have been repurchased under this plan.

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Summary of Consolidated Statements of Earnings:
Interest income	$800,866	$708,663	$563,437	$503,068	$441,796
Interest expense	585,919	462,393	340,146	308,482	263,880

Net interest income	214,947	246,270	223,291	194,586	177,916
Provision for loan losses	25,450	18,876	16,077	20,081	27,126

Net interest income after provision for loan losses	189,497	227,394	207,214	174,505	150,790
Other income	202,161	159,448	256,121	465,877	242,737
Operating and administrative expenses	275,637	262,887	243,005	252,915	226,121

Earnings before federal income tax provision	116,021	123,955	220,330	387,467	167,406
Provision for federal income taxes	40,819	44,090	77,592	135,481	59,280

Earnings before a change in accounting principle	75,202	79,865	142,738	251,986	108,126
Cumulative effect of a change in accounting principle	—	—	—	—	18,716

Net earnings	$75,202	$79,865	$142,738	$251,986	$126,842

Earnings per share before a change in accounting principle
Basic	$1.18	$1.29	$2.34	$4.21	$1.85
Diluted	$1.17	$1.25	$2.22	$3.95	$1.75
Earnings per share from cumulative effect of a change in accounting principle
Basic	—	—	—	—	$0.32
Diluted	—	—	—	—	$0.30

Net earnings per share — basic	$1.18	$1.29	$2.34	$4.21	$2.17
Net earnings per share — diluted	$1.17	$1.25	$2.22	$3.95	$2.05

Dividends per common share	$0.60	$0.90	$1.00	$0.50	$0.12

Dividend payout ratio	51%	70%	43%	11%	7%

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Summary of Consolidated Statements of Financial Condition:
Total assets	$15,497,205	$15,075,430	$13,143,014	$10,553,246	$8,195,840
Mortgage-backed securities held to maturity	1,565,420	1,414,986	20,710	30,678	39,110
Loans receivable	12,128,480	12,349,865	12,065,465	9,599,803	7,287,338
Mortgage servicing rights	173,288	315,678	187,975	260,128	230,756
Total deposits	7,379,295	7,979,000	7,379,655	5,680,167	4,373,889
FHLB advances	5,407,000	4,225,000	4,090,000	3,246,000	2,222,000
Security repurchase agreements	990,806	1,060,097	—	—	—
Stockholders’ equity	812,234	771,883	728,954	638,801	405,430
Other Financial and Statistical Data
Tangible capital ratio	6.37%	6.26%	6.19%	7.34%	6.61%
Core capital ratio	6.37%	6.26%	6.19%	7.34%	6.61%
Total risk-based capital ratio	11.55%	11.09%	10.97%	13.30%	11.81%

Equity-to-assets ratio (at the end of the period)	5.24%	5.12%	5.54%	6.05%	4.95%

Equity-to-assets ratio (average for the period)	5.29%	5.07%	5.68%	5.17%	4.68%
Book value per share	$12.77	$12.21	$11.88	$10.53	$6.85
Shares outstanding	63,605	63,208	61,358	60,675	59,190
Average shares outstanding	63,588	62,128	61,057	59,811	58,350
Mortgage loans originated or purchased	$18,966,354	$28,244,561	$34,248,988	$56,550,735	$43,391,116
Other loans originated or purchased	1,241,588	1,706,246	995,429	609,092	388,006
Loans sold	16,370,925	23,451,430	28,937,576	51,922,757	40,495,894
Mortgage loans serviced for others	15,032,504	29,648,088	21,354,724	30,395,079	21,586,797

Capitalized value of mortgage servicing rights	1.15%	1.06%	0.88%	0.86%	1.07%
Interest rate spread — consolidated	1.42%	1.74%	1.87%	2.01%	2.76%
Net interest margin — consolidated	1.54%	1.82%	1.99%	2.16%	2.80%
Interest rate spread — bank only	1.41%	1.68%	1.85%	1.91%	2.68%
Net interest margin — bank only	1.63%	1.88%	2.08%	2.40%	3.00%
Return on average assets	0.49%	0.54%	1.17%	2.50%	1.76%
Return on average equity	9.42%	10.66%	20.60%	48.35%	37.61%
Efficiency ratio	66.1%	64.8%	50.7%	38.3%	53.8%
Net charge off ratio	0.20%	0.16%	0.16%	0.35%	0.51%
Ratio of allowance to investment loans	0.51%	0.37%	0.36%	0.55%	0.99%

Ratio of non-performing assets to total assets	1.03%	0.98%	0.99%	1.01%	1.51%
Ratio of allowance to non-performing loans	80.2%	60.7%	67.2%	64.9%	57.9%
Number of banking centers	151	137	120	98	86
Number of home loan centers	76	101	112	128	92

Note:	All per share data has been restated for the 2 for 1 stock split on May 15, 2003, and for the 3 for 2 stock split completed on May 31, 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.
          Like our other critical accounting policies, our secondary market reserve is highly dependent on subjective and complex judgments and assumptions. We began to specifically account for this risk in 2003 and have continued to enhance our estimation process and adjust our assumptions. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, improvements to technology in the underwriting process, expectation of credit loss on repurchased loans, expectation of loss from indemnification payments made to loan purchasers, the expectation of the mix between repurchased loans and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and lend to judgments that are susceptible to change.
Results of Operations
          Net Interest Income
          2006. During 2006, we recognized $214.9 million in net interest income, which represented a decrease of 12.7% compared to the $246.3 million reported in 2005. Net interest income represented 51.5% of our total revenue in 2006 as compared to 60.7% in 2005. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. At December 31, 2006, we had an average balance of $14.0 billion of interest-earning assets, of which approximately $12.2 billion were loans receivable. Interest income recorded on these loans included the amortization of net premiums and net deferred loan origination costs. Partially offsetting the increase in earning assets was an increase in our cost of funds. Our interest-earning assets are funded with deposits and other short-term liabilities, primarily borrowings from the FHLB and security repurchase agreements. Typically, there is a spread between the long-term rates we earn on these mortgage loans and the short-term rates we pay on our funding sources. During 2006, the spread between these interest rates narrowed and then inverted, as short-term rates increased faster than the increase in long-term rates. The average cost of interest-bearing liabilities increased 23.8%, from 3.49% during 2005 to 4.32% in 2006, while the average yield on interest-earning assets increased only 9.8%, from 5.23% during 2005 to 5.74% in 2006. As a result, our interest rate spread during 2006 was 1.42% at year-end. The compression of our interest rate spread during the year caused our interest rate margin for 2006 to decrease to 1.54% from 1.82% during 2005. The adverse effect of the spread compression was offset in part by the increase in our ratio of interest-earning assets to interest-bearing liabilities, from 102% in 2005 to 103% in 2006. The Bank recorded an interest rate margin of 1.63% in 2006, as compared to 1.88% in 2005.
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

	For the Years Ended December 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Interest-Earning Assets:
Loans receivable, net	$12,166,346	$711,037	5.84%	$13,128,224	$688,791	5.25%	$11,103,829	$559,902	5.04%

Mortgaged backed securities	1,555,930	77,607	4.99%	370,405	19,019	5.13%	25,893	1,459	5.63%
Other	229,117	12,222	5.33%	51,737	853	1.65%	66,627	2,076	3.12%

Total interest-earning assets	13,951,393	$800,866	5.74%	13,550,366	$708,663	5.23%	11,196,349	$563,437	5.03%
Other assets	1,330,755			1,240,143			1,002,029

Total assets	$15,282,148			$14,790,509			$12,198,378

Interest-Bearing Liabilities:
Deposits	$8,030,276	$331,516	4.13%	$7,971,506	$253,292	3.18%	$6,724,568	$167,765	2.49%
FHLB advances	4,270,660	187,756	4.40%	4,742,079	182,377	3.85%	3,631,851	143,914	3.96%

Security repurchase agreements	1,028,916	52,389	5.09%	187,585	7,953	4.24%	—	—	—
Other	232,149	14,258	6.14%	347,224	18,771	5.41%	413,913	28,467	6.88%

Total interest-bearing liabilities	$13,562,001	$585,919	4.32%	$13,248,394	$462,393	3.49%	$10,770,332	$340,146	3.16%
Other liabilities	921,655			792,781			734,994
Stockholders’ equity	798,492			749,334			693,052

Total liabilities and stockholders equity	$15,282,148			$14,790,509			$12,198,378

Net interest-earning assets	$389,392			$301,972			$426,017

Net interest income		$214,947			$246,270			$223,291

Interest rate spread(1)			1.42%			1.74%			1.87%

Net interest margin (2)			1.54%			1.82%			1.99%

Ratio of average interest- earning assets to interest- bearing liabilities			103%			102%			104%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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
          The increase in the provision during 2006 as compared to 2005, which increased the allowance for loan losses to $45.8 million at December 31, 2006 from $39.1 million at December 31, 2005, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and also the increase in overall loan delinquencies (i.e., loans at least 30 days past due) in 2006. Net charge-offs in 2006 totaled $18.8 million as compared to $18.1 million in 2005, reflecting increased charge-offs of home equity and second mortgage loans and of overdrafts from checking accounts. As a percentage of the average loans held for investment, net charge-offs in 2006 increased to 0.20% from 0.16% in 2005. At the same time, overall loan delinquencies increased to 1.34% of total loans held for investment at December 31, 2006 from 1.10% at December 31, 2005, Total delinquent loans increased to $119.3 million in 2006 as compared to $115.9 million in 2005. The increase in delinquencies related primarily to residential mortgage loans, increasing to 1.59% at December 31, 2006 from 1.16% at December 31, 2005, as well as slight increases in delinquencies of home equity and second mortgage loans.
          The increase in the provision during 2005 to $18.9 million from $16.1 million during 2004 increased the allowance for loan losses to $39.1 million at December 31, 2005 as compared to $38.3 million at December 31. 2004. The 2005 provision principally reflects net charge-offs of $18.1 million during the year, as compared to $15.6 million during 2004. Overall loan delinquencies (i.e., loans at least 30 days past due) also increased at December 31, 2005 to $115.9 million, or 1.10% of total loans held for investment, from $104.0 million, or 0.99%, at December 31, 2004, with 2005 delinquencies increasing principally in residential mortgage loans, to 1.16%, or $95.7 million at December 31, 2005 from 1.02%, or $88.5 million at December 31, 2004, and commercial real estate loans.
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
          Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. In each period, we recorded fee income net of any fees deferred for the purposes of complying with SFAS 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” During 2006, we recorded gross loan fees and charges of $50.9 million, a decrease of $20.7 million from the $71.6 million recorded in 2005 and the $83.0 million recorded in 2004. The decline in loan fees and charges resulted from a reduction in the volume of loans originated during 2006 compared to 2005 and 2004. To a large degree, the decrease in loan originations during 2006 was attributable to a continuing decline in mortgage refinancings in the overall market as a result of stabilizing or increasing interest rates on single-family mortgage loans.
          In accordance with SFAS 91, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During 2006, we deferred $43.4 million of fee revenue in accordance with SFAS 91, compared to $59.0 million and $65.0 million, respectively, in 2005 and 2004.
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
          The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold and securitized within the period (dollars in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Net gain on loan sales	$42,381	$63,580	$77,819

Loans sold and securitized	$16,370,925	$23,451,430	$28,937,576
Spread achieved	0.26%	0.27%	0.27%
          2006. Net gain on loan sales totaled $42.4 million during 2006, a 33.3% decrease from the $63.6 million realized during 2005. During 2006, the volume of loans sold and securitized totaled $16.4 billion, a 30.2% decrease from the $23.5 billion of loan sales in 2005. Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $(4.4) million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. Lower of costs or market adjustments on loans transferred to held for investment amounted to $2.0 million and $87,000 for the years ended December 31, 2006 and 2005, respectively. Provisions to our secondary market reserve amounted to $5.9 million and $5.3 million, for the years ended December 31, 2006 and 2005, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $223.9 million and $329.0 million for the years ended December 31, 2006 and 2005, respectively.
          2005. Net gains on loan sales totaled $63.6 million during 2005, an 18.3% decrease from the $77.8 million realized during 2004. During 2005, the volume of loans sold and securitized totaled $23.5 billion, an 18.7% decrease from the $28.9 billion of loan sales in 2004. Our calculation of net gain on loan sales reflects changes in SFAS 133, lower of cost or market adjustments and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $2.9 million and $357,000 for the years ended December 31, 2005 and 2004, respectively. Lower of costs or market adjustments on loans transferred to held for investment amounted to $87,000 and $0 for the years ended December 31, 2005 and 2004, respectively. Provisions to our secondary market reserve amounted to $5.3 million and $5.9 million, for the years ended December 31, 2005 and 2004, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $329.0 million and $318.0 million for the years ended December 31, 2005 and 2004, respectively.
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
          The $6.1 million in impairment charges on our residual interest in 2006 resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, we completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. In determining the appropriate assumptions to model the transaction, we utilized our recent history of similar products, available industry information and advice from third party consultants experienced in securitizations. At the same time, we had observed prepayment speeds in the 30%-35% constant prepayment rate (“CPR”) range for our portfolio, which was consistent with the available industry data. After consulting with our advisors, we utilized a 40% CPR assumption in our modeling in order to reflect our belief that there would be only a modest increase in the prepayment speeds in the near term due to our expectations of interest rate movements and the possibility of an inverted yield curve. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated. We attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. We also noted that this increased prepayment speed with HELOCs was occurring industry-wide. The appropriateness of adjusting the model’s prepayment speed upward was validated by both a third party valuation firm and our own backtesting procedures. Based on this information, we adjusted our cash flow model to incorporate our updated prepayment speed during the first quarter of 2006. As a result, at March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. We further analyzed the result and determined that approximately $3.5 million of the deterioration was other than temporary. An additional amount of the deterioration was deemed to be temporary and recorded as a portion of other comprehensive income. This was based on our belief, following further discussions with our advisors, that prepayment speeds would moderate during the year as the portfolio seasoned. However, as the yield curve continued to flatten and even invert during the third and fourth quarters of 2006, prepayment speeds not only failed to moderate, but actually accelerated. Additionally, based on our analysis, we did not believe that the inverted yield curve would only be a short-term phenomenon. Based on these factors and our cash flow models, we determined that additional other than temporary impairment had taken place. Such amounts were recorded as identified and resulted in the $6.1 million in impairment charges for 2006.
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
          The following table shows the activity in our portfolio of loans available for sale during the past five years:
LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance, beginning of year	$1,773,394	$1,506,311	$2,759,551	$3,302,212	$2,746,791
Loans originated, net	18,057,340	25,202,205	31,943,915	55,866,218	43,703,804
Loans sold servicing retained, net	(13,974,425)	(21,608,937)	(27,749,138)	(49,681,387)	(39,261,704)
Loans sold servicing released, net	(2,395,466)	(1,855,700)	(1,352,789)	(2,461,326)	(1,297,372)
Loan amortization/ prepayments	(1,246,419)	(1,040,315)	(1,798,137)	(1,652,811)	(461,983)
Loans transferred from (to) various loan portfolios, net	974,370	(430,170)	(2,297,091)	(2,613,355)	(2,127,324)

Balance, end of year	$3,188,795	$1,773,394	$1,506,311	$2,759,551	$3,302,212

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
LOANS HELD FOR INVESTMENT, BY RATE

	Fixed	Adjustable	Rate
	Rate	Rate	Total
	(In thousands)
Mortgage loans	$713,529	$5,498,236	$6,211,765
Second mortgage loans	594,237	120,917	715,154
Commercial real estate loans	616,012	685,807	1,301,819
Construction loans	22,508	42,020	64,528
Warehouse lending	—	291,656	291,656
Consumer	94,593	245,564	340,157
Non-real estate commercial loans	4,167	10,439	14,606

Total	$2,045,046	$6,894,639	$8,939,685

          The two tables below provide detail for the activity and the balance in our loans held for investment portfolio over the past five years.
LOANS HELD FOR INVESTMENT

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Mortgage loans	$6,211,765	$8,248,897	$8,693,768	$5,478,200	$2,579,448
Second mortgage loans	715,154	700,492	196,518	141,010	214,485
Commercial real estate loans	1,301,819	995,411	751,730	549,456	445,668
Construction loans	64,528	65,646	67,640	58,323	54,650
Warehouse lending	291,656	146,694	249,291	346,780	558,782
Consumer loans	340,157	410,920	591,107	259,656	124,806
Non-real estate commercial loans	14,606	8,411	9,100	8,638	8,912

Total loans held for investment portfolio	8,939,685	10,576,471	10,559,154	6,842,063	3,986,751
Allowance for loan losses	(45,779)	(39,140)	(38,318)	(37,828)	(39,389)

Total loans held for investment portfolio, net	$8,893,906	$10,537,331	$10,520,836	$6,804,235	$3,947,362

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance, beginning of year	$10,576,471	$10,559,154	$6,842,063	$3,986,751	$3,166,732
Loans originated	2,406,068	5,101,206	4,840,028	1,901,105	586,809
Change in lines of credit	(244,666)	186,041	(189,696)	1,267,338	331,826
Loans transferred (to) from various portfolios, net	(1,018,040)	400,475	2,297,091	2,613,355	2,127,324
Loan amortization / prepayments	(2,696,441)	(5,622,989)	(3,190,640)	(2,890,680)	(2,177,918)
Loans transferred to repossessed assets	(83,707)	(47,416)	(39,692)	(35,806)	(48,022)

Balance, end of year	8,939,685	$10,576,471	$10,559,154	$6,842,063	$3,986,751

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
          The following tables set forth certain information regarding our allowance for loan losses as of December 31, and activity in the allowance for loan losses during the past five years:
ALLOWANCE FOR LOAN LOSSES

	At December 31, 2006
	Investment	Percent		Percentage
	Loan	of	Reserve	to Total
	Portfolio	Portfolio	Amount	Reserve
	(Dollars in thousands)
Mortgage loans	$6,211,765	69.5%	$16,355	35.7%
Second mortgages	715,154	8.0	6,627	14.5
Commercial real estate	1,301,819	14.5	7,748	16.9
Construction	64,528	0.7	762	1.7
Warehouse lending	291,656	3.3	672	1.5
Consumer	340,157	3.8	11,091	24.2
Commercial non-real estate	14,606	0.2	362	0.8
Unallocated	—	0.0	2,162	4.7

Total	$8,939,685	100.0%	$45,779	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Reserve	Total		Total	Reserve	Total	Reserve	Total	Reserve	Total
	Amount	Loans	Reserve Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Mortgage loans	$16,355	69.5%	$20,466	78.0%	$17,304	82.0%	$20,347	80.1%	$26,008	64.7%
Second mortgages	6,627	8.0%	7,156	6.6%	3,318	1.9%	2,129	2.1%	3,502	5.4%
Commercial real estate	7,748	14.5%	5,315	9.4%	2,319	7.1%	7,532	8.0%	2,823	11.2%
Construction	762	0.7%	604	0.6%	3,538	0.6%	2,380	0.8%	2,852	1.4%
Warehouse lending	672	3.3%	334	1.4%	5,167	2.4%	273	5.1%	385	14.0%
Consumer	11,091	3.8%	3,396	3.9%	4,924	5.9%	3,710	3.8%	2,571	3.1%
Commercial non- real estate	362	0.2%	729	0.1%	1,748	0.1%	1,457	0.1%	1,248	0.2%
Unallocated	2,162	—	1,140	—	—	—	—	—	—	—

Total	$45,779	100.0%	$39,140	100.0%	$38,318	100.0%	$37,828	100.0%	$39,389	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Beginning balance	$39,140	$38,318	$37,828	$39,389	$29,417
Provision for loan losses	25,450	18,876	16,077	20,081	27,126

Charge-offs
Mortgage loans	(9,833)	(11,853)	(14,629)	(20,455)	(14,263)
Consumer loans	(7,806)	(4,713)	(1,147)	(881)	(1,234)
Commercial loans	(1,414)	(3,055)	(680)	(1,048)	(1,067)
Construction loans	—	—	(2)	(313)	(5)
Other	(2,560)	(286)	(717)	(298)	(1,078)

Total charge offs	(21,613)	(19,907)	(17,175)	(22,995)	(17,647)
Recoveries
Mortgage loans	665	1,508	1,081	641	5
Consumer loans	1,720	247	242	393	78
Commercial loans	40	98	265	114	410
Construction loans	—	—	—	—	—
Other	377	—	—	205	—

Total recoveries	2,802	1,853	1,588	1,353	493

Charge-offs, net of recoveries	(18,811)	(18,054)	(15,587)	(21,642)	(17,154)

Ending balance	$45,779	$39,140	$38,318	$37,828	$39,389

Net charge-off ratio	0.20%	0.16%	0.16%	0.35%	0.51%

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
	((In thousands)
Beginning balance	$47,724	$37,823	$36,778	$45,094	$38,868
Additions	83,707	48,546	42,668	38,991	45,488
Disposals	(50,436)	(38,645)	(41,623)	(47,307)	(39,262)

Ending balance	$80,995	$47,724	$37,823	$36,778	$45,094

          Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of the repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During 2006 and 2005, we repurchased $68.4 million and $56.5 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the repurchased assets totaled $9.6 million and $13.6 million at December 31, 2006 and 2005, respectively, and is included within other assets in our consolidated statements of financial condition.
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
          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $24.2 million and $17.6 million at December 31, 2006 and 2005, respectively. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.
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
          We paid a total cash dividend of $38.1 million on our common stock during 2006. Any payment of dividends in the future is subject to the determination of our board of directors. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must notify the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period provides the OTS with an opportunity to object to the proposed distribution if it believes that the distribution would not be advisable. Under certain conditions OTS prior approval, rather than just prior notice is required. We currently qualify for notifying the OTS prior to declaring dividends and do not require prior OTS approval.
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
          Borrowings. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. At December 31, 2006, our advances from the FHLB totaled $5.4 billion. Through January 2007, we had an authorized line of credit equal to $6.75 billion, which we could draw upon subject to providing a sufficient amount of loans as collateral. At December 31, 2006, we had available collateral sufficient to access $6.5 billion of the line of which $1.1 billion was still available at December 31, 2006. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing. Beginning in February 2007, we have authority and approval from the FHLB to utilize up to $7.5 billion in collateralized borrowings.
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

At December 31,
2006					2005
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$908	6.19%	$(428)	(32.0)%	300	$1,022	7.10%	$(288)	(22.0)%
200	1,099	7.32	(237)	(17.7)	200	1,166	7.93	(144)	(11.0)
100	1,257	8.19	(79)	(5.9)	100	1,278	8.54	(32)	(5.2)
Current	1,336	8.56	—	—	Current	1,310	8.64	—	—
-100	1,281	8.14	(55)	(4.1)	-100	1,192	7.83	(118)	(9.0)
-200	1,206	7.62	(130)	(9.8)	-200	1,053	6.90	(257)	(19.7)

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
/s/ Virchow, Krause & Company, LLP
Southfield, Michigan
February 26, 2007
(March 6, 2008 as to the effects of the restatement discussed in Note 33)

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
          As discussed in Note 33, the Company has restated its statement of cash flows.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Flagstar Bancorp, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Southfield, Michigan
March 21, 2005, except for Note 33,
   as to which the date is March 6, 2008

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2006	2005
Assets
Cash and cash items	$136,675	$201,163
Interest bearing deposits	140,561	—

Cash and cash equivalents	277,236	201,163
Mortgage backed securities held to maturity — (fair value $1.6 billion and $1.4 billion at December 31 2006 and 2005, respectively)	1,565,420	1,414,986
Securities available for sale	617,450	26,148
Other investments	24,035	21,957
Loans available for sale	3,188,795	1,773,394
Loans held for investment	8,939,685	10,576,471
Less: allowance for loan losses	(45,779)	(39,140)

Loans held for investment, net	8,893,906	10,537,331

Total earning assets	14,430,167	13,773,816
Accrued interest receivable	52,758	48,399
Repossessed assets, net	80,995	47,724
Federal Home Loan Bank stock	277,570	292,118
Premises and equipment, net	219,243	200,789
Mortgage servicing rights, net	173,288	315,678
Other assets	126,509	195,743

Total assets	$15,497,205	$15,075,430

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,379,295	$7,979,000
Federal Home Loan Bank advances	5,407,000	4,225,000
Security repurchase agreements	990,806	1,060,097
Long term debt	207,472	207,497

Total interest — bearing liabilities	13,984,573	13,471,594
Accrued interest payable	46,302	41,288
Undisbursed payments on loans serviced for others	147,417	407,104
Escrow accounts	144,462	219,028
Liability for checks issued	21,623	23,222
Federal income taxes payable	29,674	75,271
Secondary market reserve	24,200	17,550
Payable for securities purchased	249,694	—
Other liabilities	37,026	48,490

Total liabilities	14,684,971	14,303,547
Commitments and Contingencies — Note 21
Stockholders’ Equity
Common stock — $0.01 par value, 150,000,000 shares authorized, 63,604,590 shares issued and outstanding at December 31, 2006; 63,208,038 shares issued and outstanding at December 31, 2005	636	632
Additional paid in capital	63,223	57,304
Accumulated other comprehensive income	5,182	7,834
Retained earnings	743,193	706,113

Total stockholders’ equity	812,234	771,883

Total liabilities and stockholders’ equity	$15,497,205	$15,075,430

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

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
Operating Activities	2006	2005	2004
	As Restated
Net earnings	$75,202	$79,865	$142,738
Adjustments to net earnings to net cash (used in) provided by operating activities
Provision for loan losses	25,450	18,876	16,077
Depreciation and amortization	100,710	125,978	106,124
Increase in valuation allowance in mortgage servicing rights	599	—	—
FHLB stock dividends	—	(5,035)	(9,909)
Stock-based compensation expense	2,718	745	—
Net gain on the sale of assets	(2,328)	(1,623)	(2,608)
Net gain on loan sales	(42,381)	(63,580)	(77,819)
Net gain on sales of mortgage servicing rights	(92,621)	(18,157)	(91,740)
Net loss on securities available for sale	6,163	—	—
Proceeds from sales of loans available for sale	14,794,459	22,656,586	28,783,899
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(17,742,910)	(23,668,140)	(27,770,868)
Increase in accrued interest receivable	(4,359)	(13,352)	(7,013)
Decrease (increase) in other assets	66,348	45,379	(117,956)
Increase in accrued interest payable	5,014	13,143	7,817
Net tax benefit for stock grants issued	(1,000)	—	—
Increase (decrease) liability for checks issued	(1,599)	4,281	(8,555)
(Decrease) increase in federal income taxes payable	(44,367)	49,696	(39,780)
Increase in payable for securities purchased	249,694	—	—
(Decrease) increase in other liabilities	(4,814)	(16,656)	12,099

Net cash (used in) provided by operating activities	(2,610,022)	(791,994)	942,506

Investing Activities
Net change in other investments	(2,078)	(3,566)	(4,247)
Repayment of mortgage backed securities held to maturity	404,073	71,478	9,968
Purchase of mortgage backed securities held to maturity	(118,025)	—	—
Purchase of investment securities available for sale	(574,999)	—	—
Proceeds from sales of portfolio loans	1,329,032	452,949	—
Origination of portfolio loans, net of principal repayments	1,093,632	(1,549,264)	(3,773,949)
Purchase of Federal Home Loan Bank stock	(6,762)	(52,238)	(26,580)
Redemption of Federal Home Loan Bank stock	21,310	—	—
Investment in unconsolidated subsidiary	—	3,095	3,102
Proceeds from the disposition of repossessed assets	52,812	39,078	42,845
Acquisitions of premises and equipment, net of proceeds	(45,493)	(51,337)	(49,112)
Proceeds from the sale of mortgage servicing rights	388,784	124,860	405,864

Net cash provided by (used in) investing activities	2,542,286	(964,945)	(3,392,109)

Financing Activities
Net (decrease) increase in deposit accounts	(599,705)	599,345	1,699,488
Net (decrease) increase in security repurchase agreements	(69,291)	1,060,097	—
Issuance of junior subordinated debt	—	100,000	25,000
Redemption of preferred securities	—	—	(74,750)
Net increase in Federal Home Loan Bank advances	1,182,000	135,000	844,000
Payment on other long term debt	(25)	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(259,687)	(89,106)	20,949
Net (disbursement) receipt of escrow payments	(74,566)	24,521	2,224
Proceeds from the exercise of stock options	2,205	7,444	3,318
Net tax benefit for stock grants issued	1,000	8,379	2,049
Dividends paid to stockholders	(38,122)	(55,995)	(61,122)

Net cash provided by financing activities	143,809	1,789,660	2,461,131

Net increase in cash and cash equivalents	76,073	32,721	11,528
Beginning cash and cash equivalents	201,163	168,442	156,914

Ending cash and cash equivalents	$277,236	$201,163	$168,442

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$102,446	$47,416	$39,692

Total interest payments made on deposits and other borrowings	$580,905	$449,250	$347,964

Federal income taxes paid	$86,953	$—	$119,500

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$558,732	$1,466,477	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$1,329,032	$452,949	$—

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$354,662	$883,119	$2,297,091

Mortgage servicing rights resulting from sale or securitization of loans	$223,934	$328,954	$318,028

Retention of residual interests in securitization transactions	$22,466	$26,148	$—

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
Loans
          Loans are designated as held for investment or available for sale or securitization during the origination process. Loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future. Loans available for sale are carried at the lower of aggregate cost or estimated market value. Loans are stated net of deferred loan origination fees or costs. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding. Loan origination fees and direct origination costs associated with loans are deferred and amortized over the expected life of the loans as an adjustment to the yield using the interest method. Net unrealized losses on loans available for sale are recognized in a valuation allowance that is charged to earnings. Gains or losses recognized upon the sale of loans are determined using the specific identification method. When loans originally designated as available for sale or loans originally designated as held for investment are reclassified, cash flows associated with the loans will be classified in the consolidated cash flow statement as operating or investing, as appropriate, and in accordance with the initial classification of the loans.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
          Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited greater loss exposure (such as sub-prime loans and loans that are not salable on the secondary market because of collateral or documentation issues). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
Secondary Market Reserve
          We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
          In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS Statements 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans this standard is not expected to have an impact on the Company’s financial condition, results of operation or liquidity.
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
          In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements". Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s financial condition, results of operation or liquidity.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
     As a result of our periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments”(“EITF 99-20”), during the year ended December 31, 2006 the Company recorded $6.1 million in impairment charges on residual securities. The $6.1 million in impairment charges incurred during 2006 on the Company’s residual securities available for sale resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, the Company completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated by management. Management attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. The Company also noted that this increased prepayment speed with HELOCs was occurring industry wide. The appropriateness of adjusting the model’s prepayment speed upward was validated by both a third party valuation firm and the Company’s backtesting procedures. Based on this information, the Company adjusted the cash flow model to incorporate the updated prepayment speed during the first quarter of 2006. As a result, at March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. The Company further analyzed the result and determined that approximately $3.5 million of the deterioration was other than temporary. As the yield curve continued to flatten and even invert during the third and fourth quarters of 2006, prepayment speeds accelerated further. Additionally, based on the Company’s analysis it was believed that the inverted yield curve would not be a short term phenomenon. Based on these factors and Company cash flow models, it was determined that additional other than temporary impairment had taken place. Such amounts were recorded as identified and resulted in the $6.1 million in impairment charges for 2006.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
     Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$39,140	$38,318	$37,828
Provision charged to earnings	25,450	18,876	16,077
Charge-offs	(21,613)	(19,907)	(17,175)
Recoveries	2,802	1,853	1,588

Balance, end of period	$45,779	$39,140	$38,318

     Loans on which interest accruals have been discontinued totaled approximately $57.1 million at December 31, 2006 and $64.5 million at December 31, 2005. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $3.8 million, $4.1 million, and $3.7 million during 2006, 2005, and 2004, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2006 and 2005.
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
Note 9 — Private-label Securitization Activity
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
     On December 31, 2006, the Company recorded $11.2 million in residual interests as a result of its non-agency securitization of $302 million in home revolving equity line of credit loans (the “ HELOC Revolving Securitization”). In addition, each month draws on the revolving home equity lines of credit in the trust established in the HELOC Revolving Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be OTTI are reported in the consolidated statement of earnings. All unrealized gains or losses that are deemed to be temporary are reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
     Key economic assumptions used in determining the fair value of the residual interests created at the time of the securitizations completed during 2006 are as follows:

				Weighted –
	Prepayment	Projected	Annual Discount	Average
	Speed	Credit Losses	Rate	Life (in years)

Home Equity:
Flagstar GMS Trust 2006-1	25%	1.50%	15%	4.3
Flagstar Home Equity Loan Trust 2006-2	42%	1.25%	15%	2.2
     At December 31 2006, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

				Weighted –
	Prepayment	Projected	Annual Discount	Average
	Speed	Credit Losses	Rate	Life (in years)

Home Equity:
Flagstar Home Equity Loan Trust 2005-1	42%	1.25%	15%	1.6
Flagstar GMS Trust 2006-1	25%	1.50%	15%	4.0
Flagstar Home Equity Loan Trust 2006-2	42%	1.25%	15%	2.2
     Certain cash flows received from the securitization trusts were as follows (in thousands):

	For the Years Ended December 31,
	2006	2005
Proceeds from new securitizations	$302,182	$600,000
Proceeds from collections reinvested in securitizations	73,122	—
Servicing fees received	2,259	—
Loan repurchases for representations and warranties	(752)	—
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

	Fair	Prepayment	Projected
	Value	Speed	Credit Losses	Discount Rate

	(Dollars in thousands)
HELOC Securitization
Residual asset as of December 31, 2006	$20,745	42%	1.25%	15%
Impact on fair value of 10% adverse change in assumption		$928	$574	$510
Impact on fair value of 20% adverse change in assumption		1,717	1,148	1,002
Servicing asset as of December 31, 2006	$1,705	42%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$201	—	$20
Impact on fair value of 20% adverse change of assumptions		378	—	40

Second Mortgage Securitization
Residual asset as of December 31, 2006	$10,522	25%	1.50%	15%
Impact on fair value of 10% adverse change in assumption		$78	$415	$542
Impact on fair value of 20% adverse change in assumption		158	828	1,047
Servicing asset as of December 31, 2006	$3,485	25%	1.50%	15%
Impact on fair value of 10% adverse change of assumptions		$213	—	$58
Impact on fair value of 20% adverse change of assumptions		420	—	112

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued

	Fair	Prepayment	Projected
	Value	Speed	Credit Losses	Discount Rate

	(Dollars in thousands)
HELOC Revolving
Residual asset as of December 31, 2006	$11,184	42%	1.25%	15%
Impact on fair value of 10% adverse change of assumptions		$1,038	$184	$344
Impact on fair value of 20% adverse change of assumptions		1,932	369	674
Servicing asset as of December 31, 2006	$1,656	42%	1.25%	14%
Impact on fair value of 10% adverse change of assumptions		$164	—	$26
Impact on fair value of 20% adverse change of assumptions		305	—	52
Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residuals in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals. The value of the Company’s retained interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residuals will be diminished.
     The following table summarizes the collateral balance associated with the Company’s servicing portfolio of sold loans and the balance of related non-investment grade residuals retained at December 31, 2006 (in thousands):

		Balance of
		Retained Assets
		With Credit
	Total Loans	Exposure
	Serviced	Residuals
Private-label securitizations	$968,423	$42,451
Government sponsored entities	14,063,152	—
Other investors	928	—

Total	$15,032,503	$42,451

     Mortgage loans that have been securitized in private-label securitizations at December 2006 and 2005 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

	Total Principal		Principal Amount
	Amount of Loans		of Loans		Credit Losses
	Outstanding		60 Days or More Past Due		(net of recoveries)
	December 31,		December 31,		For the years ended
	2006	2005	2006	2005	2006	2005
Securitized mortgage loans	$968,423	$—	$2,682	$—	$3,938	$—
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Note 13 — Mortgage Servicing Rights
     Included in Non-Interest Income under the caption Loan administration are contractually specified servicing fees, late fees and ancillary fees amounting to $82.6 million, $103.3 million and $106.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

     Throughout 2006, the fair value of the MSRs created were based upon the following weighted-average assumptions: (1) a discount rate of 9.8%; (2) an anticipated loan prepayment rate of 28.5% (i.e. CPR); (3) a weighted-average life of 5.8 years; and (4) servicing costs per conventional loan of $40 and $52 for each government or adjustable-rate loan, respectively.
     Changes in the valuation allowance for impairment of MSRs are as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Balance, beginning of period	$—	$—	$—
Provision for valuation	599	—	—
Permanent impairment	—	—	—

Balance, end of period	$599	$—	$—

     At December 31, 2006 and 2005, the estimated fair value of the mortgage loan-servicing portfolio was $197.6 million and $421.1 million, respectively. At December 31, 2006, the fair value of the MSR portfolio was based upon the following weighted-average assumptions: (1) a discount rate of 10.3%; (2) an anticipated loan prepayment rate of 28.5% (i.e. CPR); (3) a weighted-average life of 4.7 years and (4) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
     The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates) as of December 31, 2006 (in thousands):

2007	$25
2008	25
2009	25
2010	25
2011	25
Thereafter	207,347

Total	$207,472

Note 18 — Federal Income Taxes
     Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Income from operations	$40,819	$44,090	$77,592
Stockholders’ equity, for the tax benefit from stock-based compensation	(999)	8,379)	(2,049)
Stockholders’ equity, for the tax effect of other comprehensive income	(1,222)	1,340	1,779

	$38,598	$37,051	$77,322

     Components of the provision for federal income taxes from operations consist of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Current provision (benefit)	$93,634	$(12,342)	$99,462
Deferred provision (benefit)	(52,815)	56,432	(21,870)

	$40,819	$44,090	$77,592

     The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Provision at statutory federal income tax rate	$40,607	$43,384	$77,115
Increase resulting from other, net	212	706	477

Provision at effective federal income tax rate	$40,819	$44,090	$77,592

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

			For Capital		Capitalized Prompt Corrective
	Actual		Adequacy Purposes		Under Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Tangible capital (to tangible assets)	$984,981	6.4%	$231,901	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	984,981	6.4%	463,802	3.0%	$773,005	5.0%
Tier I capital (to risk weighted assets)	957,388	11.0%	N/A	N/A	520,502	6.0%
Total capital (to risk weighted assets)	1,001,937	11.6%	693,996	8.0%	867,494	10.0%
As of December 31, 2005
Tangible capital (to tangible assets)	$941,457	6.3%	$225,670	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	941,457	6.3%	451,340	3.0%	$752,333	5.0%
Tier I capital (to risk weighted assets)	924,461	10.7%	N/A	N/A	520,301	6.0%
Total capital (to risk weighted assets)	961,864	11.1%	693,727	8.0%	867,159	10.0%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
Note 23 — Accumulated Other Comprehensive Income
     The following table sets forth the ending balance in accumulated other comprehensive income for each component (in thousands):

	December 31,
	2006	2005	2004

Net gain on interest rate swap extinguishment	$101	$1,268	$2,650
Net unrealized gain on derivatives used in cashflow hedges	4,193	6,068	2,693
Net unrealized gain on securities available for sale	888	498	—

Ending balance	$5,182	$7,834	$5,343

     The following table sets forth the changes to other comprehensive income and the related tax effect for each component (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Gain (reclassified to earnings) on interest rate swap extinguishment	$(1,795)	$(2,054)	$4,077
Related tax (expense) benefit	628	719	(1,427)
Unrealized gain (loss) on derivatives used in cashflow hedging relationships	(8,487)	5,804	6,231
Related tax (expense) benefit	2,970	(2,032)	2,181
Reclassification adjustment for (gains) losses included in earnings relating to cash flow hedging relationships	5,603	(685)	7,031
Related tax (expense) benefit	(1,960)	240	(2,461)
Unrealized gain on securities available for sale	805	767	—
Related tax expense	(416)	(268)	—

Change	$(2,652)	$2,491	$3,170

     On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax realized gain of $2.6 million. This gain was deferred and is being reclassified into earnings from accumulated other comprehensive income over three years, which is the original duration of the extinguished swaps. The Company will reclassify into earnings after-tax $0.1 million in 2007.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Note 25 — Related Party Transactions
     The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2006, the balance of the loans attributable to directors and principal officers totaled $6.9 million, with the unused lines of credit totaling $11.5 million. At December 31, 2005, the balance of the loans attributable to directors and principal officers totaled $4.5 million, with the unused lines of credit totaling $10.3 million. During 2006 and 2005, the Company purchased $96.1 million and $35.8 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
     We use interest rate swap agreements to reduce our exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge our anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive income to current period earnings are included in the line item in which the hedge cash flows are recorded. At December 31, 2006 and 2005, accumulated other comprehensive income included a deferred after-tax net gain of $4.2 million and $6.1 million, respectively, related to derivatives used to hedge funding cash flows. See Note 23 for further detail of the amounts included in accumulated other comprehensive income. The net after-tax derivative gain included in other comprehensive income at December 31, 2006 was projected to be reclassified into interest expense in conjunction with the recognition of interest payments on funding products through October 2010, with $1.7 million of after-tax net gain expected to be recognized in interest expense within the next year.
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
     The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same statement of earnings captions as effective changes when such material ineffectiveness occurs. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For 2006, 2005 and 2004, the Company did not recognize any significant gains or losses due to ineffectiveness of its cash flow hedges.
     We had the following derivative financial instruments (dollars in thousands):

	December 31, 2006
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$1,720,879	$3,819	2007
Forward agency and loan sales	2,156,566	4,409	2007
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	6,452	2007-2010

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
     The following tables set forth the fair value of the Company’s financial instruments (in thousands):

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$277,236	$277,236	$201,163	$201,163
Securities available for sale	617,450	617,450	26,148	26,148
Other investments	24,035	24,035	21,957	21,957
Loans available for sale	3,188,795	3,212,824	1,773,394	1,780,258
Loans held for investment and mortgage-backed securities	10,505,105	10,555,375	11,991,457	11,950,105
FHLB stock	277,570	277,570	292,118	292,118
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,132,904)	(1,132,904)	(1,395,118)	(1,395,118)
Certificates of deposit	(3,763,781)	(3,752,959)	(3,450,450)	(3,429,063)
Municipal deposits	(1,419,964)	(1,414,362)	(1,353,633)	(1,351,218)
National certificates of deposit	(1,062,646)	(1,046,768)	(1,779,799)	(1,748,185)
FHLB advances	(5,407,000)	(5,365,825)	(4,225,000)	(4,181,458)
Security repurchase agreements	(990,806)	(990,806)	(1,060,097)	(1,060,049)
Long term debt	(207,472)	(205,860)	(207,497)	(207,497)
Payables for securities purchased	(249,694)	(249,694)	—	—
Derivative Financial Instruments:
Forward delivery contracts	4,409	4,409	(4,14	5) (4,145)
Commitments to extend credit	3,819	3,819	8,362	8,362
Interest rate swaps	6,452	6,452	9,599	9,599
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
     Following is a presentation of financial information by business segment for the period indicated (in thousands):

	As of or for the Year Ended December 31, 2006
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$159,255	$55,692	$—	$214,947
Net gain on sale revenue	—	135,002	—	135,002
Other income	31,353	35,806	—	67,159

Total net interest income and non-interest income	190,608	226,500	—	417,108
Earnings before federal income taxes	59,728	56,293	—	116,021
Depreciation and amortization	10,143	86,323	—	96,466
Capital expenditures	43,652	1,704	—	45,356
Identifiable assets	14,939,341	3,597,864	(3,040,000)	15,497,205
Inter-segment income (expense)	80,100	(80,100)	—	—

	As of or for the Year Ended December 31, 2005
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$185,276	$60,994	$—	$246,270
Net gain on sale revenue	—	81,737	—	81,737
Other income	55,813	21,898	—	77,711

Total net interest income and non-interest income	241,089	164,629	—	405,718
Earnings before federal income taxes	123,726	229	—	123,955
Depreciation and amortization	10,139	115,112	—	125,251
Capital expenditures	32,764	18,633	—	51,397
Identifiable assets	14,176,340	2,379,090	1,480,000)	15,075,430
Inter-segment income (expense)	42,375	(42,375)	—	—

	As of or for the Year Ended December 31, 2004
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$175,403	$47,888	$—	$223,291
Net gain on sale revenue	—	169,559		169,559
Other income	63,227	23,335	—	86,562

Total net interest income and non-interest income	238,630	240,782	—	479,412
Earnings before federal income taxes	135,080	85,250	—	220,330
Depreciation and amortization	6,810	99,303	—	106,113
Capital expenditures	18,431	30,664	—	49,095
Identifiable assets	12,136,082	2,245,932	(1,239,000)	13,143,014
Inter-segment income (expense)	25,475	(25,475)	—	—
     Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
Stock Option Plan
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of options it issued during the years ended December 31, 2005 and 2004: dividend yield of 4.80% and 4.89%; expected volatility of 45.28% and 28.33%; and a risk-free rate of 3.80% and 3.16%; and respectively an expected life of five years for both 2005 and 2004. There were no options granted during the year ended December 31, 2006.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued

	Weighted Average Exercise Price
	2006	2005	2004

Options outstanding, beginning of year	$13.02	$9.34	$7.87
Options granted	—	20.50	22.55
Options exercised	6.13	4.17	4.19
Options canceled, forfeited and expired	18.30	15.64	11.59

Options outstanding, end of year	$13.79	$13.02	$9.34

Options exercisable, end of year	$13.86	$13.20	$6.94

     The following information pertains to the stock options issued pursuant to the Prior Plans but not exercised at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at
	December 31,	Contractual	Average	December 31,	Weighted
Range of Grant Price	2006	Life (Years)	Exercise Price	2006	Average Exercise Price

$1.76 - 1.96	139,099	3.50	$1.78	139,099	$1.78
4.32 - 4.77	15,000	1.29	4.48	15,000	4.48
5.01 - 6.06	181,676	3.32	5.20	181,676	5.20
11.80 - 12.27	1,873,380	4.27	11.99	1,736,930	11.97
15.23	11,000	7.55	15.23	3,500	15.23
19.35 - 19.42	18,429	6.17	19.38	18,429	19.38
20.02 - 20.73	357,863	6.51	20.69	357,863	20.69
22.68 - 24.72	433,290	6.87	23.38	433,290	23.38

	3,029,737		$13.79	2,885,787	$13.86

     At December 31, 2006, options available for future grants were 2,293,514. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the Stock Option Plan during 2007.
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
Cash-settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SAR”) to officers and key employees in connection with year-end compensation. Cash-settled stock appreciation rights generally vest 25% of the grant on each of the first four anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date. Grants of SARs will be settled only in cash and once made, a grant of a SAR which will be settled only in cash may not be later amended or modified to be settled in common stock or a combination of common stock and cash.
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights it issued during the year ended December 31, 2006: dividend yield of 3.68%; expected volatility of 21.98%; a risk-free rate of 4.99%; and an expected life of five years.
     The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted	Weighted Date
		Average	Average Grant
Stock Appreciation Rights Awarded:	Shares	Exercise Price	Fair Value
Non-vested balance at December 31, 2005 and prior	—	$—	—
Granted	328,873	16.28	$2.99
Vested	—	—	—
Forfeited	—	—	—

Non-vested balance at December 31, 2006	328,873	$16.28

     The Company incurred expense of $0.2 million ($0.1 million net of tax) with respect to cash-settled stock appreciation rights during 2006. At December 31, 2006, the non-vested cash settled stock appreciation rights have a total compensation cost of approximately $0.6 million expected to be recognized over the weighted average remaining vesting period of approximately three years.
Restricted Stock Units
     The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2006, the maximum number of shares of common stock that may be issued under the 2006 Plan as the result of any grants is 2,293,514 shares. The Company incurred expenses of approximately $446,000, $2.9 million, and $750,000 with respect to restricted stock units, during 2006, 2005 and 2004, respectively. As of December 31, 2006, restricted stock units had a market value of $1.5 million.

		Weighted -Average
		Grant-Date Fair Value
Restricted Stock:	Shares	per Share

Nonvested at December 31, 2005	100,159	$20.22
Granted	68,959	14.26
Vested	(67,859)	(20.58)
Canceled and forfeited	(2,800)	(19.48)

Nonvested at December 31, 2006	98,459	$16.93

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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
Notes to the Consolidated Financial Statements — continued

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004

Operating Activities
Net earnings	$75,202	$79,865	$142,738
Adjustments to reconcile net earnings to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(38,822)	(65,695)	(13,061)
Stock-based compensation	2,718	745	—
Change in other assets	669	(667)	2,815
Provision for deferred tax benefit	(120)	—	4
Change in other liabilities	(9,412)	11,043	52

Net cash provided by operating activities	30,235	25,291	132,548
Investing Activities
Net change in other investments	11	11	11
Net change in investment in subsidiaries	(3,766)	(77,719)	(25,667)

Net cash used in investment activities	(3,755)	(77,708)	(25,656)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	103,095	25,774
Redemption of junior subordinated debentures	—	—	(77,062)
Proceeds from exercise of stock options and grants issued	2,205	7,444	3,318
Tax benefit from stock options exercised	1,000	8,379	2,049
Dividends paid	(38,122)	(55,995)	(61,122)

Net cash provided by (used in) financing activities	(34,917)	62,923	(107,043)

Net increase (decrease) in cash and cash equivalents	(8,437)	10,506	(151)
Cash and cash equivalents, beginning of year	12,830	2,324	2,475

Cash and cash equivalents, end of year	$4,393	$12,830	$2,324

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements — continued
Note 33. Restatement of Consolidated Financial Statements
     Subsequent to filing the Company’s 2006 Consolidated Financial Statements, the Company determined that its Consolidated Statements of Cash Flows contained errors in the classification of certain loans and securitization activities. As a result, the Company has restated the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.
     The restatement resulted from the misclassification of cash flows from the sale of certain mortgage loans originally held for investment, which had been inappropriately classified as operating activities, and cash flows from certain mortgage loans originated as available for sale, which had been inappropriately classified as investing activities. In accordance with SFAS 102, “ Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale,” cash flows from the sale of mortgage loans originally held for investment should have been classified as investing activities, rather than operating activities, and cash flows from mortgage loans originated to be sold should have been classified as operating activities, rather than as investing activities.
     The restatement also resulted from the treatment of capitalized mortgage servicing rights and residual interests retained from the sale or securitization of loans. Previously, the Company had treated the retention of such interests as cash activities. In accordance with SFAS 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the mortgage servicing rights and residual interests do not exist until they are separated from the associated loans when the loans are sold. Specifically, upon the sale of loans, the amounts related to the mortgage servicing rights or residual interests are reclassified on the consolidated statement of financial condition from loans held for sale and are, therefore, a non-cash transaction. As a result, the Company has reported these mortgage servicing rights and residual interests as non-cash transactions in the supplemental disclosures within the Consolidated Statement of Cash Flows.
     As a result of the errors described above, the restatement affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but had no impact on the total Cash and Cash Equivalents for the years ended December 31, 2006, 2005 or 2004, respectively. The restatement did not affect the Consolidated Statement of Financial Condition, Consolidated Statement of Earnings or Consolidated Statement of Stockholders’ Equity and Comprehensive Income as of or for any of the three years in the period ended December 31, 2006.

     The effects of the restatement on the Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004 are reflected in the following table.

	December 31,
	2006	2005	2004
	(Dollars in	(Dollars in	(Dollars in
	Thousands)	Thousands)	Thousands)
Originally Reported:

Proceeds from sales of loans available for sale	$16,386,194	$23,445,645	$29,497,773
Origination and repurchase of loans available for sale, net of principal repayments	(16,807,310)	(24,558,415)	(30,463,805)
Net cash used in operating activities	$(82,687)	$(893,210)	$(1,036,557)
Proceeds from sales of loans held for investment	$—	$—	$—
Origination of portfolio loans, net of principal repayments	119,263	(666,145)	(1,476,858)
Decrease in mortgage servicing rights	(223,934)	(328,954)	(318,028)
Net cash provided by (used in) investing activities	$14,951	$(863,729)	$(1,413,046)

As Restated:

Proceeds from sales of loans available for sale	$14,794,459	$22,656,586	$28,783,899
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(17,742,910)	(23,668,140)	(27,770,868)
Net cash (used in) provided by operating activities	$(2,610,022)	$(791,994)	$942,506
Proceeds from sales of portfolio loans	$1,329,032	$452,949	$—
Origination of portfolio loans, net of principal repayments	1,093,632	(1,549,264)	(3,773,949)
Decrease in mortgage servicing rights	—	—	—
Net cash provided by (used in) investing activities	$2,542,289	$(964,945)	$(3,392,109)

Difference:

Proceeds from sales of loans available for sale	$(1,591,735)	$(789,059)	$(713,874)
Origination and repurchase of loans available for sale, net of principal repayments	(935,600)	890,275	2,692,937

Net cash (used in) provided by operating activities	$(2,527,335)	$101,216	$1,979,063

Proceeds from sales of portfolio loans	$1,329,032	$452,949	$—
Origination of portfolio loans, net of principal repayments	974,369	(883,119)	(2,297,091)
Decrease in mortgage servicing rights	223,934	328,954	318,028

Net cash provided by (used in) investing activities	$2,527,335	$(101,216)	$(1,979,063)

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
     As of December 31, 2006, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Management also conducted a re-evaluation considering the facts and underlying circumstances that resulted in the restatement described in Note 33 of the Notes to Consolidated Financial Statements included in this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.
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
     We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended and our report dated February 26, 2007 (March 6, 2008 as to the effects of the restatement discussed in Note 33) expressed and unqualified opinion on those consolidated financial statements.
/s/ Virchow, Krause & Company, LLP
Southfield, Michigan
February 26, 2007
(March 6, 2008 as to the
effects of the restatement
discussed in Note 33)

ITEM 9B. OTHER INFORMATION
     ITEM 9B. OTHER INFORMATION
     On February 28, 2007, the Company entered into amended and restated employment agreements (the “agreements”) with Thomas J. Hammond, as Chairman, Mark T. Hammond, as President, Chief Executive Officer and Vice-Chairman, Paul D. Borja, as Executive Vice-President and Chief Financial Officer, Kirstin A. Hammond, as Executive Director, and Robert O. Rondeau, Jr., as Executive Director (each a “named executive officer”) to be effective as of January 1, 2007. The agreements were primarily amended to reflect recent legal and regulatory developments, such as the enactment of Section 409A of the Internal Revenue Code, and in the case of Thomas J. Hammond, to reflect changes in the scope of his duties to the Company since the prior agreement was executed in 1997.
     The initial term of the agreements is three years. On January 1 of each year, the term of the agreements may be extended for an additional one-year period upon approval of our board of directors. The base salary in 2007 for each of the named executive officers is $625,000 for Thomas J. Hammond, $840,000 for Mark T. Hammond, $435,000 for Paul D. Borja, $390,000 for Kirstin A. Hammond, and $360,000 for Robert O. Rondeau. The agreements also provide that the base salary may not be less than the 2007 base salary during the term of the agreements. The base salaries will be reviewed annually, and the named executive officers may participate in any plan the Company maintains for the benefit of its employees, including discretionary bonus plans, profit-sharing plan, retirement and medical plans, customary fringe benefits, and paid time off.
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
     (3) — Exhibits
     The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description

3.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).

3.2*	Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).

10.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond.

10.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond.

10.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja.

10.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond.

10.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr.

10.6*+	Employment Agreement, dated July 6, 2004, between Flagstar Bank, FSB and Joel D. Murray (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference).

10.7*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.8*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

10.9*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.10*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).

10.11*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).

11	Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report.

14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)

21	List of Subsidiaries of the Company.

23	Consent of Virchow, Krause & Company, LLP

23.1	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551

32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2008.

FLAGSTAR BANCORP, INC.
By:	/s/ MARK T. HAMMOND
Mark T. Hammond
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2008.

	SIGNATURE	TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL D. BORJA	Executive Vice-President and Chief Financial Officer (Principal
	Paul D. Borja	Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND	Executive Director and Director
Kirstin A. Hammond

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, Jr.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ MICHAEL LUCCI SR Michael Lucci Sr.	Director

By:	/s/ ROBERT W. DEWITT Robert W. DeWitt	Director

By:	/s/ FRANK D’ANGELO Frank D’Angelo	Director

By:	/s/ B. BRIAN TAUBER B. Brian Tauber	Director

By:	/s/ JAY J. HANSEN Jay J. Hansen	Director

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference)

3.2*	Second Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).

10.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond.

10.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond.

10.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja.

10.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond.

10.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr.

10.6*+	Employment Agreement, dated July 6, 2004, between Flagstar Bank, FSB and Joel D. Murray (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 2, 2005, and incorporated herein by reference).

10.7*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.8*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

10.9*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.10*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).

10.11*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).

11	Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report

14 *	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics ( previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).

21	List of Subsidiaries of the Company.

23	Consent of Virchow, Krause & Company, LLP

23.1	Consent of Grant Thornton LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer pursuant to SEC Release No. 34-47551

32.2	Section 906 Certification, as furnished by the Chief Financial Officer pursuant to SEC Release No. 34-47551

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement