Form 10-Q/A
period 2007-03-31
FLAGSTAR BANCORP INC
filed 2008-03-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
This Amendment No. 1 (“Form 10-Q/A”) to the Company’s Form 10-Q for the quarterly period ended March 31, 2007 that was originally filed with the SEC on May 8, 2007 (the “Original Form 10-Q”) is being filed in response to and as a result of those comments received from the staff of the SEC. It includes the previously announced restatement of the Company’s Unaudited Consolidated Statements of Cash Flows for the quarterly periods ended March 31, 2007 and 2006, as well as, revisions and additional disclosures based on additional comments subsequently received from the SEC staff. All of these revisions and additional disclosures are described below.
Except as required to reflect the items described below, no other modifications or updates have been made to the Original Form 10-Q. Information not affected by items described below remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-Q (including with respect to exhibits), and does not modify or update disclosures (including forward-looking statements) that may have been affected by events or changes in facts occurring after the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filings of the Original Form 10-Q, as information in such filings may have updated or superseded certain information contained in this Form 10-Q/A.
Part I. Item 1.
•	Revised the presentation and disclosure to correct the misclassification of cash flows from the sale of certain mortgage loans held for investment and inappropriately classified as operating activities within the Consolidated Statements of Cash Flows, and cash flows from certain mortgage loans originated as available for sale and inappropriately classified as investing activities. This revision is reflected in Part I, Item 1, Financial Statements, Consolidated Statements of Cash Flows.

•	Revised the presentation and disclosure to correct the misclassification of the capitalization of mortgage servicing rights resulting from the sale or securitization of mortgage loans and the retention of residual interests as part of securitization activities to be included as part of the supplemental activity within the Consolidated Statements of Cash Flows. This revision is reflected in Part I, Item 1, Financial Statements, Consolidated Statements of Cash Flows.

•	Expanded the disclosure related to our decision to reclassify certain AAA rated non-agency securities from held-to-maturity to available for sale to include our loss that was recorded to other comprehensive income at the time of the reclassification. This disclosure is reflected in Part I, Item 1, Financial Statements, Note 4 — Investment Securities.

•	Expanded the presentation and disclosure of the facts and circumstances resulting in the $3.6 million other-than-temporary-impairment recognized on the private-label securitization completed in 2005, including the manner in which we measure such impairment. This revision is reflected in Part I, Item 1, Financial Statements, Note 4 — Investment Securities.

•	Revised the presentation and disclosure presented in Part I, Item 1, Financial Statements, Note 5 — Private-label Securitization Activity to include certain assumptions, including the weighted-average life of prepayable assets that we continue to hold as a result of securitization activities. Further, we revised the disclosure to include information required under SFAS 140, paragraph 17i(4), which includes a summary of collateral balances associated with the servicing portfolio of loans sold, and of residual assets retained as a result of securitizations.

•	Added a footnote in Part I, Item 1, Financial Statements, Note 6 — Accumulated Other Comprehensive Income to identify the components of the balance in accumulated other comprehensive income and changes to such components for each statement of financial condition presented.

•	Expanded the disclosure in Part I, Item 1, Financial Statements, Note 7 — Stock-Based Compensation to include additional information related to our stock-based compensation plan.

•	Added a footnote to the unaudited consolidated financial statements to explain the restatement of our March 31, 2007 and 2006 Consolidated Statements of Cash Flows and to provide a reconciliation of the changes from the “Originally Reported” cash flows to the “As Restated” cash flows. This footnote is reflected in Part I, Item 1, Financial Statements, Note 11 — Restatement of Consolidated Financial Statements.
Part I. Item 2.
•	Clarified the wording in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Non-Interest Income — Loan Fees and Charges to indicate that loan fees and charges were recorded during the periods rather than collected.

•	Expanded the disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-Interest Income — Loan Administration to specifically reflect the amounts of servicing fees, late fees and ancillary fees for the periods reported.

•	Revised the presentation in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Non-Interest Income — Net Gain on Loan Sales to provide information on the components of our net gain on loan sales.

•	Expanded the presentation and disclosure of the facts and circumstances reflected in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-Interest Income — Net Gain (Loss) on Securities Available for Sale that resulted in the $3.6 million other-than-temporary-impairment recognized on the private-label securitization completed in 2005, including our measurement process of the impairment.

•	Revised the disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-Interest Expense to remove the word “certain” to clarify our description of how loan origination fees and charges are captured and amortized under SFAS 91.

•	Clarified the disclosure presented in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Repurchased Assets to emphasize that repurchased assets are loans that the Company reacquired as a result of representation and warranty issues related to loan sales or securitizations rather than as a result of non-performance at the time of repurchase.

•	Expanded the disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Secondary Market Reserve to provide additional information with respect to the time frame during which the loan sales remain subject to such customary representations and warranties.

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
Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2007 and 2006 (restated).
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

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	As Restated
Operating Activities
Net earnings	$7,759	$18,910
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	8,293	4,063
Depreciation and amortization	21,449	31,618
Decrease in valuation allowance in mortgage servicing rights	(448)	—
Stock-based compensation expense	374	683
Net gain on the sale of assets	(878)	(106)
Net gain on loan sales	(25,154)	(17,084)
Net loss on securities available for sale	—	3,557
Net gain on sales of mortgage servicing rights	(115)	(8,586)
Net gain on securities classified as available for sale	(729)	—
Proceeds from sales of loans available for sale	4,714,831	3,895,767
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(5,380,030)	(4,592,297)
Decrease in accrued interest receivable	2,446	1,037
Decrease (increase) in other assets	12,817	(13,982)
Increase in accrued interest payable	2,295	937
Net tax effect for stock grants issued	59	(156)
Increase in federal income taxes payable	6,204	7,119
Decrease in payable for securities purchased	(249,694)	—
Decrease in other liabilities	(5,628)	(3,331)

Net cash used in operating activities	(886,149)	(671,851)

Investing Activities
Net change in other investments	262	(1,336)
Repayment of mortgage-backed securities held to maturity	92,238	29,558
Proceeds from sale of investment securities available for sale	171,441	—
Purchase of investment securities available for sale	(218,023)	—
Proceeds from sales of portfolio loans	620,866	—
Origination of portfolio loans, net of principal repayments	310,154	716,339
Purchase of Federal Home Loan Bank stock	(51,457)	—
Proceeds from the disposition of repossessed assets	26,255	10,693
Acquisitions of premises and equipment, net of proceeds	(8,102)	(13,715)
Proceeds from the sale of mortgage servicing rights	116	25,560

Net cash provided by investing activities	943,750	767,099

Financing Activities
Net increase in deposit accounts	351,894	287,887
Net (decrease) increase in security repurchase agreements	(365,380)	43,439
Net increase (decrease) in Federal Home Loan Bank advances	197,000	(381,000)
Net receipt (disbursement) of payments of loans serviced for others	8,170	(2,198)
Net receipt of escrow payments	6,335	9,561
Proceeds from the exercise of stock options	(87)	2,181
Net tax effect of stock grants issued	(59)	156
Dividends paid to stockholders	(6,321)	(9,522)
Purchase of treasury stock	(16,466)	—

Net cash provided by (used in) financing activities	175,086	(49,496)

Net increase in cash and cash equivalents	232,687	45,752
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$509,923	$246,915

Supplemental disclosure of cash flow information
Loans held for investment transferred to repossessed assets	$26,720	$22,317

Total interest payments made on deposits and other borrowing	$166,303	$131,687

Federal income taxes paid	$—	$—

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$125,721	$91,539

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$693,283	$674,263

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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006. The Form 10-K/A can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
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
     As a result of management’s periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the three month period ended March 31, 2007 the Company recorded no impairment on residual securities. For the three month period ended March 31, 2006, the Company recorded $3.6 million in impairment charges on residual securities. The $3.6 million in impairment charges incurred during the 2006 period on the Company’s residual securities available for sale resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, the Company completed a private-label securitization of home equity lines of credit (“HELOC”) in the fourth quarter of 2005. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated by management. Management attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. The Company also noted that this increased prepayment speed with HELOCs was occurring industry wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party validation firm and with backtesting procedures. Based on this information, the Company adjusted the cash flow model to incorporate the updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. The Company further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary.
Note 5. Private-label Securitization Activity
     On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate mortgage loans (the “2007 Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. The residual interests are categorized as securities classified as trading and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of earnings.
     Key assumptions used in determining the value of residual interests resulting from the 2007 Second Mortgage Securitization were as follows:

		Projected	Annual	Weighted
	Prepayment	Credit	Discount	Average Life
	Speed	Loss	Rate	(in Years)

Home Equity:
2007 Second Mortgage Securitization	26%	1.50%	15%	3.8
     Certain cash flows received from securitization trusts outstanding, including the trust arising from the 2007 Second Mortgage Securitization, were as follows (in thousands):

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

     The following table summarizes the collateral balance associated with the Company’s servicing portfolio of sold loans and the balance of related non-investment grade residuals retained at March 31, 2007 (in thousands):

		Balance of Retained
		Assets with Credit
	Total Loans	Exposure
	Serviced	Residuals
Private -label securitizations	$1,518,396	$62,418
GSEs	17,605,108	—
Other investors	874	—

Total	$19,124,378	$62,418

     Mortgage loans that have been securitized in private-label securitizations at March 31, 2007 and 2006 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

	Total Principal		Principal Amount		Credit Losses
	Amount of Loans		Of Loans 60 Days		(net of recoveries)
	Outstanding		Or More Past Due		For the three months ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Securitized mortgage loans	$1,518,396	$511,464	$4,318	$471	$2,441	$—
Note 6. Accumulated Other Comprehensive Income
     The following table sets forth the ending balance in accumulated other comprehensive income for each component (in thousands):

	March 31,	December 31,
	2007	2006
Net gain on interest rate swap extinguishment	$71	$101
Net unrealized gain on derivatives used in cashflow hedges	3,193	4,193
Net unrealized gain on securities available for sale	3,570	888

Ending balance	$6,834	$5,182

     The following table sets forth the changes to other comprehensive income and the related tax effect for each component (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31,	December 31,
	2007	2006
Gain (reclassified to earnings) on interest rate swap extinguishment	$(46)	$(1,795)
Related tax benefit	16	628
Unrealized loss on derivatives used in cashflow hedging relationships	(2,962)	(8,487)
Related tax benefit	1,036	2,970
Reclassification adjustment for gains included in earnings relating to cash flow hedging relationships	1,425	5,603
Related tax expense	(499)	(1,960)
Unrealized gain on securities available for sale	4,126	805
Related tax expense	(1,444)	(416)

Change	$1,652	$(2,652)

Note 7. Stock-Based Compensation
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

		Weighted -Average
		Grant-Date Fair
	Shares	Value per Share
Restricted Stock:
Nonvested at December 31, 2006	98,459	$16.93
Granted	83,870	14.48
Vested	(63,792)	(17.27)
Canceled and forfeited	(200)	(19.82)

Nonvested at March 31, 2007	118,337	$14.42

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
     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended March 31, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$33,493	$18,479	$—	$51,972
Gain on sale revenue	—	25,269	—	25,269
Other income	10,652	3,977	—	14,629

Total net interest income and non-interest income	44,145	47,725	—	91,870
Earnings before federal income taxes	7,636	4,543	—	12,179
Depreciation and amortization	2,504	18,945	—	21,449
Capital expenditures	4,779	3,320	—	8,099
Identifiable assets	14,810,835	4,241,287	(3,620,000)	15,432,122
Inter-segment income (expense)	27,150	(27,150)	—	—

	For the Three Months Ended March 31, 2006
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2006:
Net interest income	$43,949	$14,726	$—	$58,675
Gain on sale revenue	—	25,670	—	25,670
Other income	5,383	11,568	—	16,951

Total net interest income and non-interest income	49,332	51,964	—	101,296
Earnings before federal income taxes	22,644	6,519	—	29,163
Depreciation and amortization	3,145	28,018	—	31,163
Capital expenditures	11,991	1,408	—	13,399
Identifiable assets	14,126,573	3,064,885	(2,140,000)	15,051,458
Inter-segment income (expense)	16,050	(16,050)	—	—
Note 10. Accounting for Uncertainty in Income Taxes
     In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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

Note 11. Restatement of Previously Issued Consolidated Financial Statements
     Subsequent to filing the Company’s Form 10-Q for the quarterly period ended March 31, 2007, the Company determined that its previously issued Consolidated Statements of Cash Flows contained errors in the classification of certain loan and securitization activities. As a result, the Company has restated the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006.
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
     The restatement also resulted from the treatment of capitalized mortgage servicing rights and residual interests retained from the sale or securitization of loans. Previously, the Company had treated the retention of such interests as cash activities. In accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the mortgage servicing rights and residual interests do not exist until they are separated from the associated loans when the loans are sold. Specifically, upon the sale of loans, the amounts related to the mortgage servicing rights or residual interests are reclassified on the consolidated statement of financial condition from loans held for sale and are, therefore, a non-cash transaction. As a result, the Company will show these mortgage servicing rights and residual interests as non-cash transactions in the supplemental disclosures within the Consolidated Statements of Cash Flows.
     As a result of the errors described above, the restatement affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but they had no impact on the total Cash and Cash Equivalents for the three months ended March 31, 2006. The restatement did not affect the Unaudited Consolidated Statement of Financial Condition, Consolidated Statement of Earnings or Consolidated Statement of Stockholders’ Equity and Comprehensive Income as of or for the periods ended March 31, 2007 and 2006.

     The effects of the restatement on the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 are reflected in the following table.

	March 31,
	2007	2006
	Unaudited
	(Dollars in Thousands)
Originally Reported:
Proceeds from sales of loans available for sale	$5,335,697	$3,895,767
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(5,349,048)	(3,963,205)
Investment in securities classified as trading	(16,247)	—
Net cash used in operating activities	(250,548)	(42,759)
Proceeds from sales of loans held for investment	—	—
Origination of portfolio loans, net of principal repayments	363,458	133,615
Increase in mortgage servicing rights	(68,039)	(46,368)
Net cash provided by investing activities	308,149	138,007

As Restated:
Proceeds from sales of loans available for sale	4,714,831	3,895,767
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(5,380,030)	(4,592,297)
Investment in securities classified as trading	—	—
Net cash used in operating activities	(886,149)	(671,851)
Proceeds from sales of portfolio loans	620,866	—
Origination of portfolio loans, net of principal repayment	310,154	716,339
Increase in mortgage servicing rights	—	—
Net cash provided by investing activities	943,750	767,099

Difference:
Proceeds from sales of loans available for sale	(620,866)	—
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(30,982)	(629,092)
Investment in securities classified as trading	16,247	—
Net cash used in operating activities	(635,601)	(629,092)
Proceeds from sales of portfolio loans	620,866	—
Origination of portfolio loans, net of principal repayments	(53,304)	582,724
Increase in mortgage servicing rights	68,039	46,368
Net cash provided by investing activities	635,601	629,092

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
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our residuals; (d) the valuation of our derivative instruments; and (e) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2006, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

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
     Loan fees recorded during the three months ended March 31, 2007 totaled $18.1 million compared to $11.4 million collected during the comparable 2006 period. This increase is the result of the $1.1 billion increase in total loan production to $5.8 billion for the quarter ended March 31, 2007, compared to $4.7 billion in the same 2006 period.
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
     Included in Non-Interest Income under the caption Loan Administration are contractually specified servicing fees, late fees and ancillary fees amounting to $17.6 million and $28.3 million for the periods ended March 31, 2007 and 2006, respectively.
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

     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net gain on loan sales	$25,154	$17,084

Loans sold or securitized	$5,289,617	$3,894,070
Spread achieved	0.48%	0.44%
     For the three months ended March 31, 2007, there was a net gain on loan sales of $25.2 million, an increase of $8.1 million over the $17.1 million gain in the 2006 period. The 2007 period reflects the sale of $5.3 billion in loans versus $3.9 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($5.5 billion in the 2007 period versus $4.3 billion in the 2006 period) and an increased overall gain on sale spread (44 basis points in the 2007 period versus 33 basis points in the 2006 period). Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $3.9 million and $10.1 million for the three months ended March 31, 2007 and 2006, respectively. Lower of cost or market adjustments amounted to zero and $4.7 million for the three months ended March 31, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $2.2 million and $1.0 million, for the three months ended March 31, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $68.0 million and $46.4 million for the three months ended March 31, 2007 and 2006, respectively.
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
     During the three months ended March 31, 2007, we sold collateralized mortgage obligation securities amounting to approximately $171.0 million which resulted in a gain of $729,000. During the three months ended March 31, 2007, we did not recognize any other-than-temporary impairment on our residual interest that arose from securitizations completed in 2005 and 2006. For the three months ended March 31, 2006, we recognized a $3.6 million impairment of our residual interest in the securitization completed in 2005. The $3.6 million in impairment charges on our residual interest resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, we completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. In determining the appropriate assumptions to model the transaction, we utilized our recent history of similar products, available industry information and advice from third party consultants experienced in securitizations. At the same time, we had observed prepayment speeds in the 30%-35% CPR range for our portfolio, which was consistent with the available industry data. After consulting with our advisors, we utilized a 40% CPR assumption in our modeling in order to reflect our belief that there would be only a modest increase in the prepayment speeds in the near term due to our expectations of interest rate movements and the possibility of an inverted yield curve. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated. We attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. We also noted that this increased prepayment speed with HELOCs was occurring industry-wide. The appropriateness of adjusting the model’s prepayment speed upward was validated by both a third party valuation firm and our own backtesting procedures. Based on this information, we adjusted our cash flow model to incorporate our updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. We further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary. An additional amount of the deterioration was deemed to be temporary and recorded as a portion of other comprehensive income. This was based on our belief, following further discussions with our advisors, that prepayment speeds would moderate during the year as the portfolio seasoned. For additional information, see Note 4 to the Notes to the Consolidated Financial Statements, in Item 1, Financial Statements, herein.
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

	For the Three Months Ended
	March 31,
	2007	2006
Compensation and benefits	$42,424	$39,873
Commissions	15,306	16,967
Occupancy and equipment	16,786	16,908
Advertising	1,849	1,489
Federal insurance premium	782	297
Communications	1,446	1,653
Other taxes	(573)	2,447
Other	12,007	9,871

Subtotal	90,027	89,505
Less: capitalized direct costs of loan closings, under SFAS 91	(18,629)	(21,435)

Non-interest expense	$71,398	$68,070

Efficiency ratio (1)	77.7%	67.2%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expense, before the capitalization of loan origination costs, increased $0.5 million to $90.0 million during the three months ended March 31, 2007, from $89.5 million for the comparable 2006 period. The following are the major changes affecting non-interest expense as reflected in the statements of earnings:
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
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private securitization completed in March 2007. The residual interest in this securitization was $16.2 million at March 31, 2007. In accordance with FAS 155, “Accounting for Certain Hybrid Instruments”, management has elected to initially and subsequently measure this residual interest from the March 2007 securitization, and subsequent securitizations at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value will be recorded in earnings.
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
	(Dollars in thousands)
Days Delinquent
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
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended March 31, 2007 and 2006, we repurchased $16.6 million and $12.3 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $9.2 million at March 31, 2007 and $9.6 million at December 31, 2006, and is included within other assets in our consolidated statements of financial condition.
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

FLAGSTAR BANCORP, INC.
Date: March 7, 2008	/s/ Mark T. Hammond
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