Form 10-Q/A
period 2007-06-30
FLAGSTAR BANCORP INC
filed 2008-03-07
CIK 1033012

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑.
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
     This Amendment No. 1 (“Form 10-Q/A”) to the Company’s Form 10-Q for the quarterly period ended June 30, 2007 that was originally filed with the SEC on August 9, 2007 (the “Original Form 10-Q”) is being filed in response to and as a result of comments received from the staff of the SEC. The revisions and additional disclosures are based on additional comments subsequently received from the SEC staff.
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
Part I. Item 1.
•	Revised the wording in Part I, Item 1, Financial Statements, Consolidated Statements of Cash Flows, Supplemental Disclosures of Cash Flow Information to conform to the wording in our 2006 Form 10-K/A.

•	Expanded the presentation and disclosure of the facts and circumstances resulting in the other-than-temporary-impairments recognized on the private-label securitization, including the manner in which we measure such impairment. This revision is reflected in Part I, Item 1, Financial Statements, Note 4 – Investment Securities.

•	Expanded the presentation in Part I, Item 1, Financial Statements, Note 5 –Private-label Securitization Activity to include credit risk information on our securitizations.

•	Added a footnote in Part I, Item 1, Financial Statements, Note 6 – Accumulated Other Comprehensive (Loss) Income to identify the components of the balance in accumulated other comprehensive (loss) income and changes to such components for each statement of financial condition presented.

•	Expanded the disclosure in Part I, Item 1, Financial Statements, Note 7 – Stock-Based Compensation to include additional information related to our stock-based compensation plan.
Part I. Item 2.
•	Clarified the wording in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Non-Interest Income – Loan Fees and Charges to indicate that loan fees and charges were recorded during the periods rather than collected.

•	Revised the presentation in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Non-Interest Income – Net Gain on Loan Sales to provide information on the components of our net gain on loan sales.

•	Expanded the presentation and disclosure of the facts and circumstances reflected in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-Interest Income – Net Gain (Loss) on Securities Available for Sale resulting in the $3.6 million other-than-temporary impairment recognized on the private-label securitization completed in 2005, including our measurement process of the impairment.

•	Clarified the disclosure presented in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Repurchased Assets to emphasize that repurchased assets are loans that the Company reacquired as a result of representation and warranty issues related to loan sales or securitizations rather than as a result of non-performance at the time of repurchase.

•	Expanded the disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Secondary Market Reserve to provide additional information with respect to the time frame during which the loan sales remain subject to such customary representations and warranties.

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
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition – June 30, 2007 (unaudited) and December 31, 2006.
Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — For the six months ended June 30, 2007 (unaudited) and for the year ended December 31, 2006.
Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2007 and 2006 (restated).
Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At June 30,	At December 31,
	2007	2006
	(Unaudited)
Assets
Cash and cash items	$107,541	$136,675
Interest-bearing deposits	167,367	140,561

Cash and cash equivalents	274,908	277,236
Securities classified as trading	20,487	—
Securities classified as available for sale	973,787	617,450
Mortgage-backed securities held to maturity (fair value $1.1 billion and $1.6 billion at June 30, 2007, and December 31, 2006, respectively)	1,069,350	1,565,420
Other investments	24,233	24,035
Loans available for sale	5,110,768	3,188,795
Loans held for investment	7,655,473	8,939,685
Less: allowance for loan losses	(53,400)	(45,779)

Loans held for investment, net	7,602,073	8,893,906

Total interest-earning assets	14,968,065	14,430,167
Accrued interest receivable	56,144	52,758
Repossessed assets, net	78,916	80,995
Federal Home Loan Bank stock	329,027	277,570
Premises and equipment, net	223,330	219,243
Mortgage servicing rights, net	266,545	173,288
Other assets	149,910	126,509

Total assets	$16,179,478	$15,497,205

Liabilities and Stockholders’ Equity Liabilities
Deposits	$7,697,810	$7,623,488
Federal Home Loan Bank advances	5,529,055	5,407,000
Security repurchase agreements	1,705,418	990,806
Long term debt	233,246	207,472

Total interest-bearing liabilities	15,165,529	14,228,766
Accrued interest payable	47,813	46,302
Federal income taxes payable	36,188	29,674
Secondary market reserve	27,300	24,200
Payable for securities purchased	—	249,694
Other liabilities	132,373	106,335

Total liabilities	15,409,203	14,684,971
Commitments and Contingencies	—	—
Stockholders’ Equity
Common stock $0.01 par value, 150,000,000 shares authorized; 63,648,041 and 63,604,590 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	637	636
Additional paid in capital	63,758	63,223
Accumulated other comprehensive (loss) income	(4,736)	5,182
Retained earnings	752,321	743,193
Treasury stock, at cost, 3,388,430 shares at June 30, 2007, and none at December 31, 2006	(41,705)	—

Total stockholders’ equity	770,275	812,234

Total liabilities and stockholders’ equity	$16,179,478	$15,497,205

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

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except per share data)

			Accumulated
		Additional	Other			Total
	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	(Loss) Income	Earnings	Stock	Equity
Balance at January 1, 2006	$632	$57,304	$7,834	$706,113	$—	$771,883
Net earnings	—	—	—	75,202	—	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	—	2,205
Stock-based compensation	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	(38,122)	—	(38,122)

Balance at December 31, 2006	636	63,223	5,182	743,193	—	812,234
(Unaudited)
Net earnings	—	—	—	22,890	—	22,890
Reclassification of gain on swap extinguishment	—	—	(60)	—	—	(60)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,323)	—	—	(1,323)
Change in net unrealized gain on securities available for sale	—	—	(8,535)	—	—	(8,535)

Total comprehensive income	—	—	—	—	—	12,972
Adjustment to initially apply FIN 48	—	—	—	(1,428)	—	(1,428)
Stock options exercised	1	31	—	—	—	32
Stock-based compensation	—	547	—	—	—	547
Tax effect from stock-based compensation	—	(43)	—	—	—	(43)
Purchase of treasury stock	—	—	—	—	(41,705)	(41,705)
Dividends paid ($0.20 per share)	—	—	—	(12,334)	—	(12,334)

Balance at June 30, 2007	$637	$63,758	$(4,736)	$752,321	$(41,705)	$770,275

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
		(as restated)
Operating Activities
Net earnings	$22,890	$47,550
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	19,745	9,923
Depreciation and amortization	46,147	62,464
Decrease in valuation allowance in mortgage servicing rights	(408)	—
Stock-based compensation expense	725	1,415
Net gain on the sale of assets	(1,777)	(172)
Net gain on loan sales	(53,298)	(26,735)
Net gain on sales of mortgage servicing rights	(5,725)	(43,518)
Net (gain) loss on securities classified as available for sale	(729)	3,557
Proceeds from sales and securitizations of loans available for sale	10,433,710	7,048,928
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(12,477,316)	(7,950,092)
Increase in accrued interest receivable	(3,386)	(1,867)
Increase in other assets	(25,438)	(76,989)
Increase in accrued interest payable	1,511	4,803
Net tax effect for stock grants issued	43	(831)
(Decrease) increase in federal income taxes payable	(1,412)	16,564
Decrease in payable for securities purchased	(249,694)	—
(Decrease) increase in other liabilities	(2,813)	3,033

Net cash used in operating activities	(2,297,225)	(901,967)
Investing Activities
Net change in other investments	(198)	(2,363)
Repayment of mortgage-backed securities held to maturity	178,823	223,937
Purchase of mortgage-backed securities held to maturity	—	(39,649)
Proceeds from sale of investment securities available for sale	171,441	—
Purchase of investment securities available for sale, net of principal repayments	(202,794)	—
Proceeds from sales of portfolio loans	693,283	814,560
Origination of portfolio loans, net of principal repayments	526,147	(392,329)
Purchase of Federal Home Loan Bank stock	(51,457)	—
Investment in unconsolidated subsidiary	774	—
Proceeds from the disposition of repossessed assets	47,927	22,699
Acquisitions of premises and equipment, net of proceeds	(14,793)	(22,963)
Proceeds from the sale of mortgage servicing rights	33,459	194,502

Net cash provided by investing activities	1,382,612	798,394

Financing Activities
Net increase (decrease) in deposit accounts	74,322	(80,181)
Net increase in security repurchase agreements	714,612	85,481
Net increase in Federal Home Loan Bank advances	122,055	65,000
Issuance of junior subordinated debt	25,000	—
Net receipt of payments of loans serviced for others	6,226	2,127
Net receipt of escrow payments	24,298	19,307
Proceeds from the exercise of stock options	(146)	3,045
Net tax effect of (benefit for) stock grants issued	(43)	831
Dividends paid to stockholders	(12,334)	(19,050)
Purchase of treasury stock	(41,705)	—

Net cash provided by financing activities	912,285	76,560
Net decrease in cash and cash equivalents	(2,328)	(27,013)
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$274,908	$174,150

The accompanying notes are an integral part of these consolidated financial statements.

	For the Six Months Ended June 30,
	2007	2006
	(Unaudited)
		(as restated)
Supplemental Disclosure of Cash Flow Information
Loans held for investment transferred to repossessed assets	$56,315	$53,388

Total interest payments made on deposits and other borrowing	$339,634	$269,130

Federal income taxes paid	$—	$8,353

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$—	$435,380

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$167,943	$156,584

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$693,283	$814,560

Mortgage servicing rights resulting from sale or securitization of loans	$154,000	$113,538

Retention of residual interests in securitization transactions	$29,398	$8,733

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
     As a result of management’s periodic reviews for impairment in accordance with EITF 99-20, "Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the three and six month periods ended June 30, 2007 the Company recorded no impairment on residual securities. For the three month period ended June 30, 2006, the Company recorded no impairment on residual securities. For the six month period ended June 30, 2006, the Company recorded $3.6 million in impairment charges on residual securities. The $3.6 million in impairment charges incurred during the 2006 period on the Company’s residual securities available for sale resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, the Company completed a private-label securitization of home equity lines of credit (“HELOC”) in the fourth quarter of 2005. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated by management. Management attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. The Company also noted that this increased prepayment speed with HELOCs was occurring industry wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party validation firm and with backtesting procedures. Based on this information, the Company adjusted the cash flow model to incorporate the updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. The Company further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary.
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
     The following table summarizes the collateral balance associated with the Company’s servicing portfolio of sold loans and the balance of related non-investment grade residuals retained at June 30, 2007 (in thousands):

		Balance of Retained
		Assets with Credit
	Total Loans	Exposure
	Serviced	Residuals
Private -label securitizations	$2,573,082	$71,849
GSEs	18,934,886	—
Other investors	867	—

Total	$21,508,835	$71,849

     Mortgage loans that have been securitized in private-label securitizations at June 30, 2007 and 2006 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

	Total Principal		Principal Amount		Credit Losses
	Amount of Loans		Of Loans 60 Days		(net of recoveries)
	Outstanding		Or More Past Due		For the Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Securitized mortgage loans	$2,573,082	$838,934	$6,055	$1,617	$5,916	$211
Note 6. Accumulated Other Comprehensive (Loss) Income
     The following table sets forth the ending balance in accumulated other comprehensive (loss) income for each component (in thousands):

	June 30,	December 31,
	2007	2006
Net gain on interest rate swap extinguishment	$41	$101
Net unrealized gain on derivatives used in cashflow hedges	2,870	4,193
Net unrealized (loss) gain on securities available for sale	(7,647)	888

Ending balance	$(4,736)	$5,182

     The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30,	December 31,
	2007	2006
Gain (reclassified to earnings) on interest rate swap extinguishment	$(93)	$(1,795)
Related tax benefit	33	628
Unrealized loss on derivatives used in cash flow hedging relationships	(4,920)	(8,487)
Related tax benefit	1,721	2,970
Reclassification adjustment for gains included in earnings relating to cash flow hedging relationships	2,886	5,603
Related tax expense	(1,010)	(1,960)
Unrealized (loss) gain on securities available for sale	(13,131)	805
Related tax benefit (expense)	4,596	(416)

Change	$(9,918)	$(2,652)

Note 7. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment,” using the modified prospective method. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized as an expense in the consolidated statement of earnings based on their fair values. The total amount of compensation is determined based on the fair value of the options when granted and is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified on or after January 1, 2006, and to any unvested awards that were outstanding at December 31, 2005. Consequently, compensation expense is recorded for prior option grants that vest on or after January 1, 2006, the date of adoption. In accordance with SFAS 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. For the six months ended June 30, 2007 and 2006, the excess tax effect totaled $(0.1) million and $0.8 million, respectively. During the six months ended June 30, 2007, there were no options granted.
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

Note 10. Accounting for Uncertainty in Income Taxes
     In June 2006, FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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

June 30, 2006
(Unaudited)
(Dollars in Thousands)
Originally Reported:

Proceeds from sales of loans available for sale	$7,863,488
Origination and repurchase of loans available for sale, net of principal repayments	(8,231,544)

Net cash used in operating activities	$(368,859)

Proceeds from sales of loans held for investment	$—
Origination of portfolio loans, net of principal repayments	2,661
Decrease in mortgage servicing rights	(113,538)

Net cash used in investing activities	$265,286

As Restated:

Proceeds from sales of loans available for sale	$7,048,928
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(7,950,092)

Net cash used in operating activities	$(901,967)

Proceeds from sales of portfolio loans	$814,560
Origination of portfolio loans, net of principal repayments	(392,329)
Decrease in mortgage servicing rights	—

Net cash used in investing activities	$798,394

Difference:

Proceeds from sales of loans available for sale	$(814,560)
Origination and repurchase of mortgage loans available for sale, net of principal repayments	281,452

Net cash used in operating activities	$(533,108)

Proceeds from sales of portfolio loans	$814,560
Origination of portfolio loans, net of principal repayments	(394,990)
Decrease in mortgage servicing rights	113,538

Net cash used in investing activities	$533,108

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

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Return on average assets	0.38%	0.76%	0.29%	0.63%
Return on average equity	7.69%	14.46%	5.79%	12.12%
Efficiency ratio	67.3%	55.5%	72.1%	61.1%
Equity/assets ratio (average for the period)	4.99%	5.22%	4.93%	5.18%
Mortgage loans originated or purchased	$7,162,855	$4,900,850	$12,652,185	$9,249,003
Other loans originated or purchased	$258,936	$358,057	$522,754	$684,997
Mortgage loans sold	$5,730,633	$3,964,625	$11,020,249	$7,858,695
Interest rate spread — Bank only [1]	1.30%	1.30%	1.26%	1.45%
Net interest margin — Bank only [2]	1.43%	1.54%	1.42%	1.64%
Interest rate spread — Consolidated [1]	1.27%	1.41%	1.21%	1.48%
Net interest margin — Consolidated [2]	1.35%	1.49%	1.39%	1.60%
Dividend payout ratio	39.7%	33.3%	53.9%	40.1%
Average common shares outstanding	60,691	63,509	62,051	63,438
Average fully diluted shares outstanding	61,110	64,446	62,552	64,333
Charge-offs to average investment loans (annualized)	0.36%	0.23%	0.33%	0.20%

	June 30,	March 31,	December 31,	June 30,
	2007	2007	2006	2006
Equity-to-assets ratio	4.76%	5.17%	5.24%	5.28%
Core capital ratio [3]	6.04%	6.29%	6.37%	6.39%
Total risk-based capital ratio [3]	10.96%	11.42%	11.55%	11.15%
Book value per share	$12.78	$12.79	$12.77	$12.65
Number of common shares outstanding	60,260	62,360	63,605	63,529
Mortgage loans serviced for others	$21,508,835	$19,124,378	$15,032,504	$22,379,937
Capitalized value of mortgage servicing rights	1.24%	1.19%	1.15%	1.03%
Ratio of allowance to non-performing loans	53.8%	65.0%	80.2%	79.2%
Ratio of allowance to loans held for investment	0.70%	0.61%	0.51%	0.42%
Ratio of non-performing assets to total assets	1.18%	1.04%	1.03%	0.99%
Number of banking centers	156	155	151	145
Number of home lending centers	73	72	76	87
Number of salaried employees	2,689	2,522	2,510	2,548
Number of commissioned employees	462	448	444	530

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

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

	Three Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,473,096	$189,958	6.09%	$11,862,874	$170,121	5.74%
Mortgage-backed securities held to maturity	1,124,507	13,768	4.91%	1,622,432	21,148	5.21%
Other	1,201,833	18,738	6.25%	164,713	1,379	3.35%

Total interest-earning assets	14,799,436	222,464	6.02%	13,650,019	192,648	5.65%
Other assets	963,243			1,512,362

Total assets	$15,762,679			$15,162,381

Interest-bearing liabilities
Deposits	$7,529,648	86,038	4.58%	$8,132,394	82,055	4.05%
FHLB advances	5,513,739	64,882	4.72%	4,007,320	42,497	4.25%
Security repurchase agreements	1,331,090	18,041	5.44%	1,045,762	13,051	5.01%
Other	207,873	3,586	6.92%	241,943	4,307	7.14%

Total interest-bearing liabilities	14,582,350	172,547	4.75%	13,427,419	141,910	4.24%
Other liabilities	393,561			942,964
Stockholders’ equity	786,768			791,998

Total liabilities and stockholders’ equity	$15,762,679			$15,162,381

Net interest-earning assets	$217,086			$222,600

Net interest income		$49,917			$50,738

Interest rate spread [1]			1.27%			1.41%

Net interest margin [2]			1.35%			1.49%

Ratio of average interest- earning assets to average interest-bearing liabilities			101%			102%

	Six Months Ended June 30,
	2007			2006
	Average		Yield	Average		Yield
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$12,386,759	$377,208	6.09%	$12,094,447	$341,893	5.58%
Mortgage-backed securities held to maturity	1,231,184	28,385	4.61%	1,515,919	38,300	5.05%
Other	1,177,924	37,440	6.36%	136,403	3,754	5.50%

Total interest-earning assets	14,795,867	443,033	5.99%	13,746,769	383,947	5.59%
Other assets	1,221,206			1,392,172

Total assets	$16,017,073			$15,138,941

Interest-bearing liabilities
Deposits	$7,555,840	171,064	4.58%	$8,135,310	157,272	3.91%
FHLB advances	5,679,606	132,734	4.71%	4,001,745	82,470	4.17%
Security repurchase agreements	1,176,451	30,434	5.22%	1,122,118	26,546	4.78%
Other	230,416	6,913	6.07%	250,078	8,246	6.67%

Total interest-bearing liabilities	14,642,313	341,145	4.78%	13,509,251	274,534	4.11%
Other liabilities	584,350			844,862
Stockholders’ equity	790,410			784,828

Total liabilities and stockholders’ equity	$16,017,073			$15,138,941

Net interest-earning assets	$153,554			$237,518

Net interest income		$101,888			$109,413

Interest rate spread [1]			1.21%			1.48%

Net interest margin [2]			1.39%			1.60%

Ratio of average interest- earning assets to average interest-bearing liabilities			101%			102%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

Provision for Loan Losses
     Three months. During the three months ended June 30, 2007, we recorded a provision for loan losses of $11.5 million as compared to $5.9 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio. Net charge-offs increased in the 2007 period to $6.6 million, compared to $5.8 million for the same period in 2006, and as a percentage of investment loans, increased to an annualized 0.36% from 0.23%. The increase in charge-offs as a percentage of investment loans reflects the increase in net charge-off activity in the current quarter coupled with the relative decrease in the balance of our investment loan portfolio as we continue to originate the majority of loans for sale as part of our overall risk management and funding cost containment strategies. See “Analysis of Items on Statement of Financial Condition — Allowance for Loan Losses,” below, for further information.
     Six months. During the six months ended June 30, 2007, we recorded a provision for loan losses of $19.7 million as compared to $9.9 million recorded during the same period in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio for each of the respective periods. Net charge-offs in the 2007 period totaled $12.1 million compared to $9.5 million for the same period in 2006 and were an annualized 0.33% and 0.20% of average investment loans for the six months ended June 30, 2007 and 2006, respectively, also reflecting the declining balance of investment loans. See “Analysis of Items on Statement of Financial Condition — Allowance for Loan Losses,” below, for further information.
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
     Three months. Loan fees recorded during the three months ended June 30, 2007 totaled $0.8 million compared to $1.2 million collected during the comparable 2006 period.
     Six months. Loan fees recorded during the six months ended June 30, 2007 totaled $1.5 million compared to $2.9 million collected during the comparable 2006 period.
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
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net gain on loan sales	$28,144	$9,650	$53,298	$26,735

Loans sold or securitized	$5,730,633	$3,964,625	$11,020,249	$7,858,695
Spread achieved	0.49%	0.24%	0.48%	0.34%
     Three months. For the three months ended June 30, 2007, there was a net gain on loan sales of $28.1 million, as opposed to a $9.7 million gain in the 2006 period, an increase of $18.4 million. The 2007 period reflects the sale of $5.7 billion in loans versus $4.0 billion sold in the 2006 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($7.2 billion in the 2007 period versus $4.9 billion in the 2006 period) and an increased overall gain on sale spread (49 basis points in the 2007 period versus 24 basis points in the 2006 period). Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $3.6 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively. Lower of cost or market adjustments on loans transferred to held for investment amounted to $(0.1) million and zero for the three months ended June 30, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $2.4 million and $1.4 million, for the three months ended June 30, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $85.9 million and $63.1 million for the three months ended June 30, 2007 and 2006, respectively.
     Six months. For the six months ended June 30, 2007, net gain on loan sales increased $23.7 million to $50.4 million from $26.7 million in the 2006 period. The 2007 period reflects the sale of $11.0 billion in loans versus $7.9 billion sold in the 2006 period. Management believes changes in the Company’s market share during the 2007 period resulted in an increased mortgage loan origination volume ($12.3 billion in the 2007 period versus $8.9 billion in the 2006 period) and an increase in overall gain on sale spread (48 basis points in the 2007 versus 34 basis points in the 2006 period). Our calculation of net loan sales reflects changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $7.5 million and $8.7 million for the six months ended June 30, 2007 and 2006, respectively. Lower of cost or market adjustments on loans transferred to held for investment amounted to $0.1 million and zero for the six months ended June 30, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $4.5 million and $2.4 million, for the six months ended June 30, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $154.0 million and $109.5 million for the six months ended June 30, 2007 and 2006, respectively.
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
     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of residual interests from private-label securitizations and mortgage-backed and collateralized mortgage obligation securities. In addition to recognizing any gains or losses upon the sale of the securities, we may also incur net losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     Three months. During the three months ended June 30, 2007 and 2006, we sold no securities available for sale. During the three months ended June 30, 2007 and 2006, we had no other-than-temporary impairment on our residual interest that arose from securitizations completed in 2006 and 2007.
     Six months. During the six months ended June 30, 2007, we sold collateralized mortgage obligation securities amounting to approximately $171.0 million, which resulted in a gain of $0.7 million. We sold no available for sale securities during the six month period ended June 30, 2006. During the six months ended June 30, 2007, we did not recognize any other-than-temporary impairments. For the six months ended June 30, 2006, we recognized a $3.6 million impairment of our residual interest in the securitization completed in 2005. The $3.6 million in impairment charges on our residual interest resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, we completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. In determining the appropriate assumptions to model the transaction, we utilized our recent history of similar products, available industry information and advice from third party consultants experienced in securitizations. At the same time, we had observed prepayment speeds in the 30%-35% CPR range for our portfolio, which was consistent with the available industry data. After consulting with our advisors, we utilized a 40% CPR assumption in our modeling in order to reflect our belief that there would be only a modest increase in the prepayment speeds in the near term due to our expectations of interest rate movements and the possibility of an inverted yield curve. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated. We attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. We also noted that this increased prepayment speed with HELOCs was occurring industry-wide. For appropriateness of adjusting the model’s prepayment speed upward was validated by both a third party valuation firm and our own backtesting procedures. Based on this information, we adjusted our cash flow model to incorporate our updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. We further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary. An additional amount of the deterioration was deemed to be temporary and recorded as a portion of other comprehensive income. This was based on our belief, following further discussions with our advisors, that prepayment speeds would moderate during the year as the portfolio seasoned.
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
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private-label securitization prefunded in March 2007 and completed in June 2007. The residual interest in this securitization was $20.5 million at June 30, 2007. In accordance with SFAS 155, “Accounting for Certain Hybrid Instruments,” management has elected to initially and subsequently measure this residual interest from the June 2007 securitization, and subsequent securitizations, at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value will be recorded in earnings in the period of the change.
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

Delinquent Loans

	June 30,	December 31,	June 30,
Days Delinquent:	2007	2006	2006
30	$50,202	$40,140	$28,703
60	30,451	22,163	15,253
90	97,789	56,554	49,530
Matured — Delinquent	1,509	517	497

Total	$179,951	$119,374	$93,983

Investment loans	$7,655,473	$8,939,685	$9,427,066

Delinquency % (Total)	2.35%	1.34%	1.00%

Delinquency % (90+ days and matured)	1.30%	0.64%	0.53%

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
     During the three months ended June 30, 2007 and 2006, we repurchased or indemnified $16.5 million and $16.7 million in unpaid principal balance of non-performing loans, respectively. In the six months ended June 30, 2007 and 2006, we repurchased $33.1 million and $29.0 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $12.5 million at June 30, 2007 and $9.6 million at December 31, 2006 and is included within other assets in our consolidated statements of financial condition.
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
     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. We believe that these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve due to current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease to our other fees and charges.
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
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.5 billion, secured by eligible residential mortgage loans. At June 30, 2007, we had available collateral sufficient to access $7.4 billion of the line and had $5.5 billion of FHLB advances outstanding at June 30, 2007. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
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
     The following summarizes share repurchase activities during the three months ended June 30, 2007 pursuant to the Stock Repurchase Plan:

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

FLAGSTAR BANCORP, INC.
Date: March 7, 2008	/s/ Mark T. Hammond
Mark T. Hammond
President and Chief Executive Officer (Duly Authorized Officer)

Date: March 7, 2008	/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Ex. No.	Description

11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer