Form 10-Q/A
period 2007-09-30
FLAGSTAR BANCORP INC
filed 2008-03-07
CIK 1033012

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
This Amendment No. 1 (“Form 10-Q/A”) to the Company’s Form 10-Q for the quarterly period ended September 30, 2007 that was originally filed with the SEC on November 8, 2007 (the “Original Form 10-Q”) is being filed in response to and as a result of comments received from the staff of the SEC. The revisions and additional disclosures are based on additional comments subsequently received from the SEC staff.
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
Part I. Item 1.
•	Revised the wording in Part I, Item 1, Financial Statements, Consolidated Statements of Cash Flows, Supplemental Disclosures of Cash Flow Information to conform to the wording in our 2006 Form 10-K/A.

•	Expanded the presentation and disclosure of the facts and circumstances resulting in the other-than-temporary-impairment recognized on the private-label securitizations completed in 2005 and 2006, including the manner in which we measure such impairment. This revision is reflected in Part I, Item 1, Financial Statements, Note 4 – Investment Securities.

•	Expanded the presentation in Part I, Item 1, Financial Statements, Note 6 – Private-label Securitization Activity to conform certain wording relating to credit risk on securitization to our Form 10-K/A. Additionally, we corrected the amount of proceeds from collections reinvested for the three and nine months ended September 30, 2007. Last, we added information with respect to past due and credit loss information on our securitized mortgage loans.

•	Added a footnote in Part I, Item 1, Financial Statements, Note 7 – Accumulated Other Comprehensive (Loss) Income to identify the components of the balance in accumulated other comprehensive (loss) income and changes to such components for each statement of financial condition presented.

•	Expanded the disclosure in Part I, Item 1, Financial Statements, Note 8 – Stock-Based Compensation to include additional information related to our stock-based compensation plan.
Part I. Item 2.
•	Clarified the wording in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-Interest Income — Loan Fees and Charges to clarify the enhancements to our SFAS 91 processess and the effect on our consolidated financial statements.

•	Expanded the presentation and disclosure of the facts and circumstances reflected in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Non-Interest Income – Net Gain (Loss) on Securities Available for Sale resulting in the other-than-temporary impairments recognized on the private-label securitization completed in 2005 and 2006, including our measurement process of the impairment.

•	Expanded the disclosure in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Secondary Market Reserve to provide additional information with respect to the time frame during which the loan sales remain subject to such customary representations and warranties.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition –September 30, 2007 (unaudited) and December 31, 2006.
Unaudited Consolidated Statements of Operations — For the three and nine months ended September 30, 2007 and 2006.
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — For the nine months ended September 30, 2007 (unaudited) and for the year ended December 31, 2006.
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

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)
		(as restated)
Operating Activities
Net (loss) earnings	$(9,165)	$68,303
Adjustments to net (loss) earnings to net cash used in operating activities
Provision for loan losses	49,941	17,213
Depreciation and amortization	71,692	80,129
(Decrease) increase in valuation allowance in mortgage servicing rights	(358)	48
Stock-based compensation expense	1,119	1,797
Net gain on the sale of assets	(3,041)	(2,010)
Net gain on loan sales	(35,841)	(18,538)
Net gain on sales of mortgage servicing rights	(6,181)	(88,719)
Net loss on securities classified as available for sale	2,215	5,701
Unrealized gain on trading securities	(1,914)	—
Proceeds from sales of loans available for sale	16,031,878	10,647,153
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(19,018,391)	(11,835,950)
Increase in accrued interest receivable	(11,062)	(4,737)
Decrease (increase) in other assets	387	(39,682)
(Decrease) increase in accrued interest payable	(119)	7,041
Net tax effect of (benefit for) stock grants issued	25	(905)
Decrease in federal income taxes payable	(21,229)	(22,667)
Decrease in payable for securities purchased	(249,694)	—
Increase in other liabilities	8,318	4,774

Net cash used in operating activities	(3,191,420)	(1,181,049)

Investing Activities
Net change in other investments	(745)	(3,117)
Repayment of mortgage-backed securities held to maturity	249,475	300,543
Proceeds from the sale of investment securities available for sale	254,937	—
Purchase of investment securities available for sale, net of principal repayments	(132,755)	—
Proceeds from sales of portfolio loans	693,283	1,256,646
Origination of portfolio loans, net of principal repayments	708,063	(614,908)
Purchase of Federal Home Loan Bank stock	(53,524)	17,611
Investment in unconsolidated subsidiaries	1,238	—
Proceeds from the disposition of repossessed assets	70,318	42,068
Acquisitions of premises and equipment, net of proceeds	(25,891)	(32,032)
Proceeds from the sale of mortgage servicing rights	33,915	371,703

Net cash provided by investing activities	1,798,314	1,338,514

Financing Activities
Net increase in deposit accounts	862,068	68,152
Net decrease in security repurchase agreements	(522,138)	(325,602)
Issuance of junior subordinated debt	40,000	—
Net increase in Federal Home Loan Bank advances	985,000	292,308
Payment on other long term debt	(25)	(25)
Net receipt (disbursement) of payments of loans serviced for others	17,069	(39,630)
Net receipt of escrow payments	19,931	18,064
Proceeds from the exercise of stock options	(241)	2,557
Net tax effect of (benefit for) stock grants issued	(25)	905
Dividends paid to stockholders	(18,361)	(28,583)
Purchase of treasury stock	(41,705)	—
Issuance of treasury stock	26	—

Net cash provided by (used in) financing activities	1,341,599	(11,854)

Net (decrease) increase in cash and cash equivalents	(51,507)	145,611
Beginning cash and cash equivalents	277,236	201,163

Ending cash and cash equivalents	$225,729	$346,774

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows — Continued
(In thousands)

	For the Nine Months Ended September 30,
	2007	2006
	(Unaudited)
		(as restated)
Supplemental Disclosure of Cash Flow Information
Loans held for investment transferred to repossessed assets	$88,576	$77,322

Total interest payments made on deposits and other borrowing	$524,479	$419,421

Federal income taxes paid	$—	$61,253

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$345,794	$440,707

Recharacterization of mortgage loans available for sale to mortgage-backed securities available for sale	$406,094	$—

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$210,639	$247,771

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$693,283	$1,256,646

Mortgage servicing rights resulting from sale or securitization of loans	$247,570	$175,141

Retention of residual interests in securitization transactions	$20,487	$—

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
          As a result of management’s periodic reviews for impairment in accordance with EITF 99-20, “Recognition of Interest Income and Impairment on Certain Investments” (“EITF 99-20”), during the three and nine month periods ended September 30, 2007 the Company recorded impairment charges on available for sale residual securities. The other-than-temporary impairment charges amounted to $3.6 million for the three and nine month periods ended September 30, 2007. The principal reason for the impairment charges was the recognition of increasing losses in the underlying mortgages in securitizations.
          The other-than-temporary impairment charges for the three and nine month period ended September 30, 2006 amounted to $2.1 million and $5.7 million, respectively. The $5.7 million in impairment charges incurred during the 2006 period on the Company’s residual securities available for sale resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, the Company completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated by management. Management attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. The Company also noted that this increased prepayment speed with HELOCs was occurring industry wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party validation firm and with backtesting procedures. Based on this information, the Company adjusted the cash flow model to incorporate the updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. The Company further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary. As the yield curve continued to flatten and even invert during the third quarter of 2006, prepayment speeds accelerated further. Additionally, based on the Company’s analysis it was believed that the inverted yield curve would not be a short term phenomenon. Based on these factors and Company cash flow models, it was determined that additional other- than-temporary impairment had taken place in the third quarter. Such amounts were recorded as identified and resulted in the $2.1 million in impairment charges for the three month period ended September 30, 2006. Based on the first and third quarter other-than-temporary impairment, the total impairment for the nine month period ended September 30, 2006 was $5.7 million.
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
Note 6. Private-label Securitization Activity
          During 2007, the Company sold $719.1 million in closed-ended, fixed and adjustable rate mortgage loans (the “2007 Second Mortgage Securitization”) and recorded $26.8 million in residual interests and servicing assets as a result of the non-agency securitization. The residual interests are categorized as securities classified as trading and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.
          Certain cash flows received from securitization trusts outstanding, including the trust arising from the 2007 Second Mortgage Securitization, were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Proceeds from new securitizations	$—	$—	$719,097	$—
Proceeds from collections reinvested in securitizations	47,026	11,957	137,975	56,206
Servicing fees received	1,928	1,035	5,050	2,734
Loan repurchases for representations and warranties	—	—	(642)	(727)
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
     The following table summarizes the collateral balance associated with the Company’s servicing portfolio of sold loans and the balance of non-investment grade residuals retained at September 30, 2007 (in thousands):

		Balance of Retained
		Assets with Credit
	Total Loans	Exposure
	Serviced	Residuals
Private –label securitizations	$1,467,933	$63,433
Government sponsored entities	25,196,260	—
Other investors	859	—

Total	$26,665,052	$63,433

          Mortgage loans that have been securitized in private-label securitizations at September 30, 2007 and 2006 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

	Total Principal		Principal Amount		Credit Losses
	Amount of Loans		Of Loans 60 Days		(net of recoveries)
	Outstanding		Or More Past Due		For the Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Securitized mortgage loans	$1,467,933	$740,721	$12,869	$2,698	$14,781	$275
Note 7. Accumulated Other Comprehensive (Loss) Income
          The following table sets forth the ending balance in accumulated other comprehensive (loss) income for each component (in thousands):

	September 30,	December 31,
	2007	2006
Net gain on interest rate swap extinguishment	$10	$101
Net unrealized gain on derivatives used in cashflow hedges	1,509	4,193
Net unrealized (loss) gain on securities available for sale	(9,885)	888

Ending balance	$(8,366)	$5,182

          The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component
(in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2007	2006
Gain (reclassified to earnings) on interest rate swap extinguishment	$(140)	$(1,795)
Related tax benefit	49	628
Unrealized loss on derivatives used in cash flow hedging relationships	(8,714)	(8,487)
Related tax benefit	3,049	2,970
Reclassification adjustment for gains included in earnings relating to cash flow hedging relationships	4,586	5,603
Related tax expense	(1,605)	(1,960)
Unrealized gain (loss) on securities available for sale	(16,574)	805
Related tax expense (benefit)	5,801	(416)

Change	$(13,548)	$(2,652)

Note 8. Stock-Based Compensation
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
Note 9. Stockholders’ Equity
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

Note 10. Segment Information
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
Note 11. Accounting for Uncertainty in Income Taxes
          In September 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” (“FIN 48”), to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement 109, “Accounting for Income Taxes.” This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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
Note 12. Restatement of Previously Issued Consolidated Financial Statements
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

          As a result of the errors described above, the restatement affected the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, but they had no impact on the total Cash and Cash Equivalents for the nine months ended September 30, 2006. The restatement did not affect the Unaudited Consolidated Statement of Financial Condition, Consolidated Statement of Operations or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of or for the period ended September 30, 2006.
          The effects of the restatement on the Consolidated Statement of Cash Flows for the nine month period ended September 30, 2006 are reflected in the following table.

September 30, 2006
(Unaudited)
(Dollars in Thousands)
Originally Reported:

Proceeds from sales of loans available for sale	$11,903,799
Origination and repurchase of loans available for sale, net of principal repayments	(12,401,103)
Net cash used in operating activities	$(489,556)

Proceeds from sales of loans held for investment	$—
Origination of portfolio loans, net of principal repayments	125,386
Decrease in mortgage servicing rights	(175,141)
Net cash used in investing activities	$647,021

As Restated:

Proceeds from sales of loans available for sale	$10,647,153
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(11,835,950)
Net cash used in operating activities	$(1,181,049)

Proceeds from sales of portfolio loans	$1,256,646
Origination of portfolio loans, net of principal repayments	(614,908)
Decrease in mortgage servicing rights	—
Net cash used in investing activities	$1,338,514

Difference:

Proceeds from sales of loans available for sale	$1,256,646
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(565,153)

Net cash used in operating activities	$691,493

Proceeds from sales of portfolio loans	$(1,256,646)
Origination of portfolio loans, net of principal repayments	740,294
Decrease in mortgage servicing rights	(175,141)

Net cash used in investing activities	$(691,493)

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

Selected Financial Ratios
(Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Return on average assets	(0.77)%	0.55%	(0.08)%	0.60%
Return on average equity	(17.08)%	10.10%	(1.57)%	12.23%
Efficiency ratio	133.5%	63.8%	85.2%	62.0%
Equity/assets ratio (average for the period)	4.51%	5.46%	4.79%	4.93%
Mortgage loans originated or purchased	$6,566,185	$4,633,986	$19,218,370	$13,882,989
Other loans originated or purchased	$262,415	$200,161	$785,169	$885,158
Mortgage loans sold	$5,955,396	$4,045,915	$16,975,645	$11,904,611
Interest rate spread – Bank only [1]	1.35%	1.44%	1.29%	1.44%
Net interest margin – Bank only [2]	1.52%	1.67%	1.45%	1.65%
Interest rate spread – Consolidated [1]	1.27%	1.47%	1.29%	1.48%
Net interest margin – Consolidated [2]	1.36%	1.54%	1.38%	1.57%
Dividend payout ratio	(18.8)%	39.7%	(197.3)%	41.9%
Average common shares outstanding	60,265	63,548	61,450	63,475
Average fully diluted shares outstanding	60,636	64,304	61,874	64,323
Charge-offs to average investment loans (annualized)	0.33%	0.18%	0.34%	0.19%

	September 30,	June 30,	December 31,	September 30,
	2007	2007	2006	2006

Equity-to-assets ratio	4.40%	4.76%	5.24%	5.39%
Core capital ratio [3]	5.78%	6.04%	6.37%	6.52%
Total risk-based capital ratio [3]	10.65%	10.96%	11.55%	11.52%
Book value per share	$12.09	$12.78	$12.77	$12.82
Number of common shares outstanding	60,271	60,260	63,605	63,571
Mortgage loans serviced for others	$26,665,052	$21,508,835	$15,032,504	$14,829,396
Capitalized value of mortgage servicing rights	1.28%	1.24%	1.15%	1.02%
Ratio of allowance to non-performing loans	61.0%	53.8%	80.2%	77.1%
Ratio of allowance to loans held for investment	1.11%	0.70%	0.51%	0.48%
Ratio of non-performing assets to total assets	1.34%	1.18%	1.03%	1.05%
Number of banking centers	158	156	151	146
Number of home lending centers	151	73	76	85
Number of salaried employees	2,939	2,689	2,510	2,559
Number of commissioned employees	852	462	444	491

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

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
          Three months. Loan fees recorded during the three months ended September 30, 2007, resulted in a loss of $218,000 compared to income of $2.1 million recognized during the comparable 2006 period. This decline was attributable to continued enhancements in our SFAS 91 processes. These enhancements included significant improvements to our systems and processes with respect to the capture of direct loan fees and charges for all types of our loans. These enhancements have been in process since 2006 but were completed in 2007. We began the enhancement process as a result of our continued expansion of our lending products, particularly commercial real estate loans, second mortgage and home equity lines-of-credit. Further, during the finalization of these enhancements, we corrected several minor issues detected in the systems upgrades which resulted in a negative revenue item during the third quarter of 2007. We do not believe that these corrections are significant to our consolidated results of operations or will recur.
          Nine months. Loan fees recorded during the nine months ended September 30, 2007 totaled $1.3 million compared to $5.0 million collected during the comparable 2006 period. This decline was attributable to continued enhancements in our SFAS 91 processes as described above.
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
          The following table indicates the net (loss) gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

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
          Nine months. For the nine months ended September 30, 2007, net gain on loan sales increased $17.3 million to $35.8 million from $18.5 million in the 2006 period. The 2007 period reflects the sale of $17.0 billion in loans versus $11.9 billion sold in the 2006 period. Management believes changes in the Company’s market share during the 2007 period resulted in an increased mortgage loan origination volume ($19.2 billion in the 2007 period versus $13.9 billion in the 2006 period) and an increase in overall gain on sale spread (21 basis points in the 2007 versus 16 basis points in the 2006 period). Our calculation of net gain on loan sales reflects changes in SFAS 133, lower of cost or market adjustments and provisions to our secondary market reserve. Changes in SFAS 133 amounted to $0.9 million and $(2.4) million for the nine months ended September 30, 2007 and 2006, respectively. Lower of cost or market adjustments amounted to $0.2 million and $1.9 million for the nine months ended September 30, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $7.2 million and $4.1 million, for the nine months ended September 30, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $247.5 million and $171.1 million for the nine months ended September 30, 2007 and 2006, respectively.
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
          Unrealized Gain on Trading Securities. Securities classified as trading are comprised of residual interests from our private-label securitization completed in June 2007. Changes in our trading portfolio arise from changes in the valuation of the residual interest.
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
          Three months. During the three months ended September 30, 2007, we sold $84.2 million of securities available for sale which resulted in gains of $668,000. During the three months ended September 30, 2007, we had a $3.6 million other-than-temporary impairment of our residual interests that arose from securitizations completed in 2005 and 2006. The other-than-temporary impairment arose during the third quarter of 2007 primarily from the increase in our credit loss assumptions for these securitizations. The increase was caused by our recognition of the increasing losses in the underlying mortgages. The credit loss assumptions have increased by as much as 80% for certain securitizations. For the corresponding period in 2006, we had a $2.1 million other-than-temporary impairment of our residual interest that arose from securitizations completed in 2005, principally due to increased prepayment speeds as described below.
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
          The $5.7 million in impairment charges on our residual interest during 2006 resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, we completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. In determining the appropriate assumptions to model the transaction, we utilized our recent history of similar products, available industry information and advice from third party consultants experienced in securitizations. At the same time, we had observed prepayment speeds in the 30%-35% CPR range for our portfolio, which was consistent with the available industry data. After consulting with our advisors, we utilized a 40% CPR assumption in our modeling in order to reflect our belief that there would be only a modest increase in the prepayment speeds in the near term due to our expectations of interest rate movements and the possibility of an inverted yield curve. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated. We attributed this to fixed rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. We also noted that this increased prepayment speed with HELOCs was occurring industry-wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party valuation firm and with our own backtesting procedures. Based on this information, we adjusted our cash flow model to incorporate our updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. We further analyzed the result and determined that approximately $3.6 million of the deterioration was other than temporary. An additional amount of the deterioration was deemed to be temporary and recorded as a portion of other comprehensive income. This was based on our belief, following further discussions with our advisors, that prepayment speeds would moderate during the year as the portfolio seasoned. However, as the yield curve continued to flatten and even invert during the third quarter of 2006, prepayment speeds not only failed to moderate, but actually accelerated. Additionally, based on our analysis we did not believe that the inverted yield curve would only be a short-term phenomenon. Based on these factors and our cash flow models, we determined that additional other than temporary impairment had taken place. Such amounts were recorded as identified and resulted in the $2.1 million in impairment charges for the third quarter 2006 and a total of $5.7 million for the nine months ended September 30, 2006.
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
          Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private-label securitization closed in March 2007 with a secondary closing in June 2007. The residual interest in this securitization was $22.4 million at September 30, 2007. In accordance with SFAS 155, “Accounting for Certain Hybrid Instruments,” management has elected to initially and subsequently measure this residual interest from the March 2007 securitization, and subsequent securitizations, at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value are recorded in operations in the period of the change.
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
Delinquent Loans

	September 30,	December 31,	September 30,
Days Delinquent:	2007	2006	2006
30	$73,382	$40,140	$33,738
60	44,481	22,163	16,150
90+ delinquent and matured	127,506	57,071	55,464
Total	$245,369	$119,374	$105,352

Investment loans	$7,034,732	$8,939,685	$8,924,181

Delinquency % (Total)	3.49%	1.34%	1.18%

Delinquency % (90+ days and matured)	1.81%	0.64%	0.62%

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

Item 4. Controls and Procedures
          (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. When conducting this evaluation, management also considered the facts and underlying circumstances that resulted in the restatement described in Note 12 of the Unaudited Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” of this report. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
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