Form 10-K
period 2007-12-31
FLAGSTAR BANCORP INC
filed 2008-03-13
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16577

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($12.05 per share) as reported on the New York Stock Exchange on June 29, 2007, was approximately $507.3 million. The registrant does not have any non-voting common equity shares.

As of March 11, 2008, 60,325,344 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2008 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

Employment Agreement dated February 28, 2007 of Matthew I. Roslin
List of Subsidiaries of the Company
Consent of Virchow, Krause & Company, LLP
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

General

The Company is a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank. At December 31, 2007, our total assets were $15.8 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States.

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

At December 31, 2007, we operated 164 banking centers (of which 42 are located in retail stores such as Wal-Mart) located in Michigan, Indiana and Georgia. We also operate 143 home loan centers located in 27 states. This includes an additional 13 banking centers we opened during 2007, including six in Georgia. Our plan over the next five years is to increase our earning asset base and banking center network. To do this, we plan to continue to add banking centers and grow our lending channels in an effort to expand our market share in the markets we serve and to penetrate new markets. Toward this goal, during 2008, we expect to expand our banking center network by up to 13 new banking centers, with seven in Georgia.

Our earnings include net interest income from our retail banking activities, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, the sale of servicing rights related to mortgage loans serviced and fee-based services provided to our customers. Approximately 97.4% of our total loan production during 2007 represented mortgage loans and home equity lines of credit that were collateralized by first or second mortgages on single-family residences.

At December 31, 2007, we had 3,960 full-time equivalent salaried employees of which 877 are account executives and loan officers.

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation offers a line of consumer and commercial financial products and services to individuals and to small and middle market businesses through a network of banking centers (i.e., our bank branches) in Michigan, Indiana, and Georgia. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 26 to our consolidated financial statements included in this report under “Item 8. Financial Statements and Supplementary Data.” A more detailed discussion of our two operating segments is set forth below.

Banking Operation. Our banking operation collects deposits and offers a broad base of banking services to consumer, municipal and commercial customers. We collect deposits at our 164 banking centers and via the Internet. We also sell certificates of deposit through independent brokerage firms. In addition to deposits, we borrow funds by obtaining advances from the FHLB or by entering into repurchase agreements using as collateral our mortgage-backed securities that we hold as investments. The banking operation invests these funds in a variety of consumer and commercial loan products.

We have developed a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years, savings accounts and money market accounts. We primarily rely upon our network of strategically located banking centers, the quality and efficiency of our customer service, and our pricing policies to attract deposits.

In past years, our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms (“wholesale deposits”). During 2005, 2006 and through June 2007, we did not solicit any funds through the national accounts division as we had access to more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that had the potential for a long term customer relationship. Beginning in July 2007, wholesale deposits became attractive from a cost of funds standpoint, so we began to solicit funds through this division again.

While our primary investment vehicle is single-family residential first mortgage loans originated or acquired by our home lending operation, our banking operation offers consumer and commercial financial products and services to individuals and to small to middle market businesses. During the past three years, we have placed increasing emphasis on commercial real estate lending and on expanding on our commercial lending as a diversification from our national mortgage lending platform. In 2006, we expanded our commercial real estate lending to add 19 states to diversify our lending activity beyond Michigan, Indiana and Georgia.

During 2007, we originated a total of $742.2 million in consumer loans versus $1.1 billion originated in 2006. At December 31, 2007, our consumer loan portfolio totaled $338.2 million or 4.1% of our investment loan portfolio, and contained $56.5 million of second mortgage loans, $179.8 million of home equity lines of credit, and $101.9 million of various other consumer loans.

We also offer a full line of commercial loan products and banking services especially developed for our commercial customers. Commercial loans are made on a secured or unsecured basis, but a vast majority are also collateralized by personal guarantees of the principals of the borrowing business. Assets providing collateral for secured commercial loans require an appraised value sufficient to satisfy our loan-to-value ratio requirements. We also generally require that our commercial customers maintain a minimum debt-service coverage ratio. In addition, we consider the creditworthiness and managerial ability of our borrowers, the enforceability and collectibility of any relevant guarantees and the quality of the collateral.

At December 31, 2007, our commercial real estate loan portfolio totaled $1.5 billion, or 19.2% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $23.0 million, or 0.3% of our investment loan portfolio. At December 31, 2006, our commercial real estate loan portfolio totaled $1.3 billion or 14.6% of our investment loan portfolio, and our non-real estate commercial loan portfolio totaled $14.6 million, or 0.2% of our investment loan portfolio. During 2007, we originated $639.9 million of commercial loans versus $671.5 million in 2006.

We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a mortgage loan. Each extension or drawdown on the line is collateralized by the mortgage loan being funded, and in many cases, we subsequently acquire the mortgage loan. These lines of credit are, in most cases, personally guaranteed by a qualified principal officer of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2007, was $1.2 billion, of which $316.7 million was outstanding at December 31, 2007. At December 31, 2006, $1.2 billion in warehouse lines of credit had been granted, of which $291.7 million was outstanding.

Our banking operation also offers a variety of other value-added, fee-based banking services.

Home Lending Operation. Our home lending operation originates, acquires, sells and services single-family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2007, approximately 62.7% of our interest-earning assets consisted of first mortgage loans on single-family residences.

During 2007, we were one of the country’s leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards.

•	Retail. In a retail transaction, we originate the loan through our nationwide network of 143 home loan centers, as well as from our 164 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosure and other aspects of the lending process and fund the transaction internally. During 2007, we closed $2.0 billion of loans utilizing this origination channel, which equaled 7.8% of total originations as compared to $2.1 billion or 11.7% of total originations in 2006 and $4.0 billion or 14.2% of total originations in 2005.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but we supply the funding for the loan at closing (also known as “table funding”) and thereby become the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a fee to acquire the mortgage servicing rights on the loan. We currently have active broker relationships with over 6,200 mortgage brokerage companies located in all 50 states. Brokers remain our largest loan production channel. During 2007, we closed $12.4 billion utilizing this origination channel, which equaled 49.3% of total originations, as compared to $9.0 billion or 48.3% in 2006 and $16.1 billion or 57.1% in 2005.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan plus a fee to acquire the mortgage servicing rights on the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,200 companies located in all 50 states. During 2007, we closed $10.8 billion utilizing this origination channel, which equaled 42.9% of total originations versus $7.2 billion or 40.0% originated in 2006 and $8.1 billion or 28.7% originated in 2005.

We maintain 15 sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our broker and correspondent production channels. Our brokers and correspondents are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Since 2006, virtually all mortgage loans that closed used the Internet in the completion of the mortgage origination or acquisition process. We expect to continue to utilize technology to streamline the mortgage origination process and bring service and convenience to our correspondent partners and customers.

Underwriting. Mortgage loans acquired or originated by the home lending operation are underwritten on a loan-by-loan basis rather than on a pool basis. In general, mortgage loans produced through any of our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, certain of our correspondents have delegated underwriting authority. Any loan not underwritten by a Flagstar- employed underwriter must be warranted by the underwriter’s employer, whether it is a mortgage insurance company or correspondent mortgage company.

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

Quality control checks are performed by the underwriting department, using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

Mortgage Loans. All mortgage loans acquired or originated by our home lending operation are collateralized by a first mortgage on a one-to-four family residential property. A large majority of our mortgage loan products conform to the respective underwriting guidelines established by Fannie Mae, Ginnie Mae or Freddie Mac, which we collectively refer to as the “Agencies”. We generally require that any first mortgage loan with a loan-to-value ratio in excess of 80% carry mortgage insurance. A loan-to-value ratio is the percentage that the original principal amount of a loan bears to the appraised value of the mortgaged property at the time of underwriting. However, in the case of a purchase money mortgage loans, in which the loan proceeds are used to acquire the property rather than refinance an existing mortgage loan, we use the lower of the appraised value of the property or the purchase price of the property securing the loan in determining this ratio. We also verify the reasonableness of the appraised value of loans by utilizing an AVM. We generally require a lower loan-to-value ratio, and thus a higher down payment, for loans on homes that are not occupied as a principal residence by the borrower. In addition, all first mortgage loans originated are subject to requirements for title, flood, windstorm, fire, and hazard insurance. Real estate taxes are generally collected and held in escrow for disbursement. We are also protected against fire or casualty loss on home mortgage loans by a blanket mortgage impairment insurance policy that insures us when the mortgagor’s insurance is inadequate.

Construction Loans. Our home lending operation also makes short-term loans for the construction of one-to-four family residential housing throughout the United States, with a large concentration in our southern Michigan market area. These construction loans usually convert to permanent financing upon completion of construction. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except that during a construction period, generally up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2007, we originated a total of $126.7 million in construction loans versus $114.8 million originated in 2006 and $103.9 million originated in 2005. At December 31, 2007, our portfolio of loans held for investment included $90.4 million of loans secured by properties under construction, or 1.12% of total loans held for investment.

Secondary Market Loan Sales and Securitizations. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated:

	For the Year Ended December 31,
	2007	2006	2005
	Principal Sold	Principal Sold	Principal Sold
	%	%	%

Agency Securitizations	89.74%	83.14%	89.56%
Whole Loan Sales	6.49%	14.57%	7.88%
Private Securitizations	3.77%	2.29%	2.56%

Total	100.00%	100.00%	100.00%

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

We have also securitized a smaller portion of our mortgage loans through a process which we refer to as a private-label securitizations, to differentiate it from an Agency securitization. In a private-label securitization, we sell mortgage loans to our wholly-owned bankruptcy remote special purpose entity, which then sells the mortgage loans to a separate, transaction-specific trust formed for this purpose in exchange for cash and certain interests in the trust and those mortgage loans. Each trust then issues and sells mortgage-backed securities to third party investors that are secured by payments on the mortgage loans. These securities are rated by two of the nationally recognized statistical rating organizations (i.e. — rating agencies.) We have no obligation to provide credit support to either the third-party investors or the trusts, although we are required to make certain servicing advances with respect to mortgage loans in the trusts. Neither the third-party investors nor the trusts generally have recourse to our assets or us, nor do they have the ability to require us to repurchase their mortgage-backed securities. We do not guarantee any mortgage-backed securities issued by the trusts. However, we do make certain customary representations and warranties concerning the mortgage loans as discussed below, and if we are found to have breached a representation or warranty, we could be required to repurchase the mortgage loan from the applicable trust. Each trust represents a “qualifying special purpose entity,” as defined under Statement of Financial Accounting Standard (“SFAS”) 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, and therefore is not consolidated for financial reporting purposes.

In addition to the cash we receive from the securitization of mortgage loans, we retain certain interests in the securitized mortgage loans and the trusts. Such retained interests include residual interests, which arise as a result of our private-label securitizations, and mortgage servicing rights (“MSRs”), which can arise as a result of our Agency securitizations, our private-label securitizations, or both.

The residual interests created upon the issuance of private-label securitizations represent the first loss position and are not typically rated by any nationally recognized statistical rating organization. The value of residual interests represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. Excess cash flows are dependent upon various factors including estimated prepayment speeds, credit losses and over-collateralization requirements. Residual interests are not typically entitled to any cash flows until both the over-collateralization account, which represents the difference between the bond balance and the value of the collateral underlying the security, has reached a certain level and certain expenses are paid. The over-collateralization requirement may increase if certain events occur, such as increases in delinquency rates or cumulative losses. If certain expenses are not paid or over-collateralization requirements are not met, the trustee applies cash flows to the over-collateralization account until such requirements are met and no excess cash flows would flow to the residual interest. A delay in receipt of, or reduction in the amount of excess cash flows would result in a lower valuation of the residual interests.

Residual interests are designated by us as trading or available-for-sale securities at the time of securitization and are periodically evaluated for impairment. The available-for-sale residual interests are marked to market with changes in the value recognized in other comprehensive income, net of tax. If available-for-sale residual interests are deemed to be impaired and the impairment is considered other-than-temporary, the impairment is recognized in the current period earnings. The trading residual interests are marked to market in the current period earnings. We use an internally developed model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and discount rates.

Upon our sale of mortgage loans, we may retain the servicing of the securitized mortgage loans, or even sell them to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize. When we retain MSRs, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows.

When we sell mortgage loans, whether through Agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans, loss indemnifications and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $27.6 million and $24.2 million at December 31, 2007 and 2006, respectively.

Loan Servicing. The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity for us. During 2007, 2006 and 2005, we serviced portfolios of mortgage loans that averaged $23.4 billion, $20.3 billion and $26.8 billion, respectively. The servicing generated gross revenue of $91.1 million, $82.6 million and $103.3 million in 2007, 2006, and 2005, respectively. This revenue stream was offset by the amortization of $78.3 million, $69.6 million and $94.5 million in previously capitalized values of MSRs in 2007, 2006, and 2005, respectively. When a loan is prepaid or refinanced, any remaining MSR for that loan is fully amortized and therefore amortization expense in a period could exceed loan administration income. During a period of falling or low interest rates, the amount of amortization expense typically increases because of prepayments and refinancing of the underlying mortgage loans. During a period of higher or rising interest rates, payoffs and refinancing typically slow, reducing the rate of amortization.

As part of our business model, we occasionally sell MSRs into the secondary market if we determine that market prices provide us with an opportunity for appropriate profit or for capital management, balance sheet management or interest rate risk purposes. Over the past three years, we sold $40.3 billion of loans serviced for others underlying our MSRs, including $3.6 billion in 2007. The MSRs are sold in transactions separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less the carrying value and transaction costs. The market price of MSRs changes with demand and the general level of interest rates.

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

Flagstar Reinsurance Company. Flagstar Reinsurance Company (“FRC”) is a wholly-owned subsidiary of the Company that was formed during 2007 as a successor in interest to another wholly-owned subsidiary, Flagstar Credit Inc., a reinsurance company which was subsequently dissolved in 2007. FRC is a reinsurance company that provides credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year. With each pool, all of the primary risk is initially borne by one or more unaffiliated private mortgage insurance companies. A portion of the risk is then ceded to FRC by the insurance company, which remains principally liable for the entire amount of the primary risk. To effect this, the private mortgage insurance company provides loss coverage for all foreclosure losses up to the entire amount of the “insured risk” with respect to each pool of loans. The respective private mortgage insurance company then cedes a portion of that risk to FRC and pays FRC a corresponding portion of the related premium. The mortgage insurance company usually retains the portion of the insured risk ranging from 0% to 5% and from 10.01% to 100% of the insured risk. FRC’s share of the total amount of the insured risk is an intermediate tranche of credit enhancement risk which covers the 5.01% to 10% range, and therefore its maximum exposure at any time equals 5% of the insured risk of the insured pools. At December 31, 2007, FRC’s maximum exposure amounted to $143.9 million. Pursuant to our individual agreements with the private mortgage insurance companies, we are obligated to maintain cash in a separately managed account for the benefit of these mortgage insurance companies to cover any losses experienced in the portion ceded to us. The amounts we maintain are determined periodically by these companies and reflect their overall assessment at the time of our probability of maximum loss related to our ceded portion and the related severity of such loss. Pursuant to these agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we are required to maintain in this separately managed account. At December 31, 2007, this separately managed account had a balance of $26.1 million. However, we believe the actual risk of loss is much lower because the credit enhancement is provided on an aggregated pool basis rather than on an individual loan basis. Also, FRC’s obligation is subordinated to the primary insurers, and we believe that the insured mortgage loans are fully collateralized. As such, while FRC does bear some risk in the structure, we believe FRC’s actual risk exposure is minimal. As of December 31, 2007, no claim had been made against FRC on the mortgage loan credit enhancement it provides.

Flagstar Credit, Inc. Flagstar Credit, Inc. (“FCI”), a wholly-owned subsidiary of the Company, transferred all of its assets to FRC effective October 1, 2007. The transfer was with the approval of each of the mortgage insurers and all actual and contingent liabilities that FCI had at the time were assumed by FRC without any further recourse to FCI and FRC succeeded to all rights and obligations of the agreements with the private mortgage insurers. Following this transfer, FRC has continued the operations of FCI without change and FCI ceased operation and was dissolved in 2007.

Paperless Office Solutions, Inc. Paperless Office Solutions, Inc. (“POS”), a wholly-owned subsidiary of the Company, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators.

Other Flagstar Subsidiaries. In addition to the Bank, Douglas, FRC and POS, we have a number of wholly-owned subsidiaries that are inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 2 and 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.

Flagstar Bank. The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank is also the sole shareholder of FCMC.

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

Flagstar ABS LLC. Flagstar ABS LLC (“ABS”) is a wholly-owned subsidiary of FCMC that serves as a bankruptcy remote special purpose entity that has been created to hold trust certificates in connection with our private securitization offerings.

Other Bank Subsidiaries. The Bank, in addition to FCMC, also wholly-owns several other subsidiaries, all of which were inactive at December 31, 2007.

Regulation and Supervision

Both the Company and the Bank are subject to regulation by the OTS. Also, the Bank is a member of the FHLB and its deposits are insured by the FDIC through the DIF. Accordingly, it is subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant changes in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Holding Company Status and Acquisitions. The Company is a savings and loan holding company, as defined by federal banking law. We may not acquire control of another savings association unless the OTS approves such transaction and we may not be acquired by a company other than a bank holding company unless the OTS approves such transaction, or by an individual unless the OTS does not object after receiving notice. We may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, we may not acquire more than 5% of the voting stock of any savings institution. In addition, the federal Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to that date, we may engage in non-financial activities and acquire non-financial subsidiaries.

Capital Adequacy. The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. There is no such requirement that applies to the Company. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2007, the Bank met all capital requirements to which it was subject and satisfied the requirements to be treated as “well-capitalized” under OTS regulations. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0% or more, its leverage ratio (also referred to as its core capital ratio) is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0%. Any institution that is neither well capitalized nor adequately capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.0% or less will be considered critically undercapitalized.

On November 1, 2007, the OTS and the other U.S. banking agencies issued final regulations implementing the new risk-based regulatory capital framework developed by The Basel Committee on Banking Supervision, which is a working committee established by the central bank governors of certain industrialized nations, including the United States. The new risk-based regulatory capital framework, commonly referred to as Basel II, includes several methodologies for determining risk-based capital requirements, and the U.S. banking agencies have so far only adopted methodology known as the “advanced approach.” The implementation of the advanced approach is mandatory for the largest U.S. banks and optional for other U.S. banks.

For those other U.S. banks, the U.S. banking agencies had issued advance rulemaking notices through December 2006 that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, were intended to avoid future competitive inequalities between Basel I and Basel II organizations. However, the U.S. banking agencies withdrew the proposed Basel 1A capital framework in late 2007. Instead, in 2008, the U.S. banking agencies announced that they would issue a proposed rule that would allow all U.S. banks not subject to the advanced approach under Basel II with the option of adopting a “standardized approach” under Basel II. Upon issuance of the proposed rule, we will assess the potential impact that it may have on our business practices as well as the broader competitive effects within the industry.

Qualified Thrift Lender. The Bank is required to meet a qualified thrift lender (“QTL”) test to avoid certain restrictions on our operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on our ability to branch interstate and the Company’s mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings association satisfies the QTL test if: (i) on a monthly average basis, for at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and our non-banking subsidiaries. The Company’s principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). Accordingly, the Bank does not currently expect to pay dividends to the Company if such payment would result in the Bank not being well capitalized. In addition, the Bank must seek prior approval from the OTS at least 30 days before it may make a capital distribution to the Company.

FDIC Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the United States government. Through March 31, 2006, the FDIC administered two separate deposit insurance funds, the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The SAIF was the deposit insurance fund for most savings associations, including the Bank. In February 2006, President Bush signed into law the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which among other things allowed for the merger of the BIF and the SAIF to form the DIF. Under FDIC guidelines issued in November 2006, the Bank’s premiums increased to increase the capitalization of the DIF. For 2007, the assessment was approximately $4.4 million, before any credits, as compared to $1.1 million in 2006.

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

Federal Reserve. Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Under Federal Reserve Board regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirement is to increase the Bank’s cost of funds.

Patriot Act. The USA PATRIOT Act, which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the USA PATRIOT Act’s provisions, as well as other aspects of anti-money laundering legislation and the Bank Secrecy Act.

Consumer Protection Laws and Regulations. Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

Federal regulations require extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

The federal Gramm-Leach-Bliley Act includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

Many states also have predatory lending laws, and although the Bank is typically exempt from those laws due to federal preemption, they do apply to the brokers and correspondents from whom we purchase loans and, therefore have an effect on our business and our sales of certain loans into the secondary market.

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

Regulatory Enforcement. Our primary federal banking regulator is the OTS. Both the OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any “institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OTS and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC.

Federal Home Loan Bank System. The primary purpose of the Federal Home Loan Banks (the “FHLBs”) is to provide loans to their respective members in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLB system consists of 12 regional FHLBs, each being federally chartered but privately owned by its respective member institutions. The Federal Housing Finance Board, a government agency, is generally responsible for regulating the FHLB system. The Bank is currently a member of the FHLB of Indianapolis.

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

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings institutions, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits and, in recent years, many financial institutions have competed for deposits through the internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and “sit-down” banking in which a customer is served at a desk rather than in a teller line. We may also compete by offering competitive interest rates on our deposit products.

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

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. These reports are also available without charge on the SEC website at www.sec.gov.

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

In addition, our business and earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the United States, and the perception of those policies by the financial markets. The Federal Reserve’s policies influence both the financial markets and the size and liquidity of the mortgage origination market, which significantly impacts the earnings of our mortgage lending operation and the value of our investment in MSRs and other retained interests. The Federal Reserve’s policies and perceptions of those policies also influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. Changes in those policies or perceptions are beyond our control and difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

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

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received in our mortgage banking operations. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rates on our net interest margin and revenues related to mortgage origination volume. However, we can not give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results.

We manage the strategic interest rate risk in our home lending operation primarily through the natural counterbalance of our loan production and servicing operations. Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. We have also benefited from periods of wide spreads between short and long term interest rates. If interest rates rise after we fix a price for a loan or commitment but before we close or sell such loan, the value of the loan will decrease and the amount we receive from selling the loan may be less than its cost to originate.

When interest rates fluctuate, repricing risks arise from the timing difference in the maturity and/or repricing of assets, liabilities and off-balance sheet positions. While such repricing mismatches are fundamental to our business, they can expose us to fluctuations in income and economic value as interest rates vary. Our interest rate risk management strategies do not completely eliminate repricing risk. A significant amount of our deposit liabilities are certificates of deposits, and these account holders may be more sensitive to the interest rate paid on their account than other depositors. There is no guarantee that in a changing rate environment we will be able to retain all of these depositors’ accounts. We also call on local municipal agencies as another source for deposit funding. While a valuable source of liquidity, we believe that municipal deposits are usually extremely rate sensitive and, therefore, prone to withdrawal if higher interest rates are offered elsewhere. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing rate environment we will be able to retain all funds in these accounts.

Changes in interest rates may cause a mismatch in our mortgage origination flow of loans, or “pipeline” and adversely affect our profitability. In our mortgage banking operation, we are exposed to interest rate risk from the time we commit to an interest rate on a mortgage loan application through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors to estimate the percentage of mortgage loans we expect to sell for delivery at a future date. The amount of loans that we commit to sell is based in part on our expectation of the pull-through percentage, which is the ratio of mortgage loans closed divided by the number of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”). If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. A mismatch of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, we may not have made commitments to sell these additional pipeline loans and therefore may incur significant losses upon their sale if the market rate of interest is higher than the mortgage interest rate to which we committed on such additional pipeline loans. Alternatively, we may have made commitments to sell more loans than actually closed or at prices that are no longer profitable to us. Our profitability may be adversely affected to the extent our economic hedging strategy for pipeline loans is not effective.

The value of our mortgage servicing rights could decline with reduction in interest rates.

The market value of, and earnings from, our mortgage loan servicing portfolio may be adversely affected by declines in interest rates. When mortgage rates rise we would generally expect payoffs in our servicing portfolio to decline, which generally should result in increases to the fair value of our MSRs. When mortgage interest rates decline, mortgage loan prepayments tend to increase as customers refinance their loans. When this happens, the income stream from our current mortgage loan servicing portfolio may decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our mortgage loan servicing portfolio.

Gains on Mortgage Servicing Rights May Be Difficult to Realize Due to Disruption in the Capital Markets.

Historically, we have sold mortgage servicing rights in secondary sales in order to realize profits, manage our capital levels and control interest rate risk. In the current environment, MSRs may be more difficult to sell, as many of the traditional buyers have exited the market due to a lack of capital availability, concern about housing prices or other reasons. If we do not sell MSRs, it could affect our profitability, result in increased capital requirements or require that we specifically hedge this asset.

We use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation.

A portion of our assets are carried on our statement of financial condition at fair value, including our initial capitalization of MSRs, trading assets and available for sale securities that represent certain retained interests from securitization activities, all other available-for-sale securities and derivatives. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines in the dollar amount of assets we report on our statement of financial condition.

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves.

A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

As with most lending institutions, we maintain an allowance for loan losses to provide for defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects our estimate of the probable losses in our portfolio of loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned. Problems in the United States’ residential real estate development industry could materially impact us. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the development and construction efforts of residential real estate developers. Consequently, such economic downturns could adversely affect the ability of such residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. Similar issues are arising in other markets, including commercial real estate. These problems faced by residential real estate developers and other commercial borrowers could have a material adverse impact on our financial results.

Our secondary market reserve for losses could be insufficient.

We currently maintain a secondary market reserve, which is a liability on our statement of financial condition, to reflect our best estimate of expected losses that we have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce our net gain on loan sales, with adjustments to our previous estimates recorded as an increase or decrease to our other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, recovery history, and present economic conditions, among other things. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could change materially, resulting in a level of reserve that is less than actual losses. Further, our bank regulators periodically review our secondary market reserve and may, in their discretion and based on their own judgment, which may differ from that of management, require us to increase the amount of the reserve through additional provisions. Such increases will result in a reduction in net earnings and could have an adverse effect on our statement of financial condition and results of operations.

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

In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac, Ginnie Mae and other institutional and non-institutional investors. We expect to remain eligible to participate in such programs, but any significant impairment of our eligibility could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans.

Our commercial real estate and commercial business loan portfolios carry heightened credit risk.

In recent years, we have emphasized the origination of commercial real estate and commercial business loans. At December 31, 2007, our balance of commercial loans was $1.6 billion, which was 19.8% of loans held for investment and 10.1% of total assets. Loans collateralized by commercial real estate are generally thought to have a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. Other commercial business loans generally have a greater credit risk than residential mortgage loans as well. Conversely, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property whose value tends to be more easily ascertainable. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

We have substantial risks in connection with securitizations and loan sales.

Securitization and loan sale transactions comprise a significant source of our overall funding. Our sales channels include whole loan sales, sales to government-sponsored enterprises and sales through private-label securitizations. Private-label securitizations, sponsored by us, involve transfers of loans to off-balance sheet qualifying special purpose entities, which in turn issue securities to third parties.

In a securitization transaction, we may recognize a gain or loss on sale resulting from related residuals and/or servicing rights in the securitized pool of loans when we sell or securitize the assets. The values assigned to the residuals and/or servicing assets depends upon certain assumptions that we make about the future performance of the securitized loan portfolio, including the level of credit losses and the rate of prepayments. Residuals, which are retained interests created in a mortgage loan securitization, typically represent the first loss position and are not typically rated by a nationally recognized rating agency. If we hold the residuals, we are at risk for the initial losses that occur with these securitizations. Decreases in the value of the residuals and/or servicing assets in securitizations that we have completed due to market interest rate fluctuations, higher than expected credit losses on prepayments, or changes in the volume of assets securitized or sold due to our inability to access the asset-backed securitization markets or other funding sources could have a material adverse effect on our business, financial condition and results of operations.

Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.

Our access to external sources of financing, as well as the cost of that financing, is dependent on various factors and could be adversely affected by a deterioration of our credit ratings including our servicer rating, which are influenced by a number of factors. These include, but are not limited to: material changes in operating margins; earnings trends and volatility; the prudence of funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the statement of financial condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. Material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. A reduction in our credit rating or servicing rating could cause the loss of custodial deposits for our agency servicing portfolio.

Our ability to make mortgage loans depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations, deposits, which include custodial amounts from our agency servicing portfolio, borrowings from the FHLB, borrowings from investment and commercial banks through repurchase agreements, and capital-raising activities. Our ability to maintain borrowing facilities is subject to renewal of these facilities. If we are unable to renew any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the restrictions imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will be able to adequately access capital markets when or if a need for additional capital arises.

We may be required to raise capital at terms that are materially adverse to our shareholders.

We suffered a loss in excess of $39 million during 2007 and as a result, saw our shareholders’ equity and regulatory capital decline in the second half of the year. While we currently have regulatory capital ratios in excess of the “well capitalized” requirement, there can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain our regulatory capital ratios at the “well capitalized” level. Such capital raising could be at terms that are dilutive to existing shareholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in financial markets.

Our holding company is dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, the Company’s ability to service its debt, including payment of interest on debentures issued as part of capital raising activities using trust preferred securities or pay dividends to stockholders, is dependent upon the receipt of dividends from the Bank on such capital stock. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank and to applicable regulatory limitations. If the earnings of the Company’s subsidiaries are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may not be able to make dividend payments to its common shareholders or service its debt. See “Item 1. Business — Regulation and Supervision — Payment of Dividends.”

We may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future.

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine our business model, we will need to continue to attract and retain additional senior management and to recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions and prospects.

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

Our business is highly regulated.

The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. Such regulation and supervision are intended primarily for the protection of the insurance fund and for our depositors and borrowers, and are not intended to protect the interests of investors in our common stock. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. Accordingly, the actions of governmental authorities responsible for regulatory, fiscal and monetary affairs can have a significant and immediate impact on the activities of financial services firms such as ours. See further information in “Item 1. Business — Regulation and Supervision.”

Our business has volatile earnings because it operates based on a multi-year cycle.

The home lending segment of our business is a cyclical business that generally performs better in a low interest rate environment with a yield curve that is lower at the shorter time frames and higher at the longer time frames. In addition, other external factors, including tax laws, the strength of various segments of the economy and demographics of our lending markets, could influence the level of demand for mortgage loans. Gain on sale of loans is a large component of our revenue and could be adversely impacted by a significant decrease in the volume of our mortgage loan originations to the extent the effect of the volume decline is not offset by an increase in the profit margins on such loans sales.

Our loans are geographically concentrated in only a few states.

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 67.3% of our mortgage loans held for investment balance at December 31, 2007. In addition, 63.1% of our commercial real estate loans are in Michigan. Continued adverse economic conditions in these few markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters, or acts of war or terrorism.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our portfolio.

Approximately 96.3% of our investment loan portfolio as of December 31, 2007, was comprised of loans collateralized by real estate. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Adverse changes in the economy affecting real estate values may have significantly impaired the value of our collateral as well as our ability to even sell the collateral upon foreclosure, particularly with respect to our loans with second liens. If the collateral is sold in the event of a default with respect to any of these loans, amounts received may be insufficient to recover all of the outstanding principal and uncollected interest on the loan. As a result, our profitability could continue to be negatively impacted by adverse changes in the real estate market.

A significant part of our business strategy involves adding new branch locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

Our expansion strategy consists principally of adding new branch locations in Michigan and Georgia growth areas that complement our existing branch network. While we anticipate that this expansion strategy will enhance long-term shareholder value, it is possible that our branch expansion strategy may not become accretive to our earnings over the short term. New branches generally require a significant initial capital investment for land and building expenses and take several years to become profitable. Accordingly, we anticipate that, in the short term, net operations will be negatively affected as we incur significant capital expenditures and noninterest expense in opening and operating new branches before the new branches can produce sufficient net interest income to offset the increased expense. In addition, the need to use capital to fund de novo branching may limit our ability to increase our interest-earning assets, generate MSRs or to pay or increase dividends on our common stock. There also is implementation risk associated with new branches. Numerous factors will determine whether our branch expansion strategy will be successful, such as our ability to select suitable branch locations, real estate acquisition costs, competition, interest rates, managerial resources, our ability to hire and retain qualified personnel, the effectiveness of our marketing strategy and our ability to attract deposits.

We are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to adopt new policies and procedures and to install new systems. We can not be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

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

At December 31, 2007, we operated from the headquarters in Troy, Michigan, a regional office in Jackson, Michigan, and a regional office in Atlanta, Georgia, 164 banking centers in Michigan, Indiana and Georgia and 143 home lending centers in 27 states. We also maintain 13 wholesale lending offices. Our banking centers consist of 97 free-standing office buildings, 41 in-store banking centers and 26 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 87 of our offices, own the building but lease the land for one of our offices, and lease the remaining 232 offices. The offices that we lease have lease expiration dates ranging from 2008 to 2017.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2007, there were no legal proceedings that we anticipate will have a material adverse effect on us. See Note 19 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this annual report of Form 10-K to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the trading symbol FBC. At December 31, 2007, there were 60,270,624 shares of our common stock outstanding held by approximately 14,400 shareholders of record.

Dividends

The following table shows the high and low closing prices for the Company’s common stock during each calendar quarter during 2007 and 2006, and the cash dividends per common share declared during each such calendar quarter. We have declared dividends on our common stock on a quarterly basis in the past. However, the amount of and nature of any dividends declared on our common stock in the future will be determined by our Board of Directors in their sole discretion. In their meeting on February 19, 2008, our Board of Directors suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows signs of improvement.

			Dividends
	Highest	Closing	Declared
	Closing	Lowest	in the
Quarter Ending	Price	Price	Period

December 31, 2007	$10.23	$5.90	$0.05
September 30, 2007	$13.08	$9.73	$0.10
June 30, 2007	$13.43	$11.30	$0.10
March 31, 2007	$14.96	$11.95	$0.10
December 31, 2006	$15.46	$14.31	$0.15
September 30, 2006	$16.29	$14.01	$0.15
June 30, 2006	$16.96	$14.67	$0.15
March 31, 2006	$15.60	$14.08	$0.15

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2007.

	Number of		Number of Securities
	Securities to Be	Weighted-Average	Remaining Available
	Issued Upon	Exercise Price of	for Future Issuance
	Exercise of	Outstanding	Under Equity
Plan Category	Outstanding Options	Options	Compensation Plans

Equity Compensation Plans approved by security holders (1)	2,697,997	$14.04	5,236,705

Total	2,697,997	$14.04	5,236,705

(1)	Consists of our 2006 Equity Incentive Plan, which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Equity Incentive Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Equity Incentive Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the Board of Directors in the applicable agreement. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Equity Incentive Plan.

Sale of Unregistered Securities

The Company made no unregistered sales of its common stock during the quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

There were no shares of our common stock that we purchased in the fourth quarter of 2007.

On January 31, 2007, the Company announced that the Board of Directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the Board of Directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expired on January 31, 2008. For the year ended December 31, 2007, $41.7 million was used to repurchase 3.4 million shares under the program.

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2001 THROUGH DECEMBER 31, 2007

	Dec-01	Jun-02	Dec-02	Jun-03	Dec-03	Jun-04	Dec-04	Jun-05	Dec-05	Jun-06	Dec-06	Jun-07	Dec-07
Nasdaq Financial	100	107	98	109	129	132	149	145	152	158	174	173	146
Nasdaq Bank	100	114	107	119	142	145	162	155	159	167	181	167	141
S&P Small Cap 600	100	100	85	96	118	130	145	148	157	169	180	195	178
Russell 2000	100	95	80	94	117	125	139	137	145	157	172	182	167
Flagstar Bancorp	100	173	163	373	331	314	366	314	245	277	263	210	123

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated
Statements of Operations:
Interest income	$905,509	$800,866	$708,663	$563,437	$503,068
Interest expense	695,631	585,919	462,393	340,146	308,482

Net interest income	209,878	214,947	246,270	223,291	194,586
Provision for loan losses	88,297	25,450	18,876	16,077	20,081

Net interest income after provision for loan losses	121,581	189,497	227,394	207,214	174,505
Other income	117,115	202,161	159,448	256,121	465,877
Operating and administrative expenses	297,510	275,637	262,887	243,005	252,915

(Loss) earnings before federal income tax provision	(58,814)	116,021	123,955	220,330	387,467
(Benefit) provision for federal income taxes	(19,589)	40,819	44,090	77,592	135,481

Net (loss) earnings	$(39,225)	$75,202	$79,865	$142,738	$251,986

(Loss) earnings per share
Basic	$(0.64)	$1.18	$1.29	$2.34	$4.21
Diluted	$(0.64)	$1.17	$1.25	$2.22	$3.95

Dividends per common share	$0.35	$0.60	$0.90	$1.00	$0.50

Dividend payout ratio	N/M	51%	70%	43%	11%

Note:  N/M — not meaningful.

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated Statements of Financial Condition:
Total assets	$15,792,736	$15,497,205	$15,075,430	$13,143,014	$10,553,246
Mortgage-backed securities held to maturity	1,255,431	1,565,420	1,414,986	20,710	30,678
Loans receivable	11,645,707	12,128,480	12,349,865	12,065,465	9,599,803
Mortgage servicing rights	413,986	173,288	315,678	187,975	260,128
Total deposits	8,236,744	7,623,488	8,521,756	7,433,776	5,729,650
FHLB advances	6,301,000	5,407,000	4,225,000	4,090,000	3,246,000
Security repurchase agreements	108,000	990,806	1,060,097	—	—
Stockholders’ equity	692,978	812,234	771,883	728,954	638,801
Other Financial and Statistical Data
Tangible capital ratio	5.78%	6.37%	6.26%	6.19%	7.34%
Core capital ratio	5.78%	6.37%	6.26%	6.19%	7.34%
Total risk-based capital ratio	10.66%	11.55%	11.09%	10.97%	13.30%
Equity-to-assets ratio (at the end of the period)	4.39%	5.24%	5.12%	5.54%	6.05%
Equity-to-assets ratio (average for the period)	4.48%	5.29%	5.07%	5.68%	5.17%
Book value per share	$11.50	$12.77	$12.21	$11.88	$10.53
Shares outstanding	60,271	63,605	63,208	61,358	60,675
Average shares outstanding	61,152	63,504	62,128	61,057	59,811
Mortgage loans originated or purchased	$25,711,438	$18,966,354	$28,244,561	$34,248,988	$56,550,735
Other loans originated or purchased	981,762	1,241,588	1,706,246	995,429	609,092
Loans sold	24,255,114	16,370,925	23,451,430	28,937,576	51,922,757
Mortgage loans serviced for others	32,487,337	15,032,504	29,648,088	21,354,724	30,395,079
Capitalized value of mortgage servicing rights	1.27%	1.15%	1.06%	0.88%	0.86%
Interest rate spread — consolidated	1.33%	1.42%	1.74%	1.87%	2.01%
Net interest margin — consolidated	1.40%	1.54%	1.82%	1.99%	2.16%
Interest rate spread — bank only	1.39%	1.41%	1.68%	1.85%	1.91%
Net interest margin — bank only	1.50%	1.63%	1.88%	2.08%	2.40%
Return on average assets	(0.24)%	0.49%	0.54%	1.17%	2.50%
Return on average equity	(5.14)%	9.42%	10.66%	20.60%	48.35%
Efficiency ratio	91.0%	66.1%	64.8%	50.7%	38.3%
Net charge off ratio	0.35%	0.20%	0.16%	0.16%	0.35%
Ratio of allowance to investment loans	1.28%	0.51%	0.37%	0.36%	0.55%
Ratio of non-performing assets to total assets	2.00%	1.03%	0.98%	0.99%	1.01%
Ratio of allowance to non-performing loans	52.8%	80.2%	60.7%	67.2%	64.9%
Number of banking centers	164	151	137	120	98
Number of home loan centers	143	76	101	112	128

Note: All per share data has been restated for the 2 for 1 stock split on May 15, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 26 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements, herein.

Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2007, we operated a network of 164 banking centers and provided banking services to approximately 122,704 customers. We continue to focus on expanding our branch network in order to increase our access to retail deposit funding sources. As we open new branches, we believe that the growth in deposits will continue over time. During 2007, we opened 13 banking centers, including six banking centers in Georgia. During 2007, we expect to open seven additional branches in the Atlanta, Georgia area and five branches in Michigan.

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

BANKING OPERATION

	At or for the Years Ended December 31,
	2007	2006	2005

	(Dollars in thousands)

Net interest income	$99,984	$159,255	$185,276
Net gain on sale revenue	—	—	—
Other income	27,868	31,353	55,813
(Loss) earnings before federal taxes	(74,247)	59,728	123,726
Identifiable assets	$15,014,734	$14,939,341	$14,176,340

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2007	2006	2005

	(Dollars in thousands)

Net interest income	$109,894	$55,692	$60,994
Net gain on sale revenue	64,928	135,002	81,737
Other income	24,319	35,806	21,898
Earnings before federal taxes	15,433	56,293	229
Identifiable assets	$4,188,002	$3,597,864	$2,379,090

Summary of Operations

Our net loss for 2007 of ($39.2) million (loss of $0.64 per diluted share) represents a 152.1% decrease from the earnings of $75.2 million ($1.17 per diluted share) we achieved in 2006 and a decrease of 149.1% from the $79.9 million ($1.25 per diluted share) earned in 2005. The net loss during 2007 was affected by the following factors:

•	Higher provision for loan losses due to an increase in delinquency rates and non-performing loans;

•	Lower gain on sales of MSRs due to substantially lower volume of MSR sales;

•	Higher gain on loan sales due to increased volume and a slight decrease in overall gain on sale spread;

•	Impairment losses in residual interests and securities;

•	Lower net interest income due to the increase in the average interest rate that we paid on our deposits and interest-bearing liabilities offset by a lower average interest rate that we earned on our interest-earning assets;

•	Higher overhead costs in our banking group attributable in part to the 13 additional banking centers that were opened during the year as well as 14 banking centers opened in 2006 as part of our overall de novo branch bank strategy; and

•	Higher overhead costs in our home lending operation due to an increase in the number of salaried and commissioned personnel attributable to an increase of 67 home loan centers opened during the year as we focused on increasing our retail lending capability.

See “Results of Operations” below.

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held for investment portfolio, but which have not yet been realized as of the date of our consolidated statement of financial condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods.

Valuation of Mortgage Servicing Rights. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase as customers refinance their loans. When this happens, the income stream from a MSR portfolio will decline. In that case, we may be required to amortize the portfolio over a shorter period of time or reduce the carrying value of our MSR portfolio. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. On an ongoing basis, we compare our fair value estimates to observable market data where available. On an annual basis, the value of our MSR portfolio is reviewed by an outside valuation expert. MSRs are recorded at the lower of carrying cost or fair market value.

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

Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residual securities are not typically entitled to any cash flows unless over-collateralization has reached a certain level. The over-collateralization represents the difference between the bond balance and the collateral underlying the security. A sample of an over-collateralization structure may require 2% of the original collateral balance for 36 months. At month 37, it may require 4%, but on a declining balance basis. Due to prepayments, that 4% requirement is generally less than the 2% required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would apply cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

Residuals are designated as either available-for-sale or trading securities at the time of securitization and are periodically evaluated for impairment. These residuals are marked to market with changes in the value either recognized in other comprehensive income net of tax for available-for-sale securities or earnings for trading securities. If the available-for-sale security is deemed to be impaired and the impairment is other-than-temporary, the impairment is recognized in the current period earnings. We use an internally developed model to value the residuals. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

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

Derivative instruments may be designated as either fair value or cash flow hedges under hedge accounting principles or may be undesignated. A hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment is referred to as a fair value hedge. A hedge of the exposure to the variability of cash flows from a recognized asset, liability or forecasted transaction is referred to as a cash flow hedge. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges are adjusted to fair value through earnings. Throughout 2006 and 2007, we had no derivatives designated as fair value hedges. On January 1, 2008, we derecognized all of our cash flow hedges.

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

Like our other critical accounting policies, our secondary market reserve is highly dependent on subjective and complex judgments and assumptions. We continue to enhance our estimation process and adjust our assumptions. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, improvements to technology in the underwriting process, expectation of credit loss on repurchased loans, expectation of loss from indemnification payments made to loan purchasers, the expectation of the mix between repurchased loans and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and lend to judgments that are susceptible to change.

Results of Operations

Net Interest Income

2007. During 2007, we recognized $209.9 million in net interest income, which represented a decrease of 2.3% compared to the $214.9 million reported in 2006. Net interest income represented 64.2% of our total revenue in 2007 as compared to 51.5% in 2006. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the year ended December 31, 2007, we had an average balance of $15.0 billion of interest-earning assets, of which $12.4 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2007 was $905.5 million, an increase of 13.1% from the $800.9 million recorded 2006. Offsetting the increase in interest income was an increase in our cost of funds. The average cost of interest-bearing liabilities increased 9.3%, from 4.32% during 2006 to 4.72% in 2007, while the average yield on interest-earning assets increased only 5.4%, from 5.74% during 2006 to 6.05% in 2007. As a result, our interest rate spread during 2007 was 1.33% at year-end. The compression of our interest rate spread during the year, combined with an increase in nonperforming assets caused our net interest margin for 2007 to decrease to 1.40% from 1.54% during 2006. Our net interest margin was also affected by the decline in our ratio of interest-earning assets to interest-bearing liabilities, from 103% in 2006 to 101% in 2007. The Bank recorded an interest rate margin of 1.50% in 2007, as compared to 1.63% in 2006.

2006. During 2006, we recognized $214.9 million in net interest income, which represented an decrease of 12.7% compared to the $246.3 million reported in 2005. Net interest income represented 51.5% of our total revenue in 2006 as compared to 60.7% in 2005. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the year ended December 31, 2006, we had an average balance of $14.0 billion of interest-earning assets, of which $12.2 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2006 was $800.9 million, an increase of 13.0% from the $708.7 million recorded in 2005. Offsetting the increase in earning assets was an increase in our cost of funds. Our interest-earning assets are funded with deposits and other short-term liabilities, primarily borrowings from the FHLB and security repurchase agreements. Typically, there is a spread between the long-term rates we earn on these mortgage loans and the short-term rates we pay on our funding sources. During 2006, the spread between these interest rates narrowed as short-term rates increased. The average cost of interest-bearing liabilities increased 23.8% from 3.49%, during 2005 to 4.32% in 2006, while the average yield on interest-earning assets increased only 9.8%, from 5.23% during 2005 to 5.74% in 2006. As a result, our interest rate spread during 2006 was 1.42% at year-end. The compression of our interest rate spread during the year caused our net interest margin for 2006 to decrease to 1.54% from 1.82% during 2005. The adverse effect of the spread compression was offset in part by the increase in our ratio of interest-earning assets to interest-bearing liabilities, from 102% in 2005 to 103% in 2006. The Bank recorded an interest rate margin of 1.63% in 2006, as compared to 1.88% in 2005.

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets was reduced by $23.8 million, $28.3 million and $29.6 million of amortization of net premiums and net deferred loan origination costs in 2007, 2006 and 2005, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Years Ended December 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(In thousands)

Interest-Earning Assets:
Loans receivable, net	$12,426,509	$769,485	6.19%	$12,166,346	$711,037	5.84%	$13,128,224	$688,791	5.25%
Mortgaged backed securities	1,237,989	59,960	4.84%	1,555,930	77,607	4.99%	370,405	19,019	5.13%
Other	1,299,544	76,064	5.85%	229,117	12,222	5.33%	51,737	853	1.65%

Total interest-earning assets	14,964,042	905,509	6.05%	13,951,393	$800,866	5.74%	13,550,366	$708,663	5.23%
Other assets	1,226,178			1,330,755			1,240,143

Total assets	$16,190,220			$15,282,148			$14,790,509

Interest-Bearing Liabilities:
Deposits	$7,716,896	$357,430	4.63%	$8,030,276	$331,516	4.13%	$7,971,506	$253,292	3.18%
FHLB advances	5,847,888	271,443	4.64%	4,270,660	187,756	4.40%	4,742,079	182,377	3.85%
Security repurchase agreements	954,772	51,458	5.39%	1,028,916	52,389	5.09%	187,585	7,953	4.24%
Other	225,827	15,300	6.78%	232,149	14,258	6.14%	347,224	18,771	5.41%

Total interest-bearing liabilities	14,745,383	$695,631	4.72%	13,562,001	$585,919	4.32%	13,248,394	$462,393	3.49%
Other liabilities	681,879			921,655			792,781
Stockholders’ equity	762,958			798,492			749,334

Total liabilities and stockholders equity	$16,190,220			$15,282,148			$14,790,509

Net interest-earning assets	$218,659			$389,392			$301,972

Net interest income		$209,878			$214,947			$246,270

Interest rate spread(1)			1.33%			1.42%			1.74%

Net interest margin(2)			1.40%			1.54%			1.82%

Ratio of average interest- earning assets to interest- bearing liabilities			101%			103%			102%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Years Ended December 31,
	2007 Versus 2006 Increase			2006 Versus 2005 Increase
	(Decrease) Due to:			(Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in millions)

Interest-Earning Assets:
Loans receivable, net	$43.4	$15.2	$58.6	$72.7	$(50.5)	$22.2
Mortgage-backed securities	(1.8)	(15.9)	(17.7)	(2.2)	60.8	58.6
Other	6.7	57.0	63.7	8.4	2.9	11.3

Total	$48.3	$56.3	$104.6	$78.9	$13.2	$92.1
Interest- Bearing Liabilities:
Total deposits	$38.9	$(12.9)	$26.0	$76.4	$1.8	$78.2
FHLB advances	14.3	69.4	83.7	23.5	(18.2)	5.3
Security repurchase agreements	2.8	(3.8)	(1.0)	8.8	35.6	44.4
Other	1.4	(0.4)	1.0	1.7	(6.2)	(4.5)

Total	$57.4	$52.3	$109.7	$110.4	$13.0	$123.4

Change in net interest income	$(9.1)	$4.0	$(5.1)	$(31.5)	$0.2	$(31.3)

Provision for Loan Losses

During 2007, we recorded a provision for loan losses of $88.3 million as compared to $25.4 million recorded during 2006 and $18.9 million recorded in 2005. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses in the portfolio for each of the respective periods.

The increase in the provision during 2007 as compared to 2006, which increased the allowance for loan losses to $104.0 million at December 31, 2007 from $45.8 million at December 31, 2006, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and it also reflects the increase in overall loan delinquencies (i.e., loans at least 30 days past due) in 2007. Net charge-offs in 2007 totaled $30.1 million as compared to $18.8 million in 2006, resulting from increased charge-offs of home equity and first and second residential mortgage loans and commercial real estate loans. As a percentage of the average loans held for investment, net charge-offs in 2007 increased to 0.38% from 0.20% in 2006. At the same time, overall loan delinquencies increased to 4.03% of total loans held for investment at December 31, 2007 from 1.34% at December 31, 2006. Total delinquent loans increased to $327.4 million at December 31, 2007 as compared to $119.4 million at December 31, 2006. In 2007, the increase in delinquencies impacted all categories of loans within the held for investment portfolio. The overall delinquency rate on residential mortgage loans increased to 3.74% at December 31, 2007 from 1.59% at December 31, 2006. The overall delinquency rate on commercial real estate loans increased to 6.13% at December 31, 2007 from 0.66% at December 31, 2006.

The increase in the provision during 2006 as compared to 2005, which increased the allowance for loan losses to $45.8 million at December 31, 2006 from $39.1 million at December 31, 2005, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and it also reflects the increase in overall loan delinquencies (i.e., loans at least 30 days past due) in 2006. Net charge-offs in 2006 totaled $18.8 million as compared to $18.1 million in 2005, reflecting increased charge-offs of home equity and second mortgage loans and of overdrafts from checking accounts. As a percentage of the average loans held for investment, net charge-offs in 2006 increased to 0.20% from 0.16% in 2005. At the same time, overall loan delinquencies increased to 1.34% of total loans held for investment at December 31, 2006 from 1.10% at December 31, 2005, Total delinquent loans increased to $119.4 million in 2006 as compared to $115.9 million in 2005. The increase in delinquencies related primarily to residential mortgage loans, increasing to 1.59% at December 31, 2006 from 1.16% at December 31, 2005, as well as slight increases in delinquencies of home equity and second mortgage loans.

See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net gain on sales of MSRs, (vi) net loss on securities available for sale, (vii) loss on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $117.1 million during 2007, which was a 42.1% decrease from the $202.2 million of non-interest income that we earned in 2006. The primary reason for the decrease was the decrease in 2007 of net gains from sales of MSRs.

Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. In each period, we recorded fee income net of any fees deferred for the purposes of complying with Statement of Financial Accounting Standard (“SFAS”) 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” During 2007, we recorded gross loan fees and charges of $78.0 million, an increase of $27.1 million from the $50.9 million recorded in 2006 and the $71.6 million recorded in 2005. The increase in loan fees and charges resulted from an increase in the volume of loans originated during 2007 compared to 2006.

In accordance with SFAS 91, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During 2007, we deferred $76.5 million of fee revenue in accordance with SFAS 91, compared to $43.4 million and $59.0 million, respectively, in 2006 and 2005. This increase results from a 32.1% increase in total loan production during 2007 over 2006, as well as, significant enhancements to our systems and processes with respect to the capture of direct loan fees and charges for all types of our loans. These enhancements have been in process since 2006 but were completed in 2007. We began the enhancement process as a result of our continued expansion of our lending products, particularly commercial real estate loans, second mortgage and home equity lines-of-credit.

Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Total deposit fees and charges increased 10.0% during 2007 to $23.0 million compared to $20.9 million during 2006 and $16.9 million during 2005. During that time, total customer accounts grew from 277,900 at January 1, 2006 to 293,236 at December 31, 2007.

Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. When an underlying loan is prepaid or refinanced, the mortgage servicing right for that loan is fully amortized as no further fees will be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provide replacement loans, it will usually result in a reduction in loan servicing fees and increase amortization recorded on the MSR portfolio.

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

During 2007, the volume of loans serviced for others averaged $23.4 billion, which represented a 15.3% increase from the $20.3 billion serviced during 2006. During 2007, we recorded $91.1 million in servicing fee revenue. The fee revenue recorded in 2007 was offset by $78.4 million of MSR amortization. During 2006, we recorded $82.6 million in servicing fee revenue which was offset by $69.6 million of MSR amortization. During 2007, the amount of loan principal payments and payoffs received on serviced loans equaled $3.2 billion, a 5.9% decrease from the 2006 total of $3.4 billion. The decrease was primarily attributable to a continuing decline in mortgage loan refinancing in 2007 due to, among other things, the global liquidity crisis and the decline in housing values throughout the United States.

Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS No. 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Prior to the global liquidity crisis that arose in the third quarter of 2007, our net gain was also affected by declining spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by an over-capacity in the mortgage business that had placed continuing downward pressure on loan pricing opportunities for conventional residential mortgage products. In the latter part of 2007, these trends began to reverse as competitors left the mortgage industry and spreads widened.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements to our loans sold within the period (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Net gain on loan sales	$59,030	$42,381	$63,580

Loans sold and securitized	$24,255,114	$16,370,925	$23,451,430
Spread achieved	0.24%	0.26%	0.27%

2007. Net gain on loan sales totaled $59.0 million during 2007, a 39.2% increase from the $42.4 million realized during 2006. During 2007, the volume of loans sold and securitized totaled $24.3 billion, a 48.0% increase from the $16.4 billion of loan sales in 2006. Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133 pricing adjustments, lower of cost or market adjustments for loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 pricing adjustments amounted to $(4.4) million and $(4.5) million for the years ended December 31, 2007 and 2006, respectively. Lower of cost or market adjustments for loans transferred to held for investment amounted to $2.7 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $9.5 million and $5.9 million, for the years ended December 31, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $346.4 million and $223.9 million for the years ended December 31, 2007 and 2006, respectively. We also reduced our net gain on loan sales by the amount of credit losses incurred on our available for sale portfolio, and such losses totaled $3.6 million in 2007 and $1.4 million in 2006.

2006. Net gain on loan sales totaled $42.4 million during 2006, a 33.3% decrease from the $63.6 million realized during 2005. During 2006, the volume of loans sold and securitized totaled $16.4 billion, a 30.2% decrease from the $23.5 billion of loan sales in 2005. Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133 pricing adjustments, lower of cost or market adjustments for loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 pricing adjustments amounted to $(4.4) million and $2.9 million for the years ended December 31, 2006 and 2005, respectively. Lower of cost or market adjustments for loans transferred to held for investment amounted to $2.0 million and $87,000 for the years ended December 31, 2006 and 2005, respectively. Provisions to our secondary market reserve amounted to $5.9 million and $5.3 million, for the years ended December 31, 2006 and 2005, respectively. Also included in our net gain on loan sales is the capitalized value of our MSR’s, which totaled $223.9 million and $329.0 million for the years ended December 31, 2006 and 2005, respectively.

Net Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand, and the general level of interest rates. In general, if an MSR is sold on a “flow basis” shortly after it is acquired, little or no gain will be realized on the sale. MSRs created in a lower interest rate environment generally will have a higher market value because the underlying loan is less likely to be prepaid. Conversely, an MSR created in a higher interest rate environment will generally sell at a market price below the original fair value recorded because of the increased likelihood of prepayment of the underlying loans, resulting in a loss.

2007. During 2007, the net gain on the sale of MSRs totaled $5.9 million compared to a net gain of $92.6 million in 2006. The $86.7 million decrease in net gain on the sale of MSRs is primarily due to a significant decrease in the volume of MSRs sold in 2007. We sold $1.5 billion in loans on a servicing released basis and $2.03 billion in bulk servicing sales in 2007.

2006. During 2006, the net gain on the sale of MSRs totaled $92.6 million compared to a net gain of $18.2 million in 2005. The $74.4 million increase in net gain on the sale of MSRs is primarily due to a significant increase in the volume of MSRs sold in 2006. Throughout 2006, we believed that the market price accurately reflected the MSR value. As a result, we sold more MSRs in 2006 than prior periods. We sold $2.3 billion in loans on a servicing released basis and $25.2 billion in bulk servicing sales in 2006.

Net Loss on Securities Available for Sale. Securities classified as available for sale are comprised of residual interests from private-label securitizations and mortgage-backed and collateralized mortgage obligation securities.

2007. During 2007, we recognized a net loss on securities available for sale of $16.7 million. The net loss included a gain of $4.5 million on sales of securities available for sale, offset by an impairment of non-agency AAA rated securities available for sale of $2.8 million and by an impairment of non-investment grade residual assets of $18.4 million.

The $4.5 million gain on sale of securities available for sale resulted from the sale of AAA-rated agency and non-agency mortgage-backed securities with a principal balance of $538.4 million.

The impairment of non-agency AAA rated securities available for sale of $2.8 million was as a result of management’s determination that the loss in the fair value of a specific mortgage-backed security was other-than-temporary. Consequently, the $2.8 million was charged to operations rather than recorded in other comprehensive income (loss). See Note — 4 to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplemental Data, herein.

During 2007, we recognized an $18.4 million other-than-temporary impairment on our residual interests that arose from private-label securitizations completed in 2006 and 2005. Although the residual interests are accounted for as available for sale assets, we determined that the impairment was other-than-temporary and therefore a loss should be recorded.

The $18.4 million in impairment charges on our residual interests resulted from unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data and our own experience that resulted in adjusting the critical assumptions utilized in valuing such securities relating to prepayment speeds, expected credit losses and the discount rate. The principal changes to our assumptions that caused the decline in fair value of these residuals were our increase in credit loss estimates and the discount rate. During 2007, we increased the credit loss estimates from 1.25% on our home equity lines of credit residual assets to 2.88% for the 2005 securitization and 4.99% for the 2006 securitization. We increased the credit loss estimates for our 2006 second mortgage securitization from 1.50% to 2.86%. Further, we increased the discount rate assumption from 15% to 20% during 2007 for all available-for-sale residual assets.

2006. The $6.1 million in impairment charges on our residual interest in 2006 resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, we completed a private securitization of home equity lines of credit in the fourth quarter of 2005. In determining the appropriate assumptions to model the transaction, we utilized our recent history of similar products, available industry information and advice from third party consultants experienced in securitizations. At the same time, we had observed prepayment speeds in the 30%-35% CPR range for our portfolio, which was consistent with the available industry data. After consulting with our advisors, we utilized a 40% CPR assumption in our modeling in order to reflect our belief that there would be only a modest increase in the prepayment speeds in the near term due to our expectations of interest rate movements and the possibility of an inverted yield curve. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated. We attributed this to fixed rate loans that became available at lower rates than the adjustable-rate home equity lines of credit (“HELOC”) loans in the securitization pool. We also noted that this increased prepayment speed with HELOCs was occurring industry-wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party valuation firm and with our own backtesting procedures. Based on this information, we adjusted our cash flow model to incorporate our updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual asset was determined to have occurred. We further analyzed the result and determined that approximately $3.5 million of the deterioration was other than temporary. An additional amount of the deterioration was deemed to be temporary and recorded as a portion of other comprehensive income. This was based on our belief, following further discussions with our advisors, that prepayment speeds would moderate during the year as the portfolio seasoned. However, as the yield curve continued to flatten and even invert during the third and fourth quarters of 2006, prepayment speeds not only failed to moderate, but actually accelerated. Additionally, based on our analysis, we did not believe that the inverted yield curve would only be a short-term phenomenon. Based on these factors and our cash flow models, we determined that additional permanent impairment had taken place. Such amounts were recorded as identified and resulted in the $6.1 million in impairment charges for 2006.

Loss on Trading Securities. Securities classified as trading are comprised of residual interests from the private-label securitization completed in March 2007, with the secondary closing in June 2007. Loss on securities classified as trading is the result of a reduction in the estimated fair value of the security with the related loss recorded in the statement of operations.

2007. During 2007, we recognized $6.8 of losses on our residual interests from the private-label securitization, completed in March 2007. The loss is the result of unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data and our own experience that resulted in adjusting the critical assumptions utilized in valuing such security relating to prepayment speeds, loss expectations and the discount rate. The principal causes for the loss on our residual asset was due to our increase in the credit loss estimate from 1.50% to 3.28% and the increase in the discount rate from 15% to 20% at December 31, 2007. We had no trading assets during 2006 or prior.

Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.) and Douglas Insurance Agency, Inc.

During 2007, we recorded $15.0 million in dividends on an average outstanding balance of FHLB stock of $328.3 million as compared to $14.7 million and $11.1 million in dividends on an average balance of FHLB stock outstanding of $284.2 million and $264.2 million in 2006 and 2005, respectively. During 2007, Flagstar Reinsurance Company earned fees of $5.0 million versus $4.8 million and $4.9 million in 2006 and 2005, respectively. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. In addition, during 2007, we recorded in other fees and charges $9.7 million related to our successful efforts to mitigate losses incurred in connection with a fraud discovered in 2004 relating to a series of warehouse loans.

Non-Interest Expense

The following table sets forth detailed information regarding our non-interest expenses during the past three years.

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2007	2006	2005

	(Dollars in thousands)

Compensation and benefits	$179,417	$157,751	$150,738
Commissions	83,047	74,208	87,746
Occupancy and equipment	69,218	70,319	69,121
Advertising	10,334	9,394	7,550
FDIC assessments	4,354	1,115	1,146
Communication	6,317	6,190	7,181
Other taxes	(1,756)	320	10,127
Other	41,497	49,824	46,362

Total	392,428	369,121	379,971
Less: capitalized direct costs of loan closings, in accordance with SFAS 91	(94,918)	(93,484)	(117,084)

Total, net	$297,510	$275,637	$262,887

Efficiency ratio(1)	91.0%	66.1%	64.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income

2007. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $392.4 million in 2007 compared to $369.1 million in 2006. The 6.3% increase in non-interest expense in 2007 was largely due to an increase in compensation and benefits, higher commissions resulting from an increase in the volume of loan originations in our home lending operations, and higher FDIC assessments resulting from changes initiated by the FDIC. During 2007, we opened 13 banking centers, which brings the banking center network total to 164. As we increase the size of the banking center network, we expect that the operating expenses associated with the banking center network will continue to increase.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $179.4 million. The 13.7% increase from 2006 is primarily attributable to normal salary increases and the employees hired at the new banking centers and, to a lesser extent, salaries paid to home loan center employees hired during the third quarter. Our full-time equivalent (“FTE”) salaried employees increased by 589 to 3,083 at December 31, 2007, reflecting employees hired for new banking centers, home loan center employees during the third quarter 2007, and an increase in account executives hired for the wholesale loan business. Commission expense, which is a variable cost associated with loan production, totaled $83.0 million, equal to 31 basis points (0.31%) of total loan production in 2007. Occupancy and equipment totaled $69.2 million during 2007, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non-profitable home loan centers. Advertising expense, which totaled $10.3 million at December 31, 2007, increased $0.9 million, or 10.0%, from the $9.4 million reported in 2006. Our FDIC assessment was $4.4 million at December 31, 2007 as compared to $1.1 million at 2006. We paid $6.3 million in communication expense for the year-ended December 31, 2007. These expenses typically include telephone, fax and other types of electronic communication. The increase in communication expenses is reflective of an increase in home loan centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2007 our state and local taxes totaled a tax benefit of $(1.8) million, a decrease of $2.1 million. Other expense totaled $41.5 million during 2007. The fluctuation in other expenses is reflective of the expansion undertaken in our banking operation as well as our home lending operation as we continue to increase our national presence offset in part by the closing of non-profitable home loan centers, and general cost containment efforts.

2006. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $369.1 million in 2006 compared to $380.0 million in 2005. The 2.9% decrease in non-interest expense in 2006 was largely due to lower commissions resulting from a decrease in the volume of loan originations in our home lending operations and from our general cost containment efforts. Offsetting the savings in our home lending operation were certain expenses associated with the increase in the number of banking centers operated by our banking operation. During 2006, we opened 14 banking centers, which brought the banking center network total to 151.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $157.8 million at December 31, 2006. The 4.7% increase from 2005 is primarily attributable to normal salary increases and the employees hired at the new banking centers. Our FTE salaried employees increased by 105 to 2,510 at December 31, 2006. Commission expense, which is a variable cost associated with loan production, totaled $74.2 million, equal to 37 basis points (0.37%) of total loan production in 2006. Occupancy and equipment totaled $70.3 million during 2006, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non- profitable home loan centers. Advertising expense, which totaled $9.4 million at December 31, 2006, increased $1.8 million, or 23.7%, from the $7.6 million reported in 2005. Our FDIC assessment remained the same at $1.1 million as compared to 2005. We paid $6.2 million in communication expense for the year-ended December 31, 2006. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expenses is reflective of fewer home loan centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2006 our state and local taxes totaled $0.3 million, a decrease of $9.8 million, which is the result of a restructuring of our corporate operations that better aligned our core functions in separate entities. Other expense totaled $49.8 million during 2006. The fluctuation in other expenses is reflective of the varied levels of loan production, the expansion undertaken in our banking operation offset by the closing of the non-profitable home loan centers and the dismissal of our lawsuit against an insurance company in a coverage dispute that resulted in a charge in November 2006, of $8.7 million, before taxes.

Capitalization of Loan Fees and Costs

Loan origination fees and costs are capitalized and recorded as an adjustment to the basis of the individual loans originated. These fees and costs are amortized or accreted into income as an adjustment to the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2007, we deferred $94.9 million of gross loan origination costs, while during 2006 and 2005 the deferred expenses totaled $93.5 million and $117.1 million, respectively. These costs have not been offset by the revenue deferred for SFAS 91 purposes. During the year to date in 2007 and the years 2006 and 2005, we deferred $76.5 million, $43.4 million, and $59.0 million in qualifying loan fee revenue, respectively. For further information, see “Loan Fees and Charges,” above.

On a per loan basis, the cost deferrals totaled $775, $992, and $816 during 2007, 2006, and 2005, respectively. Net of deferred fee income, the cost deferred per loan totaled $151, $531, and $405 for years

2007, 2006, and 2005, respectively. On a per loan basis, the cost deferrals for commissions totaled $678, $788, and $566 during 2007, 2006, and 2005, respectively.

(Benefit) Provision for Federal Income Taxes

For the year ended December 31, 2007, our benefit for federal income taxes as a percentage of pretax loss was 33.3% compared to provisions on pretax earnings of 35.2% in 2006 and 35.6% in 2005. For each period, the (benefit) provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Refer to Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein for further discussion of our federal income taxes.

Analysis of Items on Statement of Financial Condition

Securities Classified as Trading. Securities classified as trading are comprised of residual interests from the private-label securitization closed in March 2007 with a secondary closing in June 2007. The residual interest in this securitization was $13.7 million at December 31, 2007. In accordance with SFAS 155, “Accounting for Certain Hybrid Instruments,” management has elected to initially and subsequently measure this residual interest from the March 2007 securitization, and subsequent securitizations, at fair value. This does not affect the classification of the residuals from prior securitizations. Subsequent changes to fair value are recorded in operations in the period of the change. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 8. Financial Statements, herein.

Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products, increased from $617.5 million at December 31, 2006, to $1.3 billion at December 31, 2007. At December 31, 2007, approximately $570.0 million of these securities classified as available for sale were pledged as collateral under security repurchase agreements. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 8. Financial Statements herein.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.6 billion at December 31, 2006 to $1.3 billion at December 31, 2007. The decrease was attributable to the repayment of principal and the reclassification, in March 2007, of $321.1 million securities associated with the guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006 to available for sale. At December 31, 2007, approximately $107.6 million of mortgage-backed securities were pledged as collateral under security repurchase agreements and swap agreements as compared to $1.0 billion at December 31, 2006. See Note 4 in the “Notes to Consolidated Financial Statements,” in Item 8. Financial Statements herein.

Other Investments. Our investment portfolio increased from $24.0 million at December 31, 2006 to $26.8 million at December 31, 2007. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.

Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At December 31, 2007, we held loans available for sale of $3.5 billion, which was an increase of $0.3 billion from $3.2 billion held at December 31, 2006. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates, loan originations tend to decrease.

The following table shows the activity in our portfolio of loans available for sale during the past five years:

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Balance, beginning of year	$3,188,795	$1,773,394	$1,506,311	$2,759,551	$3,302,212
Loans originated, net	26,054,106	18,057,340	25,202,205	31,943,915	55,866,218
Loans sold servicing retained, net	(22,965,827)	(13,974,425)	(21,608,937)	(27,749,138)	(49,681,387)
Loans sold servicing released, net	(1,524,506)	(2,395,465)	(1,855,700)	(1,352,789)	(2,461,326)
Loan amortization/ prepayments	(541,956)	(1,246,419)	(1,040,315)	(1,798,137)	(1,652,811)
Loans transferred from (to) various loan portfolios, net	(699,302)	974,370	(430,170)	(2,297,091)	(2,613,355)

Balance, end of year	$3,511,310	$3,188,795	$1,733,394	$1,506,311	$2,759,551

Loans Held for Investment. Our largest category of earning assets consists of our loans held for investment portfolio. Loans held for investment consists of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $8.9 billion in December 2006, to $8.0 billion in December 2007. Mortgage loans held for investment decreased $387.8 million to $5.8 billion, second mortgage loans decreased $658.6 million to $56.5 million, commercial real estate loans increased $240.3 million to $1.5 billion and consumer loans decreased $58.4 million to $281.7 million. For information relating to the concentration of credit of our loans held for investment, see Note 22 in the “Notes to the Consolidated Financial Statements,” in Item 8. Financial Statement, herein.

The following table sets forth a breakdown of our loans held for investment portfolio at December 31, 2007:

LOANS HELD FOR INVESTMENT, BY RATE

	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)

Mortgage loans	$1,019,318	$4,804,634	$5,823,952
Second mortgage loans	52,071	4,445	56,516
Commercial real estate loans	693,545	848,559	1,542,104
Construction loans	21,920	68,481	90,401
Warehouse lending	—	316,719	316,719
Consumer	100,845	180,901	281,746
Non-real estate commercial loans	8,916	14,043	22,959

Total	$1,896,615	$6,237,782	$8,134,397

The two tables below provide detail for the activity and the balance in our loans held for investment portfolio over the past five years.

LOANS HELD FOR INVESTMENT

	At December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Mortgage loans	$5,823,952	$6,211,765	$8,248,897	$8,693,768	$5,478,200
Second mortgage loans	56,516	715,154	700,492	196,518	141,010
Commercial real estate loans	1,542,104	1,301,819	995,411	751,730	549,456
Construction loans	90,401	64,528	65,646	67,640	58,323
Warehouse lending	316,719	291,656	146,694	249,291	346,780
Consumer loans	281,746	340,157	410,920	591,107	259,656
Non-real estate commercial loans	22,959	14,606	8,411	9,100	8,638

Total loans held for investment portfolio	8,134,397	8,939,685	10,576,471	10,559,154	6,842,063
Allowance for loan losses	(104,000)	(45,779)	(39,140)	(38,318)	(37,828)

Total loans held for investment portfolio, net	$8,030,397	$8,893,906	$10,537,331	$10,520,836	$6,804,235

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Balance, beginning of year	$8,939,685	$10,576,471	$10,559,154	$6,842,063	$3,986,751
Loans originated	996,702	2,406,068	5,101,206	4,840,028	1,901,105
Change in lines of credit	153,604	(244,666)	186,041	(189,696)	1,267,338
Loans transferred (to) from various portfolios, net	383,403	(1,018,040)	400,475	2,297,091	2,613,355
Loan amortization/prepayments	(2,223,258)	(2,696,441)	(5,622,989)	(3,190,640)	(2,890,680)
Loans transferred to repossessed assets	(115,739)	(83,707)	(47,416)	(39,692)	(35,806)

Balance, end of year	$8,134,397	$8,939,685	$10,576,471	$10,559,154	$6,842,063

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of the last five years.

NON-PERFORMING LOANS

	At December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Non-accrual loans	$197,149	$57,071	$64,466	$57,026	$58,334
Repurchased non-performing assets, net	9,776	22,096	34,777	35,013	11,956
Real estate and other repossessed assets, net	109,274	80,995	47,724	37,823	36,778

Total non-performing assets, net	$316,199	$160,162	$146,967	$129,862	$107,068

Ratio of non-performing assets to total assets	2.00%	1.03%	0.98%	0.99%	1.01%
Ratio of non-accrual loans to loans held for investment	2.42%	0.64%	0.61%	0.54%	0.85%
Ratio of allowance to non-accrual loans	52.75%	80.21%	60.71%	67.19%	64.85%
Ratio of allowance to loans held for investment	1.28%	0.51%	0.37%	0.36%	0.55%
Ratio of net charge-offs to average loans held for investment	0.35%	0.20%	0.16%	0.16%	0.35%

Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date, and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent. Such interest is recognized as income only when it is actually collected. At December 31, 2007, we had $327.4 million in loans that were determined to be delinquent. Of those delinquent loans, $197.1 million of loans were non-performing, of which $139.1 million, or 70.5%, were single-family residential mortgage loans.

The following table sets forth information regarding delinquent loans as of the end of the last three years (dollars in thousands):

DELINQUENT LOANS

	At December 31,
Days Delinquent	2007	2006	2005

30	$59,811	$40,140	$30,972
60	70,450	22,163	20,456
90	197,149	57,071	64,466

Total	$327,410	$119,374	$115,894

We currently calculate our delinquent loans using a method required by the Office of Thrift Supervision, when we prepare regulatory reports that we submit to the OTS each quarter. This method also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $150.9 million, 60 day delinquencies equaled $59.8 million and 90 day delinquencies equaled $267.6 million at December 31, 2007. Total delinquent loans under the MBA Method total $478.3 million or 5.88% of loans held for investment at December 31, 2007. By comparison, delinquent loans at year-end 2006 totaled $237.9 million, or 2.66% of total loans held for investment at December 31, 2006.

The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest (dollars in thousands):

NON-ACCRUAL LOANS

	At December 31, 2007
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans

Mortgage loans	$5,823,952	$134,551	2.31%	68.3%
Second mortgages	56,516	440	0.78%	0.2%
Commercial real estate	1,542,104	57,824	3.75%	29.3%
Construction	90,401	1,167	1.29%	0.6%
Warehouse lending	316,719	—	—%	—%
Consumer	281,746	3,167	1.12%	1.6%
Commercial non-real estate	22,959	—	—%	—%

Total loans	8,134,397	$197,149	2.42%	100.0%

Less allowance for loan losses	(104,000)

Total loans held for investment portfolio (net of allowance)	$8,030,397

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

We perform a detailed credit quality review at least annually on large commercial loans as well as on selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1.0 million are treated as impaired and are individually evaluated to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors, such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

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

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

During the third quarter of 2007 and continuing in the fourth quarter of 2007, an increase in delinquency rates and an increase in seriously delinquent and non-performing loans, caused management to increase our overall allowance for loan losses. The overall delinquency rate (loans over 30 days delinquent using the OTS method) increased in 2007 to 4.03%, up from 1.34% as of December 31, 2006 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS method), to 2.42% from 0.64%, respectively. At December 31, 2007, nonperforming loans totaled $197.1 million, an increase of $140.0 million over the amount at December 31, 2006. To better assess the extent of this credit exposure with respect to our commercial real estate portfolio, management conducted special reviews of commercial land and residential development loans with approximately $234.6 million of outstanding principal in the third quarter of 2007. As a result of these reviews, management downgraded a number of loans to substandard and special mention classification. Substantially all of the loans that were downgraded to substandard have been evaluated for impairment under the provisions of SFAS 114. During 2007, the provision for loan losses totaled $88.3 million, an increase of $62.9 million over the provisions for 2006.

The allowance for loan losses increased to $104.0 million at December 31, 2007 from $45.8 million at December 31, 2006. The allowance for loan losses as a percentage of non-performing loans decreased to 52.8% from 80.2% at December 31, 2006, which reflects the increase in non-accrual loans (i.e., loans over 90 days delinquent using the OTS method) to $197.1 million at December 31, 2007 compared to $57.1 million at December 31, 2006. The allowance for loan losses as a percentage of investment loans increased to 1.28% from 0.51% at December 31, 2006. As discussed above, the increase in the allowance for loan losses at December 31, 2007 reflects management’s assessment of the effect of increased levels of impaired and adversely classified loans, increased delinquency rates in most loan categories, and increased levels of charge-offs.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, and activity in the allowance for loan losses during the past five years:

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2007
	Investment	Percent
	Loan	of	Reserve	Percentage to
	Portfolio	Portfolio	Amount	Total Reserve
	(Dollars in thousands)

Mortgage loans	$5,823,952	71.6%	$32,334	31.1%
Second mortgages	56,516	0.7	5,122	4.9
Commercial real estate	1,542,104	19.0	47,273	45.5
Construction	90,401	1.1	1,944	1.9
Warehouse lending	316,719	3.9	1,387	1.3
Consumer	281,746	3.4	13,064	12.6
Commercial non-real estate	22,959	0.3	680	0.6
Unallocated	—	—	2,196	2.1

Total	$8,134,397	100.0%	$104,000	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2007		2006		2005		2004		2003
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Mortgage loans	$32,334	71.6%	$16,355	69.5%	$20,466	78.0%	$17,304	82.0%	$20,347	80.1%
Second mortgages	5,122	0.7%	6,627	8.0%	7,156	6.6%	3,318	1.9%	2,129	2.1%
Commercial real estate	47,273	19.0%	7,748	14.5%	5,315	9.4%	2,319	7.1%	7,532	8.0%
Construction	1,944	1.1%	762	0.7%	604	0.6%	3,538	0.6%	2,380	0.8%
Warehouse lending	1,387	3.9%	672	3.3%	334	1.4%	5,167	2.4%	273	5.1%
Consumer	13,064	3.4%	11,091	3.8%	3,396	3.9%	4,924	5.9%	3,710	3.8%
Commercial non- real estate	680	0.3%	362	0.2%	729	0.1%	1,748	0.1%	1,457	0.1%
Unallocated	2,196	—	2,162	—	1,140	—	—	—	—	—

Total	$104,000	100.0%	$45,779	100.0%	$39,140	100.0%	$38,318	100.0%	$37,828	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

	(Dollars in thousands)

Beginning balance	$45,779	$39,140	$38,318	$37,828	$39,389
Provision for loan losses	88,297	25,450	18,876	16,077	20,081

Charge-offs
Mortgage loans	(17,468)	(9,833)	(11,853)	(14,629)	(20,455)
Consumer loans	(9,827)	(7,806)	(4,713)	(1,147)	(881)
Commercial loans	(4,765)	(1,414)	(3,055)	(680)	(1,048)
Construction loans	—	—	—	(2)	(313)
Other	(1,599)	(2,560)	(286)	(717)	(298)

Total charge offs	(33,659)	(21,613)	(19,907)	(17,175)	(22,995)
Recoveries
Mortgage loans	687	665	1,508	1,081	641
Consumer loans	2,258	1,720	247	242	393
Commercial loans	174	40	98	265	114
Construction loans	—	—	—	—	—
Other	464	377	—	—	205

Total recoveries	3,583	2,802	1,853	1,588	1,353

Charge-offs, net of recoveries	(30,076)	(18,811)	(18,054)	(15,587)	(21,642)

Ending balance	$104,000	$45,779	$39,140	$38,318	$37,828

Net charge-off ratio	0.38%	0.20%	0.16%	0.16%	0.35%

Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. Generally, we are able to dispose of a substantial portion of this type of real estate and other repossessed assets during each year, but we invariably acquire additional real estate and other assets through repossession in the ordinary course of business. At December 31, 2007, we had $109.3 million of repossessed assets compared to $81.0 million at December 31, 2006.

The following schedule provides the activity for repossessed assets during each of the past five years:

NET REPOSSESSED ASSET ACTIVITY

	2007	2006	2005	2004	2003

	(Dollars in thousands)

Beginning balance	$80,995	$47,724	$37,823	$36,778	$45,094
Additions	115,739	83,707	48,546	42,668	38,991
Disposals	(87,460)	(50,436)	(38,645)	(41,623)	(47,307)

Ending balance	$109,274	$80,995	$47,724	$37,823	$36,778

Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. Upon obtaining title to such repurchased assets, the asset is transferred to repossessed assets for disposal. During 2007 and 2006, we repurchased $69.9 million and $68.4 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $9.6 million and $9.6 million at December 31, 2007 and 2006, respectively, and is included within other assets in our consolidated statements of financial condition.

The following table sets forth the underlying principal amount of non-performing loans we have repurchased or indemnified during the past five years, organized by the year of sale or securitization:

REPURCHASED ASSETS

		Total
		Non-performing
	Total Loan Sales	Repurchased	% of
Year	and Securitizations	Loans	Sales

	(Dollars in thousands)

2003	$51,922,757	$34,924	0.07%
2004	28,937,576	57,794	0.20%
2005	24,703,575	46,721	0.19%
2006	16,968,994	17,668	0.10%
2007	24,710,651	1,945	0.01%

Totals	$147,243,553	$159,052	0.11%

Accrued Interest Receivable. Accrued interest receivable increased from $52.8 million at December 31, 2006 to $57.9 million at December 31, 2007 as our total earning assets increased. We typically collect interest in the month following the month in which it is earned.

FHLB Stock. Holdings of FHLB stock increased from $277.6 million at December 31, 2006, to $348.9 million at December 31, 2007. This increase was the result of the purchases of FHLB stock in 2007. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLB advances, whichever is greater. Management believes that the volume of our holdings of FHLB stock do not constitute a controlling or significant interest in the FHLB. As such, management does not believe that the FHLB is an affiliate or can in any other way be deemed to be a related party.

Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $237.6 million at December 31, 2007, an increase of $18.4 million, or 8.4%, from $219.2 million at December 31, 2006. During 2007, we added 13 additional banking centers and continued to invest in computer equipment. In addition, we acquired land for future bank expansion.

Mortgage Servicing Rights. Mortgage servicing rights totaled $414.0 million at December 31, 2007, an increase of $240.7 million, from $173.3 million at December 31, 2006. The increase reflects our capitalization of $346.3 million of MSRs, sales of $27.7 million of MSRs and amortization of $78.3 million of MSRs. The recorded amount of the MSR portfolio at December 31, 2007 and 2006 as a percentage of the unpaid principal balance of the loans we are servicing was 1.27% and 1.15%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 0.36% of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on estimated values paid by third party buyers in recent servicing rights sale transactions, internal valuations, and market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the Constant Prepayment Rate)

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Servicing costs per loan

•	Discounted yield rate

•	Estimate of ancillary income such as late fees, prepayment fees, etc.

The most important assumptions used in the MSR valuation model are anticipated annual loan prepayment speeds. During 2007, these speeds ranged between 16.3% and 28.7% on new production loans. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

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

At December 31, 2007 and 2006, the fair value of the MSR portfolio was $457.9 million and $197.6 million, respectively. At December 31, 2007, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.2%; (2) an anticipated loan prepayment rate of 16.3% CPR; and (3) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years (dollars in thousands):

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Balance, beginning of year	$15,032,504	$29,648,088	$21,354,724	$30,395,079	$21,586,797
Loan servicing capitalized	24,255,114	16,370,925	21,595,729	27,584,787	49,461,431
Loan amortization/prepayments	(3,248,986)	(3,376,219)	(4,220,504)	(6,985,894)	(9,982,414)
Loan servicing sales	(3,551,295)	(27,610,290)	(9,081,861)	(29,639,248)	(30,670,735)

Balance, end of year	$32,487,337	$15,032,504	$29,648,088	$21,354,724	$30,395,079

Other Assets. Other assets increased $12.1 million, or 9.5%, to $138.6 million at December 31, 2007, from $126.5 million at December 31, 2006. The majority of this increase was attributable to an increase of $4.4 million in the fair value of derivatives and an increase in escrow advances of $6.1 million.

Liabilities

Deposits. Deposit accounts increased $0.6 billion, or 7.9%, to $8.2 billion at December 31, 2007, from $7.6 billion at December 31, 2006. We increased the number of banking centers from 151 at December 31, 2006 to 164 at December 31, 2007.

Our deposits can be subdivided into four areas: the retail division, the municipal division, the national accounts division and Company controlled deposits. Retail deposit accounts increased $0.2 billion, or 3.5% to $5.1 billion at December 31, 2007, from $4.9 billion at December 31, 2006. Saving and checking accounts totaled 13.28% of total retail deposits. In addition, at December 31, 2007, retail certificates of deposit totaled $3.9 billion, with an average balance of $25,911 and a weighted average cost of 5.0% while money market deposits totaled $531.6 million, with an average cost of 3.9%. Overall, the retail division had an average cost of deposits of 4.5% at December 31, 2007 versus 4.4% at December 31, 2006.

We call on local municipal agencies as another source for deposit funding. Municipal deposits increased $0.1 billion or 7.1% to $1.5 billion at December 31, 2007, from $1.4 billion at December 31, 2006. These balances fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 5.0% at December 31, 2007. These deposit accounts include $1.5 billion of certificates of deposit with maturities typically less than one year and $72.0 million in checking and savings accounts.

In past years, our national accounts division garnered wholesale deposits through nationwide advertising of deposit rates and the use of investment banking firms. For the years ended December 31, 2006 and 2005 and through June 30 2007, we did not solicit any funds through the division as we were able to access more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. Beginning in July 2007, wholesale deposits became attractive from a cost of funds standpoint, so we began to solicit funds through our national accounts division. These deposit accounts increased $79.0 million, or 7.4%, to $1.1 billion at December 31, 2007, from the December 31, 2006 deposit amount. These deposits had a weighted average cost of 4.6% at December 31, 2007.

Company controlled deposits are accounts that represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank. These deposits do not bear interest. Company controlled deposits increased $229.2 million to $473.4 million at December 31, 2007 from $244.2 million at December 31, 2006. This increase is the result of our increase in mortgage loans being serviced for others during 2007.

The deposit accounts are as follows at December 31, (dollars in thousands):

	At December 31,
	2007	2006

Demand accounts	$436,239	$380,162
Savings accounts	237,762	144,460
MMDA	531,587	608,282
Certificates of deposit(1)	3,870,828	3,763,781

Total retail deposits	5,076,416	4,896,685
Municipal deposits	1,545,395	1,419,964
National accounts	1,141,549	1,062,646
Company controlled deposits	473,384	244,193

Total deposits	$8,236,744	$7,623,488

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.8 billion and $2.6 billion at December 31, 2007 and December 31, 2006, respectively.

Interest Rate Swaps. In October 2003, we entered into a series of interest rate swaps to offset our exposure to rising rates on a portion of our certificates of deposit portfolio. The notional amount of these swaps totaled $500 million. Contractually, we receive a floating rate tied to LIBOR and pay a fixed rate. The swaps are categorized in two groups: the first receiving one-month LIBOR and the second receiving three-month LIBOR. These swaps have maturities ranging from three to five years. These interest rate swaps effectively act as a cash flow hedge against a rise in the cost of our deposits. On December 30, 2004, we extinguished $250 million of the swaps for an after-tax gain of $2.6 million. This gain was deferred and was reclassified into earnings from accumulated other comprehensive income (loss) over three years, which was the original duration of the extinguished swaps. At December 31, 2007, we had $105.0 million (notional amount) of these interest rate swap agreements outstanding.

On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap agreement with the placement agent in which we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities. This swap matured in December 2007.

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

FHLB Advances. FHLB advances increased $0.9 billion, or 16.7%, to $6.3 billion at December 31, 2007, from $5.4 billion at December 31, 2006. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our deposit base, the escrow accounts we hold, or alternative funding sources such as repurchase agreements. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein for additional information on FHLB advances.

The $1.9 billion portfolio of putable FHLB advances we hold, which matures in 2012, may be called by the FHLB based on FHLB volatility models. If these advances are called, we will be forced to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact net earnings.

Security Repurchase Agreements. Security repurchase agreements declined $882.8 million to $108.0 million at December 31, 2007, from $990.8 million at December 31, 2006. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein, for additional information on security repurchase agreements.

Long-Term Debt. As part of our overall capital strategy, we may raise capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, pay interest quarterly, and the interest expense is deductible for federal income tax purposes. The majority of the net proceeds from these offerings was contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital. Under these arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years.

On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of

4.66%. As part of the transaction, we entered into an interest rate swap agreement with the placement agent in which we pay a fixed rate of 6.88% on a notional amount of $25.0 million and receive a floating rate equal to that being paid on the Flagstar Statutory Trust II securities. The interest rate swap matured in December 2007.

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

On June 28, 2007, we, through our subsidiary Flagstar Statutory Trust IX, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR plus 1.45%.

On August 31, 2007, we, through our subsidiary Flagstar Statutory Trust X, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $15.0 million. The securities have a floating rate that reprices quarterly at three-month LIBOR plus 2.50%.

Accrued Interest Payable. Accrued interest payable increased $0.8 million, or 1.7%, to $47.1 million at December 31, 2007 from $46.3 million at December 31, 2006. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The interest-bearing liability portfolio increased 8.7% during the period and we had a 0.4% increase in the average cost of liabilities to 4.72%.

Undisbursed Payments. Undisbursed payments on loans serviced for others increased $35.0 million, or 376.3%, to $44.3 million at December 31, 2007, from $9.3 million at December 31, 2006. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2007, including subservicing of $0.5 billion, equaled $33.0 billion versus $15.2 billion at December 31, 2006.

Federal Income Taxes Payable (Receivable). Income taxes payable decreased, to a receivable of $28,000 at December 31, 2007, from $29.7 million at December 31, 2006. The Federal income taxes receivable is recorded in other assets on our consolidated statement of financial condition at December 31, 2007. See

Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $27.6 million and $24.2 million at December 31, 2007 and 2006, respectively. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplemental Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Item 8. Financial Statements and Supplemental Data Notes 2, 10, 12, 13, 14 and 15. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2007 (dollars in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without stated maturities	$1,277,928	$—	$—	$—	$1,277,928
Certificates of deposits	5,368,021	952,952	155,683	8,776	6,485,432
FHLB advances	1,851,000	1,300,000	2,650,000	500,000	6,301,000
Trust preferred securities	—	—	—	247,435	247,435
Operating leases	6,335	8,255	3,084	1,635	19,309
Security repurchase agreements	108,000	—	—	—	108,000
Other debt	25	50	50	1,125	1,250

Total	$8,611,309	$2,261,257	$2,808,817	$758,971	$14,440,354

Included in the FHLB advances above are putable advances amounting to $1.6 billion that may be called by the FHLB during 2008 and thereafter and $0.3 billion of putable advances that may be called in 2009 and thereafter.

Liquidity and Capital Resources

Our principal uses of funds include loan originations, operating expenses, the payment of dividends and stock repurchases. At December 31, 2007, we had outstanding rate-lock commitments to lend $3.2 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $110.9 million. These commitments may expire without being drawn upon and, therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.7 billion at December 31, 2007.

We suffered a loss in excess of $39 million during 2007 and as a result, saw our shareholders’ equity and regulatory capital decline in the second half of the year. While we currently have regulatory capital ratios in excess of the “well capitalized” requirement, there can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain our regulatory capital ratios at the “well capitalized” level. Such capital raising could be at terms that are dilutive to existing shareholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in financial markets.

We paid a total cash dividend of $21.4 million on our common stock during 2007. Any payment of dividends in the future is subject to the determination of our Board of Directors. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank.

On January 31, 2007, the Company announced that the Board of Directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the Board of Directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expired on January 31, 2008. At December 31, 2007, $41.7 million had been used to repurchase 3.4 million shares under the program.

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

Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLB, repurchase agreements, cash generated from operations, and customer escrow accounts. Additionally, we have issued trust preferred securities in eight separate offerings to the capital markets. We believe that these sources of capital will continue to be adequate to meet our liquidity needs for the foreseeable future. The following sets forth certain additional information regarding our sources of liquidity.

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Beginning deposits	$7,623,488	$8,521,756	$7,433,776	$5,729,650	$4,435,182
Interest credited	357,430	331,516	253,292	167,765	138,625
Net deposit increase (decrease)	255,826	(1,229,784)	834,688	1,536,361	1,155,843

Total deposits, end of the year	$8,236,744	$7,623,488	$8,521,756	$7,433,776	$5,729,650

Borrowings. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a board resolution to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.5 billion, secured by eligible residential mortgage loans. At December 31, 2007, we had available collateral sufficient to access $7.0 billion of the line and had $6.3 billion of FHLB advances outstanding at December 31, 2007.

During May 2007, we completed arrangements with the Federal Reserve Bank of Chicago to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2007, we had pledged commercial loans amounting to $1.1 billion with a lendable value of $0.8 billion. At December 31, 2007, we had no borrowings outstanding against this line of credit.

Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2007, security repurchase agreements amounted to $108.0 million. Also at December 31, 2007, security repurchase agreements were secured by $115.0 million of mortgage-backed securities held to maturity.

Loan Sales. Our home lending operation sells a significant portion of the mortgage loans that it originates. Sales of loans totaled $23.3 billion, or 90.7% of originations in 2007, compared to $16.0 billion, or 84.2% of originations, in 2006. The increase in sales during 2007 was attributable to the increase in originations and the decreased amount of loans retained by us for our own portfolio. As of December 31, 2007, we had outstanding commitments to sell $3.8 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. In our capacity as an investor in loans, we derive funds from the repayment of principal on the loans we hold in portfolio. Payments totaled $2.8 billion and $3.9 billion during 2007 and 2006, respectively.

LOAN REPAYMENT SCHEDULE

	At December 31, 2007
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(Dollars in thousands)

Mortgage loans	$82,565	$75,140	$74,149	$146,340	$356,194	$332,691	$4,709,216	$5,776,295
Second mortgage	1,897	1,833	1,771	3,424	7,984	6,642	32,863	56,414
Commercial real estate	164,081	146,638	131,033	236,741	464,667	215,028	185,217	1,543,405
Construction	90,306	—	—	—	—	—	—	90,306
Warehouse lending	316,719	—	—	—	—	—	—	316,719
Consumer	18,501	16,797	15,717	29,416	63,410	43,722	92,394	279,957
Commercial non-real estate	5,114	3,975	3,089	4,803	5,978	—	—	22,959

Total	$679,183	$244,383	$225,759	$420,724	$898,233	$598,083	$5,019,690	$8,086,055

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2007, we held $37.8 million in these escrows.

Impact of Off-Balance Sheet Arrangements

Financial Interpretation (“FIN”) FIN 46R requires us to separately report, rather than include in our consolidated financial statements, the separate financial statements of our wholly-owned subsidiaries Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII, Flagstar Statutory Trust VIII, Flagstar

Statutory Trust IX and Flagstar Statutory Trust X. We did this by reporting our investment in these entities under “other assets.”

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

When a company sells or securitizes loans it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. Retained interests in securitizations were $47.0 million and $42.5 million at December 31, 2007 and 2006, respectively. Additional information concerning securitization transactions is included in Note 7 in the Notes to our Consolidated Financial Statements, in Item 8 Financial Statements and Supplemental Data, herein.

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

Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our Board of Directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The EIC meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the

Asset and Liability Committee (“ALCO”). The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility and deposit activity.

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 2 and 24 to the consolidated financial statements in Item 8 of this report. All of our derivatives are accounted for at fair market value. Although we have and will continue to economically hedge a portion of our mortgage loans available for sale, on October 1, 2005, for financial reporting purposes, we dedesignated all fair value hedges that solely related to our mortgage lending operation. This means that changes in the fair value of our forward sales commitments will not necessarily be offset by corresponding changes in the fair value of our mortgage loans available for sale because the mortgage loans available for sale are recorded at the lower of cost or market. In the future, additional volatility may be introduced into our consolidated financial statements.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2007 and 2006 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 200 basis points. The 2007 and 2006 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2007 and 2006, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past because the current rate scenario reflects a decline in the Federal Funds rate but an increase (rather than concurrent decrease) in rates for residential home mortgage loans.

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

While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If NPV rises in an up or down interest rate scenario, that would indicate an up direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario. The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

				At December 31,

2007					2006
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$1,013	6.69%	$(203)	(16.7)%	300	$908	6.19%	$(428)	(32.0)%
200	1,160	7.48	(56)	(4.6)	200	1,099	7.32	(237)	(17.7)
100	1,254	7.92	(38)	3.2	100	1,257	8.19	(79)	(5.9)
Current	1,216	7.56	—	—	Current	1,336	8.56	—	—
−100	964	5.98	(252)	(20.7)	−100	1,281	8.14	(55)	(4.1)
−200	730	4.51	(486)	(40.0)	−200	1,206	7.62	(130)	(9.8)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 12, 2008

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

The consolidated statements of financial condition as of December 31, 2007 and 2006 and the related statements of operation, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007, 2006 and 2005 included in this document have been audited by Virchow, Krause & Company, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/  Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Virchow, Krause & Company, LLP
Southfield, Michigan
March 12, 2008

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2007	2006

Assets
Cash and cash items	$129,992	$136,675
Interest-bearing deposits	210,177	140,561

Cash and cash equivalents	340,169	277,236
Securities classified as trading	13,703	—
Securities classified as available for sale	1,308,608	617,450
Mortgage-backed securities held to maturity (fair value $1.3 billion and $1.6 billion at December 31, 2007 and December 31, 2006, respectively)	1,255,431	1,565,420
Other investments	26,813	24,035
Loans available for sale	3,511,310	3,188,795
Loans held for investment	8,134,397	8,939,685
Less: allowance for loan losses	(104,000)	(45,779)

Loans held for investment, net	8,030,397	8,893,906

Total interest-earning assets	14,356,439	14,430,167
Accrued interest receivable	57,888	52,758
Repossessed assets, net	109,274	80,995
Federal Home Loan Bank stock	348,944	277,570
Premises and equipment, net	237,652	219,243
Mortgage servicing rights, net	413,986	173,288
Other assets	138,561	126,509

Total assets	$15,792,736	$15,497,205

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$8,236,744	$7,623,488
Federal Home Loan Bank advances	6,301,000	5,407,000
Security repurchase agreements	108,000	990,806
Long term debt	248,685	207,472

Total interest-bearing liabilities	14,894,429	14,228,766
Accrued interest payable	47,070	46,302
Secondary market reserve	27,600	24,200
Payable for securities purchased	—	249,694
Other liabilities	130,659	136,009

Total liabilities	15,099,758	14,684,971
Commitments and Contingencies — Note 19
Stockholders’ Equity
Common stock $0.01 par value, 150,000,000 shares authorized; 63,656,979 and 63,604,590 shares issued; 60,270,624 and 63,604,590 outstanding at December 31, 2007 and December 31, 2006, respectively	637	636
Additional paid in capital	64,350	63,223
Accumulated other comprehensive (loss) income	(11,495)	5,182
Retained earnings	681,165	743,193
Treasury stock, at cost, 3,386,355 shares at December 31, 2007, and none at December 31, 2006	(41,679)	—

Total stockholders’ equity	692,978	812,234

Total liabilities and stockholders’ equity	$15,792,736	$15,497,205

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005

Interest Income
Loans	$769,485	$711,037	$688,791
Mortgage-backed securities	59,960	77,607	19,019
Securities available for sale	56,578	4,183	—
Interest-bearing deposits	12,949	3,041	—
Other	6,537	4,998	853

Total interest income	905,509	800,866	708,663

Interest Expense
Deposits	357,430	331,516	253,292
FHLB advances	271,443	187,756	182,377
Security repurchase agreements	51,458	52,389	7,953
Other	15,300	14,258	18,771

Total interest expense	695,631	585,919	462,393

Net interest income	209,878	214,947	246,270
Provision for loan losses	88,297	25,450	18,876

Net interest income after provision for loan losses	121,581	189,497	227,394

Non-Interest Income
Loan fees and charges	1,497	7,440	12,603
Deposit fees and charges	22,999	20,893	16,918
Loan administration	12,715	13,032	8,761
Net gain on loan sales	59,030	42,381	63,580
Net gain on sales of mortgage servicing rights	5,898	92,621	18,157
Net loss on securities available for sale	(16,679)	(6,163)	—
Loss on trading securities	(6,785)	—	—
Other fees and charges	38,440	31,957	39,429

Total non-interest income	117,115	202,161	159,448

Non-Interest Expense
Compensation and benefits	168,559	140,438	126,139
Occupancy and equipment	69,122	70,225	69,007
Communication	5,400	4,320	4,840
Other taxes	(1,756)	320	7,844
General and administrative	56,185	60,334	55,057

Total non-interest expense	297,510	275,637	262,887

(Loss) earnings before federal tax provision	(58,814)	116,021	123,955
(Benefit) provision for federal income taxes	(19,589)	40,819	44,090

Net (Loss) Earnings	$(39,225)	$75,202	$79,865

(Loss) earnings per share
Basic	$(0.64)	$1.18	$1.29

Diluted	$(0.64)	$1.17	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

			Accumulated
		Additional	Other			Total
	Common	Paid in	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Capital	Income (Loss)	Stock	Earnings	Equity

Balance at January 1, 2005	$614	$40,754	$5,343	$—	$682,243	$728,954
Net earnings	—	—	—	—	79,865	79,865
Reclassification of gain on swap extinguishment	—	—	(1,335)	—	—	(1,335)
Change in net unrealized gain on swaps used in cash flow hedges	—	—	3,328	—	—	3,328
Change in net unrealized gain on securities available for sale	—	—	498	—	—	498

Total comprehensive income	—	—	—	—	—	82,356
Stock options exercised	18	7,426	—	—	—	7,444
Stock-based compensation	—	745	—	—	—	745
Tax benefit from stock-based compensation	—	8,379	—	—	—	8,379
Dividends paid ($0.90 per share)		—	—	—	(55,995)	(55,995)

Balance at December 31, 2005	632	57,304	7,834	—	706,113	771,883
Net earnings	—	—	—	—	75,202	75,202
Reclassification of gain on swap extinguishment	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities available for sale	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	72,550
Stock options exercised	4	2,201	—	—	—	2,205
Stock-based compensation	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	—	(38,122)	(38,122)

Balance at December 31, 2006	636	63,223	5,182	—	743,193	812,234
Net loss	—	—	—	—	(39,225)	(39,225)
Reclassification of gain on swap extinguishment	—	—	(101)	—	—	(101)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities available for sale	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	(55,902)
Adjustment to initially apply FIN 48	—	—	—	—	(1,428)	(1,428)
Stock options exercised	1	69	—	—	—	70
Stock-based compensation	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	(41,705)	—	(41,705)
Issuance of treasury stock	—	—	—	26	—	26
Dividends paid ($0.35 per share)	—	—	—	—	(21,375)	(21,375)

Balance at December 31, 2007	$637	$64,350	$(11,495)	$(41,679)	$681,165	$692,978

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Operating Activities
Net (loss) earnings	$(39,225)	$75,202	$79,865
Adjustments to net (loss) earnings to net cash (used in) provided by operating activities
Provision for loan losses	88,297	25,450	18,876
Depreciation and amortization	102,965	100,710	125,978
(Decrease) increase in valuation allowance in mortgage servicing rights	(428)	599	—
FHLB stock dividends	—	—	(5,035)
Stock-based compensation expense	1,083	2,718	745
Net gain on the sale of assets	(3,230)	(2,328)	(1,623)
Net gain on loan sales	(59,030)	(42,381)	(63,580)
Net gain on sales of mortgage servicing rights	(5,898)	(92,621)	(18,157)
Net loss on securities available for sale	16,679	6,163	—
Loss on trading securities	6,785	—	—
Proceeds from sales of loans available for sale	22,939,708	15,018,393	22,985,540
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(24,131,163)	(15,786,616)	(22,538,139)
Increase in accrued interest receivable	(5,130)	(4,359)	(13,352)
Decrease (increase) in other assets	(18,130)	66,348	45,379
Increase in accrued interest payable	768	5,014	13,143
Net tax effect of (benefit for) stock grants issued	25	(1,000)	—
Increase (decrease) liability for checks issued	(10,658)	(1,599)	4,281
(Decrease) increase in federal income taxes payable	(40,301)	(44,367)	49,696
(Decrease) increase in payable for securities purchased	(249,694)	249,694	—
(Decrease) increase in other liabilities	2,533	(4,814)	(16,656)

Net cash (used in) provided by operating activities	(1,404,044)	(429,794)	666,961

Investing Activities
Net change in other investments	(2,778)	(2,078)	(3,566)
Repayment of mortgage-backed securities held to maturity	336,836	404,073	71,478
Purchase of mortgage-backed securities held to maturity	—	(118,025)	—
Proceeds from the sale of investment securities available for sale	573,143
Purchase of investment securities available for sale	(108,259)	(574,999)	—
Proceeds from sales of portfolio loans	694,924	1,329,032	452,949
Origination of portfolio loans, net of principal repayments	(677,058)	(1,086,596)	(3,008,219)
Purchase of Federal Home Loan Bank stock	(71,374)	(6,762)	(52,238)
Redemption of Federal Home Loan Bank stock	—	21,310	—
Investment in unconsolidated subsidiaries	1,238	—	3,095
Proceeds from the disposition of repossessed assets	89,571	52,812	39,078
Acquisitions of premises and equipment, net of proceeds	(38,734)	(45,493)	(51,337)
Proceeds from the sale of mortgage servicing rights	33,632	388,784	124,860

Net cash provided by (used in) investing activities	831,141	362,058	(2,423,900)

Financing Activities
Net (decrease) increase in deposit accounts	613,256	(898,268)	1,087,980
Net (decrease) increase in security repurchase agreements	(882,806)	(69,291)	1,060,097
Issuance of junior subordinated debt	40,000	—	100,000
Net increase in Federal Home Loan Bank advances	894,000	1,182,000	135,000
Payment on other long term debt	(25)	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	35,020	(34,487)	(427,561)
Net (disbursement) receipt of escrow payments	(600)	(1,203)	(125,659)
Proceeds from the exercise of stock options	70	2,205	7,444
Net tax effect (benefit for) stock grants issued	(25)	1,000	8,379
Dividends paid to stockholders	(21,375)	(38,122)	(55,995)
Purchase of treasury stock	(41,705)	—	—
Issuance of treasury stock	26	—	—

Net cash provided by financing activities	635,836	143,809	1,789,660

Net increase in cash and cash equivalents	62,933	76,073	32,721
Beginning cash and cash equivalents	277,236	201,163	168,442

Ending cash and cash equivalents	$340,169	$277,236	$201,163

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$144,824	$102,446	$47,416

Total interest payments made on deposits and other borrowings	$694,863	$580,905	$449,250

Federal income taxes paid	$—	$86,953	$—

Recharacterization of mortgage loans held for investment to mortgage-backed securities held to maturity	$345,659	$558,732	$1,466,477

Recharacterization of mortgage loans available for sale to mortgage-backed securities available for sale	$848,780	$—	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$694,924	$1,329,032	$452,949

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$1,394,227	$354,662	$883,119

Mortgage servicing rights resulting from sale or securitization of loans	$346,348	$223,934	$328,954

Retention of residual interests in securitization transactions	$20,487	$22,466	$26,148

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements

Note 1 —	Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.8 billion in assets at December 31, 2007, Flagstar is the largest savings institution and banking institution headquartered in Michigan.

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

The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production in order to enhance the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”) and FIN 46R — “Implicit Variable Interests under FIN 46, Consolidation of Variable Interest Entities,” provide guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company has no consolidated VIEs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company uses special-purpose entities (“SPEs”), primarily securitization trusts, to diversify its funding sources. SPEs are not operating entities, generally have no employees, and usually have a limited life. The basic SPE structure involves the Bank transferring assets to the SPE. The SPE funds the purchase of those assets by issuing asset-backed securities to investors. The legal documents governing the SPE describe how the cash received on the assets held in the SPE must be allocated to the investors and other parties that have rights to these cash flows.

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

Trading securities represent non-investment grade residual interests from the 2007 private-label securitization. These securities are recorded at fair value with any unrealized gains or losses reported in the consolidated statement of operations.

Securities available for sale are carried at fair value with unrealized gains and losses deemed to be temporary being reported in other comprehensive income (loss), net of tax. Any gains or losses realized upon the sale of a security or unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of operations. The securities available for sale represent certain mortgage-backed securities and certain non-investment grade residual interests in the Company’s private securitizations completed prior to 2007.

Certain mortgage-backed securities are classified as held to maturity because management has the positive intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost. Unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of operations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Other investments, which include certain investments in mutual funds that by their nature cannot be held to maturity, are carried at fair value. Increases or decreases in fair value are recorded in the statement of consolidated operations.

Interest on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges on securities are determined using the specific-identification method.

Loans

Loans are designated as held for investment or available for sale or securitization during the origination process. Loans held for investment are carried at amortized cost. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future. Loans available for sale are carried at the lower of aggregate cost or estimated market value. Loans are stated net of deferred loan origination fees or costs. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding. Loan origination fees and direct origination costs associated with loans are deferred and amortized over the expected life of the loans as an adjustment to the yield using the interest method. Net unrealized losses on loans available for sale are recognized in a valuation allowance that is charged to operations. Gains or losses recognized upon the sale of loans are determined using the specific identification method. When loans originally designated as available for sale or loans originally designated as held for investment are reclassified, cash flows associated with the loans will be classified in the consolidated cash flow statement as operating or investing, as appropriate, in accordance with the initial classification of the loans.

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

Loan Sales and Securitizations

Our recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with SFAS 140. SFAS 140 requires that a transfer of financial assets in which we surrender control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests, other than the mortgage servicing rights, based on their relative fair values. Retained mortgage servicing rights are recorded at fair value.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

regulations. However, the “true sale” legal analysis with respect to the Bank is similar to the “true sale” analysis that would be done if the Bank were subject to the bankruptcy code.

The Bank obtains a legal opinion regarding the legal isolation of the transferred financial assets as part of the securitization process. The “true sale” opinion provides reasonable assurance that the transferred assets would not be characterized as property of the transferor in the event of insolvency and also states that the transferor would not be required to substantively consolidate the assets and liabilities of the purchaser SPE with those of the transferor upon such event.

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

In addition to the cash we receive from the sale or securitization of loans, we retain certain interests in the securitized assets. The retained interests include mortgage servicing rights (“MSR’s”) and a residual interest. The residuals are included in securities available for sale or trading securities on the consolidated statement of financial condition.

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

The Company performs a detailed credit quality review at least annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and exceed $1.0 million are treated as impaired and given an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we typically utilize

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. The Company has derivatives in place to hedge the exposure to the variability in future cash flows for forecasted transactions. Derivatives that are non-designated hedges, as defined in SFAS 133 are adjusted to fair value through operations. The Company formally documents all qualifying hedge relationships, as well as the risk management objective and strategy for undertaking each hedge transaction. The Company is not a party to any foreign currency hedge relationships. During the fourth quarter of 2005, the Company derecognized all fair value hedges and has no fair value hedges outstanding subsequently. On January 1, 2008, the Company derecognized all cash flow hedges.

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

Trust Preferred Securities

As of December 31, 2007, the Company sponsored eight trusts, of which 100% of the common equity is owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in these consolidated financial statements. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement and are not convertible into any other securities of the Company. The Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The trusts are VIEs under U.S. GAAP (i.e., FIN 46R) and are not consolidated. The Company’s investment in the common stock of these trusts is included in other assets in the Company’s consolidated statement of financial condition. The trust preferred securities held by the trusts qualify as Tier 1 capital under current banking regulations.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

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

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007, which is described more fully in Note 16.

Secondary Market Reserve

The Company sells or securitizes most of the residential mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a secondary market reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, actual credit losses on repurchased and indemnified loans and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease in other fees and charges.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $10.3 million, $9.4 million, and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”). SFAS 123R requires all share-based payment to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding at December 31, 2005. The effect of the adoption of the new accounting principle on results of operations depends on the level of option grants, the vesting period

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

for those grants, and the fair value of the options granted at such date. Existing options that vested after the adoption date resulted in additional compensation expense of approximately $0.1 million in 2007 and $1.2 million in 2006. The Company utilized the disclosure requirements permitted by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), for transactions entered into during 1996 and through December 31, 2005. For the periods prior to January 1, 2006, the Company elected to remain with the former method of accounting under Accounting Principles Board Opinion 25 (“APB 25”) and has made the pro forma disclosures in Note 28 of net earnings and earnings per share as if the fair value method provided for in SFAS 123 had been adopted.

At December 31, 2007, the Company has a stock-based employee compensation plan, which is described more fully in Note 28.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. See Note 3, “Fair Value Accounting” for further information.

In September 2006, the FASB issued SFAS 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amends SFAS Statements 87, 88, 106 and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Secondly, it requires employers to measure the plans assets and obligations that determine its funded status as of the end of the fiscal year. Lastly, employers are required to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur with the changes reported in comprehensive income. SFAS 158 is required to be adopted by entities having fiscal years ending after December 15, 2006. Because the Company does not have any defined benefit plans or other post retirement plans this standard did not have an impact on the Company’s financial condition, results of operation or liquidity.

In February 2007, the FASB issued SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. See Note 3, “Fair Value Accounting” for further information.

In November 2007, the FASB issued SFAS 160 Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of income amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Company on

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Company’s financial condition, results of operation or liquidity.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 109 (“SAB 109”). SAB 109 expresses the views of the SEC regarding the written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS 156 Accounting for Servicing of Financial Assets and SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loans should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is effective on a prospective basis for the Company’s derivative loan commitments issued or modified on January 1, 2008. See Note 3 — Fair Value Accounting for further information.

In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options as discussed in SAB 107 and issued under SFAS 123 (revised 2004), Share-Based Payment. The SEC indicated in SAB 107 that it would accept a company’s decision to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. Under SAB 107, the SEC had believed detailed information about employee exercise behavior would be readily available and therefore would not expect companies to use the simplified method for share option grants after December 31, 2007. SAB 110 states that the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Because the Company does not utilize the simplified method, management does not expect that this pronouncement will have a material impact on the Company’s financial condition, results of operation or liquidity.

Note 3.	Fair Value Accounting

On January 1, 2008, the Company was required to adopt SFAS 157 and SFAS 159. SFAS 157 establishes a framework for measuring fair value and expands disclosure requirements. Specifically, SFAS 157 emphasizes that fair value is market based and not entity specific. The pronouncement clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. Further, a fair value hierarchy is established which prioritizes the three broad categories of inputs that might be used in valuation determinations. The highest priority in the fair value hierarchy is quoted prices (unadjusted) available in active markets for identical assets or liabilities (Level 1). The second priority (Level 2) in the hierarchy is other than quoted prices in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates.) Level 3 inputs are unobservable inputs for the asset or liability. There is typically little, if any, market activity for the asset or liability. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant. Valuations determined utilizing primarily Level 3 inputs are generally supported by internal valuation models.

The adoption of SFAS 157 as of January 1, 2008 is not expected to have a material impact on the Company’s financial condition, operations or cash flows. The adoption of SFAS 157 will require additional disclosures with respect to our fair value asset and liabilities and the hierarchy in which the valuation of each was determined.

At December 31, 2007, $1.7 billion of the Company’s assets and none of its liabilities were carried at fair value. Of the assets carried at fair value, $47.0 million were determined using principally Level 3 inputs.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Additionally, the Company’s MSRs are recorded at fair value at creation but are accounted for using the amortization method thereafter, being measured for impairment periodically.

SFAS 159, which was also adopted as of January 1, 2008, allows entities to elect to measure those financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election may be applied on an instrument by instrument basis, is irrevocable once made and must be applied to the entire instrument and not to specified risks, specific cash flows or other limited aspects of that instrument. The entity is also restricted in choosing the dates to elect the fair value option for eligible items.

In accordance with the provisions of SFAS 159, the Company, as of January 1, 2008, elected to adopt the fair value option for its residual interests previously carried as available for sale securities. As such, these securities will be reclassified to trading securities. At January 1, 2008, there was no amount in accumulated other comprehensive income (loss) that was required to be recorded as an increase or decrease to beginning retained earnings in 2008 as a result of this election.

Also as of January 1, 2008, the Company adopted SAB 109 which superseded SAB 105 and, in conjunction with SFAS 157 and 159, allows entities to recognize the expected net future cash flows associated with servicing of the loans for all written loan commitments that are accounted for at fair value (i.e. — derivatives). This pronouncement was adopted on a prospective basis.

Note 4.	Investment Securities

As of December 31, 2007 and 2006, investment securities were comprised of the following (dollars in thousands):

	December 31,
	2007	2006

Securities — trading	$13,703	$—

Securities — available for sale
AAA-rated non-agencies	$821,245	$497,089
AAA-rated U.S. government sponsored agencies	454,030	77,910
Non-investment grade residual	33,333	42,451

Total mortgage-backed securities — available for sale	$1,308,608	$617,450

Mortgage-backed securities — held to maturity
AAA-rated non-agencies	$—	$332,362
AAA-rated U.S. government sponsored agencies	1,255,431	1,233,058

Total mortgage-backed securities — held to maturity	$1,255,431	$1,565,420

Other investments
Mutual funds	$26,107	$23,320
U.S. Treasury bonds	706	715

Total other investments	$26,813	$24,035

At December 31, 2007, the Company had $13.7 million in securities classified as trading. These securities are non-investment grade residual securities from a private-label securitization that was closed in March 2007 with a secondary closing in June 2007. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of operations. Prior to this transaction, the Company had no securities classified as trading. During 2007, the Company recognized losses related to these trading securities

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

of $6.8 million as a result of the decrease in the fair value of the securities. The decline in the fair value of these residual securities was principally due to the increase in the expected losses in the second mortgages that underly this asset.

At December 31, 2007, the Company had $1.3 billion in securities classified as available for sale, which were comprised of AAA-rated non-agency securities, AAA-rated U.S. government sponsored agency securities and non-investment grade residual securities arising from certain of its private-label securitizations. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive (loss) income to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (OTTI), then they are reported as an expense for that period. At December 31, 2007, $570.0 million of the securities classified as available for sale were pledged as collateral for security repurchase agreements as well as for FHLB advances. Contractual maturities of the securities generally range from 2035 to 2037. Expected weighted average lives of these securities generally range from several months to 6 years due to borrower prepayments occurring prior to the contractual maturity.

During the quarter ended March 31, 2007, the Company received written guidance from the OTS on regulatory capital treatment being used by the Bank for securities retained from a guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006. The securities had initially been recorded as held to maturity because the underlying bonds were AAA-rated and insured by a private insurance company and, therefore, the Bank expected that the securities would receive 20% risk-weighted capital treatment rather than 50% or 100% risk-weighted treatment. At the time, the Company had both the ability and intent to hold the securities to maturity. In its guidance, the OTS advised the Company that the recharacterization of the underlying loans in the guaranteed mortgage securitization did not decrease the risk associated with carrying fixed second mortgage loans because the capital rules did not recognize private insurance companies as eligible guarantors. Because of this information received from the OTS, the Company’s capital treatment of the underlying securities changed significantly. As a result, the Company no longer intends to hold the securities to maturity and during the quarter ended March 31, 2007, reclassified $321.1 million in securities associated with the guaranteed mortgage securitization of fixed second mortgage loans completed in April 2006 to securities available for sale. Upon reclassification of the securities to available for sale, the Company recorded a $1.3 million loss, before taxes, to other comprehensive income. Management does not believe that this capital treatment could have been reasonably anticipated and the reclassification to available for sale should not impact the held to maturity status of the Company’s other held to maturity securities. At December 31, 2007, the Company had $1.3 billion in AAA-rated mortgage-backed securities classified as held to maturity. Of such securities, $107.3 million were pledged as collateral for security repurchase agreements and $0.3 million were pledged for certain swap agreements.

The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $505,000 and $517,000 are pledged as collateral in association with the issuance of certain trust preferred securities at December 31, 2007 and December 31, 2006, respectively. These securities had a fair value that approximates their recorded amount for each year presented.

During 2007, the Company sold $538.4 million of available for sale U.S. government sponsored agency and non-agency mortgage-backed securities resulting in a gain of $4.5 million. The Company did not sell any available for sale securities in 2006 or 2005.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table summarizes the amortized cost and estimated fair value of securities classified as available for sale (dollars in thousands):

	December 31,
	2007	2006

Amortized cost	$1,326,656	$615,878
Gross unrealized holding gains	4,647	1,572
Gross unrealized holding losses	(22,695)	—

Estimated fair value	$1,308,608	$617,450

At December 31, 2007 and 2006, no classified available for sale securities had been in a continuous unrealized loss position for greater than twelve months.

The unrealized losses on securities-available for sale amounted to $22.7 million on $843.9 million of AAA rated investments in agency and non-agency collateralized mortgage obligations (“CMOs”) at December 31, 2007. These CMOs consist of interests in investment vehicles backed by mortgage loans. In all of the CMOs, the Company’s investment is senior to a subordinated tranche(s) which have first loss exposure. Management concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure that the Company will ultimately recover its cost). The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the obligations. The CMOs were purchased in the fourth quarter of 2006 and first quarter of 2007 and have not experienced any losses to date. The Company does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide. The Company did determine that $2.8 million of the unrealized loss on one of its CMOs was other-than-temporary in nature and as a result recognized a loss on such security. The $2.8 million represented a premium on the security. Although the Company, has the ability and intent to hold the CMO until it recovers to par it does not expect to hold the security beyond that point. As such, the premium was charged to operations in 2007.

As a result of the Company’s periodic reviews for impairment in accordance with EITF 99-20, Recognition of Interest Income and Impairment on Certain Investments (“EITF 99-20”), during the year ended December 31, 2007, the Company recorded $18.4 million in impairment charges on residual securities available for sale from private-label securitizations completed in 2006 and 2005. The $18.4 million in impairment charges on residual securities available for sale resulted from unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data, and the Company’s own experience that resulted in adjusting the critical assumptions utilized in valuing such securities relating to prepayment speeds, expected credit losses and the discount rate. During 2007, the Company increased its credit loss estimates from 1.25% on its HELOC residual assets to 2.88% for the 2005 securitization and 4.99% for the 2006 securitization. The Company increased the credit loss estimates for its 2006 second mortgage securitization from 1.50% to 2.86%. Further, the Company increased the discount rate assumption from 15% to 20% during 2007 for all available-for-sale residual assets.

The $6.1 million in impairment charges incurred during 2006 on our residual securities available for sale resulted from changes in the interest rate environment, benchmarking procedures applied against updated industry data and third party valuation data that resulted in adjusting the critical prepayment speed assumption utilized in valuing such security. Specifically, the Company completed a private-label securitization of home equity lines of credit in the fourth quarter of 2005. As short-term interest rates increased throughout the fourth quarter of 2005 and the first quarter of 2006 and the yield curve flattened, the prepayment speed of the portfolio increased at a much higher rate than anticipated by management. Management attributed this to fixed

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

rate loans that became available at lower rates than the adjustable-rate HELOC loans in the securitization pool. The Company also noted that this increased prepayment speed with HELOCs was occurring industry wide. The appropriateness of adjusting the model’s prepayment speed upward was validated with both a third party valuation firm and with backtesting procedures. Based on this information, the Company adjusted the cash flow model to incorporate the updated prepayment speed during the first quarter of 2006. At March 31, 2006, a significant deterioration of the residual security was determined to have occurred. The Company further analyzed the result and determined that approximately $3.5 million of the deterioration was other than temporary. As the yield curve continued to flatten and even invert during the third and fourth quarters of 2006, prepayment speeds accelerated further. Additionally, based on the Company’s analysis it was believed that the inverted yield curve would not be a short term phenomenon. Based on these factors and Company cash flow models, it was determined that additional other than temporary impairment had taken place. Such amounts were recorded as identified and resulted in the $6.1 million in impairment charges for 2006.

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

As of December 31, 2007, the aggregate amount of available for sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value

	(Dollars in thousands)

Countrywide Alternative Loan Trust	$129,613	$127,192
Countrywide Home Loans	267,239	264,777
Flagstar Home Equity Loan Trust 2006-1	267,397	251,251
Goldman Sachs Mortgage Company	91,575	91,178
JP Morgan Mortgage Trust	88,116	86,847

	$843,940	$821,245

The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as held to maturity (dollars in thousands):

	December 31,
	2007	2006

Amortized cost	$1,255,431	$1,565,420
Gross unrealized holding gains	33,956	17,382
Gross unrealized holding losses	(304)	(4,420)

Estimated fair value	$1,289,083	$1,578,382

The mortgage-backed securities held to maturity have contractual maturities ranging from 2008 through 2046. Actual maturities will differ from contractual maturities because the underlying mortgages may be prepaid without penalties.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

At December 31, 2007 and 2006, no securities classified as held-to-maturity had been in a continuous unrealized loss position for more than a twelve month period.

Note 5 —	Loans Available for Sale

The following table summarizes loans available for sale (dollars in thousands):

	December 31,
	2007	2006

Mortgage loans	$3,083,779	$3,146,943
Consumer loans	170,891	41,050
Second mortgage loans	256,640	802

Total	$3,511,310	$3,188,795

These loans had an aggregate fair value that approximates their recorded amount for each year presented. The majority of the mortgage loans were originated or acquired in the fourth quarter of the respective year.

Note 6 —	Loans Held for Investment

Loans held for investment are summarized as follows (dollars in thousands):

	December 31,
	2007	2006

Mortgage loans	$5,823,952	$6,211,765
Second mortgage loans	56,516	715,154
Commercial real estate loans	1,542,104	1,301,819
Construction loans	90,401	64,528
Warehouse lending	316,719	291,656
Consumer loans	281,746	340,157
Commercial loans	22,959	14,606

Total	8,134,397	8,939,685
Less allowance for loan losses	(104,000)	(45,779)

Total	$8,030,397	$8,893,906

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of period	$45,779	$39,140	$38,318
Provision charged to operations	88,297	25,450	18,876
Charge-offs	(33,659)	(21,613)	(19,907)
Recoveries	3,583	2,802	1,853

Balance, end of period	$104,000	$45,779	$39,140

Loans on which interest accruals have been discontinued totaled approximately $197.1 million at December 31, 2007 and $57.1 million at December 31, 2006. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $6.8 million, $3.8 million, and $4.1 million during 2007, 2006, and 2005, respectively. There are no loans greater than 90 days past due still accruing interest at December 31, 2007 and 2006.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.

Impaired loans are as follows (dollars in thousands):

	December 31,
	2007	2006	2005

Impaired loans with no allowance for loan losses allocated	$22,307	$15,228	$27,876
Impaired loans with allowance for loan losses allocated	112,044	10,934	6,556

Total impaired loans	$134,351	$26,162	$34,432

Amount of the allowance allocated to impaired loans	$34,937	$1,119	$1,618
Average investment in impaired loans	$70,582	$28,469	$27,048
Cash-basis interest income recognized during impairment	$2,324	$1,792	$2,099

Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2007, approximately 82% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 7 —	Private-label Securitization Activity

On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate second mortgage loans (the “2007 Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. On June 30, 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The residual interests are categorized as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.

Key economic assumptions used in determining the fair value of residual interests at the time of the securitization are as follows:

			Annual	Weighted-
	Prepayment	Projected	Discount	Average
	Speed	Credit Losses	Rate	Life (in years)

2007 Second Mortgage Securitization	26%	1.50%	15.0%	3.8

The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302 million in home equity line of credit loans (the “2006 HELOC Securitization”). In addition, through November 2007, draws on the home equity lines of credit in the trust established in the 2006 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests were recorded as securities available for sale and are therefore, recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that were deemed to be other-than-temporarily impaired (“OTTI”) were reported in the consolidated statement of operations. All unrealized gains or losses that were deemed to be temporary were reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

In accordance with the terms of the securitization, credit losses in the 2006 HELOC Securitization exceeded losses as originally modeled. As such, the monoline insurer that protects the bondholders determined that the status of the securitization should be changed to “rapid amortization.” During the rapid amortization period, the Company will no longer be reimbursed for draws on the home equity lines of credit until after the bondholders are paid off. Therefore, this status has the effect of extending the time period for which the Company’s advances are outstanding and may result in the Company not receiving reimbursement for all of the funds advanced. As of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

December 31, 2007, the Company advanced $4.3 million of funds under this arrangement and does not believe that a liability has been incurred under this arrangement.

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. The securitization resulted in the Company recording a residual interest of approximately $9.9 million that is carried as a security available for sale.

The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “2005 HELOC Securitization”). In addition, each month draws on the home equity lines of credit in the trust established in the 2005 HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities available for sale and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities or any unrealized losses that are deemed to be other-than-temporarily impaired (“OTTI”) are reported in the consolidated statement of operations. All unrealized gains or losses that are deemed to be temporary are reported in the consolidated statement of stockholders’ equity and comprehensive income under accumulated other comprehensive income.

At December 31 2007, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

			Annual	Weighted-
	Prepayment	Projected	Discount	Average
	Speed	Credit Losses	Rate	Life (in years)

2005 HELOC Securitization	28.0%	2.88%	20.0%	3.5
2006 HELOC Securitization	28.0%	4.99%	20.0%	4.3
2006 Second Mortgage Securitization	16.0%	2.86%	20.0%	4.5
2007 Second Mortgage Securitization	18.0%	3.28%	20.0%	5.6

Certain cash flows received from the securitization trusts were as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006

Proceeds from new securitizations	$664,927	$302,182
Proceeds from collections reinvested in securitizations	166,361	73,122
Servicing fees received	6,884	2,259
Loan repurchases for representations and warranties	(642)	(752)

The tables below set forth key economic assumptions and the hypothetical sensitivity of the fair value of residual interests to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities. The dollar impacts on the residual and servicing asset in the table below represents decreases to the value of the respective assets.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

			Projected
	Fair	Prepayment	Credit	Discount
	Value	Speed	Losses	Rate

	(Dollars in thousands)

HELOC Securitizations
Residual securities as of December 31, 2007	$30,180	28.0%	3.68%	20.0%
Impact on fair value of 10% adverse change in assumption		$1,856	$853	$1,493
Impact on fair value of 20% adverse change in assumption		$3,568	$2,255	$2,857
Servicing asset as of December 31, 2007	$2,881
Impact on fair value of 10% adverse change of assumptions		$319	$1	$31
Impact on fair value of 20% adverse change of assumptions		$600	$3	$61
Second Mortgage Securitizations
Residual securities as of December 31, 2007	$16,856	17.6%	3.20%	20.0%
Impact on fair value of 10% adverse change in assumption		$997	$2,184	$1,850
Impact on fair value of 20% adverse change in assumption		$1,897	$3,394	$3,194
Servicing asset as of December 31, 2007	$8,980
Impact on fair value of 10% adverse change of assumptions		$629	$13	$147
Impact on fair value of 20% adverse change of assumptions		$1,193	$26	$290

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and draws on HELOCS that it funds and which are not reimbursed by the respective trust. The value of the Company’s retained interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residual securities and unreimbursed draws will be diminished.

The following table summarizes the collateral balance associated with the Company’s servicing portfolio of sold loans and the balance of related non-investment grade residual securities retained at December 31, 2007 (dollars in thousands):

		Balance of Retained
		Assets with Credit
	Total Loans	Exposure
	Serviced	Residuals

Private-label securitizations	$1,405,010	$47,036
Government sponsored agencies	31,081,476	—
Other investors	851	—

Total	$32,487,337	$47,036

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Mortgage loans that have been securitized in private-label securitizations at December 31, 2007 and 2006 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (dollars in thousands):

			Principal Amount		Credit Losses
	Total Principal		of Loans		(Net of Recoveries)
	Amount of Loans Outstanding		60 Days or More Past Due		For the Years Ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006

Securitized mortgage loans	$1,405,010	$968,423	$19,783	$2,682	$29,303	$3,938

Note 8 —	FHLB Stock

The Company’s investment in FHLB stock totaled $348.9 million and $277.6 million at December 31, 2007 and 2006, respectively. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 1/20th of its FHLB advances, whichever is greater. Dividends received on the stock equaled $14.4 million, $13.7 million, and $10.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. These dividends were recorded in the consolidated statement of operations as other fees and charges.

Note 9 —	Repossessed Assets

Repossessed assets include the following (dollars in thousands):

	December 31,
	2007	2006

One-to-four family properties	$101,936	$74,548
Commercial properties	7,338	6,447

Repossessed assets	$109,274	$80,995

Note 10 —	Premises and Equipment

Premises and equipment balances are as follows (dollars in thousands):

	December 31,
	2007	2006

Land	$82,413	$70,437
Office buildings	143,370	135,186
Computer hardware and software	93,551	130,574
Furniture, fixtures and equipment	82,157	72,173
Automobiles	283	285

Total	401,774	408,655
Less accumulated depreciation	(164,122)	(189,412)

	$237,652	$219,243

Depreciation expense amounted to approximately $20.5 million, $26.9 million, and $30.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $9.4 million, $8.7 million, and $9.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following outlines the Company’s minimum contractual lease obligations as of December 31, 2007 (dollars in thousands):

2008	$6,335
2009	4,739
2010	3,516
2011	1,968
2012	1,116
Thereafter	1,635

Total	$19,309

Note 11 —	Mortgage Servicing Rights

Included in Non-Interest Income under the caption Loan Administration are contractually specified servicing fees, late fees and ancillary fees amounting to $91.1 million, $82.6 million and $103.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Mortgage loans serviced for others are not included in the accompanying consolidated financial statements. The unpaid principal balances of these loans are summarized as follows (dollars in thousands):

	December 31,
	2007	2006

Mortgage loans serviced for:
FHLMC and FNMA	$28,132,766	$12,566,869
FHLBI	245,437	272,273
GNMA	2,703,273	1,224,010
Flagstar Trusts	1,405,010	968,423
Other investors	851	928

Total	$32,487,337	$15,032,503

Not included in the above totals are $0.5 million and $229.4 million of mortgage loans at December 31, 2007 and December 31, 2006, respectively, that are being serviced on a temporary basis in connection with the sale of mortgage servicing rights.

Mortgage loans serviced for others were geographically disbursed throughout the United States. As of December 31, 2007, approximately 12.8% of these properties are located in Michigan (measured by principal balance), and another 40.0% were located in the states of Florida (10.4%), California (9.0%), Texas (8.7%) Washington (5.6%), Maryland (3.3%) and Colorado (3.0%). No other state contains more than 4% of the properties collateralizing these serviced loans.

Custodial accounts maintained in connection with the above mortgage servicing rights (including the above mentioned subservicing) were approximately $422.5 million and $237.0 million at December 31, 2007 and 2006 respectively. These amounts include payments for principal, interest, taxes, and insurance collected on behalf of the individual investor.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following is an analysis of the changes in the recorded value of the Company’s mortgage servicing rights (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of period	$173,288	$315,678	$187,975
Capitalization	346,348	223,934	328,954
Sales	(27,734)	(296,163)	(106,703)
Amortization	(78,344)	(69,562)	(94,548)
Valuation allowance	428	(599)	—

Balance, end of period	$413,986	$173,288	$315,678

Throughout 2007, the fair value of the MSRs capitalized was based upon the following weighted-average assumptions: (1) a discount rate of 9.6%; (2) an anticipated loan prepayment rate of 17.1% (i.e. CPR); (3) a weighted-average life of 6.1 years; and (4) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively. Throughout 2006, the fair value of the MSRs capitalized was based on the following weighted-average assumptions; (1) a discount rate of 9.8%; (2) an anticipated loan prepayment rate of 28.5% (i.e. CPR); (3) a weighted-average life of 5.8 years; and (4) servicing costs per convention loan of $40 and $52 for each government or adjustable rate loan, respectively.

Changes in the valuation allowance for impairment of MSRs are as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of period	$599	$—	$—
Provision for valuation	(428)	599	—
Permanent impairment	—	—	—

Balance, end of period	$171	$599	$—

At December 31, 2007 and 2006, the estimated fair value of the mortgage loan-servicing portfolio was $457.9 million and $197.6 million, respectively. At December 31, 2007, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.2%; (2) an anticipated loan prepayment rate of 16.3% (i.e. CPR); (3) a weighted-average life of 5.4 years and (4) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 12 —	Deposit Accounts

The deposit accounts are as follows (dollars in thousands):

	December 31,
	2007	2006

Demand accounts	$436,239	$380,162
Savings accounts	237,762	144,460
Money market demand accounts	531,587	608,282
Certificates of deposit	3,870,828	3,763,781

Total retail deposits	5,076,416	4,896,685
Municipal deposits	1,545,395	1,419,964
National accounts	1,141,549	1,062,646
Company controlled deposits	473,384	244,193

Total deposits	$8,236,744	$7,623,488

At December 31, 2007, municipal deposits included $1.5 billion of certificates of deposit with maturities typically less than one year and $72.0 million in checking and savings accounts. At December 31, 2006, municipal deposits included $1.3 billion of certificates of deposit and $87.3 million in checking and savings accounts.

Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2007 and 2006, were approximately $0.6 billion and $0.9 billion, respectively.

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.8 billion and $2.6 billion at December 31, 2007 and 2006, respectively. The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000 (dollars in thousands):

	December 31,
	2007	2006

Three months or less	$1,250,017	$1,268,286
Over three months to six months	820,475	601,625
Over six months to twelve months	539,156	429,199
One to two years	111,190	179,393
Thereafter	79,084	120,305

Total	$2,799,922	$2,598,808

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table indicates the scheduled maturities of the Company’s certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2007 (dollars in thousands):

	Consumer		National
	Direct	Municipal	Accounts	Total

Twelve months or less	$1,213,468	$1,394,611	$1,569	$2,609,648
One to two years	105,403	5,787	—	111,190
Two to three years	35,087	205	—	35,292
Three to four years	19,917	—	—	19,917
Four to five years	19,836	—	—	19,836
Thereafter	4,039	—	—	4,039

Total	$1,397,750	$1,400,603	$1,569	$2,799,922

Note 13 —	FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Fixed rate putable advances	$1,900,000	4.13%	$500,000	4.24%
Short-term fixed rate term advances	1,851,000	4.07%	2,757,000	4.95%
Long-term fixed rate term advances	2,550,000	4.69%	2,150,000	4.28%

Total	$6,301,000	4.34%	$5,407,000	4.62%

The portfolio of putable FHLB advances held by the Company matures in 2012 and may be called by the FHLB based on FHLB volatility models. During 2008 and thereafter, the FHLB may call $1.6 billion of the putable advances. During 2009 and thereafter, the FHLB may call the remaining $0.3 billion of putable advances.

The following indicates certain information related to the FHLB advances (dollars in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Maximum outstanding at any month end	$6,392,000	$5,407,000	$5,373,279
Average balance	5,847,888	4,270,660	4,742,079
Average interest rate	4.64%	4.40%	3.85%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following outlines the Company’s FHLB advance final maturity dates as of December 31, 2007 (dollars in millions):

2008	$1,851
2009	650
2010	650
2011	500
2012	2,150
Thereafter	500

Total	$6,301

The Company has the authority and approval from the FHLB to utilize a total of $7.5 billion in collateralized borrowings. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans.

Note 14 —	Security Repurchase Agreements

The following table presents security repurchase agreements outstanding (dollars in thousands):

	December 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Security repurchase agreements	$108,000	4.27%	$990,806	5.31%

These repurchase agreements have maturities of less than 36 months. At December 31, 2007 and 2006, security repurchase agreements were collateralized by $107.3 million and $1.0 billion of mortgage-backed securities held to maturity, respectively.

The following table indicates certain information related to the security repurchase agreements (dollars in thousands):

	For The Years Ended December 31,
	2007	2006	2005

Maximum outstanding at any month end	$1,793,026	$1,259,812	$1,101,242
Average balance	954,772	1,028,916	187,585
Average interest rate	5.39%	5.09%	4.24%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 15 —	Long Term Debt

The following table presents long-term debt (dollars in thousands):

	December 31,
	2007	2006

Junior subordinated notes related to trust preferred securities
Floating 3 month LIBOR plus 3.25%(1) (8.11% and 8.62% at December 31, 2007 and 2006, respectively), matures 2032	$25,774	$25,774
Fixed 6.55%(2), matures 2033	25,774	25,774
Fixed 6.75%(2), matures 2033	25,780	25,780
Floating 3 month LIBOR plus 2.00% (7.24% and 7.37% at December 31, 2007 and 2006, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 2.00% (7.24% and 7.37% at December 31, 2007 and 2006, respectively), matures 2035	25,774	25,774
Fixed 6.47%(3), matures 2035	51,547	51,547
Floating 3 month LIBOR plus 1.50%(4) (6.74% and 6.87% at December 31, 2007 and 2006, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 1.45% (6.44% at December 31, 2007, matures 2037)	25,774	—
Floating 3 month LIBOR plus 2.50% (7.49% at December 31, 2007, matures 2037)	15,464	—

Subtotal	247,435	206,197
Other Debt
Fixed 7.00% due 2013	1,250	1,275

Total long-term debt	$248,685	$207,472

(1)	As part of the transaction, the Company entered into an interest rate swap with the placement agent under which the Company is required to pay 6.88% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR plus 3.25%. The swap matured on December 26, 2007. The securities are callable by the Company after December 26, 2007.

(2)	In 2008, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable by the Company after February 26, 2008 and March 26, 2008.

(3)	In 2010, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable by the Company after March 31, 2010.

(4)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 4.33% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR. The swap matures on October 7, 2010. The securities are callable by the Company after October 7, 2010.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates) as of December 31, 2007 (dollars in thousands):

2008	$25
2009	25
2010	25
2011	25
2012	25
Thereafter	248,560

Total	$248,685

Note 16 —	Federal Income Taxes

Total federal income tax provision (benefit) is allocated as follows (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

(Loss) earnings from operations	$(19,589)	$40,819	$44,090
Stockholders’ equity, for the tax (benefit) expense from stock-based compensation	25	(1,000)	(8,379)
Stockholders’ equity, for the tax effect of other comprehensive income (loss)	(8,979)	(1,222)	1,341

	$(28,543)	$38,597	$37,052

Components of the (benefit) provision for federal income taxes from operations consist of the following (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current provision (benefit)	$(58,308)	$93,634	$(12,342)
Deferred provision (benefit)	38,719	(52,815)	56,432

	$(19,589)	$40,819	$44,090

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

(Benefit) provision at statutory federal income tax rate (35)%	$(20,585)	$40,607	$43,384
Increase resulting from other, net	996	212	706

(Benefit) provision at effective federal income tax rate	$(19,589)	$40,819	$44,090

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The details of the net tax liability are as follows (dollars in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Allowance for loan and other losses	$42,032	$32,891
Loan securitizations	8,306	723
Premises and equipment	4,316	3,509
Non-accrual interest revenue	2,554	1,068
Mark-to-market adjustments	2,135	—
Accrued vacation pay	1,892	1,605
Other	2,857	995

	64,092	40,791

Deferred tax liabilities:
Mortgage loan servicing rights	(111,187)	(59,491)
Federal Home Loan Bank stock dividends	(8,007)	(8,543)
State income taxes	(4,396)	(2,545)
Deferred loan costs and fees	—	(4,837)
Mark-to-market adjustments	—	(4,400)
Unrealized hedging gains	(132)	(2,258)
Other	(120)	(224)

	(123,842)	(82,298)

Net deferred tax liability	(59,750)	(41,507)
Current federal income taxes receivable	59,778	11,833

Income taxes receivable (payable)	$28	$(29,674)

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

In 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109, (“FIN 48”) to clarify the accounting treatment for uncertain income tax positions when applying FASB Statement 109. Effective January 1, 2007, the Company adopted FIN 48. As a result, the Company recorded the estimated value of its uncertain tax positions by increasing its tax liability by $1.4 million and recording a corresponding reduction to retained earnings.

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of December 31, 2007, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2003. The years open to examination by state and local government authorities vary by jurisdiction.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007 (dollars in thousands):

Unrecognized tax benefits at adoption, opening balance	$4,725
Gross increases — tax positions in prior periods	676
Gross decreases — tax positions in prior periods	(64)
Gross increases — current period tax positions	—
Settlements	767
Lapse of statute of limitations	—

Unrecognized tax benefits, ending balance	$6,104

Included in the balance at December 31, 2007, are $4.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of a shorter deductibility period does not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the year ended December 31, 2007, the Company recognized interest expense or approximately $450,000 and no penalty costs in its statement of operations and statement of financial condition, respectively.

Approximately $5.5 million of the above tax positions are expected to reverse during the next 12 months.

Note 17 —	Secondary Market Reserve

The following table shows the activity in the secondary market reserve (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Balance, beginning of period,	$24,200	$17,550	$19,002
Provision
Charged to gain on sale for current loan sales	9,899	5,897	5,328
Charged to other fees and charges for changes in estimates	3,699	14,312	7,156

Total	13,598	20,209	12,484
Charge-offs, net	(10,198)	(13,559)	(13,936)

Balance, end of period	$27,600	$24,200	$17,550

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

Note 18 —	Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $15,500 for 2007, $15,000 for 2006 and $14,000 for 2005. Participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

up to $5,000, $5,000, and $4,000 for 2007, 2006, and 2005, respectively. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,750. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2007, 2006, and 2005 were approximately $3.3 million, $3.1 million, and $3.3 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Prior to March 31, 2005, the Company offered a deferred compensation plan to employees. The deferred compensation plan allowed employees to defer up to 25% of their annual compensation and directors to defer all of their compensation. Funds deferred remained the property of the Company. The Company discontinued this compensation plan March 31, 2005.

Note 19 —	Contingencies and Commitments

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that resolution of such litigation will not have a material effect on the Company’s financial condition, results of operations, or liquidity.

A substantial part of the Company’s business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking civil statutory and actual damages and rescission under the federal Truth in Lending Act, as well as remedies for alleged violations of various state and federal laws, restitution or unjust enrichment in connection with certain mortgage loan transactions.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

A summary of the contractual amount of significant commitments is as follows (dollars in thousands):

	December 31,
	2007	2006

Commitments to extend credit:
Mortgage loans	$3,141,000	$1,779,000
Commercial	102,000	134,000
Other	3,000	30,000
HELOC trust commitments	167,000	193,000
Standby and commercial letters of credit	112,000	114,000

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

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under SFAS 133. Further discussion on derivative instruments is included in Note 24.

The Company had unfunded commitments under its contractual arrangement with the HELOC Securitization trusts to fund future advances on the underlying home equity lines of credit.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically results in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $2.0 million as of December 31, 2007. The Company had no guarantee liability recorded as of December 31, 2006 as estimated credit risk was insignificant.

Note 20 —	Regulatory Capital Requirements

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

the regulations) of 1.5%, core capital (as defined) of 3.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined). Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007 and 2006, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Tangible capital (to tangible assets)	$912,040	5.8%	$236,524	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	912,040	5.8%	473,048	3.0%	$788,413	5.0%
Tier I capital (to risk weighted assets)	883,516	9.9%	N/A	N/A	536,166	6.0%
Total capital (to risk weighted assets)	952,254	10.7%	714,881	8.0%	893,602	10.0%
As of December 31, 2006
Tangible capital (to tangible assets)	$984,981	6.4%	$231,901	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	984,981	6.4%	463,802	3.0%	$773,005	5.0%
Tier I capital (to risk weighted assets)	957,388	11.0%	N/A	N/A	520,502	6.0%
Total capital (to risk weighted assets)	1,001,937	11.6%	693,996	8.0%	867,494	10.0%

Note 21 —	Accumulated Other Comprehensive (Loss) Income

The following table sets forth the ending balance in accumulated other comprehensive (loss) income for each component (dollars in thousands):

	December 31,
	2007	2006	2005

Net gain on interest rate swap extinguishment	$—	$101	$1,268
Net unrealized gain on derivatives used in cash-flow hedges	236	4,193	6,068
Net unrealized (loss) gain on securities available for sale	(11,731)	888	498

Ending balance	$(11,495)	$5,182	$7,834

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Gain (reclassified to earnings) on interest rate swap extinguishment	$(155)	$(1,795)	$(2,054)
Related tax benefit	54	628	719
Unrealized gain (loss) on derivatives used in cash-flow hedging relationships	(11,377)	(8,487)	5,804
Related tax (expense) benefit	3,981	2,970	(2,032)
Reclassification adjustment for (gains) losses included in earnings relating to cash flow hedging relationships	5,290	5,603	(685)
Related tax (expense) benefit	(1,851)	(1,960)	240
Unrealized (loss) gain on securities available for sale	(19,414)	805	767
Related tax benefit (expense)	6,795	(416)	(268)

Change	$(16,677)	$(2,652)	$2,491

Note 22 —	Concentrations of Credit

Properties collateralizing mortgage loans held for investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2007	2006

Michigan	10.8%	13.1%
California	26.9	23.1
Florida	13.6	12.6
Washington	4.9	5.0
Colorado	3.8	4.5
Texas	3.4	4.1
Arizona	3.9	3.0
All other states(1)	32.7	34.6

	100.0%	100.0%

(1)	— No other state contains more than 3.0% of the total.

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2007, 63.1%, is collateralized by properties located in Michigan. At December 31, 2006, the Company’s commercial real estate portfolio in Michigan was 76.9% of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of nonpayment or realization:

(a) Hybrid or ARM loans that are subject to future payment increases

(b) Option power ARM loans that permit negative amortization

(c) Loans under a. or b. above with loan-to-value ratios above 80%

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table details the unpaid principal balance of these loans at December 31, 2007:

Held for Investment
Portfolio Loans
(Dollars in thousands)

Amortizing hybrid ARMs
3/1 ARM	$432,812
5/1 ARM	1,152,636
7/1 ARM	107,309
Interest only hybrid ARMs
3/1 ARM	558,403
5/1 ARM	1,930,657
7/1 ARM	187,521
Option power ARMs	82,754
All other ARMs	306,487

$4,758,579

Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Principal Outstanding
At December 31, 2007
(Dollars in thousands)

Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$342,317
> 90%< = 100%	235,611
>100%	536

$578,464

Note 23 —	Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2007, the balance of the loans attributable to directors and principal officers totaled $4.1 million, with the unused lines of credit totaling $7.0 million. At December 31, 2006, the balance of the loans attributable to directors and principal officers totaled $6.9 million, with the unused lines of credit totaling $11.5 million. During 2007 and 2006, the Company purchased $102.7 million and $96.1 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Note 24 —	Derivative Financial Instruments

The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2007 and 2006:

FNMA, FHLMC and other forward contracts
Rate lock commitments
Interest rate swap agreements

Generally speaking, if interest rates increase, the value of the Company’s rate lock commitments and funded loans decrease and loan sale margins are adversely impacted. The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $4.4 million and $4.5 million for the years ended December 31, 2007 and 2006, respectively, and pre-tax losses of $2.9 million for the year ended December 31, 2005, on its hedging activity.

The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. At December 31, 2007 and 2006, accumulated other comprehensive (loss) income included a deferred after-tax net gain of $0.2 million and $4.2 million, respectively, related to derivatives used to hedge funding cash flows. See Note 21 for further detail of the amounts included in accumulated other comprehensive (loss) income. On January 1, 2008, the Company derecognized all cash flow hedges. As such, the after-tax net gain of $0.2 million in other comprehensive income at December 31, 2007 will be recognized through operations during 2008.

On December 30, 2004, the Company extinguished $250.0 million of interest rate swaps. These swaps were eliminated at an after-tax gain of $2.6 million. This gain was deferred and was reclassified into operations from accumulated other comprehensive income over three years, which was the original duration of the extinguished swaps. During 2007, 2006 and 2005, $0.1 million, $1.2 million and $1.3 million was recognized in operations, respectively.

The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same statement of operations captions as effective changes when such material ineffectiveness occurs. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For 2007, 2006 and 2005, the Company did not recognize any significant gains or losses due to ineffectiveness of its cash flow hedges.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The Company had the following derivative financial instruments (dollars in thousands):

	December 31, 2007
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$3,069,134	$26,129	2008
Forward agency and loan sales	3,845,065	(13,504)	2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	130,000	378	2008-2010

	December 31, 2006
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$1,720,879	$3,819	2007
Forward agency and loan sales	2,156,566	4,409	2007
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	300,000	6,452	2007-2010

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

Note 25 —	Fair Value of Financial Instruments

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2007 and 2006, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents. Due to their short term nature, the carrying amount of cash and cash equivalents approximates fair value.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Securities-trading. The carrying amount of the securities trading approximates fair value. Fair value is estimated by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Securities available for sale. The carrying amount of the securities available for sale approximates fair value. Fair value is estimated using quoted market prices or by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Mortgage-backed securities held to maturity. The fair value of mortgage-backed securities is estimated using quoted market prices.

Other investments. The carrying amount of other investments approximates fair value.

Loans receivable. Mortgage loans available for sale and held for investment are valued using fair values attributable to similar mortgage loans. The fair value of the other loans is based on the fair value of obligations with similar credit characteristics.

FHLB stock. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value, is the fair value.

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

Security Repurchase Agreements. Rates currently available for repurchase agreements with similar terms and maturities are used to estimate fair values for these agreements. For repurchase agreements with maturities that are short term in nature, the carrying amount of the repurchase agreements approximates fair value.

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following tables set forth the fair value of the Company’s financial instruments (dollars in thousands):

	December 31,
	2007		2006

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$340,169	$340,169	$277,236	$277,236
Securities — trading	13,703	13,703	—	—
Securities available for sale	1,308,608	1,308,608	617,450	617,450
Mortgage-backed securities held to maturity	1,255,431	1,289,083	1,565,420	1,578,382
Other investments	26,813	26,813	24,035	24,035
Loans available for sale	3,511,310	3,543,505	3,188,795	3,212,824
Loans held for investment	8,134,397	8,232,456	8,939,685	10,555,375
FHLB stock	348,944	348,944	277,570	277,570
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,205,588)	(1,205,588)	(1,132,904)	(1,132,904)
Certificates of deposit	(3,870,828)	(3,890,021)	(3,763,781)	(3,752,959)
Municipal deposits	(1,545,395)	(1,542,530)	(1,419,964)	(1,414,362)
National certificates of deposit	(1,141,549)	(1,154,125)	(1,062,646)	(1,046,768)
FHLB advances	(6,301,000)	(6,397,641)	(5,407,000)	(5,365,825)
Security repurchase agreements	(108,000)	(110,018)	(990,806)	(990,806)
Long term debt	(248,685)	(250,837)	(207,472)	(205,860)
Payables for securities purchased	—	—	(249,694)	(249,694)
Derivative Financial Instruments:
Forward delivery contracts	(13,504)	(13,504)	4,409	4,409
Commitments to extend credit	26,129	26,129	3,819	3,819
Interest rate swaps	378	378	6,452	6,452

Note 26 —	Segment Information

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

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Following is a presentation of financial information by business segment for the period indicated (dollars in thousands):

	As of or for the Year Ended December 31, 2007
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$99,984	$109,894	$—	$209,878
Net gain on sale revenue	—	64,928	—	64,928
Other income	27,868	24,319	—	52,187

Total net interest income and non-interest income	127,852	199,141	—	326,993
(Loss) earnings before federal income taxes	(74,247)	15,433	—	(58,814)
Depreciation and amortization	13,979	88,986	—	102,965
Capital expenditures	24,318	14,528	—	38,846
Identifiable assets	15,014,734	4,188,002	(3,410,000)	15,792,736
Inter-segment income (expense)	130,808	(130,808)	—	—

	As of or for the Year Ended December 31, 2006
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$159,255	$55,692	$—	$214,947
Net gain on sale revenue	—	135,002	—	135,002
Other income	31,353	35,806	—	67,159

Total net interest income and non-interest income	190,608	226,500	—	417,108
Earnings before federal income taxes	59,728	56,293	—	116,021
Depreciation and amortization	10,143	86,323	—	96,466
Capital expenditures	43,652	1,704	—	45,356
Identifiable assets	14,939,341	3,597,864	(3,040,000)	15,497,205
Inter-segment income (expense)	80,100	(80,100)	—	—

	As of or for the Year Ended December 31, 2005
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$185,276	$60,994	$—	$246,270
Net gain on sale revenue	—	81,737	—	81,737
Other income	55,813	21,898	—	77,711

Total net interest income and non-interest income	241,089	164,629	—	405,718
Earnings before federal income taxes	123,726	229	—	123,955
Depreciation and amortization	10,139	115,112	—	125,251
Capital expenditures	32,764	18,633	—	51,397
Identifiable assets	14,176,340	2,379,090	(1,480,000)	15,075,430
Inter-segment income (expense)	42,375	(42,375)	—	—

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 27 —	(Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing (loss) earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the (loss) earnings of the Company.

The following are reconciliations of the numerator and denominator of the basic and diluted (loss) earnings per share (“EPS”) calculation (dollars in thousands, except per share data):

	For the Year Ended December 31, 2007
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic (loss) earnings	$(39,225)	61,152	$(0.64)
Effect of options	—	357	—

Diluted earnings	$(39,225)	61,509	$(0.64)

In 2007, the Company had 2,376,062 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2006
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$75,202	63,504	$1.18
Effect of options	—	824	(0.01)

Diluted earnings	$75,202	64,328	$1.17

In 2006, the Company had 820,582 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2005
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$79,865	62,128	$1.29
Effect of options	—	1,882	(0.04)

Diluted earnings	$79,865	64,010	$1.25

In 2005, the Company had 837,449 options that were classified as anti-dilutive and were excluded from the EPS calculations.

Note 28 —	Stock-Based Compensation

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

In December 2004, the FASB issued SFAS 123R (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS 123R eliminated the alternative to use the intrinsic method of accounting previously allowed under APB 25, Accounting for Stock Issued to Employees, which generally did not require any compensation expense to be recognized in the financial statements for the grant of stock options to employees if certain conditions were met. Only certain pro forma disclosures of share-based payments were required.

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

Prior to the adoption of SFAS 123R, the Company accounted for its Prior Plans under the recognition and measurement principles of APB 25. The Company reported all tax benefits resulting from the exercise of stock options as financing cash flows in the consolidated statements of cash flows. In accordance with SFAS 123R, for the period beginning January 1, 2006, only the excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled $(25,000) and $1.0 million for the years ended December 31, 2007 and 2006, respectively.

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

During 2007 and 2006, compensation expense recognized related to the 2006 Plan totaled $1.3 million and $2.2 million, respectively.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2007	2006	2005

Options outstanding, beginning of year	3,029,737	3,417,366	4,961,529
Options granted	—	—	372,792
Options exercised	(15,440)	(359,503)	(1,788,354)
Options canceled, forfeited and expired	(316,300)	(28,126)	(128,601)

Options outstanding, end of year	2,697,997	3,029,737	3,417,366

Options exercisable, end of year	2,694,747	2,885,787	2,861,884

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.1 million, $3.2 million and $23.9 million, respectively. Additionally, the aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $1.0 million and $1.0 million, respectively.

	Weighted Average Exercise Price
	2007	2006	2005

Options outstanding, beginning of year	$13.79	$13.02	$9.34
Options granted	—	—	20.50
Options exercised	4.46	6.13	4.17
Options canceled, forfeited and expired	12.08	18.30	15.64

Options outstanding, end of year	$14.04	$13.79	$13.02

Options exercisable, end of year	$14.04	$13.86	$13.20

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	December 31,	Contractual Life	Average	December 31,	Average Exercise
Range of Grant Price	2007	(Years)	Exercise Price	2007	Price

$ 1.76 - 1.96	132,509	2.50	$1.78	132,509	$1.78
4.32 - 4.77	15,000	0.29	4.48	15,000	4.48
5.01 - 6.06	174,426	2.36	5.19	174,426	5.19
11.80 - 12.27	1,563,380	3.95	12.03	1,563,380	12.03
15.23	9,500	6.34	15.23	6,250	15.23
19.35 - 19.42	18,429	5.18	19.38	18,429	19.38
20.02 - 20.73	357,863	5.41	20.69	357,863	20.69
22.68 - 24.72	426,890	5.83	23.36	426,890	23.36

	2,697,997		$14.04	2,694,747	$14.04

At December 31, 2007, options available for future grants were 1,295,809. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2008.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table illustrates the effect on net earnings and earnings per share as of and for the year ended December 31, 2005 as if the Company had applied the fair value recognition provision of SFAS No. 123R to stock-based employee compensation (dollars in thousands except per share data):

For the Year Ended
December 31,
2005

Net earnings	$79,865
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,540

Pro forma net earnings	$75,325

Basic earnings per share
As reported	$1.29

Pro forma	$1.21

Diluted earnings per share
As reported	$1.25

Pro forma	$1.18

The fair value of each option grant is estimated using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 4.80%; expected volatility of 45.28%; a risk-free rate of 3.80%; an expected life of 5 years; and a fair value per option of $5.86.

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

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights it issued during the year ended December 31, 2007: dividend yield of 2.9%; expected volatility of 44.2%; a risk-free rate of 3.3%; and an expected life of five years. For the year ended December 31, 2006; dividend yield of 3.68%; expected volatility of 21.98%; a risk-free rate of 4.99%; and an expected life of five years.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2006	328,873	$16.28	$2.99
Granted	590,692	14.34	1.43
Vested	(82,197)	16.28	2.99
Forfeited	(14,569)	14.90	1.76

Non-vested balance at December 31, 2007	822,799	14.91	1.89

The Company incurred expense of $42,000 ($27,000 net of tax) and $168,000 ($109,000 net of tax) with respect to cash-settled stock appreciation rights during 2007 and 2006, respectively. At December 31, 2007, the non-vested cash settled stock appreciation rights have a total compensation cost of approximately $1.6 million expected to be recognized over the weighted average remaining vesting period of approximately three years.

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2007, the maximum number of shares of common stock that may be issued under the 2006 Plan as the result of any grants is 1,224,997 shares. The Company incurred expenses of approximately $1.1 million, $446,000, and $2.9 million with respect to restricted stock units, during 2007, 2006 and 2005, respectively. As of December 31, 2007, restricted stock units had a market value of $0.9 million.

		Weighted
		Average Grant-Date
	Shares	Fair Value per Share

Restricted Stock:
Nonvested at December 31, 2006	98,459	$16.93
Granted	91,381	14.30
Vested	(63,792)	16.81
Canceled and forfeited	(2,373)	14.89

Nonvested at December 31, 2007	123,675	14.29

Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Purchase Plan”), eligible participants, upon providing evidence of a purchase of the Company’s common shares from any third party on the open market, receive a payment from the Company equal to 15% of the share price. The Purchase Plan includes limitations on the maximum reimbursement to a participant during a year. The Purchase Plan has not been designed to comply with the requirements of the Internal Revenue Code with respect to employee stock purchase plans. During 2005, the Company incurred expenses of approximately $82,100 under the Purchase Plan. This Purchase Plan was terminated as of December 31, 2005.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Board of Directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2007, 2006 and 2005, all members of the executive management team were included in the Incentive Plan. The Company incurred expenses of $4.8 million, $2.2 million, and $2.2 million on the Incentive Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 29 —	Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2007, 2006, and 2005 (dollars in thousands, except (loss) earnings per share data) certain per share results have been adjusted to conform to the 2007 presentation:

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$220,570	$222,464	$237,151	$225,324
Interest expense	168,598	172,547	183,215	171,271

Net interest income	51,972	49,917	53,936	54,053
Provision for loan losses	8,293	11,452	30,195	38,357

Net interest income after provision for loan losses	43,679	38,465	23,741	15,696
Loan administration	2,615	3,149	4,333	2,618
Net gain (loss) on loan sales	25,154	28,144	(17,457)	23,189
Net gain (loss) on MSR sales	115	5,610	456	(283)
Other non-interest income (loss)	12,014	20,541	13,936	(7,019)
Non-interest expense	71,398	72,234	73,260	80,618

(Loss) earnings before federal income tax provision	12,179	23,675	(48,251)	(46,417)
(Benefit) provision for federal income taxes	4,420	8,544	(16,196)	(16,357)

Net (loss) earnings	$7,759	$15,131	$(32,055)	$(30,060)

Basic (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

Diluted (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$191,299	$192,648	$205,557	$211,362
Interest expense	132,624	141,910	151,929	159,456

Net interest income	58,675	50,738	53,628	51,906
Provision for loan losses	4,063	5,859	7,291	8,237

Net interest income after provision for loan losses	54,612	44,879	46,337	43,669
Loan administration	4,355	309	7,766	602
Net gain on loan sales	17,084	9,650	(8,197)	23,844
Net gain on MSR sales	8,586	34,932	45,202	3,901
Other non-interest income	12,596	16,681	9,567	15,283
Non-interest expense	68,070	62,354	68,853	76,360

Earning before federal income tax provision	29,163	44,097	31,822	10,939
Provision for federal income taxes	10,253	15,457	11,070	4,039

Net earnings	$18,910	$28,640	$20,752	$6,900

Basic earnings per share	$0.30	$0.45	$0.33	$0.11

Diluted earnings per share	$0.29	$0.44	$0.32	$0.11

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$163,125	$166,111	$185,391	$194,035
Interest expense	97,916	107,670	124,617	132,191

Net interest income	65,209	58,441	60,774	61,844
Provision for loan losses	6,246	2,903	3,690	6,036

Net interest income after provision for loan losses	58,963	55,538	57,084	55,808
Loan administration	5,945	1,669	(1,913)	3,060
Net gain on loan sales	9,577	32,348	3,426	18,229
Net gain on MSR sales	4,248	2,262	492	11,155
Other non-interest income	15,792	18,590	18,763	15,806
Non-interest expense	63,723	67,074	63,229	68,862

Earnings before federal income tax provision	30,802	43,333	14,623	35,196
Provision for federal income taxes	11,024	15,533	5,163	12,369

Net earnings	$19,778	$27,800	$9,460	$22,827

Basic earnings per share	$0.32	$0.45	$0.15	$0.36

Diluted earnings per share	$0.31	$0.43	$0.15	$0.36

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Note 30 —	Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2007	2006

Assets
Cash and cash equivalents	$4,314	$4,393
Investment in subsidiaries	936,613	1,013,390
Other assets	1,980	3,011

Total assets	$942,907	$1,020,794

Liabilities and Stockholders’ Equity Liabilities
Long term debt	$247,435	$206,197

Total interest paying liabilities	247,435	206,197
Other liabilities	2,494	2,363

Total liabilities	249,929	208,560
Stockholders’ Equity
Common stock	637	636
Additional paid in capital	64,350	63,223
Accumulated other comprehensive income	(11,495)	5,182
Retained earnings	681,165	743,193
Treasury stock	(41,679)	—

Total stockholders’ equity	692,978	812,234

Total liabilities and stockholders’ equity	$942,907	$1,020,794

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Earnings
(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Income
Dividends from subsidiaries	$68,314	$46,250	$22,200
Interest	497	450	335

Total	68,811	46,700	22,535
Expenses
Interest	15,289	13,833	10,662
Other taxes	(148)	(179)	—
General and administrative	2,062	1,981	2,015

Total	17,203	15,635	12,677

Earnings before undistributed (loss) earnings of subsidiaries	51,608	31,065	9,858
Equity in undistributed (loss) earnings of subsidiaries	(96,680)	38,822	65,695

(Loss) earnings before federal income tax benefit	(45,072)	69,887	75,553
Federal income tax benefit	(5,847)	(5,315)	(4,312)

Net (loss) earnings	$(39,225)	$75,202	$79,865

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Operating Activities
Net (loss) earnings	$(39,225)	$75,202	$79,865
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	96,680	(38,822)	(65,695)
Stock-based compensation	1,083	2,718	745
Change in other assets	(259)	669	(667)
Provision for deferred tax benefit	(447)	(120)	—
Change in other liabilities	2,453	(9,412)	11,043

Net cash provided by operating activities	60,285	30,235	25,291
Investing Activities
Net change in other investments	12	11	11
Net change in investment in subsidiaries	(38,605)	(3,766)	(77,719)

Net cash used in investment activities	(38,593)	(3,755)	(77,708)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	41,238	—	103,095
Proceeds from exercise of stock options and grants issued	70	2,205	7,444
Tax benefit from stock options exercised	(25)	1,000	8,379
Purchase of treasury stock	(41,705)	—	—
Issuance of treasury stock	26	—	—
Dividends paid	(21,375)	(38,122)	(55,995)

Net cash (used in) provided by financing activities	(21,771)	(34,917)	62,923

Net increase (decrease) in cash and cash equivalents	(79)	(8,437)	10,506
Cash and cash equivalents, beginning of year	4,393	12,830	2,324

Cash and cash equivalents, end of year	$4,314	$4,393	$12,830

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

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

As of December 31, 2007, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2007 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Virchow, Krause & Company, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

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

In 2007, the Company’s Chief Executive Officer provided to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity and Related Stockholder Matters” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2007 fiscal year.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description

3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
3	.2*	Fourth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 29, 2008, and incorporated herein by reference).
10	.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.3*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.4*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.5*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).

Exhibit No.		Description

10	.11+	Employment Agreement, dated as of February 28, 2007, between the Company, FlagstarBank, FSB, and Matthew I. Roslin.
11		Statement regarding computation of per share earnings incorporated by reference to 27 of the Notes to Consolidated Financial Statements of this report.
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause & Company, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2008.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND
Mark T. Hammond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2008.

	SIGNATURE	TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board

By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)

By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ KIRSTIN A. HAMMOND Kirstin A. Hammond	Executive Director and Director

By:	/s/ ROBERT O. RONDEAU, JR. Robert O. Rondeau, JR.	Executive Director and Director

By:	/s/ CHARLES BAZZY Charles Bazzy	Director

By:	/s/ JAMES D. COLEMAN James D. Coleman	Director

By:	/s/ RICHARD S. ELSEA Richard S. Elsea	Director

By:	/s/ MICHAEL LUCCI SR Michael Lucci Sr.	Director

By:	/s/ ROBERT W. DEWITT Robert W. Dewitt	Director

By:	/s/ FRANK D’ANGELO Frank D’Angelo	Director

By:	/s/ B. BRIAN TAUBER B. Brian Tauber	Director

By:	/s/ JAY J. HANSEN Jay J. Hansen	Director

By:	/s/ WILLIAM F. PICKARD William F. Pickard	Director

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Second Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference)
3	.2*	Fourth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 29, 2008, and incorporated herein by reference).
10	.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.3*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.4*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.5*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated February 28, 2007 and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).
10	.11+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Matthew I. Roslin.
11		Statement regarding computation of per share earnings incorporated by reference to Note 27 of the Notes to Consolidated Financial Statements of this report
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics ( previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause & Company, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement