Form 10-Q
period 2008-03-31
FLAGSTAR BANCORP INC
filed 2008-05-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
     As of May 1, 2008, 60,335,101 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Company’s Quarterly Report on Form 10-Q, including: (1) general business, economic and political conditions may significantly affect our earnings; (2) if we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected; (3) the value of our mortgage servicing rights could decline with reduction in interest rates; (4) gains on mortgage servicing rights may be difficult to realize due to disruption in the capital markets; (5) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (6) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (7) our secondary market reserve for losses could be insufficient; (8) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (9) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (10) we have substantial risks in connection with securitizations and loan sales; (11) our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings; (12) we may be required to raise capital at terms that are materially adverse to our stockholders; (13) our holding company is dependent on the Bank for funding of obligations and dividends; (14) we may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future; (15) the network and computer systems on which we depend could fail or experience a security breach; (16) our business is highly regulated; (17) our business has volatile earnings because it operates based on a multi-year cycle; (18) our loans are geographically concentrated in only a few states; (19) a larger percentage or our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our portfolio; (20) a significant part of our business strategy involves adding new branch locations, and our failure to grow may adversely affect our business, prospects, and results of operations and financial condition; (21) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; and (22) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rate; and (23) we depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, capital position and financial condition.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition — March 31, 2008 (unaudited) and December 31, 2007.

Unaudited Consolidated Statements of Operations — For the three months ended March 31, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For the three months ended March 31, 2008 (unaudited) and for the year ended December 31, 2007.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2008 and 2007.

Unaudited Notes to Consolidated Financial Statements.
Statement Regarding Computation of Net Earnings Per Share
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification, as Furnished by the Chief Executive Officer
Section 906 Certification, as Furnished by the Chief Financial Officer

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At March 31,	At December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash items	$138,351	$129,992
Interest-bearing deposits	209,358	210,177

Cash and cash equivalents	347,709	340,169
Securities classified as trading	36,308	13,703
Securities classified as available for sale	2,364,007	1,308,608
Mortgage-backed securities held to maturity (fair value $1.3 billion at December 31, 2007)	—	1,255,431
Other investments	28,402	26,813
Loans available for sale	3,137,410	3,511,310
Loans held for investment	8,574,024	8,134,397
Less: allowance for loan losses	(121,400)	(104,000)

Loans held for investment, net	8,452,624	8,030,397

Total interest-earning assets	14,228,109	14,356,439
Accrued interest receivable	55,806	57,888
Repossessed assets, net	136,490	109,274
Federal Home Loan Bank stock	348,944	348,944
Premises and equipment, net	242,545	237,652
Mortgage servicing rights at fair value	486,584	—
Mortgage servicing rights, net	11,291	413,986
Other assets	275,192	138,561

Total assets	$15,923,312	$15,792,736

Liabilities and Stockholders’ Equity Liabilities
Deposits	$8,427,804	$8,236,744
Federal Home Loan Bank advances	6,207,000	6,301,000
Security repurchase agreements	108,000	108,000
Long term debt	248,685	248,685

Total interest-bearing liabilities	14,991,489	14,894,429
Accrued interest payable	40,248	47,070
Secondary market reserve	27,400	27,600
Other liabilities	160,521	130,659

Total liabilities	15,219,658	15,099,758
Commitments and Contingencies
Stockholders’ Equity
Common stock $.01 par value, 150,000,000 shares authorized; 63,667,079 and 63,656,979 shares issued, and 60,325,344 and 60,270,624 shares outstanding, at March 31, 2008, and December 31, 2007, respectively	637	637
Additional paid in capital	63,775	64,350
Accumulated other comprehensive loss	(18,611)	(11,495)
Retained earnings	698,983	681,165
Treasury stock, at cost, 3,341,735 shares at March 31, 2008, and 3,386,355 at December 31, 2007	(41,130)	(41,679)

Total stockholders’ equity	703,654	692,978

Total liabilities and stockholders’ equity	$15,923,312	$15,792,736

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Interest Income
Loans	$176,294	$187,252
Mortgage-backed securities	15,576	14,617
Securities available for sale	15,591	13,598
Interest-bearing deposits	2,768	3,501
Other	624	1,602

Total interest income	210,853	220,570

Interest Expense
Deposits	84,050	85,026
FHLB advances	64,558	67,852
Security repurchase agreements	3,155	12,393
Other	4,292	2,448

Total interest expense	156,055	167,719

Net interest income	54,798	52,851
Provision for loan losses	34,262	8,293

Net interest income after provision for loan losses	20,536	44,558

Non-Interest Income
Loan fees and charges	884	1,229
Deposit fees and charges	6,031	4,978
Loan administration	(17,046)	2,183
Net gain on loan sales	63,425	25,154
Net gain on sales of mortgage servicing rights	287	115
Net gain on sales of securities available for sale	—	729
Loss on trading securities	(9,482)	—
Other fees and charges	8,575	5,078

Total non-interest income	52,674	39,466

Non-Interest Expense
Compensation and benefits	53,993	39,492
Occupancy and equipment	19,821	16,768
Communication	1,785	1,074
Other taxes	891	(573)
General and administrative	12,678	15,084

Total non-interest expense	89,168	71,845

(Loss) earnings before federal income taxes	(15,958)	12,179
(Benefit) provision for federal income taxes	(5,359)	4,420

Net (Loss) Earnings	$(10,599)	$7,759

(Loss) earnings per share
Basic	$(0.18)	$0.12

Diluted	$(0.17)	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

			Accumulated
		Additional	Other			Total
	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2007	$636	$63,223	$5,182	$743,193	$—	$812,234
Net loss	—	—	—	(39,225)	—	(39,225)
Reclassification of gain on swap extinguishment	—	—	(101)	—	—	(101)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities available for sale	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	(55,902)
Adjustment to initially apply FIN 48	—	—	—	(1,428)	—	(1,428)
Stock options exercised	1	69	—	—	—	70
Stock-based compensation	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	(41,705)	(41,705)
Issuance of treasury stock	—	—	—	—	26	26
Dividends paid ($0.35 per share)	—	—	—	(21,375)	—	(21,375)

Balance at December 31, 2007 (Unaudited)	637	64,350	(11,495)	681,165	(41,679)	692,978
Net loss	—	—	—	(10,599)	—	(10,599)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	(236)	—	—	(236)
Change in net unrealized loss on securities available for sale	—	—	(6,880)	—	—	(6,880)

Total comprehensive loss	—	—	—	—	—	(17,715)
Cumulative effect adjustment due to change of accounting for residential mortgage servicing rights	—	—	—	28,417	—	28,417
Restricted stock issued	—	(549)	—	—	549	—
Stock options exercised	—	42	—	—	—	42
Stock-based compensation	—	130	—	—	—	130
Tax effect from stock-based compensation	—	(198)	—	—	—	(198)

Balance at March 31, 2008	$637	$63,775	$(18,611)	$698,983	$(41,130)	$703,654

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Operating Activities
Net (loss) earnings	$(10,599)	$7,759
Adjustments to net (loss) earnings to net cash used in operating activities
Provision for loan losses	34,262	8,293
Depreciation and amortization	6,434	21,449
Decrease in valuation allowance in mortgage servicing rights	(119)	(448)
Loss on fair value of residential mortgage servicing rights, net of hedging gains	46,961	—
Stock-based compensation expense	130	374
Loss on interest rate swaps	1,611	—
Net gain on the sale of assets	(370)	(878)
Net gain on loan sales	(63,425)	(25,154)
Net gain on sales of mortgage servicing rights	(287)	(115)
Net gain on securities classified as available for sale	—	(729)
Unrealized loss on trading securities	9,482	—
Proceeds from sales of loans available for sale	6,271,453	4,714,831
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(6,489,510)	(5,380,030)
Decrease in accrued interest receivable	2,082	2,446
(Increase) decrease in other assets	(123,830)	12,817
(Decrease) increase in accrued interest payable	(6,822)	2,295
Net tax effect for stock grants issued	198	59
(Decrease) increase in federal income taxes payable	(14,592)	6,204
Decrease in payable for securities purchased	—	(249,694)
Increase (decrease) in other liabilities	10,244	(5,628)

Net cash used in operating activities	(326,697)	(886,149)

Investing Activities
Net change in other investments	(1,589)	262
Repayment of mortgage-backed securities held to maturity	90,846	92,238
Proceeds from sale of investment securities available for sale	—	171,441
Repayment (purchase) of investment securities available for sale	26,157	(218,023)
Proceeds from sales of portfolio loans	—	620,866
Origination of portfolio loans, net of principal repayments	100,244	310,154
Purchase of Federal Home Loan Bank stock	—	(51,457)
Proceeds from the disposition of repossessed assets	18,990	26,255
Acquisitions of premises and equipment, net of proceeds	(9,815)	(8,102)
Proceeds from the sale of mortgage servicing rights	—	116

Net cash provided by investing activities	224,833	943,750

Financing Activities
Net increase in deposit accounts	191,060	351,894
Net decrease in security repurchase agreements	—	(365,380)
Net (decrease) increase in Federal Home Loan Bank advances	(94,000)	197,000
Net receipt of payments of loans serviced for others	5,213	8,170
Net receipt of escrow payments	7,287	6,335
Proceeds from the exercise of stock options	42	(87)
Net tax effect of stock grants issued	(198)	(59)
Dividends paid to stockholders	—	(6,321)
Purchase of treasury stock	—	(16,466)

Net cash provided by financing activities	109,404	175,086

Net increase in cash and cash equivalents	7,540	232,687
Beginning cash and cash equivalents	340,169	277,236

Ending cash and cash equivalents	$347,709	$509,923

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$62,699	$26,720

Total interest payments made on deposits and other borrowings	$162,876	$166,303

Federal income taxes paid	$—	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$—	$693,283

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$592,874	$125,721

Mortgage servicing rights resulting from sale or securitization of loans	$100,752	$68,034

Reclassification of mortgage backed securities held to maturity to securities available for sale	$1,163,681	$315,344

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $15.9 billion in assets at March 31, 2008, Flagstar is the largest financial institution headquartered in Michigan.
     The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. Its primary lending activity is the acquisition or origination of single-family mortgage loans. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans and it services a significant volume of residential mortgage loans for others.
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) have occasionally been sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also retain a portion of its loan production on its statement of financial condition as loans held for investment in order to enhance the Company’s leverage ability and receive the interest spread between earning assets and paying liabilities.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the Securities and Exchange Commission, at www.sec.gov.
Note 3. Recent Accounting Developments
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines the term “fair value,” establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a hierarchy used in such measurement and expands the required disclosures of assets and liabilities measured at fair value. The Company adopted SFAS 157 as of January 1, 2008. See Note 4, “Fair Value Accounting” for further information.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and must be applied to the entire instrument and not to specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. The Company adopted SFAS 159 effective January 1, 2008. See Note 4, “Fair Value Accounting” for further information.

     In November 2007, the FASB issued SFAS 160 “Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest on the face of the consolidated statement of earnings. The adoption of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interests. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Company on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 109 (“SAB 109”). SAB 109 expresses the views of the SEC regarding the written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and expresses the current view of the staff that, consistent with the guidance in SFAS 156 “Accounting for Servicing of Financial Assets” and SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loans should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is effective on a prospective basis for the Company’s derivative loan commitments issued or modified on or after January 1, 2008. The effect of this change resulted in an increase in the Company’s gain on loan sales by approximately $12 million during the three month period ended March 31, 2008.
     In December 2007, the SEC issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 expresses the views of the SEC regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options as discussed in SAB 107 and issued under SFAS 123 (revised 2004), “Share-Based Payment.” The SEC indicated in SAB 107 that it would accept a company’s decision to use the simplified method, regardless of whether the company had sufficient information to make more refined estimates of expected term. Under SAB 107, the SEC had believed detailed information about employee exercise behavior would be readily available and therefore would not expect companies to use the simplified method for share option grants after December 31, 2007. SAB 110 states that the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company does not utilize the simplified method, and therefore management does not expect that this pronouncement will have an impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on the Company’s consolidated financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not expect to elect early adoption of SFAS 161.
Note 4. Fair Value Accounting

     On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to establish a uniform definition of fair value. The definition of fair value under SFAS 157 is market-based as opposed to company-specific and includes the following:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at a measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments that are measured at fair value.

     SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company, as of January 1, 2008, elected the fair value option for certain non-investment grade residual securities from private-label securitizations. The Company elected fair value on these residual securities and reclassified these investments to securities — trading to provide consistency in the accounting for the Company’s residual interests. The Company had recognized a permanent impairment on these residual securities as of December 31, 2007, thereby reducing the carrying value to fair value at that time. Thus, the fair value election had no impact on opening retained earnings. The decrease in fair value for the first quarter of 2008 of $7.5 million, before taxes, was included within the total loss on trading securities reported in the Company’s Consolidated Statement of Operations.
     Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 “Accounting for Servicing of Financial Assets an amendment of FASB 140.” Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million before tax, or $28.4 million after tax. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations.
Determination of Fair Value
     The following is a description of the Company’s valuation methodologies for assets measured at fair value which have been applied to all assets carried at fair value, whether as a result of the adoption of SFAS 159 or previously carried at fair value.
     The Company has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves and option volatilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, creditworthiness, liquidity and unobservable parameters that are applied consistently over time. Any changes to the valuation methodology are reviewed by management to determine appropriateness of the changes. As markets develop and the pricing for certain products becomes more transparent, the Company expects to continue to refine its valuation methodologies.
     The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.
Valuation Hierarchy
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows.
•	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.
•	Level 2 — Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•	Level 3 — Fair value is based upon financial models using primarily unobservable inputs.
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
     The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Assets
     Securities classified as trading. These securities are non-investment grade residual securities that arose from private-label securitizations of the Company in 2005, 2006 and 2007. These non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Accordingly, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type.
     Securities classified as available for sale. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy, include certain AAA-rated U.S. government sponsored agency securities. Due to illiquidity in the markets, the Company determined the fair value of certain AAA-rated non-agency securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.
     Other Investments. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
     Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2 valuation.
     Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans and consumer loans (i.e. home equity lines of credit (“HELOC’s”) and second mortgage loans obtained through private-label securitization transactions). Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156. Upon this election, residential MSRs began to be accounted for at fair value on a recurring basis. Consumer servicing assets are periodically evaluated for impairment.
     Residential Mortgage Servicing Rights
     The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 9, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.
     Consumer Servicing Assets
     Consumer servicing assets are subject to periodic impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, consumer servicing assets are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies consumer servicing assets subject to nonrecurring fair value adjustments as Level 3 valuations.
     Derivative Financial Instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures, U.S.

Treasury options and interest rate swaps. The Company’s forward loan commitments may be valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy.
     Assets measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Statement of Financial Condition and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$36,308	$36,308
Securities classified as available for sale	—	1,569,781	794,226	2,364,007
Residential mortgage servicing rights	—	—	486,584	486,584
Other investments	28,402	—	—	28,402
Derivative financial instruments
Rate lock commitments:	—	—	58,528	58,528
Forward agency and loan sales	—	(25,083)	—	(25,083)
Treasury futures	9,505	—	—	9,505
Treasury options	(3,552)	—	—	(3,552)
Interest rate swaps	(1,963)	—	—	(1,963)

Total assets at fair value	$32,392	$1,544,698	$1,375,646	$2,952,736

     Changes in Level 3 fair value measurements
     A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are included within the valuation methodology. Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company’s risk management activities related to such Level 3 instruments.

     Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2008 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses)
						related to
		Total	Purchases,			financial
		realized/	issuances	Transfers		instruments
	Fair value,	unrealized	and	in and/or	Fair value,	held at
Three months ended	January 1,	gains/(losses)	settlements,	out of	March 31,	March 31,
March 31, 2008	2008	(c)	net	Level 3	2008	2008(c)

Securities classified as trading:
Residual interests(a)	$13,703	$(9,482)	$—	$32,087	$36,308	$—
Securities classified as available for sale(b)	33,333	(2,367)	(24,652)	787,912 (e)	794,226	(2,367)
Residential mortgage servicing rights (d)	445,962	(60,058)	100,680	—	486,584	—
Derivative financial
Instruments:
Rate lock commitments	26,129	—	32,399	—	58,528	—

Totals	$519,127	$(71,907)	$108,427	$819,999	$1,375,646	$(2,367)

(a)	Residual interests are valued using internal inputs supplemented by independent third party valuations and independent third party inputs.

(b)	Securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation.

(c)	Realized gains (losses) are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(d)	Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 (See Note 9 — “Mortgage Servicing Rights”).

(e)	Management had anticipated that the AAA-rated non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	March 31, 2008	Level 1	Level 2	Level 3

Loans held for investment	$125,239	$—	$125,239	$—
Repossessed assets	136,490	—	136,490	—
Consumer servicing assets	11,291	—	—	11,291

Totals	$273,020	$—	$261,729	$11,291

Note 5. Investment Securities
     As of March 31, 2008 and December 31, 2007, investment securities were comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Securities — trading	$36,308	$13,703

Securities — available for sale
AAA-rated non-agencies	$794,226	$821,245
AAA-rated U.S. government sponsored agencies	1,569,781	454,030
Non-investment grade residual	—	33,333

Total securities — available for sale	$2,364,007	$1,308,608

Mortgage-backed securities — held to maturity
AAA-rated U.S. government sponsored agencies	$—	$1,255,431

Other investments
Mutual funds	$27,700	$26,107
U.S. Treasury bonds	702	706

Total other investments	$28,402	$26,813

     As of January 1, 2008, non-investment grade residuals amounting to $33.3 million that were classified as available for sale securities were reclassified to trading securities in accordance with SFAS 159. No gain or loss was recorded upon reclassification. See Note 4, “ Fair Value Accounting” for further information. At March 31, 2008, the Company had $36.3 million in securities classified as trading. These securities are non-investment grade residual securities from private-label securitizations. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of operations. During the quarter ended March 31, 2008, the Company recognized losses related to these trading securities of $9.5 million as a result of the decrease in the fair value of the securities. The decline in the fair value of these residual securities was principally due to the increase in the actual and expected losses in the second mortgages and home equity lines of credit that underly this asset. The Company had no losses on trading securities during the quarter ended March 31, 2007.
     At March 31, 2008, the Company had $2.4 billion in securities classified as available for sale which were comprised of AAA-rated U.S. government sponsored agency securities and AAA-rated non-agency securities. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss) to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (“OTTI”), then they are reported as an expense for that period. There were no losses deemed OTTI for the three month period ended March 31, 2008.
     At March 31, 2008 and December 31, 2007, $1.3 billion and $570.0 million of the securities classified as available for sale, respectively, were pledged as collateral for security repurchase agreements or FHLB borrowings. Contractual maturities of the securities generally range from 2010 to 2035.
     As of March 31, 2008, the Company reclassified $1.2 billion of mortgage-backed securities, which were comprised of AAA-rated U.S. government sponsored agency securities, from held-to-maturity to available-for sale. Upon reclassification, the Company recorded a decrease in the carrying value of such securities of $8.5 million with a corresponding increase to other comprehensive loss. The reclassification was required because the Company’s management indicated it no longer had the intent to hold such securities to maturity because of its sale subsequent to March 31, 2008 of a significant portion of these securities. Management does not believe that its change of intent with respect to these securities has any affect on its intent with respect to any other of the Company’s investment securities.
     As a result of the reclassification noted above at March 31, 2008, the Company had no securities classified as held to maturity, although it held $1.3 billion of AAA-rated U.S. government sponsored agency securities as held to maturity at December 31, 2007. Of such securities, at December 31, 2007, $107.3 million were pledged as collateral for security repurchase agreements. Additionally, $0.3 million were pledged for certain swap agreements at December 31, 2007.
     The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $502,000 and $505,000 are pledged as collateral in association with the issuance of certain trust preferred securities at March 31, 2008 and December 31, 2007, respectively.
     During the quarter ended March 31, 2007, the Company sold $171.0 million of available for sale U.S. government sponsored agency and non-agency mortgage-backed securities resulting in a gain of $0.7 million.

     The following table summarizes the amortized cost and estimated fair value of agency and non-agency mortgage-backed securities classified as available for sale (in thousands):

	March 31,	December 31,
	2008	2007
Amortized cost	$2,392,639	$1,326,656
Gross unrealized holding gains	7,384	4,647
Gross unrealized holding losses	(36,016)	(22,695)

Estimated fair value	$2,364,007	$1,308,608

     At March 31, 2008 and December 31, 2007, no available for sale securities had been in a continuous unrealized loss position for greater than twelve months.
     The unrealized losses on securities available for sale include $25.2 million on $749.8 million of AAA-rated investments in non-agency collateralized mortgage obligations (“CMOs”) at March 31, 2008. These CMOs consist of interests in investment vehicles backed by mortgage loans. In all of the CMOs, the Company’s investment is senior to a subordinated tranche(s) which have first loss exposure. Management concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or will ultimately recover its cost at maturity (i.e., these investments have contractual maturities that, absent credit default, should allow the Company to recover its cost). The Company believes that these losses are primarily related to market interest rates and credit spreads rather than underlying credit issues associated with the issuers of the obligations. The CMOs were purchased in the fourth quarter of 2006 and first quarter of 2007 and have not experienced any losses to date. The Company does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide.
     As of March 31, 2008, the aggregate amount of available for sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair
Name of Issuer	Cost	Value
	(in thousands)
Countrywide Alternative Loan Trust	$85,465	$83,752
Countrywide Home Loans	301,875	299,036
Flagstar Home Equity Loan Trust 2006-1	252,246	237,548
Goldman Sachs Mortgage Company	89,859	89,351
JP Morgan Mortgage Trust	85,844	84,539

	$815,289	$794,226

     The following table summarizes the amortized cost and estimated fair value of agency mortgage-backed securities classified as held to maturity (dollars in thousands):

	March 31,	December 31,
	2008	2007
Amortized cost	$—	$1,255,431
Gross unrealized holding gains	—	33,956
Gross unrealized holding losses	—	(304)

Estimated fair value	$—	$1,289,083

Note 6. Loans Available for Sale
     The following table summarizes loans available for sale (dollars in thousands):

	March 31,	December 31,
	2008	2007
Mortgage loans	$2,715,897	$3,083,779
Consumer loans	177,280	170,891
Second mortgage loans	244,233	256,640

Total	$3,137,410	$3,511,310

     Loans available for sale are carried at the lower of aggregate cost or estimated fair value. These loans had an aggregate fair value that exceeded their recorded amount for each period presented. The Company generally estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Given the lack of liquidity in the secondary mortgage market at March 31, 2008 and December 31, 2007, significant management judgment was necessary to estimate the fair value of loans available for sale. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
Note 7. Loans Held for Investment
     Loans held for investment are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Mortgage loans	$6,103,777	$5,823,952
Second mortgage loans	60,917	56,516
Commercial real estate loans	1,641,686	1,542,104
Construction loans	77,035	90,401
Warehouse lending	347,908	316,719
Consumer loans	318,694	281,746
Commercial loans	24,007	22,959

Total	8,574,024	8,134,397
Less allowance for loan losses	(121,400)	(104,000)

Total	$8,452,624	$8,030,397

     Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$104,000	$45,779
Provision charged to operations	34,262	8,293
Charge-offs	(17,192)	(6,299)
Recoveries	330	727

Balance, end of period	$121,400	$48,500

     Loans on which interest accruals have been discontinued totaled approximately $268.3 million and $74.6 million at March 31, 2008 and 2007, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $3.2 million and $0.9 million during the three months ended March 31, 2008 and 2007, respectively. There were no loans greater than 90 days past due still accruing interest on the OTS method at March 31, 2008 and 2007.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Impaired loans with no allowance for loan losses allocated	$55,716	$22,307
Impaired loans with allowance for loan losses allocated	132,303	112,044

Total impaired loans	$188,019	$134,351

Amount of the allowance allocated to impaired loans	$36,054	$34,937
Average investment in impaired loans	$161,185	$70,582
Cash-basis interest income recognized during impairment	$1,780	$2,324
     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs exceeded the recorded investments in such loans. At March 31, 2008, approximately 96% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 8. Private-label Securitization Activity
     During the quarter ended March 31, 2008, the Company did not consummate any private-label-securitizations transactions.
     On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate mortgage loans through a securitization structure (the “2007 Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. The residual interests are categorized as trading securities and are therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.
     At March 31 2008, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows:

			Annual	Weighted -
	Prepayment	Projected	Discount	Average Life
	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	23%	3.84%	20%	3.1
2006 HELOC Securitization	18%	9.12%	20%	4.0
2006 Second Mortgage Securitization	14%	3.46%	20%	4.9
2007 Second Mortgage Securitization	15%	4.31%	20%	5.1
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Proceeds from new securitizations	$—	$620,866
Proceeds from collections reinvested in securitizations	6,960	42,230
Servicing fees received	1,756	1,215
Loan repurchases for representations and warranties	—	—
Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its residual interests and the amount of draws on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s residual interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed these assumptions, the value of the Company’s residual interests will be diminished.
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at March 31, 2008 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private-label securitizations	$1,344,041	$50,053
Government sponsored agencies	37,033,171	—
Other investors	844	—

Total	$38,378,056	$50,053

     Mortgage loans that have been securitized in private-label securitizations at March 31, 2008 and 2007 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Three
	Outstanding		Or More Past Due		Months Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Securitized mortgages loans	$1,344,041	$1,518,396	$28,501	$4,318	$16,266	$2,441
Note 9. Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans obtained through private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to changes in value from prepayments of the underlying loans. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. In the quarter ended March 31, 2008, the Company began to specifically hedge the risk by hedging the fair value of MSRs with derivative instruments which are intended to change in value inversely to part or all changes in the value of MSRs.
     Changes in the carrying value of residential MSRs, accounted for at fair value, for the three month period ended March 31, 2008 follow:

For the Three Month
Period Ended
March 31, 2008
(In Thousands)
Balance at beginning of period	$402,243
Cumulative effect of change in accounting	43,719
Additions from loans sold with servicing retained	100,680
Changes in fair value due to:
Payoffs(a)	(17,942)
All other changes in valuation inputs or assumptions (b)	(42,116)

Fair value of MSRs at end of period	$$486,584

Unpaid principal balance of loans serviced for others	$$37,034,015

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

     Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. Residential MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to operations when the carrying value exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized during 2007. Changes in the carrying value of the residential MSRs, accounted for using the amortization method, and the associated valuation allowance for the three month period ended March 31, 2007 follow:

For the Three Month
Period Ended
March 31, 2007
(In Thousands)
Balance at beginning of period	$166,705
Additions from loans sold with servicing retained	61,949
Amortization	(14,237)
Sales	—
Carrying value before valuation allowance at end of period	214,417

Valuation allowance
Balance at beginning of period	(448)
Impairment recoveries	448

Balance at end of period	—

Net carrying value of amortization method MSRs at end of period	$214,417

Unpaid principal balance of loans serviced for others	$18,788,913

Fair value of residential MSRs:
Beginning of period	$190,875

End of period	$251,272

     The fair value of residential MSRs are estimated using a valuation model that calculated the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which were determined based on current market conditions. The Company periodically obtained third-party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.
     The key economic assumptions used in determining the fair value of MSRs capitalized during the three month periods ended March 31, 2008 and 2007 periods were as follows:

	2008	2007
Weighted-average life (in years)	6.1	5.7
Weighted-average constant prepayment rate (CPR)	13.8%	29.0%
Weighted-average discount rate	8.5%	9.6%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	March 31,
	2008	2007
Weighted-average life (in years)	5.3	5.4
Weighted-average CPR	15.2%	17.2%
Weighted-average discount rate	8.3%	9.9%
     Consumer Servicing Assets Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan administration income (loss) in the consolidated statement of operations. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the consumer servicing asset.

Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the consumer servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on consumer servicing assets recognized during the three month periods ended March 31, 2008 and 2007.
     The fair value of consumer servicing assets is estimated by using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs. The internal valuation model is validated periodically through a third-party valuation.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Three Month Period
	March 31,
	2008	2007
	(In Thousands)
Consumer servicing assets
Balance at beginning of period	$11,914	$6,846
Additions:
From loans securitized with servicing retained	72	6,474
Subtractions:
Amortization	(643)	(743)

Carrying value before valuation allowance at end of period	11,343	12,577

Valuation allowance
Balance at beginning of period	(144)	(150)
Impairment recoveries (charges)	92	(1)

Balance at end of period	(52)	(151)

Net carrying value of servicing assets at end of period	$11,291	$12,426

Unpaid principal balance of consumer loans serviced for others	$1,344,041	$1,518,395

Fair value of servicing assets:
Beginning of period	$11,861	$6,757

End of period	$11,555	$12,426

     The key economic assumptions used to estimate the fair value of these servicing assets at March 31, 2008 and 2007 were as follows:

	March 31
	2008	2007
Weighted-average life (in years)	2.7	2.7
Weighted-average discount rate	10.9%	10.9%
     Contractual Servicing Fees Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income (loss) on the consolidated statements of operations.

	For the Three Months
	Ended March 31,
	2008	2007
Residential real estate	$28,653	$16,379
Consumer	1,756	1,215

Total	$30,409	$17,594

Note 10. Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	March 31,	December 31,
	2008	2007
Net unrealized gain on derivatives used in cash flow hedges	$—	$236
Net unrealized loss on securities available for sale	(18,611)	(11,731)

Ending balance	$(18,611)	$(11,495)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2008	December 31, 2007
Gain (reclassified to earnings) on interest rate swap extinguishment	$—	$(155)
Related tax benefit	—	54
Unrealized loss on derivatives used in cash flow hedging relationships	—	(11,377)
Related tax benefit	—	3,981
Reclassification adjustment for gains included in earnings relating to cash flow hedging relationships	—	5,290
Related tax expense	—	(1,851)
Gain (reclassified to earnings) on interest rate swap derecognition	(363)	—
Related tax benefit	127	—
Unrealized loss on securities available for sale	(10,585)	(19,414)
Related tax benefit	3,705	6,795

Change	$(7,116)	$(16,677)

Note 11. Derivative Financial Instruments
     The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2008 and December 31, 2007:
-	Fannie Mae, Freddie Mac and other forward loan sales contracts;

-	Rate lock commitments;

-	Interest rate swap agreements; and

-	Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $20.8 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively, on its hedging activity relating to loans held for sale.
     The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current borrowings and anticipated deposits. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedged cash flows are recorded. At December 31, 2007, accumulated other comprehensive (loss) income included a deferred after-tax net gain of $0.2 million related to derivatives used to hedge funding cash flows. On January 1, 2008, the Company derecognized all cash flow hedges. As such, the after-tax net gain of $0.2 million in accumulated other comprehensive income at December 31, 2007 was recognized through earnings during 2008.

     The Company recognizes ineffective changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same statement of operations captions as effective changes when such material ineffectiveness occurs. There were no components of derivative instruments that were excluded from the assessment of hedge effectiveness. For 2007, the Company did not recognize any significant gains or losses due to ineffectiveness of its cash flow hedges. The Company had no designated cash flow hedges during 2008.
     Beginning in the first quarter of 2008, the Company began to hedge its residential MSR asset through the use of U.S. Treasury futures and options in order to mitigate the effect of changes in and volatility of the interest rate environment. Changes in the values of these derivative instruments are included in loan administration income in the non-interest income portion of the consolidated statement of operations. Because the residential MSRs are accounted for on the fair value method, gains or losses in hedging activities are expected to be offset by increases or decreases in the fair value of the residential MSR asset, although such changes may not be perfectly correlated.
     The Company had the following derivative financial instruments (dollars in thousands):

	March 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage banking derivatives:
Rate lock commitments	$4,658,375	$58,528	2008
Forward agency and loan sales	4,710,024	(25,083)	2008
Mortgage servicing rights derivatives:
Treasury futures	1,446,600	9,505	2008
Treasury options	2,181,000	(3,552)	2008
Borrowings and advances derivatives:
Interest rate swaps (LIBOR)	130,000	(1,963)	2008-2010

	December 31, 2007
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage banking derivatives:
Rate lock commitments	$3,069,134	$26,129	2008
Forward agency and loan sales	3,845,065	(13,504)	2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	130,000	378	2008-2010
Counterparty Credit Risk
     The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only large, well-established counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.
Note 12. Stock-Based Compensation
     For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $0.8 million ($0.5 million net of tax) and $0.4 million ($0.2 million net of tax), respectively.
Stock Options
     During the quarters ended March 31, 2008 and 2007, there were no stock options granted.
Cash-Settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SAR”) to officers and key employees in connection with year-end compensation. Cash-settled stock appreciation rights generally vest at the rate of 25% of the grant on each of the first four annual anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date.

Grants of SARs may be settled only in cash and once made, may not be later amended or modified to be settled in common stock or a combination of common stock and cash.
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled SARs issued during the three months ended March 31, 2008: dividend yield of zero; expected volatility of 56.6%; a risk-free rate range of 1.8% to 2.3%; and an expected life range of 3.2 years to 4.8 years.
     The following table presents the status and changes in cash-settled stock appreciation rights:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2007	822,799	$14.91	$1.89
Granted	740,283	$6.86	$2.29
Vested	(217,617)	$15.15	$1.98
Forfeited	(1,282)	$8.16	$2.27

Non-vested balance at March 31, 2008	1,344,183

Restricted Stock
     The Company issues restricted stock to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses of approximately $0.3 million with respect to restricted stock for each of the periods ended March 31, 2008, and 2007. As of March 31, 2008, restricted stock outstanding had a market value of $2.1 million.

		Weighted Average
		Grant Date Fair Value
	Shares	per Share

Restricted Stock:
Non-vested at December 31, 2007	123,675	$14.29
Granted	247,201	6.86
Vested	(75,998)	14.37
Canceled and forfeited	(378)	7.30

Non-vested at March 31, 2008	294,500

Note 13. Segment Information
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
     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended March 31, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$28,871	$25,927	$—	$54,798
Gain on sale revenue	—	63,712	—	63,712
Other income (loss)	3,855	(14,893)	—	(11,038)

Total net interest income and non-interest income	32,726	74,746	—	107,472
(Loss) earnings before federal income taxes	(31,472)	15,514	—	(15,958)
Depreciation and amortization	2,983	3,451	—	6,434
Capital expenditures	9,811	—	—	9,811
Identifiable assets	14,803,758	4,004,554	(2,885,000)	15,923,312
Inter-segment income (expense)	21,638	(21,638)	—	—

	For the Three Months Ended March 31, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$33,493	$18,479	$—	$51,972
Gain on sale revenue	—	25,269	—	25,269
Other income	10,652	3,977	—	14,629

Total net interest income and non-interest income	44,145	47,725	—	91,870
Earnings before federal income taxes	7,636	4,543	—	12,179
Depreciation and amortization	2,504	18,945	—	21,449
Capital expenditures	4,779	3,320	—	8,099
Identifiable assets	14,810,835	4,241,287	(3,620,000)	15,432,122
Inter-segment income (expense)	27,150	(27,150)	—	—

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
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 13 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a broad range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At March 31, 2008, we operated a network of 167 banking centers and provided banking services to approximately 125,800 customers. During the first three months of 2008, we opened 4 banking centers, including 2 in Michigan, 1 in Georgia and 1 in Indiana. During the quarter, we consolidated an in-store Indiana branch into an existing traditional branch. During 2008, we expect to open 6 additional branches in the Atlanta, Georgia area and 3 additional branches in Michigan.
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
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified five policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) the determination of our allowance for loan losses; (b) the valuation of our MSRs; (c) the valuation of our residuals; (d) the valuation of our derivative instruments; and (e) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended
	March 31,
	2008	2007
Return on average assets	(0.27)%	0.19%
Return on average equity	(5.93)%	3.85%
Efficiency ratio	83.0%	77.7%
Equity/assets ratio (average for the period)	4.48%	5.06%
Mortgage loans originated or purchased	$7,859,988	$5,489,329
Other loans originated or purchased	$149,981	$263,819
Mortgage loans sold	$7,160,328	$5,289,617
Interest rate spread — Bank only [1]	1.61%	1.34%
Net interest margin — Bank only [2]	1.66%	1.43%
Interest rate spread — Consolidated [1]	1.48%	1.33%
Net interest margin — Consolidated [2]	1.55%	1.42%
Dividend payout ratio	N/A	81.5%
Average common shares outstanding	60,312	63,427
Average fully diluted shares outstanding	60,753	64,041
Charge-offs to average investment loans (annualized)	0.80%	0.26%

	March 31,	December 31,	March 31,
	2008	2007	2007
Equity-to-assets ratio	4.42%	4.39%	5.17%
Core capital ratio [3]	5.64%	5.78%	6.29%
Total risk-based capital ratio [3]	10.47%	10.66%	11.42%
Book value per share	$11.66	$11.50	$12.79
Number of common shares outstanding	60,325	60,271	62,360
Mortgage loans serviced for others	$38,378,056	$32,487,337	$19,124,378
Capitalized value of mortgage servicing rights	1.30%	1.27%	1.19%
Ratio of allowance to non-performing loans	47.9%	52.8%	65.0%
Ratio of allowance to loans held for investment	1.42%	1.28%	0.61%
Ratio of non-performing assets to total assets	2.51%	1.99%	1.04%
Number of banking centers	167	164	155
Number of home lending centers	138	143	72
Number of salaried employees	3,170	3,083	2,522
Number of commissioned employees	839	877	448

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.
Results of Operations
Net (Loss) Earnings
     Net loss for the three months ended March 31, 2008 was $10.6 million, $0.17 per share-diluted, an $18.4 million decrease from the earnings of $7.8 million, $0.12 per share-diluted, reported in the comparable 2007 period. The overall decrease resulted from a $17.4 million increase in non-interest expense and a $24.0 million decrease in net interest income after provision for loan losses, offset by a $13.2 million increase in non-interest income and a $9.8 million decrease in federal income tax expense.

Net Interest Income
     We recorded $54.8 million in net interest income before provision for loan losses for the three months ended March 31, 2008, a 3.6% increase from $52.9 million recorded for the comparable 2007 period. The increase reflects a $9.7 million decrease in interest income offset by an $11.6 million decrease in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that decreased more than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the three months ended March 31, 2008, as compared to the same period in 2007, we decreased our average interest-earning assets by $0.6 billion and our average interest-paying liabilities by $0.7 billion.
     Average interest-earning assets as a whole repriced down 2 basis points during the three months ended March 31, 2008 and average interest-bearing liabilities repriced down 17 basis points during the same period, resulting in the increase in our interest rate spread of 15 basis points to 1.48% for the three months ended March 31, 2008, from 1.33% for the comparable 2007 period. The Company recorded a net interest margin of 1.55% at March 31, 2008 as compared to 1.42% at March 31, 2007. At the Bank level, the net interest margin was 1.66% at March 31, 2008, as compared to 1.43% at March 31, 2007.
     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $3.1 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended March 31,
	2008			2007
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$3,028,584	$49,785	6.58%	$3,839,181	$56,777	5.92%
Loans held for investment	8,519,898	126,509	5.94%	8,461,240	130,475	6.17%
Mortgage-backed securities held to maturity	1,204,907	15,576	5.20%	1,337,862	14,617	4.43%
Securities classified as available for sale	1,098,405	15,591	5.71%	820,215	13,598	6.72%
Interest-bearing deposits	294,170	2,768	3.78%	259,761	3,501	5.47%
Other	37,332	624	6.72%	74,039	1,602	8.78%

Total interest-earning assets	14,183,296	210,853	5.96%	14,792,298	220,570	5.98%
Other assets	1,795,670			1,149,618

Total assets	$15,978,966			$15,941,916

Interest-bearing liabilities
Deposits	$7,417,013	$84,050	4.56%	$7,582,031	$85,026	4.55%
FHLB advances	6,008,462	64,558	4.32%	5,845,473	67,852	4.71%
Security repurchase agreements	332,936	3,155	3.81%	1,021,812	12,393	4.92%
Other	248,695	4,292	6.94%	252,959	2,448	5.33%

Total interest-bearing liabilities	14,007,106	156,055	4.48%	14,702,275	167,719	4.65%
Other liabilities	1,256,598			433,531
Stockholders’ equity	715,262			806,110

Total liabilities and stockholders’ equity	$15,978,966			$15,941,916

Net interest-earning assets	$176,190			$90,023

Net interest income		$54,798			$52,851

Interest rate spread [1]			1.48%			1.33%

Net interest margin [2]			1.55%			1.42%

Ratio of average interest- earning assets to average interest-bearing liabilities			101%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended March 31,
	2008 Versus 2007
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$5,005	$(11,997)	$(6,992)
Loans held for investment	(4,871)	905	(3,966)
Mortgage-backed securities-held to maturity	2,431	(1,472)	959
Securities classified as available for sale	(2,681)	4,674	1,993
Interest-earning deposits	(1,204)	471	(733)
Other	(172)	(806)	(978)

Total	(1,492)	(8,225)	(9,717)

Interest-bearing liabilities:
Deposits	891	(1,867)	(976)
FHLB advances	(5,203)	1,909	(3,294)
Security repurchase agreements	(811)	(8,427)	(9,238)
Other	1,901	(57)	1,844

Total	(3,222)	(8,442)	(11,664)

Change in net interest income	$1,730	$217	$1,947

Provision for Loan Losses
     During the three months ended March 31, 2008, we recorded a provision for loan losses of $34.3 million as compared to $8.3 million recorded during the same period in 2007. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio and had the effect of increasing our allowance for loan losses by $17.4 million. Net charge-offs increased in the 2008 period to $16.9 million, compared to $5.6 million for the same period in 2007, and as a percentage of investment loans, increased to an annualized 0.80% from 0.26%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s worsening credit quality as demonstrated by increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net gain on sales of MSRs, (vi) net gain on sales of securities available for sale, (vii) loss on trading securities and (viii) other fees and charges. During the three months ended March 31, 2008, non-interest income increased to $52.7 million from $39.5 million in the comparable 2007 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Loan fees recorded during the three months ended March 31, 2008 totaled $0.9 million compared to $1.2 million collected during the comparable 2007 period. This decrease is the result of the completion of our enhancements to our SFAS 91 processes in the latter half of 2007. As a result, we capitalized loan fees on an expanded group of loan products during the 2008 period versus the same period in 2007.
     Deposit Fees and Charges. Our banking operation records deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.

     During the three months ended March 31, 2008, we recorded $6.0 million in deposit fees versus $5.0 million in the comparable 2007 period. This increase is attributable to the increase in our deposit base as our banking franchise continues to expand.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. Until January 1, 2008, our MSRs were accounted for on the amortization method; thereafter, the majority of our MSRs have been accounted for on the fair value method. See Note 9 — Mortgage Servicing Rights, in Item 1. Financial Statements, herein.
     The decrease in loan administration during the three month period ended March 31, 2008 to an expense of $17.0 million as opposed to $2.2 million in income during the comparable 2007 period was caused principally by the utilization of the fair value method of accounting for MSRs in 2008. During 2008, we recorded revenues from servicing fees and ancillary income of $30.4 million which was offset by amortization on consumer mortgage servicing of $0.6 million and a mark to market adjustment of $47.0 million on the fair value of the residential MSRs. The mark to market adjustment was net of hedging gains of $13.1 million. Although the fair value method of accounting was adopted effective January 1, 2008, we did not begin hedging the portfolio until the latter portion of the quarter.
     During the 2007 period, we recorded revenues from servicing fees and ancillary income of $17.6 million which was offset by amortization of $15.0 million. The increase in the servicing fees and ancillary income in the 2008 period is due to the significant increase in the loans serviced during the 2008 period over the corresponding period in 2007. The total unpaid principal balance of loans serviced for others was $38.4 billion at March 31, 2008, versus $32.5 billion serviced at December 31, 2007, and $19.1 billion serviced at March 31, 2007.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. Our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac, and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac, conforming residential mortgage loans and Ginnie Mae-insured loans, which has provided us with loan pricing opportunities for conventional residential mortgage products.
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net gain on loan sales	$63,425	$25,154

Loans sold or securitized	$7,160,328	$5,289,617
Spread achieved	0.89%	0.48%
     For the three months ended March 31, 2008, there was a net gain on loan sales of $63.4 million, an increase of $38.2 million over the $25.2 million gain in the 2007 period. The 2008 period reflects the sale of $7.2 billion in loans versus $5.3 billion sold in the 2007 period. Management believes changes in market conditions during the 2008 period resulted in an increased mortgage loan origination volume ($7.9 billion in the 2008 period versus $5.5 billion in the 2007 period) and an increased overall gain on sale spread (89 basis points in the 2008 period versus 48 basis points in the 2007 period). Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $20.8 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively. Lower of cost or market adjustments amounted to $0.2 million and zero for the three months ended March 31, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $3.0 million and $2.2 million, for the three months ended March 31, 2008 and 2007, respectively. Our adoption of SEC Staff Accounting Bulletin 109 as of January 1, 2008 increased our net gain on loan sales for the three months ended March 31, 2008 by approximately $12.0 million. See Note 3 — Recent Accounting Developments in, Item 1. Financial Statements, herein. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $100.7 million and $68.0 million for the three months ended March 31, 2008 and 2007, respectively.
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
     For the three months ended March 31, 2008, the net gain on the sale of MSRs increased from $0.1 million during the 2007 period to $0.3 million.
     Net Gain on Sales of Securities Available for Sale.  Securities classified as available for sale are comprised of residual interests from private securitizations and mortgage-backed and collateralized mortgage obligation securities. In addition to recognizing any gains or losses upon the sale of the securities, we may also incur net losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     For the three months ended March 31, 2007, we recognized a $0.7 million gain on sale of available for sale securities as we sold $171.0 million of collateralized mortgage obligation securities.
     Loss on Trading Securities. Securities classified as trading are comprised of residual interests from private-label securitizations. Loss on securities classified as trading is the result of a reduction in the estimated fair value of the securities with the related loss recorded in the statement of operations.
     During the three months ended March 31, 2008, we recorded a $9.5 million loss on trading securities. The loss was primarily due to the increase in the estimated cumulative loss expectations which were only partially offset by the changes to prepayment speeds related to the loans underlying the residual interests. These changes caused a reduction in the fair value of the residual interests from our private-label securitizations.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     During the three months ended March 31, 2008, we recorded $4.4 million in cash dividends received on FHLB stock, compared to $4.0 million received during the three months ended March 31, 2007. At March 31, 2008 and 2007, we owned $348.9 million and $329.0 million of FHLB stock, respectively. We also recorded $1.5 million and $1.0 million in subsidiary income for the three months ended March 31, 2008 and 2007, respectively. Additionally, other fees and charges were increased by $1.4 million during the three months ended March 31, 2008 as opposed to a reduction of $2.7 million for the corresponding period in 2007 related to a change in estimate of our secondary market reserve which relates to expected credit losses on loans sold to the secondary market in prior periods. As of January 1, 2008, we derecognized all cash flow hedges. During the three month period ended March 31, 2008, we recognized a loss on the interest rate swaps of $1.6 million. Prior to derecognition, any gains or losses on the interest rate swaps were included in the line item in which the hedged cash flows were recorded.

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

	For the Three Months Ended
	March 31,
	2008	2007
Compensation and benefits	$56,626	$42,499
Commissions	29,316	15,306
Occupancy and equipment	19,854	16,786
Advertising	2,324	1,850
Federal insurance premium	1,527	782
Communications	2,108	1,446
Other taxes	891	(573)
Other	8,826	12,378

Subtotal	121,472	90,474
Less: capitalized direct costs of loan closings, under SFAS 91	(32,304)	(18,629)

Non-interest expense	$89,168	$71,845

Efficiency ratio (1)	83.0%	77.7%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expense, before the capitalization of loan origination costs, increased $31.0 million to $121.5 million during the three months ended March 31, 2008, from $90.5 million for the comparable 2007 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	The banking operation conducted business from 12 more facilities at March 31, 2008 than at March 31, 2007.

•	We conducted business from 66 more home lending centers at March 31, 2008 than at March 31, 2007.

•	The home lending operation originated $7.9 billion in residential mortgage loans during the 2008 quarter versus $5.5 billion in the comparable 2007 quarter.

•	We employed 3,170 salaried employees at March 31, 2008 versus 2,522 salaried employees at March 31, 2007.

•	We employed 246 full-time national account executives at March 31, 2008 versus 160 at March 31, 2007.

•	We employed 593 full-time retail loan originators at March 31, 2008 versus 288 at March 31, 2007.
     Compensation and benefits expense increased $14.1 million during the 2008 period from the comparable 2007 period to $56.6 million, with the increase primarily attributable to regular salary increases for employees, additional staff and support personnel for the newly-opened banking centers and additional underwriters who specialize in governmental loan product.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $14.0 million increase. This increase reflects the increased number of full-time loan originators during the period, increased loan originations and a change in the compensation structure.
     The 28.7% decrease in other expense during the 2008 period from the comparable 2007 period is reflective of increased administrative cost savings measures and reduced legal expense offset in part by the increased mortgage loan originations and the increased number of banking centers and home lending centers.

     During the three months ended March 31, 2008, we capitalized direct loan origination costs of $32.3 million, an increase of $13.7 million from $18.6 million for the comparable 2007 period. This 73.6% increase is a result of a $14.0 million, or 91.5%, increase in commission expense and an increase in the direct loan origination costs during the 2008 period versus the 2007 period.
Provision for Federal Income Taxes
     For the three months ended March 31, 2008, our (benefit) provision for federal income taxes as a percentage of pretax (loss) earnings was (33.6)% compared to 36.3% in 2007. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from our private-label securitizations. The residual interests in these securitizations was $36.3 million at March 31, 2008 versus $13.7 at December 31, 2007. The increase in securities classified as trading was a result of our decision, in conjunction with the fair value option under SFAS 159, to reclassify the residual interests that were previously classified as securities available for sale to the trading category. Changes to fair value are recorded in the consolidated statement of operations.
     Securities Classified as Available for Sale.  Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products increased from $1.3 billion at December 31, 2007, to $2.4 billion at March 31, 2008. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.3 billion at December 31, 2007 to zero at March 31, 2008. The decrease was attributable to management’s decision to reclassify these securities to the available for sale category. The reclassification was required because management no longer intends to hold these securities to maturity. A significant portion of these securities were sold subsequent to March 31, 2008. At December 31, 2007, $107.3 million of the mortgage-backed securities were pledged as collateral under security repurchase agreements.
     Other Investments. Our investment portfolio increased from $26.8 million at December 31, 2007, to $28.4 million at March 31, 2008. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At March 31, 2008, we held loans available for sale of $3.1 billion, which was a decrease of $0.4 billion from $3.5 billion held at December 31, 2007. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease.
     Loans Held for Investment. Loans held for investment at March 31, 2008 increased $422.2 million from December 31, 2007. The increase was principally attributable to a reclassification of approximately $592.9 million of mortgage loans from loans available for sale. See Note 7 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein.
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
     The allowance for loan losses increased to $121.4 million at March 31, 2008 from $104.0 million at December 31, 2007, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 47.90% from 52.75% at March 31, 2008 and December 31, 2007, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) increased to $253.4 million from $197.1 million at March 31, 2008 and December 31, 2007, respectively. The allowance for loan losses as a percentage of investment loans increased to 1.42% at March 31, 2008 from 1.28% at December 31, 2007. The increase in the allowance for loan losses at March 31, 2008 reflects management’s assessment of the effect of increased levels of charge-offs within the higher risk loan categories, (i.e. commercial real estate, home equity lines of credit, second mortgages and other consumer loans). The delinquency rate increased in the first three months of the year to 4.47% as of March 31, 2008, up from 4.03% as of December 31, 2007.

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At March 31, 2008, 71.1% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	March 31,	December 31,
Days Delinquent	2008	2007
	(Dollars in thousands)
30	$81,343	$59,811
60	48,823	70,450
90	253,423	197,149

Total	$383,589	$327,410

Investment loans	$8,574,024	$8,134,397

Delinquency %	4.47%	4.03%

     We currently calculate our delinquent loans using a method required by the Office of Thrift Supervision when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” treats a loan as delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $152.6 million, 60 day delinquencies equaled $81.4 million and 90 day delinquencies equaled $302.2 million at March 31, 2008. Total delinquent loans under the MBA Method total $536.2 million or 6.25% of loans held for investment at March 31, 2008, as compared to, delinquent loans at December 31, 2007 of $478.3 million, or 5.88% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Three Months Ended		Year Ended
	March 31,	March 31,	December 31,
	2008	2007	2007
Beginning balance	$104,000	$45,779	$45,779
Provision for loan losses	34,262	8,293	88,297
Charge-offs
Mortgage loans	(6,182)	(3,400)	(17,468)
Consumer loans	(1,674)	(2,529)	(9,827)
Commercial loans	(8,847)	—	(4,765)
Construction loans	(27)	—	—
Other	(462)	(370)	(1,599)

Total charge-offs	(17,192)	(6,299)	(33,659)

Recoveries
Mortgage loans	51	315	687
Consumer loans	141	331	2,258
Commercial loans	7	—	174
Construction loans	—	—	—
Other	131	81	464

Total recoveries	330	727	3,583

Charge-offs, net of recoveries	(16,862)	(5,572)	(30,076)

Ending balance	$121,400	$48,500	$104,000

Net charge-off ratio	0.80%	0.26%	0.38%

     Accrued Interest Receivable. Accrued interest receivable decreased from $57.9 million at December 31, 2007, to $55.8 million at March 31, 2008, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended March 31, 2008 and 2007, we repurchased $5.9 million and $7.8 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $9.6 million at March 31, 2008 and $9.6 million at December 31, 2007, and is included within other assets in our consolidated statements of financial condition.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $242.5 million at March 31, 2008, an increase of $4.8 million, or 2.0%, from $237.7 million at December 31, 2007. The increase reflects the continued expansion of our retail banking center network.
     Mortgage Servicing Rights. At March 31, 2008, MSRs included residential MSRs at fair value amounting to $486.6 million and consumer MSRs at amortized cost amounting to $11.3 million. At December 31, 2007, all MSRs were accounted for on an amortized cost basis and amounted to $414.0 million of which $402.2 million were residential. As of January 1, 2008, we elected the fair value method for residential MSRs and recorded a cumulative effect adjustment of $43.7 million which increased the balance of our residential MSRs. During the three month period ended March 31, 2008, we recorded additions to our residential MSRs of $100.7 million due to loan sales or securitizations. Additionally, we recorded a fair value adjustment to reduce the fair value of the residential MSRs by $60 million. The adjustment included approximately $17.9 million in the fair value of payoffs and $42.1 million of market driven charges, primarily a decrease in mortgage loan rates that led to an expected increase in prepayment speeds. See Note 9 in Part I, Item 1 Financial Statements, herein.
     The principal balance of the loans underlying our total MSRs was $38.4 billion at March 31, 2008 versus $32.5 billion at December 31, 2007, with the increase primarily attributable to having no bulk MSR sales during the 2008 period.
     Other Assets. Other assets increased $136.6 million, or 98.6%, to $275.2 million at March 31, 2008, from $138.6 million at December 31, 2007. The majority of this increase was attributable to an increase of $20.8 million in the fair value of mortgage banking derivatives, a $6.0 million increase in MSR derivatives and a $72.2 million increase in margin accounts relating to the MSR derivatives. In addition, we had an increase of $46.1 million of non-performing loans repurchased from GNMA servicing pools. These assets were repurchased in order to eliminate further servicing advances that would be required by the GNMA servicing pool rather than for representation or warranty issues on the sale of the underlying loans. These assets are expected to be fully collectible as the corresponding GNMA loans are insured by agencies of the federal government.

Liabilities
     Deposit Accounts. Deposit accounts increased $0.2 billion to $8.4 billion at March 31, 2008, from $8.2 billion at December 31, 2007. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	March 31, 2008			December 31, 2007
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$415,411	0.76%	4.93%	$436,239	1.60%	5.30%
Savings accounts	329,983	2.32	3.92	237,762	2.90	2.89
MMDA	541,374	2.75	6.42	531,587	3.86	6.45
Certificates of deposit (1)	3,908,398	4.77	46.37	3,870,828	4.99	46.99

Total Retail Deposits	5,195,166	4.06	61.64	5,076,416	4.48	61.63

Municipal deposits	1,508,644	3.75	17.90	1,545,395	5.04	18.76
National accounts	1,025,650	4.76	12.17	1,141,549	4.64	13.86
Company controlled deposits(2)	698,344	0.00	8.29	473,384	0.00	5.75

Total Deposits	$8,427,804	3.75%	100.0%	$8,236,744	4.35%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.8 billion and $2.8 billion at March 31, 2008 and December 31, 2007, respectively.

(2)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $1.5 billion at March 31, 2008 and at December 31, 2007. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. National deposit accounts decreased a net $0.1 billion to $1.0 billion at March 31, 2008, from $1.1 billion at December 31, 2007. At March 31, 2008, the national deposit accounts had a weighted maturity of 3.7 months.
     The Company controlled accounts increased $0.2 billion to $0.7 billion at March 31, 2007. This increase reflects the increase in mortgage loans serviced for others.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed rate putable advances	$2,150,000	4.02%	$1,900,000	4.13%
Short-term fixed rate term advances	1,507,000	3.27%	1,851,000	4.07%
Long-term fixed rate term advances	2,550,000	4.69%	2,550,000	4.69%

Total	$6,207,000	4.11%	$6,301,000	4.34%

     FHLB advances decreased $0.1 billion to $6.2 billion at March 31, 2008, from $6.3 billion at December 31, 2007. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.5 billion at March 31, 2008.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At both March 31, 2008 and December 31, 2007, we had security repurchase agreements amounting to $108 million.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both March 31, 2008 and December 31, 2007, we had $248.7 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable decreased $6.9 million from December 31, 2007 to $40.2 million at March 31, 2008. The decrease was principally due to the decrease in interest rates during 2008 on our interest-bearing liabilities.
     Federal Income Taxes Payable. Federal income taxes payable increased to $6.3 million at March 31, 2008, from zero at December 31, 2007. This increase is attributable to the benefit for federal income taxes on losses offset by the change in federal income tax on other comprehensive loss during the three months ended March 31, 2008.
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
     The secondary market reserve decreased $0.2 million to $27.4 million at March 31, 2008, from $27.6 million at December 31, 2007. This decrease is attributable to the Company’s expected losses and historical experience of repurchases and claims.
     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$27,600	$24,200
Provision
Charged to gain on sale for current loan sales	2,997	2,163
Charged to other fees and charges for changes in estimates	(1,364)	2,733

Total	1,633	4,896
Charge-offs, net	(1,833)	(2,596)

Balance, end of period	$27,400	$26,500

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at March 31, 2008 are adequate.
Liquidity and Capital
     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. Our primary sources of funds are deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations and customer escrow accounts. We can also draw upon our line of credit at the Federal Reserve discount window. While we believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future, there is currently illiquidity in the non-agency secondary mortgage market and reduced investor demand for mortgage-

backed securities and loans in that market. Under these conditions, we use our liquidity, as well as our capital capacity, to hold increased levels of both securities and loans. While our liquidity and capital positions are currently sufficient, our capacity to retain loans and securities on our consolidated statement of financial condition is not unlimited and we have revised our lending guidelines as a result of a prolonged period of secondary market illiquidity to primarily originate loans that could readily be sold to Fannie Mae and Freddie Mac or be insured.
     Retail deposits increased to $5.2 billion at March 31, 2008, as compared to $5.1 billion at December 31, 2007.
     Mortgage loans sold during the three months ended March 31, 2008 totaled $7.2 billion, an increase of $2.6 billion from the $5.3 billion sold during the same period in 2007. This increase reflects our $1.3 billion increase in mortgage loan originations during the three months ended March 31, 2008. We attribute this increase to a falling interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and an increase in market share. We sold 89.4% and 96.3% of our mortgage loan originations during the three month periods ended March 31, 2008 and 2007, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.5 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At March 31, 2008, we had available collateral sufficient to access $7.5 billion of the line of which $1.3 billion was still available at March 31, 2008. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At March 31, 2008, we had arrangements to enter into security repurchase agreements, which is a form of collateralized short-term borrowing, with six different financial institutions (each of which is a primary dealer for Federal Reserve purposes). During 2007, we borrowed at least once from all six of these counterparties. Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At March 31, 2008, our security repurchase agreements totaled $0.1 billion. Also at March 31, 2008, we had $1.1 billion of agency securities available for use as collateral in security repurchase agreements.
     During 2007, we completed arrangements with the Federal Reserve Bank of Chicago (FRB) to borrow as needed from its discount window. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At March 31, 2008, we had pledged commercial loans amounting to $1.2 billion with a lendable value of $0.9 billion. At March 31, 2008, we had no borrowings outstanding against this line of credit.
     At March 31, 2008, we had outstanding rate-lock commitments to lend $4.7 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $137.7 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2008, we had outstanding commitments to sell $4.7 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.8 billion at March 31, 2008, including $966.6 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $365.0 million at March 31, 2008. There was an additional $12.4 million in undrawn lines of credit contained within consumer loans.
     Stock Repurchase Plan. On January 31, 2007, the Company announced that the Board of Directors had adopted a Stock Repurchase Program under which the Company was authorized to repurchase up to $40.0 million worth of outstanding common stock. On February 27, 2007, the Company announced that the Board of Directors had increased the authorized repurchase amount to $50.0 million. On April 26, 2007, the Board increased the authorized repurchase amount to $75.0 million. This program expired on January 31, 2008. There were no purchases in the quarter ended March 31, 2008.
     Regulatory Capital Adequacy. At March 31, 2008, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in nine separate private offerings to the capital markets and as to which $247.4 million of such securities were outstanding at March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to interest rate risk arises from three distinctly managed mechanisms – home lending, mortgage servicing, and structural balance sheet maturity or repricing mismatches.
     In our home lending operations, we are exposed to market risk in the form of interest rate risk from the time we commit to an interest rate on a mortgage loan application through the time we sell, or commit to sell, the mortgage loan. On a daily basis, we analyze various economic and market factors to project the amount of mortgage loans we expect to sell for delivery at a future date. The actual amount of loans sold will be a percentage of the amount of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”) to actual closings. If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. A mismatch of our commitments to fund mortgage loans and our commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, a sudden increase in interest rates may cause a higher percentage of pipeline loans to close than we projected, and thereby exceed our commitments to sell that pipeline of loans. As a result, we could incur losses upon sale of these additional loans to the extent the market rate of interest is higher than the mortgage interest rate committed to by us on pipeline loans we had initially anticipated to close. To the extent that the hedging strategies utilized by us are not successful, our profitability may be adversely affected.
     We also service residential mortgages for various external parties. We receive a service fee based on the unpaid balances of servicing rights as well as ancillary income (late fees, float on payments, etc.) as compensation for performing the servicing function. An increase in mortgage prepayments, as is often associated with declining interest rates, can lead to reduced values on capitalized mortgage servicing rights and ultimately reduced loan servicing revenues. In the first quarter of 2008, we began to specifically hedge the market risk associated with mortgage servicing rights using a portfolio of Treasury note futures and options. To the extent that the hedging strategies are not effective, our profitability associated with the mortgage servicing activity may be adversely affected.
     In addition to the home lending and mortgage servicing operations, our banking operations may be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities, as well as the potential shift in the yield curve. This risk is evaluated and managed on a company-wide basis using a net portfolio value (NPV) analysis framework. The NPV analysis is intended to estimate the net sensitivity of the fair value of the assets and liabilities to sudden and significant changes in the levels of interest rates.
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Annual Report on Form 10-K, except as follows:
     Certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates.
     We invest in MSRs to support our mortgage banking strategies and to deploy capital at acceptable returns. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also enter into derivatives to hedge our MSRs to offset losses in fair value resulting from the actual or anticipated increase in prepayments in declining interest rate environments. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, our hedging strategies rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that would adversely impact our earnings.
     We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, capital position and financial condition.
     We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our balance sheet, and derivatives counterparties.
     The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced ratings downgrades and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could materially adversely affect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
          The Company made no unregistered sales of its equity securities during the quarter ended March 31, 2008.
     Issuer Purchases of Equity Securities
          The Company made no purchases of its equity securities during the quarter ended March 31, 2008.
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

FLAGSTAR BANCORP, INC.

Date: May 8, 2008	/s/ Mark T. Hammond

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