Form 10-Q
period 2008-06-30
FLAGSTAR BANCORP INC
filed 2008-08-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16577
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of Incorporation or organization)	38-3150651 (I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan (Address of principal executive offices)	48098-2639 (Zip code)
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
     As of August 4, 2008, 72,336,848 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A of this Quarterly Report on Form 10-Q, including: (1) general business, economic and political conditions may significantly affect our earnings; (2) if we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected; (3) the value of our mortgage servicing rights could decline with reduction in interest rates; (4) gains on mortgage servicing rights may be difficult to realize due to disruption in the capital markets; (5) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (6) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (7) our secondary market reserve for losses could be insufficient; (8) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (9) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (10) we have substantial risks in connection with securitizations and loan sales; (11) our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (12) we may be required to raise capital at terms that are materially adverse to our stockholders; (13) our holding company is dependent on the Bank for funding of obligations and dividends; (14) we may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future; (15) the network and computer systems on which we depend could fail or experience a security breach; (16) our business is highly regulated; (17) our business has volatile earnings because it operates based on a multi-year cycle; (18) our loans are geographically concentrated in only a few states; (19) a larger percentage or our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our portfolio; (20) a significant part of our business strategy involves adding new branch locations, and our failure to grow may adversely affect our business, prospects, and results of operations and financial condition; (21) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (22) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rate; and (23) we depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could materially adversely affect our earnings, liquidity, capital position and financial condition.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The unaudited condensed consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition — June 30, 2008 (unaudited) and December 31, 2007.

Unaudited Consolidated Statements of Earnings — For the three and six months ended June 30, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — For the six months ended June 30, 2008 (unaudited) and for the year ended December 31, 2007.

Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2008 and 2007.

Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At June 30,	At December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash items	$134,852	$129,992
Interest-bearing deposits	37,835	210,177

Cash and cash equivalents	172,687	340,169
Securities classified as trading	33,782	13,703
Securities classified as available for sale	978,033	1,308,608
Mortgage-backed securities held to maturity (fair value $1.3 billion at December 31, 2007)	—	1,255,431
Other investments	29,756	26,813
Loans available for sale	2,706,372	3,511,310
Loans held for investment	9,091,262	8,134,397
Less: allowance for loan losses	(154,000)	(104,000)

Loans held for investment, net	8,937,262	8,030,397

Total interest-earning assets	12,723,040	14,356,439
Accrued interest receivable	51,470	57,888
Repossessed assets, net	118,582	95,074
Federal Home Loan Bank stock	373,443	348,944
Premises and equipment, net	244,627	237,652
Mortgage servicing rights at fair value	661,819	—
Mortgage servicing rights, net	10,566	413,986
Other assets	287,594	151,120

Total assets	$14,605,993	$15,791,095

Liabilities and Stockholders’ Equity Liabilities
Deposits	$7,478,188	$8,236,744
Federal Home Loan Bank advances	5,736,000	6,301,000
Security repurchase agreements	108,000	108,000
Long term debt	248,685	248,685

Total interest-bearing liabilities	13,570,873	14,894,429
Accrued interest payable	42,753	47,070
Secondary market reserve	28,000	27,600
Other liabilities	162,603	129,018

Total liabilities	13,804,229	15,098,117
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, 25,000,000 shares authorized; 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock, series A with a liquidation preference of $1,000 per share issued at June 30, 2008	1	—
Common stock $.01 par value, 150,000,000 shares authorized; 72,336,848 and 63,656,979 shares issued, and 72,336,848 and 60,270,624 shares outstanding at June 30, 2008 and December 31, 2007, respectively	723	637
Additional paid in capital	118,413	64,350
Accumulated other comprehensive loss	(32,102)	(11,495)
Retained earnings	714,729	681,165
Treasury stock, at cost, no shares at June 30, 2008, and 3,386,355 shares at December 31, 2007	—	(41,679)

Total stockholders’ equity	801,764	692,978

Total liabilities and stockholders’ equity	$14,605,993	$15,791,095

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Earnings
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
Interest Income
Loans	$177,582	$189,958	$353,876	$377,208
Mortgage-backed securities held to maturity	—	13,768	15,576	28,385
Securities available for sale	21,171	13,524	36,761	27,122
Interest-bearing deposits	1,376	2,674	4,145	6,176
Other	435	2,540	1,059	4,142

Total interest income	200,564	222,464	411,417	443,033

Interest Expense
Deposits	70,817	86,038	154,867	171,064
FHLB advances	63,327	64,882	127,885	132,734
Security repurchase agreements	1,207	18,041	4,362	30,434
Other	3,814	2,462	8,106	4,909

Total interest expense	139,165	171,423	295,220	339,141

Net interest income	61,399	51,041	116,197	103,892
Provision for loan losses	43,833	11,452	78,096	19,745

Net interest income after provision for loan losses	17,566	39,589	38,101	84,147

Non-Interest Income
Loan fees and charges	617	1,415	1,501	2,644
Deposit fees and charges	6,815	5,710	12,846	10,688
Loan administration	37,370	1,985	20,324	4,168
Net gain on loan sales	43,826	28,144	107,252	53,298
Net (loss) gain on sales of mortgage servicing rights	(834)	5,610	(547)	5,725
Net gain on sales of securities available for sale	4,869	—	4,869	729
Loss on trading securities	(4,104)	—	(13,586)	—
Other fees and charges	11,718	13,456	20,293	18,494

Total non-interest income	100,277	56,320	152,952	95,746

Non-Interest Expense
Compensation and benefits	52,084	39,150	106,077	78,642
Occupancy and equipment	20,437	17,014	40,258	33,782
Communication	1,801	2,330	3,586	3,404
Other taxes	384	(10)	1,276	(583)
General and administrative	19,030	13,750	31,708	28,795

Total non-interest expense	93,736	72,234	182,905	144,040

Earnings before federal income taxes	24,107	23,675	8,148	35,853
Provision for federal income taxes	8,361	8,544	3,002	12,963

Net Earnings	$15,746	$15,131	$5,146	$22,890

Earnings per share
Basic	$0.24	$0.25	$0.08	$0.37

Diluted	$0.22	$0.25	$0.08	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

				Accumulated
			Additional	Other			Total
	Preferred	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at January 1, 2007	$—	$636	$63,223	$5,182	$743,193	$—	$812,234
Net loss	—	—	—	—	(39,225)	—	(39,225)
Reclassification of gain on swap extinguishment	—	—	—	(101)	—	—	(101)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities available for sale	—	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	—	(55,902)
Adjustment to initially apply FIN 48	—	—	—	—	(1,428)	—	(1,428)
Stock options exercised	—	1	69	—	—	—	70
Stock-based compensation	—	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(41,705)	(41,705)
Issuance of treasury stock	—	—	—	—	—	26	26
Dividends paid ($0.35 per share)	—	—	—	—	(21,375)	—	(21,375)

Balance at December 31, 2007 (Unaudited)	—	637	64,350	(11,495)	681,165	(41,679)	692,978
Net earnings	—	—	—	—	5,146	—	5,146
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	(236)	—	—	(236)
Change in net unrealized loss on securities available for sale	—	—	—	(20,371)	—	—	(20,371)

Total comprehensive loss	—	—	—	—	—	—	(15,461)
Cumulative effect adjustment due to change of accounting for residential mortgage servicing rights	—	—	—	—	28,418	—	28,418
Issuance of preferred stock	1	—	45,796	—	—	—	45,797
Issuance of common stock	—	86	8,480	—	—	—	8,566
Issuance of treasury stock	—	—	—	—	—	41,092	41,092
Restricted stock issued	—	—	(587)	—	—	587	—
Stock options exercised	—	—	77	—	—	—	77
Stock-based compensation	—	—	502	—	—	—	502
Tax effect from stock-based compensation	—	—	(205)	—	—	—	(205)

Balance at June 30, 2008	$1	$723	$118,413	$(32,102)	$714,729	$—	$801,764

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Operating Activities
Net earnings	$5,146	$22,890
Adjustments to net earnings to net cash used in operating activities
Provision for loan losses	78,096	19,745
Depreciation	11,663	12,730
Amortization of MSRs	1,348	33,417
Decrease in valuation allowance in mortgage servicing rights	(55)	(408)
Loss on fair value of residential mortgage servicing rights, net of hedging gains (losses)	44,064	—
Stock-based compensation expense	502	725
Loss on interest rate swaps	627	—
Net loss (gain) on the sale of assets	82	(1,777)
Net gain on loan sales	(107,252)	(53,298)
Net loss (gain) on sales of mortgage servicing rights	547	(5,725)
Net gain on securities classified as available for sale	(4,869)	(729)
Unrealized loss on trading securities	13,586	—
Proceeds from sales and securitization of loans available for sale	12,242,515	10,433,710
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(13,593,576)	(12,477,316)
Decrease (increase) in accrued interest receivable	6,418	(3,386)
Increase in other assets	(169,183)	(25,438)
(Decrease) increase in accrued interest payable	(4,317)	1,511
Net tax effect for stock grants issued	205	43
Decrease in federal income taxes payable	(34,161)	(1,412)
Decrease in payable for securities purchased	—	(249,694)
Increase (decrease) in other liabilities	22,587	(2,813)

Net cash used in operating activities	(1,486,027)	(2,297,225)

Investing Activities
Net change in other investments	(2,942)	(198)
Repayment of mortgage-backed securities held to maturity	90,846	178,823
Proceeds from sale of investment securities available for sale	899,855	171,441
Repayment (purchase) of investment securities available for sale	104,090	(202,794)
Proceeds from sales of portfolio loans	1,265,066	693,283
Origination of portfolio loans, net of principal repayments	182,688	526,147
Purchase of Federal Home Loan Bank stock	(24,499)	(51,457)
Investment in unconsolidated subsidiary	—	774
Proceeds from the disposition of repossessed assets	41,419	47,927
Acquisitions of premises and equipment, net of proceeds	(17,305)	(14,793)
Proceeds from the sale of mortgage servicing rights	—	33,459

Net cash provided by investing activities	2,539,218	1,382,612

Financing Activities
Net (decrease) increase in deposit accounts	(758,556)	74,322
Net increase in security repurchase agreements	—	714,612
Net (decrease) increase in Federal Home Loan Bank advances	(565,000)	122,055
Issuance of junior subordinated debt	—	25,000
Net (disbursement) receipt of payments of loans serviced for others	(10,029)	6,226
Net receipt of escrow payments	17,585	24,298
Proceeds from the exercise of stock options	77	(146)
Net tax effect of stock grants issued	(205)	(43)
Issuance of preferred stock	45,797	—
Issuance of common stock	8,566	—
Issuance of treasury stock	41,092	—
Dividends paid to stockholders	—	(12,334)
Purchase of treasury stock	—	(41,705)

Net cash (used in) provided by financing activities	(1,220,673)	912,285

Net decrease in cash and cash equivalents	(167,482)	(2,328)
Beginning cash and cash equivalents	340,169	277,236

Ending cash and cash equivalents	$172,687	$274,908

	For the Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$93,106	$56,315

Total interest payments made on deposits and other borrowings	$299,537	$339,634

Federal income taxes paid	$5,808	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$—	$167,943

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$1,255,416	$693,283

Mortgage servicing rights resulting from sale or securitization of loans	$203,838	$154,000

Reclassification of mortgage backed securities held to maturity to securities available for sale	$1,163,681	$—

Retention of residual interests in securitization transactions	$—	$29,398

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.6 billion in assets at June 30, 2008, Flagstar is the largest financial institution headquartered in Michigan.
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
     The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC up to applicable limits.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the SEC, at www.sec.gov.
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

     In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest on the face of the consolidated statement of earnings. The adoption of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interests. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Company on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS 156, "Accounting for Servicing of Financial Assets” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loans should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 is effective on a prospective basis for the Company’s derivative loan commitments issued or modified on or after January 1, 2008. The effect of this change resulted in an increase in the Company’s gain on loan sales by approximately $5.9 million during the three month period ended June 30, 2008.
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
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves on the transparency of financial reporting. In adopting SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance and cash flows. Because this pronouncement affects only disclosures, this pronouncement will not have an impact on the Company’s consolidated financial condition, results of operation or liquidity. The adoption of SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company does not expect to elect early adoption of SFAS 161.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact of this Company’s financial condition, results of operation or liquidity.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. The statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods of those years, except for some disclosures about the risk-management activities. Management does not expect that this statement will have an impact on the Company’s financial condition, results of operation or liquidity.

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
     SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company, as of January 1, 2008, elected the fair value option for certain non-investment grade residual securities from private-label securitizations. The Company elected fair value on these residual securities and reclassified these investments as securities — trading to provide consistency in the accounting for the Company’s residual interests. The Company had recognized a permanent impairment on these residual securities as of December 31, 2007, thereby reducing the carrying value to fair value at that time. Thus, the fair value election had no impact on opening retained earnings. The decrease in fair value for the three and six months ended June 30, 2008 was $3.0 million and $10.5 million, respectively, before taxes, which is included within the total loss on trading securities reported in the Company’s Consolidated Statement of Earnings.
     Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 “Accounting for Servicing of Financial Assets an amendment of FASB 140.” Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million before tax, or $28.4 million after tax. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of residential MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of earnings.
Determination of Fair Value
     The following is a description of the Company’s valuation methodologies for assets measured at fair value which have been applied to all assets carried at fair value, whether as a result of the adoption of SFAS 159, SFAS 156 or previously carried at fair value.
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
     Assets
     Securities classified as trading. These securities are non-investment grade residual securities that arose from private-label securitizations of the Company in 2005, 2006 and 2007. These non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Accordingly, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type.
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
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
     Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a nonrecurring Level 2 valuation.
     Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans and consumer loans (i.e. home equity lines of credit (“HELOCs”) and second mortgage loans obtained through private-label securitization transactions). Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156. Upon this election, residential MSRs began to be accounted for at fair value on a recurring basis. Consumer servicing assets are carried at amortized cost and are periodically evaluated for impairment.
     Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 9, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.
     Consumer Servicing Assets. Consumer servicing assets are subject to periodic impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, consumer servicing assets are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies consumer servicing assets subject to nonrecurring fair value adjustments as Level 3 valuations.
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
      Assets measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of June 30, 2008, by caption on the Consolidated Statement of Financial Condition and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$33,782	$33,782
Securities classified as available for sale	—	225,519	752,514	978,033
Residential mortgage servicing rights	—	—	661,819	661,819
Other investments	29,756	—	—	29,756
Derivative financial instruments
Rate lock commitments	—	—	25,231	25,231
Forward agency and loan sales	—	14,366	—	14,366
Treasury futures	(40,905)	—	—	(40,905)
Treasury options	(5,434)	—	—	(5,434)
Interest rate swaps	627	—	—	627

Total assets at fair value	$(15,956)	$239,885	$1,473,346	$1,697,275

      Changes in Level 3 fair value measurements
     A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources); accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are included within the valuation methodology. Also, the Company manages the risk associated with the observable components of certain Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company’s risk management activities related to such Level 3 instruments.
      Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the six months ended June 30, 2008 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value,	held at
Six months ended	January	unrealized	settlements,	out of	June 30,	June 30,
June 30, 2008	1, 2008	gains/(losses)	net	Level 3	2008	2008(c)

Securities classified as trading:
Residual interests(a)	$13,703	$(12,008)	$—	$32,087	$33,782	$—
Securities classified as available for sale(b)(c)	33,333	(26,604)	(42,127)	787,912 (e)	752,514	(26,604)
Residential mortgage servicing rights (d)	445,962	12,135	203,722	—	661,819	—
Derivative financial
Instruments:
Rate lock commitments	26,129	—	(898)	—	25,231	—

Totals	$519,127	$(26,477)	$160,697	$819,999	$1,473,346	$(26,604)

(a)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(b)	Securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation.

(c)	Realized gains (losses) are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(d)	Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 (See Note 9 — “Mortgage Servicing Rights”).

(e)	Management had anticipated that the AAA-rated non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	June 30, 2008	Level 1	Level 2	Level 3

Loans held for investment	$182,926	$—	$182,926	$—
Repossessed assets	118,582	—	118,582	—
Consumer servicing assets	10,566	—	—	10,566

Totals	$312,074	$—	$301,508	$10,566

Note 5. Investment Securities
     As of June 30, 2008 and December 31, 2007, investment securities were comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Securities — trading	$33,782	$13,703

Securities — available for sale
AAA-rated non-agencies	$752,514	$821,245
AAA-rated U.S. government sponsored agencies	225,519	454,030
Non-investment grade residual	—	33,333

Total securities — available for sale	$978,033	$1,308,608

Mortgage-backed securities — held to maturity
AAA-rated U.S. government sponsored agencies	$—	$1,255,431

Other investments
Mutual funds	$29,556	$26,107
U.S. Treasury bonds	200	706

Total other investments	$29,756	$26,813

     As of January 1, 2008, non-investment grade residuals amounting to $33.3 million that were classified as available for sale securities were reclassified to trading securities in accordance with SFAS 159. No gain or loss was recorded upon reclassification. See Note 4, “ Fair Value Accounting” for further information. At June 30, 2008, the Company had $33.8 million in securities classified as trading. These securities are non-investment grade residual securities from private-label securitizations. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of earnings. During the quarter ended June 30, 2008, the Company recognized losses related to these trading securities of $4.1 million as a result of the decrease in the fair value of the securities. During the six month period ending June 30, 2008, the Company recognized losses related to these trading securities of $13.6 million as a result of the decrease in the fair value of the securities. The decline in the fair value of these residual securities was principally due to the increase in the actual and expected losses in the second mortgages and home equity lines of credit that underlie this asset. The Company had no losses on trading securities during the quarter or six month period ended June 30, 2007.
     At June 30, 2008, the Company had $1.0 billion in securities classified as available for sale which were comprised of AAA-rated U.S. government sponsored agency securities and AAA-rated non-agency securities. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive income (loss) to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (“OTTI”), then they are reported as an expense for that period. There were no losses deemed OTTI for the three or six month periods ended June 30, 2008.
     At June 30, 2008 and December 31, 2007, $871.3 million and $570.0 million of the securities classified as available for sale, respectively, were pledged as collateral for security repurchase agreements or FHLB borrowings. Contractual maturities of the securities generally range from 2010 to 2035.
     As of March 31, 2008, the Company reclassified $1.2 billion of mortgage-backed securities, which were comprised of AAA-rated U.S. government sponsored agency securities, from held-to-maturity to available-for sale. Upon reclassification, the Company recorded a decrease in the carrying value of such securities of $8.5 million with a corresponding increase to other comprehensive loss. The reclassification was required because the Company’s management indicated it no longer had the intent to hold such securities to maturity because of its sale subsequent to March 31, 2008 of a significant portion of these securities. During the quarter ended June 30, 2008, the Company sold $895.0 million of these securities resulting in a gain of $4.9 million.
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

     The following table summarizes the amortized cost and estimated fair value of agency and non-agency mortgage-backed securities classified as available for sale (in thousands):

	June 30,	December 31,
	2008	2007
Amortized cost	$1,027,421	$1,326,656
Gross unrealized holding gains	102	4,647
Gross unrealized holding losses	(49,490)	(22,695)

Estimated fair value	$978,033	$1,308,608

     At June 30, 2008, $379.8 million non-agency available for sale securities with unrealized losses of $29.0 million had been in a continuous unrealized loss position for greater than twelve months.
     The unrealized losses on securities available for sale include $40.6 million on $752.5 million of AAA-rated investments in non-agency collateralized mortgage obligations (“CMOs”) at June 30, 2008. These CMOs consist of interests in investment vehicles backed by mortgage loans. In all of the CMOs, the Company’s investment is senior to a subordinated tranche(s) which have first loss exposure. Management concluded that these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or will ultimately recover its cost at maturity (i.e., these investments have contractual maturities that, absent credit default, should allow the Company to recover its cost). The Company believes that these losses are primarily related to market conditions rather than underlying credit issues associated with the issuers of the obligations. The CMOs were purchased in the fourth quarter of 2006 and first quarter of 2007 and have not experienced any losses to date. The Company does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide.
     As of June 30, 2008, the aggregate amount of available for sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair
Name of Issuer	Cost	Value
	(in thousands)
Countrywide Alternative Loan Trust	$83,311	$80,300
Countrywide Home Loans	293,408	284,252
Flagstar Home Equity Loan Trust 2006-1	244,397	221,408
Goldman Sachs Mortgage Company	88,743	86,361
JP Morgan Mortgage Trust	83,204	80,193

	$793,063	$752,514

     The following table summarizes the amortized cost and estimated fair value of agency mortgage-backed securities classified as held to maturity (dollars in thousands):

	June 30,	December 31,
	2008	2007
Amortized cost	$—	$1,255,431
Gross unrealized holding gains	—	33,956
Gross unrealized holding losses	—	(304)

Estimated fair value	$—	$1,289,083

Note 6. Loans Available for Sale
     The following table summarizes loans available for sale (dollars in thousands):

	June 30,	December 31,
	2008	2007
Mortgage loans	$2,706,372	$3,083,779
Consumer loans	—	170,891
Second mortgage loans	—	256,640

Total	$2,706,372	$3,511,310

     During the quarter ended June 30, 2008, certain mortgage loans and all consumer loans and second mortgage loans classified as available for sale were reclassified as held for investment because management no longer has the intent to sell such loans. The change in managements intent with respect to these loans was caused by the continued disruption of the secondary market. The loans reclassified to held for investment were transferred at fair value. Such loans were written down to a fair value of $648.7 million which resulted in a loss of $22.5 million that was included in net gain on loan sales. Of the $22.5 million loss, approximately $16.0 million was attributed to estimated credit losses inherent in the loans transferred. During the quarter ended March 31, 2008, management reclassified approximately $592.9 million of mortgage loans from loans available for sale to loans held for investment. Such loans were reclassified at fair value and resulted in a $0.2 million loss on loan sales.
     Loans available for sale are carried at the lower of aggregate cost or estimated fair value. These loans had an aggregate fair value that exceeded their recorded amount for each period presented. The Company generally estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Given the lack of liquidity in the secondary mortgage market at June 30, 2008 and December 31, 2007, significant management judgment was necessary to estimate the fair value of loans available for sale. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates and loss assumptions for similar collateral.
Note 7. Loans Held for Investment
     Loans held for investment are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Mortgage loans	$6,042,770	$5,823,952
Second mortgage loans	294,783	56,516
Commercial real estate loans	1,706,191	1,542,104
Construction loans	71,345	90,401
Warehouse lending	423,356	316,719
Consumer loans	529,034	281,746
Commercial loans	23,783	22,959

Total	9,091,262	8,134,397
Less allowance for loan losses	(154,000)	(104,000)

Total	$8,937,262	$8,030,397

     Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$121,400	$48,500	$104,000	$45,779
Provision charged to operations	43,833	11,452	78,095	19,745
Charge-offs	(11,987)	(7,552)	(29,179)	(13,851)
Recoveries	754	1,000	1,084	1,727

Balance, end of period	$154,000	$53,400	$154,000	$53,400

     Loans on which interest accruals have been discontinued totaled approximately $364.3 million and $99.3 million at June 30, 2008 and 2007, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $7.2 million and $1.6 million during the six months ended June 30, 2008 and 2007, respectively. There were no loans greater than 90 days past due still accruing interest on the OTS method at June 30, 2008 and 2007.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Impaired loans with no allowance for loan losses allocated	$46,347	$22,307
Impaired loans with allowance for loan losses allocated	190,094	112,044

Total impaired loans	$236,441	$134,351

Amount of the allowance allocated to impaired loans	$47,883	$34,937
Average investment in impaired loans	$186,269	$70,582
Cash-basis interest income recognized during impairment	$4,282	$2,324
     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs exceeded the recorded investments in such loans. At June 30, 2008, approximately 97.0% of the total impaired loans were evaluated based on the fair value of related collateral.
Note 8. Private-label Securitization Activity
     At June 30, 2008, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows:

			Annual	Weighted -
	Prepayment	Projected	Discount	Average Life
	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	20%	3.84%	20%	2.7
2006 HELOC Securitization	19%	9.12%	20%	3.5
2006 Second Mortgage Securitization	16%	3.46%	20%	4.4
2007 Second Mortgage Securitization	16%	4.31%	20%	4.8
     Effective as of the beginning of the second quarter of 2008 and in accordance with the terms of the 2005 HELOC securitization, credit losses in the securitization exceeded losses as originally modeled. As such, the monoline insurer that protects the bondholders determined that the status of the securitization should be changed to “rapid amortization.” During the rapid amortization period, the Company will no longer be reimbursed for draws on the home equity lines of credit until after the bondholders are paid off. Therefore, this status has the effect of extending the time period for which the Company’s advances are outstanding and may result in the Company not receiving reimbursement for all of the funds advanced. The 2006 HELOC securitization became subject to rapid amortization during the fourth quarter of 2007. Therefore, both of the Company’s HELOC securitizations are in rapid amortization.
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Proceeds from new securitizations	$—	$98,231	$—	$719,097
Proceeds from collections reinvested in securitizations	—	48,719	6,960	90,949
Servicing fees received	1,677	1,907	3,433	3,122
Loan repurchases for representations and warranties	(1,501)	(642)	(1,501)	(642)

Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its residual interests and the amount of draws on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s residual interests includes the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed these assumptions, the value of the Company’s residual interests will be diminished.
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at June 30, 2008 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private-label securitizations	$1,284,069	$62,891
Government sponsored agencies	44,545,958	—
Other investors	838	—

Total	$45,830,865	$62,891

     Mortgage loans that have been securitized in private-label securitizations at June 30, 2008 and 2007 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Six
	Outstanding		Or More Past Due		Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Securitized mortgages	$1,284,069	$1,532,422	$33,970	$6,055	$28,657	$5,916
Note 9. Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to changes in value from, among other things, prepayments of the underlying loans. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. In the quarter ended March 31, 2008, the Company began to specifically hedge the risk by hedging the fair value of MSRs with derivative instruments that are intended to change in value inversely to part or all of the changes in the value of MSRs.

     Changes in the carrying value of residential MSRs, accounted for at fair value, for the six month period ended June 30, 2008 follow:

For the Six Month
Period Ended
June 30, 2008
(In Thousands)
Balance at beginning of period	$402,243
Cumulative effect of change in accounting	43,719
Additions from loans sold with servicing retained	203,722
Changes in fair value due to:
Payoffs(a)	(32,526)
All other changes in valuation inputs or assumptions (b)	44,661

Fair value of MSRs at end of period	$661,819

Unpaid principal balance of loans serviced for others	$44,546,796

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
     Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. Residential MSRs were periodically evaluated for impairment, and a valuation allowance established through a charge to operations when the carrying value exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized during 2007. Changes in the carrying value of the residential MSRs, accounted for using the amortization method, and the associated valuation allowance for the six month period ended June 30, 2007 follow:

For the Six Month
Period Ended
June 30, 2007
(In Thousands)
Balance at beginning of period	$166,705
Additions from loans sold with servicing retained	146,211
Amortization	(31,732)
Sales	(27,358)

Carrying value before valuation allowance at end of period	253,826

Valuation allowance
Balance at beginning of period	(408)
Impairment recoveries	408

Balance at end of period	—

Net carrying value of amortization method MSRs at end of period	$253,826

Unpaid principal balance of loans serviced for others	$19,976,413

Fair value of residential MSRs:
Beginning of period	$190,875

End of period	$320,597

     The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company periodically obtains third-party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.

     The key economic assumptions used in determining the fair value of MSRs capitalized during the six month periods ended June 30, 2008 and 2007 periods were as follows:

	2008	2007
Weighted-average life (in years)	6.6	6.4
Weighted-average constant prepayment rate (CPR)	13.2%	18.6%
Weighted-average discount rate	8.9%	9.8%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	June 30,
	2008	2007
Weighted-average life (in years)	6.6	6.2
Weighted-average CPR	13.0%	16.3%
Weighted-average discount rate	10.2%	10.4%
     Consumer Servicing Assets Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan administration income  in the consolidated statement of earnings. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the consumer servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the consumer servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on consumer servicing assets recognized during the three or six month periods ended June 30, 2008 and 2007.
     The fair value of consumer servicing assets is estimated by using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, actual and expected loan prepayment rates, and servicing costs and other economic factors. The internal valuation model is validated periodically through a third-party valuation.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Six Month Period Ended
	June 30,
	2008	2007
	(In Thousands)
Consumer servicing assets
Balance at beginning of period	$11,914	$6,846
Additions:
From loans securitized with servicing retained	116	7,740
Subtractions:
Amortization	(1,348)	(1,684)

Carrying value before valuation allowance at end of period	10,682	12,902

Valuation allowance
Balance at beginning of period	(144)	(150)
Impairment recoveries (charges)	28	(41)

Balance at end of period	(116)	(191)

Net carrying value of servicing assets at end of period	$10,566	$12,711

Unpaid principal balance of consumer loans serviced for others	$1,284,069	$1,532,422

Fair value of servicing assets:
Beginning of period	$11,861	$6,757

End of period	$10,573	$12,739

     The key economic assumptions used to estimate the fair value of these servicing assets at June 30, 2008 and 2007 were as follows:

	June 30
	2008	2007
Weighted-average life (in years)	3.9	2.7
Weighted-average discount rate	13.1%	13.4%
     Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income  on the consolidated statements of earnings (in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Residential real estate	$33,616	$17,478	$62,269	$33,857
Consumer	1,625	2,105	3,381	3,320

Total	$35,241	$19,583	$65,650	$37,177

Note 10. Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	June 30,	December 31,
	2008	2007
Net unrealized gain on derivatives used in cash flow hedges	$—	$236
Net unrealized loss on securities available for sale	(32,102)	(11,731)

Ending balance	$(32,102)	$(11,495)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2008	December 31, 2007
Gain (reclassified to earnings) on interest rate swap extinguishment	$—	$(155)
Related tax benefit	—	54
Unrealized loss on derivatives used in cash flow hedging relationships	—	(11,377)
Related tax benefit	—	3,981
Reclassification adjustment for gains included in earnings relating to cash flow hedging relationships	—	5,290
Related tax expense	—	(1,851)
Gain (reclassified to earnings) on interest rate swap derecognition	(363)	—
Related tax benefit	127	—
Unrealized loss on securities available for sale	(31,340)	(19,414)
Related tax benefit	10,969	6,795

Change	$(20,607)	$(16,677)

Note 11. Derivative Financial Instruments
     The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of June 30, 2008 and December 31, 2007:
-	Fannie Mae, Freddie Mac and other forward loan sales contracts;

-	Rate lock commitments;

-	Interest rate swap agreements; and

-	Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $6.2 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, on its hedging activity relating to loans held for sale. The Bank recognized pre-tax gains of $26.9 million and $7.5 million for the six months ended June 30, 2008 and 2007, respectively, on its hedging activity relating to loans held for sale.
     The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current borrowings and anticipated deposits. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2007, accumulated other comprehensive (loss) income included a deferred after-tax net gain of $0.2 million related to derivatives used to hedge funding cash flows. On January 1, 2008, the Company derecognized all cash flow hedges. As such, the after-tax net gain of $0.2 million in accumulated other comprehensive income (loss) at December 31, 2007 was recognized through earnings during 2008.
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
     Beginning in the first quarter of 2008, the Company began to hedge its residential MSR asset through the use of U.S. Treasury futures and options in order to mitigate the effect of changes in and volatility of the interest rate environment. Changes in the values of these derivative instruments are included in loan administration income in the non-interest income portion of the consolidated statement of earnings. Because the residential MSRs are accounted for on the fair value method, gains or losses in hedging activities are expected to be offset by increases or decreases in the fair value of the residential MSR asset, although such changes may not be perfectly correlated.
     The Company had the following derivative financial instruments (dollars in thousands):

	June 30, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$2,568,736	$25,231	2008
Forward agency and loan sales	3,091,440	14,366	2008
Mortgage servicing rights derivatives:
Treasury futures	801,000	(40,905)	2008
Treasury options	1,580,000	(5,434)	2008
Borrowings and advances derivatives:
Interest rate swaps (LIBOR)	130,000	627	2008-2010

	December 31, 2007
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$3,069,134	$26,129	2008
Forward agency and loan sales	3,845,065	(13,504)	2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	130,000	378	2008-2010
Counterparty Credit Risk
     The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting large, well-established counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.
Note 12. Stock-Based Compensation
     For the three months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $0.4 million ($0.2 million net of tax) and $0.4 million ($0.2 million net of tax), respectively. For the six months ended June 30, 2008 and 2007, the Company recorded stock-based compensation expense of $0.5 million ($0.3 million net of tax) and $0.7 million ($0.5 million net of tax), respectively.
Stock Options
     During the three month periods ended June 30, 2008 and 2007, there were no stock options granted.
Cash-Settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SAR”) to officers and key employees in connection with year-end compensation. Cash-settled stock appreciation rights generally vest at the rate of 25% of the grant on each of the first four annual anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date. Grants of SARs may be settled only in cash and once made, may not be later amended or modified to be settled in common stock or a combination of common stock and cash. There were no SARs issued during the second quarter of 2008 or 2007.
Restricted Stock
     The Company issued restricted stock to officers, directors, and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses during the three month periods ended June 30, 2008 and 2007 of approximately $0.4 million and $0.3 million, respectively. During the six month periods ended June 30, 2008 and 2007, the Company incurred expenses of approximately $0.7 million and $0.6 million, respectively.
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

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$41,948	$19,451	$—	$61,399
Gain on sale revenue	4,869	42,992	—	47,861
Other income	10,032	42,384	—	52,416

Total net interest income and non-interest income	56,849	104,827	—	161,676
(Loss) earnings before federal income taxes	(20,502)	44,609	—	24,107
Depreciation and amortization	2,400	3,708	—	6,108
Capital expenditures	590	6,896	—	7,486
Identifiable assets	13,653,177	3,747,816	(2,795,000)	14,605,993
Inter-segment income (expense)	20,963	(20,963)	—	—

	For the Six Months Ended June 30, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$70,819	$45,378	$—	$116,197
Gain on sale revenue	4,869	106,705	—	111,574
Other income	13,887	27,491	—	41,378

Total net interest income and non-interest income	89,575	179,574	—	269,149
(Loss) earnings before federal income taxes	(51,974)	60,122	—	8,148
Depreciation and amortization	4,480	7,159	—	11,639
Capital expenditures	10,400	6,879	—	17,279
Identifiable assets	13,653,177	3,747,816	(2,795,000)	14,605,993
Inter-segment income (expense)	42,600	(42,600)	—	—

	For the Three Months Ended June 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$30,520	$20,521	$—	$51,041
Gain on sale revenue	—	33,754	—	33,754
Other income	18,553	4,013	—	22,566

Total net interest income and non-interest income	49,073	58,288	—	107,361
Earnings before federal income taxes	9,213	14,462	—	23,675
Depreciation and amortization	2,480	22,218	—	24,698
Capital expenditures	6,714	—	—	6,714
Identifiable assets	15,477,401	5,623,077	(4,921,000)	16,179,478
Inter-segment income (expense)	36,908	(36,908)	—	—

	For the Six Months Ended June 30, 2007
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2007:
Net interest income	$64,013	$39,879	$—	$103,892
Gain on sale revenue	—	59,023	—	59,023
Other income	29,205	7,518	—	36,723

Total net interest income and non-interest income	93,218	106,420	—	199,638
Earnings before federal income taxes	16,849	19,004	—	35,853
Depreciation and amortization	4,984	41,163	—	46,147
Capital expenditures	14,812	—	—	14,812
Identifiable assets	15,477,401	5,623,077	(4,921,000)	16,179,478
Inter-segment income (expense)	64,058	(64,058)	—	—

Note 14. Private Placement
     The Company entered into purchase agreements with seven institutional investors, Thomas J. Hammond, Chairman of the Company and Mark T. Hammond, Vice Chairman, President and Chief Executive Officer of the Company effective May 16, 2008. Pursuant to the terms of the purchase agreements, the Company raised, in aggregate, approximately $100 million in cash or $94 million net of placement agent and legal fees, through direct sales to investors of the Company.
     Under the terms of the purchase agreements, institutional investors agreed to purchase up to 11,365,000 shares of the Company’s common stock at $4.25 per share, and Thomas Hammond and Mark Hammond agreed to purchase 635,000 shares of the Company’s common stock at $5.88 per share. Additionally, the Company issued 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock to the institutional investors at a purchase price and liquidation preference of $1,000 per share. Upon approval by the Company’s stockholders, the preferred shares will automatically convert to 11,289,878 shares of the Company’s common stock at an initial conversion price of $4.25 per share.
     The Special Meeting of Stockholders to vote on the approval of the conversion is to be held at the national headquarters of the Company in Troy, Michigan, on August 12, 2008.
     The offering was finalized on May 19, 2008, whereby a total of approximately $100 million of gross proceeds, or $94 million in net proceeds, were received. The Company invested $72 million into the Bank for working capital purposes and the remaining $22 million remained at the Company to be used to service long term debt payments.

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
     Banking Operation. We provide a broad range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At June 30, 2008, we operated a network of 170 banking centers and provided banking services to approximately 127,700 households. During the second quarter of 2008, we opened 3 banking centers, including 2 in Michigan and 1 in Georgia. During the first six months of 2008, we consolidated an in-store Indiana branch into an existing traditional branch. During the remainder of 2008, we expect to open 5 additional branches in the Atlanta, Georgia area and 1 additional branch in Michigan.
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

Selected Financial Ratios (Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Return on average assets	0.41%	0.38%	0.07%	0.29%
Return on average equity	8.39%	7.69%	1.43%	5.79%
Efficiency ratio	58.0%	67.3%	68.0%	72.1%
Equity/assets ratio (average for the period)	4.91%	4.99%	4.66%	4.93%
Mortgage loans originated or purchased	$8,059,886	$7,162,855	$15,919,874	$12,652,185
Other loans originated or purchased	$116,771	$258,936	$266,754	$522,754
Mortgage loans sold	$8,106,544	$5,730,633	$15,266,871	$11,020,249
Interest rate spread — Bank only [1]	1.82%	1.30%	1.67%	1.26%
Net interest margin — Bank only [2]	1.89%	1.43%	1.77%	1.42%
Interest rate spread — Consolidated [1]	1.77%	1.27%	1.62%	1.21%
Net interest margin — Consolidated [2]	1.80%	1.35%	1.66%	1.39%
Dividend payout ratio	N/A	39.7%	N/A	53.9%
Average common shares outstanding	66,005	60,691	63,159	62,051
Average fully diluted shares outstanding	71,746	61,110	66,260	62,552
Charge-offs to average investment loans (annualized)	0.50%	0.36%	0.64%	0.33%

	June 30,	March 31,	December 31,	June 30,
	2008	2008	2007	2007
Equity-to-assets ratio	5.49%	4.42%	4.39%	4.76%
Core capital ratio [3]	6.70%	5.64%	5.78%	6.04%
Total risk-based capital ratio [3]	11.65%	10.47%	10.66%	10.96%
Book value per common share	$10.45 (4)	$11.66	$11.50	$12.78
Number of common shares outstanding	72,337	60,325	60,271	60,260
Mortgage loans serviced for others	$45,830,865	$38,378,056	$32,487,337	$21,508,835
Capitalized value of mortgage servicing rights	1.47%	1.30%	1.27%	1.24%
Ratio of allowance to non-performing loans	46.3%	47.9%	52.8%	53.8%
Ratio of allowance to loans held for investment	1.69%	1.42%	1.28%	0.70%
Ratio of non-performing assets to total assets	3.17%	2.34%	1.90%	1.18%
Number of banking centers	170	167	164	156
Number of home lending centers	121	138	143	73
Number of salaried employees	3,389	3,170	3,083	2,689
Number of commissioned employees	791	839	877	462

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

(4)	The book value per common share assuming the conversion of the Company’s mandatory convertible non-cumulative perpetual preferred stock, series A at June 30, 2008 is $9.54.

Results of Operations
Net Earnings
     Three Months. Net earnings for the three months ended June 30, 2008 was $15.7 million, $0.22 per share-diluted, a $0.6 million increase from the earnings of $15.1 million, $0.25 per share-diluted, reported in the comparable 2007 period. The overall increase resulted primarily from a $44.0 million increase in non-interest income offset by a $32.3 million increase in the provision for loan losses and a $21.5 million increase in non-interest expense.
     Six Months. Net earnings for the six months ended June 30, 2008 was $5.1 million, $0.08 per share-diluted, a $17.8 million decrease from the earnings of $22.9 million, $0.37 per share-diluted, reported in the comparable 2007 period. The overall decrease resulted from a $38.9 million increase in non-interest expense and a $58.4 million increase in the provision for loan losses, offset by a $57.2 million increase in non-interest income and a $9.9 million decrease in federal income tax expense.
Net Interest Income
     Three Months. We recorded $61.4 million in net interest income before provision for loan losses for the three months ended June 30, 2008, a 20.4% increase from $51.0 million recorded for the comparable 2007 period. The increase reflects a $21.9 million decrease in interest income offset by an $32.2 million decrease in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that decreased more than the decrease in yields earned on loans and securities. The increase in net interest income before provision for loan losses in the three months ended June 30, 2008, as compared to the same period in 2007, resulted despite a decrease of our average interest-earning assets by $1.1 billion and our average interest-paying liabilities by $1.0 billion.
     Average interest-earning assets as a whole repriced down 15 basis points during the three months ended June 30, 2008 and average interest-bearing liabilities repriced down 65 basis points during the same period, resulting in the increase in our interest rate spread of 50 basis points to 1.77% for the three months ended June 30, 2008, from 1.27% for the comparable 2007 period. The Company recorded a net interest margin of 1.80% at June 30, 2008 as compared to 1.35% at June 30, 2007. At the Bank level, the net interest margin was 1.89% at June 30, 2008, as compared to 1.43% at June 30, 2007.
     Six Months. We recorded $116.2 million in net interest income before provision for loan losses for the six months ended June 30, 2008, an 11.8% increase from $103.9 million recorded for the comparable 2007 period. The increase reflects a $31.6 million decrease in interest income offset by a $43.9 million decrease in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that decreased more than the decrease in yields earned on loans and securities. The increase in net interest income before provision for loan losses in the six months ended June 30, 2008, as compared to the same period in 2007, resulted despite a decrease of our average interest-earning assets by $0.8 billion and our average interest-paying liabilities by $0.8 billion.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $3.5 million and $7.8 million for the three months ended June 30, 2008 and 2007 and $6.7 million and $14.0 million for the six months ended June 30, 2008 and 2007, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended June 30,
	2008			2007
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$3,009,450	$51,702	6.87%	$4,691,970	$66,559	5.67%
Loans held for investment	8,948,480	125,880	5.63%	7,781,126	123,399	6.34%
Mortgage-backed securities held to maturity	—	—	—	1,124,507	13,768	4.91%
Securities classified as available for sale	1,479,799	21,171	5.75%	936,165	13,524	5.79%
Interest-bearing deposits	210,346	1,376	2.63%	206,345	2,674	5.20%
Other	28,941	435	6.01%	59,323	2,540	8.63%

Total interest-earning assets	13,677,016	200,564	5.87%	14,799,436	222,464	6.02%
Other assets	1,614,949			963,243

Total assets	$15,291,965			$15,762,679

Interest-bearing liabilities
Deposits	$7,207,022	70,817	3.95%	$7,529,648	86,038	4.58%
FHLB advances	6,035,978	63,327	4.22%	5,513,739	64,882	4.72%
Security repurchase agreements	114,527	1,207	4.24%	1,331,090	18,041	5.44%
Other	248,685	3,814	6.13%	207,873	2,462	4.75%

Total interest-bearing liabilities	13,606,212	139,165	4.10%	14,582,350	171,423	4.75%
Other liabilities	934,775			393,561
Stockholders’ equity	750,978			786,768

Total liabilities and stockholders’ equity	$15,291,965			$15,762,679

Net interest-earning assets	$70,804			$217,086

Net interest income		$61,399			$51,041

Interest rate spread [1]			1.77%			1.27%

Net interest margin [2]			1.80%			1.35%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			101%

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Six Months Ended June 30,
	2008			2007
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$3,047,017	$101,488	6.66%	$3,991,623	$123,336	6.18%
Loans held for investment	8,764,193	252,388	5.76%	8,395,136	253,872	6.05%
Mortgage-backed securities held to maturity	602,452	15,576	5.20%	1,231,184	28,385	4.61%
Securities classified as available for sale	1,289,102	36,761	5.73%	855,245	27,122	6.40%
Interest-bearing deposits	252,258	4,145	3.30%	245,553	6,176	5.07%
Other	28,138	1,059	7.57%	77,126	4,142	10.83%

Total interest-earning assets	13,983,160	411,417	5.88%	14,795,867	443,033	5.99%
Other assets	1,493,753			1,221,206

Total assets	$15,476,913			$16,017,073

Interest-bearing liabilities
Deposits	$7,346,428	154,867	4.24%	$7,555,840	171,064	4.57%
FHLB advances	6,022,220	127,885	4.27%	5,679,606	132,734	4.71%
Security repurchase agreements	223,732	4,362	3.92%	1,176,451	30,434	5.22%
Other	248,685	8,106	6.52%	230,416	4,909	4.30%

Total interest-bearing liabilities	13,841,065	295,220	4.26%	14,642,313	339,141	4.78%
Other liabilities	915,134			584,350
Stockholders’ equity	720,714			790,410

Total liabilities and stockholders’ equity	$15,476,913			$16,017,073

Net interest-earning assets	$142,095			$153,554

Net interest income		$116,197			$103,892

Interest rate spread [1]			1.62%			1.21%

Net interest margin [2]			1.66%			1.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			101%

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended June 30,
	2008 Versus 2007
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$8,993	$(23,850)	$(14,857)
Loans held for investment	(16,021)	18,502	2,481
Mortgage-backed securities-held to maturity	35	(13,803)	(13,768)
Securities classified as available for sale	(222)	7,869	7,647
Interest-earning deposits	(1,351)	53	(1,298)
Other	(1,450)	(655)	(2,105)

Total	(10,016)	(11,884)	(21,900)

Interest-bearing liabilities:
Deposits	(11,547)	(3,674)	(15,221)
FHLB advances	(7,684)	6,129	(1,555)
Security repurchase agreements	(379)	(16,455)	(16,834)
Other	870	482	1,352

Total	(18,740)	(13,518)	(32,258)

Change in net interest income	$8,724	$1,634	$10,358

	Six Months Ended June 30,
	2008 Versus 2007
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$7,340	$(29,188)	$(21,848)
Loans held for investment	(12,648)	11,164	(1,484)
Mortgage-backed securities-held to maturity	1,683	(14,492)	(12,809)
Securities classified as available for sale	(4,244)	13,883	9,639
Interest-earning deposits	(2,201)	170	(2,031)
Other	(430)	(2,653)	(3,083)

Total	(10,500)	(21,116)	(31,616)

Interest-bearing liabilities:
Deposits	(11,451)	(4,746)	(16,197)
FHLB advances	(12,851)	8,002	(4,849)
Security repurchase agreements	(1,410)	(24,662)	(26,072)
Other	2,807	390	3,197

Total	(22,905)	(21,016)	(43,921)

Change in net interest income	$12,405	$(100)	$12,305

Provision for Loan Losses
     Three Months. During the three months ended June 30, 2008, we recorded a provision for loan losses of $43.8 million as compared to $11.5 million recorded during the same period in 2007. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio and had the effect of increasing our allowance for loan losses by $32.6 million. Net charge-offs increased in the 2008 period to $11.2 million, compared to $6.6 million for the same period in 2007, and as a percentage of investment loans, increased to an annualized 0.50% from 0.36%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s decline in credit quality as demonstrated by increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
     Six Months. During the six months ended June 30, 2008, we recorded a provision for loan losses of $78.1 million as compared to $19.7 million recorded during the same period in 2007. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio and had the effect of increasing our allowance for loan losses by $50.0 million. Net charge-offs increased in the 2008 period to $28.1 million, compared to $12.1 million for the same period in 2007, and as a percentage of investment loans, increased to an annualized 0.64% from 0.33%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s decline in credit quality as demonstrated by increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net gain on sales of MSRs, (vi) net gain on sales of securities available for sale, (vii) loss on trading securities and (viii) other fees and charges. During the three months ended June 30, 2008, non-interest income increased to $100.3 million from $56.3 million in the comparable 2007 period. During the six months ended June 30, 2008, non-interest income increased to $152.9 million from $95.7 million in the comparable 2007 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three months. Loan fees recorded during the three months ended June 30, 2008 totaled $0.6 million compared to $1.4 million recorded during the comparable 2007 period. This decrease is the result of the completion of our enhancements to our SFAS 91 processes in the latter half of 2007. As a result, we capitalized loan fees on an expanded group of loan products during the 2008 period versus the same period in 2007.
     Six months. Loan fees recorded during the six months ended June 30, 2008 totaled $1.5 million compared to $2.6 million recorded during the comparable 2007 period. This decrease is the result of the completion of our enhancements to our SFAS 91 processes in the latter half of 2007. As a result, we capitalized loan fees on an expanded group of loan products during the 2008 period versus the same period in 2007.
     Deposit Fees and Charges. Our banking operation records deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.
     Three months. During the three months ended June 30, 2008, we recorded $6.8 million in deposit fees versus $5.7 million in the comparable 2007 period. This increase is attributable to the increase in our non-sufficient funds fees and other depository fees as our banking franchise continues to expand.
     Six months. During the six months ended June 30, 2008, we recorded $12.8 million in deposit fees versus $10.7 million recorded in the comparable 2007 period. This increase is attributable to the increase in our non-sufficient funds fees and other depository fees as our banking franchise continues to expand.
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
     Three Months. The loan administration income during the three month period ended June 30, 2008 increased to $37.4 million up from $1.9 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $35.2 million and a mark to market adjustment of $2.9 million on the fair value of the residential MSRs and was offset by amortization on consumer mortgage servicing of $0.7 million. The mark to market adjustment was net of hedging losses of $69.2 million.
     Six Month. The loan administration income during the six month period ended June 30, 2008 increased to $20.3 million up from $4.2 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $65.6 million which was offset by amortization on consumer mortgage servicing of $1.3 million and a mark to market adjustment of $44.1 million on the fair value of the residential MSRs. The mark to market adjustment was net of hedging losses of $55.8 million. Although the fair value method of accounting was adopted effective January 1,

2008, we did not begin hedging the portfolio until the latter portion of the first quarter. During the 2007 period, we recorded revenues from servicing fees and ancillary income of $37.2 million which was offset by amortization of $33.4 million. The increase in the servicing fees and ancillary income in the 2008 period is due to the significant increase in the loans serviced during the 2008 period over the corresponding period in 2007. The total unpaid principal balance of loans serviced for others was $45.8 billion at June 30, 2008, versus $32.5 billion serviced at December 31, 2007, and $21.5 billion serviced at June 30, 2007.
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
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net gain on loan sales	$43,826	$28,144	$107,252	$53,298

Loans sold or securitized	$8,106,544	$5,730,633	$15,266,871	$11,020,249

Spread achieved	0.54%	0.49%	0.70%	0.48%

     Three months. For the three months ended June 30, 2008, there was a net gain on loan sales of $43.8 million, as compared to a $28.1 million gain in the 2007 period, an increase of $15.7 million. The 2008 period reflects the sale of $8.1 billion in loans versus $5.7 billion sold in the 2007 period. Management believes changes in market conditions during the 2008 period resulted in an increased mortgage loan origination volume ($8.1 billion in the 2008 period vs. $7.2 billion in the 2007 period) and an increased overall gain on sale spread (54 basis points in the 2008 period versus 49 basis points in the 2007 period).
     Our calculation of net gain on loan sales reflects gross gains on loan sales changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $6.2 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively. Lower of cost or market adjustments amounted to $22.5 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $2.8 million and $2.4 million, for the three months ended June 30, 2008 and 2007, respectively. Our adoption of SEC Staff Accounting Bulletin 109 as of January 1, 2008 increased our net gain on loan sales for the three months ended June 30, 2008 by approximately $5.9 million. See Note 3 — Recent Accounting Developments in, Item 1. Financial Statements, herein. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $108.3 million and $86.0 million for the three months ended June 30, 2008 and 2007, respectively.
     Six months. For the six months ended June 30, 2008, net gain on loan sales increased $54.0 million to $107.3 million from the $53.3 million in the 2007 period. The 2008 period reflects the sale of $15.3 billion in loans versus $11.0 billion sold in the 2007 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($15.9 billion in the 2008 period versus $12.7 billion in the 2007 period) and a higher overall gain on sale spread (70 basis points in the 2008 versus 48 basis points in the 2007 period).
     Our calculation of net gain on loan sales reflects gross gains on loan sales, changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $27.0 million and $7.5 million for the six months ended June

30, 2008 and 2007, respectively. Lower of cost or market adjustments amounted to $22.7 million and $0.1 million for the six months ended June 30, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $5.8 million and $4.5 million, for the six months ended June 30, 2008 and 2007, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $205.3 million and $154.0 million for the six months ended June 30, 2008 and 2007, respectively.
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
     Three months. During the three month period ending June 30, 2008, we did not sell any servicing rights on a bulk basis; however, we sold $2.0 billion of servicing rights on a bulk basis during the comparable 2007 period. For the three months ended June 30, 2008, we recognized a loss of $0.8 million on our change in the estimate of amounts receivable from past MSR sales. The $5.6 million gain on MSR sales for the three months ended June 30, 2007 resulted from the $2.0 billion of servicing rights sold during that period.
     Six months. During the six month period ending June 30, 2008, we did not sell any servicing rights on a bulk basis; however, for the same period in 2007, we sold $2.0 billion of servicing rights on a bulk basis. For the six months ended June 30, 2008, we recognized a loss of $0.5 million on our change in estimate of amounts receivable from past MSR sales. The $5.7 million gain on MSR sales for the six months ended June 30, 2007 was the result of the sale of $2.0 billion of servicing rights during that period.
     Net Gain on Sales of Securities Available for Sale.
     Three Months. Gains (losses) on the sale of agency securities available for sale that are recently created with underlying mortgage products originated by Flagstar are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 30 days before sale. During the three months ended June 30, 2008, sales of these agency securities with underlying mortgage products originated by Flagstar were $1.2 billion resulting in $4.4 million of net gain on loan sale.
     During the three months ended June 30, 2008, we sold $895.0 million in available for sales securities consisting of agency securities. Gain (loss) on sales for these available for sale securities types are reported in net gain on sale of available for sales securities. These sales generated a $4.9 million net gain on sale of available for sale securities.
     Six Months. During the six months ended June 30, 2008, sales of agency securities with underlying mortgage products originated by Flagstar were $2.7 billion resulting in $1.6 million of net gain on loan sale. There were no such sales in the six months ended June 30, 2007.
     During the six months ended June 30, 2008, we sold $895.0 million in available for sales securities consisting of agency securities. These sales generated a $4.9 million net gain on sale of available for sale securities. In the six months ended June 30, 2007, we sold $141.9 million in purchased agency and non-agency securities available for sale. This sale generated a net gain on sale of available for sale securities of $0.7 million.
     Loss on Trading Securities. Securities classified as trading are comprised of residual interests from private-label securitizations. Loss on securities classified as trading is the result of a reduction in the estimated fair value of the securities.
     Three Months. During the three months ended June 30, 2008, we recorded a $4.1 million loss on trading securities. The loss was primarily due to the increase in the estimated cumulative loss expectations which were only partially offset by the changes to prepayment speeds related to the loans underlying the residual interests. These changes caused a reduction in the fair value of the residual interests from our private-label securitizations.
     Six Months. During the six months ended June 30, 2008, we recorded a $13.6 million loss on trading securities. The loss was primarily due to the increase in the estimated cumulative loss expectations which were only partially offset by the changes to prepayment speeds related to the loans underlying the residual interests. These changes caused a reduction in the fair value of the residual interests from our private-label securitizations.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.

     Three months. During the three months ended June 30, 2008, we recorded $5.3 million in cash dividends received on FHLB stock, compared to $3.3 million received during the three months ended June 30, 2007. At June 30, 2008 and 2007, we owned $373.4 million and $329.0 million of FHLB stock, respectively. We also recorded $1.9 million and $0.8 million in subsidiary income for the three months ended June 30, 2008 and 2007, respectively. In addition, we recorded income of $0.2 million and an expense of $1.4 million related to adjustments to our estimates in calculating our secondary market reserve, for the three months ended June 30, 2008 and 2007, respectively.
     Six months. During the six months ended June 30, 2008, we recorded $9.7 million in cash dividends received on FHLB stock, compared to the $7.4 million received during the six months ended June 30, 2007. We also recorded $3.4 million and $1.6 million in subsidiary income for the six months ended June 30, 2008 and 2007, respectively. In addition, we recorded income of $1.6 million and an expense of $5.4 million relating to adjustments to our estimates in calculating our secondary market reserve, for the six months ended June 30, 2008 and 2007, respectively.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease” (“SFAS 91”). As required by SFAS 91, loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Compensation and benefits	$54,411	$42,847	$111,037	$85,496
Commissions	30,788	19,517	60,103	34,822
Occupancy and equipment	20,471	17,038	40,324	33,824
Advertising	2,332	2,804	4,657	4,654
Federal insurance premium	1,818	1,039	3,345	1,821
Communications	2,136	1,533	4,243	2,980
Other taxes	384	(10)	1,275	(583)
Other	14,879	11,178	23,707	23,366

Subtotal	127,219	95,946	248,691	186,380
Less: capitalized direct costs of loan closings, under SFAS 91	(33,483)	(23,712)	(65,786)	(42,340)

Non-interest expense	$93,736	$72,234	$182,905	$144,040

Efficiency ratio (1)	58.0%	67.3%	68.0%	72.1%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three Months. Non-interest expense, before the capitalization of loan origination costs, increased $31.3 million to $127.2 million during the three months ended June 30, 2008, from $95.9 million for the comparable 2007 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	The banking operation conducted business from 14 more facilities at June 30, 2008 than at June 30, 2007.

•	We conducted business from 48 more home lending centers at June 30, 2008 than at June 30, 2007.

•	The home lending operation originated $8.1 billion in residential mortgage loans during the 2008 quarter versus $7.2 billion in the comparable 2007 quarter.

•	We employed 3,389 salaried employees at June 30, 2008 versus 2,689 salaried employees at June 30, 2007.

•	We employed 229 full-time national account executives at June 30, 2008 versus 168 at June 30, 2007.

•	We employed 562 full-time retail loan originators at June 30, 2008 versus 294 at June 30, 2007.

     Compensation and benefits expense increased $11.4 million during the 2008 period from the comparable 2007 period to $54.4 million, with the increase primarily attributable to regular salary increases for employees, additional staff and support personnel for the newly-opened banking centers, additional staff for collections and loss mitigation and additional underwriters and other support staff to manage the sizeable increase in FHA business.
     The change in commissions earned by the commissioned sales staff, during the 2008 period over the comparable 2007 period, was an $11.3 million increase. This increase reflects the increased number of full-time loan originators during the period, increased loan originations and a change in the compensation structure.
     The 33.1% increase in other expense during the 2008 period from the comparable 2007 period is reflective of the increased mortgage loan originations and the increased number of banking centers and home lending centers in operation during the period offset in part by an administrative cost savings measure.
     During the three months ended June 30, 2008, we capitalized direct loan origination costs of $33.5 million, an increase of $9.8 million from $23.7 million for the comparable 2007 period. This 41.4% increase is a result of an $11.3 million, or 57.7%, increase in commission expense and an increase in the direct loan origination costs during the 2008 period versus the 2007 period.
     Six months. Non-interest expense, before capitalization of direct loan origination costs, increased $62.3 million to $248.7 million during the six months ended June 30, 2008, from $186.4 million for the comparable 2007 period.
     Compensation and benefits expense increased $25.5 million during the 2008 period from the comparable 2007 period to $111.0 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly-opened banking centers, additional staff for collections and loss mitigation and additional underwriters and other support staff to manage the sizeable increase in FHA business.
     Commissions earned by to the commissioned sales staff for the comparable period increased $25.3 million.
     The 1.5% increase in other expense during the 2008 period from the comparable 2007 period is reflective of the increased mortgage loan originations and the increased number of home lending centers and the increased number of banking centers in operation during the period.
     During the six months ended June 30, 2008, we capitalized direct loan origination costs of $65.8 million, an increase of $23.5 million from $42.3 million for the comparable 2007 period. This 55.4% increase is a result of the increase in commission expense and other direct loan origination costs resulting from the increase in loan originations.
Provision for Federal Income Taxes
     For the three months ended June 30, 2008, our provision for federal income taxes as a percentage of pretax earnings was 34.7% compared to 36.1% in 2007. For the six months ended June 30, 2008, our provision for federal income taxes as a percentage of pretax earnings was 36.8% compared to 36.2% in 2007. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from our private-label securitizations. The residual interests in these securitizations was $33.8 million at June 30, 2008 versus $13.7 million at December 31, 2007. The increase in securities classified as trading was a result of our decision, in conjunction with the fair value option under SFAS 159, to reclassify the residual interests that were previously classified as securities available for sale to the trading category. Changes to fair value are recorded in the consolidated statement of earnings.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and residual interests from securitizations of mortgage loan products decreased from $1.3 billion at December 31, 2007, to $978.0 million at June 30, 2008. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.3 billion at December 31, 2007 to zero at June 30, 2008. The decrease was attributable to management’s decision to reclassify these securities to the available for sale category as of March 31, 2008. The reclassification was required because management no longer intends to hold these securities to maturity. A significant portion of these securities were sold during the three month period ended June 30, 2008. At December 31, 2007, $107.3 million of the mortgage-backed securities were pledged as collateral under security repurchase agreements.
     Other Investments. Our investment portfolio increased from $26.8 million at December 31, 2007, to $29.8 million at June 30, 2008. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At June 30, 2008, we held loans available for sale of $2.7 billion, which was a decrease of $0.8 billion from $3.5 billion held at December 31, 2007. During the quarter ended June 30, 2008, certain mortgage loans and all consumer loans and second mortgage loans classified as available for sale were reclassified as held for investment because management no longer has the intent to sell such loans. The change in managements intent with respect to these loans was caused by the continued disruption of the secondary market. The loans reclassified to held for investment were transferred at fair value. The loans reclassified were written down to a fair value of $648.7 million which resulted in a loss on loan sales of $22.5 million. During the quarter ended March 31, 2008, management reclassified approximately $592.9 million of mortgage loans from loans available for sale to loans held for investment. Such loans were reclassified at fair value and resulted in a $0.2 million loss on loan sales.
     Loans Held for Investment. Loans held for investment at June 30, 2008 increased $906.9 million from December 31, 2007. The increase was principally attributable to reclassifications of approximately $1.3 billion of mortgage loans, second mortgage loans and consumer loans from loans available for sale. See Note 7 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein.
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
     The allowance for loan losses increased to $154.0 million at June 30, 2008 from $104.0 million at December 31, 2007, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) increased to $332.5 million from $197.1 million at June 30, 2008 and December 31, 2007, respectively. The allowance for loan losses as a percentage of investment loans increased to 1.69% at June 30, 2008 from 1.28% at December 31, 2007. The increase in the allowance for loan losses at June 30, 2008 reflects management’s assessment of the effect of increased levels of charge-offs as well as increases in classified and non-performing loans. However, the allowance for loan losses as a percentage of non-performing loans decreased to 46.3% from 52.8% at June 30, 2008 and December 31, 2007, respectively, as the increase in classified and non-performing loans has risen at a higher rate than the anticipated losses on those loans. The delinquency rate increased in the first six months of the year to 5.48% as of June 30, 2008, up from 4.03% as of December 31, 2007.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of delinquent and non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At June 30, 2008, 75.7% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	June 30,	% of	December 31,	% of	June 30,	% of
Days Delinquent	2008	Loans	2007	Loans	2007	Loans
	(Dollars in thousands)
30	$95,311	1.05%	$59,811	0.74%	$50,202	0.66%
60	69,930	0.77	70,450	0.87	30,451	0.40
90	332,539	3.66	197,149	2.42	99,298	1.29

Total	$497,780	5.48%	$327,410	4.03%	$179,951	2.35%

Investment loans	$9,091,262		$8,134,397		$7,655,473

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

The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $159.9 million, 60 day delinquencies equaled $86.5 million and 90 day delinquencies equaled $401.7 million at June 30, 2008. Total delinquent loans under the MBA Method total $648.1 million or 7.13% of loans held for investment at June 30, 2008, as compared to, delinquent loans at December 31, 2007 of $478.3 million, or 5.88% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Six Months Ended		Year Ended
	June 30,	June 30,	December 31,
	2008	2007	2007
Beginning balance	$104,000	$45,779	$45,779
Provision for loan losses	78,096	19,745	88,297
Charge-offs
Mortgage loans	(16,097)	(8,424)	(17,468)
Consumer loans	(3,136)	(4,711)	(9,827)
Commercial loans	(8,952)	—	(4,765)
Construction loans	(86)	—	—
Other	(909)	(716)	(1,599)

Total charge-offs	(29,180)	(13,851)	(33,659)

Recoveries
Mortgage loans	227	408	687
Consumer loans	585	1,145	2,258
Commercial loans	7	—	174
Construction loans	—	—	—
Other	265	174	464

Total recoveries	1,084	1,727	3,583

Charge-offs, net of recoveries	(28,096)	(12,124)	(30,076)

Ending balance	$154,000	$53,400	$104,000

Net charge-off ratio	0.64%	0.33%	0.38%

     Accrued Interest Receivable. Accrued interest receivable decreased from $57.9 million at December 31, 2007, to $51.5 million at June 30, 2008, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended June 30, 2008 and 2007, we repurchased $22.1 million and $16.5 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $11.3 million at June 30, 2008 and $8.1 million at December 31, 2007, and is included within other assets in our consolidated statements of financial condition.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $244.6 million at June 30, 2008, an increase of $6.9 million, or 2.9%, from $237.7 million at December 31, 2007. The increase reflects the continued expansion of our retail banking center network.

     Mortgage Servicing Rights. At June 30, 2008, MSRs included residential MSRs at fair value amounting to $661.8 million and consumer MSRs at amortized cost amounting to $10.6 million. At December 31, 2007, all MSRs were accounted for on an amortized cost basis and amounted to $414.0 million of which $402.2 million were residential. As of January 1, 2008, we elected the fair value method for residential MSRs and recorded a cumulative effect adjustment of $43.7 million which increased the balance of our residential MSRs. During the six month period ended June 30, 2008, we recorded additions to our residential MSRs of $103.0 million due to loan sales or securitizations. Additionally, we recorded a fair value adjustment to increase the fair value of the residential MSRs by $72.2 million. The adjustment included approximately $32.5 million in the fair value of payoffs and $44.7 million of market driven charges, primarily a decrease in mortgage loan rates that led to an expected increase in prepayment speeds. The increase in the capitalized value of the MSRs from December 31, 2007 to June 30, 2008 includes the effect of the change in accounting from amortized cost to fair value. In addition, the increase in value is due to the increase in mortgage rates which have led to a decrease in expected prepayment rates. See Note 9 in Part I, Item 1 Financial Statements, herein.
     The principal balance of the loans underlying our total MSRs was $45.8 billion at June 30, 2008 versus $32.5 billion at December 31, 2007, with the increase primarily attributable to having no bulk MSR sales during the 2008 period.
     Other Assets. Other assets increased $136.5 million, or 90.3%, to $287.6 million at June 30, 2008, from $151.1 million at December 31, 2007. The majority of this change was attributable to an increase of $52.0 million in margin accounts relating to MSR derivatives, a $50.8 million increase in mortgage banking derivatives and an increase of $41.5 million of amounts receivable from GNMA related to insured loans repurchased. These increases were offset in part by the $55.8 million fair value adjustment of the mortgage banking derivatives.
Liabilities
     Deposit Accounts. Deposit accounts decreased $0.7 billion to $7.5 billion at June 30, 2008, from $8.2 billion at December 31, 2007. Although our total deposits decreased, the majority of the decrease came from a reduction in more expensive certificates of deposit, municipal deposits and national accounts. This reduction was executed as part of our strategy to shrink our balance sheet and increase our net interest margin. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	June 30, 2008			December 31, 2007
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$455,523	0.65%	6.09%	$436,239	1.60%	5.30%
Savings accounts	441,017	2.39%	5.90	237,762	2.90%	2.89
MMDA	544,390	2.47%	7.28	531,587	3.86%	6.45
Certificates of deposit(1)	3,597,842	4.27%	48.11	3,870,828	4.99%	46.99

Total Retail Deposits	5,038,772	3.58%	67.38	5,076,416	4.48%	61.63

Municipal deposits(2)	893,901	3.01%	11.95	1,545,395	5.04%	18.76
National accounts	957,860	4.78%	12.81	1,141,549	4.64%	13.86
Company controlled deposits(3)	587,655	0.00%	7.86	473,384	0.00%	5.75

Total Deposits	$7,478,188	3.39%	100.0%	$8,236,744	4.35%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.0 billion and $2.8 billion at June 30, 2008 and December 31, 2007, respectively.

(2)	Municipal deposits includes funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $0.9 billion at June 30, 2008 and $1.5 billion at December 31, 2007. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through nationwide advertising of deposit rates and the use of investment banking firms. National deposit accounts decreased a net $0.1 billion to $1.0 billion at June 30, 2008, from $1.1 billion at December 31, 2007. At June 30, 2008, the national deposit accounts had a weighted maturity of 14.0 months.
     The Company controlled accounts increased $0.1 billion to $0.6 billion at June 30, 2008. This increase reflects the increase in mortgage loans serviced for others.

     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed rate putable advances	$2,150,000	4.02%	$1,900,000	4.13%
Short-term fixed rate term advances	836,000	3.98%	1,851,000	4.07%
Long-term fixed rate term advances	2,750,000	4.67%	2,550,000	4.69%

Total	$5,736,000	4.32%	$6,301,000	4.34%

     FHLB advances decreased $0.6 billion to $5.7 billion at June 30, 2008, from $6.3 billion at December 31, 2007, as expected in connection with our plan to reduce our assets and liabilities. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.5 billion at June 30, 2008.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At both June 30, 2008 and December 31, 2007, we had security repurchase agreements amounting to $108.0 million.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both June 30, 2008 and December 31, 2007, we had $248.7 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable decreased $4.3 million from December 31, 2007 to $42.8 million at June 30, 2008. The decrease was principally due to the decrease in interest rates during 2008 on our interest-bearing liabilities.
     Federal Income Taxes Payable. Federal income taxes payable increased to $1.6 million at June 30, 2008, from zero at December 31, 2007. This increase is attributable to the provision for federal income taxes on earnings offset by the change in federal income tax on other comprehensive loss during the three months ended June 30, 2008.
     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.
     The secondary market reserve increased $0.4 million to $28.0 million at June 30, 2008, from $27.6 million at December 31, 2007. This increase is attributable to the Company’s expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$27,400	$26,500	$27,600	$24,200
Provision
Charged to gain on sale for current loan sales	2,813	2,379	5,807	4,542
Charged to other fees and charges for changes in estimates	(200)	2,659	(1,561)	5,392

Total	2,613	5,038	4,246	9,934
Charge-offs, net	(2,013)	(4,238)	(3,846)	(6,834)

Balance, end of period	$28,000	$27,300	$28,000	$27,300

     Reserve levels are a function of expected losses based on actual pending and expected claims, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at June 30, 2008 is adequate.
Liquidity and Capital
     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. Our primary sources of funds are deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations, custodial accounts and customer escrow accounts. We can also draw upon our line of credit at the Federal Reserve discount window. While we believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future, there is currently illiquidity in the non-agency secondary mortgage market and reduced investor demand for mortgage-backed securities and loans in that market. Under these conditions, we use our liquidity, as well as our capital capacity, to hold increased levels of both securities and loans. While our liquidity and capital positions are currently sufficient, our capacity to retain loans and securities on our consolidated statement of financial condition is not unlimited and we have revised our lending guidelines as a result of a prolonged period of secondary market illiquidity to primarily originate loans that could readily be sold to Fannie Mae and Freddie Mac or be federally insured by Ginnie Mae.
     Retail deposits decreased to $5.0 billion at June 30, 2008, as compared to $5.1 billion at December 31, 2007.
     Mortgage loans sold during the six months ended June 30, 2008 totaled $15.3 billion, an increase of $4.3 billion from the $11.0 billion sold during the same period in 2007. We attribute this increase to the interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans, to an increase in our market share which we believe results in part from the reduced number of potential competitors and to our decision to sell substantially all of the residential mortgage loans that we originate during 2008. Among other things, our increase in market share was driven by a significant increase in FHA volume, as we are now the 6th largest FHA lender in the United States. We sold 99.1% and 87.1% of our mortgage loan originations during the six month periods ended June 30, 2008 and 2007, respectively.
     We use FHLB advances and, to a lesser extent, security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales, custodial accounts and escrow accounts. We currently have an authorized line of credit equal to $7.5 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At June 30, 2008, we had borrowed $5.7 billion. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At June 30, 2008, we had arrangements to enter into security repurchase agreements, which is a form of collateralized short-term borrowing, with multiple financial institutions (each of which is a primary dealer for Federal Reserve purposes). Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At June 30, 2008, our security repurchase agreements totaled $108.0 million.
     At June 30, 2008, we had arrangements with the Federal Reserve Bank of Chicago (FRB) to borrow as needed from its discount window. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide.

     At June 30, 2008, the lendable value of the collateral we pledged to the FRB totaled $0.9 billion of which no borrowings were outstanding.
     At June 30, 2008, we had outstanding rate-lock commitments to lend $2.6 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $139.7 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2008, we had outstanding commitments to sell $3.1 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.7 billion at June 30, 2008, including $962.9 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $432.3 million at June 30, 2008. There was an additional $12.0 million in undrawn lines of credit contained within consumer loans.
     Regulatory Capital Adequacy. At June 30, 2008, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in nine separate private offerings to the capital markets and as to which $247.4 million of such securities were outstanding at June 30, 2008.
     On May 19, 2008, the Company completed a private placement transaction which resulted in net proceeds to the Company of $94 million, of which $72 million was contributed to the Bank for working capital purposes. The amount remaining at the Company is expected to be utilized for payments on long-term debt and other corporate expenses. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

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
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended June 30, 2008, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Other than as set forth below, there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”). The first two risk factors below, previously included in the Form 10-Q for the quarter ended March 31, 2008, are in addition to the risk factors included in the 2007 Form 10-K, and the last risk factor below replaces the risk factor in the 2007 Form 10-K labeled “Our ability to borrow funds and raise capital could be limited, which could adversely affect our earnings.”
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
     Our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings.
     Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon our results of operations including, but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the statement of financial condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer ratings or a decline in our perception within the marketplace and could result in a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital.

     Our ability to make mortgage loans depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations, deposits, which include custodial amounts from our agency servicing portfolio, borrowings from the FHLB, borrowings from investment and commercial banks through repurchase agreements, and capital-raising activities. If we are unable to maintain any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will able to renew or maintain our financing arrangement or that we will be able to adequately access capital markets when or if a need for additional capital arises.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     On May 19, 2008, we sold 12,000,000 shares of the Company’s common stock and 47,982 shares of the Company’s Mandatory Convertible Non-Cumulative Perpetual Preferred Stock to institutional and individual investors in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Disclosure required by Item 2 of Part II to Form 10-Q was provided in our Current Report on Form 8-K and the Exhibits attached thereto dated May 16, 2008.
     Issuer Purchases of Equity Securities
     The Company made no purchases of its equity securities during the quarter ended June 30, 2008.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of Stockholders of the Company was held on May 23, 2008. The agenda items for such meeting are shown below together with the vote of the Company’s common stockholders with respect to such agenda items.
     1. The election of seven directors to serve until the 2010 Annual Meeting of Stockholders.

	Votes For	Votes Withheld
Thomas J. Hammond	50,589,072	4,664,034
Kirstin A. Hammond	50,596,925	4,656,181
Charles Bazzy	48,679,492	6,573,614
Michael Lucci, Sr.	49,982,629	5,270,477
Robert W. DeWitt	48,687,521	6,565,585
Frank D’Angelo	49,975,780	5,277,326
William F. Pickard	50,685,493	4,567,613
     The terms of the other directors, Mark T. Hammond, Robert O. Rondeau, Jr., James D. Coleman, Richard S. Elsea, B. Brian Tauber and Jay J. Hansen, continued after such meeting.
     2. The ratification of the appointment of Virchow, Krause & Company, LLP as the Company’s independent registered public accountant for the year ending December 31, 2008.

Votes For	Votes Against	Abstain	Non-Vote
54,766,949	386,491	99,666	—
Item 5. Other Information
     None.

Item 6. Exhibits
11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: August 5, 2008	/s/ Mark T. Hammond
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