Form 10-Q
period 2008-09-30
FLAGSTAR BANCORP INC
filed 2008-11-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑.
     As of November 6, 2008, 83,626,726 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD—LOOKING STATEMENTS
     This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “assumes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions.
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

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition — September 30, 2008 (unaudited) and December 31, 2007.
Unaudited Consolidated Statements of Operations — For the three and nine months ended September 30, 2008 and 2007.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — For the nine months ended
September 30, 2008 (unaudited) and for the year ended December 31, 2007.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2008 and 2007.
Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At September 30,	At December 31,
	2008	2007
	(Unaudited)
Assets
Cash and cash items	$155,889	$129,992
Interest-bearing deposits	192,046	210,177

Cash and cash equivalents	347,935	340,169
Securities classified as trading	23,074	13,703
Securities classified as available for sale	1,041,446	1,308,608
Mortgage-backed securities held to maturity (fair value $1.3 billion at December 31, 2007)	—	1,255,431
Other investments	31,826	26,813
Loans available for sale	1,961,352	3,511,310
Loans held for investment	9,134,884	8,134,397
Less: allowance for loan losses	(224,000)	(104,000)

Loans held for investment, net	8,910,884	8,030,397

Total interest-earning assets	12,160,628	14,356,439
Accrued interest receivable	53,308	57,888
Repossessed assets, net	119,205	95,074
Federal Home Loan Bank stock	373,443	348,944
Premises and equipment, net	246,340	237,652
Mortgage servicing rights at fair value	722,159	—
Mortgage servicing rights, net	9,992	413,986
Other assets	318,405	151,120

Total assets	$14,159,369	$15,791,095

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$7,420,804	$8,236,744
Federal Home Loan Bank advances	5,438,000	6,301,000
Security repurchase agreements	108,000	108,000
Long term debt	248,660	248,685

Total interest-bearing liabilities	13,215,464	14,894,429
Accrued interest payable	27,237	47,070
Secondary market reserve	28,600	27,600
Other liabilities	211,597	129,018

Total liabilities	13,482,898	15,098,117
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, 25,000,000 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value, 150,000,000 shares authorized; 83,626,726 and 63,656,979 shares issued, and 83,626,726 and 60,270,624 shares outstanding at September 30, 2008 and December 31, 2007, respectively	836	637
Additional paid in capital	118,664	64,350
Accumulated other comprehensive loss	(95,668)	(11,495)
Retained earnings	652,639	681,165
Treasury stock, at cost, no shares at September 30, 2008, and 3,386,355 shares at December 31, 2007	—	(41,679)

Total stockholders’ equity	676,471	692,978

Total liabilities and stockholders’ equity	$14,159,369	$15,791,095

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Unaudited)
Interest Income
Loans	$172,163	$201,464	$526,039	$578,673
Mortgage-backed securities held to maturity	—	15,485	15,576	43,869
Securities available for sale	14,563	15,212	51,325	42,334
Interest-bearing deposits	1,416	3,647	5,561	9,823
Other	395	1,343	1,453	5,486

Total interest income	188,537	237,151	599,954	680,185

Interest Expense
Deposits	60,940	91,117	215,807	262,181
FHLB advances	62,348	70,534	190,168	203,268
Federal reserve borrowings	419	—	484	—
Security repurchase agreements	1,179	17,982	5,541	48,416
Other	3,810	3,582	11,916	10,495

Total interest expense	128,696	183,215	423,916	524,360

Net interest income	59,841	53,936	176,038	155,825
Provision for loan losses	89,612	30,195	167,708	49,941

Net interest income (loss) after provision for loan losses	(29,771)	23,741	8,330	105,884

Non-Interest Income
Loan fees and charges	777	(218)	2,278	1,257
Deposit fees and charges	7,183	5,808	20,029	16,496
Loan administration	25,655	4,333	45,980	10,097
Net gain (loss) on loan sales	22,152	(17,457)	129,403	35,841
Net gain on sales of mortgage servicing rights	896	456	348	6,181
Net gain (loss) on sales of securities available for sale	149	(2,944)	5,019	(2,215)
(Loss) gain on trading securities	(12,899)	1,914	(26,485)	1,914
Other fees and charges	9,475	9,376	29,768	29,039

Total non-interest income	53,388	1,268	206,340	98,610

Non-Interest Expense
Compensation and benefits	51,461	40,037	157,538	118,680
Occupancy and equipment	19,462	17,599	59,721	51,380
Asset resolution	18,019	1,952	29,799	6,912
General and administrative	30,222	13,672	55,010	39,920

Total non-interest expense	119,164	73,260	302,068	216,892

Loss before federal income taxes	(95,547)	(48,251)	(87,398)	(12,398)
Benefit for federal income taxes	(33,456)	(16,196)	(30,454)	(3,233)

Net Loss	$(62,091)	$(32,055)	$(56,944)	$(9,165)

Loss per share
Basic	$(0.79)	$(0.53)	$(0.83)	$(0.15)

Diluted	$(0.79)	$(0.53)	$(0.83)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands, except per share data)

				Accumulated
			Additional	Other			Total
	Preferred	Common	Paid in	Comprehensive	Retained	Treasury	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at January 1, 2007	$—	$636	$63,223	$5,182	$743,193	$—	$812,234
Net loss	—	—	—	—	(39,225)	—	(39,225)
Reclassification of gain on swap extinguishment	—	—	—	(101)	—	—	(101)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities available for sale	—	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	—	(55,902)
Adjustment to initially apply FIN 48	—	—	—	—	(1,428)	—	(1,428)
Stock options exercised	—	1	69	—	—	—	70
Stock-based compensation	—	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(41,705)	(41,705)
Issuance of treasury stock	—	—	—	—	—	26	26
Dividends paid ($0.35 per share)	—	—	—	—	(21,375)	—	(21,375)

Balance at December 31, 2007	—	637	64,350	(11,495)	681,165	(41,679)	692,978
(Unaudited)
Net loss	—	—	—	—	(56,944)	—	(56,944)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	(236)	—	—	(236)
Change in net unrealized loss on securities available for sale	—	—	—	(83,937)	—	—	(83,937)

Total comprehensive loss	—	—	—	—	—	—	(141,117)
Cumulative effect adjustment due to change of accounting for residential mortgage servicing rights	—	—	—	—	28,418	—	28,418
Issuance of preferred stock	1	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	41,092
Conversion of preferred stock	(1)	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	(587)	—	—	587	—
Stock options exercised	—	—	77	—	—	—	77
Stock-based compensation	—	—	867	—	—	—	867
Tax effect from stock-based compensation	—	—	(205)	—	—	—	(205)

Balance at September 30, 2008	$—	$836	$118,664	$(95,668)	$652,639	$—	$676,471

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating Activities
Net loss	$(56,944)	$(9,165)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	167,708	49,941
Depreciation	17,015	19,024
Amortization of MSRs	1,949	52,668
Decrease in valuation allowance in mortgage servicing rights	(82)	(358)
Loss on fair value of residential mortgage servicing rights, net of hedging gains (losses)	58,839	—
Stock-based compensation expense	867	1,119
Loss on interest rate swaps	149	—
Net gain on the sale of assets	(429)	(3,041)
Net gain on loan sales	(129,403)	(35,841)
Net gain on sales of mortgage servicing rights	(348)	(6,181)
Net (gain) loss on securities classified as available for sale	(5,019)	2,215
Unrealized (gain) loss on trading securities	26,485	(1,914)
Proceeds from sales and securitization of loans available for sale	18,745,006	16,031,878
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(21,068,787)	(19,018,391)
Decrease (increase) in accrued interest receivable	4,580	(11,062)
(Increase) decrease in other assets	(88,256)	387
Decrease in accrued interest payable	(19,833)	(119)
Net tax effect of stock grants issued	205	25
Decrease in federal income taxes payable	(98,996)	(21,229)
Decrease in payable for securities purchased	—	(249,694)
Increase in other liabilities	47,591	8,318

Net cash used in operating activities	(2,397,703)	(3,191,420)

Investing Activities
Net change in other investments	(5,013)	(745)
Repayment of mortgage-backed securities held to maturity	90,846	249,475
Proceeds from sale of investment securities available for sale	913,798	254,937
Repayment (purchase) of investment securities available for sale	138,988	(132,755)
Proceeds from sales of portfolio loans	1,312,084	693,283
Origination of portfolio loans, net of principal repayments	1,474,806	708,063
Purchase of Federal Home Loan Bank stock	(24,499)	(53,524)
Investment in unconsolidated subsidiary	—	1,238
Proceeds from the disposition of repossessed assets	78,447	70,318
Acquisitions of premises and equipment, net of proceeds	(24,240)	(25,891)
Proceeds from the sale of mortgage servicing rights	—	33,915

Net cash provided by investing activities	3,955,217	1,798,314

Financing Activities
Net (decrease) increase in deposit accounts	(815,940)	862,068
Net decrease in security repurchase agreements	—	(522,138)
Net (decrease) increase in Federal Home Loan Bank advances	(863,000)	985,000
Payment on other long term debt	(25)	—
Issuance of junior subordinated debt	—	40,000
Net receipt of payments of loans serviced for others	21,005	17,069
Net receipt of escrow payments	12,885	19,931
Proceeds from the exercise of stock options	77	(241)
Net tax effect of stock grants issued	(205)	(25)
Issuance of preferred stock	45,797	—
Issuance of common stock	8,566	—
Issuance of treasury stock	41,092	26

	For the Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Dividends paid to stockholders	—	(18,361)
Purchase of treasury stock	—	(41,705)

Net cash (used in) provided by financing activities	(1,549,748)	1,341,599

Net increase (decrease) in cash and cash equivalents	7,766	(51,507)
Beginning cash and cash equivalents	340,169	277,236

Ending cash and cash equivalents	$347,935	$225,729

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$149,855	$88,576

Total interest payments made on deposits and other borrowings	$443,748	$524,479

Federal income taxes paid	$5,808	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$280,635	$693,283

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$1,583,069	$210,639

Mortgage servicing rights resulting from sale or securitization of loans	$292,004	$247,570

Reclassification of mortgage backed securities held to maturity to securities available for sale	$1,163,681	$—

Retention of residual interests in securitization transactions	$—	$20,487

Recharacterization of mortgage loans available for sale to mortgage-backed securities available for sale	$—	$406,094

Recharacterization of loans held for investment to mortgage-backed securities held to maturity	$—	$345,794

Conversion of mandatory convertible non-cumulative perpetual preferred stock	$45,797	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.2 billion in assets at September 30, 2008, Flagstar is the largest financial institution headquartered in Michigan.
     The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. Its primary lending activity is the acquisition or origination of single-family mortgage loans. The Company also originates consumer loans, commercial real estate loans, and non-real estate commercial loans and it services a significant volume of residential mortgage loans for others, although the Company has recently suspended originating substantially all loans other than those that are eligible for sale through Fannie Mae or Freddie Mac or insured through the Federal Housing Administration (“FHA”).
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights (“MSRs”) have occasionally been sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also retain a portion of its loan production on its consolidated statement of financial condition as loans held for investment in order to enhance the Company’s leverage ability and receive the interest spread between earning assets and paying liabilities over the longer term.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Form 10-K can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the SEC, at www.sec.gov.
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
     In November 2007, the FASB issued SFAS 160, “Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51.” SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest on the face of the consolidated statement of operations. The adoption of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interests. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Company on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.
     In November 2007, the SEC issued Staff Accounting Bulletin 109 (“SAB 109”) regarding the written loan commitments that are accounted for at fair value through earnings under U.S. GAAP. SAB 109 supersedes SAB 105 and expresses the current view of the SEC staff that, consistent with the guidance in SFAS 156, “Accounting for Servicing of Financial Assets” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the expected net future cash flows related to the associated servicing of the loans should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The adoption of SAB 109 was effective on a prospective basis for the Company’s derivative loan commitments issued or modified on or after January 1, 2008. The effect of this change resulted in an increase in the Company’s gain on loan sales by approximately $6.7 million during the three month period ended September 30, 2008.
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
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). The adoption of SFAS 162 will be effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect that the adoption of this statement will have a material impact of this Company’s consolidated financial condition, results of operation or liquidity.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. The statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods of those years, except for some disclosures about the risk-management activities. Management does not expect that this statement will have an impact on the Company’s consolidated financial condition, results of operation or liquidity.

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
     SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company, as of January 1, 2008, elected the fair value option for certain non-investment grade residual securities from private-label securitizations. The Company elected fair value on these residual securities and reclassified these investments as securities — trading to provide consistency in the accounting for the Company’s residual interests. The Company had recognized a permanent impairment on these residual securities as of December 31, 2007, thereby reducing the carrying value to fair value at that time. Thus, the fair value election had no impact on opening retained earnings. The decrease in fair value for the three and nine months ended September 30, 2008 was $10.7 million and $23.9 million, respectively, before taxes, which is included within the total loss on trading securities reported in the Company’s consolidated statement of operations.
     Effective January 1, 2008, the Company elected the fair value measurement method for residential mortgage servicing rights (“MSRs”) under SFAS 156 “Accounting for Servicing of Financial Assets an amendment of FASB 140.” Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million before tax, or $28.4 million after tax. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of residential MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations.
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
     Securities classified as available for sale. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy, include certain AAA rated U.S. government sponsored agency securities. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.
     Other Investments. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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
     Assets measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of September 30, 2008, by caption on the Consolidated Statement of Financial Condition and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$23,074	$23,074
Securities classified as available for sale	—	407,758	633,688	1,041,446
Residential mortgage servicing rights	—	—	722,159	722,159
Other investments	31,826	—	—	31,826
Derivative financial instruments	—	—	—	—
Rate lock commitments	—	—	10,216	10,216
Forward agency and loan sales	—	21,180	—	21,180
Treasury futures	(19,802)	—	—	(19,802)
Treasury options	(24,316)	—	—	(24,316)
Interest rate swaps	(149)	—	—	(149)

Total assets at fair value	$(12,441)	$428,938	$1,389,137	$1,805,634

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
Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the nine months ended September 30, 2008 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses) related
			Purchases,			to financial
			issuances			instruments
	Fair value,	Total realized/	and	Transfers in	Fair value,	held at
Nine months ended	January 1,	unrealized	settlements,	and/or out	September	September 30,
September 30, 2008	2008	gains/(losses)	net	of Level 3	30, 2008	2008(c)

Securities classified as trading:
Residual interests(a)	$13,703	$(22,716)	$—	$32,087	$23,074	$—
Securities classified as available for sale(b) (c) (e)	33,333	(127,986)	(59,571)	787,912	633,688	(127,986)
Residential mortgage servicing rights (d)	445,962	(15,691)	291,888	—	722,159	—
Derivative financial
Instruments:
Rate lock commitments	26,129	—	(15,913)	—	10,216	—

Totals	$519,127	$(166,393)	$216,404	$819,999	$1,389,137	$(127,986)

(a)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(b)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

(c)	Realized gains (losses) are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(d)	Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 (See Note 9 — “Mortgage Servicing Rights”).

(e)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	September 30, 2008	Level 1	Level 2	Level 3

Loans held for investment	$257,995	$—	$257,995	$—
Repossessed assets	119,205	—	119,205	—
Consumer servicing assets	9,992	—	—	9,992

Totals	$387,192	$—	$377,200	$9,992

Note 5. Investment Securities
     As of September 30, 2008 and December 31, 2007, investment securities were comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Securities — trading	$23,074	$13,703

Securities — available for sale
Non-agencies	$633,688	$821,245
U.S. government sponsored agencies	407,758	454,030
Non-investment grade residual	—	33,333

Total securities — available for sale	$1,041,446	$1,308,608

Mortgage-backed securities — held to maturity
AAA-rated U.S. government sponsored agencies	$—	$1,255,431

Other investments
Mutual funds	$31,826	$26,107
U.S. Treasury bonds	—	706

Total other investments	$31,826	$26,813

     As of January 1, 2008, non-investment grade residuals amounting to $33.3 million that were classified as available for sale securities were reclassified to trading securities in accordance with SFAS 159. No gain or loss was recorded upon reclassification. See Note 4, “ Fair Value Accounting” for further information. At September 30, 2008, the Company had $23.1 million in securities classified as trading. These securities are non-investment grade residual securities from private-label securitizations. The securities are recorded at fair value with any unrealized gains and losses reported in the consolidated statement of operations. During the quarter ended September 30, 2008, the Company recognized losses related to these trading securities of $12.9 million as a result of the decrease in the fair value of the securities. During the nine month period ending September 30, 2008, the Company recognized losses related to these trading securities of $26.5 million as a result of the decrease in the fair value of the securities. The decline in the fair value of these residual securities was principally due to the increase in the actual and expected losses in the second mortgages and home equity lines of credit that underlie these assets. Additionally, during the third quarter of 2008, the values of certain of these assets were affected by the tightening of the spread between the three month LIBOR rate and the prime rate. The Company had gains on trading securities amounting to $1.9 million during the quarter and nine month period ended September 30, 2007.
     At September 30, 2008, the Company had $1.0 billion in securities classified as available for sale which were comprised of U.S. government sponsored agency securities and non-agency securities. Securities available for sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (“OTTI”), then they are reported as an expense for that period.
     At September 30, 2008 and December 31, 2007, $895.7 million and $570.0 million of the securities classified as available for sale, respectively, were pledged as collateral for security repurchase agreements or FHLB borrowings. Contractual maturities of the securities generally range from 2020 to 2038.
     As of March 31, 2008, the Company reclassified $1.2 billion of mortgage-backed securities, which were comprised of AAA-rated U.S. government sponsored agency securities, from held-to-maturity to available-for sale. Upon reclassification, the Company recorded a decrease in the carrying value of such securities of $8.5 million with a corresponding increase to other comprehensive loss. The reclassification was required because the Company’s management indicated it no longer had the intent to hold such securities to maturity because of its sale subsequent to March 31, 2008 of a significant portion of these securities. During the quarter ended September 30, 2008, the Company sold $13.8 million of these securities resulting in a gain of $0.1 million. For the nine months ended September 30, 2008, the Company sold $908.8 million of these securities for a gain of $5.0 million.
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

     The following table summarizes the amortized cost and estimated fair value of agency and non-agency mortgage-backed securities classified as available for sale (in thousands):

	September 30,	December 31,
	2008	2007
Amortized cost	$1,188,627	$1,326,656
Gross unrealized holding gains	933	4,647
Gross unrealized holding losses	(148,114)	(22,695)

Estimated fair value	$1,041,446	$1,308,608

     The unrealized losses on securities available for sale include $141.9 million on investments in non-agency collateralized mortgage obligations (“CMOs”) at September 30, 2008. These CMOs consist of interests in investment vehicles backed by mortgage loans. In all of the CMOs, the Company’s investment is senior to a subordinated tranche(s) which have first loss exposure. At September 30, 2008, $336.1 million of non-agency available for sale securities with unrealized losses of $61.7 million had been in a continuous unrealized loss position for greater than twelve months. Management concluded that these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or will ultimately recover its cost at maturity (i.e., these investments have contractual maturities that, absent credit default, should allow the Company to recover its cost). The Company believes that these losses are primarily related to market conditions rather than underlying credit issues associated with the issuers of the obligations.
     As of September 30, 2008, the aggregate amount of available for sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair
Name of Issuer	Cost	Value
	(in thousands)
Countrywide Alternative Loan Trust	$119,869	$62,931
Countrywide Home Loans	250,773	213,267
Flagstar Home Equity Loan Trust 2006-1	236,500	207,880
Goldman Sachs Mortgage Company	87,030	77,192
JP Morgan Mortgage Trust	81,464	72,418

	$775,636	$633,688

     The following table summarizes the amortized cost and estimated fair value of agency mortgage-backed securities classified as held to maturity (dollars in thousands):

	September 30,	December 31,
	2008	2007
Amortized cost	$—	$1,255,431
Gross unrealized holding gains	—	33,956
Gross unrealized holding losses	—	(304)

Estimated fair value	$—	$1,289,083

Note 6. Loans Available for Sale
     The following table summarizes loans available for sale (dollars in thousands):

	September 30,	December 31,
	2008	2007
Mortgage loans	$1,961,341	$3,083,779
Consumer loans	—	170,891
Second mortgage loans	11	256,640

Total	$1,961,352	$3,511,310

     During the nine months ended September 30, 2008, management reclassified approximately $1.6 billion of mortgage loans, consumer loans and second mortgage loans from loans available for sale to loans held for investment. Such loans were reclassified at fair value and resulted in losses on loan sales of $34.7 million. The loans were reclassified because management no longer has the intent to sell such loans. The change in management’s intent was caused by the continued disruption of the secondary market.
     Loans available for sale are carried at the lower of aggregate cost or estimated fair value. These loans had an aggregate fair value that exceeded their recorded amount for each period presented. The Company generally estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Given the lack of liquidity in the secondary mortgage market at September 30, 2008 and December 31, 2007, significant management judgment was necessary to estimate the fair value of loans available for sale. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral.
Note 7. Loans Held for Investment
     Loans held for investment are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Mortgage loans	$6,134,305	$5,823,952
Second mortgage loans	291,523	56,516
Commercial real estate loans	1,737,152	1,542,104
Construction loans	65,814	90,401
Warehouse lending	344,731	316,719
Consumer loans	536,759	281,746
Commercial loans	24,600	22,959

Total	9,134,884	8,134,397
Less allowance for loan losses	(224,000)	(104,000)

Total	$8,910,884	$8,030,397

     Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$154,000	$53,400	$104,000	$45,779
Provision charged to operations	89,612	30,196	167,708	49,941
Charge-offs	(20,066)	(6,895)	(49,246)	(20,746)
Recoveries	454	1,099	1,538	2,826

Balance, end of period	$224,000	$77,800	$224,000	$77,800

     Loans on which interest accruals have been discontinued totaled approximately $485.8 million and $166.1 million at September 30, 2008 and 2007, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $10.8 million and $2.3 million during the nine months ended September 30, 2008 and 2007, respectively.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007

Impaired loans with no allowance for loan losses allocated	$51,140	$22,307
Impaired loans with allowance for loan losses allocated	266,536	112,044

Total impaired loans	$317,676	$134,351

Amount of the allowance allocated to impaired loans	$77,233	$34,937
Average investment in impaired loans	$186,269	$70,582
Cash-basis interest income recognized during impairment	$7,248	$2,324

     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs exceeded the recorded investments in such loans. At September 30, 2008, approximately 97.3% of the total impaired loans were evaluated based on the fair value of related collateral.
Note 8. Private-label Securitization Activity
     At September 30, 2008, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows:

			Annual	Weighted
	Prepayment	Projected	Discount	Average Life
	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	16%	4.10%	20%	3.2
2006 HELOC Securitization	11%	12.22%	20%	5.7
2006 Second Mortgage Securitization	9%	3.53%	20%	6.2
2007 Second Mortgage Securitization	11%	5.52%	20%	6.4
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
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Proceeds from new securitizations	$—	$—	$—	$719,097
Proceeds from collections reinvested in securitizations	—	93,869	6,960	184,817
Servicing fees received	1,604	1,928	5,037	5,050
Loan repurchases for representations and warranties	—	—	(1,501)	(642)
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
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at September 30, 2008 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private-label securitizations	$1,242,740	$63,245
Government sponsored agencies	50,587,417	—
Other investors	550	—

Total	$51,830,707	$63,245

     Mortgage loans that have been securitized in private-label securitizations at September 30, 2008 and 2007 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Nine
	Outstanding		Or More Past Due		Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007

Securitized mortgages	$1,242,740	$1,467,933	$42,050	$12,869	$42,966	$14,781
Note 9. Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale and the servicing fee is more than adequate compensation. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. In the quarter ended March 31, 2008, the Company began to specifically hedge the risk by hedging the fair value of MSRs with derivative instruments that are intended to change in value inversely to part or all of the changes in the value of MSRs.
     Changes in the carrying value of residential MSRs, accounted for at fair value, for the nine month period ended September 30, 2008 were as follows:

For the Nine Month
Period Ended
September 30, 2008
(In Thousands)
Balance at beginning of period	$402,243
Cumulative effect of change in accounting	43,719
Additions from loans sold with servicing retained	291,888
Changes in fair value due to:
Payoffs(a)	(42,765)
All other changes in valuation inputs or assumptions (b)	27,074

Fair value of MSRs at end of period	$$722,159

Unpaid principal balance of residential mortgage loans serviced for others	$50,587,967

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

     Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. Residential MSRs were periodically evaluated for impairment and a valuation allowance established through a charge to operations when the carrying value exceeded the fair value and was believed to be temporary. Other-than-temporary impairments were recognized if the recoverability of the carrying value was determined to be remote. There were no other-than-temporary impairments recognized during 2007. Changes in the carrying value of the residential MSRs, accounted for using the amortization method, and the associated valuation allowance for the nine month period ended September 30, 2007 follow:

For the Nine Month
Period Ended
September 30, 2007
(In Thousands)
Balance at beginning of period	$166,705
Additions from loans sold with servicing retained	239,482
Amortization	(50,361)
Sales	(27,733)

Carrying value before valuation allowance at end of period	328,093

Valuation allowance
Balance at beginning of period	(358)
Impairment recoveries	358

Balance at end of period	—

Net carrying value of amortization method MSRs at end of period	$328,093

Unpaid principal balance of residential mortgage loans serviced for others	$25,197,119

Fair value of residential MSRs:
Beginning of period	$190,875

End of period	$373,309

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
     The key economic assumptions used in determining the fair value of MSRs capitalized during the nine month periods ended September 30, 2008 and 2007 periods were as follows:

	2008	2007
Weighted-average life (in years)	6.6	6.2
Weighted-average constant prepayment rate (CPR)	12.9%	17.7%
Weighted-average discount rate	9.3%	9.8%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	September 30,
	2008	2007
Weighted-average life (in years)	6.7	5.6
Weighted-average CPR	13.2%	16.5%
Weighted-average discount rate	10.7%	9.8%
     Consumer Servicing Assets. Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value and is believed to be temporary, a valuation allowance is established by a charge to loan administration income in the consolidated statement of operations. Other-than-temporary impairment is recognized when the recoverability of the carrying value is determined to be remote. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the consumer servicing asset. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the consumer servicing asset and the valuation allowance, precluding recognition of subsequent recoveries. There were no other-than-temporary impairments on consumer servicing assets recognized during the three or nine month periods ended September 30, 2008 and 2007.
     The fair value of consumer servicing assets is estimated by using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, actual and expected loan prepayment rates, servicing costs and other economic factors. The internal valuation model is validated periodically through a third-party valuation.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Nine Month Period Ended
	September 30,
	2008	2007
	(In Thousands)
Consumer servicing assets
Balance at beginning of period	$11,914	$6,846
Additions:
From loans securitized with servicing retained	116	8,078
Subtractions:
Amortization	(1,949)	(2,462)

Carrying value before valuation allowance at end of period	10,081	12,462

Valuation allowance
Balance at beginning of period	(144)	(150)
Impairment recoveries (charges)	55	(37)

Balance at end of period	(89)	(187)

Net carrying value of servicing assets at end of period	$9,992	$12,275

Unpaid principal balance of consumer loans serviced for others	$1,242,740	$1,467,933

Fair value of servicing assets:
Beginning of period	$11,861	$6,757

End of period	$10,167	$12,291

     The key economic assumptions used to estimate the fair value of these servicing assets at September 30, 2008 and 2007 were as follows:

	September 30
	2008	2007
Weighted-average life (in years)	3.9	2.7
Weighted-average discount rate	13.7%	12.7%
     Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations (in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Residential real estate	$39,423	$20,642	$101,691	$54,499
Consumer	2,299	2,676	4,963	5,256

Total	$41,722	$23,318	$106,654	$59,755

Note 10. Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	September 30,	December 31,
	2008	2007
Net unrealized gain on derivatives used in cash flow hedges	$—	$236
Net unrealized loss on securities available for sale	(95,668)	(11,731)

Ending balance	$(95,668)	$(11,495)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30,	December 31,
	2008	2007
Gain (reclassified to earnings) on interest rate swap extinguishment	$—	$(155)
Related tax benefit	—	54
Unrealized loss on derivatives used in cash flow hedging relationships	—	(11,377)
Related tax (expense) benefit	—	3,981
Reclassification adjustment for gains (losses) included in earnings relating to cash flow hedging relationships	—	5,290
Related tax expense	—	(1,851)
Gain (reclassified to earnings) on interest rate swap derecognition	(363)	—
Related tax benefit	127	—
Unrealized loss on securities available for sale	(129,134)	(19,414)
Related tax benefit	45,197	6,795

Change	$(84,173)	$(16,677)

Note 11. Derivative Financial Instruments
     The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of September 30, 2008 and December 31, 2007:
— Fannie Mae, Freddie Mac and other forward loan sales contracts;
— Rate lock commitments;
— Interest rate swap agreements; and
— Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. Under SFAS 133, certain of these positions may qualify as a fair value hedge of a portion of the funded loan portfolio and result in adjustments to the carrying value of designated loans through gain on sale based on value changes attributable to the hedged risk. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax losses of $8.2 million and $8.5 million for the three months ended September 30, 2008 and 2007, respectively, on its hedging activity relating to loan commitments and loans held for sale. The Bank recognized pre-tax gains (losses) of $18.8 million and $(1.0) million for the nine months ended September 30, 2008 and 2007, respectively, on its hedging activity relating to loan commitments and loans held for sale.
     The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current borrowings and anticipated deposits. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive loss to current period operations are included in the line item in which the hedged cash flows are recorded. At December 31, 2007, accumulated other comprehensive loss included a deferred after-tax net gain of

$0.2 million related to derivatives used to hedge funding cash flows. On January 1, 2008, the Company derecognized all cash flow hedges. As such, the after-tax net gain of $0.2 million in accumulated other comprehensive loss at December 31, 2007 was recognized through operations during 2008.
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
     The Company had the following derivative financial instruments (dollars in thousands):

	September 30, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$3,235,250	$10,216	2008
Forward agency and loan sales	3,051,882	21,180	2008
Mortgage servicing rights derivatives:
Treasury and agency futures	920,000	(19,802)	2008
Treasury options	1,700,000	(24,316)	2008
Borrowings and advances derivatives:
Interest rate swaps (LIBOR)	130,000	(149)	2008-2010

	December 31, 2007
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$3,069,134	$26,129	2008
Forward agency and loan sales	3,845,065	(13,504)	2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	130,000	378	2008-2010
Counterparty Credit Risk
     The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company attempts to manage this risk by selecting large, well-established counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.
Note 12. Stock-Based Compensation
     For the three months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $0.5 million ($0.4 million net of tax) and $0.4 million ($0.3 million net of tax), respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded stock-based compensation expense of $1.4 million ($0.9 million net of tax) and $1.1 million ($0.7 million net of tax), respectively.
Stock Options
     During the three month periods ended September 30, 2008 and 2007, there were no stock options granted.

Cash-Settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SAR”) to officers and key employees in connection with year-end compensation. Cash-settled stock appreciation rights generally vest at the rate of 25% of the grant on each of the first four annual anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date. Grants of SARs may be settled only in cash and once made, may not be later amended or modified to be settled in common stock or a combination of common stock and cash. There were no SARs issued during the third quarter of 2008 or 2007.
Restricted Stock
     The Company issued restricted stock to officers, directors, and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses during the three month periods ended September 30, 2008 and 2007 of approximately $0.4 million and $0.3 million, respectively. During the nine month periods ended September 30, 2008 and 2007, the Company incurred expenses of approximately $1.1 million and $0.9 million, respectively.
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
     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2008
	Bank	Home Lending
2008:	Operations	Operations	Elimination	Combined
Net interest income	$45,609	$14,232	$—	$59,841
Gain on sale revenue	—	23,048	—	23,048
Other (loss) income	(2,552)	32,892	—	30,340

Total net interest income and non-interest income	43,057	70,172	—	113,229
Loss before federal income taxes	(85,707)	(9,840)	—	(95,547)
Depreciation and amortization	2,414	4,911	—	7,325
Capital expenditures	3,566	3,362	—	6,928
Identifiable assets	13,345,151	3,099,218	(2,285,000)	14,159,369
Inter-segment income (expense)	17,138	(17,138)	—	—

	For the Nine Months Ended September 30, 2008
	Bank	Home Lending
2008:	Operations	Operations	Elimination	Combined
Net interest income	$116,428	$59,610	$—	$176,038
Gain on sale revenue	—	129,751	—	129,751
Other income	16,204	60,385	—	76,589

Total net interest income and non-interest income	132,632	249,746	—	382,378
(Loss) earnings before federal income taxes	(137,681)	50,283	—	(87,398)
Depreciation and amortization	6,893	12,071	—	18,964
Capital expenditures	13,967	10,259	—	24,226
Identifiable assets	13,345,151	3,099,218	(2,285,000)	14,159,369
Inter-segment income (expense)	59,738	(59,738)	—	—

	For the Three Months Ended September 30, 2007
	Bank	Home Lending
2007:	Operations	Operations	Elimination	Combined
Net interest income	$23,806	$30,130	$—	$53,936
Gain on sale revenue	—	(17,001)	—	(17,001)
Other income	10,056	8,213	—	18,269

Total net interest income and non-interest income	33,862	21,342	—	55,204
(Loss) earnings before federal income taxes	(24,469)	(23,782)	—	(48,251)
Depreciation and amortization	2,482	21,815	—	24,297
Capital expenditures	4,437	6,633	—	11,070
Identifiable assets	15,879,011	6,175,988	(5,490,000)	16,564,999
Inter-segment income (expense)	41,175	(41,175)	—	—

	For the Nine Months Ended September 30, 2007
	Bank	Home Lending
2007:	Operations	Operations	Elimination	Combined
Net interest income	$87,819	$68,006	$—	$155,825
Gain on sale revenue	—	42,022	—	42,022
Other income	39,261	17,327	—	56,588

Total net interest income and non-interest income	127,080	127,355	—	254,435
(Loss) earnings before federal income taxes	(8,877)	(3,521)	—	(12,398)
Depreciation and amortization	7,466	64,226	—	71,692
Capital expenditures	20,267	5,616	—	25,883
Identifiable assets	15,879,011	6,175,988	(5,490,000)	16,564,999
Inter-segment income (expense)	105,233	(105,233)	—	—
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
     Under the terms of the purchase agreements, institutional investors agreed to purchase up to 11,365,000 shares of the Company’s common stock at $4.25 per share, and Thomas Hammond and Mark Hammond agreed to purchase 635,000 shares of the Company’s common stock at $5.88 per share. Additionally, the Company issued 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock to the institutional investors at a purchase price and liquidation preference of $1,000 per share. Upon approval by the Company’s stockholders, the preferred shares automatically convert to 11,289,878 shares of the Company’s common stock at an initial conversion price of $4.25 per share.
     The offering was finalized on May 19, 2008, whereby a total of approximately $100 million of gross proceeds, or $94 million in net proceeds, were received. The Company invested $72 million into the Bank for working capital purposes and the remaining $22 million remained at the Company to be used to service long term debt payments.
     A Special Meeting of Stockholders to vote on the approval of the conversion of the preferred shares to common shares was held on August 12, 2008. On that date, the shareholders approved the conversion of the Company’s mandatory convertible non-cumulative perpetual preferred stock into the Company’s common stock. The preferred stock automatically converted into shares of common stock as a result.

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
     Banking Operation. We provide a broad range of banking services to consumers, small businesses and municipalities in Michigan, Indiana and Georgia as well as to across the country through our internet banking operations. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At September 30, 2008, we operated a network of 173 banking centers and provided banking services to approximately 129,100 households. During the third quarter of 2008, we opened three banking centers in Georgia. During the first nine months of 2008, we consolidated an in-store Indiana branch into an existing traditional branch. During October 2008, we opened one additional branch in the Atlanta, Georgia area and one additional branch in Michigan. We do not expect to open any additional branches during the fourth quarter 2008.
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

Selected Financial Ratios
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Return on average assets	(1.72)%	(0.77)%	(0.50)%	(0.08)%
Return on average equity	(32.15)%	(17.08)%	(10.29)%	(1.57)%
Efficiency ratio	105.2%	132.7%	79.0%	85.2%
Equity/assets ratio (average for the period)	5.34%	4.51%	4.88%	4.79%
Mortgage loans originated or purchased	$6,680,450	$6,566,185	$22,600,324	$19,218,370
Other loans originated or purchased	$34,666	$262,415	$301,420	$785,169
Mortgage loans sold	$6,809,608	$5,955,396	$22,076,479	$16,975,645
Interest rate spread — Bank only [1]	1.78%	1.35%	1.69%	1.29%
Net interest margin — Bank only [2]	1.93%	1.52%	1.84%	1.45%
Interest rate spread — Consolidated [1]	1.74%	1.27%	1.64%	1.29%
Net interest margin — Consolidated [2]	1.82%	1.36%	1.73%	1.38%
Dividend payout ratio	N/A	(18.8)%	N/A	(197.3)%
Average common shares outstanding	78,473	60,265	68,301	61,450
Average fully diluted shares outstanding	78,473	60,636	68,301	61,874
Charge-offs to average investment loans	0.83%	0.33%	0.71%	0.34%

	September 30,	June 30,	December 31,	September 30,
	2008	2008	2007	2007
Equity-to-assets ratio	4.78%	5.49%	4.39%	4.40%
Core capital ratio [3]	6.29%	6.70%	5.78%	5.78%
Total risk-based capital ratio [3]	11.10%	11.65%	10.66%	10.65%
Book value per common share	$8.09	$10.45 (4)	$11.50	$12.09
Number of common shares outstanding	83,627	72,337	60,271	60,271
Mortgage loans serviced for others	$51,830,707	$45,830,865	$32,487,337	$26,665,052
Capitalized value of mortgage servicing rights	1.41%	1.47%	1.27%	1.28%
Ratio of allowance to non-performing loans	54.1%	46.3%	52.8%	61.0%
Ratio of allowance to loans held for investment	2.45%	1.69%	1.28%	1.11%
Ratio of non-performing assets to total assets	3.87%	3.17%	1.90%	1.34%
Number of banking centers	173	170	164	158
Number of home lending centers	111	121	143	151
Number of salaried employees	3,291	3,389	3,083	2,939
Number of commissioned employees	736	791	877	852

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

(4)	The book value per common share assuming the conversion of the Company’s mandatory convertible non-cumulative perpetual preferred stock, series A at June 30, 2008 was $9.54.

Results of Operations
Net Loss
     Three Months. Net loss for the three months ended September 30, 2008 was $(62.1) million, $(0.79) per share-diluted, a $30.0 million decrease from the loss of $(32.1) million, $(0.53) per share-diluted, reported in the comparable 2007 period. The overall decrease on a pretax basis resulted primarily from a $52.1 million increase in non-interest income and a $5.9 million increase in net interest income before provision offset by a $59.4 million increase in the provision for loan losses and a $45.9 million increase in non-interest expense.
     Nine Months. Net loss for the nine months ended September 30, 2008 was $(56.9) million, $(0.83) per share-diluted, a $47.7 million decrease from the loss of $(9.2) million, $(0.15) per share-diluted, reported in the comparable 2007 period. The overall decrease on a pretax basis resulted from a $107.7 million increase in non-interest income and a $20.2 million increase in net interest income before provision offset by a $117.8 million increase in the provision for loan losses and an $85.2 million increase in non-interest expense.
Net Interest Income
     Three Months. We recorded $59.8 million in net interest income before provision for loan losses for the three months ended September 30, 2008, a 10.9% increase from $53.9 million recorded for the comparable 2007 period. The increase reflects a $48.6 million decrease in interest income offset by a $54.5 million decrease in interest expense, primarily as a result of rates paid on deposits, FHLB advances and security repurchase agreements that decreased more than the decrease in yields earned on loans and securities. The increase in net interest income before provision for loan losses in the three months ended September 30, 2008, as compared to the same period in 2007, resulted despite a decrease of our average interest-earning assets by $2.8 billion and our average interest-paying liabilities by $2.4 billion.
     Average interest-earning assets as a whole repriced down 28 basis points during the three months ended September 30, 2008 and average interest-bearing liabilities repriced down 75 basis points during the same period, resulting in the increase in our interest rate spread of 47 basis points to 1.74% for the three months ended September 30, 2008, from 1.27% for the comparable 2007 period. The Company recorded a net interest margin of 1.82% at September 30, 2008 as compared to 1.36% at September 30, 2007. At the Bank level, the net interest margin was 1.93% at September 30, 2008, as compared to 1.52% at September 30, 2007.
     Nine Months. We recorded $176.0 million in net interest income before provision for loan losses for the nine months ended September 30, 2008, a 13.0% increase from $155.8 million recorded for the comparable 2007 period. The increase reflects an $80.2 million decrease in interest income offset by a $100.5 million decrease in interest expense. The increase in net interest income before provision for loan losses in the nine months ended September 30, 2008, as compared to the same period in 2007, resulted despite a decrease of our average interest-earning assets by $1.5 billion and our average interest-paying liabilities by $1.3 billion.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $1.9 million and $5.2 million for the three months ended September 30, 2008 and 2007 and $8.5 million and $19.3 million for the nine months ended September 30, 2008 and 2007, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended September 30,
	2008			2007
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$2,196,230	$40,063	7.14%	$5,680,959	$88,510	6.23%
Loans held for investment	9,403,920	132,100	5.52%	7,131,286	112,954	6.34%
Mortgage-backed securities held to maturity	—	—	—	1,207,941	15,485	5.09%
Securities classified as available for sale or trading	981,804	14,563	5.90%	1,021,178	15,212	4.94%
Interest-bearing deposits	258,122	1,416	2.18%	528,857	3,647	2.74%
Other	30,427	395	5.16%	124,713	1,343	4.27%

Total interest-earning assets	12,870,503	188,537	5.76%	15,694,934	237,151	6.04%
Other assets	1,598,395			954,882

Total assets	$14,468,898			$16,649,816

Interest-bearing liabilities
Deposits	$6,640,749	60,940	3.65%	$7,715,971	91,117	4.69%
FHLB advances	5,723,217	62,348	4.33%	5,978,691	70,534	4.68%
Federal Reserve borrowings	73,837	419	2.26%	—	—	—
Security repurchase agreements	108,000	1,179	4.34%	1,299,963	17,982	5.49%
Other	248,661	3,810	6.00%	238,399	3,582	6.01%

Total interest-bearing liabilities	12,794,464	128,696	4.02%	15,233,024	183,215	4.77%
Other liabilities	901,824			666,222
Stockholders’ equity	772,610			750,570

Total liabilities and stockholders’ equity	$14,468,898			$16,649,816

Net interest-earning assets	$76,039			$461,910

Net interest income		$59,841			$53,936

Interest rate spread [1]			1.74%			1.27%

Net interest margin [2]			1.82%			1.36%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			103%

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Nine Months Ended September 30,
	2008			2007
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$2,761,351	$141,551	6.74%	$4,578,248	$211,846	6.17%
Loans held for investment	8,978,992	384,488	5.65%	7,973,853	366,827	6.13%
Mortgage-backed securities held to maturity	400,169	15,576	5.20%	1,214,867	43,869	4.83%
Securities classified as available for sale	1,185,921	51,325	5.78%	910,556	42,334	6.22%
Interest-bearing deposits	254,227	5,561	2.92%	292,631	9,823	4.49%
Other	28,907	1,453	6.71%	92,988	5,486	7.89%

Total interest-earning assets	13,609,567	599,954	5.82%	15,063,143	680,185	6.02%
Other assets	1,528,888			1,168,393

Total assets	$15,138,455			$16,231,536

Interest-bearing liabilities
Deposits	$7,153,942	215,807	4.03%	$7,592,261	262,181	4.62%
FHLB advances	5,917,985	190,168	4.29%	5,800,591	203,268	4.69%
Federal Reserve borrowings	28,631	484	2.26%	—	—	—
Security repurchase agreements	184,873	5,541	4.00%	1,191,851	48,416	5.43%
Other	248,677	11,916	6.30%	218,175	10,495	6.41%

Total interest-bearing liabilities	13,534,108	423,916	4.18%	14,802,878	524,360	4.73%
Other liabilities	866,208			651,669
Stockholders’ equity	738,139			776,989

Total liabilities and stockholders’ equity	$15,138,455			$16,231,536

Net interest-earning assets	$75,459			$260,265

Net interest income		$176,038			$155,825

Interest rate spread [1]			1.64%			1.29%

Net interest margin [2]			1.73%			1.38%

Ratio of average interest-earning assets to average interest-bearing liabilities			101%			102%

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended September 30,
	2008 Versus 2007
	Increase (Decrease) due to:
	Rate	Volume	Total
		(In thousands)
Interest-earning assets:
Loans available for sale	$5,828	$(54,275)	$(48,447)
Loans held for investment	(16,876)	36,022	19,146
Mortgage-backed securities-held to maturity	(114)	(15,371)	(15,485)
Securities classified as available for sale	(163)	(486)	(649)
Interest-earning deposits	(376)	(1,855)	(2,231)
Other	60	(1,008)	(948)

Total	(11,641)	(36,973)	(48,614)

Interest-bearing liabilities:
Deposits	(17,639)	(12,538)	(30,177)
FHLB advances	(5,213)	(2,973)	(8,186)
Federal Reserve borrowings	419	—	419
Security repurchase agreements	(533)	(16,270)	(16,803)
Other	75	153	228

Total	(22,891)	(31,628)	(54,519)

Change in net interest income	$11,250	$(5,345)	$5,905

	Nine Months Ended September 30,
	2008 Versus 2007
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(32,927)	$(37,368)	$(70,295)
Loans held for investment	(2,877)	20,538	17,661
Mortgage-backed securities-held to maturity	(15,176)	(13,117)	(28,293)
Securities classified as available for sale	3,282	5,709	8,991
Interest-earning deposits	(3,687)	(575)	(4,262)
Other	(2,348)	(1,685)	(4,033)

Total	(53,733)	(26,498)	(80,231)

Interest-bearing liabilities:
Deposits	(31,269)	(15,105)	(46,374)
FHLB advances	(17,207)	4,107	(13,100)
Federal Reserve borrowings	484	—	484
Security repurchase agreements	(2,090)	(40,785)	(42,875)
Other	(37)	1,458	1,421

Total	(50,119)	(50,325)	(100,444)

Change in net interest income	$(3,614)	$23,827	$20,213

Provision for Loan Losses
     Three Months. During the three months ended September 30, 2008, we recorded a provision for loan losses of $89.6 million as compared to $30.2 million recorded during the same period in 2007. The provision reflects our estimate to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio and had the effect of increasing our allowance for loan losses by $70.0 million for the three month period ended September 30, 2008. Net charge-offs increased in the 2008 period to $19.6 million, compared to $5.8 million for the same period in 2007, and as a percentage of investment loans, increased to an annualized 0.83% from 0.33%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s decline in credit quality reflected in increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
     Nine Months. During the nine months ended September 30, 2008, we recorded a provision for loan losses of $167.7 million as compared to $49.9 million recorded during the same period in 2007. The provision reflects our estimate to maintain the allowance for loan losses at a level management believes is appropriate to cover probable and inherent losses in the portfolio. It had the effect of increasing our allowance for loan losses by $120.0 million. Net charge-offs increased in the 2008 period to $47.7 million, compared to $17.9 million for the same period in 2007, and as a percentage of investment loans, increased to an annualized 0.71% from 0.34%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s decline in credit quality as reflected in increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain (loss) on loan sales, (v) net gain on sales of MSRs, (vi) net gain (loss) on sales of securities available for sale, (vii) loss (gain) on trading securities and (viii) other fees and charges. During the three months ended September 30, 2008, non-interest income increased to $53.4 million from $1.3 million in the comparable 2007 period. During the nine months ended September 30, 2008, non-interest income increased to $206.3 million from $98.6 million in the comparable 2007 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three months. Loan fees recorded during the three months ended September 30, 2008 totaled $0.8 million compared to a loss of $0.2 million recorded during the comparable 2007 period. This increase is the result of the increase in non-capitalizable fees during the period as a result of an increase in our mortgage loan production.
     Nine months. Loan fees recorded during the nine months ended September 30, 2008 totaled $2.3 million compared to $1.3 million recorded during the comparable 2007 period. This increase is the result of the increase in non-capitalizable fees during the year as a result of an increase in our mortgage loan production.
     Deposit Fees and Charges. Our banking operation records deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.
     Three months. During the three months ended September 30, 2008, we recorded $7.2 million in deposit fees versus $5.8 million in the comparable 2007 period. This increase is attributable to the increase in our non-sufficient funds fees and other depository fees as our banking franchise continues to expand.
     Nine months. During the nine months ended September 30, 2008, we recorded $20.0 million in deposit fees versus $16.5 million recorded in the comparable 2007 period. This increase is attributable to the increase in our non-sufficient funds fees and other depository fees as our banking franchise continues to expand.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. Until January 1, 2008, our MSRs were accounted for on the amortization method; thereafter, the majority of our MSRs have been accounted for on the fair value method. See Note 9 Mortgage Servicing Rights, in Item 1. Financial Statements, herein.
     Three Months. The loan administration income during the three month period ended September 30, 2008 increased to $25.7 million from $4.3 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $41.0 million offset by a mark to market adjustment of $14.8 million on the fair value of the residential MSRs and amortization on consumer mortgage servicing of $0.6 million. The mark to market adjustment was net of hedging losses of $14.4 million.
     Included in our results of loan administration for both the three month and nine month periods ended September 30, 2008 is the effect of the failure of Lehman Brothers in September 2008 to honor its commitment to buy $65.0 million of excess servicing. The asset was sold in late August for late September settlement and was removed from the hedged position. In mid-September, we received confirmation of Lehman's.

failure to follow through on its commitment to purchase the asset. The asset was re-bid for indicative levels at that time at a $17.1 million reduction in value and the incremental exposure was subsequently re-hedged.
     Nine Months. The loan administration income during the nine month period ended September 30, 2008 increased to $46.0 million from $10.1 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $106.7 million which was offset by amortization on consumer mortgage servicing of $1.9 million and a mark to market adjustment of $58.8 million on the fair value of the residential MSRs. The mark to market adjustment was net of hedging losses of $42.3 million. Although the fair value method of accounting was adopted effective January 1, 2008, we did not begin hedging the portfolio until the latter portion of the first quarter. During the 2007 period, we recorded revenues from servicing fees and ancillary income of $59.8 million which was offset by amortization of $52.7 million. The increase in the servicing fees and ancillary income in the 2008 period is due to the significant increase in the loans serviced during the 2008 period over the corresponding period in 2007. The total unpaid principal balance of loans serviced for others was $51.8 billion at September 30, 2008, versus $32.5 billion serviced at December 31, 2007, and $26.7 billion serviced at September 30, 2007.
     Net Gain (Loss) on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization, and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may be required to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Ginnie Mae-insured loans, which has provided us with loan pricing opportunities for conventional residential mortgage products.
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net (loss) gain on loan sales	$22,152	$(17,457)	$129,403	$35,841

Loans sold or securitized	$6,809,608	$5,955,396	$22,076,479	$16,975,645

Spread achieved	0.33%	(0.29)%	0.59%	0.21%

     Three months. For the three months ended September 30, 2008, there was a net gain (loss) on loan sales of $22.2 million, as compared to a loss of $17.5 million in the 2007 period, an increase of $39.7 million. The 2008 period reflects the sale of $6.8 billion in loans versus $6.0 billion sold in the 2007 period. Management believes changes in market conditions during the 2008 period resulted in a slight increase in mortgage loan origination volume ($6.7 billion in the 2008 period vs. $6.6 billion in the 2007 period), allowing for increased sales in the third quarter of 2008, and an increased net gain (loss) on sale spread (33 basis points in the 2008 period versus a negative 29 basis points in the 2007 period).
     Our calculation of net gain on loan sales reflects gross gains on loan sales, changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $8.2 million and $8.5 million for the three months ended September 30, 2008 and 2007, respectively. Lower of cost or market adjustments amounted to $12.0 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $2.4 million and $2.7 million, for the three months ended September 30, 2008 and 2007, respectively. Also included in our net gain (loss) on loan sales is the capitalized value of our MSRs, which totaled $85.5 million and $93.6 million for the three months ended September 30, 2008 and 2007, respectively.
     Nine months. For the nine months ended September 30, 2008, net gain on loan sales increased $93.6 million to $129.4 million from the $35.8 million in the 2007 period. The 2008 period reflects the sale of $22.1 billion in loans versus $17.0 billion sold in the 2007 period. Management believes changes in market conditions during the 2007 period resulted in an increased mortgage loan origination volume ($22.6 billion in the 2008 period versus $19.2 billion in the 2007 period) and a higher overall gain on sale spread (59 basis points in the 2008 versus 21 basis points in the 2007 period).
     Our calculation of net gain on loan sales reflects gross gains on loan sales, changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $18.8 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively. Lower of cost or market adjustments amounted to $34.7 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $8.2 million and $7.2 million, for the nine months ended September 30, 2008 and 2007, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $292.0 million and $247.5 million for the nine months ended September 30, 2008 and 2007, respectively.
     Net Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs from time to time in transactions separate from the sale of the underlying loans. Prior to 2008, at the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depends upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand and the general level of interest rates. Effective January 1, 2008, with the adoption of fair value accounting for MSRs, we would not expect to realize significant gains or losses at the time of sale. Instead, our income from MSRs would be recorded through loan administration income.
     Three months. During the three month period ending September 30, 2008 and 2007, we did not sell any servicing rights on a bulk basis. For the three months ended September 30, 2008, we recognized a gain of $0.9 million on our change in the estimate of amounts receivable from past MSR sales. The $0.5 million gain on MSR sales for the three months ended September 30, 2007 resulted from the $95.5 million of servicing rights sold on a servicing released basis during that period.
     Nine months. During the nine month period ending September 30, 2008, we did not sell any servicing rights on a bulk basis; however, for the same period in 2007 we sold servicing rights related to $2.0 billion of loans serviced for others on a bulk basis. For the nine months ended September 30, 2008, we recognized a gain of $0.3 million on our change in estimate of amounts receivable from past MSR sales.
     Net (Loss) Gain on Sales of Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency securities as well as non-agency securities. During 2007, securities classified as available for sale also included certain residual interests from private securitizations.
     Three Months. Gains (losses) on the sale of agency securities available for sale that are recently created with underlying mortgage products originated by Flagstar are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 30 days before sale. During the three months ended September 30, 2008, sales of these agency securities with underlying mortgage products originated by Flagstar were $36.4 million resulting in $172,000 of net gain on loan sale.
     During the three months ended September 30, 2008, we sold $13.8 million in available for sales securities consisting of agency securities. Gain (loss) on sales for these available for sale securities types are reported in net gain on sale of available for sales securities. These sales generated a $149,000 net gain on sale of available for sale securities.
     During the three months ended September 30, 2007, we sold $84.2 million of securities available for sale which resulted in gains of $668,000. Also, during the three months ended September 30, 2007, we had a $3.6 million other-than-temporary impairment of our residual interests that arose from securitizations completed in 2005 and 2006. The other-than-temporary impairment arose during the third quarter of 2007 primarily from the increase in our credit loss assumptions for these securitizations.
     The increase was caused by our recognition of the increasing losses in the underlying mortgages. The credit loss assumptions have increased by as much as 80% for certain securitizations.
     Nine Months. During the nine months ended September 30, 2008, sales of agency securities with underlying mortgage products originated by Flagstar were $2.8 billion resulting in $1.7 million of net gain on loan sale. There were no such sales in the nine months ended September 30, 2007.
     During the nine months ended September 30, 2008, we sold $908.8 million in available for sales securities consisting of agency securities. These sales generated a $5.0 million net gain on sale of available for sale securities. In the nine months ended
     September 30, 2007, we sold $255.2 million in purchased agency and non-agency securities available for sale. These sales generated net gains on sale of available for sale securities of $1.4 million. During the nine months ended September 30, 2007, we recognized a $3.6 million other-than-temporary impairment as described above. In 2008, such losses are recognized as “(loss) gain on trading securities.”

     (Loss) Gain on Trading Securities. Securities classified as trading are comprised of residual interests from private-label securitizations. (Loss) gain on securities classified as trading is the result of a change in the estimated fair value of the securities.
     Three Months. During the three months ended September 30, 2008, we recorded a $12.9 million loss on trading securities. The loss was primarily due to the increase in the estimated cumulative loss expectations which were only partially offset by the changes to prepayment speeds related to the loans underlying the residual interests. Additionally, during the third quarter certain of these assets were affected by the tightening of the spread between LIBOR and prime interest rates. These changes caused a reduction in the fair value of the residual interests from our private-label securitizations.
     During the three and nine months ended September 30, 2007, we recognized an unrealized gain on trading securities of $1.9 million. Although certain assumptions relating to these residual interests were negatively adjusted during the third quarter of 2007, the value of these residual interests increased based on the reduction in interest rate paid to the senior investors. A significant portion of the bonds issued in the securitization are variable rate and as such the reduction of the interest rate on such bonds results in additional expected cash flow available to residual interests.
     Nine Months. During the nine months ended September 30, 2008, we recorded a $26.5 million loss on trading securities. The loss was primarily due to the increase in the estimated cumulative loss expectations which were only partially offset by the changes to prepayment speeds related to the loans underlying the residual interests. These changes caused a reduction in the fair value of the residual interests from our private-label securitizations.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended September 30, 2008, we recorded $4.8 million in cash dividends received on FHLB stock, compared to $3.7 million received during the three months ended September 30, 2007. At September 30, 2008 and 2007, we owned $373.4 million and $331.1 million of FHLB stock, respectively. We also recorded $2.1 million and $0.9 million in subsidiary income for the three months ended September 30, 2008 and 2007, respectively. We recorded $0.9 million and $0.6 million of penalty fees during the three months ended September 30, 2008 and 2007, respectively. In addition, we recorded expense of $1.1 million and an income of $1.0 million related to adjustments to our estimates in calculating our secondary market reserve, for the three months ended September 30, 2008 and 2007, respectively.
     Nine months. During the nine months ended September 30, 2008, we recorded $14.5 million in cash dividends received on FHLB stock, compared to the $11.1 million received during the nine months ended September 30, 2007. We also recorded $5.4 million and $2.5 million in subsidiary income for the nine months ended September 30, 2008 and 2007, respectively. We recorded $7.7 million and $6.4 million in various fee and miscellaneous income during the nine months ended September 31, 2008 and 2007, respectively. In addition, we recorded income of $0.5 million and an expense of $4.4 million relating to adjustments to our estimates in calculating our secondary market reserve for the nine months ended September 30, 2008 and 2007, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Compensation and benefits	$54,487	$44,653	$165,524	$129,924
Commissions	26,298	18,136	86,401	52,959
Occupancy and equipment	19,492	17,622	59,816	51,446
Advertising	3,574	3,065	8,231	7,719
Federal insurance premium	1,566	1,257	4,911	3,078
Communications	1,974	1,579	6,218	4,559
Other taxes	(1,359)	(470)	(83)	(1,053)
Asset resolution	18,019	1,952	29,798	6,912
Other	24,764	8,706	36,690	26,929

Subtotal	148,815	96,500	397,506	282,473
Less: capitalized direct costs of loan closings, under SFAS 91	(29,651)	(23,240)	(95,438)	(65,581)

Non-interest expense	$119,164	$73,260	$302,068	$216,892

Efficiency ratio (1)	105.2%	132.7%	79.0%	85.2%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three Months. Non-interest expense, before the capitalization of loan origination costs, increased $52.3 million to $148.8 million during the three months ended September 30, 2008, from $96.5 million for the comparable 2007 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	The banking operation conducted business from 15 more facilities at September 30, 2008 than at September 30, 2007.

•	We conducted business from 40 fewer home lending centers at September 30, 2008 than at September 30, 2007.

•	The home lending operation originated $6.7 billion in residential mortgage loans during the 2008 quarter versus $6.6 billion in the comparable 2007 quarter.

•	We employed 3,291 salaried employees at September 30, 2008 versus 2,939 salaried employees at September 30, 2007.

•	We employed 224 full-time national account executives at September 30, 2008 versus 198 at September 30, 2007.

•	We employed 512 full-time retail loan originators at September 30, 2008 versus 654 at September 30, 2007.
     Compensation and benefits expense increased $9.8 million during the 2008 period from the comparable 2007 period to $54.5 million, with the increase primarily attributable to regular salary increases for employees, additional staff and support personnel for the newly-opened banking centers, additional staff for collections and loss mitigation and additional underwriters and other support staff to manage the sizeable increase in FHA business.
     The increase in commissions earned by the commissioned sales staff during the 2008 period over the comparable 2007 period was $8.2 million. This change reflects the increase in loan production in our home lending centers of 46.5% for the third quarter of 2008 as compared to the same period in 2007. Commission percentages are typically higher for the retail loan originators than the wholesale account executives.
     Asset resolution expense consists of foreclosure costs, loss provisions and gains and losses on the sale of real estate owned (REO) properties that we have obtained through foreclosure proceedings. Asset resolution expense for the comparable period increased $16.1 million to $18.0 million. Because of the climate of the housing market, provision for REO loss was increased from $0.9 million to $13.2 million, an increase of $12.3 million net of any gain on REO and recovery of related debt.
     The 184.5% increase in other expense during the 2008 period from the comparable 2007 period is principally reflective of an increase in expected losses on commercial letters of credit of $9.9 million and an increase in incurred losses under reinsurance contracts of $4.7 million.
     During the three months ended September 30, 2008, we capitalized direct loan origination costs of $29.7 million, an increase of $6.5 million from $23.2 million for the comparable 2007 period. This 28.0% increase is a result of an $8.2 million, or 45.3%, increase in commission expense and an increase in the direct loan origination costs during the 2008 period versus the 2007 period.
     Nine months. Non-interest expense, before capitalization of direct loan origination costs, increased $115.0 million to $397.5 million during the nine months ended September 30, 2008, from $282.5 million for the comparable 2007 period.
     Compensation and benefits expense increased $35.6 million during the 2008 period from the comparable 2007 period to $165.5 million and was primarily attributable to regular salary increases for employees and additional staff and support personnel for the newly-opened banking centers, additional staff for collections and loss mitigation and additional underwriters and other support staff to manage the sizeable increase in FHA business.
     Commissions earned by the commissioned sales staff for the comparable period increased $33.4 million. This increase reflects in part the 65.0% increase in the home lending portion of loan production, for which commissions are higher.
     Asset resolution expense for the comparable period increased $22.9 million to $29.8 million. Because of the climate of the housing market, provision for REO loss was increased to $19.4 million from $3.4 million, an increase of $16.0 million, offset in part by gain on REO and recovery of related debt. Legal services related to foreclosure costs increased to $15.5 million from $9.9 million.
     The 36.2% increase in other expense during the 2008 period from the comparable 2007 period is principally reflective of an increase in expected losses on commercial letters of credit of $11.0 million and an increase in incurred losses under reinsurance contracts of $4.7 million.
     During the nine months ended September 30, 2008, we capitalized direct loan origination costs of $95.4 million, an increase of $29.8 million from $65.6 million for the comparable 2007 period. This 45.5% increase is a result of the increase in commission expense and other direct loan origination costs resulting from the increase in loan originations.
Benefit for Federal Income Taxes
     For the three months ended September 30, 2008, our benefit for federal income taxes as a percentage of pretax loss was (35.0)% compared to (33.6)% in 2007. For the nine months ended September 30, 2008, our benefit for federal income taxes as a percentage of pretax loss was (34.8)% compared to (26.1)% in 2007. For each period, the benefit for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
Analysis of Items on the Consolidated Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of residual interests from our private-label securitizations. The residual interests in these securitizations were $23.1 million at September 30, 2008 versus $13.7 million at December 31, 2007. The increase in securities classified as trading was a result of our election, in conjunction with the fair value option under SFAS 159, to reclassify (to this account) the residual interests that were previously classified as securities available for sale. Changes to fair value are recorded in the consolidated statement of operations.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of mortgage-backed securities, collateralized mortgage obligations and, prior to January 1, 2008, residual interests from securitizations of mortgage loan products decreased from $1.3 billion at December 31, 2007, to $1.0 billion at September 30, 2008. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

     Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.3 billion at December 31, 2007 to zero at September 30, 2008. The decrease was attributable to management’s decision to reclassify these securities to the available for sale category as of March 31, 2008. The reclassification was required because management no longer intends to hold these securities to maturity. A significant portion of these securities were sold subsequent to the reclassification. At December 31, 2007, $107.6 million of the mortgage-backed securities were pledged as collateral under security repurchase agreements.
     Other Investments. Our investment portfolio increased from $26.8 million at December 31, 2007, to $31.8 million at September 30, 2008. Investment securities consist of mutual funds held as contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At September 30, 2008, we held loans available for sale of $2.0 billion, which was a decrease of $1.5 billion from $3.5 billion held at December 31, 2007. The decrease was attributed to management’s decision to reclassify approximately $1.6 billion of mortgage loans, consumer loans and second mortgage loans to loans held for investment during the second and third quarter of 2008, net of mark downs taken upon transfers, because management no longer had the intent to sell these loans.
     Loans Held for Investment. Loans held for investment at September 30, 2008 increased $880.5 million from December 31, 2007. The increase was principally attributable to reclassifications of approximately $1.6 billion of mortgage loans, second mortgage loans and consumer loans from loans available for sale. This increase was partially offset by principal reductions on loans held for investment from normal payments.
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
     The allowance for loan losses increased to $224.0 million at September 30, 2008 from $104.0 million at December 31, 2007, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) increased to $413.7 million from $197.1 million at September 30, 2008 and December 31, 2007, respectively. The allowance for loan losses as a percentage of investment loans increased to 2.45% at September 30, 2008 from 1.28% at December 31, 2007. The increase in the allowance for loan losses at September 30, 2008 reflects management’s assessment of the effect of increased levels of charge-offs as well as increases in classified and non-performing loans. The allowance for loan losses as a percentage of non-performing loans increased to 54.1% from 52.8% at September 30, 2008 and December 31, 2007, respectively. The delinquency rate increased in the first nine months of the year to 6.92% as of September 30, 2008, up from 3.49% as of December 31, 2007.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of delinquent and non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At September 30, 2008, 76.3% of all delinquent loans are loans in which we have a first lien position on residential real estate.
Delinquent Loans

	September 30,	% of	December 31,	% of	September 30,	% of
	2008	Loans	2007	Loans	2007	Loans
Days Delinquent	(Dollars in thousands)
30	$107,313	1.18%	$59,811	0.74%	$73,382	1.05%
60	110,943	1.21	70,450	0.87	44,481	0.63
90	413,717	4.53	197,149	2.42	127,506	1.81

Total	$631,973	6.92%	$327,410	4.03%	$245,369	3.49%

Investment loans	$9,134,884		$8,134,397		$7,034,732

     We currently calculate our delinquent loans using a method required by the Office of Thrift Supervision when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” treats a loan as delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours usually use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans,

30 day delinquencies equaled $215.9 million, 60 day delinquencies equaled $117.5 million and 90 day delinquencies equaled $503.4 million at September 30, 2008. Total delinquent loans under the MBA Method total $836.9 million or 9.16% of loans held for investment at September 30, 2008, as compared to, $478.3 million, or 5.88% of total loans held for investment at December 31, 2007.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	Nine Months Ended		Year Ended
	September 30,	September 30,	December 31,
	2008	2007	2007
Beginning balance	$104,000	$45,779	$45,779
Provision for loan losses	167,708	49,941	88,297
Charge-offs
Mortgage loans	(29,384)	(12,453)	(17,468)
Consumer loans	(5,127)	(6,792)	(9,827)
Commercial loans	(13,124)	(379)	(4,765)
Construction loans	(169)	—	—
Other	(1,442)	(1,122)	(1,599)

Total charge-offs	(49,246)	(20,746)	(33,659)

Recoveries
Mortgage loans	330	536	687
Consumer loans	806	1,959	2,258
Commercial loans	7	1	174
Construction loans	—	—	—
Other	395	330	464

Total recoveries	1,538	2,826	3,583

Charge-offs, net of recoveries	(47,708)	(17,920)	(30,076)

Ending balance	$224,000	$77,800	$104,000

Net charge-off ratio	0.71%	0.34%	0.38%

     Accrued Interest Receivable. Accrued interest receivable decreased from $57.9 million at December 31, 2007, to $53.3 million at September 30, 2008, due to the timing of payments. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended September 30, 2008 and 2007, we repurchased $16.0 million and $13.7 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $15.4 million at September 30, 2008 and $8.1 million at December 31, 2007, and is included within other assets in our consolidated statements of financial condition.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $246.3 million at September 30, 2008, an increase of $8.6 million, or 3.6%, from $237.7 million at December 31, 2007. The increase reflects the continued expansion of our retail banking center network.

     Mortgage Servicing Rights. At September 30, 2008, MSRs included residential MSRs at fair value amounting to $722.2 million and consumer MSRs at amortized cost amounting to $10.0 million. At December 31, 2007, all MSRs were accounted for on an amortized cost basis and amounted to $414.0 million of which $402.2 million were residential. As of January 1, 2008, we elected the fair value method for residential MSRs and recorded a cumulative effect adjustment to retained earnings of $43.7 million, which increased the balance of our residential MSRs. During the nine month period ended September 30, 2008, we recorded additions to our residential MSRs of $291.9 million due to loan sales or securitizations. Additionally, we recorded a fair value adjustment to decrease the fair value of the residential MSRs by $15.7 million. The adjustment included approximately $42.8 million in the reduction of fair value due to payoffs offset by $27.1 million of market driven charges, primarily an increase in mortgage loan rates that led to an expected decrease in prepayment speeds. The increase in the capitalized value of the MSRs from December 31, 2007 to September 30, 2008 includes the effect of the change in accounting from amortized cost to fair value. See Note — 9 in Part I, Item 1 Financial Statements, herein.
     The principal balance of the loans underlying our total MSRs was $51.8 billion at September 30, 2008 versus $32.5 billion at December 31, 2007, reflecting our 2008 loan origination activity without any bulk MSR sales during the 2008 period.
     Other Assets. Other assets increased $167.3 million, or 110.7%, to $318.4 million at September 30, 2008, from $151.1 million at December 31, 2007. The majority of this change was attributable to a net increase of $11.5 million in accounts relating to derivative activities utilized to hedge our MSR portfolio, a $18.8 million increase in mortgage banking derivatives, an increase of $64.1 million relating to the estimated fair value of repurchased assets and an increase in deferred federal and state income tax benefit of $60.8 million and $14.7 million, respectively.
Liabilities
     Deposit Accounts. Deposit accounts decreased $0.8 billion to $7.4 billion at September 30, 2008, from $8.2 billion at December 31, 2007. Although our total deposits decreased, the majority of the decrease came from a reduction in more expensive certificates of deposit, municipal deposits and national accounts. This reduction was executed as part of our strategy to shrink the size of our balance sheet and increase our net interest margin. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	September 30, 2008			December 31, 2007
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$419,109	0.63%	5.65%	$436,239	1.60%	5.30%
Savings accounts	410,069	2.50%	5.53	237,762	2.90%	2.89
MMDA	520,664	2.68%	7.02	531,587	3.86%	6.45
Certificates of deposit(1)	3,418,840	4.05%	46.06	3,870,828	4.99%	46.99

Total Retail Deposits	4,768,682	3.47%	64.26	5,076,416	4.48%	61.63

Municipal deposits(2)	1,213,150	3.01%	16.35	1,545,395	5.04%	18.76
National accounts	970,257	4.78%	13.07	1,141,549	4.64%	13.86
Company controlled deposits(3)	468,715	0.00%	6.32	473,384	0.00%	5.75

Total Deposits	$7,420,804	3.35%	100.0%	$8,236,744	4.35%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.1 billion and $2.8 billion at September 30, 2008 and December 31, 2007, respectively.

(2)	Municipal deposits includes funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $1.2 billion at September 30, 2008 and $1.5 billion at December 31, 2007. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through the use of investment banking firms and deposit brokers. National deposit accounts decreased $0.1 billion to $1.0 billion at September 30, 2008, from $1.1 billion at December 31, 2007. At September 30, 2008, the national deposit accounts had a weighted maturity of 17.5 months.
     The Company controlled accounts remained constant at $0.5 billion for September 30, 2008 and December 31, 2007.

     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed rate putable advances	$2,150,000	4.02%	$1,900,000	4.13%
Short-term fixed rate term advances	638,000	3.73%	1,851,000	4.07%
Long-term fixed rate term advances	2,650,000	4.57%	2,550,000	4.69%

Total	$5,438,000	4.26%	$6,301,000	4.34%

     FHLB advances decreased $0.9 billion to $5.4 billion at September 30, 2008, from $6.3 billion at December 31, 2007, as we reduced our asset size from $15.8 billion at December 31, 2007 to $14.2 billion at September 30, 2008. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.0 billion at September 30, 2008.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At both September 30, 2008 and December 31, 2007, we had security repurchase agreements amounting to $108.0 million.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by the Company’s special purpose trust subsidiaries. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both September 30, 2008 and December 31, 2007, we had $248.7 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable decreased $19.9 million from December 31, 2007 to $27.2 million at September 30, 2008. The decrease was principally due to the decrease in interest rates during 2008 on our interest-bearing liabilities.
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
     The secondary market reserve increased $1.0 million to $28.6 million at September 30, 2008, from $27.6 million at December 31, 2007. This increase is attributable to the Company’s expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning of period	$28,000	$27,300	$27,600	$24,200
Provision
Charged to gain on sale for current loan sales	2,376	2,697	8,183	7,611
Charged to other fees and charges for changes in estimates	1,087	(974)	(474)	4,046

Total	3,463	1,723	7,709	11,657
Charge-offs, net	(2,863)	(1,523)	(6,709)	(8,357)

Balance, end of period	$28,600	$27,500	$28,600	$27,500

     Reserve levels are a function of expected losses based on actual pending and expected claims, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at September 30, 2008 is adequate.
     Other Liabilities. Other liabilities increase $82.6 million, or 64.0%, to $211.6 million at September 30, 2008 from $129.0 million at December 31, 2007. The majority of the increase was attributable to an increase of $12.9 million in escrow accounts, a $21.0 million increase in undisbursed payments to others, a $6.9 million increase in accrued payroll, an increase of $11.0 million in reserves relating to our commercial letters of credit and a $4.1 million increase in our premium deficiency reserve on our wholly-owned reinsurance company.
Liquidity and Capital
     Liquidity. Liquidity refers to the ability or the financial flexibility to manage future cash flows in order to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. Our primary sources of funds are deposits, loan repayments and sales, advances from the FHLB, security repurchase agreements, cash generated from operations, custodial accounts and customer escrow accounts. From time to time, we also draw upon our line of credit at the Federal Reserve discount window. While we believe that these sources of funds will continue to be adequate to meet our liquidity needs for the foreseeable future, there is currently illiquidity in the non-agency secondary mortgage market and reduced investor demand for mortgage-backed securities and loans in that market. Under these conditions, we use our liquidity, as well as our capital capacity, to hold increased levels of both securities and loans. While our liquidity and capital positions are currently sufficient, our capacity to retain loans and securities on our consolidated statement of financial condition is not unlimited and we have revised our lending guidelines as a result of a prolonged period of secondary market illiquidity to primarily originate loans that could readily be sold to Fannie Mae and Freddie Mac or be federally insured by Ginnie Mae.
     Retail deposits decreased to $4.8 billion at September 30, 2008, as compared to $5.1 billion at December 31, 2007. This reduction was executed as part of our strategy to shrink the size of our balance sheet.
     Mortgage loans sold during the nine months ended September 30, 2008 totaled $22.1 billion, an increase of $5.1 billion from the $17.0 billion sold during the same period in 2007. We attribute this increase to the interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans, to an increase in our market share which we believe results in part from the reduced number of potential competitors and to our decision to sell substantially all of the residential mortgage loans that we originate during 2008. Among other things, our increase in market share was driven by a significant increase in FHA volume, as we are now the seventh largest FHA lender in the United States. We sold 97.7% and 88.3% of our mortgage loan originations during the nine month periods ended September 30, 2008 and 2007, respectively.
     We use FHLB advances and, to a lesser extent, security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales, custodial accounts and escrow accounts. We currently have an authorized line of credit equal to $7.0 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At September 30, 2008, we had borrowed $5.4 billion. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At September 30, 2008, we had arrangements to enter into security repurchase agreements, which is a form of collateralized short-term borrowing, with multiple financial institutions (each of which is a primary dealer for Federal Reserve purposes). Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At September 30, 2008, our security repurchase agreements totaled $108.0 million.
     At September 30, 2008, we had arrangements with the Federal Reserve Bank of Chicago (FRB) to borrow as needed from its discount window. During the third quarter of 2008, the maximum outstanding at any one time to the FRB was $300 million and the $832 million line was undrawn as of September 30, 2008. We accessed this line from time to time throughout the quarter in order to reduce our overall cost of funds. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. At September 30, 2008, the lendable value of the collateral we pledged to the FRB totaled $1.1 billion of which no borrowings were outstanding.
     At September 30, 2008, we had outstanding rate-lock commitments to lend $3.2 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $2.2 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2008, we had outstanding commitments to sell $3.1 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.5 billion at September 30, 2008, including $853.7 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $344.7 million at September 30, 2008. There was an additional $11.5 million in undrawn lines of credit contained within consumer loans.
     Regulatory Capital Adequacy. At September 30, 2008, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized” for both Tier 1 capital and total risk-based capital purposes. The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in nine separate private offerings to the capital markets and as to which $247.4 million of such securities were outstanding at September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure to interest rate risk arises from three distinctly managed mechanisms — home lending, mortgage servicing, and structural balance sheet maturity or repricing mismatches.
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
Item 4. Controls and Procedures
     (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
     (b) Changes in Internal Controls. During the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Our ability to make mortgage loans depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations, deposits, which include custodial amounts from our agency servicing portfolio, borrowings from the FHLB, borrowings from investment and commercial banks through repurchase agreements, and capital-raising activities. If we are unable to maintain any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will able to renew or maintain our financing arrangements or that we will be able to adequately access capital markets when or if a need for additional capital arises.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
     Issuer Purchases of Equity Securities
     The Company made no purchases of its equity securities during the quarter ended September 30, 2008.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Special Meeting of Stockholders on August 12, 2008, the Company’s stockholders approved the automatic conversion of 47,982 shares of the Company’s mandatory convertible non-cumulative perpetual preferred stock, series A, into approximately 11,289,878 shares of common stock. The votes for, votes against and abstentions (there were no broker non-votes) were as follows:

Votes for	39,167,855
Votes against	424,591
Abstentions	100,290
Item 5. Other Information
     None.

Item 6. Exhibits
11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: November 10, 2008	/s/ Mark T. Hammond
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