Form 10-K
period 2008-12-31
FLAGSTAR BANCORP INC
filed 2009-03-13
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16577

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer ☑	Non-Accelerated Filer	Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No ☑

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($3.01 per share) as reported on the New York Stock Exchange on June 30, 2008, was approximately $143.8 million. The registrant does not have any non-voting common equity shares.

As of March 6, 2009, 90,379,297 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2009 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

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

General

The Company is a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank. At December 31, 2008, our total assets were $14.2 billion, making us the largest publicly held savings bank in the Midwest and one of the top 10 largest savings banks in the United States.

The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

At December 31, 2008, we operated 175 banking centers (of which 42 are located in retail stores such as Wal-Mart) located in Michigan, Indiana and Georgia. We also operate 104 home loan centers located in 27 states. This includes an additional 12 banking centers we opened during 2008, including six in Georgia, five in Michigan and one in Indiana. During 2008, we closed one of our in-store branches located in Indiana and consolidated the operations with one of our nearby banking centers. During 2009, we expect to complete work on three new banking centers, two in Georgia and one in Michigan, that were under contract at the end of 2008. Currently, we plan to close two branches in 2009.

Our earnings include net interest income from our retail banking activities and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, the sale of servicing rights related to mortgage loans serviced and fee-based services provided to our customers. Approximately 99.0% of our total loan production during 2008 represented mortgage loans that were collateralized by first or second mortgages on single-family residences.

At December 31, 2008, we had 3,920 full-time equivalent salaried employees of which 674 were account executives and loan officers.

Recent Developments

On January 30, 2009, we raised a total of $523 million in equity capital through the simultaneous sale of convertible stock to a private equity fund, the sale of preferred stock to the U.S. Treasury through the Troubled Asset Relief Program’s Capital Purchase Program (the “TARP Capital Purchase Program”) and the sale of common stock to members of management and the Board of Directors. We also entered into an agreement to raise a further $100 million in equity. Each of these are further described below.

Capital Investment

On January 30, 2009, we became a “controlled company,” as defined in the rules of the New York Stock Exchange (the “NYSE”), upon the purchase, for $250 million, of 250,000 shares of our newly authorized series of convertible participating voting preferred stock (the “Preferred Stock”) by MP Thrift Investments L.P. (“MatlinPatterson”), an entity formed by MP Thrift Global Partners III LLC, an affiliate of MatlinPatterson Global Advisors LLC, pursuant our investment agreement with MatlinPatterson dated as of December 17, 2008. Such preferred shares will automatically convert at $0.80 per share, into 312.5 million shares of our common stock, upon receipt of stockholder approval authorizing additional shares of common stock. The terms of the preferred stock allow MatlinPatterson to vote such shares on an as-converted basis and, as a result, MatlinPatterson controlled approximately 77.6% of the voting power of Flagstar as of January 30, 2009. As a “controlled company” we are exempt from certain of the NYSE’s corporate governance requirements, including the requirement to maintain a majority of independent directors and requirements related to the compensation committee and the nomination/corporate governance committee.

Management Purchases. Also on January 30, 2009, and pursuant to the investment agreement, certain of our officers and directors purchased in the aggregate, 6.65 million shares of common stock at a purchase price of $0.80 per share for a total of $5.32 million.

Closing Agreement. On January 30, 2009, we entered into a closing agreement with MatlinPatterson pursuant to which we agreed to sell to MatlinPatterson (i) an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the previously announced $250 million investment by MatlinPatterson (the “Additional Preferred Stock”) and (ii) $50 million of trust preferred securities with a 10% coupon (the “Trust Preferred Securities”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which we issued 25 thousand shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which we issued 25 thousand shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of shareholder approval, the 50 thousand shares of Additional Preferred Stock will automatically convert into 62.5 million shares of our common stock The $50 million sale of the Trust Preferred Securities is expected to be consummated by March 31, 2009 and will consist of 50,000 shares that will be convertible into common stock at the option of MatlinPatterson on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the Trust Preferred Securities are not converted, they will remain outstanding perpetually unless redeemed by us at any time after January 30, 2011.

Participation in Troubled Asset Relief Program (TARP) Capital Purchase Program

On January 30, 2009, we entered into a Letter Agreement and a Securities Purchase Agreement with the United States Department of the Treasury (the “Treasury”) under its TARP Capital Purchase Program, pursuant to which we sold to the Treasury, 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share, subject to certain anti-dilution and other adjustments. The preferred stock has a 5% annual coupon for the first five years and a 9% annual coupon thereafter and is redeemable at any time, and the warrant has a 10 year term. This transaction was consummated pursuant to our participation in the TARP Capital Purchase Program.

Issuance of Warrants to Certain Stockholders

In full satisfaction of our obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in our May 2008 private placement capital raise, we granted warrants (the “May Investor Warrants”) to them on January 30, 2009 for the purchase of 14,259,794 shares of our common stock at $0.62 per share. The holders of such warrants will be entitled to acquire our common shares for a period of ten years. Had we not issued such warrants in satisfaction of the applicable anti-dilution provisions, we would have been required to pay the May Investors approximately $25 million.

Pro Forma Capital Ratios

At December 31, 2008, the Bank had regulatory capital ratios of 4.95% for Tier 1 capital and 9.10% for total risk-based capital. Upon our receipt of the investments from MatlinPatterson, management and the Treasury totaling $523 million, $475 million was immediately invested into the Bank to improve its capital level and to fund lending activity. Had the Bank received the $475 million at December 31, 2008, the Bank’s regulatory capital ratios would have been 7.74% for Tier 1 capital and 14.67% for total risk-based capital. As a result of the additional capital received on January 30, 2009, the OTS provided the Bank with written notification that the Bank’s capital category remained “well-capitalized.”

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

Banking Operation. Our banking operation collects deposits and has offered a broad base of banking services to consumer, municipal and commercial customers. We collect deposits at our 175 banking centers and via the Internet. We also sell certificates of deposit through independent brokerage firms. In addition to deposits, we may borrow funds by obtaining advances from the FHLB or other Federally backed institutions or by entering into repurchase agreements with correspondent banks using as collateral our mortgage-backed securities that we hold as investments. The banking operation may invest these funds in a variety of consumer and commercial loan products.

We offer a variety of deposit products ranging in maturity from demand-type accounts to certificates with maturities of up to ten years. We primarily rely upon our network of strategically located banking centers, the quality and efficiency of our customer service, and our pricing policies to attract deposits.

In past years, our national accounts division garnered funds through the use of investment banking firms (“wholesale deposits”). During 2006 and through June 2007, we did not solicit any funds through the national accounts division as we had access to more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that had the potential for a long term customer relationship. However, in July 2007, wholesale deposits became attractive from a cost of funds and duration standpoint, so we began to solicit funds through this division again and continued to do so through 2008.

While our primary investment vehicle is single-family residential first mortgage loans originated or acquired by our home lending operation, our banking operation has in the past offered consumer and commercial financial products and services to individuals and to small to middle market businesses. During 2006 and 2007, we placed an increased emphasis on commercial real estate lending and on expansion of our commercial lending as a diversification from our national mortgage lending platform. During 2008, as a result of continued economic concerns, we funded commercial loans that had previously been underwritten and approved but otherwise halted new commercial lending activity as well as most consumer and other non-residential first mortgage activity.

At December 31, 2008, our commercial real estate loan portfolio totaled $1.8 billion, or 19.6% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $24.7 million, or 0.3% of our investment loan portfolio. At December 31, 2007, our commercial real estate loan portfolio totaled $1.5 billion, or 19.2% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $23.0 million, or 0.3% of our investment loan portfolio. During 2008, we originated $206.0 million of commercial loans versus $639.9 million in 2007.

Commercial loans are made on a secured or in limited cases on an unsecured basis, with a vast majority also being collateralized by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial loans require an appraised value sufficient to satisfy our loan-to-value ratio requirements. We also generally require a minimum debt-service coverage ratio, other than for development loans, and consider the creditworthiness and managerial ability of our borrowers, the enforceability and collectibility of any relevant guarantees and the quality of the collateral.

We also offer warehouse lines of credit to other mortgage lenders. These lines allow the lender to fund the closing of a residential mortgage loan. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2008, was $1.1 billion, of which $434.1 million was outstanding, as compared to, $1.2 billion granted at December 31, 2007, of which $316.7 million was outstanding.

Additionally we have offered consumer loans to individuals that include second mortgage loans or home equity lines of credit. During 2008, we originated $140.4 million in consumer loans versus $742.2 million originated in 2007. At December 31, 2008, our consumer loan portfolio totaled $829.3 million or 9.1% of our investment loan portfolio, and contained $287.4 million of second mortgage loans, $408.4 million of home equity lines of credit, and $134.7 million of various other consumer loans. As a result of economic conditions, we have generally halted new lending in this area.

Our banking operation also offers a variety of other value-added, fee-based banking services.

Home Lending Operation. Our home lending operation originates, acquires, sells and services one-to-four family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2008, approximately 61.5% of our interest-earning assets consisted of first mortgage loans on single-family residences.

During 2008, we were one of the country’s leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards. We expect to continue to utilize technology to streamline the mortgage origination process and bring service and convenience to our correspondent partners and customers. We maintain 14 sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our production channels. Our brokers, correspondents and home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Since 2006, virtually all mortgage loans that closed used the Internet in the completion of the mortgage origination or acquisition process.

•	Retail. In a retail transaction, we originate the loan through our nationwide network of 104 home loan centers, as well as through our 175 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosure and other aspects of the lending process and fund the transaction internally. During 2008, we closed $2.6 billion of loans utilizing this origination channel, which equaled 9.5% of total originations as compared to $2.0 billion or 7.8% of total originations in 2007 and $2.1 billion or 11.7% of total originations in 2006.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a fee to acquire the mortgage servicing rights on the loan. We currently have active broker relationships with over 6,200 mortgage brokerage companies located in all 50 states. During 2008, we closed $12.2 billion utilizing this origination channel, which equaled 44.0% of total originations, as compared to $12.4 billion or 49.3% in 2007 and $9.0 billion or 48.3% in 2006.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan plus a fee to acquire the mortgage servicing rights on the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,200 companies located in all 50 states. During 2008, we closed $13.0 billion utilizing this origination channel, which equaled

46.5% of total originations versus $10.8 billion or 42.9% originated in 2007 and $7.2 billion or 40.0% originated in 2006.

Underwriting. Mortgage loans acquired or originated by the home lending operation are underwritten on a loan-by-loan basis rather than on a pool basis. In general, mortgage loans produced through any of our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, certain of our correspondents have delegated underwriting authority. In all cases, loans must be underwritten to Flagstar’s standards. Any loan not underwritten by a Flagstar-employed underwriter must be warranted by the underwriter’s employer, whether it is a mortgage insurance company or correspondent mortgage company.

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an award-winning imaging workflow process, allows for underwriting at a higher level of accuracy and timeliness than exists with processes that rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models (“AVMs”), multiple fraud detection engines and the ability to electronically submit IRS Form 4506s, to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then faxed or uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

Mortgage Loans. All mortgage loans acquired or originated by our home lending operation are collateralized by a first or second mortgage on a one-to-four family residential property. During 2008, we only originated residential mortgage loans that conformed to the respective underwriting guidelines established by Fannie Mae, Ginnie Mae or Freddie Mac, which we collectively refer to as the “Agencies”.

Construction Loans. Our home lending operation also makes short-term loans for the construction of one-to-four family residential housing throughout the United States, with a large concentration in our southern Michigan market area. These construction loans usually convert to permanent financing upon completion of construction. All construction loans are collateralized by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction/permanent loans may have adjustable or fixed interest rates and are underwritten in accordance with the same terms and requirements as permanent mortgages, except that during a construction period, generally up to nine months, the borrower is required to make interest-only monthly payments. Monthly payments of principal and interest commence one month from the date the loan is converted to permanent financing. Borrowers must satisfy all credit requirements that would apply to permanent mortgage loan financing prior to receiving construction financing for the subject property. During 2008, we originated a total of $80.0 million in construction loans versus $126.7 million originated in 2007 and $114.8 million originated in 2006. At December 31, 2008, our portfolio of loans held for investment included $54.7 million of loans secured by properties under construction, or 0.6% of total loans held for investment.

Secondary Market Loan Sales and Securitizations. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated:

	For the Year Ended December 31,
	2008	2007	2006
	Principal Sold	Principal Sold	Principal Sold
	%	%	%

Agency Securitizations	98.2%	89.7%	83.1%
Whole Loan Sales	1.8%	6.5%	14.6%
Private Securitizations	0.0%	3.8%	2.3%

Total	100.0%	100.0%	100.0%

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

In addition to the cash we receive from the securitization of mortgage loans, we retain certain interests in the securitized mortgage loans and the trusts. Such retained interests include residual interests, which arise as a result of our private-label securitizations, and mortgage servicing rights (“MSRs”), which can arise as a result of our Agency securitizations, whole loan sales or private-label securitizations.

The residual interests created upon the issuance of private-label securitizations represent the first loss position and are not typically rated by any nationally recognized statistical rating organization. The value of residual interests represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. Excess cash flows are dependent upon various factors including estimated prepayment speeds, credit losses and over-collateralization requirements. Residual interests are not typically entitled to any cash flows until both the over-collateralization account, which represents the difference between the bond balance and the value of the collateral underlying the security, has reached a certain level and certain expenses are paid. The over-collateralization requirement may increase if certain events occur, such as increases in delinquency rates or cumulative losses. If certain expenses are not paid or over-collateralization requirements are not met, the trustee applies cash flows to the over-collateralization account until such requirements are met and no excess cash flows would flow to the residual interest. A delay in receipt of, or reduction in the amount of, excess cash flows would result in a lower valuation of the residual interests.

Residual interests are designated by us as trading securities and are marked to market in current period operations. We use an internally maintained model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and discount rates. See Note 8 in Part II, Item 8 Financial Statements and Supplementary Data, herein.

Upon our sale of mortgage loans, we may retain the servicing of the mortgage loans, or even sell the servicing rights to other secondary market investors. In general, we do not sell the servicing rights to mortgage loans that we originate for our own portfolio or that we privately securitize. When we retain MSRs, we are entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. We may also be entitled to receive additional servicing compensation, such as late payment fees and earn additional income through the use of non-interest bearing escrows.

When we sell mortgage loans, whether through Agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans, loss indemnifications and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $42.5 million and $27.6 million at December 31, 2008 and 2007, respectively.

Loan Servicing. The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity for us. Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. On January 1, 2008, we adopted SFAS 157, “Fair Value Measurements” and elected SFAS 156 “Accounting for Servicing of Financial Assets an Amendment of FASB 140”. Upon our election of SFAS 156, the carrying value of our residential MSRs increased to the fair value amount as a result of recognizing a cumulative effect adjustment of $28.4 million to beginning retained earnings. During 2008, 2007 and 2006, we serviced portfolios of mortgage loans that averaged $46.2 billion, $23.4 billion and $20.3 billion, respectively. The servicing generated gross revenue of $148.5 million, $91.1 million and $82.6 million in 2008, 2007, and 2006, respectively. This revenue stream was offset by the amortization of $2.5 million, $78.3 million and $69.6 million in previously capitalized values of MSRs in 2008, 2007, and 2006, respectively. Prior to January 1, 2008, when a loan was prepaid or refinanced, any remaining MSR for that loan would be fully amortized and therefore amortization expense in a period could exceed loan administration income. During a period of falling or low interest rates, the amount of amortization expense typically increased because of prepayments and refinancing of the underlying mortgage loans. During a period of higher or rising interest rates, payoffs and refinancing typically slowed, reducing the rate of amortization. Beginning on January 1, 2008, with the adoption of the fair value method for our residential MSRs, amortization expense is no longer used because the fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

As part of our business model, we occasionally sell MSRs into the secondary market if we determine that market prices provide us with an opportunity for appropriate profit or for capital management, balance sheet management or interest rate risk purposes. Over the past three years, we sold $31.7 billion of loans serviced for others underlying our MSRs, including $0.5 billion in 2008. The MSRs are sold in transactions separate from the sale of the underlying loans. Prior to January 1, 2008, at the time of the sale, we recorded a gain or loss based on the selling price of the MSRs less the carrying value and transaction costs. Effective January 1, 2008, with adoption of fair value accounting for residential MSRs, we would not expect to realize significant gains or losses at the time of sale as the change in value is recorded as a mark to market adjustment.

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

Flagstar Reinsurance Company. Flagstar Reinsurance Company (“FRC”) is a wholly-owned subsidiary of the Company that was formed during 2007 as a successor in interest to another wholly-owned subsidiary, Flagstar Credit Inc., a reinsurance company which was subsequently dissolved in 2007. FRC is a reinsurance company that provides credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year. With each pool, all of the primary risk is initially borne by one or more unaffiliated private mortgage insurance companies. A portion of the risk is then ceded to FRC by the insurance company, which remains principally liable for the entire amount of the primary risk. To effect this, the private mortgage insurance company provides loss coverage for all foreclosure losses up to the entire amount of the “insured risk” with respect to each pool of loans. The respective private mortgage insurance company then cedes a portion of that risk to FRC and pays FRC a corresponding portion of the related premium. The mortgage insurance company usually retains the portion of the insured risk ranging from 0% to 5% and from 10.01% to 100% of the insured risk. FRC’s share of the total amount of the insured risk is an intermediate tranche of credit enhancement risk which covers the 5.01% to 10% range, and therefore its maximum exposure at any time equals 5% of the insured risk of the insured pools. At December 31, 2008, FRC’s maximum exposure amounted to $134.8 million. Pursuant to our individual agreements with the private mortgage insurance companies, we are obligated to maintain cash in a separately managed account for the benefit of these mortgage insurance companies to cover any losses experienced in the portion ceded to us. The amounts we maintain are determined periodically by these companies and reflect the difference between their estimated future unearned premiums and their overall assessment at the time of our probability of maximum loss related to our ceded portion and the related severity of such loss. Pursuant to these agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we are required to maintain in these separately managed accounts. At December 31, 2008, these separately managed accounts had balances totaling $34.5 million. Although FRC’s obligation is subordinated to the primary insurers, we believe that FRC bears risk up to the amounts in the managed accounts. As of December 31, 2008, no claim had been made against FRC on the mortgage loan credit enhancement it provides.

Paperless Office Solutions, Inc. Paperless Office Solutions, Inc. (“POS”), a wholly-owned subsidiary of the Company, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators.

Other Flagstar Subsidiaries. In addition to the Bank, Douglas, FRC and POS, we have a number of wholly-owned subsidiaries that are inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 3 and 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

Flagstar ABS LLC. Flagstar ABS LLC is a wholly-owned subsidiary of FCMC that serves as a bankruptcy remote special purpose entity that has been created to hold trust certificates in connection with our private securitization offerings.

Other Bank Subsidiaries. The Bank, in addition to FCMC, also wholly-owns several other subsidiaries, all of which were inactive at December 31, 2008.

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

Source of Strength. We are required to act as a source of strength to the Bank and to commit managerial assistance and capital to support the Bank. The required support may be needed at times when we may not find ourselves able to provide it. Capital loans by a savings and loan holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the bank. In the event of a savings and loan holding company’s bankruptcy, any commitment by the savings and loan holding company to a federal bank regulator to maintain the capital of a subsidiary bank should be assumed by the bankruptcy trustee and may be entitled to a priority of payment.

Capital Adequacy. The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. There is no such requirement that applies to the Company. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Effective January 30, 2009, the Bank received $475.0 million in capital from the Company following the simultaneous investment the same day by the Treasury and by MatlinPatterson and by certain members of management and the Board of Directors. See “Recent Developments” in Part I, Item 1. Business, for more information. Also on January 30, 2009, the Bank formally submitted its 2008 financial results and capital calculations to the OTS. As a result of the capital infusion, the OTS advised the Bank that its pre-existing capital category of “well-capitalized” would not change. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0% or more, its leverage ratio (also referred to as its core capital ratio) is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately-capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0%. Any institution that is neither well capitalized nor adequately-capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.0% or less will be considered critically undercapitalized.

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

For those other U.S. banks, the U.S. banking agencies had issued advance rulemaking notices through December 2006 that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, were intended to avoid future competitive inequalities between Basel I and Basel II organizations. However, the U.S. banking agencies withdrew the proposed Basel 1A capital framework in late 2007. In July 2008, the agencies issued the proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. While comments on the proposed rule were due to the agencies by October 27, 2008, a definitive final rule has not been issued.

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

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, the Company discontinued the payment of dividends on its common stock. Moreover, the Company is prohibited from increasing dividends on our common stock above $0.05 per share without the consent of the Treasury pursuant to the terms of the TARP Capital Purchase Program. The Company’s principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). The Bank does not currently expect to pay dividends to the Company and, even if it determined to do so, would not make payments if the Bank were not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OTS at least 30 days before it may make a capital distribution to the Company.

Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. On October 14, 2008, the Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP, and since has injected capital into many other financial institutions. On January 30, 2009, we entered into a letter agreement including the securities purchase agreement with the Treasury pursuant to which, among other things, we sold to the Treasury preferred stock and warrants. Under the terms of the TARP, we are prohibited from increasing dividends on our common stock above $0.05 per share, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the U.S. President signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the Treasury, until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the U.S. President. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages by providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, implementing a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac. We continue to monitor these developments and assess their potential impact on the business of the Company and the Bank.

FDIC Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the United States government through the DIF. Under FDIC guidelines issued in November 2006, the Bank’s premiums increased to increase the capitalization of the DIF. For 2008, the assessment was approximately $7.9 million, before any credits, as compared to $4.4 million in 2007. For 2009, FDIC assessments are expected to substantially increase as the FDIC seeks to recapitalize the DIF. Additionally, on February 27, 2009, the FDIC announced that all insured depositary institutions, including the Bank, must pay a special 20 basis point assessment during the third quarter 2009, generally based on an institution’s total deposits outstanding at June 30, 2009, to compensate for an unexpected and significant decline in the DIF.

FDIC Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) was created in 2008 to provide banks with the opportunity to participate in a debt guarantee program or a transaction account guarantee program. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts at a participating bank would be insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. The Company and the Bank elected to participate only in the transaction account guarantee program and as such will pay the FDIC a fee of 10 basis points per quarter on amounts in covered accounts exceding $250,000.

Affiliate Transaction Restrictions. The Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates.

Federal Reserve. Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirement is to increase the Bank’s cost of funds.

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

Federal regulations require additional disclosures and consumer protections to borrowers for certain lending practices, including predatory lending. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

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

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal, under the FH Act, including some that are not specifically mentioned in the FH Act itself.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. In 2008, the Bank received a “satisfactory” CRA rating from the OTS.

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

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

The financial services industry has recently been materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant and prolonged decline in liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, particularly in financial institutions like ours. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry.

Market conditions have also led to the failure or merger of a number of the largest financial institutions in the U.S. and global marketplaces. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and often have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.

In 2008, governments, regulators and central banks in the United States and worldwide took numerous steps to increase liquidity and to restore investor confidence but asset values have continued to decline and access to liquidity, remained very limited.

Overall, during fiscal 2008 and for the foreseeable future, the business environment has been extremely adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

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

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect our earnings, liquidity, capital position and financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our consolidated statement of financial condition, and derivatives counterparties.

The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced ratings downgrades and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse affect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.

Defaults by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit or other relationships between and among institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as banks with which we interact on a daily basis, and therefore could adversely affect us.

If we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected.

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

There exists a natural counterbalance of our loan production and servicing operations. Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. We have also benefited from periods of wide spreads between short and long term interest rates. If interest rates rise after we fix a price for a loan or commitment but before we close and sell such loan, the value of the loan will decrease and the amount we receive from selling the loan may be less than its cost to originate.

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

Changes in interest rates may cause a mismatch in our mortgage origination flow of loans, or “pipeline” and adversely affect our profitability. In our mortgage banking operation we are exposed to interest rate risk from the time we commit to an interest rate on a mortgage loan application through the time we sell or commit to sell the mortgage loan. On a daily basis, we analyze various economic and market factors to estimate the percentage of mortgage loans we expect to sell for delivery at a future date. The amount of loans that we commit to sell is based in part on our expectation of the pull-through percentage, which is the ratio of mortgage loans closed divided by the number of mortgage loans on which we have issued binding commitments (and thereby locked in the interest rate) but have not yet closed (“pipeline loans”). If interest rates change in an unanticipated fashion, the actual percentage of pipeline loans that close may differ from the projected percentage. A mismatch of commitments to fund mortgage loans and commitments to sell mortgage loans may have an adverse effect on the results of operations in any such period. For instance, we may not have made commitments to sell these additional pipeline loans and therefore may incur significant losses upon their sale if the market rate of interest is higher than the mortgage interest rate to which we committed on such additional pipeline loans. Alternatively, we may have made commitments to sell more loans than actually closed or at prices that are no longer profitable to us. Our profitability may be adversely affected to the extent our economic hedging strategy for pipeline loans is not effective.

The value of our mortgage servicing rights could decline with reduction in interest rates.

The market value of our mortgage loan servicing portfolio may be adversely affected by declines in interest rates which will adversely affect our earnings. When mortgage rates rise we would generally expect payoffs in our servicing portfolio to decline, which generally should result in increases to the fair value of our MSRs. When mortgage interest rates decline, mortgage loan prepayments tend to increase as customers refinance their loans. When this happens, the income stream from our current mortgage loan servicing portfolio may decline, which in turn reduces the fair value of our MSR asset.

Certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates.

We invest in MSRs to support our mortgage banking strategies and to deploy capital at acceptable returns. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also enter into derivatives to hedge our MSRs to offset changes in fair value resulting from the actual or anticipated changes in prepayments and changing interest rate environments. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, our hedging strategies rely on assumptions and projections regarding our assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, we may incur losses that would adversely impact our earnings.

We use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation.

A portion of our assets are carried on our consolidated statement of financial condition at fair value, including our MSRs, certain mortgage loans held for sale, trading assets, available-for-sale securities, derivatives and repossessed assets. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines in the dollar amount of assets we report on our consolidated statement of financial condition.

Changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios.

At December 31, 2008, $1.1 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We have, in the past, recorded other than temporary impairment (“OTTI”) charges. We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

The capital that we are required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our regulatory capital.

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Additionally, the performance of our standby and commercial letters of credit may be adversely affected as well. Consequently, our allowance for loan losses and guarantee liability may not be adequate to cover actual losses, and we may be required to materially increase our reserves.

Approximately 93.7% of our loans held for investment portfolio as of December 31, 2008, was comprised of loans collateralized by real estate. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

As with most lending institutions, we maintain an allowance for loan losses to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects our estimate of the probable losses in our portfolio of loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

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

We also issue, from time to time, standby and commercial letters of credit for which we guarantee the performance of a customer to a third party. Because the credit risk associated with these instruments is essentially the same as extending loans to customers, the continuing decline in the housing and residential mortgage market and the economy in general could adversely affect our customers which may require us to increase our guarantee liability. Such increase would have an adverse impact on our financial results.

Our secondary market reserve for losses could be insufficient.

We currently maintain a secondary market reserve, which is a liability on our consolidated statement of financial condition, to reflect our best estimate of expected losses that we have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce our net gain on loan sales, with adjustments to our previous estimates recorded as an increase or decrease to our other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, recovery history, and present economic conditions, among other things. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could change materially, resulting in a level of reserve that is less than actual losses. Further, our bank regulators periodically review our secondary market reserve and may, in their sole discretion and based on their own judgment, which may differ from that of management, require us to increase the amount of the reserve through additional provisions. Such increases, if required, will have an adverse effect on our consolidated statements of financial condition and results of operations.

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

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae, Freddie Mac and Ginnie Mae, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. It is currently unclear whether such change will significantly and adversely affect our operations.

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

In prior years, we have emphasized the origination of commercial real estate and commercial business loans. During 2008, we substantially curtailed our commercial lending operations. At December 31, 2008, our balance of commercial loans was $1.8 billion, which was 19.6% of loans held for investment and 12.5% of total assets. Loans collateralized by commercial real estate are generally thought to have a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the greater difficulty of evaluating and monitoring these types of loans.

Furthermore, the repayment of loans collateralized by commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from, or the economic value of, the project is reduced, the borrower’s ability to repay the loan may be impaired. Other commercial business loans generally have a greater credit risk than residential mortgage loans as well. Conversely, residential mortgage loans are generally made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property whose value tends to be more easily ascertainable. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business or project itself. Further, any collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings.

Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon our results of operations including, but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the consolidated statement of financial condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer ratings or a decline in our perception within the marketplace and could result in a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital.

Our ability to make mortgage loans and to fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations; deposits, which include custodial accounts from our agency servicing portfolio and brokered deposits and public funds; borrowings from the FHLB or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements or arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or cause other negative effects to our operations. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

Our inability to realize our deferred tax assets may have a material adverse affect on our consolidated results of operations and our financial condition.

We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax credits. We evaluate our deferred tax assets for recoverability based on available evidence, including assumptions about future profitability. Although we believe that it is more likely than not that our deferred tax assets will be realized, some or all of our deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into one or more transactions that limit our ability to realize all of our deferred tax assets.

If we determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce our deferred tax asset through a charge to earnings in the period in which the determination is made. This charge could have a material adverse affect on our consolidated results of operations and financial condition. In addition, the assumptions used to make this determination are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and actual results. As a result, significant management judgment is required in assessing the possible need for a deferred tax asset valuation allowance.

We may be required to raise capital at terms that are materially adverse to our shareholders.

We suffered losses in excess of $275 million and $39 million during 2008 and 2007, respectively and as a result, saw our shareholders’ equity and regulatory capital decline. During 2008 and early 2009, we raised capital at terms that significantly diluted our shareholders. As a result of the 2009 capital raise, we are considered to be “well capitalized” by the OTS. There can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain our regulatory capital ratios at the “well capitalized” level. Such capital raising could be at terms that are dilutive to existing shareholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in financial markets.

Our holding company is dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, the Company’s ability to service its debt, including payment of interest on debentures issued as part of capital raising activities using trust preferred securities or pay dividends to stockholders, is dependent upon the receipt of dividends from the Bank on such capital stock. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank and to applicable regulatory limitations, including prior approval of the OTS. If the earnings of the Company’s subsidiaries are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, the Company may not be able to make dividend payments to its common shareholders or service its debt. Regulatory and other legal restrictions may limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. Furthermore, as a savings and loan holding company, we may become subject to a prohibition or to limitations on our ability to pay dividends. The OTS has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the thrift organizations they supervise, including us. See Item 1. Business — Regulation and Supervision — Payment of Dividends.

Future dividend payments and common stock repurchases are restricted by the terms of the Treasury’s equity investment in us.

Under the terms of the TARP, for so long as any preferred stock issued under the TARP remains outstanding, we are prohibited from increasing dividends on our common stock, and from making certain repurchases of equity securities, including our common stock, without the Treasury’s consent until the third anniversary of the Treasury’s investment or until the Treasury has transferred all of the preferred stock it purchased under the TARP to third parties. Furthermore, as long as the preferred stock issued to the Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

We may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future.

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine our business model, we will need to continue to attract and retain additional senior management and to recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. In addition, as a TARP recipient, the ARRA limits the amount of incentive compensation that can be paid to certain executives. The effect could be to limit our ability to attract and retain senior management in the future. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our consolidated results of operations, financial condition and prospects.

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

Our business is highly regulated.

The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address unsafe and unsound banking practices, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the insurance fund and for our depositors and borrowers, and are not intended to protect the interests of investors in our common stock. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, it is likely that there will be significant changes to the banking and financial institutions regulatory regime in light of the recent performance of and government intervention in the financial services industry, and it is not possible to predict the impact of such changes on our results of operations. Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies, continuing to become subject to heightened regulatory practices, requirements or expectations, and/or the implementation of new government program and plans could affect us in substantial and unpredictable ways. Among other things, such changes, as well as the implementation of such changes, could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of nonbanks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See further information in Item 1. Business — Regulation and Supervision.

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

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 67.8% of our mortgage loans held for investment balance at December 31, 2008. In addition, 54.0% of our commercial real estate loans are in Michigan. Continued adverse economic conditions in these few markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and an increase in credit risk. Also, we could be adversely affected by business disruptions triggered by natural disasters or acts of war or terrorism.

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

We are a controlled company that is exempt from certain NYSE corporate governance requirements.

Our common stock is currently listed on the NYSE. The NYSE generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to the NYSE, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because MP Thrift Investment L.P. beneficially owns more than 50% of our outstanding voting stock. A majority of the directors on the compensation and nominating committees are affiliated with MP Thrift Investment L.P. While a majority of our directors are currently independent, MP Thrift Investment L.P. has the right, if exercised, to designate a majority of the directors on the board of directors. Our shareholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the NYSE.

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

At December 31, 2008, we operated through our headquarters in Troy, Michigan, a regional office in Jackson, Michigan, and a regional office in Atlanta, Georgia, 175 banking centers in Michigan, Indiana and

Georgia and 104 home lending centers in 27 states. We also maintain 14 wholesale lending offices. Our banking centers consist of 104 free-standing office buildings, 42 in-store banking centers and 29 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 99 of our offices, own the building but lease the land for one office, and lease the remaining 194 offices. The offices that we lease have lease expiration dates ranging from 2009 to 2019.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2008, there were no legal proceedings that we anticipate will have a material adverse effect on us. See Note 21 of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted during the fourth quarter of the year covered by this annual report of Form 10-K to be voted on by security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the trading symbol FBC. At December 31, 2008, there were 83,626,726 shares of our common stock outstanding held by approximately 13,900 shareholders of record.

As discussed in more detail in Part I. Item 1. Business, subsequent to December 31, 2008, we raised additional capital in the form of convertible preferred stock. Upon shareholder approval, these convertible preferred shares will convert into 375 million shares of our common stock. At such time, our common shares outstanding will exceed 465 million shares.

Dividends

The following table shows the high and low closing prices for the Company’s common stock during each calendar quarter during 2008 and 2007, and the cash dividends per common share declared during each such calendar quarter. We paid dividends on our common stock on a quarterly basis through December 2007. The amount of and nature of any dividends declared on our common stock in the future will be determined by our Board of Directors in their sole discretion. Our Board of Directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows signs of improvement. Moreover, the Company is prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program.

			Dividends
	Highest	Lowest	Declared
	Closing	Closing	in the
Quarter Ending	Price	Price	Period

December 31, 2008	$3.42	$0.50	$—
September 30, 2008	$4.90	$2.79	$—
June 30, 2008	$7.53	$2.78	$—
March 31, 2008	$8.97	$5.40	$—
December 31, 2007	$10.23	$5.90	$0.05
September 30, 2007	$13.08	$9.73	$0.10
June 30, 2007	$13.43	$11.30	$0.10
March 31, 2007	$14.96	$11.95	$0.10

For information regarding restrictions on our payment of dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under the Company’s equity compensation plans as of December 31, 2008.

Number of
Securities to Be
	Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity Compensation Plans approved by security holders (1)	2,374,965	$14.31	521,537

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

Sale of Unregistered Securities

The Company made no unregistered sales of its equity securities during our fiscal year ended December 31, 2008 that have not previously been reported.

Issuer Purchases of Equity Securities

There were no shares of our common stock that we purchased in the fourth quarter of 2008.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2003 THROUGH DECEMBER 31, 2008

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Nasdaq Financial	100	115	118	135	113	67
Nasdaq Bank	100	114	111	127	99	75
S&P Small Cap 600	100	123	132	152	150	102
Russell 2000	100	118	124	147	143	93
Flagstar Bancorp	100	110	74	79	37	4

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated
Statements of Operations:
Interest income	$777,997	$905,509	$800,866	$708,663	$563,437
Interest expense	555,472	695,631	585,919	462,393	340,146

Net interest income	222,525	209,878	214,947	246,270	223,291
Provision for loan losses	343,963	88,297	25,450	18,876	16,077

Net interest income (loss) after provision for loan losses	(121,438)	121,581	189,497	227,394	207,214
Other income	130,123	117,115	202,161	159,448	256,121
Operating and administrative expenses	432,052	297,510	275,637	262,887	243,005

(Loss) earnings before federal income tax provision	(423,367)	(58,814)	116,021	123,955	220,330
(Benefit) provision for federal income taxes	(147,960)	(19,589)	40,819	44,090	77,592

Net (loss) earnings	$(275,407)	$(39,225)	$75,202	$79,865	$142,738

(Loss) earnings per share
Basic	$(3.82)	$(0.64)	$1.18	$1.29	$2.34

Diluted	$(3.82)	$(0.64)	$1.17	$1.25	$2.22

Dividends per common share	$—	$0.35	$0.60	$0.90	$1.00

Dividend payout ratio	—	N/M	51%	70%	43%

Note:  N/M — not meaningful.

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated Statements of Financial Condition:
Total assets	$14,203,657	$15,791,095	$15,497,205	$15,075,430	$13,143,014
Mortgage-backed securities held to maturity	—	1,255,431	1,565,420	1,414,986	20,710
Loans receivable	10,566,801	11,645,707	12,128,480	12,349,865	12,065,465
Mortgage servicing rights	520,763	413,986	173,288	315,678	187,975
Total deposits	7,841,005	8,236,744	7,623,488	8,521,756	7,433,776
FHLB advances	5,200,000	6,301,000	5,407,000	4,225,000	4,090,000
Security repurchase agreements	108,000	108,000	990,806	1,060,097	—
Stockholders’ equity	472,293	692,978	812,234	771,883	728,954
Other Financial and Statistical Data
Tangible capital ratio	4.95%	5.78%	6.37%	6.26%	6.19%
Core capital ratio (1)	4.95%	5.78%	6.37%	6.26%	6.19%
Total risk-based capital ratio (1)	9.10%	10.66%	11.55%	11.09%	10.97%
Equity-to-assets ratio (at the end of the period)	3.33%	4.39%	5.24%	5.12%	5.54%
Equity-to-assets ratio (average for the period)	4.83%	4.48%	5.29%	5.07%	5.68%
Book value per share	$5.65	$11.50	$12.77	$12.21	$11.88
Shares outstanding	83,627	60,271	63,605	63,208	61,358
Average shares outstanding	72,153	61,152	63,504	62,128	61,057
Mortgage loans originated or purchased	$27,990,118	$25,711,438	$18,966,354	$28,244,561	$34,248,988
Other loans originated or purchased	316,471	981,762	1,241,588	1,706,246	995,429
Loans sold and securitized	27,787,884	24,255,114	16,370,925	23,451,430	28,937,576
Mortgage loans serviced for others	55,870,207	32,487,337	15,032,504	29,648,088	21,354,724
Capitalized value of mortgage servicing rights	0.93%	1.27%	1.15%	1.06%	0.88%
Interest rate spread — consolidated	1.71%	1.33%	1.42%	1.74%	1.87%
Net interest margin — consolidated	1.67%	1.40%	1.54%	1.82%	1.99%
Interest rate spread — bank only	1.76%	1.39%	1.41%	1.68%	1.85%
Net interest margin — bank only	1.78%	1.50%	1.63%	1.88%	2.08%
Return on average assets	(1.83)%	(0.24)%	0.49%	0.54%	1.17%
Return on average equity	(37.66)%	(5.14)%	9.42%	10.66%	20.60%
Efficiency ratio	122.5%	91.0%	66.1%	64.8%	50.7%
Net charge off ratio	0.79%	0.38%	0.20%	0.16%	0.16%
Ratio of allowance to investment loans	4.14%	1.28%	0.51%	0.37%	0.36%
Ratio of non-performing assets to total assets	5.33%	1.91%	1.03%	0.98%	0.99%
Ratio of allowance to non-performing loans	59.7%	52.8%	80.2%	60.7%	67.2%
Number of banking centers	175	164	151	137	120
Number of home loan centers	104	143	76	101	112

(1)	On January 30, 2009, the Company raised additional capital amounting to $523 million through a private placement and the TARP. As a result of the capital received, the OTS provided the Bank with written notification that the Bank’s capital category remained “well capitalized.” See “Recent Developments” under Part I, Item 1. Business for more detail.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Regulatory Developments

In response to the financial crises throughout 2008 affecting the stability and solvency of the global banking system and financial markets, on October 3, 2008, the U.S. President signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law. Pursuant to the EESA, the Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would instead purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the TARP Capital Purchase Program, the Treasury made $250 billion of capital available to purchase preferred stock in U.S. financial institutions. As part of the purchase of preferred stock, the Treasury would receive warrants from participating financial institutions to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds their preferred stock or warrants issued under the TARP. On January 30, 2009, we sold preferred stock and issued warrants to the Treasury through the TARP.

On November 21, 2008, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TGLP”). The TLGP was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide unlimited FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLGP was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for the additional FDIC deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, we elected to not participate in the TLGP but to participate in the transaction account guarantee program.

On February 17, 2009, the ARRA was enacted. For companies like us that are TARP participants, the ARRA places a number of restrictions on compensation for senior executive officers and the next ten most highly-compensated employees. Among other things, the ARRA:

•	Prohibits all bonuses and incentive compensation (with the exception of limited amounts of restricted stock);

•	Prohibits all golden parachute payments (with the exception of benefits already earned or accrued);

•	Directs the Treasury to review and negotiate reimbursement to the government for bonuses and incentive compensation paid prior to the enactment of the ARRA that are found to be inconsistent with the ARRA, TARP or public policy;

•	Limits the tax deductibility of compensation to $500,000 per year for senior executive officers;

•	Mandates a non-binding shareholder vote to approve the compensation of executives.

Market and Economic Conditions in 2008

During 2008, a severe downturn in the U.S. and global economies led to real estate price declines, especially as to residential real estate, and a period of unprecedented and significant pricing and market volatility across various asset classes. Losses that had previously been limited largely to certain asset types during 2007 spread more widely during 2008 as property prices declined rapidly. The effect of the economic and market downturn also spread to other areas of the credit market including investment grade and non-investment grade corporate debt and asset-backed securities, including mortgage-backed securities. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of several highly visible and systemically important financial institutions. During this period, interbank lending fell sharply, precipitating a credit freeze for both institutional and individual borrowers.

In the U.S., credit conditions worsened considerably over the course of the year and the U.S. entered into a recession (as announced in December 2008 by the National Bureau of Economic Research) and the credit crisis assumed global proportions. The landscape of the U.S. financial services industry changed dramatically, especially during the fourth quarter of 2008. Lehman Brothers Holdings Inc. declared bankruptcy and many major U.S. financial institutions consolidated, were forced to merge or were put into conservatorship by the U.S. Federal Government, including The Bear Stearns Companies, Inc., Wachovia Corporation, Washington Mutual, Inc., Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). In addition, the U.S. Federal Government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG.

The U.S. unemployment rate at the end of 2008 increased to 6.7% from 4.7% at the end of 2007, reaching the highest level in the last fifteen years. In February 2009, the U.S. unemployment rate increased to 8.1%. In the U.S., equity market indices ended the fiscal year period significantly lower. Concerns about future economic growth, the adverse developments in the credit markets, mixed views about the U.S. Federal Government’s response to the economic crisis, including the TARP Capital Purchase Program, lower levels of consumer spending, a higher rate of unemployment and lower corporate earnings continued to challenge the U.S. economy and the equity markets. Adverse developments in the credit markets, including a collapse in the market for auction rate securities, rising default rates on residential mortgages, extremely high implied default rates on commercial mortgages and liquidity issues underlying short-term investment products, such as structured investment vehicles and money market funds, weighed heavily as well on equity markets. Oil prices also reached record levels during 2008 before declining sharply, partly due to lower demand and weaker economic conditions.

During 2008, the Federal Reserve announced a number of initiatives aimed to provide additional liquidity and stability to the financial markets and the Federal Reserve continues to focus its efforts on mitigating the negative economic impact related to the credit markets. The Federal Reserve announced enhancements to its programs to provide additional liquidity to the asset-backed commercial paper and money markets, and the Federal Reserve had indicated that it plans to purchase from primary dealers short-term debt obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks. The Federal Reserve has established a commercial paper funding facility in order to provide additional liquidity to the short-term debt markets. The Federal Reserve continues to consult frequently with its global central bank counterparts and during 2008, a number of coordinated benchmark interest rate reductions were announced by central banks globally. In an additional effort to unlock credit markets, the Federal Reserve, the Treasury and the FDIC announced that the FDIC would temporarily guarantee certain senior unsecured debt issued by FDIC-insured institutions and their U.S. bank holding companies, subject to certain conditions. In December 2008, the Federal Reserve lowered both the federal funds benchmark rate and the discount rate by 0.75% to 0.25% and 0.50%, respectively, and rates remained at historical low levels. Subsequently, in January 2009, the Federal Reserve announced its intention to maintain the federal funds target rate at between 0% and 0.25%.

Overview

Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 28 of the Notes to Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein.

Banking Operation. We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2008, we operated a network of 175 banking centers and provided banking services to approximately 126,100 households. During 2008, we opened 12 banking centers and closed one banking center. During 2009, we expect to complete construction begun in 2008 and open three additional branches. Also, we currently expect to close two branches in 2009.

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

BANKING OPERATION

	At or for the Years Ended December 31,
	2008	2007	2006

	(Dollars in thousands)

Net interest income	$160,589	$99,984	$159,255
Net gain (loss) on sale revenue	(57,352)	—	—
Other (loss) income	43,383	27,868	31,353
(Loss) earnings before federal taxes	(353,740)	(74,247)	59,728
Identifiable assets	$13,282,215	$15,014,734	$14,939,341

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2008	2007	2006

	(Dollars in thousands)

Net interest income	$61,936	$109,894	$55,692
Net gain on sale revenue	137,674	64,928	135,002
Other income	6,418	24,319	35,806
(Loss) earnings before federal taxes	(69,627)	15,433	56,293
Identifiable assets	$3,101,443	$4,188,002	$3,597,864

Summary of Operations

Our net loss for 2008 of $275.4 million (loss of $3.82 per diluted share) represents an increase from the loss of $39.2 million (loss of $0.64 per diluted share) we incurred in 2007. The net loss during 2008 was affected by the following factors:

•	A $255.7 million (289.6%) increase in the provision for loan losses due to an increase in delinquency rates and non-performing loans;

•	Write down of the value of our residential MSRs, offset in part by hedging gains;

•	Higher impairment losses on residual interests and other than temporary impairment (OTTI) on securities available for sale;

•	Higher asset resolution expenses which include additional provision for losses on real estate owned or sold, foreclosure costs and legal fees;

•	Higher losses related to Flagstar Reinsurance Company;

•	Higher gain on loan sales due to increased volume and an increase in overall gain on sale spread;

•	Higher net interest income due to a more rapid decline in the average interest rate that we paid on our deposits and interest-bearing liabilities than the decline in the average interest rate that we earned on our interest-earning assets.

See “Results of Operations” below.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available to management as of the date of the consolidated financial statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by us are presented in Note 3 to the consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, herein. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views its fair value measurements, which include the valuation of available for sale and trading securities, the valuation of MSRs, the valuation of residuals and the valuation of derivative instruments, the determination of the allowance for loan losses and the determination of the secondary market reserve to be our critical accounting policies.

Fair Value Measurements

Valuation of Investment Securities. Our securities are classified as trading and available for sale. Securities classified as trading are comprised of our residual interests arising from our private label securitizations as well as AAA-rated agency mortgage-backed securities and U.S. Treasury bonds considered part of our liquidity portfolio and hedging strategy. Our non-investment grade residual interests are not traded on an active, open market. We determine the fair value of these assets by discounting estimated future cash flows using expected prepayment speeds and discount rates. Our AAA-rated agency mortgage-backed securities and U.S. Treasury bonds are traded in an active and open market with readily determinable prices. Securities classified as available for sale include both agency and non-agency collateralized mortgage obligations. Where available, we value these securities based on quoted prices from active markets. If quoted market prices are unavailable, we use pricing models or quoted market prices from similar assets. We also maintain mutual funds in our trust subsidiaries that are classified as other investments and are traded in active, open markets.

Valuation of Mortgage Servicing Rights. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. On an ongoing basis, we compare our fair value estimates to observable market data where available. On a periodic basis, the value of our MSR portfolio is reviewed by an outside valuation expert. Through December 31, 2007, MSRs were recorded at the lower of carrying cost or fair market value. As of January 1, 2008, the majority of our MSRs were converted to the fair value approach.

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

Residuals through December 31, 2007 were designated as either available-for-sale or trading securities at the time of securitization and were periodically evaluated for impairment. These residuals were marked to market with changes in the value either recognized in other comprehensive income net of tax for available-for-sale securities or earnings for trading securities. If the available-for-sale security was deemed to be impaired and the impairment was other-than- temporary the impairment was recognized in the current period earnings. As of January 1, 2008, all residuals designated as available for sale were reclassified to trading. All changes in the fair value of trading securities are recorded in operations when they occur. We use an internally developed model to value the residuals. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

Valuation of Derivative Instruments. We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward loan sale commitments and interest rate swaps. We also issue interest rate lock commitments to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our consolidated statement of financial position at fair value. The valuation of derivative instruments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. Our interest rate assumptions are based on current yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of our valuation models.

Derivative instruments may be designated as either fair value or cash flow hedges under hedge accounting principles or may be undesignated. A hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment is referred to as a fair value hedge. A hedge of the exposure to the variability of cash flows from a recognized asset, liability or forecasted transaction is referred to as a cash flow hedge. In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Derivatives that are non-designated hedges are adjusted to fair value through earnings. On January 1, 2008, we derecognized all of our cash flow hedges.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held for investment portfolio but which have not yet been realized as of the date of our consolidated statement of financial condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases and indemnity payments and actual credit losses on repurchased loans, recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges.

Like our other critical accounting policies, our secondary market reserve is highly dependent on subjective and complex judgments and assumptions. We continue to enhance our estimation process and adjust our assumptions. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, improvements to technology in the underwriting process, expectation of credit loss on repurchased loans, expectation of loss from indemnification made to loan purchasers, the expectation of the mix between repurchased loans and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and lend to judgments that are susceptible to change.

Results of Operations

Net Interest Income

2008. During 2008, we recognized $222.5 million in net interest income, which represented an increase of 6.0% compared to the $209.9 million reported in 2007. Net interest income represented 63.1% of our total revenue in 2008 as compared to 64.2% in 2007. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the year ended December 31, 2008, we had an average balance of $13.3 billion of interest-earning assets, of which $11.5 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2008 was $778.0 million, a decrease of 14.1% from the $905.5 million recorded 2007. Offsetting the decrease in interest income was a decrease in our cost of funds. The average cost of interest-bearing liabilities decreased 0.59%, from 4.72% during 2007 to 4.13% in 2008, while the average yield on interest-earning assets decreased only 0.21%, from 6.05% during 2007 to 5.84% in 2008. As a result, our interest rate spread during 2008 was 1.71% at year-end. The widening of our interest rate spread during the year, offset by an increase in nonperforming assets caused our consolidated net interest margin for 2008 to increase to 1.67% from 1.40% during 2007. The Bank recorded an interest rate margin of 1.78% in 2008, as compared to 1.50% in 2007.

2007. During 2007, we recognized $209.9 million in net interest income, which represented a decrease of 2.3% compared to the $214.9 million reported in 2006. Net interest income represented 64.2% of our total revenue in 2007 as compared to 51.5% in 2006. For the year ended December 31, 2007, we had an average balance of $15.0 billion of interest-earning assets, of which $12.4 billion were loans receivable. Interest income recorded on these loans was reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2007 was $905.5 million, an increase of 13.1% from the $800.9 million recorded 2006. Offsetting the increase in interest income was an increase in our cost of funds. The average cost of interest-bearing liabilities increased 9.3%, from 4.32% during 2006 to 4.72% in 2007, while the average yield on interest-earning assets increased only 5.4%, from 5.74% during 2006 to 6.05% in 2007. As a result, our interest rate spread during 2007 was 1.33% at year-end. The compression of our interest rate spread during the year, combined with an increase in nonperforming assets caused our net interest margin for 2007 to decrease to 1.40% from 1.54% during 2006. Our net interest margin was also affected by the decline in our ratio of interest-earning assets to interest-bearing liabilities, from 103% in 2006 to 101% in 2007. The Bank recorded an interest rate margin of 1.50% in 2007, as compared to 1.63% in 2006

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets was reduced by $12.1 million, $23.8 million and $28.3 million of amortization of net premiums and net deferred loan origination costs in 2008, 2007 and 2006, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Years Ended December 31,
	2008			2007			2006
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Interest-Earning Assets:
Loans available for sale	$3,069,940	$169,898	5.53%	$4,824,010	$283,163	5.87%	$2,141,981	$119,225	5.57%
Loans held for investment	8,428,307	510,953	6.06%	7,602,499	486,322	6.40%	10,024,365	591,812	5.90%
Mortgage-backed securities
held to maturity	299,580	15,576	5.20%	1,237,989	59,960	4.84%	1,555,930	77,607	4.99%
Securities classified as available for sale or trading	1,228,566	72,114	5.87%	958,162	56,578	5.90%	59,875	3,041	5.08%
Interest-bearing deposits	260,126	7,654	2.94%	256,232	12,949	5.05%	89,158	4,183	4.69%
Other	29,871	1,802	6.03%	85,150	6,537	7.68%	80,084	4,998	6.24%

Total interest-earning assets	13,316,390	$777,997	5.84%	14,964,042	$905,509	6.05%	13,951,393	$800,866	5.74%
Other assets	1,716,542			1,226,178			1,330,755

Total assets	$15,032,932			$16,190,220			$15,282,148

Interest-Bearing Liabilities:
Deposits	$7,181,394	$282,710	3.94%	$7,716,896	$357,430	4.63%	$8,030,276	$331,516	4.13%
FHLB advances	5,751,967	248,354	4.32%	5,847,888	271,443	4.64%	4,270,660	187,756	4.40%
Federal Reserve borrowings	91,872	1,587	1.73%	—	—	—	—	—	—
Security repurchase
agreements	165,550	6,719	4.06%	954,772	51,458	5.39%	1,028,916	52,389	5.09%
Other	248,877	16,102	6.47%	225,827	15,300	6.78%	232,149	14,258	6.14%

Total interest-bearing liabilities	13,439,660	$555,472	4.13%	14,745,383	$695,631	4.72%	13,562,001	$585,919	4.32%
Other liabilities	862,041			681,879			921,655
Stockholders’ equity	731,231			762,958			798,492

Total liabilities and stockholders equity	$15,032,932			$16,190,220			$15,282,148

Net interest-earning assets	$(123,270)			$218,659			$389,392

Net interest income		$222,525			$209,878			$214,947

Interest rate spread(1)			1.71%			1.33%			1.42%

Net interest margin(2)			1.67%			1.40%			1.54%

Ratio of average interest- earning assets to interest- bearing liabilities			99%			101%			103%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Years Ended December 31,
	2008 Versus 2007 Increase			2007 Versus 2006 Increase
	(Decrease) Due to:			(Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in millions)

Interest-Earning Assets:
Loans held for sale	$(10.3)	$(103.0)	$(113.3)	$14.6	$149.4	$164.0
Loans held for investment	(28.2)	52.9	24.7	37.4	(142.9)	(105.5)
Mortgage-backed securities	1.0	(45.4)	(44.4)	(1.8)	(15.8)	(17.6)
Securities classified as available for sale or trading	(0.4)	15.9	15.5	7.9	45.6	53.5
Interest bearing deposits	(5.5)	0.2	(5.3)	0.9	7.8	8.7
Other	(0.5)	(4.2)	(4.7)	1.2	0.3	1.5

Total	$(43.9)	$(83.6)	$(127.5)	$60.2	$44.4	$104.6

Interest- Bearing Liabilities:
Total deposits	$(49.9)	$(24.8)	$(74.7)	$38.8	$(12.9)	$25.9
FHLB advances	(18.6)	(4.5)	(23.1)	14.3	69.4	83.7
Federal Reserve borrowings	1.6	—	1.6	—	—	—
Security repurchase agreements	(2.2)	(42.5)	(44.7)	2.8	(3.7)	(0.9)
Other	(0.8)	1.6	0.8	1.4	(0.4)	1.0

Total	$(69.9)	$(70.2)	$(140.1)	$57.3	$52.4	$109.7

Change in net interest income	$26.0	$(13.4)	$12.6	$2.9	$(8.0)	$(5.1)

Provision for Loan Losses

During 2008, we recorded a provision for loan losses of $344.0 million as compared to $88.3 million recorded during 2007 and $25.4 million recorded in 2006. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The increase in the provision during 2008, which increased the allowance for loan losses to $376.0 million at December 31, 2008 from $104.0 million at December 31, 2007, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and it also reflects the increase in overall loan delinquencies and severity (i.e., loans at least 30 days past due) in 2008. Net charge-offs in 2008 totaled $72.0 million as compared to $30.1 million in 2007, resulting from increased charge-offs of first residential mortgage loans, residential construction loans and commercial real estate loans. As a percentage of the average loans held for investment, net charge-offs in 2008 increased to 0.79% from 0.38% in 2007. At the same time, overall loan delinquencies increased to 10.15% of total loans held for investment at December 31, 2008 from 4.03% at December 31, 2007. Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans increased to $921.8 million at December 31, 2008, of which $629.5 million were over 90 days delinquent and non-accruing, as compared to $327.4 million at December 31, 2007, of which $197.1 million were over 90 days delinquent and non-accruing. In 2008, the increase in delinquencies impacted all categories of loans within the held for investment portfolio. The overall delinquency rate on residential mortgage loans increased to 10.83% at December 31, 2008 from 3.74% at December 31, 2007. The overall delinquency rate on commercial real estate loans increased to 12.28% at December 31, 2008 from 6.13% at December 31, 2007.

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

Non-Interest Income

Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net gain on sales of MSRs, (vi) net loss on securities available for sale, (vii) loss on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $130.1 million during 2008, which was a 11.1% increase from the $117.1 million of non-interest income that we earned in 2007. The primary reason for the increase was the increase in 2008 of net gain on loan sales and securitizations.

Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. During 2008, we recorded gross loan fees and charges of $93.6 million, an increase of $13.8 million from the $79.8 million recorded in 2007 and the $50.9 million recorded in 2006. The increases in loan fees and charges resulted from increases in the volume of loans originated during 2008, compared to 2007. In each period, we recorded fee income net of any fees deferred for the purposes of complying with Statement of Financial Accounting Standard (“SFAS”) 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” In accordance with SFAS 91, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During 2008, we deferred $90.9 million of fee revenue in accordance with SFAS 91, compared to $76.5 million and $43.4 million, respectively, in 2007 and 2006. These increases result from increases in total loan production during 2008 over 2007 and during 2007 over 2006, as well as significant enhancements that were completed in 2007 to our systems and processes with respect to the capture of direct loan fees and charges for all types of our loans. We began the enhancement process as a result of our continued expansion of our lending products, particularly commercial real estate loans, second mortgage and home equity lines-of-credit.

Effective January 1, 2009, we elected to account for substantially all of our mortgage originations available-for-sale using the fair value method and therefore will no longer apply SFAS 91 to those loans.

Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Total deposit fees and charges increased 19.0% during 2008 to $27.4 million as compared to $23.0 million during 2007 and $20.9 million during 2006. A significant portion of this increase in deposit fees and charges was the result of the 33.0% growth of our debit card portfolio and the 31.7% increase in transaction volume during 2008. Our debit card fee income was $4.1 million at December 31, 2008, versus $1.0 million at December 31, 2007. To a lesser extent, we had an increase in our non-sufficient funds fees of 9.4% during 2008. Total customer accounts grew from 293,000 at December 31, 2007 to 301,000 at December 31, 2008.

Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. Until January 1, 2008, our MSRs were accounted for on the amortization method; thereafter, the majority of our MSRs have been accounted for on the fair value method. Prior to 2008, when an underlying loan was prepaid or refinanced, the mortgage servicing right for that loan was fully amortized as no further fees would be earned for servicing that loan. During periods of falling interest rates, prepayments and refinancings generally increase and, unless we provided replacement loans, it usually resulted in a reduction in loan servicing fees and increased amortization recorded on the MSR portfolio.

Our loan administration fees can fluctuate significantly. Such fees are affected by the size of our loans serviced for others portfolio, which is affected by sales of MSRs, subservicing fees, late fees and ancillary income and past due status of serviced loans. When loans serviced for others become ninety days or more past due, we cease accruing servicing fees on such loans.

In 2008, the fair value of the MSRs also fluctuated significantly. Loan administration income during 2008 decreased to a loss of $0.3 million from income of $12.7 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $148.5 million which was offset by amortization on consumer mortgage servicing of $2.5 million and a mark to market adjustment of $146.3 million on the fair value of the residential MSRs. The mark to market adjustment was net of hedging gains of $102.1 million. During 2007, we recorded revenues from servicing fees and ancillary income of $87.0 million which was offset by amortization of $78.3 million. The increase in the servicing fees and ancillary income in 2008 is due to the significant increase in the loans serviced during 2008 over 2007. The total unpaid principal balance of loans serviced for others was $55.8 billion at December 31, 2008, versus $32.5 billion serviced at December 31, 2007.

Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans sold and the gain on sale spread achieved, net of related selling expenses. Net gain on loan sales is also increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, “Accounting for Derivative Instruments” (“SFAS 133”), increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Ginnie Mae insured loans, which have provided us with loan pricing opportunities for conventional residential mortgage products.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements to our loans sold within the period (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net gain on loan sales	$146,060	$62,827	$42,381

Loans sold and securitized	$27,787,884	$24,255,114	$16,370,925
Spread achieved	0.53%	0.26%	0.26%

2008. Net gain on loan sales totaled $146.1 million during 2008, a 132.6% increase from the $62.8 million realized during 2007. During 2008, the volume of loans sold and securitized totaled $27.8 billion, a 14.0%

increase from the $24.3 billion of loan sales in 2007. Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133 pricing adjustments, lower of cost or market adjustments for loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 pricing adjustments amounted to $(4.7) million and $(4.4) million for the years ended December 31, 2008 and 2007, respectively. Lower of cost or market adjustments for loans transferred to held for investment amounted to $34.2 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $10.4 million and $9.9 million, for the years ended December 31, 2008 and 2007, respectively. Also included in our net gain on loan sales is the capitalized value of our MSR’s, which totaled $352.7 million and $346.4 million for the years ended December 31, 2008 and 2007, respectively. We also reduced our net gain on loan sales by the amount of credit losses incurred on our available for sale portfolio, totaling $6.7 million in 2008 and $3.6 million in 2007.

2007. Net gain on loan sales totaled $62.8 million during 2007, a 48.1% increase from the $42.4 million realized during 2006. During 2007, the volume of loans sold and securitized totaled $24.3 billion, a 48.0% increase from the $16.4 billion of loan sales in 2006. Our calculation of net gain on loan sales reflects changes in amounts related to SFAS 133 pricing adjustments, lower of cost or market adjustments for loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 pricing adjustments amounted to $(4.4) million and $(4.5) million for the years ended December 31, 2007 and 2006, respectively. Lower of cost or market adjustments for loans transferred to held for investment amounted to $2.7 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively. Provisions to our secondary market reserve amounted to $9.9 million and $5.9 million, for the years ended December 31, 2007 and 2006, respectively. Also included in our net gain on loan sales are the capitalized value of our MSR’s, which totaled $346.4 million and $223.9 million for the years ended December 31, 2007 and 2006, respectively. We also reduced our net gain on loan sales by the amount of credit losses incurred on our available for sale portfolio, totaling $3.6 million in 2007 and $1.4 million in 2006.

Net Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Prior to 2008, at the time of the MSR sale, we recorded a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Accordingly, the amount of net gains on MSR sales depended upon the gain on sale spread and the volume of MSRs sold. The spread is attributable to market pricing, which changes with demand, and the general level of interest rates. Effective January 1, 2008, with the adoption of fair value accounting for MSRs, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.

2008. During 2008, the net gain on the sale of MSRs totaled $1.8 million compared to a net gain of $5.9 million in 2007. The $4.1 million decrease in net gain on the sale of MSRs is primarily due to a significant decrease in the volume of MSRs sold in 2008 and our decision to account for the majority of our MSRs on the fair value basis in 2008 versus the amortization method in 2007 and prior. We sold $0.5 billion in loans on a servicing released basis and had no bulk servicing sales in 2008. During 2007, we sold $1.5 billion of loans on a servicing released basis and had $2.0 billion in bulk servicing sales in 2007.

2007. During 2007, the net gain on the sale of MSRs totaled $5.9 million compared to a net gain of $92.6 million in 2006. The $86.7 million decrease in net gain on the sale of MSRs is primarily due to a significant decrease in the volume of MSRs sold in 2007. We sold $1.5 billion in loans on a servicing released basis and $2.0 billion in bulk servicing sales in 2007.

Net Loss on Securities Available-for-Sale. Securities classified as available for sale are comprised of agency mortgage-backed and collateralized mortgage obligation securities (“CMOs”).

2008. During 2008, we recognized a loss on securities available-for-sale of $57.4 million. The loss included a $5.0 million gain on sales of securities available-for-sale offset by an other-than-temporary impairment (OTTI) on non-agency CMOs available-for-sale of $62.4 million.

The $5.0 million gain on sale of securities available-for-sale resulted from the sale of AAA-rated agency mortgage-backed securities with a principal balance of $908.8 million.

On a quarterly basis, we review our securities available for sale to determine whether we believe that any of the reductions in the fair value of the securities is other-than temporary in nature. Based upon our analysis during 2008, we determined that three CMOs would experience probable credit losses in the future and as such, we recognized the full difference between amortized cost and fair market value as an other-than-temporary impairment of $62.4 million. Consequently, the $62.4 million was reclassified from other comprehensive loss and charged to operations. Although the other-than-temporary impairment recognizes the full loss at December 31, 2008 of amortized cost versus the fair market value, we believe that there may be a significant opportunity for recovery in the value of these securities. Our analysis of these securities indicates that much of the fair value differential may be a result of market conditions rather than credit loss. In fact, scheduled paydown and interest payments have been made on the three CMOs to date. See Note — 5 to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, herein.

2007. During 2007, we recognized a net loss on securities available-for-sale of $20.5 million. The net loss included a gain of $0.7 million on sales of securities available-for-sale offset by an other-than-temporary impairment of non-agency AAA-rated securities available-for-sale of $2.8 million and by an impairment of non-investment grade residual assets of $18.4 million.

The $0.7 million gain on sale of securities available-for-sale resulted from the sale of AAA-rated agency and non-agency mortgage-backed securities with a principal balance of $142.7 million.

The impairment of non-agency AAA-rated securities available-for-sale of $2.8 million was as a result of management’s determination that the loss in the fair value of a specific mortgage-backed security was other-than-temporary. Consequently, the $2.8 million was charged to operations rather than recorded in other comprehensive loss. See Note — 5 to our Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, herein.

During 2007, we recognized an $18.4 million other-than-temporary impairment on our residual interests that arose from our private-label securitizations completed in 2006 and 2005. Although the residual interests are accounted for as available-for-sale assets, we determined that the impairment was other-than-temporary and therefore a loss should be recorded.

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

Loss on Trading Securities. Securities classified as trading are comprised of AAA-rated agency mortgage-backed securities, U.S. treasury bonds, and residual interests from our private-label securitizations. For additional information on the composition of trading securities, see Analysis of Items on Statement of Financial Condition-Securities Classified as Trading.

2008. The $10.2 million loss on securities classified as trading is the result of a $24.7 million decrease in the estimated fair value of the non-investment grade residual securities offset by a $14.5 million gain from AAA-rated agency mortgage-backed securities and U.S. Treasury bonds. The loss related to the residuals is the result of continuing unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data and actual experience with the related securitizations that resulted in adjusting the critical assumptions utilized in valuing such securities relating to prepayment speeds and credit loss expectations. This is reflected in our increase in the credit loss estimates to percentages ranging from 4.3% to 14.6%, and the increase in delinquencies to percentages ranging from 0.68% to 3.04% at December 31, 2008.

AAA-rated agency mortgage-backed securities and U.S. Treasury bonds resulted in a net gain of $14.5 million at December 31, 2008 with $11.8 million of that gain attributed to agency mortgage-backed securities held at December 31, 2008. Agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in SFAS 133. U.S. Treasury bonds have been purchased and sold based upon liquidity requirements.

2007. During 2007, we recognized $6.8 million of losses on our non-investment grade residual interests from our private-label securitization completed in March 2007. The loss was the result of unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data and our own experience that resulted in adjusting the critical assumptions utilized in valuing such security relating to prepayment speeds, loss expectations and the discount rate. The principal causes for the loss on our residual asset was due to our increase in the credit loss estimate from 1.50% to 3.28% and the increase in the discount rate from 15% to 20% at December 31, 2007. We had no trading assets during 2006 or prior.

Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.) and Douglas Insurance Agency, Inc.

2008. During 2008, we recorded $18.6 million in dividends on an average outstanding balance of FHLB stock of $367.3 million as compared to $15.0 million in dividends on an average balance of FHLB stock outstanding of $328.3 million in 2007. During 2008, Flagstar Reinsurance Company earned fees of $8.4 million versus $5.0 million in 2007. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. However, also during 2008, we recorded an expense of $17.0 million for the increase in our secondary market reserve due to our change in estimate of expected losses which increased from the $4.1 million recorded in 2007.

2007. During 2007, we recorded $15.0 million in dividends on an average outstanding balance of FHLB stock of $328.3 million as compared to $14.7 million in dividends on an average balance of FHLB stock outstanding of $284.2 million in 2006. During 2007, Flagstar Reinsurance Company earned fees of $5.0 million versus $4.8 million in 2006. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. In addition, during 2007, we recorded in other fees and charges income of $9.7 million related to our successful efforts to mitigate losses incurred in connection with a fraud discovered in 2004 relating to a series of warehouse loans.

Non-Interest Expense

The following table sets forth detailed components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Lease” (“SFAS 91”). As required by SFAS 91, loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred.

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2008	2007	2006

	(Dollars in thousands)

Compensation and benefits	$219,251	$179,417	$157,751
Commissions	109,464	83,047	74,208
Occupancy and equipment	79,253	69,218	70,319
Advertising	12,276	10,334	9,394
FDIC assessments	7,871	4,354	1,115
Communication	8,085	6,317	6,190
Other taxes	4,115	(1,756)	320
Asset resolution	46,232	10,479	5,626
Other	62,837	31,018	44,198

Total	549,384	392,428	369,121
Less: capitalized direct costs of loan closings, in accordance with SFAS 91	(117,332)	(94,918)	(93,484)

Total, net	$432,052	$297,510	$275,637

Efficiency ratio(1)	122.5%	91.0%	66.1%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

2008. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $549.4 million in 2008 compared to $392.4 million in 2007. The 40.0% increase in non-interest expense in 2008 was largely due to an increase in compensation and benefits, higher commissions resulting from an increase in the volume of loan originations in our home lending operations, and increased losses related to foreclosures. During 2008, we opened 12 and closed one banking center which brings the banking center network total to 175. As we increase the size of the banking center network, we expect that the operating expenses associated with the banking center network will continue to increase.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $219.3 million. The 22.2% increase from 2007 is primarily attributable to normal salary increases and the employees hired at the new banking centers. Our full-time equivalent (“FTE”) salaried employees increased by 163 to 3,246 at December 31, 2008, largely reflecting employees hired for new banking centers and an increase in servicing and loan resolution (collection) staff. Commission expense, which is a variable cost associated with loan production, totaled $109.5 million, equal to 39 basis points (0.39%) of total loan production in 2008. Occupancy and equipment totaled $79.3 million during 2008, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non-profitable home loan centers. Advertising expense, which totaled $12.3 million at December 31, 2008, increased $2.0 million, or 18.8%, from the $10.3 million reported in 2007. Our FDIC assessment was $7.9 million at December 31,

2008 as compared to $4.4 million at 2007. We recorded $8.1 million in communication expense for the year-ended December 31, 2008. These expenses typically include telephone, fax and other types of electronic communication. The increase in communication expenses is reflective of an increase in our banking centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2008 our state and local taxes totaled a tax expense of $4.1 million, as opposed to a benefit of $1.8 million in 2007 which was principally due to a $9.2 million valuation allowance on our state deferred tax assets. Asset resolution expense consists of foreclosure costs, loss provisions and gains and losses on the sale of real estate owned (“REO”) properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $35.7 million to $46.2 million due to rapid decline in property values. Because of the climate in the housing market, provision for REO loss was increased from $4.6 million to $30.8 million, an increase of $26.7 million net of any gain on REO and recovery of related debt. Other expenses totaled $62.8 million during 2008 compared to $31.0 million in 2007. The increase was primarily due to an $18.0 million increase in our guarantee liability related to certain letters of credit.

2007. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $392.4 million in 2007 compared to $369.1 million in 2006. The 6.3% increase in non-interest expense in 2007 was largely due to an increase in compensation and benefits, higher commissions resulting from an increase in the volume of loan originations in our home lending operations, and higher FDIC assessments resulting from changes initiated by the FDIC. During 2007, we opened 13 banking centers, which brought the banking center network total to 164.

Our gross compensation and benefit expense, before the capitalization of direct costs of loan closings, totaled $179.4 million. The 13.7% increase from 2006 is primarily attributable to normal salary increases and the employees hired at the new banking centers and, to a lesser extent, salaries paid to home loan center employees hired during the third quarter. Our FTE salaried employees increased by 589 to 3,083 at December 31, 2007, reflecting employees hired for new banking centers, home loan center employees during the third quarter 2007, and an increase in account executives hired for the wholesale loan business. Commission expense, which is a variable cost associated with loan production, totaled $83.0 million, equal to 31 basis points (0.31%) of total loan production in 2007. Occupancy and equipment totaled $69.2 million during 2007, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non-profitable home loan centers. Advertising expense, which totaled $10.3 million at December 31, 2007, increased $0.9 million, or 10.0%, from the $9.4 million reported in 2006. Our FDIC assessment was $4.4 million at December 31, 2007 as compared to $1.1 million at 2006. We paid $6.3 million in communication expense for the year-ended December 31, 2007. These expenses typically include telephone, fax and other types of electronic communication. The increase in communication expenses is reflective of an increase in home loan centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2007 our state and local taxes totaled a tax benefit of $1.8 million, a decrease of $2.1 million. Other expense totaled $31.0 million during 2007, a reduction of $13.2 million from 2006.

Capitalization of Loan Fees and Costs

Loan origination fees and costs are capitalized and recorded as an adjustment to the basis of the individual loans originated. These fees and costs are amortized or accreted into income as an adjustment to the loan yield over the life of the loan or expensed when the loan is sold. Accordingly, during 2008, we deferred $117.3 million of gross loan origination costs, while during 2007 and 2006 the deferred expenses totaled $94.9 million and $93.5 million, respectively. These costs have not been offset by the revenue deferred for SFAS 91 purposes. During the year to date in 2008 and the years 2007 and 2006, we deferred $90.9 million, $76.5 million, and $43.4 million in qualifying loan fee revenue, respectively. For further information, see “Loan Fees and Charges,” above. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available-for-sale using the fair value method and therefore will no longer apply SFAS 91 to those loans.

(Benefit) Provision for Federal Income Taxes

For the year ended December 31, 2008, our benefit for federal income taxes as a percentage of pretax loss was 34.9% compared to provisions on pretax earnings of 33.3% in 2007 and 35.2% in 2006. For each period, the (benefit) provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Refer to Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein for further discussion of our federal income taxes.

Analysis of Items on Statement of Financial Condition

Securities Classified as Trading. Securities classified as trading are comprised of agency mortgage- backed securities, U.S. Treasury bonds, and non-investment grade residual interests from our private-label securitizations. Changes to the fair value of trading securities are recorded in the consolidated statement of operations. At December 31, 2008 there were $517.7 million in agency mortgage-backed securities in trading, all of which were pledged to the FHLB as collateral. Agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in SFAS 133. At December 31, 2007, we held no agency mortgage-backed securities in trading. The non-investment grade residual interests resulting from our private label securitizations were $24.8 million at December 31, 2008 versus $13.7 million at December 31, 2007. Non-investment grade residual securities classified as trading increased as a result of our January 1, 2008 election, in conjunction with the fair value option under SFAS 159, to reclassify the residual interests to trading that were previously classified as securities available-for-sale. Offsetting this increase were reductions in the value of these residuals in the amount of $24.8 million. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Securities Classified as Available-for-Sale. Securities classified as available-for-sale, which are comprised of agency mortgage-backed securities, collateralized mortgage obligations and, prior to January 1, 2008, residual interests from securitizations of mortgage loan products, decreased from $1.3 billion at December 31, 2007, to $1.1 billion at December 31, 2008. At December 31, 2008, approximately $596.5 million of the securities classified as available-for-sale were pledged as collateral for security repurchases agreements or FHLB borrowings. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Mortgage-backed Securities Held to Maturity. Mortgage-backed securities held to maturity decreased from $1.3 billion at December 31, 2007 to none at December 31, 2008. The decrease was attributable to management’s decision to reclassify these securities to the available-for-sale category as of March 31, 2008. The reclassification was required because management no longer intended to hold these securities to maturity. Approximately $908.8 million in principal of these securities were sold in 2008 subsequent to the reclassification. At December 31, 2007, $107.6 million of the mortgage-backed securities were pledged as collateral under security repurchase agreements. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other Investments. Our investment portfolio increased from $26.8 million at December 31, 2007 to $34.5 million at December 31, 2008. Investment securities consist of mutual funds held as contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.

Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At December 31, 2008, we held loans available for sale of $1.5 billion, which was a decrease of $2.0 billion from $3.5 billion held at December 31, 2007. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The decrease in the balance of loans available for sale was principally attributable to management’s decision to reclassify approximately $1.6 billion of mortgage loans, consumer loans and second mortgage loans to loans held for investment during the second and third quarters of 2008, net of adjustments to estimated fair value that were recorded upon transfer, because management no longer had the intent to sell these loans.

The following table shows the activity in our portfolio of loans available for sale during the past five years:

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Balance, beginning of year	$3,511,310	$3,188,795	$1,773,394	$1,506,311	$2,759,551
Loans originated, net	28,340,137	26,054,106	18,057,340	25,202,205	31,943,915
Loans sold servicing retained, net	(25,078,784)	(22,965,827)	(13,974,425)	(21,608,937)	(27,749,138)
Loans sold servicing released, net	(512,310)	(1,524,506)	(2,395,465)	(1,855,700)	(1,352,789)
Loan amortization/ prepayments	(3,456,999)	(541,956)	(1,246,419)	(1,040,315)	(1,798,137)
Loans transferred from (to) various loan portfolios, net	(1,318,674)	(699,302)	974,370	(430,170)	(2,297,091)

Balance, end of year	$1,484,680	$3,511,310	$3,188,795	$1,733,394	$1,506,311

Loans Held for Investment. Our largest category of earning assets consists of loans held for investment. Loans held for investment consist of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment increased from $8.1 billion in December 2007, to $9.1 billion in December 2008 due in large part to the transfer of approximately $1.6 billion in available-for-sale loans to the held-for-investment category in 2008. Mortgage loans held for investment increased $0.2 billion to $6.0 billion, second mortgage loans increased $230.8 million to $287.4 million, commercial real estate loans increased $237.3 million to $1.8 billion and consumer loans increased $261.5 million to $543.1 million. For information relating to the concentration of credit of our loans held for investment, see Note 24 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held for investment portfolio at December 31, 2008:

LOANS HELD FOR INVESTMENT, BY RATE

	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)

Mortgage loans	$1,618,929	$4,339,819	$5,958,748
Second mortgage loans	262,271	25,079	287,350
Commercial real estate loans	425,005	1,354,358	1,779,363
Construction loans	15,433	39,316	54,749
Warehouse lending	—	434,140	434,140
Consumer	132,835	410,267	543,102
Non-real estate commercial loans	6,534	18,135	24,669

Total	$2,461,007	$6,621,114	$9,082,121

The two tables below provide detail for the activity and the balance in our loans held for investment portfolio, plus the changes in the allowance for loan losses, for each of the past five years.

LOANS HELD FOR INVESTMENT

	At December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Mortgage loans	$5,958,748	$5,823,952	$6,211,765	$8,248,897	$8,693,768
Second mortgage loans	287,350	56,516	715,154	700,492	196,518
Commercial real estate loans	1,779,363	1,542,104	1,301,819	995,411	751,730
Construction loans	54,749	90,401	64,528	65,646	67,640
Warehouse lending	434,140	316,719	291,656	146,694	249,291
Consumer loans	543,102	281,746	340,157	410,920	591,107
Non-real estate commercial loans	24,669	22,959	14,606	8,411	9,100

Total loans held for investment	9,082,121	8,134,397	8,939,685	10,576,471	10,559,154
Allowance for loan losses	(376,000)	(104,000)	(45,779)	(39,140)	(38,318)

Total loans held for investment, net	$8,706,121	$8,030,397	$8,893,906	$10,537,331	$10,520,836

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance, beginning of year	$8,134,397	$8,939,685	$10,576,471	$10,559,154	$6,842,063
Loans originated	437,516	996,702	2,406,068	5,101,206	4,840,028
Change in lines of credit	(530,170)	153,604	(244,666)	186,041	(189,696)
Loans transferred (to) from various portfolios, net	1,318,674	383,403	(1,018,040)	400,475	2,297,091
Loan amortization / prepayments	(63,659)	(2,223,258)	(2,696,441)	(5,622,989)	(3,190,640)
Loans transferred to repossessed assets	(214,637)	(115,739)	(83,707)	(47,416)	(39,692)

Balance, end of year	$9,082,121	$8,134,397	$8,939,685	$10,576,471	$10,559,154

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five years.

NON-PERFORMING LOANS

	At December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Non-accrual loans	$629,457	$197,149	$57,071	$64,466	$57,026
Repurchased non-performing assets, net	16,454	8,079	22,096	34,777	35,013
Real estate and other repossessed assets, net	109,297	95,074	80,995	47,724	37,823

Total non-performing assets, net	$755,208	$300,302	$160,162	$146,967	$129,862

Ratio of non-performing assets to total assets	5.33%	1.91%	1.03%	0.98%	0.99%
Ratio of non-accrual loans to loans held for investment	6.93%	2.42%	0.64%	0.61%	0.54%
Ratio of allowance to non-accrual loans	59.73%	52.75%	80.21%	60.71%	67.19%
Ratio of allowance to loans held for investment	4.14%	1.28%	0.51%	0.37%	0.36%
Ratio of net charge-offs to average loans held for investment	0.79%	0.38%	0.20%	0.16%	0.16%

Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent. Such interest is recognized as income only when it is actually collected. At December 31, 2008, we had $921.8 million in loans that were determined to be delinquent. Of those delinquent loans, $629.5 million of loans were non-performing, of which $461.7 million, or 73.3%, were single-family residential mortgage loans.

The following table sets forth information regarding delinquent loans as of the end of the last three years (dollars in thousands):

DELINQUENT LOANS

	At December 31,
Days Delinquent	2008	2007	2006

30	$157,683	$59,811	$40,140
60	134,685	70,450	22,163
90	629,457	197,149	57,071

Total	$921,825	$327,410	$119,374

We calculate our delinquent loans using a method required by the Office of Thrift Supervision when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS

Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $244.0 million, 60 day delinquencies equaled $176.9 million and 90 day delinquencies equaled $727.2 million at December 31, 2008. Total delinquent loans under the MBA Method total $1.1 billion or 13.19% of loans held for investment at December 31, 2008. By comparison, delinquent loans under the MBA method at year-end 2007 totaled $478.3 million, or 5.88% of total loans held for investment at December 31, 2007.

The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest (dollars in thousands):

NON-ACCRUAL LOANS

	At December 31, 2008
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans

Mortgage loans	$5,958,748	$432,653	7.26%	68.7%
Second mortgages	287,350	10,148	3.53	1.6
Commercial real estate	1,779,363	164,496	9.24	26.1
Construction	54,749	5,673	10.36	0.9
Warehouse lending	434,140	—	—	—
Consumer	543,102	14,743	2.71	2.4
Commercial non-real estate	24,669	1,744	7.07	0.3

Total loans	9,082,121	$629,457	6.93%	100.0%

Less allowance for loan losses	(376,000)

Total loans held for investment, net	$8,706,121

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

We perform a detailed credit quality review at least annually on large commercial loans as well as on selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and certain delinquent residential mortgage loans that exceed $1.0 million are treated as impaired and are individually evaluated to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

A portion of the allowance is also allocated to the remaining classified commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure (such as sub-prime loans, high loan to value loans and also loans by state). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and non-accrual amounts.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio various assumptions are made. For example, when assessing the condition of the overall economic environment assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the proceeds received when the collateral is sold.

The deterioration in credit quality that began in the latter half of 2007 continued throughout 2008 with further worsening in the local and national economies and steep declines in the real estate market. This deterioration is reflected in the substantial increase in delinquency rates and an increase in seriously delinquent and nonperforming loans. The overall delinquency rate (loans over 30 days delinquent using the OTS Method) increased in 2008 to 10.15%, up from 4.03% as of December 31, 2007 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS Method), to 6.93% from 2.42%, respectively. At December 31, 2008, nonperforming loans totaled $629.5 million, an increase of $432.4 million, or 219.3%, over the amount at December 31, 2007. Certain portfolios have shown particular credit weakness, the residential loan portfolios, including residential first mortgages, construction and land lot loans, as well as the commercial real estate portfolio.

Residential Real Estate. As of December 31, 2008, non-performing residential first mortgages, including land lot loans, increased to $432.7 million, up $298.1 million or 221.5%, from $134.6 million at the end of 2007. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2008. Net charge-offs within the residential mortgage portfolio, including first and second mortgages, totaled $47.3 million for the year ended December 31, 2008 compared to $16.8 million for the prior year end, which represents a 181.5% increase. Management expects further increases in net charge-offs within this portfolio in 2009 based on the current level of delinquencies and expected continuing declines in real estate values within our markets.

The overall delinquency rate in the residential construction loan portfolio was 22.42% as of December 31, 2008, up from 2.92% as of December 31, 2007. Non-performing construction loans increased to 10.36% of the construction loan portfolio as of December 31, 2008 up from 1.29% as of December 31 2007. Historically, this portfolio has performed very well, as reflected in the absence of net charge-offs for the three years preceding 2008. However, with the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio is experiencing declines in credit quality. Net charge-offs in the construction loan portfolio totaled approximately $1.9 million for the year ended December 31, 2008 and management expects charge-offs to increase in the coming year based on the current level of delinquencies.

Commercial Real Estate. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. The credit deterioration continued in the current year within those portfolios and the office and retail loan portfolios are now under increasing pressure from worsening economic conditions. Non-performing commercial real estate loans have increased to 10.15% of the portfolio at December 31, 2008 up from 3.75% as of the end of 2007. Net charge-offs within the commercial real estate portfolio totaled $15.7 million for the year ended December 31, 2008 up from $4.6 million for 2007. Management expects further increases in net-charge-offs within this portfolio in 2009 based on the current levels of delinquencies.

The allowance for loan losses increased to $376.0 million at December 31, 2008 from $104.0 million at December 31, 2007. The allowance for loan losses as a percentage of non-performing loans increased to 59.7% from 52.8% at December 31, 2007, which reflects the changes in assumptions for loss rates. The allowance for loan losses as a percentage of investment loans increased to 4.14% from 1.28% as of December 31, 2007.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, and the allocation of the allowance for loan losses over the past five years:

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2008
	Investment	Percent		Percentage
	Loan	of	Reserve	to Total
	Portfolio	Portfolio	Amount	Reserve
	(Dollars in thousands)

Mortgage loans	$5,958,748	65.6%	$156,802	41.7%
Second mortgages	287,350	3.1	16,674	4.4
Commercial real estate	1,779,363	19.6	173,204	46.1
Construction	54,749	0.6	3,352	0.9
Warehouse lending	434,140	4.8	3,432	0.9
Consumer	543,102	6.0	15,266	4.1
Commercial non-real estate	24,669	0.3	1,036	0.3
Unallocated	—	—	6,234	1.6

Total	$9,082,121	100.0%	$376,000	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2008		2007		2006		2005		2004
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total	Reserve	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Mortgage loans	$156,802	65.6%	$32,334	71.6%	$16,355	69.5%	$20,466	78.0%	$17,304	82.0%
Second mortgages	16,674	3.1	5,122	0.7	6,627	8.0	7,156	6.6	3,318	1.9
Commercial real estate	173,204	19.6	47,273	19.0	7,748	14.5	5,315	9.4	2,319	7.1
Construction	3,352	0.6	1,944	1.1	762	0.7	604	0.6	3,538	0.6
Warehouse lending	3,432	4.8	1,387	3.9	672	3.3	334	1.4	5,167	2.4
Consumer	15,266	6.0	13,064	3.4	11,091	3.8	3,396	3.9	4,924	5.9
Commercial non- real estate	1,036	0.3	680	0.3	362	0.2	729	0.1	1,748	0.1
Unallocated	6,234	—	2,196	—	2,162	—	1,140	—	—	—

Total	$376,000	100.0%	$104,000	100.0%	$45,779	100.0%	$39,140	100.0%	$38,318	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

	(Dollars in thousands)

Beginning balance	$104,000	$45,779	$39,140	$38,318	$37,828
Provision for loan losses	343,963	88,297	25,450	18,876	16,077

Charge-offs
Mortgage loans	(47,814)	(17,468)	(9,833)	(11,853)	(14,629)
Consumer loans	(6,505)	(9,827)	(7,806)	(4,713)	(1,147)
Commercial loans	(15,774)	(4,765)	(1,414)	(3,055)	(680)
Construction loans	(1,872)	—	—	—	(2)
Other	(2,006)	(1,599)	(2,560)	(286)	(717)

Total charge offs	(73,971)	(33,659)	(21,613)	(19,907)	(17,175)
Recoveries
Mortgage loans	480	687	665	1,508	1,081
Consumer loans	978	2,258	1,720	247	242
Commercial loans	36	174	40	98	265
Construction loans	—	—	—	—	—
Other	514	464	377	—	—

Total recoveries	2,008	3,583	2,802	1,853	1,588

Charge-offs, net of recoveries	(71,963)	(30,076)	(18,811)	(18,054)	(15,587)

Ending balance	$376,000	$104,000	$45,779	$39,140	$38,318

Net charge-off ratio	0.79%	0.38%	0.20%	0.16%	0.16%

Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. It is transferred from the loans held for investment portfolio at lower of cost or market, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is”

and whether to list the property with a broker. At December 31, 2008, we had $109.3 million of repossessed assets compared to $95.1 million at December 31, 2007.

The following schedule provides the activity for repossessed assets during each of the past five years:

NET REPOSSESSED ASSET ACTIVITY

	2008	2007	2006	2005	2004

	(Dollars in thousands)

Beginning balance	$95,074	$80,995	$47,724	$37,823	$36,778
Additions	114,038	101,539	83,707	48,546	42,668
Disposals	(99,815)	(87,460)	(50,436)	(38,645)	(41,623)

Ending balance	$109,297	$95,074	$80,995	$47,724	$37,823

Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. Upon obtaining title to such repurchased assets, the asset is transferred to repossessed assets for disposal. During 2008 and 2007, we repurchased $138.1 million and $69.9 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $41.8 million and $9.6 million at December 31, 2008 and 2007, respectively, and is included within other assets in our consolidated statements of financial condition.

The following table sets forth the underlying principal amount of non-performing loans we have repurchased or indemnified during the past five years, organized by the year of sale or securitization:

REPURCHASED ASSETS

		Total
		Non-performing
	Total Loan Sales	Repurchased	% of
Year	and Securitizations	Loans	Sales

	(Dollars in thousands)

2004	$28,937,576	$33,561	0.12%
2005	24,703,575	18,908	0.08
2006	16,968,994	20,878	0.12
2007	24,710,651	11,182	0.05
2008	25,595,067	169	0.00

Totals	$120,915,863	$84,698	0.07%

Accrued Interest Receivable. Accrued interest receivable decreased from $57.9 million at December 31, 2007 to $56.0 million at December 31, 2008 as our total earning assets decreased. We typically collect interest in the month following the month in which it is earned.

FHLB Stock. Holdings of FHLB stock increased from $348.9 million at December 31, 2007, to $373.4 million at December 31, 2008. This increase was the result of the purchase of FHLB stock in 2008 to permit increased borrowings at the time. Such shares, once purchased, may not be redeemed except pursuant to a five-year waiting period. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLB advances, whichever is greater. Management believes that the volume of our holdings of FHLB stock does not constitute a controlling or significant interest in the FHLB. As such, management does not believe that the FHLB is an affiliate or can in any other way be deemed to be a related party.

Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $246.2 million at December 31, 2008, an increase of $8.6 million, or 3.6%, from $237.6 million at December 31, 2007. During 2008, we added 11 additional banking centers, net of closings, and continued to invest in computer equipment.

Mortgage Servicing Rights. Mortgage servicing rights included residential MSRs at fair value amounting to $511.3 million and consumer MSRs at amortized cost amounting to $9.5 million at December 31, 2008. At December 31, 2007, all MSRs were accounted for on an amortized cost basis and amounted to $414.0 million of which $402.2 million was residential. As of January 1, 2008, we elected the fair value method for residential MSRs and recorded a cumulative effect adjustment to retained earnings of $43.7 million, which increased the balance of our residential MSRs. During the year ended December 31, 2008, we recorded additions to our residential MSRs of $358.1 million due to loan sales or securitizations. Additionally, we recorded a fair value adjustment to decrease the fair value of the residential MSRs by $292.8 million. The adjustment included approximately $56.6 million in the reduction of fair value due to payoffs and a $236.2 million reduction due to market driven charges, primarily a decrease in mortgage loan rates that led to an expected increase in prepayment speeds. The decrease in the capitalized value of the MSRs from December 31, 2007 to December 31, 2008 includes the effect of the change in accounting from amortized cost to fair value. See Note 12 in Part II, Item 8 Financial Statements and Supplementary Data, herein.

The principal balance outstanding of the loans underlying our total MSRs was $55.9 billion at December 31, 2008 versus $32.5 billion at December 31, 2007, reflecting our 2008 loan origination activity and no bulk MSR sales during the 2008 period.

The recorded amount of the MSR portfolio at December 31, 2008 and 2007 as a percentage of the unpaid principal balance of the loans we are servicing was 0.93% and 1.27%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 33.3 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the Constant Prepayment Rate or CPR)

•	Product type (i.e., conventional, government, balloon)

•	Fixed or adjustable rate of interest

•	Interest rate

•	Term (i.e. 15 or 30 years)

•	Servicing costs per loan

•	Discounted yield rate

•	Estimate of ancillary income such as late fees, prepayment fees, etc.

The most important assumptions used in the MSR valuation model are anticipated prepayment speeds. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

On an ongoing basis, the MSR portfolio is internally valued to determine the fair value for which to carry the residential MSRs and to assess any impairment in the consumer MSRs that are carried at amortized cost. In addition, a third party valuation of the MSR portfolio is obtained periodically to validate the reasonableness of the value generated by the internal valuation model.

At December 31, 2008 and 2007, the fair value of our total MSR portfolio was $523.6 million and $457.9 million, respectively. At December 31, 2008, the fair value of the MSR was based upon the following weighted- average assumptions: (1) a discount rate of 8.7%; (2) an anticipated loan prepayment rate of 24.0% CPR; and (3) servicing costs per conventional loan of $65 and $58 for each government or adjustable-rate loan, respectively. At December 31, 2007, the fair value of each MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.2%; (2) an anticipated loan prepayment rate of 16.3% CPR; and (3) servicing costs per conventional loan of $42 and $45 for each government or adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years (dollars in thousands):

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Balance, beginning of year	$32,487,337	$15,032,504	$29,648,088	$21,354,724	$30,395,079
Loans serviced additions	25,300,440	24,255,114	16,370,925	21,595,729	27,584,787
Loan amortization/prepayments	(1,405,260)	(3,248,986)	(3,376,219)	(4,220,504)	(6,985,894)
Loans serviced	(512,310)	(3,551,295)	(27,610,290)	(9,081,861)	(29,639,248)

Balance, end of year	$55,870,207	$32,487,337	$15,032,504	$29,648,088	$21,354,724

Other Assets. Other assets increased $353.6 million, or 234.0%, to $504.7 million at December 31, 2008, from $151.1 million at December 31, 2007. The majority of this increase was attributable to an increase of $76.3 million in the fair value of derivative activities utilized to hedge our MSR portfolio, a $4.7 million increase in mortgage banking derivatives, an increase of $32.2 million relating to the estimated fair value of repurchased assets, an increase in escrow advances of $31.7 million and an increase in deferred tax benefits of $170.5 million.

Liabilities

Deposits. Our deposits can be subdivided into four areas: the retail division, the municipal division, the national accounts division and Company controlled deposits. Retail deposit accounts increased $0.3 billion, or 5.3% to $5.4 billion at December 31, 2008, from $5.1 billion at December 31, 2007. Saving and checking accounts totaled 15.4% of total retail deposits. In addition, at December 31, 2008, retail certificates of deposit totaled $4.0 billion, with an average balance of $27,893 and a weighted average cost of 3.94% while money market deposits totaled $561.9 million, with an average cost of 2.61%. Overall, the retail division had an average cost of deposits of 3.4% at December 31, 2008 versus 4.5% at December 31, 2007.

We call on local municipal agencies as another source for deposit funding. Municipal deposits decreased $0.9 billion or 61.1% to $0.6 billion at December 31, 2008, from $1.5 billion at December 31, 2007 consistent with our strategy to shrink our balance sheet. These balances fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 2.84% at December 31, 2008 versus 5.0% at December 31, 2007.

These deposit accounts include $0.5 billion of certificates of deposit with maturities typically less than one year and $88.0 million in checking and savings accounts.

In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. For the year ended December 31, 2006 and through June 30 2007, we did not solicit any funds through the division as we were able to access more attractive funding sources through FHLB advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. Beginning in July 2007, wholesale deposits became attractive from a cost of funds and duration standpoint so we began to solicit funds through our national accounts division. These deposit accounts increased $212.0 million, or 18.6%, to $1.4 billion at December 31, 2008, from the December 31, 2007 deposit amount. These deposits had a weighted average cost of 4.41% at December 31, 2008 versus 4.6% at December 31, 2007.

Company controlled deposits are accounts that represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank. These deposits do not bear interest. Company controlled deposits increased $62.1 million to $535.5 million at December 31, 2008 from $473.4 million at December 31, 2007. This increase is the result of our increase in mortgage loans being serviced for others during 2008.

The deposit accounts are as follows at December 31, (dollars in thousands):

	At December 31,
	2008	2007

Demand accounts	$416,920	$436,239
Savings accounts	407,501	237,762
MMDA	561,909	531,587
Certificates of deposit(1)	3,967,985	3,881,756

Total retail deposits	5,354,315	5,087,344
Municipal deposits(2)	597,638	1,534,467
National accounts	1,353,558	1,141,549
Company controlled deposits(3)	535,494	473,384

Total deposits	$7,841,005	$8,236,744

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion and $2.8 billion at December 31, 2008 and 2007, respectively.

(2)	Municipal deposits includes funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.

Interest Rate Swaps. During September 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap with the placement agent in which we are required to pay a fixed rate of 4.33% on a notional amount of $25.0 million and will receive a floating rate equal to that being paid on the Flagstar Statutory Trust VIII securities. The swap matures on October 7, 2010. The securities are callable after October 7, 2010.

FHLB Advances. FHLB advances decreased $1.1 billion, or 17.5%, to $5.2 billion at December 31, 2008, from $6.3 billion at December 31, 2007. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our deposit base, the escrow accounts we hold, or alternative funding sources such as repurchase agreements. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information on FHLB advances.

The $2.2 billion portfolio of putable FHLB advances we hold, which matures in 2012 and 2013, may be called during 2009 and thereafter by the FHLB based on FHLB volatility models. If these advances are called, we will be forced to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact our operations.

Security Repurchase Agreements. Security repurchase agreements remained unchanged at $108.0 million at December 31, 2008 and 2007, respectively. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on security repurchase agreements.

Long-Term Debt. As part of our overall capital strategy, we may raise capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, pay interest quarterly. The majority of the net proceeds from these offerings was contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years.

On December 19, 2002, we, through our subsidiary Flagstar Statutory Trust II, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities pay interest at a floating rate of three-month LIBOR plus 3.25%, adjustable quarterly, after an initial rate of 4.66%.

On February 19, 2003, we, through our subsidiary Flagstar Statutory Trust III, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities had an effective cost for the first five years of 6.55% and a floating rate thereafter equal to the three-month LIBOR rate plus 3.25% adjustable quarterly.

On March 19, 2003, we, through our subsidiary Flagstar Statutory Trust IV, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $25.0 million. The securities had an effective cost for the first five years of 6.75% and a floating rate thereafter equal to the three-month LIBOR rate plus 3.25% adjustable quarterly.

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

Accrued Interest Payable. Accrued interest payable decreased $11.0 million, or 23.4%, to $36.1 million at December 31, 2008 from $47.1 million at December 31, 2007. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. During 2008, the average overall rate on our deposits decreased 69 basis points to 3.94% in 2008 from 4.63% in 2007. To a lesser extent, we also experienced a 32 basis point decrease in our advances from the FHLB to an average rate of 4.32% versus 4.64% in 2007. The interest-bearing liability portfolio decreased 10.0% during the period and we had a 12.5% decrease in the average cost of liabilities to 4.13%.

Undisbursed Payments. Undisbursed payments on loans serviced for others increased $77.0 million, or 173.8%, to $121.3 million at December 31, 2008, from $44.3 million at December 31, 2007. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2008, timing of the including subservicing of $0.1 billion, equaled $56.0 billion versus $33.0 billion at December 31, 2007.

Federal Income Taxes Payable (Receivable). Income tax asset increased, to $170.5 million at December 31, 2008, from $28,000 at December 31, 2007. The Federal income taxes receivable is recorded in other assets on our consolidated statement of financial condition at December 31, 2008 and 2007. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $42.5 million and $27.6 million at December 31, 2008 and 2007, respectively. The majority of the increase was due to a discovery in the fourth quarter of 2008 of a situation which involved a group of loans for which we believe may have a high probability of representation or warranty issues because of suspected fraud by third parties. We are actively pursuing collection efforts against these parties. These loans were sold to the secondary market. See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commercial commitments, which require future cash payments. Refer to Notes 3, 11, 13, 14, 15 and 16 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2008 (dollars in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without stated maturities	$1,474,649	$—	$—	$—	$1,474,649
Certificates of deposits	3,986,361	1,460,229	376,001	8,271	5,830,862
FHLB advances	650,000	1,150,000	2,900,000	500,000	5,200,000
Trust preferred securities	—	—	—	247,435	247,435
Operating leases	7,333	9,319	4,137	2,657	23,446
Security repurchase agreements	—	108,000	—	—	108,000
Other debt	25	50	1,150	—	1,225

Total	$6,118,368	$2,727,598	$3,281,288	$758,363	$12,885,617

Included in the FHLB advances above are putable advances amounting to $2.2 billion that may be called by the FHLB during 2009 and thereafter.

Liquidity and Capital Resources

Our principal uses of funds include loan originations and operating expenses, and in the past also included the payment of dividends and stock repurchases. At December 31, 2008, we had outstanding rate-lock commitments to lend $6.2 billion in mortgage loans. We did not have any outstanding commitments to make other types of loans during 2008. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.2 billion at December 31, 2008.

We suffered a loss in excess of $275.4 million during 2008 and as a result, saw our shareholders’ equity and regulatory capital decline in the second half of the year. On January 30, 2009, we consummated a transaction with MatlinPatterson in which we raised $250 million. On that same date, we entered into a letter of agreement with the United States Department of Treasury, in exchange for 266,657 shares of our fixed rate cumulative perpetual preferred stock for $266.7 million. Management and certain members of our board of directors also acquired, in the aggregate, $5.3 million of common stock on that date. In addition, we entered into a closing agreement with MatlinPatterson pursuant to which we will sell an additional $100 million in equity capital, and, in February 2009, we consummated two related transactions in which we raised $50 million of the additional $100 million. See Note 2 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. Of these amounts, $475 million was invested into the Bank on the same day as equity capital. As a result, the OTS advised that there would not be any change to our “well capitalized” regulatory capital classification.

We did not pay any cash dividends on our common stock during 2008. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of Treasury pursuant to the terms of the TARP.

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

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Beginning deposits	$8,236,744	$7,623,488	$8,521,756	$7,433,776	$5,729,650
Interest credited	282,710	357,430	331,516	253,292	167,765
Net deposit increase (decrease)	(678,449)	255,826	(1,229,784)	834,688	1,536,361

Total deposits, end of the year	$7,841,005	$8,236,744	$7,623,488	$8,521,756	$7,433,776

Borrowings. The FHLB provides credit for savings institutions and other member financial institutions. We are currently authorized through a Board resolution to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral in the form of eligible residential mortgage loans. At December 31, 2008, we had available collateral sufficient to access $6.0 billion of the line and had $5.2 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2008, we had pledged commercial loans amounting to $1.1 billion with a lendable value of $0.6 billion. At December 31, 2008, we had no borrowings outstanding against this line of credit.

Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2008, we had borrowed funds via a repurchase agreement for $108.0 million, which was secured by $117.9 million of collateralized mortgage obligations classified as available for sale.

Loan Sales. Our home lending operation sells a significant portion of the mortgage loans that it originates. Sales of loans totaled $25.3 billion, or 90.4% of originations in 2008, compared to $23.3 billion, or 90.7% of originations, in 2007. The increase in the dollar volume of sales during 2008 was attributable to the increase in originations for the year. As of December 31, 2008, we had outstanding commitments to sell $5.2 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. We also invest in loans for our own portfolio and derive funds from the repayment of principal on those loans. Such payments totaled $3.5 billion and $2.8 billion during 2008 and 2007, respectively.

LOAN REPAYMENT SCHEDULE

	At December 31, 2008
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(Dollars in thousands)

Mortgage loans	$76,744	$75,748	$74,766	$147,592	$359,408	$336,098	$4,846,251	$5,916,607
Second mortgage	9,056	8,770	8,492	16,447	57,569	29,409	156,514	286,257
Commercial real estate	195,112	173,599	154,459	274,858	535,621	240,345	195,631	1,769,625
Construction	54,684	—	—	—	—	—	—	54,684
Warehouse lending	434,140	—	—	—	—	—	—	434,140
Consumer	36,229	33,810	31,553	58,891	127,569	84,981	169,574	542,607
Commercial non-real estate	5,528	4,290	3,329	5,168	6,369	—	—	24,684

Total	$811,493	$296,217	$272,599	$502,956	$1,086,536	$690,833	$5,367,970	$9,028,604

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2008, we held $35.1 million in these escrows.

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

Asset Securitization. The Bank, in its efforts to diversify its funding sources, occasionally transfers loans to a qualifying special purpose entity (“QSPE”) in a process known as a securitization in exchange for asset-backed securities. A QSPE is generally a trust that is severely limited in permitted activities, assets it may hold, sell, exchange or distribute. When a company transfers assets to a QSPE, the transfer is generally treated as a sale and the transferred assets are no longer recognized on the transferor’s balance sheet. The QSPE in turn will offer the sold loans to investors in the form of a security. The proceeds the QSPE receives from investors are used to pay the company for the loans sold. The company will usually recognize a gain or loss on the transfer. SFAS 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides specific criteria to meet the definition of a QSPE. QSPE’s are required to be legally isolated from the transferor and bankruptcy remote, insulating investors from the impact of creditors of other entities, including the transferor, and are not consolidated within the financial statements.

When a company sells or securitizes loans it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. Retained interests in securitizations were $24.8 million and $47.0 million at December 31, 2008 and 2007, respectively. Additional information concerning securitization transactions is included in Note 8 in the Notes to our Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

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

Accounting and Reporting Developments

See Note 3 of the Notes to the Consolidated Financial Statements, Item 8 Financial Statements and Supplementary Data, herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 3 and 26 to the Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. Although we have and will continue to economically hedge a portion of our mortgage loans available for sale, on October 1, 2005, for financial reporting purposes, we dedesignated all fair value hedges that solely related to our mortgage lending operation. This means that changes in the fair value of our forward sales commitments will not necessarily be offset by corresponding changes in the fair value of our mortgage loans available for sale because mortgage loans available for sale are recorded at the lower of cost or market. Effective January 1, 2009, we began to account for substantially all of our new mortgage loans production on a fair value basis.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2008 and 2007 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 200 basis points. The 2008 and 2007 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2008 and 2007, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past because the current rate scenario reflects a decline in the Federal Funds rate but an increase (rather than concurrent decrease) in rates for residential home mortgage loans.

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

				At December 31,

2008					2007
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$458	3.28%	$(308)	(40.2)%	300	$1,013	6.69%	$(203)	(16.7)%
200	640	4.49	(127)	(16.5)	200	1,160	7.48	(56)	(4.6)
100	766	5.27	—	(0.1)	100	1,254	7.92	(38)	3.2
Current	766	5.21	—	—	Current	1,216	7.56	—	—
— 100	605	4.09	(162)	(21.1)	—100	964	5.98	(252)	(20.7)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 12, 2009

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

The consolidated statements of financial condition as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008 included in this document have been audited by Virchow, Krause & Company, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/  Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Flagstar Bancorp, Inc..

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 12 to the Consolidated Financial Statements, the Company changed its method of accounting for its residential class of mortgage servicing rights to the fair value method as permitted under Statement of Financial Accounting Standards 156, Accounting for Servicing of Financial Assets an Amendment of FASB Statement 140, on January 1, 2008.

/s/  Virchow, Krause & Company, LLP
Southfield, Michigan
March 12, 2009

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2008	2007

Assets
Cash and cash items	$300,989	$129,992
Interest-bearing deposits	205,916	210,177

Cash and cash equivalents	506,905	340,169
Securities classified as trading	542,539	13,703
Securities classified as available for sale	1,118,453	1,308,608
Mortgage-backed securities held to maturity ($1.3 billion fair value at December 31, 2007)	—	1,255,431
Other investments	34,532	26,813
Loans available for sale	1,484,680	3,511,310
Loans held for investment	9,082,121	8,134,397
Less: allowance for loan losses	(376,000)	(104,000)

Loans held for investment, net	8,706,121	8,030,397

Total interest-earning assets	12,092,241	14,356,439
Accrued interest receivable	55,961	57,888
Repossessed assets, net	109,297	95,074
Federal Home Loan Bank stock	373,443	348,944
Premises and equipment, net	246,229	237,652
Mortgage servicing rights at fair value	511,294	—
Mortgage servicing rights, net	9,469	413,986
Other assets	504,734	151,120

Total assets	$14,203,657	$15,791,095

Liabilities and Stockholders’ Equity Liabilities
Deposits	$7,841,005	$8,236,744
Federal Home Loan Bank advances	5,200,000	6,301,000
Security repurchase agreements	108,000	108,000
Long term debt	248,660	248,685

Total interest-bearing liabilities	13,397,665	14,894,429
Accrued interest payable	36,062	47,070
Secondary market reserve	42,500	27,600
Other liabilities	255,137	129,018

Total liabilities	13,731,364	15,098,117
Commitments and Contingencies — Note 21
Stockholders’ Equity
Preferred stock $0.01 par value, 25,000,000 shares authorized; no shares outstanding	—	—
Common stock $0.01 par value, 150,000,000 shares authorized; 83,626,726 and 63,656,979 shares issued; 83,626,726 and 60,270,624 outstanding at December 31, 2008 and December 31, 2007, respectively	836	637
Additional paid in capital	119,024	64,350
Accumulated other comprehensive loss	(81,742)	(11,495)
Retained earnings	434,175	681,165
Treasury stock, at cost, no shares at December 31, 2008, and 3,386,355 shares at December 31, 2007	—	(41,679)

Total stockholders’ equity	472,293	692,978

Total liabilities and stockholders’ equity	$14,203,657	$15,791,095

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006

Interest Income
Loans	$680,851	$769,485	$711,037
Mortgage-backed securities held to maturity	15,576	59,960	77,607
Securities classified as available for sale or trading	72,114	56,578	3,041
Interest-bearing deposits	7,654	12,949	4,183
Other	1,802	6,537	4,998

Total interest income	777,997	905,509	800,866

Interest Expense
Deposits	282,710	357,430	331,516
FHLB advances	248,354	271,443	187,756
Federal reserve borrowings	1,587	—	—
Security repurchase agreements	6,719	51,458	52,389
Other	16,102	15,300	14,258

Total interest expense	555,472	695,631	585,919

Net interest income	222,525	209,878	214,947
Provision for loan losses	343,963	88,297	25,450

Net interest (loss) income after provision for loan losses	(121,438)	121,581	189,497
Non-Interest Income
Loan fees and charges	2,688	1,497	7,440
Deposit fees and charges	27,424	22,999	20,893
Loan administration	(251)	12,715	13,032
Net gain on loan sales	146,060	62,827	42,381
Net gain on sales of mortgage servicing rights	1,797	5,898	92,621
Net loss on securities available for sale	(57,352)	(20,476)	(6,163)
Loss on trading securities	(10,183)	(6,785)	—
Other fees and charges	19,940	38,440	31,957

Total non-interest income	130,123	117,115	202,161
Non-Interest Expense
Compensation and benefits	212,673	168,559	140,438
Occupancy and equipment	79,136	69,122	70,225
Asset resolution	46,232	10,479	—
Communication	6,912	5,400	4,320
Other taxes	4,115	(1,756)	320
General and administrative	82,984	45,706	60,334

Total non-interest expense	432,052	297,510	275,637

(Loss) earnings before federal tax provision	(423,367)	(58,814)	116,021
(Benefit) provision for federal income taxes	(147,960)	(19,589)	40,819

Net (Loss) Earnings	$(275,407)	$(39,225)	$75,202

(Loss) earnings per share
Basic	$(3.82)	$(0.64)	$1.18

Diluted	$(3.82)	$(0.64)	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

				Accumulated
			Additional	Other			Total
	Preferred	Common	Paid in	Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Capital	Income (Loss)	Stock	Earnings	Equity

Balance at January 1, 2006	$—	$632	$57,304	$7,834	$—	$706,113	$771,883
Net earnings	—	—	—	—	—	75,202	75,202
Reclassification of gain on swap extinguishment	—	—	—	(1,167)	—	—	(1,167)
Change in net unrealized loss on swaps used	—				—
in cash flow hedges	—	—	—	(1,874)	—	—	(1,874)
Change in net unrealized gain on securities	—				—
available for sale	—	—	—	389	—	—	389

Total comprehensive income	—	—	—	—	—	—	72,550
Stock options exercised	—	4	2,201	—	—	—	2,205
Stock-based compensation	—	—	2,718	—	—	—	2,718
Tax benefit from stock-based compensation	—	—	1,000	—	—	—	1,000
Dividends paid ($0.60 per share)	—	—	—	—	—	(38,122)	(38,122)

Balance at December 31, 2006	—	636	63,223	5,182	—	743,193	812,234
Net loss	—	—	—	—	—	(39,225)	(39,225)
Reclassification of gain on swap extinguishment	—		—	(101)	—	—	(101)
Change in net unrealized loss on swaps used	—
in cash flow hedges	—	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities	—
available for sale	—	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	—	(55,902)
Adjustment to initially apply FIN 48	—	—	—	—	—	(1,428)	(1,428)
Stock options exercised	—	1	69	—	—	—	70
Stock-based compensation	—	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	(41,705)	—	(41,705)
Issuance of treasury stock	—	—	—	—	26	—	26
Dividends paid ($0.35 per share)	—	—	—	—	—	(21,375)	(21,375)

Balance at December 31, 2007	—	637	64,350	(11,495)	(41,679)	681,165	692,978
Net loss	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on designation of swaps used in cash flow hedges	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other than temporary impairment	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential (MSR) mortgage servicing rights	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	(587)	—	587	—	—
Stock options exercised	—	—	77	—	—	—	77
Stock-based compensation	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008	$—	$836	$119,024	$(81,742)	$—	$434,175	$472,293

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

Operating Activities
Net (loss) earnings	$(275,407)	$(39,225)	$75,202
Adjustments to net (loss) earnings to net cash (used in) provided by operating activities
Provision for loan losses	343,963	88,297	25,450
Depreciation and amortization	24,787	102,965	100,710
(Decrease) increase in valuation allowance in mortgage servicing rights	(171)	(428)	599
Loss on fair value of residential mortgages net of hedging gains (losses)	146,365	—	—
Stock-based compensation expense	1,226	1,083	2,718
Loss on interest rate swap	928	—	—
Net gain on the sale of assets	(1,300)	(3,230)	(2,328)
Net gain on loan sales	(146,060)	(62,827)	(42,381)
Net gain on sales of mortgage servicing rights	(1,797)	(5,898)	(92,621)
Net loss on securities classified as available for sale	57,352	20,476	6,163
Net loss on trading securities	10,183	6,785	—
Proceeds from sales of loans available for sale	23,498,926	22,939,708	15,018,393
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(26,426,053)	(24,131,163)	(15,786,616)
Purchase of trading securities	(857,890)	—	—
Decrease (increase) in accrued interest receivable	1,927	(5,130)	(4,359)
Proceeds from sales of trading securities	859,969	—	—
(Increase) decrease in other assets	(150,156)	(18,130)	66,348
(Decrease) increase in accrued interest payable	(11,008)	768	5,014
Net tax effect of (benefit for) stock grants issued	205	25	(1,000)
Decrease liability for checks issued	(737)	(10,658)	(1,599)
Decrease in federal income taxes payable	(85,377)	(40,301)	(44,367)
(Decrease) increase in payable for securities purchased	—	(249,694)	249,694
Increase (decrease) in other liabilities	64,873	2,533	(4,814)

Net cash used in operating activities	(2,945,252)	(1,404,044)	(429,794)

Investing Activities
Net change in other investments	(7,719)	(2,778)	(2,078)
Repayment of mortgage-backed securities held to maturity	90,846	336,836	404,073
Purchase of mortgage-backed securities held to maturity	—	—	(118,025)
Proceeds from the sale of investment securities available for sale	913,798	573,143	—
Repayment (purchase) of investment securities available for sale	155,557	(108,259)	(574,999)
Proceeds from sales of portfolio loans	1,328,324	694,924	1,329,032
Origination of portfolio loans, net of principal repayments	1,836,582	(677,058)	(1,086,596)
Purchase of Federal Home Loan Bank stock	(24,499)	(71,374)	(6,762)
Redemption of Federal Home Loan Bank stock	—	—	21,310
Investment in unconsolidated subsidiaries	—	1,238	—
Proceeds from the disposition of repossessed assets	129,826	89,571	52,812
Acquisitions of premises and equipment, net of proceeds	(29,327)	(38,734)	(45,493)
Proceeds from the sale of mortgage servicing rights	45,722	33,632	388,784

Net cash provided by investing activities	4,439,110	831,141	362,058

Financing Activities
Net (decrease) increase in deposit accounts	(395,739)	613,256	(898,268)
Net decrease in security repurchase agreements	—	(882,806)	(69,291)
Issuance of junior subordinated debt	—	40,000	—
Net (decrease) increase in Federal Home Loan Bank advances	(1,101,000)	894,000	1,182,000
Payment on other long term debt	(25)	(25)	(25)
Net receipt (disbursement) of payments of loans serviced for others	77,046	35,020	(34,487)
Net disbursement of escrow payments	(2,731)	(600)	(1,203)
Proceeds from the exercise of stock options	77	70	2,205
Net tax effect (benefit for) stock grants issued	(205)	(25)	1,000
Dividends paid to stockholders	—	(21,375)	(38,122)
Purchase of treasury stock	—	(41,705)	—
Issuance of preferred stock	45,797	—	—
Issuance of common stock	8,566	—	—
Issuance of treasury stock	41,092	26	—

Net cash (used in) provided by financing activities	(1,327,122)	635,836	143,809

Net increase in cash and cash equivalents	166,736	62,933	76,073
Beginning cash and cash equivalents	340,169	277,236	201,163

Ending cash and cash equivalents	$506,905	$340,169	$277,236

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$214,637	$144,824	$102,446

Total interest payments made on deposits and other borrowings	$566,480	$694,863	$580,905

Federal income taxes paid	$5,808	$—	$86,953

Recharacterization of mortgage loans held for investment to mortgage-backed securities held to maturity	$—	$345,659	$558,732

Recharacterization of mortgage loans available for sale to mortgage-backed securities available for sale	$—	$848,780	$—

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale for sale	$280,635	$694,924	$1,329,032

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$1,599,309	$1,394,227	$354,662

Mortgage servicing rights resulting from sale or securitization of loans	$358,227	$346,348	$223,934

Retention of residual interests in securitization transactions	$—	$20,487	$22,466

Reclassification of mortgage-backed securities held to maturity to securities available for sale	$1,163,681	$—	$—

Conversion of mandatory convertible non-cumulative perpetual preferred stock	$45,797	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements

Note 1 —	Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.2 billion in assets at December 31, 2008, Flagstar is the largest savings institution and banking institution headquartered in Michigan.

The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. Its primary lending activity is the acquisition or origination of single-family mortgage loans. The Company may also originate consumer loans, commercial real estate loans, and non-real estate commercial loans and services a significant volume of residential mortgage loans for others.

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

Note 2 —	Recent Developments

Capital Investment

On December 17, 2008, the Company entered into an investment agreement with MP Thrift Investments L.P. (“MatlinPatterson”), an entity formed by MP Thrift Global Partners III LLC, an affiliate of MatlinPatterson Global Advisors LLC, for the purchase by MatlinPatterson of 250,000 shares of a newly authorized series of our convertible participating voting preferred stock for $250 million. Such preferred shares will automatically convert, at $0.80 per share, into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. On January 30, 2009, MatlinPatterson consummated the purchase. Upon consummation, we became a “controlled company,” as defined in the rules of the New York Stock Exchange (the “NYSE”), based on MatlinPatterson’s beneficial ownership of a majority of our voting stock. As a “controlled company,” the Company is exempt from certain of the NYSE’s corporate governance requirements, including the requirement to maintain a majority of independent directors and requirements related to the compensation committee and the nomination/corporate governance committee. The terms of the preferred stock allow MatlinPatterson to vote such shares on an as-converted basis and, as a result, MatlinPatterson controlled approximately 77.6% of the voting power of Flagstar as of January 30, 2009.

As a condition under the investment agreement, on January 30, 2009, certain of the Company’s officers and directors acquired in the aggregate, 6.65 million shares of common stock at a purchase price of $0.80 per share for a total of $5.32 million. The preferred stock and the common stock were each offered and sold to individual accredited investors in an offering exempt from the Securities Act registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

On January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which it agreed to sell to MatlinPatterson (i) an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”) and (ii) $50 million of trust preferred securities with a 10% coupon (the “Trust Preferred Securities”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25 thousand shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25 thousand shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of shareholder approval, the 50 thousand shares of Additional Preferred Stock will automatically convert into 62.5 million shares of our common stock The $50 million sale of the Trust Preferred Securities is expected to be consummated by March 31, 2009 and will consist of 50,000 shares that will be convertible into common stock at the option of MatlinPatterson on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the Trust Preferred Securities are not converted, they will remain outstanding perpetually unless redeemed by the Company at any time after January 30, 2011.

Troubled Asset Relief Program (TARP)

On January 30, 2009, the Company entered into a Letter Agreement and a Securities Purchase Agreement with the United States Department of Treasury (the “Treasury”), pursuant to which the Company sold to the Treasury, 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the preferred stock and warrant are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act. The preferred stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant is exercisable upon receipt of shareholder approval and has a 10 year term.

Issuance of Warrants to Certain Stockholders

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to them on January 30, 2009 for the purchase of 14,259,794 shares of the Company’s common stock at $0.62 per share. The holders of such warrants will be entitled to acquire the Company’s common shares for a period of ten years. Had the Company not issued such warrants in satisfaction of the applicable anti-dilution provisions, the Company would have been required to pay the May Investors approximately $25 million.

Pro forma Capital Ratios

At December 31, 2008, the Bank had regulatory capital ratios of 4.95% for Tier 1 capital and 9.10% for total risk-based capital. Upon the Company’s receipt of the investments from Matlin Patterson, management and the Treasury for a total of $523 million, $475 million was immediately invested into the Bank to improve its capital level and to fund lending activity. Had the Bank received the $475 million at December 31, 2008, the Bank’s regulatory capital ratios would have been 7.74% for Tier 1 capital and 14.67% for total risk-based capital. As a result of the additional capital received on January 30, 2009, the OTS provided the Bank with written notification that the Bank’s capital category remained “well-capitalized.”

Note 3 —	Summary of Significant Accounting Policies

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIE”) and FIN 46R — Implicit Variable Interests under FIN 46, Consolidation of Variable Interest Entities, provide guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company has no consolidated VIEs.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Trading securities represent certain agency mortgage-backed securities, U.S. treasury bonds and non-investment grade residual interests from private label securitizations. These securities are recorded at fair value with any unrealized gains or losses reported in the consolidated statement of operations. The agency mortgage-backed securities and U.S. treasury bonds are traded in active, open markets with readily observable prices while the non-investment grade residual assets do not trade in an active, open market with readily observable prices.

Securities available for sale are carried at fair value with unrealized gains and losses deemed to be temporary being reported in other comprehensive income (loss), net of tax. Any gains or losses realized upon the sale of a security or unrealized losses that are deemed to be other-than-temporary are reported in the consolidated statement of operations. The securities available for sale represent certain U.S. government sponsored agency securities and non-agency securities.

Other investments, which include certain investments in mutual funds that by their nature cannot be held to maturity, are carried at fair value. Increases or decreases in fair value are recorded in the statement of consolidated operations.

Investment transactions are recorded on trade date. Interest on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges on securities are determined using the specific-identification method. Valuation of securities is discussed in detail in Note 4.

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

As of January 1, 2009 the Company elected to carry the majority of its residential mortgage loans that are originated for sale at fair value as permitted by SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Because these loans will be recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans will no longer be permitted.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Delinquent Loans

Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

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

In addition to the cash we receive from the sale or securitization of loans, we retain certain interests in the securitized assets. The retained interests include mortgage servicing rights (“MSR’s”) and a residual interest. The residuals are included in trading securities on the consolidated statement of financial condition.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The Company performs a detailed credit quality review at least annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be substandard and certain delinquent residential mortgage loans that exceed $1.0 million are treated as impaired and given an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan. This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we typically utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

A portion of the allowance is allocated to the remaining classified commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited greater loss exposure (such as sub-prime and high loan to value loans and also by state). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Repurchased Assets

The Company sells a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When the Company sells or securitizes mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that the Company has sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of the Company’s representations and warranties. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within the Company’s loans held for investment portfolio. Repurchased assets are loans that the Company has reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent the Company later forecloses on the loan, the underlying property is transferred to repossessed assets for disposal. Upon obtaining title to such repurchased assets, the asset is transferred to repossessed assets for disposal. The estimated fair value of the repurchased assets is included within other assets in the consolidated statements of financial condition.

Federal Home Loan Bank Stock

The Bank owns stock in the Federal Home Loan Bank of Indianapolis (“FHLBI”). No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to obtain membership in and to borrow from the FHLBI.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

Repairs and maintenance costs are expensed in the period they are incurred, unless they are covered by a maintenance contract, which is expensed equally over the stated term of the contract. Repairs and maintenance costs are included as part of occupancy and equipment expenses.

Mortgage Servicing Rights

In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140. SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities for subsequent valuations. The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis. Effective January 1, 2006, the Company adopted SFAS 156, as permitted. Adoption of this pronouncement allowed the Company to elect to capitalize its MSRs at fair value. The Company elected to adopt the fair value method for its residential class of MSRs and retain the amortization method for its consumer class of MSRs for subsequent valuations effective on January 1, 2008.

For the MSRs accounted for under the amortization method, the capitalized cost of MSRs is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. MSRs are periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term (15 year, 20 year, 30 year or balloon) and interest rate. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.

For the MSRs accounted for under the fair value method, fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved. Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors, which are subject to change over time. Changes in these underlying assumptions could cause the fair value of MSRs to change significantly in the future.

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

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective (as defined in SFAS 133) are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedged item in proportion to the change in the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

hedged forecasted transaction. Derivatives that are non-designated hedges, as defined in SFAS 133 are adjusted to fair value through operations. The Company is not a party to any foreign currency hedge relationships. During 2007 and 2006, the Company had no fair value hedges in place. During 2008, the Company had designated certain fair value hedges related to its MSR asset. On January 1, 2008, the Company derecognized all cash flow hedges.

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

Trust Preferred Securities

As of December 31, 2008, the Company sponsored nine trusts, of which 100% of the common equity is owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in these consolidated financial statements. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

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

The trusts are VIEs under U.S. GAAP (i.e., FIN 46R) and are not consolidated. The Company’s investment in the common stock of these trusts is included in the other assets category in the Company’s consolidated statement of financial condition. The capital raised through the sale of the junior subordinated notes as part of the trust preferred transaction, when subsequently invested into the Bank, held by the trusts qualify as Tier 1 capital under current banking regulations.

Income Taxes

The Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, computed using enacted tax rates. Net deferred tax assets are included in other assets on the Consolidated Statement of Financial Condition. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the federal deferred tax assets will be realized. Current taxes are measured by applying the provisions of enacted tax laws to taxable income to determine the amount of taxes receivable or payable. The Company files a consolidated federal income tax return on a calendar year basis.

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007, which is described more fully in Note 17.

Secondary Market Reserve

The Company sells or securitizes most of the residential mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a secondary market reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the secondary market reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease in other fees and charges.

Reinsurance Reserves

The Company, through its wholly-owned subsidiary Flagstar Reinsurance, provides credit enhancement with respect to certain pools of mortgage loans unwritten and originated by the Company. At December 31, 2008, the Company maintained reserves amounting to $14.8 million that represent incurred and unreported losses, and an expected premium deficiency. At December 31, 2007, no reserves were required.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $12.3 million, $10.3 million, and $9.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company utilizes SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”), to account for its stock-based compensation. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. SFAS 123R applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date. Existing options that vested after the adoption date resulted in additional compensation expense of approximately $0.1 million in 2008 and in 2007.

At December 31, 2008, the Company has a stock-based employee compensation plan, which is described more fully in Note 30.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Guarantees

The Company makes guarantees in the normal course of business in connection with certain issuance of standby letters of credit among other transactions. The Company accounts for these guarantees in accordance with either Statement No. 5 or, when appropriate, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 generally requires the use of fair value for the initial measurement of guarantees, but does not prescribe a subsequent measurement method. At each reporting date the Company evaluates the recognition of a loss contingency under Statement No. 5. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the value of the remaining guarantee.

Recently Issued Accounting Standards

In November 2007, the FASB issued SFAS 160 Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 is effective for the Company on January 1, 2009. Management does not expect that the adoption of this statement will have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

In February 2008, the FASB issued FASB Staff Position (FSP) 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under SFAS 140, unless certain criteria are met, then the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under SFAS 140. FSP 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management does not expect the adoption of FSP 140-3 will have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management does not expect the adoption of SFAS 161 will have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). The adoption of SFAS 162 was effective in September, 2008 following SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. The statement also clarifies how SFAS 60 applies to financial guarantee insurance contracts by insurance enterprises. The statement also requires expanded disclosures about financial guarantee insurance contracts. The adoption of SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods of those years, except for some disclosures about the risk-management activities. Management does not expect that this statement will have an impact on the Company’s consolidated financial condition, results of operation or liquidity.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 in an inactive market and provides key considerations in determining the fair value of an asset where the market is not active. FSP 157-3 was effective immediately upon issuance. Management does not expect the adoption of FSP 157-3 will have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. FSP 140-4 and FIN 46(R)-8 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. FSP 140-4 and FIN 46(R)-8 are effective for interim and annual reporting periods ending after December 15, 2008. Management is currently evaluating whether the adoption of FSP 140-4 and FIN 46(R)-8 will have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.

Note 4.	Fair Value Accounting

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurement and SFAS 159. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to establish a uniform definition of fair value. The definition of fair value under SFAS 157 is market-based as opposed to company-specific and includes the following:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case, through an orderly transaction between market participants at a measurement date and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies the guidance in EITF 02-3, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments that are measured at fair value.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of SFAS 159, the Company, as of January 1, 2008, elected the fair value option for certain non-investment grade residual securities from private-label securitizations. The Company elected fair value on these residual securities and reclassified these investments as securities — trading to provide consistency in the accounting for the Company’s residual interests. The Company had recognized a permanent impairment on these residual securities as of December 31, 2007, thereby reducing the carrying value to fair value at that time. Thus, the fair value election had no impact on

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

opening retained earnings. The decrease in fair value for the year ended December 31, 2008 was $22.2 million, before taxes, which is included within the total loss on trading securities reported in the Company’s consolidated statement of operations.

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

Assets

Securities classified as trading. These securities are comprised of agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Accordingly, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 8, Private Label Securitization Activity for the key assumptions used in the residual interest valuation process.

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

Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.

Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a nonrecurring Level 2 valuation.

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

Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option- adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 12, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Assets measured at fair value on a recurring basis

The following table presents the financial instruments carried at fair value as of December 31, 2008, by caption on the Consolidated Statement of Financial Condition and by SFAS 157 valuation hierarchy (as described above) (dollars in thousands):

				Total Carrying
				Value in the
				Consolidated
				Statement of
	Level 1	Level 2	Level 3	Financial Condition

Securities classified as trading:
Residual interests	$—	$—	$24,808	$24,808
Mortgage-backed securities	517,731	—	—	517,731
Securities classified as available for sale	—	555,370	563,083	1,118,453
Residential mortgage servicing rights	—	—	511,294	511,294
Other investments	34,532	—	—	34,532
Derivative financial instruments
Rate lock commitments	—	—	78,613	78,613
Forward agency and loan sales	—	(61,256)	—	(61,256)
Treasury and agency futures	60,813	—	—	60,813
Treasury options	17,219	—	—	17,219
Interest rate swaps	(1,280)	—	—	(1,280)

Total assets at fair value	$629,015	$494,114	$1,177,798	$2,300,927

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Fair value measurements using significant unobservable inputs

The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the year ended December 31, 2008 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						Unrealized Gains
						and (Losses)
						Related to
						Financial
Year Ended	Fair Value,	Total Realized/	Purchases,			Instruments Held at
December 31,	January 1,	Unrealized	Issuances and	Transfers in and/or	Fair Value,	December 31,
2008	2008	Gains/(losses)	Settlements, Net	Out of Level 3	December 31, 2008	2008(c)

Securities classified as trading:

Residual interests(a)	$13,703	$(20,981)	$—	$32,086	$24,808	$—

Securities classified as available for sale(b)(c)(e)	33,333	(188,128)	(70,034)	787,912	563,083	(125,757)

Residential mortgage servicing rights(d)	445,962	(292,767)	358,099	—	511,294	—

Derivative financial instruments:

Rate lock commitments	26,129	—	52,484	—	78,613	—

Totals	$519,127	$(501,876)	$340,549	$819,998	$1,177,798	$(125,757)

(a)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(b)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

(c)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(d)	Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 (See Note 12 — “Mortgage Servicing Rights”).

(e)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

The Company also has assets that under certain conditions are subject to measurement at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	December 31,
	2008	Level 1	Level 2	Level 3

Loans held for investment	$328,235	$—	$328,235	$—
Repossessed assets	109,297	—	109,297	—
Consumer servicing assets	9,469	—	—	9,469

Totals	$447,001	$—	$437,532	$9,469

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 5.	Investment Securities

As of December 31, 2008 and 2007, investment securities were comprised of the following (dollars in thousands):

	December 31,
	2008	2007

Securities — trading
U.S. government sponsored agencies	$517,731	$—
Non-investment grade residual	24,808	13,703

Total securities — trading	$542,539	$13,703

Securities — available-for-sale
Non-agencies	$563,083	$821,245
U.S. government sponsored agencies	555,370	454,030
Non-investment grade residual	—	33,333

Total mortgage-backed securities — available-for-sale	$1,118,453	$1,308,608

Mortgage-backed securities — held to maturity
AAA-rated U.S. government sponsored agencies	$—	$1,255,431

Total mortgage-backed securities — held to maturity	$—	$1,255,431

Other investments
Mutual funds	$34,532	$26,107
U.S. Treasury bonds	—	706

Total other investments	$34,532	$26,813

Trading

Securities classified as trading are comprised of AAA-rated agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from four private-label securitizations. At December 31, 2008 there were $517.7 million in agency mortgage-backed securities in trading, all of which were pledged as collateral. Agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in SFAS 133.

The non-investment grade residual interests resulting from our private label securitizations were $24.8 million at December 31, 2008 versus $13.7 million at December 31, 2007. Non-investment grade residual securities classified as trading increased as a result of the Company’s election of the fair value option under SFAS 159.

During the year ended December 31, 2008, the Company recorded $24.8 million in losses on non-investment grade residual securities classified as trading from private-label securitizations. The $24.8 million in losses on the valuation of residual securities classified as trading resulted from unfavorable trends in the mortgage industry, benchmarking procedures applied against available industry data, and the Company’s own experience that resulted in adjusting the critical assumptions utilized in valuing such securities relating to prepayment speeds, expected credit losses and the discount rate. During 2008, the Company increased its credit loss estimates from 2.9% on its HELOC residual assets to 4.6% for the 2005 securitization and from 5.0% for the 2006 securitization to 14.6%. The Company increased the credit loss estimates for its 2006 second mortgage securitization from 2.9% to 4.3%. The Company increased its credit loss estimated for the 2007 second mortgage securitization from 3.3% in 2007 to 7.3% in 2008.

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

Available-for-Sale

As of January 1, 2008, non-investment grade residuals amounting to $33.3 million that were classified as available-for-sale securities were reclassified to trading securities in accordance with SFAS 159. No gain or loss was recorded upon reclassification. See Note 4, ‘” Fair Value Accounting” for further information.

At December 31, 2008, the Company had $1.1 billion in securities classified as available-for-sale which were comprised of U.S. government sponsored agency securities and non-agency securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (“OTTI”), then they are reported as an expense for that period.

At December 31, 2008 and December 31, 2007, $683.0 million and $570.0 million of the securities classified as available-for-sale, respectively, were pledged as collateral for security repurchase agreements or FHLB borrowings. Contractual maturities of the securities generally range from 2020 to 2038.

In 2008, the Company sold $908.8 million of available-for-sale U.S. government sponsored agency and non-agency mortgage-backed securities resulting in a gain of $5.0 million versus a $0.7 million gain on $142.7 million of available-for-sale securities sold during 2007.

The following table summarizes the amortized cost and estimated fair value of agency and non-agency mortgage-backed securities classified as available-for-sale (dollars in thousands):

	December 31,
	2008	2007

Amortized cost	$1,244,145	$1,326,656
Gross unrealized holding gains	10,522	4,647
Gross unrealized holding losses	(136,214)	(22,695)

Estimated fair value	$1,118,453	$1,308,608

The following table summarizes unrealized loss positions on securities classified as available-for-sale categorized by the duration of the unrealized loss position (dollars in thousands):

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months

			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss

Agency Securities	$—	—	$—	$88,548	46	$(1,110)
Collateralized Mortgage Obligations	434,252	4	(67,065)	209,252	5	(68,038)

Totals	$434,252	4	$(67,065)	$297,800	51	$(69,148)

The fair value of all other non-agency and agency mortgage-backed securities is estimated based on market information.

The unrealized losses on securities-available-for-sale amounted to $136.2 million on $731.4 million of agency and non-agency collateralized mortgage obligations (“CMOs”) at December 31, 2008. These CMOs

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

consist of interests in investment vehicles backed by mortgage loans. Based upon our analysis as required by SFAS 115, the Company determined that three CMOs would probably experience credit losses and therefore recognized the full difference between amortized cost and fair market value as an other-than-temporary impairment of $62.4 million. Consequently, the $62.4 million was charged to operations rather than as previously recorded in other comprehensive loss.

In 2007, the Company determined that $2.8 million of the unrealized loss on one of its CMOs was other-than-temporary in nature and as a result recognized a loss on such security. The $2.8 million represented a premium on the security. As such, the premium was charged to operations in 2007.

As of December 31, 2008, the aggregate amount of available-for-sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value

	(Dollars in thousands)

Countrywide Alternative Loan Trust	$56,174	$56,174
Countrywide Home Loans	248,293	178,556
Flagstar Home Equity Loan Trust 2006-1	230,005	215,027
Goldman Sachs Mortgage Company	84,555	58,898
JP Morgan Mortgage Trust	79,160	54,427

	$698,187	$563,082

Mortgage-backed Securities Held-to-Maturity

The following table summarizes the amortized cost and estimated fair value of mortgage-backed securities classified as held to maturity (dollars in thousands):

December 31,
2007

Amortized cost	$1,255,431
Gross unrealized holding gains	33,956
Gross unrealized holding losses	(304)

Estimated fair value	$1,289,083

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

Other Investments

The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. U.S. Treasury bonds in the amount of $505,000 were pledged as collateral in association with the issuance of certain trust preferred securities at December 31, 2007. These securities had a fair value that approximates their recorded amount for each year presented. The Company held no U.S. Treasury bonds at December 31, 2008.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 6 —	Loans Available for Sale

The following table summarizes loans available for sale (dollars in thousands):

	December 31,
	2008	2007

Mortgage loans	$1,484,649	$3,083,779
Consumer loans	—	170,891
Second mortgage loans	31	256,640

Total	$1,484,680	$3,511,310

During the year ended December 31, 2008, management reclassified approximately $1.6 billion of mortgage loans, consumer loans and second mortgage loans from loans available for sale to loans held for investment. Such loans were reclassified at fair value and resulted in losses on loan sales of $34.2 million. The loans were reclassified because management no longer had the intent to sell such loans. The change in management’s intent was caused by the continued disruption of the secondary market.

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

Note 7 —	Loans Held for Investment

Loans held for investment are summarized as follows (dollars in thousands):

	December 31,
	2008	2007

Mortgage loans	$5,958,748	$5,823,952
Second mortgage loans	287,350	56,516
Commercial real estate loans	1,779,363	1,542,104
Construction loans	54,749	90,401
Warehouse lending	434,140	316,719
Consumer loans	543,102	281,746
Commercial loans	24,669	22,959

Total	9,082,121	8,134,397
Less allowance for loan losses	(376,000)	(104,000)

Total	$8,706,121	$8,030,397

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Activity in the allowance for loan losses is summarized as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Balance, beginning of period	$104,000	$45,779	$39,140
Provision charged to operations	343,963	88,297	25,450
Charge-offs	(73,971)	(33,659)	(21,613)
Recoveries	2,008	3,583	2,802

Balance, end of period	$376,000	$104,000	$45,779

Loans on which interest accruals have been discontinued totaled approximately $720.8 million at December 31, 2008 and $197.1 million at December 31, 2007. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $18.2 million, $6.8 million, and $3.8 million during 2008, 2007, and 2006, respectively. There were no loans greater than 90 days past due still accruing interest at December 31, 2008 and 2007.

A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.

Impaired loans are as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Impaired loans with no allowance for loan losses allocated	$77,332	$22,307	$15,228
Impaired loans with allowance for loan losses allocated	373,424	112,044	10,934

Total impaired loans	$450,756	$134,351	$26,162

Amount of the allowance allocated to impaired loans	$121,321	$34,937	$1,119
Average investment in impaired loans	$265,448	$70,582	$28,469
Cash-basis interest income recognized during impairment	$10,601	$2,324	$1,792

Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2008, approximately 89.9% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 8 —	Private-label Securitization Activity

The Company securitizes fixed and adjustable rate second mortgage loans and home equity line of credit loans. The Company acts as the principal underwriter of the beneficial interests that are sold to investors. The financial assets are derecognized when they are transferred to the securitization trust, which then issues and sells mortgage-backed securities to third party investors. The Company relinquishes control over the loans at the time the financial assets are transferred to the securitization trust. The Company typically recognizes a gain on the sale on the transferred assets.

The Company retains interests in the securitized mortgage loans and trusts, primarily in the form of residual interests. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included in the Company’s “Securities Classified as Trading” in the Consolidated Statement of Financial Condition.

During 2008, the Company did not engage in any private-label securitization activity.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302 million in home equity line of credit loans (the “2006 HELOC Securitization”). In addition, through November 2007, draws on the home equity lines of credit in the trust established in the 2006 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. The residual interests are categorized as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations. The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “2005 HELOC Securitization”). In addition, each month draws on the home equity lines of credit in the trust established in the 2005 HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.

In accordance with the terms of the securitizations, credit losses in the 2006 and 2005 HELOC Securitization exceeded losses as originally modeled. As such, the monoline insurer that protects the bondholders determined that the status of the securitization should be changed to “rapid amortization.” During the rapid amortization period, the Company will no longer be reimbursed by the trusts for draws on the home equity lines of credit until after the bondholders are paid off. Therefore, this status has the effect of extending the time period for which the Company’s advances are outstanding and may result in the Company not receiving reimbursement for all of the funds advanced. As of December 31, 2008, the Company advanced $57.1 million of funds under these arrangements and does not believe that a liability has been incurred under these arrangements.

At December 31 2008, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

	Fair Value			Annual	Weighted-
	at	Prepayment	Projected	Discount	Average Life
	December 31, 2008	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	$23,102	9.0%	4.56%	20.0%	5.3
2006 HELOC Securitization	—	9.0%	14.57%	20.0%	5.9
2006 Second Mortgage Securitization	1,706	11.0%	4.26%	20.0%	5.5
2007 Second Mortgage Securitization	—	9.0%	7.30%	20.0%	7.2

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Certain cash flows received from the securitization trusts were as follows (dollars in thousands):

	December 31,
	2008	2007	2006

Proceeds from new securitizations	$—	$664,927	$302,182
Proceeds from collections reinvested in securitizations	6,960	166,361	73,122
Servicing fees received	6,585	6,884	2,259
Loan repurchases for representations and warranties	1,501	642	752

As of December 31, 2008 and 2007, the Company held $24.8 million and $47.0 million, respectively, of retained interests as a result of its private-label securitizations.

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

			Projected
	Fair	Prepayment	Credit	Discount
	Value	Speed	Losses	Rate

	(Dollars in thousands)

HELOC Securitizations
Residual securities as of December 31, 2008	$23,102	9.0%	4.56%	20.0%
Impact on fair value of 10% adverse change in assumption		$22,469	$21,524	$21,883
Impact on fair value of 20% adverse change in assumption		$21,796	$19,980	$20,763
Servicing asset as of December 31, 2008	$4,529
Impact on fair value of 10% adverse change of assumptions		$4,426	$4,315	$4,433
Impact on fair value of 20% adverse change of assumptions		$4,326	$4,108	$4,342
Second Mortgage Securitizations
Residual securities as of December 31, 2008	$1,706	11.0%	4.26%	20.0%
Impact on fair value of 10% adverse change in assumption		$1,685	$1,282	$1,417
Impact on fair value of 20% adverse change in assumption		$1,661	$895	$1,182
Servicing asset as of December 31, 2008	$7,755
Impact on fair value of 10% adverse change of assumptions		$7,505	$7,458	$7,544
Impact on fair value of 20% adverse change of assumptions		$7,270	$7,175	$7,347

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at December 31, 2008 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure

Private-label securitizations	$1,202,643	$75,451
Government sponsored agencies	54,667,019	—
Other investors	545	—

Total	$55,870,207	$75,451

Mortgage loans that have been securitized in private-label securitizations at December 31, 2008 and 2007 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (dollars in thousands):

			Principal Amount
	Total Principal		of Loans		Credit Losses
	Amount of Loans		60 Days or More Past		(Net of Recoveries)
	Outstanding		Due		For the Years Ended
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007

Securitized mortgage loans	$1,202,643	$1,405,010	$60,299	$19,783	$61,916	$29,303

Note 9 —	FHLB Stock

The Company’s investment in FHLBI stock totaled $373.4 million and $348.9 million at December 31, 2008 and 2007, respectively. As a member of the FHLBI, the Company is required to hold shares of FHLBI stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 1/20th of its FHLBI advances, whichever is greater. Dividends received on the stock equaled $18.0 million, $14.4 million, and $13.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. These dividends were recorded in the consolidated statement of operations as other fees and charges.

Note 10 —	Repossessed Assets

Repossessed assets include the following (dollars in thousands):

	December 31,
	2008	2007

One-to-four family properties	$88,853	$87,736
Commercial properties	20,444	7,338

Repossessed assets	$109,297	$95,074

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 11 —	Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows (dollars in thousands):

	Estimated	December 31,
	Useful Lives	2008	2007

Land	—	$88,599	$82,413
Office buildings	31.5 years	153,366	143,370
Computer hardware and software	3 — 5 years	102,778	93,551
Furniture, fixtures and equipment	5 — 7 years	83,815	82,157
Automobiles	3 years	319	283

Total		428,877	401,774
Less accumulated depreciation		(182,648)	(164,122)

		$246,229	$237,652

Depreciation expense amounted to approximately $20.7 million, $20.5 million, and $26.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $11.8 million, $9.4 million, and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following outlines the Company’s minimum contractual lease obligations as of December 31, 2008 (dollars in thousands):

2009	$7,333
2010	5,889
2011	3,430
2012	2,412
2013	1,725
Thereafter	2,656

Total	$23,445

Note 12 —	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.

Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. In the quarter ended March 31, 2008, the Company began to specifically hedge the risk by hedging the fair value of MSRs with derivative instruments that are intended to change in value inversely to part or all of the changes in the value of MSRs.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Changes in the carrying value of residential MSRs, accounted for at fair value, were as follows:

For the Year
Ended
December 31, 2008
(In thousands)

Balance at beginning of period	$402,243
Cumulative effect of change in accounting	43,719
Additions from loans sold with servicing retained	358,111
Changes in fair value due to:
Payoffs(a)	(56,614)
All other changes in valuation inputs or assumptions(b)	(236,165)

Fair value of MSRs at end of period	$511,294

Unpaid principal balance of residential mortgage loans serviced for others	$54,666,862

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. Residential MSRs were periodically evaluated for impairment and a valuation allowance established through a charge to operations when the carrying value exceeded the fair value. Changes in the carrying value of the residential MSRs, accounted for using the amortization method, and the associated valuation allowance follow:

	For the Year Ended December 31,
	2007	2006

	(In thousands)

Balance at beginning of period	$167,154	$312,923
Additions from loans sold with servicing retained	338,000	217,621
Amortization	(75,178)	(67,227)
Sales	(27,733)	(296,163)

Carrying value before valuation allowance at end of period	402,243	167,154

Valuation allowance
Balance at beginning of period	(449)	—
Impairment recoveries (provisions)	422	(449)

Balance at end of period	(27)	(449)

Net carrying value of MSRs at end of period	$402,216	$166,705

Unpaid principal balance of residential mortgage loans serviced for others	$31,082,326	$14,064,080

Fair value of residential MSRs:
Beginning of period	$190,875	$421,086

End of period	$446,064	$190,875

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The key economic assumptions used in determining the fair value of MSRs capitalized during the year ended December 31, 2008, 2007 and 2006 periods were as follows:

	2008	2007	2006

Weighted-average life (in years)	6.5	6.1	5.8
Weighted-average constant prepayment rate (CPR)	13.2%	17.1%	27.8%
Weighted-average discount rate	9.4%	9.6%	9.9%

The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	December 31,
	2008	2007	2006

Weighted-average life (in years)	5.1	5.4	4.9
Weighted-average CPR	24.0%	16.3%	28.0%
Weighted-average discount rate	8.7%	9.2%	10.0%

Consumer Servicing Assets. Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value, a valuation allowance is established by a charge to loan administration income in the consolidated statement of operations.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Years Ended December 31,
	2008	2007	2006

	(In thousands)

Consumer servicing assets
Balance at beginning of period	$11,914	$6,846	$2,755
Addition from loans securitized with servicing retained	116	8,234	6,313
Amortization	(2,561)	(3,166)	(2,222)

Carrying value before valuation allowance at end of period	9,469	11,914	6,846

Valuation allowance
Balance at beginning of period	(144)	(150)	—
Impairment recoveries (charges)	144	6	(150)

Balance at end of period	—	(144)	(150)

Net carrying value of servicing assets at end of period	$9,469	$11,770	$6,696

Unpaid principal balance of consumer loans serviced for others	$1,203,345	$1,405,011	$968,424

Fair value of servicing assets:
Beginning of period	$11,861	$6,757	$2,755

End of period	$12,284	$11,861	$6,757

The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	December 31,
	2008	2007	2006

Weighted-average life (in years)	4.8	2.7	2.3
Weighted-average discount rate	11.9%	11.9%	13.6%

Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations (in thousands).

	For the Year
	Ended December 31,
	2008	2007	2006

Residential real estate	$141,975	$79,955	$64,385
Consumer	6,497	7,063	4,683

Total	$148,472	$87,018	$69,068

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 13 —	Deposit Accounts

The deposit accounts are as follows (dollars in thousands):

	December 31,
	2008	2007

Demand accounts	$416,920	$436,239
Savings accounts	407,501	237,762
Money market demand accounts	561,909	531,587
Certificates of deposit	3,967,985	3,881,756

Total retail deposits	5,354,315	5,087,344
Municipal deposits	597,638	1,534,467
National accounts	1,353,558	1,141,549
Company controlled deposits	535,494	473,384

Total deposits	$7,841,005	$8,236,744

At December 31, 2008, municipal deposits included $0.5 billion of certificates of deposit with maturities typically less than one year and $88.0 million in checking and savings accounts. At December 31, 2007, municipal deposits included $1.5 billion of certificates of deposit and $72.0 million in checking and savings accounts.

Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2008 and 2007, were approximately $0.7 billion and $0.6 billion, respectively.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000 (dollars in thousands):

	December 31,
	2008	2007

Three months or less	$446,885	$1,250,017
Over three months to six months	300,594	820,475
Over six months to twelve months	560,648	539,156
One to two years	297,490	111,190
Thereafter	135,722	79,084

Total	$1,741,339	$2,799,922

The following table indicates the scheduled maturities of the Company’s certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2008 (dollars in thousands):

	Consumer
	Direct	Municipal	Total

Twelve months or less	$854,198	$453,930	$1,308,128
One to two years	296,435	1,055	297,490
Two to three years	44,321	104	44,425
Three to four years	76,155	102	76,257
Four to five years	11,254	—	11,254
Thereafter	3,785	—	3,785

Total	$1,286,148	$455,191	$1,741,339

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 14 —	FHLBI Advances

The portfolio of FHLBI advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Fixed rate putable advances	$2,150,000	4.02%	$1,900,000	4.13%
Short-term fixed rate term advances	650,000	4.79%	1,851,000	4.07%
Long-term fixed rate term advances	2,400,000	4.55%	2,550,000	4.69%

Total	$5,200,000	4.36%	$6,301,000	4.62%

The portfolio of putable FHLBI advances held by the Company matures in 2012 and 2013 and may be called by the FHLBI based on FHLBI volatility models. During 2009 and thereafter, the FHLBI may call the putable advances.

The following indicates certain information related to the FHLBI advances (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Maximum outstanding at any month end	$6,207,000	$6,392,000	$5,407,000
Average balance	5,660,083	5,847,888	4,270,660
Average interest rate	4.27%	4.64%	4.40%

The following outlines the Company’s FHLBI advance final maturity dates as of December 31, 2008 (dollars in millions):

2009	$650
2010	650
2011	500
2012	2,150
2013	750
Thereafter	500

Total	$5,200

The Company has the authority and approval from the FHLBI to utilize a total of $7.0 billion in collateralized borrowings. Pursuant to collateral agreements with the FHLBI, advances are collateralized by non-delinquent single-family residential mortgage loans.

Note 15 —	Security Repurchase Agreements

The following table presents security repurchase agreements outstanding (dollars in thousands):

	December 31,
	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Security repurchase agreements	$108,000	4.27%	$108,000	4.27%

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

These repurchase agreements mature in September 2010. At December 31, 2008 and 2007, security repurchase agreements were collateralized by $117.9 million of securities classified as available for sale and $107.3 million of securities classified as held to maturity, respectively.

The following table indicates certain information related to the security repurchase agreements (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Maximum outstanding at any month end	$108,000	$1,793,026	$1,259,812
Average balance	108,000	954,772	1,028,916
Average interest rate	4.27%	5.39%	5.09%

Note 16 —	Long Term Debt

The following table presents long-term debt (dollars in thousands):

	December 31,
	2008	2007

Junior subordinated notes related to trust preferred securities
Floating 3 month LIBOR plus 3.25%(1) (4.72% and 8.11% at December 31, 2008 and 2007, respectively), matures 2032	$25,774	$25,774
Floating 3 month LIBOR plus 3.25%(2) (8.07% and 6.55% at December 31, 2008 and 2007, respectively), matures 2033	25,774	25,774
Floating 3 month LIBOR plus 3.25%(2) (4.72% and 6.75% at December 31, 2008 and 2007, respectively), matures 2033	25,780	25,780
Floating 3 month LIBOR plus 2.00% (6.82% and 7.24% at December 31, 2008 and 2007, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 2.00% (6.82% and 7.24% at December 31, 2008 and 2007, respectively), matures 2035	25,774	25,774
Fixed 6.47%(3), matures 2035	51,547	51,547
Floating 3 month LIBOR plus 1.50%(4) (6.32% and 6.74% at December 31, 2008 and 2007, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 1.45% (3.45% and 6.44% at December 31, 2008 and 2007, respectively), matures 2037	25,774	25,774
Floating 3 month LIBOR plus 2.50% (4.50% and 7.49% at December 31, 2008 and 2007, respectively), matures 2037	15,464	15,464

Subtotal	247,435	247,435
Other Debt
Fixed 7.00% due 2013	1,225	1,250

Total long-term debt	$248,660	$248,685

(1)	The securities are callable by the Company after December 26, 2007.

(2)	In 2008, the callable date, the rate converted to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable by the Company after February 26, 2008 and March 26, 2008.

(3)	In 2010, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable by the Company after March 31, 2010.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

(4)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 4.33% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR. The swap matures on October 7, 2010. The securities are callable by the Company after October 7, 2010.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates) as of December 31, 2008 (dollars in thousands):

2009	$25
2010	25
2011	25
2012	25
2013	1,125
Thereafter	247,435

Total	$248,660

Note 17 —	Income Taxes

Federal

Total federal income tax provision (benefit) is allocated as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

(Loss) earnings from operations	$(147,960)	$(19,589)	$40,819
Stockholders’ equity, for the tax (benefit) expense from stock-based compensation	205	25	(1,000)
Stockholders’ equity, for the tax effect of other comprehensive loss	(37,823)	(8,979)	(1,222)

	$(185,578)	$(28,543)	$38,597

Components of the (benefit) provision for federal income taxes from operations consist of the following (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current (benefit) provision	$(4,153)	$(58,308)	$93,634
Deferred (benefit) provision	(143,807)	38,719	(52,815)

	$(147,960)	$(19,589)	$40,819

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

(Benefit) provision at statutory federal income tax rate (35)%	$(148,276)	$(20,585)	$40,607
Increase resulting from other, net	316	996	212

(Benefit) provision at effective federal income tax rate	$(147,960)	$(19,589)	$40,819

Deferred income tax assets and liabilities at December 31, 2008 and 2007 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (dollars in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Allowance for loan and other losses	$157,777	$42,032
Tax loss carry forwards (expiration date 2028)	75,061	—
Non-accrual interest revenue	6,769	2,554
Mark-to-market adjustments	6,709	2,135
Premises and equipment	5,622	4,316
Alternative minimum tax credit carry forwards (indefinite carryforward period)	5,211	—
Accrued vacation pay	2,098	1,892
Loan securitizations	—	8,306
Other	8,564	2,857

	267,811	64,092

Deferred tax liabilities:
Mortgage loan servicing rights	(155,622)	(111,187)
Federal Home Loan Bank stock dividends	(8,202)	(8,007)
Loan securitizations	(7,918)	—
State income taxes	(4,267)	(4,396)
Other	(3)	(252)

	(176,012)	(123,842)

Net deferred tax asset (liability)	$91,799	$(59,750)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The details of the net tax asset recorded as of December 31, 2008 and 2007 are as follows (dollars stated in thousands):

	December 31,
	2008	2007

Current tax loss carryback claims	$80,567	$58,937
Other current, net	(1,815)	841

	78,752	59,778
Net deferred tax asset (liability)	91,799	(59,750)

	$170,551	$28

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

On January 30, 2009, the Company incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation on the amount of the Company’s net operating loss carryforward that may be used. As of December 31, 2008, it is management’s judgment that no valuation allowance against the Company’s net deferred tax assets is required. This judgment is based on the Company’s historical earnings, its near term earnings projections and the twenty year carryforward period in which to realize these assets.

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

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of December 31, 2008, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2005. The years open to examination by state and local government authorities vary by jurisdiction.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Unrecognized tax benefits, opening balance	$6,104	$4,725
Gross increases — current period tax positions	12	—
Gross increases — tax positions in prior periods	82	676
Gross decreases — tax positions in prior periods	—	(64)
Settlements	(5,777)	767
Lapse of statute of limitations	—	—

Unrecognized tax benefits, ending balance	$421	$6,104

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the year ended December 31, 2008, the Company recognized interest

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

expense or approximately $50,000 and no penalty costs in its statement of operations and statement of financial condition, respectively.

Approximately $0.2 million of the above tax positions are expected to reverse during the next 12 months.

State

The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the consolidated statement of operations under non-interest expense-other taxes.

State tax benefits are as follows (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

State tax benefits	$(10,457)	$(5,273)	$(8,664)
Valuation allowance	9,232	—	—

Net benefits	$(1,225)	$(5,273)	$(8,664)

State deferred tax assets are as follows (dollars in thousands):

	December 31,
	2008	2007

Tax loss carryforwards (expiration dates through 2028)	$18,486	$13,026
Other temporary differences, net	2,621	(1,527)

	21,107	11,499
Valuation allowance due to change in control	(9,232)	—

Net deferred state tax assets	$11,875	$11,499

As discussed in the Federal income tax portion of this footnote, the Company incurred a change of control within the meaning of Section 382 of the Internal Revenue Code. As such, most states also follow this Federal rule. Management reviewed the expected recoverability of the Company’s state deferred tax assets in order to determine whether a valuation allowance was necessary. Given that a portion of the Company’s state net operating loss amounts were created in periods prior to that of the Federal net operating losses and the state net operating losses exceed those of the consolidated Federal net operating losses, management determined that the change of control limitation did inhibit the full utilization of the state net operating losses and a valuation allowance of $9.2 million was recorded during 2008.

Note 18 —	Secondary Market Reserve

The following table shows the activity in the secondary market reserve (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Balance, beginning of period,	$27,600	$24,200	$17,550
Provision
Charged to gain on sale for current loan sales	10,375	9,899	5,897
Charged to other fees and charges for changes in estimates	17,009	3,699	14,312

Total	27,384	13,598	20,209
Charge-offs, net	(12,484)	(10,198)	(13,559)

Balance, end of period	$42,500	$27,600	$24,200

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that reserves are adequate. We will continue to evaluate the adequacy of our reserves and will continue to allocate a portion of our gain on sale proceeds to these reserves going forward.

Note 19 —	Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $15,500 for 2008, $15,500 for 2007 and $15,000 for 2006. Participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $5,000, $5,000, and $5,000 for 2008, 2007, and 2006, respectively. The Company currently provides a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,900. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2008, 2007, and 2006 were approximately $4.5 million, $3.3 million, and $3.1 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 20 —	Private Placement

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

Under the terms of the purchase agreements, institutional investors purchased 11,365,000 shares of the Company’s common stock at $4.25 per share, and Thomas Hammond and Mark Hammond purchased 635,000 shares of the Company’s common stock at $5.88 per share. Additionally, the Company issued 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock to the institutional investors at a purchase price and liquidation preference of $1,000 per share. Upon approval by the Company’s stockholders, the preferred shares automatically converted into 11,289,878 shares of the Company’s common stock at a conversion price of $4.25 per share.

The offering was finalized on May 19, 2008, whereby a total of approximately $100 million of gross proceeds, or $94 million in net proceeds, was received. The Company invested $72 million into the Bank for working capital purposes and the remaining $22 million remained at the Company to be used to service long term debt payments.

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

The May Investors were granted warrants in connection with the consummation of the TARP transaction, which is further described in Note 2.

Note 21 —	Contingencies and Commitments

The Company is involved in certain lawsuits incidental to its operations. Management, after review with its legal counsel, is of the opinion that resolution of such litigation will not have a material effect on the Company’s consolidated financial condition, results of operations, or liquidity.

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

While the Company has had various claims similar to those discussed above asserted against it, management does not expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity.

A summary of the contractual amount of significant commitments is as follows (dollars in thousands):

	December 31,
	2008	2007

Commitments to extend credit:
Mortgage loans	$6,250,000	$3,141,000
Commercial	—	102,000
Other	—	3,000
HELOC trust commitments	122,000	167,000
Standby and commercial letters of credit	95,000	112,000

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with SFAS 133. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the statement of financial condition as either an other asset or other liability. The commitments related to mortgage loans are included in mortgage loans in the above table.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under SFAS 133. Further discussion on derivative instruments is included in Note 26.

The Company had unfunded commitments under its contractual arrangement with the HELOC Securitization trusts to fund future advances on the underlying home equity lines of credit.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party.

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $20.0 million at December 31, 2008 and $2.0 million at December 31, 2007.

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OTS, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4.0%, and total risk-based capital (as defined) of 8.0%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined).

At December 31, 2007, the most recent guidelines from the OTS categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. At December 31, 2008, the Bank had regulatory capital ratios that would categorize the Bank as “adequately capitalized” under the regulatory framework for prompt corrective action. However, as a result of the additional capital received on January 30, 2009 and immediately invested in the Bank, the OTS provided the Bank with written notification that the Bank remained “well-capitalized.”

To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OTS. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008
Tangible capital (to tangible assets)	$702,819	5.0%	$212,849	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	702,819	5.0%	567,598	4.0%	$709,498	5.0%
Tier I capital (to risk weighted assets)	679,717	7.8%	N/A	N/A	521,016	6.0%
Total capital (to risk weighted assets)	790,036	9.1%	694,688	8.0%	868,360	10.0%
As of December 31, 2007
Tangible capital (to tangible assets)	$912,040	5.8%	$236,524	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	912,040	5.8%	473,048	3.0%	$788,413	5.0%
Tier I capital (to risk weighted assets)	883,516	9.9%	N/A	N/A	536,166	6.0%
Total capital (to risk weighted assets)	952,254	10.7%	714,881	8.0%	893,602	10.0%

Note 23 —	Accumulated Other Comprehensive (Loss) Income

The following table sets forth the ending balance in accumulated other comprehensive (loss) income for each component (dollars in thousands):

	December 31,
	2008	2007	2006

Net gain on interest rate swap extinguishment	$—	$—	$101
Net unrealized gain on derivatives used in cash-flow hedges	—	236	4,193
Net unrealized (loss) gain on securities available for sale	(81,742)	(11,731)	888

Ending balance	$(81,742)	$(11,495)	$5,182

The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component (dollars in thousands):

	December 31,
	2008	2007	2006

Gain (reclassified to earnings) on interest rate swap extinguishment	$—	$(155)	$(1,795)
Related tax expense	—	54	628
Unrealized loss on derivatives used in cash-flow hedging relationships	—	(11,377)	(8,487)
Related tax benefit	—	3,981	2,970
Reclassification adjustment for (gains) losses included in earnings relating to cash flow hedging relationships	—	5,290	5,603
Related tax benefit	—	(1,851)	(1,960)
Gain (reclassified to earnings) on interest rate swap derecognition	(363)	—	—
Related tax expense	127	—	—
Gain (reclassified to earnings) on sales of securities available for sale	(5,019)	—	—
Related tax expense	1,757	—	—
Loss (reclassified to earnings) for other than temporary impairment of securities available for sale	62,370	—	—
Related tax benefit	(21,829)	—	—
Unrealized (loss) gain on securities available for sale	(165,061)	(19,414)	805
Related tax benefit (expense)	57,771	6,795	(416)

Change	$(70,247)	$(16,677)	$(2,652)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 24 —	Concentrations of Credit

Properties collateralizing mortgage loans held for investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2008	2007

Michigan	10.7%	10.8%
California	27.7	26.9
Florida	13.5	13.6
Washington	5.3	4.9
Colorado	3.3	3.8
Texas	3.0	3.4
Arizona	4.3	3.9
All other states(1)	32.2	32.7

	100.0%	100.0%

(1)	— No other state contains more than 3.0% of the total.

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2008, 54.0%, is collateralized by properties located in Michigan. At December 31, 2007, the Company’s commercial real estate portfolio in Michigan was 63.1% of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of nonpayment or realization:

(a) Hybrid or ARM loans that are subject to future payment increases

(b) Option power ARM loans that permit negative amortization

(c) Loans under a. or b. above with loan-to-value ratios above 80%

The following table details the unpaid principal balance of these loans at December 31, 2008:

Held for Investment
Portfolio Loans
(Dollars in thousands)

Amortizing hybrid ARMs
3/1 ARM	$318,049
5/1 ARM	1,145,912
7/1 ARM	92,040
Interest only hybrid ARMs
3/1 ARM	412,478
5/1 ARM	1,799,727
7/1 ARM	172,407
Option power ARMs	117,164
All other ARMs	244,679

$4,302,456

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Principal Outstanding
At December 31, 2008
(Dollars in thousands)

Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$1,607,636
> 90%< = 100%	273,702
>100%	99,807

$1,981,145

Note 25 —	Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectibility or present other unfavorable features. At December 31, 2008, the balance of the loans attributable to directors and principal officers totaled $2.9 million, with the unused lines of credit totaling $4.9 million. At December 31, 2007, the balance of the loans attributable to directors and principal officers totaled $4.1 million, with the unused lines of credit totaling $7.0 million. During 2008 and 2007, the Company purchased $68.7 million and $102.7 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Note 26 —	Derivative Financial Instruments

The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2008 and 2007:

— Fannie Mae, Freddie Mac and other forward loan sale contracts;
— Rate lock commitments;
— Interest rate swap agreements; and
— Treasury futures and options

The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $4.7 million, $4.4 million, $4.5 million for the years ended December 31, 2008, 2007, and 2006 respectively, on its hedging activity relating to loan commitments and loans held for sale.

The Company uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. At December 31, 2007, accumulated other comprehensive loss included a deferred after-tax net gain of $0.2 million, related to

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

derivatives used to hedge funding cash flows. See Note 23 for further detail of the amounts included in accumulated other comprehensive (loss) income. On January 1, 2008, the Company derecognized all cash flow hedges. As such, the after-tax net gain of $0.2 million in other comprehensive income at December 31, 2007 was recognized through operations during 2008.

The Company recognizes changes in hedge values resulting from designated SFAS 133 hedges discussed above in the same consolidated statement of operations captions when such changes occur.

The Company had the following derivative financial instruments (dollars in thousands):

	December 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$6,250,222	$78,613	2009
Forward agency and loan sales	5,216,903	(61,256)	2009
Mortgage servicing rights:
Treasury and agency futures	2,885,000	60,813	2009
Treasury options	1,000,000	17,219	2009
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(1,280)	2010

	December 31, 2007
	Notional	Fair	Expiration
	Amounts	Value	Dates

Mortgage Banking Derivatives:
Rate lock commitments	$3,069,134	$26,129	2008
Forward agency and loan sales	3,845,065	(13,504)	2008
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	130,000	378	2008-2010

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

The fair value estimates presented herein are based on relevant information available to management as of December 31, 2008 and 2007, respectively. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management’s estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles.

The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments and certain non-financial instruments for which it is practicable to estimate that value. For additional information on fair value, see Note 4:

Cash and cash equivalents. Due to their short term nature, the carrying amount of cash and cash equivalents approximates fair value.

Securities-trading. The carrying amount of the securities trading approximates fair value. Fair value of agency mortgage-backed securities is estimated using quoted market prices. Fair value of residual assets are estimated by discounting future cash flows using assumptions for prepayment rates, market yield requirements and credit losses.

Securities available for sale. The carrying amount of the securities available for sale approximates fair value. Fair value is estimated using quoted market prices or by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows of quoted market prices are unavailable.

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

Mortgage Servicing Rights. The fair value of residential mortgage servicing rights is based on an option adjusted spread valuation approach which includes projecting servicing cash flows under interest rate scenarios and discounting cash flows using risk-adjusted discount rates.

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

Derivative Financial Instruments. The fair value of forward agency and loan sales contracts, interest rate swaps, fixed-rate lock commitments and U.S. Treasury futures and options to extend credit are based on observable market prices or cash flow projection models acquired from third parties.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following tables set forth the fair value of the Company’s financial instruments (dollars in thousands):

	December 31,
	2008		2007

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$506,905	$506,905	$340,169	$340,169
Securities — trading	542,539	542,539	13,703	13,703
Securities available for sale	1,118,453	1,118,453	1,308,608	1,308,608
Mortgage-backed securities held to maturity	—	—	1,255,431	1,289,083
Other investments	34,532	34,532	26,813	26,813
Loans available for sale	1,484,680	1,526,031	3,511,310	3,543,505
Loans held for investment	9,082,121	9,221,398	8,134,397	8,232,456
FHLB stock	373,443	373,443	348,944	348,944
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,386,330)	(1,386,330)	(1,205,588)	(1,205,588)
Certificates of deposit	(3,967,985)	(4,098,135)	(3,881,756)	(3,890,021)
Municipal deposits	(597,638)	(599,849)	(1,534,467)	(1,542,530)
National certificates of deposit	(1,353,558)	(1,412,506)	(1,141,549)	(1,154,125)
Company controlled deposit	(535,494)	(535,494)	(473,384)	(473,384)
FHLB advances	(5,200,000)	(5,612,624)	(6,301,000)	(6,397,641)
Security repurchase agreements	(108,000)	(113,186)	(108,000)	(110,018)
Long term debt	(248,660)	(247,396)	(248,685)	(250,837)
Derivative Financial Instruments:
Forward delivery contracts	(61,256)	(61,256)	(13,504)	(13,504)
Commitments to extend credit	78,613	78,613	26,129	26,129
Interest rate swaps	(1,280)	(1,280)	378	378

Note 28 —	Segment Information

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Following is a presentation of financial information by business segment for the period indicated (dollars in thousands):

	As of or for the Year Ended December 31, 2008
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$160,589	$61,936	$—	$222,525
Net (loss) gain on sale revenue	(57,352)	137,674	—	80,322
Other (loss) income	43,383	6,418	—	49,801

Total net interest income and non-interest income	146,620	206,028	—	352,648
Loss before federal income taxes	(353,740)	(69,627)	—	(423,367)
Depreciation and amortization	9,365	15,422	—	24,787
Capital expenditures	10,814	18,421	—	29,235
Identifiable assets	13,282,214	3,101,443	(2,180,000)	14,203,657
Inter-segment income (expense)	76,088	(76,088)	—	—

	As of or for the Year Ended December 31, 2007
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$99,984	$109,894	$—	$209,878
Net gain on sale revenue	—	64,928	—	64,928
Other income	27,868	24,319	—	52,187

Total net interest income and non-interest income	127,852	199,141	—	326,993
(Loss) earnings before federal income taxes	(74,247)	15,433	—	(58,814)
Depreciation and amortization	13,979	88,986	—	102,965
Capital expenditures	24,318	14,528	—	38,846
Identifiable assets	15,013,093	4,188,002	(3,410,000)	15,791,095
Inter-segment income (expense)	130,808	(130,808)	—	—

	As of or for the Year Ended December 31, 2006
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

Net interest income	$159,255	$55,692	$—	$214,947
Net gain on sale revenue	—	135,002	—	135,002
Other income	31,353	35,806	—	67,159

Total net interest income and non-interest income	190,608	226,500	—	417,108
Earnings before federal income taxes	59,728	56,293	—	116,021
Depreciation and amortization	10,143	86,323	—	96,466
Capital expenditures	43,652	1,704	—	45,356
Identifiable assets	14,939,341	3,597,864	(3,040,000)	15,497,205
Inter-segment income (expense)	80,100	(80,100)	—	—

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 29 —	(Loss) Earnings Per Share

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

The following are reconciliations of the numerator and denominator of the basic and diluted (loss) earnings per share (“EPS”) calculation (dollars in thousands, except per share data):

	For the Year Ended December 31, 2008
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic (loss) earnings	$(275,407)	72,153	$(3.82)
Effect of options	—	—	—

Diluted (loss) earnings	$(275,407)	72,153	$(3.82)

In 2008, the Company had 2,374,965 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2007
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic (loss) earnings	$(39,225)	61,152	$(0.64)
Effect of options	—	357	—

Diluted (loss) earnings	$(39,225)	61,509	$(0.64)

In 2007, the Company had 2,376,062 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2006
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic earnings	$75,202	63,504	$1.18
Effect of options	—	824	(0.01)

Diluted earnings	$75,202	64,328	$1.17

In 2006, the Company had 820,582 options that were classified as anti-dilutive and were excluded from the EPS calculations.

Note 30 —	Stock-Based Compensation

In 1997, Flagstar’s Board of Directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of common stock. On May 26, 2006, the Company’s shareholders approved the Flagstar Bancorp, Inc. 2006 Equity Incentive Plan

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

During 2008, 2007 and 2006, compensation expense recognized related to the 2006 Plan totaled $1.4 million $1.3 million and $2.2 million, respectively.

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2008	2007	2006

Options outstanding, beginning of year	2,697,997	3,029,737	3,417,366
Options granted	—	—	—
Options exercised	(18,876)	(15,440)	(359,503)
Options canceled, forfeited and expired	(304,156)	(316,300)	(28,126)

Options outstanding, end of year	2,374,965	2,697,997	3,029,737

Options exercisable, end of year	2,374,590	2,694,747	2,885,787

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.1 million and $3.2 million, respectively. Additionally, there was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2008.

	Weighted Average Exercise Price
	2008	2007	2006

Options outstanding, beginning of year	$14.04	$13.79	$13.02
Options granted	—	—	—
Options exercised	4.07	4.46	6.13
Options canceled, forfeited and expired	12.58	12.08	18.30

Options outstanding, end of year	$14.31	$14.04	$13.79

Options exercisable, end of year	$14.31	$14.04	$13.86

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average	Weighted
	Outstanding at	Remaining	Average	Number Exercisable	Weighted Average
	December 31,	Contractual Life	Exercise	at December 31,	Exercise
Range of Grant Price	2008	(Years)	Price	2008	Price

$ 1.76 - 1.96	128,633	1.50	$1.78	128,633	$1.78
5.01 - 6.06	168,181	1.38	5.19	168,181	5.19
11.80 - 12.27	1,283,506	3.75	11.98	1,283,506	11.98
15.23	4,500	3.58	15.23	4,125	15.23
19.35 - 19.42	18,429	4.17	19.38	18,429	19.38
20.02 - 20.73	352,840	4.48	20.69	352,840	20.69
22.68 - 24.72	418,876	4.90	23.36	418,876	23.36

	2,374,965	3.78	14.31	2,374,590	14.31

At December 31, 2008, options available for future grants were 1,599,965. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2008.

Cash-settled Stock Appreciation Rights

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the cash-settled stock appreciation rights (“SAR”) it issued during the year ended December 31, 2008: dividend yield of 0.0%; expected volatility of 138.8%; a risk-free rate of 1.3%; and an expected life of four years. Assumptions for the year ended December 31, 2007 were: dividend yield of 2.9%; expected volatility of 44.2%; a risk-free rate of 3.3%; and an expected life of five years.

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2007	822,799	$14.91	$1.89
Granted	740,283	6.86	0.42
Vested	(226,066)	15.03	0.22
Forfeited	(21,417)	8.34	0.39

Non-vested balance at December 31, 2008	1,315,599	10.47	0.34

The Company recognized (income) expense of $(33,000) ($21,000 net of tax), $42,000 ($27,000 net of tax) and $168,000 ($109,000 net of tax) with respect to cash-settled stock appreciation rights during 2008, 2007 and 2006, respectively. At December 31, 2008, the non-vested cash settled stock appreciation rights have a total compensation cost of approximately $0.5 million expected to be recognized over the weighted average remaining vesting period of approximately three years.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2008, the maximum number of shares of common stock that may be issued under the 2006 Plan as the result of any grants is 983,441 shares. The Company incurred expenses of approximately $1.4 million, $1.1 million, and $446,000 with respect to restricted stock units, during 2008, 2007 and 2006, respectively. As of December 31, 2008, restricted stock units had a market value of $0.2 million.

		Weighted —
		Average Grant-Date
	Shares	Fair Value per Share

Restricted Stock:
Nonvested at December 31, 2007	123,675	$14.29
Granted	247,201	6.86
Vested	(79,643)	14.23
Canceled and forfeited	(5,645)	7.32

Nonvested at December 31, 2008	285,588	8.01

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Board of Directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2008, 2007 and 2006, all members of the executive management team were included in the Incentive Plan. The Company incurred expenses of $4.8 million, $4.8 million, and $2.2 million on the Incentive Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 31 —	Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2008, 2007, and 2006 (dollars in thousands, except (loss) earnings per share data) certain per share results have been adjusted to conform to the 2008 presentation:

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$210,853	$200,564	$188,537	$178,043
Interest expense	156,055	139,165	128,696	131,556

Net interest income	54,798	61,399	59,841	46,487
Provision for loan losses	34,262	43,833	89,612	176,256

Net interest income after provision for loan losses	20,536	17,566	(29,771)	(129,769)
Loan administration	(17,046)	37,370	25,655	(46,230)
Net gain (loss) on loan sales	63,425	43,826	22,152	16,657
Net gain (loss) on MSR sales	287	(834)	896	1,448
Other non-interest income (loss)	6,008	19,915	4,685	(48,091)
Non-interest expense	89,168	93,736	119,164	129,984

(Loss) earnings before federal income tax provision	(15,958)	24,107	(95,547)	(335,969)
(Benefit) provision for federal income taxes	(5,359)	8,361	(33,456)	(117,506)

Net (loss) earnings	$(10,599)	$15,746	$(62,091)	$(218,463)

Basic (loss) earnings per share	$(0.18)	$0.24	$(0.79)	$(2.62)

Diluted (loss) earnings per share	$(0.18)	$0.22	$(0.79)	$(2.62)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$220,570	$222,464	$237,151	$225,324
Interest expense	167,719	171,423	183,215	173,274

Net interest income	52,851	51,041	53,936	52,050
Provision for loan losses	8,293	11,452	30,195	38,357

Net interest income after provision for loan losses	44,558	39,589	23,741	13,693
Loan administration	2,183	1,985	4,333	4,214
Net gain (loss) on loan sales	25,154	28,144	(17,457)	26,986
Net gain (loss) on MSR sales	115	5,610	456	(283)
Other non-interest income (loss)	12,014	20,581	13,936	(10,856)
Non-interest expense	71,845	72,234	73,260	80,171

(Loss) earnings before federal income tax provision	12,179	23,675	(48,251)	(46,417)
(Benefit) provision for federal income taxes	4,420	8,544	(16,196)	(16,357)

Net (loss) earnings	$7,759	$15,131	$(32,055)	$(30,060)

Basic (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

Diluted (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$191,299	$192,648	$205,557	$211,362
Interest expense	132,624	141,910	151,929	159,456

Net interest income	58,675	50,738	53,628	51,906
Provision for loan losses	4,063	5,859	7,291	8,237

Net interest income after provision for loan losses	54,612	44,879	46,337	43,669
Loan administration	4,355	309	7,766	602
Net gain on loan sales	17,084	9,650	(8,197)	23,844
Net gain on MSR sales	8,586	34,932	45,202	3,901
Other non-interest income	12,596	16,681	9,567	15,283
Non-interest expense	68,070	62,354	68,853	76,360

Earning before federal income tax provision	29,163	44,097	31,822	10,939
Provision for federal income taxes	10,253	15,457	11,070	4,039

Net earnings	$18,910	$28,640	$20,752	$6,900

Basic earnings per share	$0.30	$0.45	$0.33	$0.11

Diluted earnings per share	$0.29	$0.44	$0.32	$0.11

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 32 —	Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2008	2007

Assets
Cash and cash equivalents	$21,067	$4,314
Investment in subsidiaries	700,608	936,613
Other assets	126	1,980

Total assets	$721,801	$942,907

Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$247,435

Total interest paying liabilities	247,435	247,435
Other liabilities	2,073	2,494

Total liabilities	249,508	249,929

Stockholders’ Equity
Common stock	836	637
Additional paid in capital	119,024	64,350
Accumulated other comprehensive loss	(81,742)	(11,495)
Retained earnings	434,175	681,165
Treasury stock	—	(41,679)

Total stockholders’ equity	472,293	692,978

Total liabilities and stockholders’ equity	$721,801	$942,907

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Earnings
(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Income
Dividends from subsidiaries	$4,400	$68,314	$46,250
Interest	454	497	450

Total	4,854	68,811	46,700
Expenses
Interest	16,390	15,289	13,833
Other taxes	(161)	(148)	(179)
General and administrative	1,954	2,062	1,981

Total	18,183	17,203	15,635

(Loss) earnings before undistributed (loss) earnings of subsidiaries	(13,329)	51,608	31,065
Equity in undistributed (loss) earnings of subsidiaries	(268,283)	(96,680)	38,822

(Loss) earnings before federal income tax benefit	(281,612)	(45,072)	69,887
Federal income tax benefit	(6,205)	(5,847)	(5,315)

Net (loss) earnings	$(275,407)	$(39,225)	$75,202

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Operating Activities
Net (loss) earnings	$(275,407)	$(39,225)	$75,202
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	268,283	96,680	(38,822)
Stock-based compensation	1,226	1,083	2,718
Change in other assets	1,578	(259)	669
Provision for deferred tax benefit	218	(447)	(120)
Change in other liabilities	(639)	2,453	(9,412)

Net cash (used in) provided by operating activities	(4,741)	60,285	30,235
Investing Activities
Net change in other investments	505	12	11
Net change in investment in subsidiaries	(74,338)	(38,605)	(3,766)

Net cash used in investment activities	(73,833)	(38,593)	(3,755)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	41,238	—
Issuance of common stock	8,566	—	—
Proceeds from exercise of stock options and grants issued	77	70	2,205
Tax benefit from stock options exercised	(205)	(25)	1,000
Purchase of treasury stock	—	(41,705)	—
Issuance of treasury stock	41,092	26	—
Issuance of preferred stock	45,797	—	—
Dividends paid	—	(21,375)	(38,122)

Net cash provided by (used in) financing activities	95,327	(21,771)	(34,917)

Net increase (decrease) in cash and cash equivalents	16,753	(79)	(8,437)
Cash and cash equivalents, beginning of year	4,314	4,393	12,830

Cash and cash equivalents, end of year	$21,067	$4,314	$4,393

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2008, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2008 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Virchow, Krause & Company, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, including our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics can be found on our web site, which is located at www.flagstar.com, or is available upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Paul Borja, CFO, 5151 Corporate Drive, Troy, MI 48098. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website.

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

In 2008, the Company’s Chief Executive Officer provided to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2008, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosures.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity and Related Stockholder Matters” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2008 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Fourth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10	.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008.
10	.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008.
10	.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008.
10	.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008.
10	.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008.
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).
10	.11+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008.

Exhibit No.		Description

10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).
10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.20*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report.
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause & Company, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer

Exhibit No.	Description

32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2009.

FLAGSTAR BANCORP, INC.

By:	/s/ MARK T. HAMMOND
Mark T. Hammond
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2009.

	SIGNATURE	TITLE

By:	/s/ THOMAS J. HAMMOND Thomas J. Hammond	Chairman of the Board
By:	/s/ MARK T. HAMMOND Mark T. Hammond	Vice Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ DAVID J. MATLIN David J. Matlin	Director
By:	/s/ MARK PATTERSON Mark Patterson	Director
By:	/s/ GREGORY ENG Gregory Eng	Director
By:	/s/ JAMES D. COLEMAN James D. Coleman	Director
By:	/s/ MICHAEL LUCCI SR. Michael Lucci Sr.	Director
By:	/s/ ROBERT W. DEWITT Robert W. DeWitt	Director
By:	/s/ B. BRIAN TAUBER B. Brian Tauber	Director
By:	/s/ JAY J. HANSEN Jay J. Hansen	Director
By:	/s/ WILLIAM F. PICKARD William F. Pickard	Director

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated August 4, 2006, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series H of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Fourth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
10	.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008.
10	.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008.
10	.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008.
10	.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008.
10	.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008.
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 26, 2006, and incorporated herein by reference).
10	.11+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008.
10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

Exhibit No.		Description

10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.20*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics ( previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21		List of Subsidiaries of the Company.
23		Consent of Virchow, Krause & Company, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer

*	* Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement