Form 10-Q
period 2009-03-31
FLAGSTAR BANCORP INC
filed 2009-05-07
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐.
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
Yes ☐ No ☑.
     As of May 4, 2009, 90,380,043 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including: (1) our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally; (2) general business, economic and political conditions may significantly affect our earnings; (3) we depend on our institutional counterparties to provide services that are critical to our business. If one of more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect our earnings, liquidity, capital position and financial condition; (4) defaults by another larger financial institution could adversely affect financial markets generally; (5) if we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected; (6) the value of our mortgage servicing rights could decline with reduction in interest rates; (7) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates; (8) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (9) changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios; (10) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Additionally, the performance of our standby and commercial letters of credit may be adversely affected as well. Consequently, our allowance for loan losses and guarantee liability may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (11) our secondary market reserve for losses could be insufficient; (12) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (13) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (14) our ability to borrow funds maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (15) our inability to realize our deferred tax assets may have a material adverse affect on our consolidated results of operations and our financial condition; (16) we may be required to raise capital at terms that are materially adverse to our stockholders; (17) our holding company is dependent on the Bank for funding of obligations and dividends; (18) future dividend payments and common stock repurchases are restricted by the terms of the Treasury’s equity investment in us; (19) we may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future; (20) the network and computer systems on which we depend could fail or experience a security breach; (21) our business is highly regulated; (22) our business has volatile earnings because it operates based on a multi-year cycle; (23) our loans are geographically concentrated in only a few states; (24) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (25) we are a controlled company that is exempt from certain NYSE corporate governance requirements.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition — March 31, 2009 (unaudited) and December 31, 2008.
Unaudited Consolidated Statements of Operations — For the three months ended March 31, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — For the three months ended March 31, 2009 (unaudited) and for the year ended December 31, 2008.
Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2009 and 2008.
Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At March 31,	At December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash items	$221,926	$300,989
Interest-bearing deposits	87,492	205,916

Cash and cash equivalents	309,418	506,905
Securities classified as trading	1,693,140	542,539
Securities classified as available for sale	775,812	1,118,453
Other investments	36,993	34,532
Loans available for sale ($3,573,997 at fair value on March 31, 2009)	3,660,259	1,484,680
Loans held for investment	8,946,195	9,082,121
Less: allowance for loan losses	(466,000)	(376,000)

Loans held for investment, net	8,480,195	8,706,121

Total interest-earning assets	14,733,891	12,092,241
Accrued interest receivable	62,848	55,961
Repossessed assets, net	106,546	109,297
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	246,203	246,229
Mortgage servicing rights at fair value	515,500	511,294
Mortgage servicing rights, net	7,271	9,469
Other assets	542,189	504,734

Total assets	$16,809,817	$14,203,657

Liabilities and Stockholders’ Equity Liabilities
Deposits	$9,785,701	$7,841,005
Federal Home Loan Bank advances	5,200,000	5,200,000
Security repurchase agreements	108,000	108,000
Long term debt	248,660	248,660

Total interest-bearing liabilities	15,342,361	13,397,665
Accrued interest payable	29,537	36,062
Secondary market reserve	48,900	42,500
Other liabilities	458,285	255,137

Total liabilities	15,879,083	13,731,364
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share 25,000,000 shares authorized; 566,657 issued and outstanding at March 31, 2009	6	—
Common stock $0.01 par value, 150,000,000 shares authorized; 90,379,297 and 83,626,726 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	904	836
Additional paid in capital — preferred	511,148	—
Additional paid in capital — common	124,034	119,024
Accumulated other comprehensive loss	(105,029)	(81,742)
Retained earnings	399,671	434,175

Total stockholders’ equity	930,734	472,293

Total liabilities and stockholders’ equity	$16,809,817	$14,203,657

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Interest Income
Loans	$158,622	$176,294
Mortgage-backed securities held to maturity	—	15,576
Securities classified as available for sale and trading	25,477	15,591
Interest-bearing deposits	856	2,768
Other	23	624

Total interest income	184,978	210,853

Interest Expense
Deposits	67,350	84,050
FHLB advances	56,809	64,558
Security repurchase agreements	1,153	3,155
Other	2,936	4,292

Total interest expense	128,248	156,055

Net interest income	56,730	54,798
Provision for loan losses	158,214	34,262

Net interest (loss) income after provision for loan losses	(101,484)	20,536

Non-Interest Income
Loan fees and charges	32,922	884
Deposit fees and charges	7,233	6,031
Loan administration	(31,801)	(17,046)
Net gain on loan sales	195,694	63,425
Net (loss) gain on sales of mortgage servicing rights	(82)	287
Total other-than-temporary impairment losses	(126,172)	—
Loss recognized in other comprehensive income (before taxes)	(108,930)	—

Net impairment losses recognized in earnings	(17,242)	—
Gain (loss) on trading securities	11,212	(9,482)
Other fees and charges	(6,977)	8,575

Total non-interest income	190,959	52,674

Non-Interest Expense
Compensation and benefits	91,789	53,993
Occupancy and equipment	18,879	19,821
Asset resolution	24,873	3,741
Communication	1,722	1,785
Other taxes	1,007	891
General and administrative	44,399	8,937

Total non-interest expense	182,669	89,168

Loss before federal income taxes	(93,194)	(15,958)
Benefit for federal income taxes	(28,696)	(5,359)

Net Loss	(64,498)	(10,599)
Preferred stock dividends	(2,919)	—

Net Loss Applicable To Common Stock	$(67,417)	$(10,599)

Loss per share
Basic	$(0.76)	$(0.18)

Diluted	$(0.76)	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands)

					Accumulated
					Other			Total
	Preferred	Common	Additional Paid in Capital		Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Preferred	Common	Loss	Stock	Earnings	Equity

Balance at January 1, 2008	$—	$637	$—	$64,350	$(11,495)	$(41,679)	$681,165	$692,978
Net loss	—	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other than temporary impairment	—	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential MSR mortgage servicing rights	—	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	—	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	—	(587)	—	587	—	—
Stock options exercised	—	—	—	77	—	—	—	77
Stock-based compensation	—	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008 (Unaudited)	—	836	—	119,024	(81,742)	—	434,175	472,293
Net loss	—	—	—	—	—	—	(64,498)	(64,498)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	11,208	—	—	11,208
Change in net unrealized loss on securities available for sale	—	—	—	—	(1,581)	—	—	(1,581)

Total comprehensive loss	—	—		—	—	—	—	(54,871)
Cumulative effect for adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	510,487	—	—	—	—	510,493
Issuance of common stock	—	67	—	5,254	—	—	—	5,321
Restricted stock issued	—	1	—	(46)	—		—	(45)
Dividends preferred	—	—	—	—	—	—	(2,259)	(2,259)
Accretion of preferred stock	—	—	661	—	—	—	(661)	—
Stock-based compensation	—	—	—	255	—	—	—	255
Tax effect from stock-based compensation	—	—	—	(453)	—	—	—	(453)

Balance at March 31, 2009	$6	$904	$511,148	$124,034	$(105,029)	$—	$399,671	$930,734

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(64,498)	$(10,599)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	158,214	34,262
Depreciation and amortization	5,776	6,434
Increase (decrease) in valuation allowance in mortgage servicing rights	1,548	(119)
Loss on fair value of residential mortgage servicing rights, net of hedging gains	69,571	46,961
Stock-based compensation expense	255	130
Loss on interest rate swap	99	1,611
Net loss (gain) on the sale of assets	1,262	(370)
Net gain on loan sales	(195,694)	(63,425)
Net loss (gain) on sales of mortgage servicing rights	82	(287)
Net loss on securities classified as available for sale	17,242	—
Net (gain) loss on trading securities	(11,212)	9,482
Proceeds from sales of trading securities	518,793	—
Proceeds from sales of loans available for sale	6,776,177	6,271,453
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(9,379,932)	(6,489,510)
Purchase of trading securities, net of principal repayments	(831,552)	—
(Increase) decrease in accrued interest receivable	(6,887)	2,082
Increase in other assets	(30,219)	(123,830)
Decrease in accrued interest payable	(6,525)	(6,822)
Net tax effect for stock grants issued	453	198
Decrease in federal income taxes payable	(5,637)	(14,592)
Increase in other liabilities	50,163	10,244

Net cash used in operating activities	(2,932,521)	(326,697)

Investing Activities
Net change in other investments	(2,461)	(1,589)
Repayment of mortgage-backed securities held to maturity	—	90,846
Repayment of investment securities available for sale	42,717	26,157
Proceeds from sales of portfolio loans	16,403	—
Origination of portfolio loans, net of principal repayments	13,800	100,244
Proceeds from the disposition of repossessed assets	50,737	18,990
Acquisitions of premises and equipment, net of proceeds	(4,787)	(9,815)
Proceeds from the sale of mortgage servicing rights	1,543	—

Net cash provided by investing activities	117,952	224,833

Financing Activities
Net increase in deposit accounts	1,944,696	191,060
Net decrease in Federal Home Loan Bank advances	—	(94,000)
Net receipt of payments of loans serviced for others	107,915	5,213
Net receipt of escrow payments	15,238	7,287
Proceeds from the exercise of stock options	—	42
Net tax effect of stock grants issued	(453)	(198)
Issuance of preferred stock U.S. Treasury	266,657	—
Issuance of preferred stock	277,708	—
Issuance of common stock	5,321	—

Net cash provided by financing activities	2,617,082	109,404

Net (decrease) increase in cash and cash equivalents	(197,487)	7,540
Beginning cash and cash equivalents	506,905	340,169

Ending cash and cash equivalents	$309,418	$347,709

	For the Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$117,462	$62,699

Total interest payments made on deposits and other borrowings	$134,773	$162,876

Federal income taxes paid	$590	$—

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$16,403	$592,874

Mortgage servicing rights resulting from sale or securitization of loans	$82,680	$100,752

Reclassification of mortgage backed securities held to maturity to securities available for sale	$—	$1,163,681

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $16.8 billion in assets at March 31, 2009, Flagstar is the largest savings institution and banking institution headquartered in Michigan.
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
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a portion of its loan production in order to enhance the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.
     The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2. Recent Developments
Capital Investment
     On December 17, 2008, the Company entered into an investment agreement with MP Thrift Investments L.P. (“MatlinPatterson”), an entity formed by MP Thrift Global Partners III LLC, an affiliate of MatlinPatterson Global Advisors LLC, for the purchase by MatlinPatterson of 250,000 shares of a newly authorized series of our convertible participating voting preferred stock for $250 million. Such preferred shares will automatically convert, at $0.80 per share, into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. On January 30, 2009, MatlinPatterson consummated the purchase. Upon consummation, the Company became a “controlled company,” as defined in the rules of the New York Stock Exchange (the “NYSE”), based on MatlinPatterson’s beneficial ownership of a majority of the Company’s voting stock. As a “controlled company,” the Company is exempt from certain of the NYSE’s corporate governance requirements, including the requirement to maintain a majority of independent directors and requirements related to the compensation committee and the nomination/corporate governance committee. The terms of the preferred stock allow MatlinPatterson to vote such shares on an as-converted basis and, as a result, MatlinPatterson controlled approximately 77.6% of the voting power of the Company as of January 30, 2009.
     As a condition under the investment agreement, on January 30, 2009, certain of the Company’s officers and directors acquired in the aggregate, 6.65 million shares of common stock at a purchase price of $0.80 per share for a total of $5.32 million. The preferred stock and the common stock were each offered and sold to individual accredited investors in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof.
     Also, on January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which it agreed to sell to MatlinPatterson (i) an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”) and (ii) $50 million of trust preferred securities with a 10% coupon (the “Trust Preferred Securities”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval, the 50,000 shares of Additional Preferred Stock will automatically convert into 62.5 million shares of the Company’s common stock. The $50 million sale of the Trust Preferred Securities is expected to be consummated during the second quarter of 2009 and will consist of 50,000 shares that will be convertible into common stock at the option of MatlinPatterson on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the Trust Preferred Securities are not converted, they will remain outstanding perpetually unless redeemed by the Company at any time after January 30, 2011.
Troubled Asset Relief Program (“TARP”)
     On January 30, 2009, the Company entered into a Letter Agreement and a Securities Purchase Agreement with the United States Department of Treasury (the “Treasury”), pursuant to which the Company sold to the Treasury 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant (the “Treasury Warrant”) to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the preferred stock and Treasury Warrant are exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. The preferred stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant is exercisable upon receipt of stockholder approval and has a 10 year term.
Issuance of Warrants to Certain Stockholders
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 14,259,794 shares of the Company’s common stock at $0.62 per share. The holders of such warrants will be entitled to acquire the Company’s common shares for a period of ten years. EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock became effective for financial statements issued for fiscal years after December 15, 2008. Therefore, this EITF is required to be applied to any outstanding instruments as of the beginning of the fiscal year in which it is initially applied. EITF 07-5 nullifies the guidance in EITF 01-6, The Meaning of Indexed to a Company’s Own Stock. As such, this EITF is required to be applied to the May Investor Warrants since they were issued on January 30, 2009.
     Based on management’s analysis, the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under EITF 07-5 and as such the May Investor Warrants will be classified as a liability and will be measured at fair value, with changes in fair value recognized through operations. See Note 11, “Warrant Liabilities”.
Note 3. Basis of Presentation
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the SEC, at www.sec.gov.
Note 4. Recent Accounting Developments
     In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement will result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 was effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. FSP 140-3 requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under SFAS 140, unless certain criteria are met, then the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under SFAS 140. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 140-3 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157, Fair Value Measurements in an inactive market and provides key considerations in determining the fair value of an asset where the market is not active. FSP FAS 157-3 was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. FSP FAS 140-4 and FIN 46(R)-8 require enhanced disclosures about the transfers of financial assets and interests in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 are effective for interim and annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The FSP modifies the current indicator that, to avoid considering an impairment to be other-than temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new FSP would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The FSP changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative adjustment increasing retained earnings and other comprehensive loss by $50.6 million offset by a tax benefit of $17.7 million, or $32.9 million net of tax. The cumulative adjustment represents the non-credit portion of other-than-temporary impairment, related to securities available for sale, that the Company had recorded prior to January 1, 2009. See Accumulated other comprehensive loss in Note 12, “Stockholders Equity”.
     In April 2009, FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FAS 157-4 provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS 157. The adoption of FAS 157-4 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provision of FSP FAS 107-1 and APB 28-1 were adopted by the Company effective January 1, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated statements of operations and financial condition.
Note 5. Fair Value Accounting
     On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to establish a uniform definition of fair value. The definition of fair value under SFAS 157 is market-based as opposed to company-specific and includes the following:

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
     Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156, Accounting for Servicing of Financial Assets an amendment of FASB 140. Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million before tax, or $28.4 million after tax. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations.
     Effective January 1, 2009, the Company elected the fair value option in accordance with SFAS 159 for the majority of its loans available for sale. Only loans available for sale originated subsequent to January 1, 2009 are affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value. The effect on consolidated operations of this election amounted to an increase in gain on loans sales of $22.0 million for the first quarter 2009. See Note 7, “Loans Available for Sale”.
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
Assets
     Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Accordingly, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 9, “Private Label Securitization Activity” for the key assumptions used in the residual interest valuation process.
     Securities classified as available for sale. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Examples of securities with similar characteristics, which would generally be classified within Level 2 of the valuation hierarchy, include certain AAA-rated U.S. government sponsored agency mortgage-backed securities. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.
     Other Investments. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.
     Loans available for sale. At March 31, 2009, the majority of the Company’s loans originated and classified as available for sale are reported at fair value and are classified as Level 2 of the valuation hierarchy. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans are estimated by using discounted cash flows using management’s best estimate of market interest rates for similar collateral. At March 31, 2009, the Company continued to have a small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market.
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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

     Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans and consumer loans (i.e. home equity lines of credit (“HELOCs”) and second mortgage loans obtained through private-label securitization transactions). Residential MSRs are accounted for at fair value on a recurring basis. Consumer servicing assets are carried at amortized cost and are periodically evaluated for impairment.
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
Liabilities
     Warrants. The warrant liabilities arose from the investor transactions completed during the first quarter of 2009. Warrant liabilities are valued using a Binomial Lattice Model and are classified as Level 2 of the valuation hierarchy.
     Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of March 31, 2009, by caption on the Consolidated Statement of Financial Condition and by SFAS 157 valuation hierarchy (as described above) (in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$18,296	$18,296
Mortgage-backed securities	1,674,844	—	—	1,674,844
Securities classified as available for sale	234,843	—	540,969	775,812
Loans available for sale	—	3,573,997	—	3,573,997
Residential mortgage servicing rights	—	—	515,500	515,500
Other investments	36,993	—	—	36,993
Derivative financial instruments:
Rate lock commitments	—	—	82,645	82,645
Forward agency and loan sales	(58,572)	—	—	(58,572)
Agency forwards	33,321	—	—	33,321
Treasury futures	3,911	—	—	3,911
Interest rate swaps	(1,349)	—	—	(1,349)
Warrant liabilities	—	(44,901)	—	(44,901)

Total assets and liabilities at fair value	$1,923,991	$3,529,096	$1,157,410	$6,610,497

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
     Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value,	held at
Three months ended	January 1,	unrealized	settlements,	out of	March 31,	March 31,
March 31, 2009	2009	gains/(losses)	net	Level 3	2009	2009

Securities classified as trading:
Residual interests(a)	$24,808	$(6,512)	$—	$—	$18,296	$—
Securities classified as available for sale(b)(c)	563,083	2,916	(25,030)	—	540,969	(20,158)
Residential mortgage servicing rights	511,294	(78,474)	82,680	—	515,500	—
Derivative financial Instruments:
Rate lock commitments	78,613	—	4,032	—	82,645	—

Totals	$1,177,798	$(82,070)	$61,682	$—	$1,157,410	$(20,158)

(a)	Residual interests are valued using internal inputs.

(b)	U.S. government sponsored agency mortgage-backed securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

(c)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	March 31, 2009	Level 1	Level 2	Level 3

Loans held for investment	$452,269	$—	$452,269	$—
Repossessed assets	106,546	—	106,546	—
Consumer servicing assets	7,271	—	—	7,271

Totals	$566,086	$—	$558,815	$7,271

Financial Disclosures about Fair Value of Financial Instruments Required by FSP FAS 107-1
     FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of FSP FAS 107-1. Accordingly, the fair value disclosures required by FSP FAS 107-1 are only indicative of the value of individual financial instruments, as of the dates indicated and should not be considered an indication of the fair value of the Company.
     The following table presents the carrying amount and estimated fair value of certain financial instruments as required by FSP FAS 107-1 (in thousands).

	March 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial instruments:
Assets:
Cash and cash equivalents	$309,418	$309,418	$506,905	$506,905
Securities — trading	1,693,140	1,693,140	542,539	542,539
Securities available for sale	775,812	775,812	1,118,453	1,118,453
Other investments	36,993	36,993	34,532	34,532
Loans available for sale	3,660,259	3,663,142	1,484,680	1,526,031
Loans held for investment, net	8,480,195	8,545,636	8,706,121	8,845,398
FHLB stock	373,443	373,443	373,443	373,443
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,535,880)	(1,535,880)	(1,386,330)	(1,386,330)
Certificates of deposit	(4,647,037)	(4,738,919)	(3,967,985)	(4,098,135)
Municipal deposits	(616,319)	(646,216)	(597,638)	(599,849)
National certificates of deposit	(2,237,363)	(2,294,430)	(1,353,558)	(1,412,506)
Company controlled deposit	(749,102)	(749,102)	(535,494)	(535,494)
FHLB advances	(5,200,000)	(5,569,300)	(5,200,000)	(5,612,624)
Security repurchase agreements	(108,000)	(112,350)	(108,000)	(113,186)
Long term debt	(248,660)	(247,031)	(248,660)	(247,396)
Warrant liabilities	44,901	44,901	—	—
Derivative Financial Instruments:
Forward delivery contracts	(58,572)	(58,572)	(61,256)	(61,256)
Commitments to extend credit	82,645	82,645	78,613	78,613
Interest rate swaps	(1,349)	(1,349)	(1,280)	(1,280)
Agency Forwards	37,232	37,232	60,813	60,813
Options	—	—	17,219	17,219
     The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value for other financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents. Due to their short term nature, the carrying amount of cash and cash equivalents approximates fair value.
     Loans held for investment. The fair value of loans is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.
     FHLB stock. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is the fair value.

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
Note 6. Investment Securities
     As of March 31, 2009 and December 31, 2008, investment securities were comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Securities — trading
U.S. government sponsored agencies	$1,674,844	$517,731
Non-investment grade residual	18,296	24,808

Total securities — trading	$1,693,140	$542,539

Securities — available-for-sale
Non-agencies	$540,969	$563,083
U.S. government sponsored agencies	234,843	555,370

Total mortgage-backed securities — available-for-sale	$775,812	$1,118,453

Other investments
Mutual funds	$36,993	$34,532

Trading
     Securities classified as trading are comprised of AAA-rated U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from four private-label securitizations. At March 31, 2009 and December 31, 2008 there were $1.7 billion and $517.7 million, respectively, in U.S. government sponsored agency mortgage-backed securities in trading, all of which were pledged as collateral. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in SFAS 133, Accounting for Derivative Instruments.
     The non-investment grade residual interests resulting from our private label securitizations were $18.3 million at March 31, 2009 versus $24.8 million at December 31, 2008. Non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underly these assets.
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
Available-for-Sale
     At March 31, 2009 and December 31, 2008, the Company had $0.8 billion and $1.1 billion, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency mortgage-backed securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature. If losses are, at any time, deemed to have arisen from “other-than-temporary impairments” (“OTTI”), then the credit related portion is reported as an expense for that period.

     At March 31, 2009 and December 31, 2008, $441.2 million and $683.0 million of the securities classified as available-for-sale, respectively, were pledged as collateral for security repurchase agreements or FHLB borrowings. Contractual maturities of the securities generally range from 2020 to 2038.
     The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency mortgage-backed securities classified as available-for-sale (in thousands):

	March 31,	December 31,
	2009	2008
Amortized cost	$937,394	$1,244,145
Gross unrealized holding gains	4,048	10,522
Gross unrealized holding losses	(165,630)	(136,214)

Estimated fair value	$775,812	$1,118,453

     The following table summarizes unrealized loss positions, at March 31, 2009, on securities classified as available-for-sale categorized by the duration of the unrealized loss position (dollars in thousands):

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months
			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss

U.S. government sponsored agency securities	$—	—	$—	$5,575	12	$(47)
Collateralized mortgage obligations	736,942	12	(165,583)	—	—	—

Totals	$736,942	12	$(165,583)	$5,575	12	$(47)

     The fair value of all other non-agency and U.S. government sponsored agency mortgage-backed securities is estimated based on market information.
     The unrealized losses on securities-available-for-sale amounted to $165.6 million on $742.5 million of agency and non-agency collateralized mortgage obligations (“CMOs”) at March 31, 2009. These CMOs consist of interests in investment vehicles backed by mortgage loans. In the first quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP changes the amount of impairment recognized in operations when there are credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses, which are recorded in operations, and impairments related to all other factors, which are recorded to other comprehensive income.
     During the fourth quarter of 2008, the Company recognized an other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. Under the newly adopted FSP, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive loss as a cumulative adjustment.
     In the three months ended March 31, 2009, additional credit losses on the original three and seven additional CMOs totaled $17.2 million, which was recognized in current operations. At March 31, 2009, the total amount of other than temporary impairment credit losses totaled $31.8 million.
     At March 31, 2009, the Company had total impairments of $190.3 million on 11 securities in the available-for-sale portfolio with $31.8 million in total credit losses recognized through operations.

     The following table shows the activity for OTTI credit loss for the three months ended March 31, 2009 (dollars in thousands):

			Additions on	Reductions
		Additions on	securities with	for sold
	January 1, 2009	securities with	previous OTTI	securities	March 31, 2009
	balance	no prior OTTI	recognized	with OTTI	balance
Collateralized Mortgage Obligations	$(14,526)	$(10,937)	$(6,304)	$—	$(31,767)
     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Company are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2009, sales of these agency securities with underlying mortgage products originated by the Company was $418.7 million resulting in $11.1 million of net gain on loan sale versus $1.5 billion resulting in $2.9 million of net loss on loan sale during the same period in 2008.
     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended March 31, 2009 nor for the same period in 2008.
     As of March 31, 2009, the aggregate amount of available-for-sale securities from each of the following non-agency issuers were greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(In thousands)
Countrywide Alternative Loan Trust	$98,430	$61,869
Countrywide Home Loans	234,402	171,531
Flagstar Home Equity Loan Trust 2006-1	220,285	207,197

	$553,117	$440,597

Other Investments
     The Company has other investments because of interim investment strategies in trust subsidiaries, collateral requirements required in swap and deposit transactions, and Community Reinvestment Act investment requirements. These securities had a fair value that approximates their recorded amount for each period presented.
Note 7. Loans Available for Sale
     The following table summarizes loans available for sale (in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loans	$3,660,258	$1,484,649
Second mortgage loans	1	31

Total	$3,660,259	$1,484,680

     Through December 31, 2008, loans available for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2008, these loans had an aggregate fair value that exceeded their recorded amount. Effective January 1, 2009, the Company elected to record the majority of its loans available for sale on the fair value method and as such will not apply SFAS 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale subsequent to January 1, 2009 are affected. At March 31, 2009, $3.6 billion of loans available for sale were recorded at fair value. During the first quarter 2009, the effect on consolidated operations of the adoption of fair value for these assets amounted to an increase in gain on loan sales of $22.0 million. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 8. Loans Held for Investment
     Loans held for investment are summarized as follows (in thousands):

	March 31,	December 31,
	2009	2008
Mortgage loans	$5,754,604	$5,958,748
Second mortgage loans	266,198	287,350
Commercial real estate loans	1,758,612	1,779,363
Construction loans	45,187	54,749
Warehouse lending	569,120	434,140
Consumer loans	527,221	543,102
Commercial loans	25,253	24,669

Total	8,946,195	9,082,121
Less allowance for loan losses	(466,000)	(376,000)

Total	$8,480,195	$8,706,121

     Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$376,000	$104,000
Provision charged to operations	158,214	34,262
Charge-offs	(69,442)	(17,192)
Recoveries	1,228	330

Balance, end of period	$466,000	$121,400

     Loans on which interest accruals have been discontinued totaled approximately $893.8 million and $268.3 million at March 31, 2009 and 2008, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $9.8 million and $3.2 million during the three months ended March 31, 2009 and 2008, respectively. There were no loans greater than 90 days past due still accruing interest on the OTS method at March 31, 2009 and 2008.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Impaired loans with no allowance for loan losses allocated	$62,384	$77,332
Impaired loans with allowance for loan losses allocated	504,398	373,424

Total impaired loans	$566,782	$450,756

Amount of the allowance allocated to impaired loans	$144,683	$121,321
Average investment in impaired loans	$508,769	$265,448
Cash-basis interest income recognized during impairment	$3,593	$10,601
     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs exceeded the recorded investments in such loans. At March 31, 2009, approximately 90.8% of the total impaired loans were evaluated based on the fair value of related collateral.
Note 9. Private-label Securitization Activity
     During the quarters ended March 31, 2009 and 2008, the Company did not consummate any private-label-securitizations transactions.

     At March 31 2009, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows (dollars in thousands):

					Weighted -
	Fair Value		Projected	Annual	Average
	at	Prepayment	Cumulative	Discount	Remaining Life
	March 31, 2009	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	$17,523	12%	5.61%	20%	3.9
2006 HELOC Securitization	—	7%	20.92%	20%	5.8
2006 Second Mortgage Securitization	773	16%	4.81%	20%	4.3
2007 Second Mortgage Securitization	—	13%	9.61%	20%	5.5
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Proceeds from new securitizations	$—	$—
Proceeds from collections reinvested in securitizations	—	6,960
Servicing fees received	1,495	1,756
Loan repurchases for representations and warranties	—	—
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
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at March 31, 2009 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private-label securitizations	$1,141,270	$70,546
U.S. government sponsored agencies	57,714,319	—
Other investors	539	—

Total	$58,856,128	$70,546

     Mortgage loans that have been securitized in private-label securitizations at March 31, 2009 and 2008 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Three
	Outstanding		Or More Past Due		Months Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008

Securitized mortgages loans	$1,141,270	$1,344,041	$74,415	$28,501	$30,125	$16,266

Note 10. Mortgage Servicing Rights
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
     Changes in the carrying value of residential MSRs, accounted for at fair value are as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Balance at beginning of period	$511,294	$402,243
Cumulative effect of change in accounting	—	43,719
Additions from loans sold with servicing retained	82,680	100,680
Changes in fair value due to:
Payoffs(a)	(36,303)	(17,942)
All other changes in valuation inputs or assumptions (b)	(42,171)	(42,116)

Fair value of MSRs at end of period	$515,500	$486,584

Unpaid principal balance of loans serviced for others	$57,714,858	$37,034,015

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
     The fair value of residential MSRs are estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which were determined based on current market conditions. The Company periodically obtains third-party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.
     The key economic assumptions used in determining the fair value of MSRs capitalized during the three month periods ended March 31, 2009 and 2008 periods were as follows:

	For the Three Months Ended March 31,
	2009	2008
Weighted-average life (in years)	5.5	6.1
Weighted-average constant prepayment rate (CPR)	24.4%	13.8%
Weighted-average discount rate	8.6%	8.5%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	March 31,
	2009	2008
Weighted-average life (in years)	4.3	5.3
Weighted-average CPR	23.8%	15.2%
Weighted-average discount rate	7.8%	8.3%

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
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Consumer servicing assets
Balance at beginning of period	$9,469	$11,914
Additions:
From loans securitized with servicing retained	—	72
Subtractions:
Amortization	(650)	(643)

Carrying value before valuation allowance at end of period	8,819	11,343

Valuation allowance
Balance at beginning of period	—	(144)
Impairment recoveries (charges)	(1,548)	92

Balance at end of period	(1,548)	(52)

Net carrying value of servicing assets at end of period	$7,271	$11,291

Unpaid principal balance of consumer loans serviced for others	$1,141,270	$1,344,041

Fair value of servicing assets:
Beginning of period	$12,284	$11,861

End of period	$9,278	$11,555

     The key economic assumptions used to estimate the fair value of these servicing assets at March 31, 2009 and 2008 were as follows:

	March 31
	2009	2008
Weighted-average life (in years)	3.8	2.7
Weighted-average discount rate	11.7%	10.9%
     Contractual Servicing Fees Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income (loss) on the consolidated statements of operations (in thousands).

	For the Three Months
	Ended March 31,
	2009	2008
Residential real estate	$38,486	$27,967
Consumer	1,482	2,442

Total	$39,968	$30,409

Note 11. Warrant Liabilities
     At March 31, 2009, the Company has liabilities to warrant holders amounting to $44.9 million. This amount is made up of a liability for the Treasury Warrant of $36.8 million and for the May Investor Warrants of $8.1 million. These warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
     The Treasury Warrant liability arose in conjunction with the Company’s participation in TARP. As described in Note 12, “Stockholders’ Equity,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. Upon receipt of stockholder approval to increase the amount of authorized common shares, the Company expects to mark the liability to market at that date and subsequently reclassify the Treasury warrant liability to additional paid in capital attributable to preferred stockholders.
     As described in Note 2, “Issuance of Warrants to Certain Stockholders,” the Company, as a result of the capital investment by MatlinPatterson and the Treasury, granted warrants to the May Investors for the purchase of 14.3 million shares of the Company’s common stock at $0.62 per share. The warrants expire in ten years if not exercised. The May Investor Warrants, unlike the Treasury Warrants, contain certain provisions that would allow the $0.62 exercise price to be reduced. As such, these warrants are required to be accounted for as liabilities and recorded at fair value. On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor warrants at their fair value of $6.1 million. On March 31, 2009, the Company marked these warrants to market which resulted in an increase in the liability of $2.0 million. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. The Company expects to mark the May Investor warrants to market quarterly until exercised.
Note 12. Stockholder’s Equity
Preferred Stock
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at March 31, 2009 is summarized as follows (dollars in thousands):

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital
Series B — convertible	—	—	300,000	$3	$271,574
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	3	239,574

				$6	$511,148

     On January 30, 2009, MatlinPatterson purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock for $250 million. Such preferred shares will automatically convert at $0.80 per share, into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. Also on January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which the Company agreed to sell to MatlinPatterson an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval, the 50,000 shares of Additional Preferred Stock will automatically convert into 62.5 million shares of the Company’s common stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon receipt of stockholder approved to convert these preferred shares to the Company’s common stock, the net proceeds of the offering will be reclassified to common stock and additional paid in capital attributable to common stockholders.
     On January 30, 2009, the Company sold to the Treasury, 266,657 shares of the Company’s Series C fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share. The preferred stock and warrant qualify as Tier 1 capital. The preferred stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued common shares at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such warrants as a liability and record the warrants at their fair value of $27.7 million. The Company’s Series C fixed rate cumulative non-convertible preferred stock and additional paid in capital attributable to preferred stock was recorded in stockholders’ equity as the difference between the cash received from the Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on these preferred shares is represented by the initial fair value of the warrants. This discount will be accreted to additional paid in capital attributable to preferred shares over seven years using the interest method.
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	March 31,	December 31,
	2009	2008
Net unrealized loss on securities available for sale	$(105,029)	$(81,742)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2009	December 31, 2008
Gain (reclassified to earnings) on interest rate swap derecognition	$—	$(363)
Related tax expense	—	127
Gain (reclassified to earnings) on sales of securities available for sale	—	(5,019)
Related tax expense	—	1,757
Loss (reclassified from retained earnings) for adoption of FSP FAS 115-2 and FAS 124-2	(50,638)	—
Related tax benefit	17,724	—
Loss (reclassified to earnings) for other than temporary impairment of securities available for sale	17,242	62,370
Related tax benefit	(6,034)	(21,829)
Unrealized loss on securities available for sale	(2,431)	(165,061)
Related tax benefit	850	57,771

Change	$(23,287)	$(70,247)

Note 13. Derivative Financial Instruments
     The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2009 and December 31, 2008:
-Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sales contracts;
-Rate lock commitments;
-Interest rate swap agreements; and
-Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $6.7 million and $20.8 million for the three months ended March 31, 2009 and 2008, respectively, on its hedging activity relating to loans held for sale. The Company additionally hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchasing forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of Treasury futures contracts and options on Treasury futures contracts.
     The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current borrowings and anticipated deposits. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under SFAS 133, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive loss to current period operations are included in the line item in which the hedged cash flows are recorded. On January 1, 2008, the Company derecognized all cash flow hedges.
     The Company recognizes changes in hedge values from designated SFAS 133 hedges discussed above in the same consolidated statement of operations captions where such change occurs.
     The Company had the following derivative financial instruments (dollars in thousands):

	March 31, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$4,403,343	$82,645	2009
Forward agency and loan sales	4,624,969	(58,572)	2009
Mortgage servicing rights derivatives:
Treasury and agency futures/forwards	3,920,000	37,232	2009
Borrowings and advances derivatives:
Interest rate swaps (LIBOR)	25,000	(1,349)	2010

	December 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$6,250,222	$78,613	2009
Forward agency and loan sales	5,216,903	(61,256)	2009
Mortgage servicing rights:
Treasury and agency futures/forwards	2,885,000	60,813	2009
Treasury options	1,000,000	17,219	2009
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(1,280)	2010
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
Note 14. Stock-Based Compensation
     For the three months ended March 31, 2009 and 2008, the Company recorded stock-based compensation expense of $0.3 million ($0.2 million net of tax) and $0.8 million ($0.5 million net of tax), respectively.
Stock Options
     During the quarters ended March 31, 2009 and 2008, there were no stock options granted.
Cash-Settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SAR”) to officers and key employees in connection with year-end compensation. Cash-settled SARs generally vest at the rate of 25% of the grant on each of the first four annual anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date. Grants of SARs may be settled only in cash and once made, may not be later amended or modified to be settled in common stock or a combination of common stock and cash.

     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled SARs issued during the three months ended March 31, 2009: dividend yield of zero; expected volatility of 150.6%; a risk-free rate range of 0.8% to 1.4%; and an expected life range of 2.2 years to 3.8 years.
     The following table presents the status and changes in cash-settled SARs:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2008	1,315,599	$10.47	$0.34
Granted	—	—	—
Vested	(394,230)	11.34	0.36
Forfeited	(25,346)	10.99	0.37

Non-vested balance at March 31, 2009	896,023	10.07	0.40

Restricted Stock
     The Company issues restricted stock to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses of approximately $0.2 million and $0.3 million with respect to restricted stock for each of the periods ended March 31, 2009 and 2008, respectively. As of March 31, 2009, restricted stock outstanding had a market value of $0.1 million.

		Weighted Average
		Grant Date Fair Value
	Shares	per Share

Restricted Stock:
Non-vested at December 31, 2008	285,588	$8.01
Granted	—	—
Vested	(161,795)	8.79
Canceled and forfeited	(2,882)	6.86

Non-vested at March 31, 2009	120,911	6.99

Note 15. Segment Information
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

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended March 31, 2009
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2009:
Net interest income	$49,273	$7,457	$—	$56,730
(Loss) gain on sale revenue	(17,242)	206,824	—	189,582
Other income (loss)	31,026	(29,649)	—	1,377

Total net interest income and non-interest income	63,057	184,632	—	247,689
(Loss) earnings before federal income taxes	(145,334)	52,140	—	(93,194)
Depreciation and amortization	2,563	3,213	—	5,776
Capital expenditures	1,085	3,702	—	4,787
Identifiable assets	15,193,765	6,471,052	(4,855,000)	16,809,817
Inter-segment income (expense)	36,413	(36,413)	—	—

	For the Three Months Ended March 31, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$28,871	$25,927	$—	$54,798
Gain on sale revenue	—	63,712	—	63,712
Other income (loss)	3,855	(14,893)	—	(11,038)

Total net interest income and non-interest income	32,726	74,746	—	107,472
(Loss) earnings before federal income taxes	(31,472)	15,514	—	(15,958)
Depreciation and amortization	2,983	3,451	—	6,434
Capital expenditures	9,811	—	—	9,811
Identifiable assets	14,803,758	4,004,554	(2,885,000)	15,923,312
Inter-segment income (expense)	21,638	(21,638)	—	—

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
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 15 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a broad range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. We also gather deposits within these three states and also via the internet. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At March 31, 2009, we operated a network of 177 banking centers and provided banking services to approximately 140,400 customers. During the first three months of 2009, we opened two banking centers, including one in Michigan and one in Georgia. During 2009, we expect to open one additional branch in the Atlanta, Georgia area and close up to three branches.
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
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended
	March 31,
	2009	2008
Return on average assets	(1.68)%	(0.27)%
Return on average equity	(33.64)%	(5.93)%
Efficiency ratio	73.8%	83.0%
Equity/assets ratio (average for the period)	5.00%	4.48%
Mortgage loans originated or purchased	$9,499,744	$7,859,988
Other loans originated or purchased	$20,027	$149,981
Mortgage loans sold and securitized	$7,699,063	$7,160,328
Interest rate spread — bank only [1]	1.63%	1.61%
Net interest margin — bank only [2]	1.67%	1.66%
Interest rate spread — consolidated [1]	1.59%	1.48%
Net interest margin — consolidated [2]	1.59%	1.55%
Dividend payout ratio	N/A	N/A
Average common shares outstanding	88,210 (4)	60,312
Average fully diluted shares outstanding	88,210 (4)	60,753
Charge-offs to average investment loans (annualized)	3.00%	0.80%

	March 31,	December 31,	March 31,
	2009	2008	2008
Equity-to-assets ratio	5.54%	3.33%	4.42%
Core capital ratio [3]	7.22%	4.95%	5.64%
Total risk-based capital ratio [3]	13.58%	9.10%	10.47%
Book value per common share	$4.03 (4)	$5.65	$11.66
Number of common shares outstanding	90,379	83,627	60,325
Mortgage loans serviced for others	$58,856,128	$55,870,207	$38,378,056
Capitalized value of mortgage servicing rights	0.88%	0.93%	1.30%
Ratio of allowance to non-performing loans	58.7%	59.7%	47.9%
Ratio of allowance to loans held for investment	5.21%	4.14%	1.42%
Ratio of non-performing assets to total assets	5.46%	5.33%	2.51%
Number of banking centers	177	175	167
Number of home lending centers	61	104	138
Number of salaried employees	3,285	3,246	3,170
Number of commissioned employees	519	674	839

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

[4]	Does not reflect the 300,000 shares of Series B convertible participating voting preferred stock that upon stockholder approval, will convert to 375,000,000 shares of common stock, the Treasury warrant to purchase 64.5 million shares of common stock, or the May Investor warrant to purchase 14.3 million shares of common stock.

Results of Operations
Net Loss
     Net loss applicable to common stockholders for the three months ended March 31, 2009 was $67.4 million, $(0.76) per share-diluted, a $56.8 million increase from the loss of $10.6 million, $(0.18) per share-diluted, reported in the comparable 2008 period. The overall increase resulted from a $93.5 million increase in non-interest expense and a $122.0 million decrease in net interest income after provision for loan losses, offset by a $138.3 million increase in non-interest income and a $23.3 million increase in federal income tax benefit and an increase of $2.9 million preferred stock dividends.
Net Interest Income
     We recorded $56.7 million in net interest income before provision for loan losses for the three months ended March 31, 2009, a 3.5% increase from $54.8 million recorded for the comparable 2008 period. The increase reflects a $25.9 million decrease in interest income offset by a $27.8 million decrease in interest expense, primarily as a result of rates paid on deposits that decreased more than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the three months ended March 31, 2009, as compared to the same period in 2008, our average interest-earning assets decreased by $0.2 billion and our average interest-paying liabilities increased by $0.1 billion.
     Average interest-earning assets as a whole repriced down 67 basis points during the three months ended March 31, 2009 and average interest-bearing liabilities repriced down 78 basis points during the same period, resulting in the increase in our interest rate spread of 11 basis points to 1.59% for the three months ended March 31, 2009, from 1.48% for the comparable 2008 period. The Company recorded a net interest margin of 1.59% at March 31, 2009 as compared to 1.55% at March 31, 2008. At the Bank level, the net interest margin was 1.67% at March 31, 2009, as compared to 1.66% at March 31, 2008.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $1.7 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	For the Three Months Ended March 31,
	2009			2008
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$2,852,951	$36,199	5.08%	$3,028,584	$49,785	6.58%
Loans held for investment	9,090,561	122,423	5.41%	8,519,898	126,509	5.94%
Mortgage-backed securities held to maturity	—	—	—	1,204,907	15,576	5.20%
Securities classified as available for sale or trading	1,822,084	25,477	5.63%	1,098,405	15,591	5.71%
Interest-bearing deposits	225,940	856	1.54%	294,170	2,768	3.78%
Other	35,410	23	0.26%	37,332	624	6.72%

Total interest-earning assets	14,026,946	$184,978	5.29%	14,183,296	$210,853	5.96%
Other assets	2,000,834			1,795,670

Total assets	$16,027,780			$15,978,966

Interest-bearing liabilities
Deposits	$8,430,158	$67,350	3.24%	$7,417,013	$84,050	4.56%
FHLB advances	5,270,548	56,809	4.37%	6,008,462	64,558	4.32%
Security repurchase agreements	108,000	1,153	4.33%	332,936	3,155	3.81%
Other	248,660	2,936	4.79%	248,695	4,292	6.94%

Total interest-bearing liabilities	14,057,366	$128,248	3.70%	14,007,106	$156,055	4.48%
Other liabilities	1,168,880			1,256,598
Stockholders’ equity	801,534			715,262

Total liabilities and stockholders’ equity	$16,027,780			$15,978,966

Net interest-earning assets	$(30,420)			$176,190

Net interest income		$56,730			$54,798

Interest rate spread [1]			1.59%			1.48%

Net interest margin [2]			1.59%			1.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			100%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

     Rate/Volume Analysis. The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities, which are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial average rate constant) and the changes related to average interest rates (changes in average rates while holding the initial average balance constant). Changes attributable to both a change in volume and a change in rates are included as changes in rate.

	For the Three Months Ended March 31,
	2009 Versus 2008
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(10,697)	$(2,889)	$(13,586)
Loans held for investment	(12,560)	8,474	(4,086)
Mortgage-backed securities-held to maturity	—	(15,576)	(15,576)
Securities classified as available for sale or trading	(445)	10,331	9,886
Interest-earning deposits	(1,267)	(645)	(1,912)
Other	(569)	(32)	(601)

Total	(25,538)	(337)	(25,875)

Interest-bearing liabilities:
Deposits	(28,250)	11,550	(16,700)
FHLB advances	220	(7,969)	(7,749)
Security repurchase agreements	140	(2,142)	(2,002)
Other	(1,355)	(1)	(1,356)

Total	(29,245)	1,438	(27,807)

Change in net interest income	$3,707	$(1,775)	$1,932

Provision for Loan Losses
     During the three months ended March 31, 2009, we recorded a provision for loan losses of $158.2 million as compared to $34.3 million recorded during the same period in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio and had the effect of increasing our allowance for loan losses by $90.0 million. Net charge-offs increased in the 2009 period to $68.2 million, compared to $16.9 million for the same period in 2008, and as a percentage of investment loans, increased to an annualized 3.00% from 0.80%. The increase in charge-offs as a percentage of investment loans reflects the Bank’s worsening credit quality as demonstrated by increases in net charge-offs and non-performing loans. See “Analysis of Items on Statement of Financial Condition — Assets — Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net gain (loss) on sales of MSRs, (vi) net gain (loss) on securities available for sale, (vii) net gain (loss) on trading securities and (viii) other fees and charges. During the three months ended March 31, 2009, non-interest income increased to $191.0 million from $52.7 million in the comparable 2008 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Loan fees recorded during the three months ended March 31, 2009 totaled $32.9 million compared to $0.9 million collected during the comparable 2008 period. During the three month period ending March 31, 2009, we recorded gross loan fees and charges of $33.0 million, an increase of $7.4 million from the $25.6 million recorded in 2008. The increases in loan fees and charges resulted principally from our decision to account for the majority of our loans held for sale at fair value. As such, we no longer apply SFAS 91 to such loans. Prior to December 31, 2008, we recorded fee income net of any fees deferred for the purposes of complying with SFAS 91. In accordance with SFAS 91, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During the three month ended March 31, 2009, we deferred only $35,000 of fee revenue in accordance with SFAS 91 for loans not accounted for under fair value, compared to $24.7 million in 2008.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.
     During the three months ended March 31, 2009 we recorded $7.2 million in deposit fees versus $6.0 million in the comparable 2008 period. This increase is attributable to the increase in our deposit base as our banking franchise continues to expand.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. The majority of our MSRs are accounted for on the fair value method. See Note 10 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.
     The following table summarizes net loan administration loss (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Servicing fees on consumer mortgage servicing
Servicing fees, ancillary income and charges	$1,482	$2,442
Amortization expense — consumer	(650)	(612)
Impairment (loss) recovery — consumer	(1,548)	119

Total net loan administration (loss) income — consumer	(716)	1,949
Servicing fees on residential mortgage servicing
Servicing fees, ancillary income and charges	38,486	27,967
Gain on hedging activity	7,060	13,128
Fair value adjustments	(76,631)	(60,090)

Total net loan administration losses — residential	(31,085)	(18,995)

Total loan administration loss	$(31,801)	$(17,046)

     Losses from loan administration increased to $31.8 million for the three months ended March 31, 2009 from $17.0 million for the same period in 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during the three month period ended March 31, 2009 compared to the same period ended March 31, 2008, primarily as a result of our increased loans serviced for others. The total unpaid principal balance of loans serviced for others was $58.9 billion at March 31, 2009, versus $38.4 billion at March 31, 2008. We recognized a reduction in the fair value of our residential MSRs of $76.6 million for the three months ended March 31, 2009 as compared to $60.1 million for the same period in 2008. The $76.6 million downward adjustment in fair value was primarily due to the write off of fair value for payoffs of $36.3 and the decrease in fair value due to the recognition of service fees collected in the amount of $38.5 million.
     The loan administration loss of $31.8 million does not include $23.7 million of gains in mortgage backed securities that were held on our consolidated statement of financial condition as economic hedges of our MSR asset during the three month period ending March 31, 2009. These gains were recorded in gain on trading securities within our consolidated statement of operations, as appropriate.
     During the 2009 period, we recorded revenues from servicing fees, ancillary income and charges on our consumer MSRs for $1.5 million, which was offset by amortization of $0.6 million and an impairment of $1.5 million. The decrease in the servicing fees, ancillary income and charges for the three month period ended March 31, 2009 versus the same period ended in 2008 was due to the decrease in consumer loans serviced for others. At March 31, 2009, the total unpaid principal balance of consumer loans serviced for others was $1.1 billion versus $1.3 billion serviced at March 31, 2008. While the impairment of $1.5 million was the result of increased delinquency assumptions.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008 and into 2009, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Ginnie Mae insured loans, which have provided us with loan pricing opportunities for conventional residential mortgage products.
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended March 31,
	2009	2008
Net gain on loan sales	$195,694	$63,425

Loans sold or securitized	$7,699,063	$7,160,328
Spread achieved	2.54%	0.89%
     For the three months ended March 31, 2009, there was a net gain on loan sales of $195.7 million, an increase of $132.3 million over the $63.4 million gain in the 2008 period. The 2009 period reflects the sale of $7.7 billion in loans versus $7.2 billion sold in the 2008 period. Management believes changes in market conditions during the 2009 period resulted in an increased mortgage loan origination volume ($9.5 billion in the 2009 period versus $7.9 billion in the 2008 period) and an increased overall gain on sale spread (254 basis points in the 2009 period versus 89 basis points in the 2008 period). Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of our adoption on the current quarter’s operations amounted to $22.0 million. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at March 31, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $6.7 million and $20.8 million for the three months ended March 31, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.3 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $3.8 million and $3.0 million, for the three months ended March 31, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $86.5 million and $95.4 million for the three months ended March 31, 2009 and 2008, respectively.
     Net Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. At the time of the MSR sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and transaction costs. Because we carry most of our MSRs at fair value, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.
     For the three months ended March 31, 2009, the net gain (loss) on the sale of MSRs decreased from a $0.3 million gain during the first quarter of 2008 to a loss on sale of MSRs of $0.1 million during the comparable period in 2009.
     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs. In addition to recognizing any gains or losses upon the sale of the securities, we may also incur net losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment.
     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Company are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2009, sales of these agency securities with underlying mortgage products originated by the Company were $418.7 million resulting in $11.1 million of net gain on loan sale versus $1.5 billion resulting in $2.9 million of net loss on loan sale during the same period in 2008.
     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended March 31, 2009 nor for the same period in 2008.

     During the fourth quarter of 2008, the Company recognized an other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. Under the newly adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive income as a cumulative adjustment.
     In the three months ended March 31, 2009, additional credit losses on the original three and seven additional CMOs totaled $17.2 million, which was recognized in current operations. At March 31, 2009, the total amount of other than temporary impairment credit losses totaled $31.8 million.
     Gain (Loss) on Trading Securities. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these do not qualify as an accounting hedge as defined in SFAS 133. Gain (loss) on securities classified as trading is the result of a change in the estimated fair value of the securities or actual gain (loss) on sale of a trading security. Loss on residuals classified as trading is a result of a reduction in the estimated fair value of the securities with the related loss recorded in the consolidated statement of operations.
     During the first quarter of 2009, we recorded a gain on trading securities of $11.2 million versus a loss of $9.5 million for the same period in 2008.
     We recognized a loss of $12.5 million for the three months ended March 31, 2009 versus a loss of $9.5 million for the three months ended March 31, 2008 related to the Company’s private securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses underlying the securitizations.
     For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $23.7 million for the quarter ended March 31, 2009, with $21.4 million of that gain attributable to agency mortgage backed securities held at March 31, 2009.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     During the three months ended March 31, 2009, we recognized a reduction in dividends on FHLB stock of $5.2 million. We also recorded $2.5 million and $1.5 million in subsidiary income for the three months ended March 31, 2009 and 2008, respectively. Additionally, other fees and charges were decreased by $10.8 million during the three months ended March 31, 2009 as opposed to an increase of $1.4 million for the corresponding period in 2008, related to a change in estimate of our secondary market reserve which relates to expected credit losses on loans sold to the secondary market in prior periods. During the three month period ended March 31, 2009, we recognized a gain on the interest rate swaps of $0.1 million, compared to a loss of $1.6 million during the three months ended March 31, 2008.

Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91. As required by SFAS 91, mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available for sale using the fair value method and therefore no longer apply SFAS 91 to those loans (dollars in thousands).

	For the Three Months Ended
	March 31,
	2009	2008
Compensation and benefits	$58,654	$56,626
Commissions	33,415	29,316
Occupancy and equipment	18,879	19,854
Advertising	2,494	2,324
Federal insurance premium	4,236	1,527
Communications	1,725	2,108
Other taxes	1,007	891
Asset resolution	24,873	3,741
Other	37,669	5,085

Subtotal	182,952	121,472
Less: capitalized direct costs of loan closings, under SFAS 91	(283)	(32,304)

Non-interest expense	$182,669	$89,168

Efficiency ratio (1)	73.8%	83.0%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expense, before the capitalization of loan origination costs, increased $61.5 million to $183.0 million during the three months ended March 31, 2009, from $121.5 million for the comparable 2008 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	The banking operation conducted business from 10 more facilities at March 31, 2009 than at March 31, 2008.

•	The home lending operation originated $9.5 billion in residential mortgage loans during the 2009 quarter versus $7.9 billion in the comparable 2008 quarter.

•	We employed 3,285 salaried employees at March 31, 2009 versus 3,170 salaried employees at March 31, 2008.

•	We employed 186 full-time national account executives at March 31, 2009 versus 246 at March 31, 2008.

•	We employed 333 full-time retail loan originators at March 31, 2009 versus 593 at March 31, 2008.
     Compensation and benefits expense increased $2.0 million during the 2009 period from the comparable 2008 period to $58.7 million, with the increase primarily attributable to additional staff and support personnel for the newly-opened banking centers, additional underwriters who specialize in governmental loan products and additional loan workout specialists.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $4.1 million increase. This increase reflects the increased loan originations over the comparable period.
     Asset resolution expense consists of foreclosure costs and loss provisions and gains and losses on the sale of real estate owned (“REO”) properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $21.1 million to $24.9 million during the 2009 period from the comparable 2008 period. Because of the climate in the housing market, write downs of REO properties increased from $0.9 million to $17.4 million, an increase of $16.1 million net of any gain on REO sales and recovery of related amounts.

     Other expenses totaled $37.7 million during 2009 compared to $5.1 million in 2008. The 639.2% increase was primarily due to an $11.1 million increase in the value of warrants issued in January 2009, and a $10.4 million increase in loss reserves related to our reinsurance company.
     During the three months ended March 31, 2009, we capitalized direct loan origination costs of $0.3 million, a decrease of $32.0 million from $32.3 million for the comparable 2008 period. This 99.1% decrease is a result of our adoption of fair value accounting for the majority of our loans held for sale that were originated during 2009.
Provision for Federal Income Taxes
     For the three months ended March 31, 2009, our benefit for federal income taxes as a percentage of pretax loss was 30.8% compared to 33.6% in 2008. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Additionally, the 2009 period was affected by non-deductible warrant expense of $11.1 million.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them for liquidity purposes and as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in FAS 133.
     For the three months ended March 31, 2009 the balance was $1.7 billion compared to $0.5 billion at December 31, 2008. The balance has increased as part of our overall liquidity and MSR portfolio requirements.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs decreased from $1.1 billion at December 31, 2008, to $0.8 billion at March 31, 2009. See Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other Investments. Our investment portfolio increased from $34.5 million at December 31, 2008, to $37.0 million at March 31, 2009. Investment securities consist of contractually required collateral, regulatory required collateral, and investments made by our non-bank subsidiaries.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At March 31, 2009, we held loans available for sale of $3.7 billion, which was an increase of $2.2 billion from $1.5 billion held at December 31, 2008. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates increase, loan originations tend to decrease. Beginning January 1, 2009, we elected to record the majority of loans available for sale on the fair value method and will not apply SFAS 91 to those loans. At March 31, 2009, all but approximately $0.1 billion of our loans available for sale were recorded on a fair value basis. See Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans Held for Investment. Loans held for investment at March 31, 2009 decreased $225.9 million from December 31, 2008. The decrease was principally attributable to a decrease in first mortgage loans and increased reserves. See Note 8 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein.
     Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable and inherent losses in our loans held for investment portfolio as of the date of the consolidated financial statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified.
     The allowance for loan losses increased to $466.0 million at March 31, 2009 from $376.0 million at December 31, 2008, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 58.7% from 59.7% at March 31, 2009 and December 31, 2008, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more) increased to $793.7 million at March 31, 2009 from $629.5 million at December 31, 2008. The allowance for loan losses as a percentage of investment loans increased to 5.21% at March 31, 2009 from 4.14% at December 31, 2008. The increase in the allowance for loan losses at March 31, 2009 reflects management’s assessment of the effect of increased levels of charge-offs within the higher risk loan categories, (i.e. commercial real estate, HELOCs, second mortgages and other consumer loans). The delinquency rate increased in the first quarter to 12.61% as of March 31, 2009, up from 10.59% as of December 31, 2008.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At March 31, 2009, 69.6% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	March 31,	December 31,
	2009	2008
Days Delinquent	(Dollars in thousands)
30	$192,142	$157,683
60	142,521	134,685
90	793,713	629,457

Total	$1,128,376	$921,825

Investment loans	$8,946,195	$8,706,121

Delinquency %	12.61%	10.59%

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” treats a loan as delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $275.4 million, 60 day delinquencies equaled $161.5 million and 90 day delinquencies equaled $901.9 million at March 31, 2009. Total delinquent loans under the MBA Method total $1.3 billion or 15.0% of loans held for investment at March 31, 2009, as compared to, delinquent loans at December 31, 2008 of $1.1 billion, or 13.19% of total loans held for investment.

     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	For the Three Months Ended		For the Year Ended
	March 31,	March 31,	December 31,
	2009	2008	2008
Beginning balance	$376,000	$104,000	$104,000
Provision for loan losses	158,214	34,262	343,963
Charge-offs
Mortgage loans	(38,462)	(6,182)	(47,814)
Consumer loans	(6,983)	(1,674)	(6,505)
Commercial loans	(22,633)	(8,847)	(15,774)
Construction loans	(789)	(27)	(1,872)
Other	(575)	(462)	(2,006)

Total charge-offs	(69,442)	(17,192)	(73,971)

Recoveries
Mortgage loans	918	51	480
Consumer loans	178	141	978
Commercial loans	—	7	36
Construction loans	33	—	—
Other	99	131	514

Total recoveries	1,228	330	2,008

Charge-offs, net of recoveries	(68,214)	(16,862)	(71,963)

Ending balance	$466,000	$121,400	$376,000

Net charge-off ratio	3.00%	0.80%	0.79%

     Accrued Interest Receivable. Accrued interest receivable increased from $56.0 million at December 31, 2008, to $62.8 million at March 31, 2009, as our total earning assets increased. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended March 31, 2009 and 2008, we repurchased $13.2 million and $5.9 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $14.8 million at March 31, 2009 and $16.5 million at December 31, 2008, and is included within other assets in our consolidated statements of financial condition.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $246.2 million at March 31, 2009 and December 31, 2008. Our investment in property and equipment has essentially remained constant due to our decision to limit our branch expansion.
     Mortgage Servicing Rights. At March 31, 2009, MSRs included residential MSRs at fair value amounting to $515.5 million and consumer MSRs at amortized cost amounting to $7.2 million. At December 31, 2008, residential MSRs amounted to $511.3 million and consumer MSRs at amortized cost amounted to $9.5 million. During the three month period ended March 31, 2009 and 2008, we recorded additions to our residential MSRs of $82.7 million and $100.7 million, respectively, due to loan sales or securitizations. Changes in interest rates and other environmental factors caused a reduction in the fair value of our residential class of MSRs for the three month period ended March 31, 2009. The changes were reflected in the servicing fees accrued of approximately $38.5 million, underlying loan payoffs of $36.3 million and other factors of $3.7 million. During the 2008 period, we recorded fair value adjustments to reduce the fair value of the residential MSRs by $60.1 million. The adjustment included approximately $17.9 million in underlying loan payoffs, $28.0 million of servicing fees and $14.1 million of market driven charges, primarily a decrease in mortgage loan rates that led to an expected increase in prepayment speeds. See Note 10 of the Notes to the Consolidated Financial Statements in Item 1 Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $58.9 billion at March 31, 2009 versus $55.9 billion at December 31, 2008, with the increase primarily attributable to our increased loan origination activity for 2009 and no bulk MSR sales during the period.
     Other Assets. Other assets are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Repurchased assets	$14,830	$16,454
Receivable for FHA insured loans / assets	124,690	83,709
Escrow advances	60,952	56,542
Tax assets, net	205,830	181,601
Derivative assets, including margin accounts	73,604	93,686
Other	62,283	72,742

Total other assets	$542,189	$504,734

     Other assets increased $37.5 million, or 7.4%, to $542.2 million at March 31, 2009 from $504.7 million at December 31, 2008. The majority of the increase was attributable to an increase of $41.0 million of our receivables of repurchased FHA insured loans and a $24.2 million increase in our tax assets, net, due to our loss for the quarter ended March 31, 2009.
Liabilities
     Deposit Accounts. Deposit accounts increased $1.9 billion to $9.8 billion at March 31, 2009, from $7.8 billion at December 31, 2008. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	March 31, 2009			December 31, 2008
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$427,167	0.30%	4.37%	$416,920	0.47%	5.32%
Savings accounts	446,440	1.80	4.56	407,501	2.24	5.20
MMDA	662,273	2.11	6.77	561,909	2.61	7.17
Certificates of deposit (1)	4,647,037	3.67	47.48	3,967,985	3.94	50.61

Total Retail Deposits	6,182,917	3.13	63.18	5,354,315	3.40	68.30

Municipal deposits(2)	616,319	1.80	6.30	597,638	2.84	7.62
National accounts	2,237,363	3.23	22.86	1,353,558	4.41	17.26
Company controlled deposits(3)	749,102	—	7.66	535,494	—	6.82

Total Deposits	$9,785,701	2.83%	100.0%	$7,841,005	3.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion at March 31, 2009 and December 31, 2008.

(2)	Municipal deposits include funds from municipalities and public units.

(3)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The municipal deposit channel was $616.3 million and $597.6 million at March 31, 2009 and December 31, 2008, respectively. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through the use of investment banking firms. National deposit accounts increased a net $0.9 billion to $2.2 billion at March 31, 2009, from $1.4 billion at December 31, 2008. At March 31, 2009, the national deposit accounts had a weighted maturity of 12 months.

     The Company controlled accounts increased $0.2 billion to $0.7 billion at March 31, 2009. This increase reflects the increase in mortgage loans serviced for others.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Fixed rate putable advances	$2,150,000	4.02%	$2,150,000	4.02%
Short-term fixed rate term advances	750,000	4.66%	650,000	4.79%
Long-term fixed rate term advances	2,300,000	4.58%	2,400,000	4.55%

Total	$5,200,000	4.36%	$5,200,000	4.36%

     At March 31, 2009, FHLB advances remained unchanged from $5.2 billion at December 31, 2008. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.0 billion at March 31, 2009.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. At both March 31, 2009 and December 31, 2008, we had security repurchase agreements amounting to $108.0 million.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At both March 31, 2009 and December 31, 2008, we had $248.7 million of long-term debt.
     Accrued Interest Payable. Our accrued interest payable decreased $6.6 million from December 31, 2008 to $29.5 million at March 31, 2009. The decrease was principally due to the decrease in interest rates during 2009 on our interest-bearing liabilities.
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
     The secondary market reserve increased $6.4 million to $48.9 million at March 31, 2009, from $42.5 million at December 31, 2008. This increase is attributable to the Company’s expected losses and historical experience of repurchases and claims.

     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended March 31,
	2009	2008
Balance, beginning of period	$42,500	$27,600
Provision
Charged to gain on sale for current loan sales	3,802	2,997
Charged to other fees and charges for changes in estimates	10,829	(1,364)

Total	14,631	1,633
Charge-offs, net	(8,231)	(1,833)

Balance, end of period	$48,900	$27,400

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at March 31, 2009 is adequate.
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
     Retail deposits increased to $6.2 billion at March 31, 2009, as compared to $5.4 billion at December 31, 2008.
     Mortgage loans sold during the three months ended March 31, 2009 totaled $7.7 billion, an increase of $0.5 billion from the $7.2 billion sold during the same period in 2008. This increase reflects our $1.6 billion increase in mortgage loan originations during the three months ended March 31, 2009. We attribute this increase to a falling interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and an increase in market share. We sold 80.1% and 89.4% of our mortgage loan originations during the three month periods ended March 31, 2009 and 2008, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.0 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At March 31, 2009, we had available collateral sufficient to access $5.8 billion of the line of which $0.6 billion was still available at March 31, 2009. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At March 31, 2009, we had arrangements to enter into security repurchase agreements which, is a form of collateralized short-term borrowing, with multiple financial institutions (each of which is a primary dealer for Federal Reserve purposes). Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At both March 31, 2009 and 2008, our security repurchase agreements totaled $108.0 million which was secured by $117.7 million of collateralized mortgage obligations classified as securities available for sale.
     At March 31, 2009, we had arrangements with the Federal Reserve Bank of Chicago (“FRB”) to borrow as needed from its discount window. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At March 31, 2009, we had pledged commercial loans amounting to $1.0 billion with a lendable value of $0.7 billion. At March 31, 2009, we had no borrowings outstanding against this line of credit.
     At March 31, 2009, we had outstanding rate-lock commitments to lend $4.4 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $3.8 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at March 31, 2009, we had outstanding commitments to sell $4.6 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.1 billion at March 31, 2009, including $618.1 million of unused warehouse lines of credit to various mortgage companies, of which we had advanced $577.7 million at March 31, 2009. There were $10.8 million in undrawn lines of credit contained within consumer loans.
     Regulatory Capital Adequacy. At March 31, 2009, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” The Company is not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in nine separate private offerings to the capital markets and as to which $247.4 million of such securities were outstanding at March 31, 2009.

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
     In addition to the home lending and mortgage servicing operations, our banking operations may be exposed to market risk due to differences in the timing of the maturity or repricing of assets versus liabilities, as well as the potential shift in the yield curve. This risk is evaluated and managed on a company-wide basis using a net portfolio value (“NPV”) analysis framework. The NPV analysis is intended to estimate the net sensitivity of the fair value of the assets and liabilities to sudden and significant changes in the levels of interest rates.
Item 4. Controls and Procedures
   (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
   (b) Changes in Internal Controls. During the quarter ended March 31, 2009, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
     The Company made no unregistered sales of its equity securities during the quarter ended March 31, 2009 that have not previously been reported.
Issuer Purchases of Equity Securities
     The Company made no purchases of its equity securities during the quarter ended March 31, 2009.
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
FLAGSTAR BANCORP, INC.

Date: May 7, 2009	/s/ Mark T. Hammond
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