Form 10-Q
period 2009-06-30
FLAGSTAR BANCORP INC
filed 2009-08-05
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-16577
(Exact name of registrant as specified in its charter).

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
Yes ☐ No ☑.
     As of July 29, 2009, 468,529,878 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under Part II, Item 1A of this Form 10-Q, including: (1) our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally; (2) general business, economic and political conditions may significantly affect our earnings; (3) we depend on our institutional counterparties to provide services that are critical to our business. If one of more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect our earnings, liquidity, capital position and financial condition; (4) defaults by another larger financial institution could adversely affect financial markets generally; (5) if we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected; (6) the value of our mortgage servicing rights could decline with reduction in interest rates; (7) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates; (8) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (9) changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios; (10) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Additionally, the performance of our standby and commercial letters of credit may be adversely affected as well. Consequently, our allowance for loan losses and guarantee liability may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (11) our secondary market reserve for losses could be insufficient; (12) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (13) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (14) our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (15) our inability to realize our deferred tax assets may have a material adverse affect on our consolidated results of operations and our financial condition; (16) we may be required to raise capital at terms that are materially adverse to our stockholders; (17) our holding company is dependent on the Bank for funding of obligations and dividends; (18) future dividend payments and equity repurchases are restricted by the terms of the Treasury’s equity investment in us; (19) we may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future; (20) the network and computer systems on which we depend could fail or experience a security breach; (21) our business is highly regulated; (22) our business has volatile earnings because it operates based on a multi-year cycle; (23) our loans are geographically concentrated in only a few states; (24) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (25) we are a controlled company that is exempt from certain NYSE corporate governance requirements; and (26) current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
     The unaudited condensed consolidated financial statements of the Company are as follows:
     Consolidated Statements of Financial Condition — June 30, 2009 (unaudited) and December 31, 2008.
     Unaudited Consolidated Statements of Operations — For the six and three months ended June 30, 2009 and 2008.
     Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — For the six months ended
            June 30, 2009 (unaudited) and for the year ended December 31, 2008.
     Unaudited Consolidated Statements of Cash Flows — For the six months ended June 30, 2009 and 2008.
     Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At June 30,	At December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash items	$687,872	$300,989
Interest-bearing deposits	236,317	205,916

Cash and cash equivalents	924,189	506,905
Securities classified as trading	1,603,480	542,539
Securities classified as available for sale	734,827	1,118,453
Other investments — restricted	39,300	34,532
Loans available for sale ($2,974,186 at fair value on June 30, 2009)	3,009,740	1,484,680
Loans held for investment	8,417,849	9,082,121
Less: allowance for loan losses	(474,000)	(376,000)

Loans held for investment, net	7,943,849	8,706,121

Total interest-earning assets	13,567,513	12,092,241
Accrued interest receivable	56,104	55,961
Repossessed assets, net	131,620	109,297
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	244,229	246,229
Mortgage servicing rights at fair value	658,209	511,294
Mortgage servicing rights, net	6,083	9,469
Other assets	698,219	504,734

Total assets	$16,423,292	$14,203,657

Liabilities and Stockholders’ Equity Liabilities
Deposits	$9,470,673	$7,841,005
Federal Home Loan Bank advances	5,151,907	5,200,000
Security repurchase agreements	108,000	108,000
Long term debt	300,207	248,660

Total interest-bearing liabilities	15,030,787	13,397,665
Accrued interest payable	36,453	36,062
Secondary market reserve	45,000	42,500
Other liabilities	395,531	255,137

Total liabilities	15,507,771	13,731,364
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share 25,000,000 shares authorized; 266,657 issued and outstanding at June 30, 2009	3	—
Common stock $0.01 par value, 750,000,000 shares authorized; 468,529,878 and 83,626,726 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	4,685	836
Additional paid in capital — preferred	241,125	—
Additional paid in capital — common	443,070	119,024
Accumulated other comprehensive loss	(96,448)	(81,742)
Retained earnings	323,086	434,175

Total stockholders’ equity	915,521	472,293

Total liabilities and stockholders’ equity	$16,423,292	$14,203,657

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
Interest Income
Loans	$156,761	$177,582	$315,383	$353,876
Mortgage-backed securities held to maturity	—	—	—	15,576
Securities classified as available for sale and trading	30,659	21,171	56,136	36,761
Interest-bearing deposits	426	1,376	1,283	4,145
Other	2	435	24	1,059

Total interest income	187,848	200,564	372,826	411,417

Interest Expense
Deposits	66,547	70,817	133,897	154,867
FHLB advances	57,284	63,327	114,093	127,885
Security repurchase agreements	1,166	1,207	2,319	4,362
Other	2,834	3,814	5,770	8,106

Total interest expense	127,831	139,165	256,079	295,220

Net interest income	60,017	61,399	116,747	116,197
Provision for loan losses	125,662	43,833	283,876	78,096

Net interest (expense) income after provision for loan losses	(65,645)	17,566	(167,129)	38,101

Non-Interest Income
Loan fees and charges	35,022	617	67,944	1,501
Deposit fees and charges	7,984	6,815	15,217	12,846
Loan administration	41,853	37,370	10,053	20,324
Net gain on loan sales	104,664	43,826	300,358	107,252
Net loss on sales of mortgage servicing rights	(2,544)	(834)	(2,626)	(547)
Net gain on sales of securities available for sale	—	4,869	—	4,869
Total other-than-temporary impairment (losses) recoveries	8,461	—	(103,633)	—
(Losses) recoveries recognized in other comprehensive income (before taxes)	8,788	—	(86,064)	—

Net impairment losses recognized in earnings	(327)	—	(17,569)	—
Loss on trading securities	(42,485)	(4,104)	(31,273)	(13,586)
Other fees and charges	(9,630)	11,718	(16,608)	20,293

Total non-interest income	134,537	100,277	325,496	152,952

Non-Interest Expense
Compensation and benefits	71,638	52,084	163,427	106,077
Occupancy and equipment	17,499	20,437	36,378	40,258
Asset resolution	17,977	8,039	42,850	11,780
Communication	1,627	1,801	3,350	3,586
Other taxes	1,098	384	2,105	1,276
General and administrative	61,979	10,991	106,377	19,928

Total non-interest expense	171,818	93,736	354,487	182,905

(Loss) earnings before federal income taxes	(102,926)	24,107	(196,120)	8,148
(Benefit) provision for federal income taxes	(31,261)	8,361	(59,957)	3,002

Net (Loss) Earnings	(71,665)	15,746	(136,163)	5,146
Preferred stock dividends/accretion	(4,921)	—	(7,841)	—

Net (Loss) Earnings Applicable To Common Stock	$(76,586)	$15,746	$(144,004)	$5,146

(Loss) earnings per share
Basic	$(0.32)	$0.24	$(0.88)	$0.08

Diluted	$(0.32)	$0.22	$(0.88)	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands)

					Accumulated
					Other			Total
	Preferred	Common	Additional Paid in Capital		Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Preferred	Common	Loss	Stock	Earnings	Equity

Balance at January 1, 2008	$—	$637	$—	$64,350	$(11,495)	$(41,679)	$681,165	$692,978
Net loss	—	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other than temporary impairment	—	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential MSR mortgage servicing rights	—	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	—	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	—	(587)	—	587	—	—
Stock options exercised	—	—	—	77	—	—	—	77
Stock-based compensation	—	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008	—	836	—	119,024	(81,742)	—	434,175	472,293
(Unaudited)
Net loss	—	—	—	—	—	—	(136,163)	(136,163)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	11,420	—	—	11,420
Change in net unrealized loss on securities available for sale	—	—	—	—	6,788	—	—	6,788

Total comprehensive loss	—	—	—	—	—	—	—	(117,955)
Cumulative effect for adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	—	507,494
Conversion of preferred stock	(3)	3,750	(268,574)	264,827	—	—	—	—
Issuance of common stock to management	—	67	—	5,254	—	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	31	—	4,345	—	—	—	4,376
Restricted stock issued	—	1	—	(46)	—	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	—	(5,629)	(5,629)
Accretion of preferred stock	—	—	2,211	—	—	—	(2,211)	—
Stock-based compensation	—	—	—	458	—	—	—	458
Tax effect from stock-based compensation	—	—	—	(465)	—	—	—	(465)

Balance at June 30, 2009	$3	$4,685	$241,125	$443,070	$(96,448)	$—	$323,086	$915,521

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Operating Activities
Net (loss) earning	$(136,163)	$5,146
Adjustments to net (loss) earnings to net cash used in operating activities
Provision for loan losses	283,876	78,096
Depreciation and amortization	11,957	13,011
Increase (decrease) in valuation allowance in mortgage servicing rights	2,016	(55)
Loss on fair value of residential mortgage servicing rights, net of hedging gains	13,887	44,064
Stock-based compensation expense	458	502
Loss on interest rate swap	227	627
Net loss on the sale of assets	1,464	82
Net gain on loan sales	(300,358)	(107,252)
Net loss on sales of mortgage servicing rights	2,626	547
Net loss (gain) on securities classified as available for sale	17,569	(4,869)
Net loss on trading securities	31,273	13,586
Proceeds from sales of trading securities	518,793
Proceeds from sales of loans available for sale	16,761,330	12,242,515
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(18,692,067)	(13,593,576)
Purchase of trading securities, net of principal repayments	(783,370)	—
(Increase) decrease in accrued interest receivable	(143)	6,418
Increase in other assets	(193,234)	(169,183)
Increase (decrease) in accrued interest payable	391	(4,317)
Net tax effect for stock grants issued	465	205
Decrease in federal income taxes payable	(10,270)	(34,161)
Increase in other liabilities	101,094	22,587

Net cash used in operating activities	(2,368,179)	(1,486,027)

Investing Activities
Net change in other investments	(4,768)	(2,942)
Repayment of mortgage-backed securities held to maturity	—	90,846
Proceeds from sale of investment securities available for sale	—	899,855
Repayment of investment securities available for sale	56,608	104,090
Proceeds from sales of portfolio loans	29,961	1,265,066
Origination of portfolio loans, net of principal repayments	325,416	182,688
Purchase of Federal Home Loan Bank stock	—	(24,499)
Investment in unconsolidated subsidiary	1,547	—
Proceeds from the disposition of repossessed assets	122,970	41,419
Acquisitions of premises and equipment, net of proceeds	(7,724)	(17,305)
Proceeds from the sale of mortgage servicing rights	27,536	—

Net cash provided by investing activities	551,546	2,539,218

Financing Activities
Net increase in deposit accounts	1,629,668	(758,556)
Net decrease in Federal Home Loan Bank advances	(48,093)	(565,000)
Net receipt of payments of loans serviced for others	35,279	(10,029)
Net receipt of escrow payments	20,356	17,585
Proceeds from the exercise of stock options	—	77
Net tax effect of stock grants issued	(465)	(205)
Issuance of junior subordinated debt	50,000	—
Issuance of preferred stock	544,365	45,797
Issuance of common stock	6,696	8,566

	For the Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Issuance of treasury stock	—	41,092
Dividends paid to preferred stockholders	(3,889)	—

Net cash provided by (used in) financing activities	2,233,917	(1,220,673)

Net increase (decrease) in cash and cash equivalents	417,284	(167,482)
Beginning cash and cash equivalents	506,905	340,169

Ending cash and cash equivalents	$924,189	$172,687

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$333,630	$93,106

Total interest payments made on deposits and other borrowings	$255,688	$299,537

Federal income taxes paid	$590	$5,808

Reclassification of mortgage loans originated available for sale then transferred to held for investment loans	$29,961	$1,255,416

Mortgage servicing rights resulting from sale or securitization of loans	$191,261	$203,838

Reclassification of mortgage backed securities held to maturity to securities available for sale	$—	$1,163,681

Conversion of mandatory convertible participating voting preferred stock to common stock	$271,577	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $16.4 billion in assets at June 30, 2009, Flagstar is the largest insured depository institution headquartered in Michigan.
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
     The Company sells or securitizes substantially all of the mortgage loans that it originates, and it generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a portion of its loan production in order to enhance the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.
     The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2. Recent Developments
Capital Investment
     On December 17, 2008, the Company entered into an investment agreement with MP Thrift Investments L.P. (“MatlinPatterson”), an entity formed by MP Thrift Global Partners III LLC, an affiliate of MatlinPatterson Global Advisors LLC, for the purchase by MatlinPatterson of 250,000 shares of a newly authorized series of our convertible participating voting preferred stock for $250 million. On January 30, 2009, MatlinPatterson consummated the purchase. Upon consummation, the Company became a “controlled company,” as defined in the rules of the New York Stock Exchange (the “NYSE”), based on MatlinPatterson’s beneficial ownership of a majority of the Company’s voting stock. As a “controlled company,” the Company is exempt from certain of the NYSE’s corporate governance requirements, including the requirement to maintain a majority of independent directors and requirements related to the compensation committee and the nomination/corporate governance committee. The terms of the preferred stock allowed MatlinPatterson to vote such shares on an as-converted basis and, as a result, MatlinPatterson controlled approximately 77.6% of the voting power of the Company as of January 30, 2009. Such preferred shares automatically converted, at $0.80 per share, into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock on May 26, 2009.
     In addition, on January 30, 2009, certain of the Company’s officers and directors acquired in the aggregate, 6.65 million shares of common stock at a purchase price of $0.80 per share for a total of $5.32 million. The preferred stock and the common stock were each offered and sold to individual accredited investors in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).
     Also, on January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which it agreed to sell to MatlinPatterson (i) an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”) and (ii) $50 million of trust preferred securities with a 10% coupon (the “Trust Preferred Securities”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval on May 26, 2009, the 50,000 shares of Additional Preferred Stock automatically converted into 62.5 million shares of the Company’s common stock. On June 30, 2009, MatlinPatterson acquired the $50 million of Trust Preferred Securities pursuant to which the Company issued 50,000 shares that are convertible into common stock at the option of MatlinPatterson on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the Trust Preferred Securities are not converted, they will remain outstanding perpetually unless redeemed by the Company at any time after January 30, 2011.
Troubled Asset Relief Program (“TARP”)
     On January 30, 2009, the Company sold to the United States Department of Treasury (the “Treasury”), 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant (the “Treasury Warrant”) to purchase up to approximately 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the preferred stock and Treasury Warrant were exempt from the registration requirements of the Securities Act. The preferred stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a 10 year term.
Issuance of Warrants to Certain Stockholders
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 14,259,794 shares of the Company’s common stock at $0.62 per share. The holders of such warrants are entitled to acquire the Company’s common shares for a period of ten years. As of June 30, 2009, 3,148,393 shares of the Company’s common stock have been issued upon exercise of certain May Investor Warrants.
     Based on management’s analysis the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under accounting principles generally accepted in the United States of America (“U.S. GAAP”). Therefore, the May Investor Warrants are classified as liabilities and are measured at fair value, with changes in fair value recognized through operations. See Note 12, “Warrant Liabilities.”
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We have evaluated the financial statements for subsequent events through the date of the filing of the Form 10-Q. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which can be found on the Company’s Investor Relations web page, at www.flagstar.com , and on the website of the SEC, at www.sec.gov.
Note 4. Recent Accounting Developments
     In November 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS 160 changes the way consolidated net earnings are presented. The new standard requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this statement is intended to result in more transparent reporting of the net earnings attributable to the non-controlling interest. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The statement also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of SFAS 160 was effective for the Company on January 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

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
     In June 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS 161 requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
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
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The FSP modifies the current indicator that, to avoid considering an impairment to be other-than temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new FSP would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The FSP changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses and impairments related to all other factors. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a cumulative adjustment increasing retained earnings and other comprehensive loss by $50.6 million offset by a tax benefit of $17.7 million, or $32.9 million net of tax. The cumulative adjustment represents the non-credit portion of other-than-temporary impairment, related to securities available for sale, that the Company had recorded prior to January 1, 2009. See Accumulated Other Comprehensive Loss in Note 13, “Stockholders Equity”.
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
     In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provision of FSP FAS 107-1 and APB 28-1 were adopted by the Company effective January 1, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s consolidated statements of operations and financial condition.
     In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date should be recognized and disclosures that should be made about events or transactions that occurred after the balance sheet date. The adoption of this statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not affect the Company’s consolidated financial position, results of operations or liquidity.

     In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS 166 amends the accounting for transfers of financial assets, and is the principal accounting guidance governing the Company’s private-label asset securitization activities. Under SFAS No. 166, the Company’s securitization transactions will no longer be exempt from consolidation. SFAS 166 modifies the financial-components approach used in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The statement also requires that a transferor recognize and initially measure at fair value, all assets obtained including beneficial interests and liabilities incurred as a result of the transfer of financial assets accounted for as a sale. SFAS 166 will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect the adoption of SFAS 166 will have on its consolidated financial statements of condition, results of operations or liquidity.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect the adoption of SFAS 167 will have on its consolidated financial statements of condition, results of operations or liquidity .
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s disclosures in its consolidated financial statements since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.
Note 5. Fair Value Accounting
     On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 was issued to establish a uniform definition of fair value. The definition of fair value under SFAS 157 is market-based as opposed to company-specific and includes the following:
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

     Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with SFAS 159. Only loans available for sale originated subsequent to January 1, 2009 are affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. The effect on consolidated operations of this election amounted to recording additional gain on loans sales of $20.3 million and $42.3 million for the three and six months ended June 30, 2009, respectively based upon an increase in fair value during the period rather than at a later time when the loans were sold. See Note 7, “Loans Available for Sale.”
Determination of Fair Value
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
Valuation Hierarchy
     SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2 and finally Level 3 if Level 2 input is not available. The three levels are defined as follows.
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
     A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the fair value measurement.
     The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Assets
     Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 10, “Private Label Securitization Activity” for the key assumptions used in the residual interest valuation process.
     Securities classified as available for sale. These securities are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.
     Other Investments. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.
     Loans available for sale. At June 30, 2009, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. At June 30, 2009, the Company continued to have a small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market.
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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
     Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans, and consumer loans (i.e. home equity lines of credit (“HELOCs”) and second mortgage loans obtained through private-label securitization transactions). Residential MSRs are accounted for at fair value on a recurring basis. Servicing rights associated with consumer loans are carried at amortized cost and are periodically evaluated for impairment.
          Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 11, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.
          Consumer Loan Servicing Rights. Consumer servicing assets are subject to periodic impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, consumer servicing assets are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies consumer servicing assets subject to nonrecurring fair value adjustments as Level 3 valuations.
     Derivative Financial Instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures, U.S. Treasury options and interest rate swaps. The Company’s forward loan sale commitments may be valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy.

Liabilities
     Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant assumptions include expected volatility, a risk free range and an expected life.
Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of June 30, 2009, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above) (in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$16,402	$16,402
Mortgage-backed securities	1,587,078	—	—	1,587,078
Securities classified as available for sale	180,772	—	554,055	734,827
Loans available for sale	—	2,974,186	—	2,974,186
Residential mortgage servicing rights	—	—	658,209	658,209
Other investments	39,300	—	—	39,300
Derivative financial instruments:
Rate lock commitments	—	—	29,200	29,200
Forward loan commitments	3,463	—	—	3,463
Agency forwards	(24,677)	—	—	(24,677)
Treasury futures	5,737	—	—	5,737
Interest rate swaps	(1,240)	—	—	(1,240)
Warrant liabilities	—	(5,778)	—	(5,778)

Total assets and liabilities at fair value	$1,790,433	$2,968,408	$1,257,866	$6,016,707

Changes in Level 3 fair value measurements
     A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are included within the valuation methodology. Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables do not reflect the effect of the Company’s risk management activities related to such Level 3 instruments.

Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the six months ended June 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value,	held at
Six months ended	January 1,	unrealized	settlements,	out of	June 30,	June 30,
June 30, 2009	2009	gains/(losses)	net	Level 3	2009	2009

Securities classified as trading:
Residual interests	$24,808	$(8,406)	$—	$—	$16,402	$—
Securities classified as available for sale(a)	563,083	15,769	(24,797)	—	554,055	33,338
Residential mortgage servicing rights	511,294	(44,343)	191,258	—	658,209	—
Derivative financial Instruments:
Rate lock commitments	78,613	—	(49,413)	—	29,200	—

Totals	$1,177,798	$(36,980)	$117,048	$—	$1,257,866	$33,338

(a)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	June 30, 2009	Level 1	Level 2	Level 3

Loans held for investment	$460,400	$—	$460,400	$—
Repossessed assets	131,620	—	131,620	—
Consumer loan servicing rights	6,083	—	—	6,083

Totals	$598,103	$—	$592,020	$6,083

Financial Disclosures about Fair Value of Financial Instruments Required by FSP FAS 107-1
     FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of FSP FAS 107-1. Accordingly, the fair value disclosures required by FSP FAS 107-1 and APB 28-1 are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the fair value of the Company.

     The following table presents the carrying amount and estimated fair value of certain financial instruments (in thousands).

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Financial instruments:
Assets:
Cash and cash equivalents	$924,189	$924,189	$506,905	$506,905
Securities — trading	1,603,480	1,603,480	542,539	542,539
Securities available for sale	734,827	734,827	1,118,453	1,118,453
Other investments	39,300	39,300	34,532	34,532
Loans available for sale	3,009,740	3,000,733	1,484,680	1,526,031
Loans held for investment, net	7,943,849	7,910,651	8,706,121	8,845,398
FHLB stock	373,443	373,443	373,443	373,443
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,731,608)	(1,731,608)	(1,386,330)	(1,386,330)
Certificates of deposit	(4,310,498)	(4,417,843)	(3,967,985)	(4,098,135)
Public funds	(420,512)	(410,789)	(597,638)	(599,849)
National certificates of deposit	(1,790,892)	(1,837,798)	(1,353,558)	(1,412,506)
Company controlled deposit	(1,217,163)	(1,217,163)	(535,494)	(535,494)
FHLB advances	(5,151,907)	(5,425,087)	(5,200,000)	(5,612,624)
Security repurchase agreements	(108,000)	(111,795)	(108,000)	(113,186)
Long term debt	(300,207)	(284,041)	(248,660)	(247,396)
Warrant liabilities	(5,778)	(5,778)	—	—
Derivative Financial Instruments:
Forward delivery contracts	3,463	3,463	(61,256)	(61,256)
Commitments to extend credit	29,200	29,200	78,613	78,613
Interest rate swaps	(1,240)	(1,240)	(1,280)	(1,280)
Treasury and agency futures/forwards	(18,940)	(18,940)	60,813	60,813
Options	—	—	17,219	17,219
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
Note 6. Investment Securities
     As of June 30, 2009 and December 31, 2008, investment securities were comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Securities — trading
U.S. government sponsored agencies	$1,587,078	$517,731
Non-investment grade residual interests	16,402	24,808

Total securities — trading	$1,603,480	$542,539

Securities — available-for-sale
Non-agencies	$554,055	$563,083
U.S. government sponsored agencies	180,772	555,370

Total securities — available-for-sale	$734,827	$1,118,453

Other investments — restricted
Mutual funds	$39,300	$34,532

Trading
     Securities classified as trading are comprised of AAA-rated U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     The non-investment grade residual interests resulting from our private label securitizations were $16.4 million at June 30, 2009 versus $24.8 million at December 31, 2008. Non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underly these assets.
     The fair value of residual interests is determined by discounting estimated net future cash flows using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual interests’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratio, borrower credit scores and property type.
Available-for-Sale
     At June 30, 2009 and December 31, 2008, the Company had $0.7 billion and $1.1 billion, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency mortgage-backed securities. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.
     The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency mortgage-backed securities classified as available-for-sale (in thousands):

	June 30,	December 31,
	2009	2008
Amortized cost	$883,208	$1,244,145
Gross unrealized holding gains	4,057	10,522
Gross unrealized holding losses	(152,438)	(136,214)

Estimated fair value	$734,827	$1,118,453

     The following table summarizes unrealized loss positions, at June 30, 2009, on securities classified as available-for-sale categorized by the duration of the unrealized loss position (dollars in thousands):

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months
			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss

U.S. government sponsored agency securities	$—	—	$—	$1,614	2	$(34)
Collateralized mortgage obligations	703,689	12	(152,378)	37,596	1	(26)

Totals	$703,689	12	$(152,378)	$39,210	3	$(60)

     The fair value of all other non-agency and U.S. government sponsored agency mortgage-backed securities is estimated based on market information.
     The unrealized losses on securities-available-for-sale amounted to $152.4 million on $742.9 million of principal of agency and non-agency collateralized mortgage obligations (“CMOs”) at June 30, 2009. These CMOs consist of interests in investment vehicles backed by mortgage loans. In the first quarter of 2009, the Company adopted new accounting guidance for investments. The new accounting guidance changed the amount of impairment recognized in operations when there are credit losses associated with an other-than-temporary impairment of a debt security. The other-than-temporary impairment is separated into impairments related to credit losses, which are recorded in operations, and impairments related to all other factors, which are recorded to other comprehensive income.
     During the fourth quarter of 2008, the Company recognized an other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. Under the new accounting guidance discussed in the previous paragraph, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive loss as a cumulative adjustment.
     In the three months ended June 30, 2009, additional credit losses on investments with existing other-than-temporary impairment credit losses totaled $0.3 million, which was recognized in current operations. For the six month period ending June 30, 2009, additional credit losses on investments totaled $17.6 million, which was recognized in current operations. No such impairments were recognized during the same three or six month periods in 2008. At June 30, 2009, the total amount of other-than-temporary impairment credit losses totaled $32.1 million.
     At June 30, 2009, the Company had total other-than-temporary impairments of $176.2 million on 11 securities in the available-for-sale portfolio with $32.1 million in total credit losses recognized through operations.
     The following table shows the activity for the credit loss portion of OTTI for the six months ended June 30, 2009 (dollars in thousands):

			Additions on	Reductions
		Additions on	Securities with	for Sold
	January 1, 2009	Securities with	Previous OTTI	Securities	June 30, 2009
	Balance	No Prior OTTI	Recognized	with OTTI	Balance

Collateralized Mortgage Obligations	$(14,525)	$(11,264)	$(6,305)	$—	$(32,094)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended June 30, 2009, sales of these agency securities with underlying mortgage products originated by the Bank were $45.2 million resulting in $0.8 million of net gain on loan sale versus $1.2 billion resulting in $4.5 million of net gain on loan sale during the same period in 2008. During the six months ended June 30, 2009, sales of agency securities with underlying mortgage products originated by the Bank were $462.5 million resulting in $12.0 million of net gain on loan sale compared with a $1.7 million gain on $2.7 billion during the six months ended June 30, 2008.

     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended June 30, 2009 while in the same period in 2008 the Company sold $0.9 billion in available for sale securities resulting in a gain of $4.9 million. During the six months ended June 30, 2009, we sold no such securities. In the six months ended June 30, 2008, we sold $895.0 million in purchased agency and non-agency securities available for sale. This sale generated a net gain on sale of available for sale securities of $4.9 million.
     As of June 30, 2009, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(In thousands)
Countrywide Alternative Loan Trust	$96,089	$60,685
Countrywide Home Loans	223,588	172,336
Flagstar Home Equity Loan Trust 2006-1	211,335	192,927

	$531,012	$425,948

Other Investments — Restricted
     The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.
Note 7. Loans Available for Sale
     The following table summarizes loans available for sale (in thousands):

	June 30,	December 31,
	2009	2008
Mortgage loans	$3,009,739	$1,484,649
Second mortgage loans	1	31

Total	$3,009,740	$1,484,680

     Through December 31, 2008, loans available for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2008, these loans had an aggregate fair value that exceeded their recorded amount. Effective January 1, 2009, the Company elected to record the majority of its loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale subsequent to January 1, 2009 are affected. At June 30, 2009, $3.0 billion of loans available for sale were recorded at fair value. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 8. Loans Held for Investment
     Loans held for investment are summarized as follows (in thousands):

	June 30,	December 31,
	2009	2008
Mortgage loans	$5,529,395	$5,958,748
Second mortgage loans	246,895	287,350
Commercial real estate loans	1,692,052	1,779,363
Construction loans	36,599	54,749
Warehouse lending	383,368	434,140
Consumer loans	508,309	543,102
Commercial loans	21,231	24,669

Total	8,417,849	9,082,121
Less allowance for loan losses	(474,000)	(376,000)

Total	$7,943,849	$8,706,121

     Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Balance, beginning of period	$466,000	$121,400	$376,000	$104,000
Provision charged to operations	125,662	43,833	283,876	78,095
Charge-offs	(119,583)	(11,987)	(189,025)	(29,179)
Recoveries	1,921	754	3,149	1,084

Balance, end of period	$474,000	$154,000	$474,000	$154,000

     Loans on which interest accruals have been discontinued totaled approximately $940.8 million and $363.9 million at June 30, 2009 and 2008, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $18.0 million and $7.2 million during the six months ended June 30, 2009 and 2008, respectively. There were no loans greater than 90 days past due, as determined using the OTS method, still accruing interest at June 30, 2009 and 2008.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Impaired loans with no allowance for loan losses allocated(1)	$229,829	$77,332
Impaired loans with allowance for loan losses allocated	649,344	373,424

Total impaired loans	$879,173	$450,756

Amount of the allowance allocated to impaired loans	$186,399	$121,321
Average investment in impaired loans	$632,237	$265,448
Cash-basis interest income recognized during impairment	$13,647	$10,601

(1)	Includes loans for which the principal balance has been charged down to net realizable value.
     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs exceeded the recorded investments in such loans. At June 30, 2009, approximately 78.5% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 9. Pledged Assets
     The Company has pledged various assets to collateralize security repurchase agreements and lines of credit and/or borrowings with the Federal Reserve Bank of Chicago or the Federal Home Loan Bank of Indianapolis. The following table sets forth pledged assets by asset class. The principal amount for pledged loans and the market value and range of maturities of pledged securities are presented (dollars in thousands).

	June 30, 2009		December 31, 2008
	Carrying	Investment	Carrying	Investment
	Value	Maturities	Value	Maturities
Securities trading
U.S. government sponsored agencies	$671,506	2039	$517,731	2037-2039
Securities available for sale
U.S. government sponsored agencies	118,502	2020-2038	119,951	2020-2038
Non-agencies collateralized mortgage obligations	304,306	2035-2036	563,049	2035-2036
Loans
Mortgage loans	6,344,057		6,724,249
Second mortgage loans	208,065		254,480
HELOCs	317,821		354,076
Commercial loans	787,067		996,649

Totals	$8,751,324		$9,530,185

Note 10. Private-label Securitization Activity

     During the three and six month periods ended June 30, 2009 and 2008, the Company did not consummate any private-label-securitizations transactions.
     At June 30 2009, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows (dollars in thousands):

					Weighted
	Fair Value		Projected	Annual	Average
	at	Prepayment	Cumulative	Discount	Remaining Life
	June 30, 2009	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	$16,402	10%	6.16%	20%	4.4
2006 HELOC Securitization	—	8%	24.57%	20%	5.5
2006 Second Mortgage Securitization	—	14%	5.53%	20%	4.7
2007 Second Mortgage Securitization	—	14%	11.22%	20%	4.8
     Certain cash flows received from securitization trusts outstanding were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds from new securitizations	$—	$—	$—	$—
Proceeds from collections reinvested in securitizations	—	—	—	6,960
Servicing fees received	1,416	1,677	2,911	3,433
Loan repurchases for representations and warranties	—	1,501	—	1,501

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
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at June 30, 2009 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private—label securitizations	$1,062,567	$74,903
U.S. government sponsored agencies	60,468,019	—
Other investors	472	—

Total	$61,531058	$74,903

     Mortgage loans that have been securitized in private-label securitizations at June 30, 2009 and 2008 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Six
	Outstanding		Or More Past Due		Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008

Securitized mortgages loans	$1,062,567	$1,284,069	$54,757	$33,970	$78,112	$28,657
Note 11. Mortgage Servicing Rights
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

     Changes in the carrying value of residential MSRs, accounted for at fair value are as follows:

	For the Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$511,294	$402,243
Cumulative effect of change in accounting	—	43,719
Additions from loans sold with servicing retained	191,258	203,722
Reductions from bulk sales	(25,542)	—
Changes in fair value due to:
Payoffs(a)	(72,208)	(32,526)
All other changes in valuation inputs or assumptions (b)	53,407	44,661

Fair value of MSRs at end of period	$658,209	$661,819

Unpaid principal balance of loans serviced for others	$60,468,491	$44,546,796

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates and realization of expected cash flows.
     The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which were determined based on current market conditions. The Company periodically obtains third-party valuations of its residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.
     The key economic assumptions used in determining the fair value of residential MSRs capitalized during the six month periods ended June 30, 2009 and 2008 periods were as follows:

	For the Six Months Ended June 30,
	2009	2008
Weighted-average life (in years)	5.6	6.6
Weighted-average constant prepayment rate (CPR)	23.2%	13.2%
Weighted-average discount rate	8.5%	8.9%
     The key economic assumptions used in determining the fair value of residential MSRs at period end were as follows:

	June 30,
	2009	2008
Weighted-average life (in years)	5.3	6.6
Weighted-average CPR	18.6%	13.0%
Weighted-average discount rate	8.4%	10.2%
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

The fair value of consumer servicing assets is estimated using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, prepayments, and servicing costs.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Consumer servicing assets
Balance at beginning of period	$9,469	$11,914
Additions:
From loans securitized with servicing retained	—	116
Subtractions:
Amortization	(1,370)	(1,348)

Carrying value before valuation allowance at end of period	8,099	10,682

Valuation allowance
Balance at beginning of period	—	(144)
Impairment recoveries (charges)	(2,016)	28

Balance at end of period	(2,016)	(116)

Net carrying value of servicing assets at end of period	$6,083	$10,566

Unpaid principal balance of consumer loans serviced for others	$1,062,567	$1,284,069

Fair value of servicing assets:
Beginning of period	$12,284	$11,861

End of period	$7,672	$10,573

     The key economic assumptions used to estimate the fair value of consumer servicing assets at June 30, 2009 and 2008 were as follows:

	June 30
	2009	2008
Weighted-average life (in years)	3.5	3.9
Weighted-average discount rate	12.1%	13.1%
     Contractual Servicing Fees Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income (loss) on the consolidated statements of operations (in thousands).

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30,
	2009	2008	2009	2008
Residential real estate	$39,241	$33,616	$77,693	$62,269
Consumer	1,424	1,625	2,940	3,381

Total	$40,665	$35,241	$80,633	$65,650

Note 12. Warrant Liabilities
     At June 30, 2009, the Company has liabilities to certain warrant holders amounting to $5.8 million. This amount relates to the liability for the May Investor Warrants. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
     During the first quarter 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in TARP because the Company did not have available an adequate number of authorized and unissued common shares. As described in Note 13, “Stockholders’ Equity,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The warrant was market to marked on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized common shares, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense under general and administrative.
     As described in Note 2, “Issuance of Warrants to Certain Stockholders,” the Company, as a result of the capital investments by MatlinPatterson and the Treasury, granted warrants to the May Investors for the purchase of 14.3 million shares of the Company’s common stock at $0.62 per share. The warrants expire in ten years if not exercised. The May Investor Warrants, unlike the Treasury Warrants, contain certain provisions that would allow the $0.62 exercise price to be reduced. As such, these warrants are required to be accounted for as liabilities and recorded at fair value. On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. On March 31, 2009, the Company marked the warrants to market resulting in an increase to the warrant liability of $2.0 million. On June 30, 2009, the Company marked these warrants to market which resulted in an increase in the liability of $0.1 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. The Company will mark the May Investor Warrants to market quarterly until exercised. Also during the second quarter of 2009, certain of the May Investors exercised their warrants for 3.1 million shares of the Company’s common stock. Upon exercise, the Company reclassified the portion of the May Investors Warrant liability that related to the exercised warrants amounting to $2.4 million to additional paid in capital.
Note 13. Stockholder’s Equity
Preferred Stock
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at June 30, 2009 is summarized as follows (dollars in thousands):

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital
Series B — convertible	—	—	—	$—	$—
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	3	241,125

				$3	$241,125

     On January 30, 2009, MatlinPatterson purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock (the “Preferred Stock”) for $250 million. Such preferred shares were to automatically convert at $0.80 per share into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. Also on January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which the Company agreed to sell to MatlinPatterson an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Preferred Stock and the 50,000 shares of Additional Preferred Stock were automatically converted into an aggregate of 375 million shares of the Company’s common stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Preferred Stock and Additional Preferred Stock, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders.
     On January 30, 2009, the Company sold to the Treasury, 266,657 shares of the Company’s Series C fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share. The preferred stock and warrant qualify as Tier 1 capital. The preferred stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued common shares at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such warrants as a liability and record the warrants at their fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of common shares on May 26, 2009, the Company reclassified the warrants to stockholder’s equity. The Company’s Series C fixed rate cumulative non-convertible preferred stock and additional paid in capital attributable to preferred stock was recorded in stockholders’ equity as the difference between the cash received from the Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on these preferred shares is represented by the initial fair value of the warrants. This discount will be accreted to additional paid in capital attributable to preferred shares over five years using the interest method.
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	June 30,	December 31,
	2009	2008
Net unrealized loss on securities available for sale, net of tax	$(96,448)	$(81,742)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Six	For the Year
	Months	Ended
	Ended	December 31,
	June 30, 2009	2008
Gain (reclassified to earnings) on interest rate swap derecognition	$—	$(363)
Related tax expense	—	127
Gain (reclassified to earnings) on sales of securities available for sale	—	(5,019)
Related tax expense	—	1,757
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments — debt and equity securities — other-than- temporary impairments	(50,638)	—
Related tax benefit	17,724	—
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale	17,569	62,370
Related tax benefit	(6,149)	(21,829)
Unrealized loss on securities available for sale	10,444	(165,061)
Related tax benefit	(3,656)	57,771

Change	$(14,706)	$(70,247)

Note 14. Derivative Financial Instruments
     The Company follows the provisions of SFAS 133, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of June 30, 2009 and December 31, 2008:
-Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sales contracts;

-Rate lock commitments;

-Interest rate swap agreements; and

-Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $8.6 million and $6.2 million for the three months ended June 30, 2009 and 2008, respectively, on its hedging activity relating to loans held for sale. The Bank recognized pre-tax gains of $15.3 million and $26.9 million for the six months ended June 30, 2009 and 2008, respectively, on its hedging activity relating to loans held for sale. Additionally the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchasing forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of Treasury futures contracts and options on Treasury futures contracts.
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
     The Company had the following derivative financial instruments (dollars in thousands):

	June 30, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$1,962,781	$29,200	2009
Forward loan sale commitments	3,803,214	3,463	2009
Mortgage servicing rights derivatives:
Treasury and agency futures/forwards	2,845,000	(18,940)	2009
Borrowings and advances derivatives:
Interest rate swaps	25,000	(1,240)	2010

	December 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$6,250,222	$78,613	2009
Forward loan sale commitments	5,216,903	(61,256)	2009
Mortgage servicing rights:
Treasury and agency futures/forwards	2,885,000	60,813	2009
Treasury options	1,000,000	17,219	2009
Borrowings and advances hedges:
Interest rate swaps	25,000	(1,280)	2010
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
Note 15. Stock-Based Compensation
     For the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation expense of $0.2 million ($0.1 million net of tax) and $0.4 million ($0.2 million net of tax), respectively. The Company recorded stock-based compensation expense of $0.5 million ($0.3 million net of tax) for both the six months ended June 30, 2009 and 2008.
Stock Options
     During the quarters ended June 30, 2009 and 2008, there were no stock options granted.
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

     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled SARs issued during the six months ended June 30, 2009: dividend yield of zero; expected volatility of 159.2%; a risk-free rate range of 1.11% to 2.09%; and an expected life range of 1.9 years to 3.6 years.
     The following table presents the status and changes in cash-settled SARs:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2008	1,315,599	$10.47	$0.34
Granted	—	—	—
Vested	(402,677)	11.36	0.33
Forfeited	(29,775)	10.52	0.35

Non-vested balance at June 30, 2009	883,147	10.06	0.37

Restricted Stock
     The Company issues restricted stock to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses of approximately $0.5 million and $0.6 million with respect to restricted stock for each of the periods ended June 30, 2009 and 2008, respectively. As of June 30, 2009, restricted stock outstanding had a market value of $0.1 million.

		Weighted Average
		Grant Date Fair Value
	Shares	per Share
Restricted Stock:
Non-vested at December 31, 2008	285,588	$8.01
Granted	—	—
Vested	(164,953)	8.85
Canceled and forfeited	(3,678)	6.86

Non-vested at June 30, 2009	116,957	6.86

Note 16. Segment Information
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

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2009
	Bank	Home Lending
	Operations	Operations	Elimination		Combined
2009:
Net interest income	$28,429	$31,588	$		$60,017
Gain on sale revenue	(327)	59,634			59,308
Other income	36,608	38,621			75,229

Total net interest income and non-interest income	64,710	129,844			194,554
(Loss) earnings before federal income taxes	(148,160)	45,234			(102,926)
Depreciation and amortization	2,338	3,843			6,181
Capital expenditures	1,080	1,853			2,933
Identifiable assets	14,496,674	5,931,618		(4,005,000)	16,423,292
Inter-segment income (expense)	30,038	(30,038)		—	—

	For the Six Months Ended June 30, 2009
	Bank	Home Lending
	Operations	Operations	Elimination		Combined
2009:
Net interest income	$77,702	$39,045	$		$116,747
Gain on sale revenue	(17,569)	266,458			248,889
Other income	47,571	29,036			76,607

Total net interest income and non-interest income	107,704	334,539			442,243
(Loss) earnings before federal income taxes	(343,944)	147,824			(196,120)
Depreciation and amortization	4,901	7,056			11,957
Capital expenditures	2,165	5,555			7,720
Identifiable assets	14,496,674	5,931,618		(4,005,000)	16,423,292
Inter-segment income (expense)	66,450	(66,450)		—	—

	For the Three Months Ended June 30, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$41,948	$19,451	$—	$61,399
Gain on sale revenue	4,869	42,992	—	47,861
Other income	10,032	42,384	—	52,416

Total net interest income and non-interest income	56,849	104,827	—	161,676
(Loss) earnings before federal income taxes	(20,502)	44,609	—	24,107
Depreciation and amortization	2,400	3,708	—	6,108
Capital expenditures	590	6,896	—	7,486
Identifiable assets	13,653,177	3,747,816	(2,795,000)	14,605,993
Inter-segment income (expense)	20,963	(20,963)	—	—

	For the Six Months Ended June 30, 2008
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
2008:
Net interest income	$70,819	$45,378	$—	$116,197
Gain on sale revenue	4,869	106,705	—	111,574
Other income	13,887	27,491	—	41,378

Total net interest income and non-interest income	89,575	179,574	—	269,149
(Loss) earnings before federal income taxes	(51,974)	60,122	—	8,148
Depreciation and amortization	4,480	7,159	—	11,639
Capital expenditures	10,400	6,879	—	17,279
Identifiable assets	13,653,177	3,747,816	(2,795,000)	14,605,993
Inter-segment income (expense)	42,600	(42,600)	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Where we say “we,” “us,” or “our,” we usually mean Flagstar Bancorp, Inc. In some cases, a reference to “we,” “us,” or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation, its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 16 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a broad range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. We also gather deposits within these three states and also via the internet. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At June 30, 2009, we operated a network of 175 banking centers and provided banking services to approximately 144,800 customers. During the first six months of 2009, we opened two banking centers, including one in Michigan and one in Georgia. We also closed two banking centers, one in Michigan and one in Indiana.
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
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov .

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Return on average assets	(1.83)%	0.41%	(1.76)%	0.07%
Return on average equity	(33.30)%	8.39%	(33.45)%	1.43%
Efficiency ratio	88.3%	58.0%	80.2%	68.0%
Equity/assets ratio (average for the period)	5.48%	4.91%	5.25%	4.66%
Mortgage loans originated or purchased	$9,286,970	$8,059,886	$18,786,714	$15,919,874
Other loans originated or purchased	$8,962	$116,771	$28,989	$266,754
Mortgage loans sold and securitized	$9,878,035	$8,106,544	$17,577,097	$15,266,871
Interest rate spread – bank only [1]	1.45%	1.82%	1.53%	1.67%
Net interest margin – bank only [2]	1.69%	1.89%	1.68%	1.77%
Interest rate spread – consolidated [1]	1.42%	1.77%	1.50%	1.62%
Net interest margin – consolidated [2]	1.61%	1.80%	1.60%	1.66%
Dividend payout ratio	N/A	N/A	N/A	N/A
Average common shares outstanding	239,425	66,005	164,235	63,159
Average fully diluted shares outstanding	239,425	71,746	164,235	66,260
Charge-offs to average investment loans (annualized)	5.42%	0.50%	4.18%	0.64%

	June 30,	March 31,	December 31,	June 30
	2009	2009	2008	2008
Equity-to-assets ratio	5.57%	5.54%	3.33%	5.49%
Core capital ratio [3]	7.19%	7.22%	4.95%	6.70%
Total risk-based capital ratio [3]	13.67%	13.58%	9.10%	11.65%
Book value per common share	$1.38	$4.03 (4)	$5.65	$10.45 (5)
Number of common shares outstanding	468,530	90,379	83,627	72,337
Mortgage loans serviced for others	$61,531,058	$58,856,128	$55,870,207	$45,830,865
Capitalized value of mortgage servicing rights	1.07%	0.88%	0.93%	1.47%
Ratio of allowance to non-performing loans	50.4%	52.1%	52.1%	42.3%
Ratio of allowance to loans held for investment	5.63%	5.21%	4.14%	1.69%
Ratio of non-performing assets to total assets	6.64%	6.04%	5.97%	3.38%
Number of banking centers	175	177	175	170
Number of home lending centers	45	61	104	121
Number of salaried employees	3,290	3,285	3,246	3,389
Number of commissioned employees	457	519	674	791

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

[4]	Does not reflect the 300,000 shares of Series B convertible participating voting preferred stock that upon stockholder approval on May 26, 2009, converted to 375,000,000 shares of common stock, the Treasury warrant to purchase 64.5 million shares of common stock, or the May Investor warrant to purchase 14.3 million shares of common stock.

[5]	The book value per common share assuming the conversion of our mandatory convertible non-cumulative perpetual preferred stock, Series A at June 30, 2008 is $9.54.

Results of Operations
Net Loss
     Three Months. Net loss applicable to common stockholders for the three months ended June 30, 2009 was $(76.6) million, $(0.32) per share-diluted, a $92.3 million decrease from the earnings of $15.7 million, $0.22 per share-diluted, reported in the comparable 2008 period. The overall decrease resulted from a $78.1 million increase in non-interest expense and an $81.9 million increase in provision for loan losses, offset by a $34.2 million increase in non-interest income, a $39.7 million increase in federal income tax benefit and an increase of $4.9 million preferred stock dividends/accretion.
     Six Months. Net loss applicable to common stockholders for the six months ended June 30, 2009 was $(144.0) million, $(0.88) per share-diluted, a $149.1 million decrease from the earnings of $5.1 million, $0.08 per share-diluted, reported in the comparable 2008 period. The overall decrease resulted from a $171.6 million increase in non-interest expense and a $205.8 million increase in provision for loan losses, offset by a $172.5 million increase in non-interest income, a $63.0 million increase in federal income tax benefit and an increase of $7.8 million preferred stock dividends/accretion.
Net Interest Income
     Three Months. We recorded $60.0 million in net interest income before provision for loan losses for the three months ended June 30, 2009, a 2.3% decrease from $61.4 million recorded for the comparable 2008 period. The decrease reflects a $12.7 million decrease in interest income offset by a $11.3 million decrease in interest expense, primarily as a result of rates paid on deposits that decreased less than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the three months ended June 30, 2009, as compared to the same period in 2008, our average interest-earning assets increased by $1.2 billion and our average interest-paying liabilities increased by $0.5 billion. Additionally, our interest income has been adversely affected by a significant increase in loans in which interest accruals have been discontinued. See Note 8 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.
     Average interest-earning assets as a whole repriced down 82 basis points during the three months ended June 30, 2009 and average interest-bearing liabilities repriced down 47 basis points during the same period, resulting in the decrease in our interest rate spread of 35 basis points to 1.42% for the three months ended June 30, 2009, from 1.77% for the comparable 2008 period. The Company recorded a net interest margin of 1.61% at June 30, 2009 as compared to 1.80% at June 30, 2008. At the Bank level, the net interest margin was 1.69% at June 30, 2009, as compared to 1.89% at June 30, 2008.
     Six Months. We recorded $116.7 million in net interest income before provision for loan losses for the six months ended June 30, 2009, a 0.5% increase from $116.2 million recorded for the comparable 2008 period. The increase reflects a $38.6 million decrease in interest income offset by a $39.1 million decrease in interest expense, primarily as a result of rates paid on deposits that decreased more than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the six months ended June 30, 2009, as compared to the same period in 2008, our average interest-earning assets increased by $0.5 billion and our average interest-paying liabilities increased by $0.2 billion. Additionally, our interest income has been adversely affected by a significant increase in loans in which interest accruals have been discontinued. See Note 8 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $1.8 million and $3.5 million for the three months ended June 30, 2009 and 2008, respectively. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $3.5 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended June 30,
	2009			2008
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$3,533,219	$45,245	5.12%	$3,009,450	$51,702	6.87%
Loans held for investment	8,681,923	111,516	5.14%	8,948,480	125,880	5.63%
Securities classified as available for sale or trading	2,402,234	30,659	5.11%	1,479,799	21,171	5.75%
Interest-bearing deposits	233,324	426	0.73%	210,346	1,376	2.63%
Other	37,780	2	0.01%	28,941	435	6.01%

Total interest-earning assets	14,888,480	187,848	5.05%	13,677,016	200,564	5.87%
Other assets	1,885,128			1,614,949

Total assets	$16,773,608			$15,291,965

Interest-bearing liabilities
Deposits	$8,390,676	66,547	3.18%	$7,207,022	70,817	3.95%
FHLB advances	5,359,076	57,284	4.29%	6,035,978	63,327	4.22%
Security repurchase agreements	108,000	1,166	4.33%	114,527	1,207	4.24%
Other	249,226	2,834	4.56%	248,685	3,814	6.13%

Total interest-bearing liabilities	14,106,978	127,831	3.63%	13,606,212	139,165	4.10%
Other liabilities	1,746,605			934,775
Stockholders’ equity	920,025			750,978

Total liabilities and stockholders’ equity	$16,773,608			$15,291,965

Net interest-earning assets	$781,502			$70,804

Net interest income		$60,017			$61,399

Interest rate spread [1]			1.42%			1.77%

Net interest margin [2]			1.61%			1.80%

Ratio of average interest-earning assets to average interest-bearing liabilities			106%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Six Months Ended June 30,
	2009			2008
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$3,194,965	$81,443	5.10%	$3,047,017	$101,488	6.66%
Loans held for investment	8,885,113	233,940	5.28%	8,764,193	252,388	5.76%
Mortgage-backed securities held to maturity	—	—	—	602,452	15,576	5.20%
Securities classified as available for sale or trading	2,113,762	56,136	5.33%	1,289,102	36,761	5.73%
Interest-bearing deposits	229,652	1,283	1.13%	252,258	4,145	3.30%
Other	36,602	24	0.13%	28,138	1,059	7.57%

Total interest-earning assets	14,460,094	372,826	5.17%	13,983,160	411,417	5.88%
Other assets	1,942,661			1,493,753

Total assets	$16,402,755			$15,476,913

Interest-bearing liabilities
Deposits	$8,391,564	133,897	3.22%	$7,346,428	154,867	4.24%
FHLB advances	5,315,056	114,093	4.33%	6,022,220	127,885	4.27%
Security repurchase agreements	108,000	2,319	4.33%	223,732	4,362	3.92%
Other	248,945	5,770	4.67%	248,685	8,106	6.52%

Total interest-bearing liabilities	14,063,565	256,079	3.67%	13,841,065	295,220	4.26%
Other liabilities	1,478,083			915,134
Stockholders’ equity	861,107			720,714

Total liabilities and stockholders’ equity	$16,402,755			$15,476,913

Net interest-earning assets	$396,529			$142,095

Net interest income		$116,747			$116,197

Interest rate spread [1]			1.50%			1.62%

Net interest margin [2]			1.60%			1.66%

Ratio of average interest-earning assets to average interest-bearing liabilities			103%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended June 30,
	2009 Versus 2008
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(15,454)	$8,996	$(6,458)
Loans held for investment	(10,611)	(3,752)	(14,363)
Securities classified as available for sale or trading	(3,772)	13,260	9,488
Interest-earning deposits	(1,101)	151	(950)
Other	(566)	133	(433)

Total	(31,504)	18,788	(12,716)

Interest-bearing liabilities:
Deposits	(15,965)	11,695	(4,270)
FHLB advances	1,104	(7,147)	(6,043)
Security repurchase agreements	28	(69)	(41)
Other	(988)	8	(980)

Total	(15,821)	4,487	(11,334)

Change in net interest income	$(15,683)	$14,301	$(1,382)

	Six Months Ended June 30,
	2009 Versus 2008
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(24,972)	$4,927	$(20,045)
Loans held for investment	(21,931)	3,483	(18,448)
Mortgage-backed securities-held to maturity	—	(15,576)	(15,576)
Securities classified as available for sale or trading	(4,252)	23,627	19,375
Interest-earning deposits	(2,489)	(373)	(2,862)
Other	(1,355)	320	(1,035)

Total	(54,999)	16,408	(38,591)

Interest-bearing liabilities:
Deposits	(43,123)	22,153	(20,970)
FHLB advances	1,314	(15,106)	(13,792)
Security repurchase agreements	226	(2,269)	(2,043)
Other	(2,344)	8	(2,336)

Total	(43,927)	4,786	(39,141)

Change in net interest income	$(11,072)	$11,622	$550

Provision for Loan Losses
     Three Months. During the three months ended June 30, 2009, we recorded a provision for loan losses of $125.7 million as compared to $43.8 million recorded during the same period in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio and had the effect of increasing our allowance for loan losses by $8.0 million. Net charge-offs increased in the 2009 period to $117.7 million, compared to $11.2 million for the same period in 2008, and as a percentage of investment loans, increased to an annualized 5.42% from 0.50%. See “Analysis of Items on Statement of Financial Condition – Assets – Allowance for Loan Losses,” below, for further information.
     Six Months. During the six months ended June 30, 2009, we recorded a provision for loan losses of $283.9 million as compared to $78.1 million recorded during the same period in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio and had the effect of increasing our allowance for loan losses by $98.0 million. Net charge-offs increased in the 2009 period to $185.9 million, compared to $28.1 million for the same period in 2008, and as a percentage of investment loans, increased to an annualized 4.18% from 0.64%. See “Analysis of Items on Statement of Financial Condition – Assets – Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net loss on sales of MSRs, (vi) net gain on securities available for sale, (vii) net impairment losses recognized in earnings, (viii) net loss on trading securities and (viii) other fees and charges. During the three months ended June 30, 2009, non-interest income increased to $134.5 million from $100.3 million in the comparable 2008 period. During the six months ended June 30, 2009, non-interest income increased to $325.5 million from $152.9 million in the comparable 2008 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three Months. Loan fees recorded during the three months ended June 30, 2009 totaled $35.0 million compared to $0.6 million collected during the comparable 2008 period. During the three month period ending June 30, 2009, we recorded gross loan fees and charges of $35.1 million, an increase of $8.6 million from the $26.5 million recorded in 2008.
     The increases in loan fees and charges resulted principally from our decision to account for the majority of our loans held for sale at fair value. As such, we no longer defer loan fees or expenses related to such loans. Prior to December 31, 2008, we recorded fee income net of any fees deferred for the purposes of complying with Statement of Financial Accounting Standards 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). In accordance with SFAS 91, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During the three month ended June 30, 2009, we deferred $40,000 of fee revenue in accordance with SFAS 91 for loans not accounted for under fair value, compared to $25.9 million in 2008.
     Six Months. Loan fees recorded during the six months ended June 30, 2009 totaled $67.9 million compared to $1.5 million collected during the comparable 2008 period. During the six month period ending June 30, 2009, we recorded gross loan fees and charges of $68.0 million, an increase of $16.0 million from the $52.0 million recorded in 2008.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds transactions, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.
     Three months. During the three months ended June 30, 2009 we recorded $8.0 million in deposit fees versus $6.8 million in the comparable 2008 period. This increase is attributable to the increase in our deposit base.
     Six months. During the six months ended June 30, 2009 we recorded $15.2 million in deposit fees versus $12.8 million in the comparable 2008 period. This increase is attributable to the increase in our deposit base.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. The majority of our MSRs are accounted for on the fair value method. See Note 11 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.

     The following table summarizes net loan administration loss (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Servicing income (loss) on consumer mortgage servicing
Servicing fees, ancillary income and charges	$1,424	$1,705	$2,940	$3,484
Amortization expense — consumer	(720)	(704)	(1,370)	(1,316)
Impairment (loss) recovery — consumer	(468)	(65)	(2,016)	55

Total net loan administration income (loss) - consumer	236	936	(446)	2,223
Servicing income (loss) on residential mortgage servicing
Servicing fees, ancillary income and charges	39,241	33,536	77,693	62,165
Changes to fair value	62,744	72,192	(13,887)	(12,102)
Loss on hedging activity	(60,368)	(69,294)	(53,307)	(56,166)

Total net loan administration income — residential	41,617	36,434	10,499	18,101

Total loan administration income	$41,853	$37,370	$10,053	$20,324

     Three months. Loan administration increased to $41.9 million for the three months ended June 30, 2009 from $37.4 million for the same period in 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during the three month period ended June 30, 2009 compared to the same period ended June 30, 2008, primarily as a result of our increased loans serviced for others. The fair value changes and the loss on hedging activities were due to the rising rate environment in the three month period ended June 30, 2009. The total unpaid principal balance of loans serviced for others was $61.5 billion at June 30, 2009, versus $45.8 billion at June 30, 2008.
     The loan administration income of $41.9 million does not include $39.1 of losses in mortgage backed securities that were held on our consolidated statements of financial condition as economic hedges of our MSR asset during the three month period ending June 30, 2009. These losses were recorded as losses on trading securities within our consolidated statement of operations, as appropriate.
     For the consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended June 30, 2009 versus the same period ended in 2008 was due to the decrease in consumer loans serviced for others. At June 30, 2009, the total unpaid principal balance of consumer loans serviced for others was $1.1 billion versus $1.3 billion serviced at June 30, 2008. The increase in impairment of $0.5 million was primarily the result of increased delinquency assumptions.
     Six months. Loan administration income decreased to $10.1 million for the six months ended June 30, 2009 from $20.3 million for the same period in 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during the six month period ended June 30, 2009 compared to the same period ended June 30, 2008, primarily as a result of our increase in loans serviced for others. The fair value changes and the loss on hedging activities were principally due to changes in interest rates in the six month period ended June 30, 2009. The total unpaid principal balance of loans serviced for others was $61.5 billion at June 30, 2009, versus $45.8 billion at June 30, 2008.
     The loan administration income of $10.1 million does not include $15.3 million of losses in mortgage backed securities that were held on our consolidated statement of financial condition as economic hedges of our MSR asset during the six month period ending June 30, 2009. These losses were recorded in loss on trading securities within our consolidated statement of operations, as appropriate
     For the consumer mortgage servicing , the decrease in the servicing fees, ancillary income and charges for the six month period ended June 30, 2009 versus the same period ended in 2008 was due to the decrease in consumer loans serviced for others. At June 30, 2009, the total unpaid principal balance of consumer loans serviced for others was $1.1 billion versus $1.3 billion serviced at June 30, 2008. The increase in impairment of $2.0 million was the result of increased delinquency assumptions.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments in accordance with SFAS 133, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008 and into 2009, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Ginnie Mae insured loans, which have provided us with more favorable loan pricing opportunities for conventional residential mortgage products.
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2009	2008	2009	2008
Net gain on loan sales	$104,664	$43,826	$300,358	$107,252

Loans sold or securitized	$9,878,035	$8,106,544	$17,577,097	$15,266,871
Spread achieved	1.06%	0.54%	1.71%	0.70%
     Three months. For the three months ended June 30, 2009, there was a net gain on loan sales of $104.7 million, as compared to a $43.8 million gain in the 2008 period, an increase of $60.9 million. The 2009 period reflects the sale of $9.9 billion in loans versus $8.1 billion sold in the 2008 period. Management believes changes in market conditions, including favorable consumer mortgage rates for both purchase and refinance and fewer competitors, during the 2009 period resulted in an increased mortgage loan origination volume ($9.3 billion in the 2009 period vs. $8.1 billion in the 2008 period) and an increased overall gain on sale spread (106 basis points in the 2009 period versus 54 basis points in the 2008 period).
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of the adoption of fair value on the current quarter’s operations amounted to $20.3 million. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at June 30, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $8.6 million and $6.2 million for the three months ended June 30, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.2 million and $22.5 million for the three months ended June 30, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $7.1 million and $2.8 million, for the three months ended June 30, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $109.0 million and $108.3 million for the three months ended June 30, 2009 and 2008, respectively.
     Six months. For the six months ended June 30, 2009, net gain on loan sales increased $193.1 million to $300.4 million from the $107.3 million in the 2008 period. The 2009 period reflects the sale of $17.6 billion in loans versus $15.3 billion sold in the 2008 period. Management believes changes in market conditions, including favorable consumer mortgage rates for both purchase and refinance and fewer competitors, during the 2009 period resulted in an increased mortgage loan origination volume ($18.8 billion in the 2009 period versus $15.9 billion in the 2008 period) and a higher overall gain on sale spread (171 basis points in the 2009 versus 70 basis points in the 2008 period).
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of our adoption on the current quarter’s operations amounted to $42.3 million. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at June 30, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to SFAS 133, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to SFAS 133 amounted to $15.3 million and $26.9 million for the six months ended June 30, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.4 million and $22.7 million for the six months ended June 30, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $10.9 million and $5.8 million, for the six months ended June 30, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $191.3 million and $203.7 million for the six months ended June 30, 2009 and 2008, respectively.

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
     Three months. For the three months ended June 30, 2009, the loss on sales of MSRs increased to $2.5 million from the $0.8 million loss recorded for the three months ended June 30, 2008. During the three month period ending June 30, 2009, we sold servicing rights related to $2.3 billion of loans serviced for others on a bulk basis and no servicing rights on a bulk basis were sold during the comparable 2008 period. For the three months ended June 30, 2009, we recognized a loss of $2.6 million on servicing rights sold and a gain of $0.1 million on our change in the estimate of amounts receivable from past MSR sales. The $0.8 million loss on MSR sales for the three months ended June 30, 2008 resulted from our change in estimate of amounts receivable from past MSR sales.
     Six months. During the six month period ending June 30, 2009, the loss on sales of MSRs increased to $2.6 million from the $0.5 million loss recorded for the six months ended June 30, 2008. During the six month period ending June 30, 2009, we sold servicing rights related to $2.3 billion of loans serviced for others on a bulk basis and no servicing rights were sold on a bulk basis for the comparable 2008 period. For the six months ended June 30, 2009, we recognized a loss of $2.6 million of servicing rights sold. The $0.5 million loss on MSR sales for the six months ended June 30, 2008, resulted from our change in estimate of amounts receivable from past MSR sales.
     Net Gain on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs.
     Three Months. Gains on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended June 30, 2009, sales of these agency securities with underlying mortgage products originated by the Bank were $45.2 million resulting in $0.8 million of net gain on loan sale versus $1.2 billion resulting in $4.5 million of net gain on loan sale during the same period in 2008.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended June 30, 2009 versus a $4.9 million gain on $0.9 billion sold during the same period in 2008.
     Six Months. During the six months ended June 30, 2009, sales of agency securities with underlying mortgage products originated by the Bank were $462.5 million resulting in $12.0 million of net gain on loan sale compared with a $1.7 million gain on $2.7 billion during the six months ended June 30, 2008.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the six months ended June 30, 2009, we sold no such securities. In the six months ended June 30, 2009, we sold $895.0 million in purchased agency and non-agency securities available for sale. This sale generated a net gain on sale of available for sale securities of $4.9 million.
     Loss on Trading Securities. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges. Gain (loss) on securities classified as trading is the result of a change in the estimated fair value of the securities or actual gain (loss) on sale of a trading security. Loss on residual interests classified as trading is a result of a reduction in the estimated fair value of the securities with the related loss recorded in the consolidated statement of operations.
     Three Months. During the second quarter of 2009, we recorded a loss on trading securities of $42.5 million versus a loss of $4.1 million for the same period in 2008.
     We recognized a loss of $3.4 million for the three months ended June 30, 2009 versus a loss of $4.1 million for the three months ended June 30, 2008 related to residual interests from our private securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses underlying the securitizations.
     We recorded a loss of $39.1 million for the quarter ended June 30, 2009, all of which was unrealized, on agency mortgage backed securities held at June 30, 2009.

     Six Months. During the six months ended June 30, 2009, we recorded a $31.3 million loss on trading securities. The loss was primarily due to changes in the value of trading agency mortgage backed securities held at June 30, 2009 and additional losses on residual interests from our private securitizations.
     We recognized a loss of $15.9 million for the six months ended June 30, 2009 versus a loss of $13.6 million for the six months ended June 30, 2009 related to our private securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses underlying the securitizations.
     We recorded a loss of $15.4 million for the six months ended June 30, 2009, which included an unrealized loss of $39.1 million related to agency mortgage backed securities held at June 30, 2009.
     Net impairment losses recognized through earnings. We may also incur losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary impairment. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the market value was recorded as a loss through operations. Beginning the first quarter of 2009, accounting guidance changed to only recognize other-than- temporary impairments due to credit losses through operations with any remainder recognized through other comprehensive income. Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment, related to securities available for sale, that we had recorded prior to January 1, 2009. See accumulated other comprehensive loss in Note 13, “Stockholders Equity”.
     During the fourth quarter of 2008, we recognized an other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. As required by changes in accounting guidance for investments, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive loss as a cumulative adjustment.
     In the three months ended June 30, 2009, additional credit losses on CMOs with previously recognized credit losses totaled $0.3 million, which was recognized in current operations. At June 30, 2009, other-than-temporary impairment credit losses totaled $32.1 million.
     In the six months ended June 30, 2009, additional credit losses on CMOs totaled $17.6 million, which was recognized in current operations.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.
     Three months. During the three months ended June 30, 2009, we recorded $2.1 million in cash dividends received on FHLB stock, compared to $5.3 million received during the three months ended June 30, 2008. At both June 30, 2009 and 2008, we owned $373.4 million of FHLB stock. We also recorded $2.6 million and $1.9 million in subsidiary income for the three months ended June 30, 2009 and 2008, respectively. In addition, we recorded expense of $16.9 million and income of $0.2 million related to adjustments to our estimates in determining our secondary market reserve, for the three months ended June 30, 2009 and 2008, respectively.
     Six months. During the six months ended June 30, 2009, we recorded $1.3 million in cash dividends received on FHLB stock, compared to the $9.7 million received during the six months ended June 30, 2008. We also recorded $5.1 million and $3.4 million in subsidiary income for the six months ended June 30, 2009 and 2008, respectively. In addition, we recorded expense of $27.7 million and an income of $1.6 million relating to adjustments to our estimates in determining our secondary market reserve, for the six months ended June 30, 2009 and 2008, respectively.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to SFAS 91. As required by SFAS 91, mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available for sale using the fair value method and, therefore, no longer apply SFAS 91 to those loans (dollars in thousands).

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Compensation and benefits	$56,584	$54,411	$115,238	$111,037
Commissions	15,302	30,788	48,717	60,103
Occupancy and equipment	17,499	20,471	36,378	40,324
Advertising	3,254	2,332	5,748	4,657
Federal insurance premium	16,612	1,818	20,848	3,345
Communications	1,630	2,136	3,355	4,243
Other taxes	1,098	384	2,105	1,275
Asset resolution	17,977	8,039	42,850	11,780
Other	42,112	6,840	79,781	11,927

Subtotal	172,068	127,219	355,020	248,691
Less: capitalized direct costs of loan closings, under SFAS 91	(250)	(33,483)	(533)	(65,786)

Non-interest expense	$171,818	$93,736	$354,487	$182,905

Efficiency ratio (1)	88.3%	58.0%	80.2%	68.0%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. Non-interest expense, before the capitalization of loan origination costs, increased $44.9 million to $172.1 million during the three months ended June 30, 2009, from $127.2 million for the comparable 2008 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations:
•	The banking operation conducted business from five more facilities at June 30, 2009 than at June 30, 2008.

•	The home lending operation originated $9.3 billion in residential mortgage loans during the 2009 quarter versus $8.1 billion in the comparable 2008 quarter.

•	We employed 3,290 salaried employees at June 30, 2009 versus 3,389 salaried employees at June 30, 2008.

•	We employed 176 full-time national account executives at June 30, 2009 versus 229 at June 30, 2008.

•	We employed 281 full-time retail loan originators located at 45 home lending centers at June 30, 2009 versus 562 in 121 home lending centers at June 30, 2008.
     Compensation and benefits expense increased $2.2 million during the 2009 period from the comparable 2008 period to $56.6 million, with the increase primarily attributable to additional loan servicing employees in our collection and loss mitigation areas.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $15.5 million decrease. This decrease reflects the decreased employment of full-time retail loan originators as compared to the same 2008 period and a change in the commission structure.
     Occupancy and equipment decreased $3.0 million during the 2009 period to $17.5 million from $20.5 million recorded in the 2008 period as the result of the decrease in home lending centers to 45 in the 2009 period from 121 in the 2008 period.
     The increase in FDIC premium of $14.8 million for the second quarter of 2009 as compared to the second quarter 2008 reflected a special FDIC premium imposed on all banks which totaled $7.8 million for the Bank. The remaining increase was the result of increased rates on regular premiums and an increase in deposits of $1.2 billion.
     Asset resolution expense consists of foreclosure costs and loss provisions and gains and losses on the sale of real estate owned (“REO”) properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $9.9 million to $18.0 million during the 2009 period from the comparable 2008 period. Because of the climate in the housing market, write downs of REO properties increased from $3.7 million to $7.4 million, an increase of $3.7 million net of any gain on REO sales and recovery of related amounts.

     Other expenses totaled $42.1 million during 2009 compared to $6.8 million in 2008. The 519.1% increase was primarily due to a $13.0 million increase in the value of warrants issued in January 2009, and a $10.4 million increase in loss reserves related to our reinsurance company.
     During the three months ended June 30, 2009, we capitalized direct loan origination costs of $0.3 million, a decrease of $33.2 million from $33.5 million for the comparable 2008 period. This 99.1% decrease is a result of our adoption of fair value accounting for the majority of our loans held for sale that were originated during 2009.
     Six months. Non-interest expense, before the capitalization of loan origination costs, increased $106.3 million to $355.0 million during the six months ended June 30, 2009, from $248.7 million for the comparable 2008 period.
     Compensation and benefits expense increased $4.2 million during the 2009 period from the comparable 2008 period to $115.2 million, with the increase primarily attributable to additional loan workout specialists and loan servicing employees offset in part by a decrease in home lending support staff.
     The decrease in commission expense, which is paid to the commissioned sales staff, of $11.4 million, on a period over period basis is the result of a decrease in the number of full-time retail loan originators as compared to the comparable 2008 period and a change in the commission structure.
     The increase in FDIC premium of $17.5 million for the six months ended June 30, 2009 as compared to the same period 2008 reflected a special FDIC premium imposed on all banks which totaled $7.8 million for the Bank. The remaining increase was the result of increased rates on regular premiums and an increase in deposits of $2.0 billion.
     Asset resolution expense consists of foreclosure costs and loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $31.1 million to $42.9 million during the 2009 period from the comparable 2008 period. Write downs of REO properties, net of any gains on REO sales and recovery of related amounts, increased $21.9 million from $6.2 million in the 2008 period to $28.1 million. Foreclosure expenses increased $14.2 million to $23.0 million for the 2009 period from $ $8.8 million in the 2008 period. These increases were offset in part by $4.4 million in net recoveries recorded on FHA insured assets recorded in the 2009 period and none in the 2008 period.
     Other expenses totaled $79.8 million during 2009 compared to $11.9 million in 2008. The $67.9 million , or 570.6% increase was primarily due to a $24.0 million increase in the value of warrants issued in January 2009 and a $21.0 million increase in loss reserves related to our reinsurance company.
     During the six months ended June 30, 2009, we capitalized direct loan origination costs of $0.5 million, a decrease of $65.3 million from $65.8 million for the comparable 2008 period. This 99.2% decrease is a result of our adoption of fair value accounting for the majority of our loans held for sale that were originated during 2009.
Provision for Federal Income Taxes
     Three months. For the three months ended June 30, 2009, our benefit for federal income taxes as a percentage of pretax loss was (30.4)% compared to 34.7% of pretax earnings in 2008. For each period, the provision varies from statutory rates primarily because of certain non-deductive corporate expenses. Additionally, the 2009 period was affected by non-deductible warrant expense of $13.0 million.
     Six months. For the six months ended June 30, 2009, our (benefit) provision for federal income taxes as a percentage of pretax loss was (30.6)% compared to 36.8% of pretax earnings in 2008. For each period, the provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses. Additionally, the 2009 period was affected by non-deductible warrant expense of $24.1 million.
Analysis of Items on Statement of Financial Condition
     Assets
     Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them for liquidity purposes and as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges. See Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

     At June 30, 2009 the balance was $1.6 billion compared to $0.5 billion at December 31, 2008. The balance has increased as part of our overall liquidity and MSR portfolio requirements.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs decreased from $1.1 billion at December 31, 2008, to $0.7 billion at June 30, 2009. See Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other Investments-Restricted. Our investment portfolio increased from $34.5 million at December 31, 2008, to $39.3 million at June 30, 2009. Investment securities consist of investments in mutual funds made by our insurance subsidiary.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At June 30, 2009, we held loans available for sale of $3.0 billion, which was an increase of $1.5 billion from $1.5 billion held at December 31, 2008. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rate increases, loan originations tend to decrease. Beginning January 1, 2009, we elected to record the majority of loans available for sale on the fair value method and will not defer loan fees and expenses related to those loans. At June 30, 2009, all but approximately $35.5 million of our loans available for sale were recorded on a fair value basis. See Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans Held for Investment. Loans held for investment at June 30, 2009 decreased $664.3 million from December 31, 2008. The decrease was principally attributable to a decrease in first mortgage loans. See Note 8 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein.
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
     The allowance for loan losses increased to $474.0 million at June 30, 2009 from $376.0 million at December 31, 2008, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 50.4% from 52.1% at June 30, 2009 and December 31, 2008, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more and/or on nonaccrual) increased to $940.8 million at June 30, 2009 from $722.3 million at December 31, 2008. The allowance for loan losses as a percentage of investment loans increased to 5.63% at June 30, 2009 from 4.14% at December 31, 2008. The increase in the allowance for loan losses at June 30, 2009 reflects management’s assessment of the effect of increased levels of charge-offs within the higher risk loan categories, (i.e. commercial real estate, HELOCs, second mortgages and other consumer loans). The delinquency rate increased in the six months to 14.18% as of June 30, 2009, up from 10.78% as of December 31, 2008. However, the rate of increase in delinquencies began to moderate during the year, as reflected in the decline in transition rates (i.e., the rate at which a loan will move from a current status to a delinquent status or from one delinquent status to the next) from January, 2009 to June,2009, during which time such rates declined from 2.3% to 2.0%, respectively, for 0-30 days; from 53.7% to 37.0%, respectively, for 30-60 days; from 74.2% to 52.8%, respectively, for 60-90 days and from 90.7% to 77.9%, respectively, for 90-plus days.
     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At June 30, 2009, 64.5% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent and Nonaccrual Loans

	June 30,	December 31,	June 30,
Days Delinquent	2009	2008	2008
	(Dollars in thousands)
30	$158,303	$145,407	$95,311
60	94,567	111,404	69,930
90	940,777	722,301	363,931

Total	$1,193,647	$979,112	$529,172

Investment loans	$8,417,849	$9,082,121	$9,091,262

Delinquency %	14.18%	10.78%	5.83%

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” treats a loan as delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $253.1 million, 60 day delinquencies equaled $124.2 million and 90 day delinquencies and other nonaccrual loans equaled $1.0 billion at June 30, 2009. Total delinquent loans under the MBA Method total $1.4 billion or 16.62% of loans held for investment at June 30, 2009, as compared to, delinquent loans at December 31, 2008 of $1.2 billion, or 13.27% of total loans held for investment.
     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

	For the Six Months Ended		For the Year Ended
	June 30,	June 30,	December 31,
	2009	2008	2008
Beginning balance	$376,000	$104,000	$104,000
Provision for loan losses	283,876	78,096	343,963

Charge-offs
Mortgage loans	(80,558)	(16,097)	(47,814)
Consumer loans	(17,897)	(3,136)	(6,505)
Commercial loans	(87,918)	(8,952)	(15,774)
Construction loans	(1,535)	(86)	(1,872)
Other	(1,117)	(909)	(2,006)

Total charge-offs	(189,025)	(29,180)	(73,971)

Recoveries
Mortgage loans	1,669	227	480
Consumer loans	589	585	978
Commercial loans	494	7	36
Construction loans	33	—	—
Other	364	265	514

Total recoveries	3,149	1,084	2,008

Charge-offs, net of recoveries	(185,876)	(28,096)	(71,963)

Ending balance	$474,000	$154,000	$376,000

Net charge-off ratio	4.18%	0.64%	0.79%

     Accrued Interest Receivable. Accrued interest receivable increased from $56.0 million at December 31, 2008, to $56.1 million at June 30, 2009, as our total earning assets increased. We typically collect interest in the month following the month in which it is earned.
     Repurchased Assets. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that we have sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of our representations and warranties. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within our loans held for investment portfolio. Repurchased assets are loans that we have reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. During the three months ended June 30, 2009 and 2008, we repurchased $13.0 million and $22.1 million in unpaid principal balance of non-performing loans, respectively. The estimated fair value of the remaining repurchased assets totaled $18.4 million at June 30, 2009 and $16.5 million at December 31, 2008, and is included within other assets in our consolidated statements of financial condition.

     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $244.2 million at June 30, 2009 and $246.2 million in December 31, 2008. Our investment in property and equipment has essentially remained constant due to our decision to limit our branch expansion.
     Mortgage Servicing Rights. At June 30, 2009, MSRs included residential MSRs at fair value amounting to $658.2 million and consumer MSRs at amortized cost amounting to $6.1 million. At December 31, 2008, residential MSRs amounted to $511.3 million and consumer MSRs at amortized cost amounted to $9.5 million. During the six month period ended June 30, 2009 and 2008, we recorded additions to our residential MSRs of $191.3 million and $203.7 million, respectively, due to loan sales or securitizations. Also, during the period ending June 30, 2009, we reduced the amount of MSRs by $25.5 million related to bulk servicing sales and $72.2 million related to loans that paid off during the period. Further, the MSRs were increased by $53.4 million related to the realization of expected cash flows and market driven changes, primarily a increase in mortgage loan rates that led to an expected decrease in prepayment speeds. See Note 11 of the Notes to the Consolidated Financial Statements in Item 1 Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $61.5 billion at June 30, 2009 versus $55.9 billion at December 31, 2008, with the increase primarily attributable to our increased loan origination activity for 2009.
     Other Assets. Other assets are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Repurchased assets	$18,384	$16,454
Receivable for FHA insured loans / assets	165,549	83,709
Escrow advances	69,476	56,542
Tax assets, net	232,807	181,601
Derivative assets, including margin accounts	128,353	93,686
Other	83,650	72,742

Total other assets	$698,219	$504,734

     Other assets increased $193.5 million, or 38.3%, to $698.2 million at June 30, 2009 from $504.7 million at December 31, 2008. The majority of the increase was attributable to an increase of $81.8 million of our receivables of repurchased FHA insured loans and a $51.2 million increase in our tax assets, net, due to our loss for the quarter ended June 30, 2009.
Liabilities
     Deposit Accounts. Deposit accounts increased $1.6 billion to $9.5 billion at June 30, 2009, from $7.8 billion at December 31, 2008. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	June 30, 2009			December 31, 2008
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance

Demand accounts	$455,083	0.27%	4.81%	$416,920	0.47%	5.32%
Savings accounts	558,709	1.27	5.90	407,501	2.24	5.20
MMDA	717,816	1.60	7.58	561,909	2.61	7.17
Certificates of deposit (1)	4,310,498	3.62	45.51	3,967,985	3.94	50.61

Total Retail Deposits	6,042,106	2.91	63.80	5,354,315	3.40	68.30

Public funds(2)	420,512	1.20	4.44	597,638	2.84	7.62
National accounts	1,790,892	3.68	18.91	1,353,558	4.41	17.26
Company controlled deposits(3)	1,217,163	—	12.85	535,494	—	6.82

Total Deposits	$9,470,673	2.61%	100.0%	$7,841,005	3.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.8 billion and $1.7 billion at June 30, 2009 and December 31, 2008, respectively.

(2)	Public funds include funds from municipalities and public units.

(3)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.

     The public funds channel was $420.5 million and $597.6 million at June 30, 2009 and December 31, 2008, respectively. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through the use of investment banking firms. National deposit accounts increased a net $0.4 billion to $1.8 billion at June 30, 2009, from $1.4 billion at December 31, 2008. At June 30, 2009, the national deposit accounts had a weighted maturity of 12 months.
     The Company controlled accounts increased $0.7 billion to $1.2 billion at June 30, 2009. This increase reflects the increase in mortgage loans serviced for others.
     The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives our customers the potential to receive FDIC insurance up to $50 million. At June 30, 2009, $463.6 million of our total CDs were enrolled in this program, with $221.8 million originating from public entities and $241.8 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $39.5 million from public entities and $424.1 million from retail customers.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Daily adjustable advances	$1,907	0.51%	$—	—
Fixed rate putable advances	2,150,000	4.02%	2,150,000	4.02%
Short-term fixed rate term advances	800,000	4.66%	650,000	4.79%
Long-term fixed rate term advances	2,200,000	4.60%	2,400,000	4.55%

Total	$5,151,907	4.37%	$5,200,000	4.36%

     At June 30, 2009, FHLB advances remained virtually unchanged from $5.2 billion at December 31, 2008. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.0 billion at June 30, 2009.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. We had security repurchase agreements amounting to $108.0 million at both June 30, 2009 and December 31, 2008.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. On June 30, 2009, we issued $51.5 million of junior subordinated notes related to the sale of $50.0 million trust preferred securities to MatlinPatterson. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At June 30, 2009 and December 31, 2008, we had $300.2 million and $248.7 million of long-term debt, respectively. See Note 2 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein.
     Accrued Interest Payable. Our accrued interest payable increased $0.4 million from December 31, 2008 to $36.5 million at June 30, 2009. The increase was principally due to the increase in interest bearing deposits offset in part by a decline in interest rates during 2009 on our interest-bearing liabilities.
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
     The secondary market reserve increased $2.5 million to $45.0 million at June 30, 2009, from $42.5 million at December 31, 2008. This increase is attributable to our expected losses and historical experience of repurchases and claims.
     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$42,500	$27,400	$42,500	$27,600
Provision
Charged to gain on sale for current loan sales	7,130	2,813	10,932	5,807
Charged to other fees and charges for changes in estimates	16,909	(200)	27,737	(1,561)

Total	24,039	2,613	38,669	4,246
Charge-offs, net	(21,539)	(2,013)	(36,169)	(3,846)

Balance, end of period	$45,000	$28,000	$45,000	$28,000

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at June 30, 2009 is adequate.
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
     Retail deposits increased to $6.0 billion at June 30, 2009, as compared to $5.4 billion at December 31, 2008.
     Mortgage loans sold during the six months ended June 30, 2009 totaled $17.6 billion, an increase of $2.3 billion from the $15.3 billion sold during the same period in 2008. This increase reflects our $2.9 billion increase in mortgage loan originations during the six months ended June 30, 2009. We attribute this increase to a falling interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and an increase in market share. We sold 93.6% and 99.1% of our mortgage loan originations during the six month periods ended June 30, 2009 and 2008, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.0 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At June 30, 2009, we had available collateral sufficient to access $5.7 billion of the line of which $0.6 billion was still available at June 30, 2009. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At June 30, 2009, we had arrangements to enter into security repurchase agreements, a form of collateralized short-term borrowing, with multiple financial institutions (each of which is a primary dealer for Federal Reserve purposes). Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At both June 30, 2009 and 2008, our security repurchase agreements totaled $108.0 million. The security repurchase agreements were secured by $117.5 million and $124.7 million of U.S. government sponsored agency mortgage-backed securities classified as securities available for sale at June 30, 2009 and 2008, respectively .
     At June 30, 2009, we had arrangements with the Federal Reserve Bank of Chicago (“FRB”) to borrow as needed from its discount window. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At June 30, 2009, we had pledged commercial loans amounting to $774.0 million with a lendable value of $426.0 million. At June 30, 2009, we had no borrowings outstanding against this line of credit.
     At June 30, 2009, we had outstanding rate-lock commitments to lend $2.0 billion in mortgage loans, along with outstanding commitments to make other types of loans totaling $4.3 million. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at June 30, 2009, we had outstanding commitments to sell $3.8 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.5 billion at June 30, 2009, including $938.1 million of unused warehouse lines of credit to various mortgage companies and $191.3 million in undrawn commercial lines of credits. Also, there were $238.5 million in undrawn home equity lines of credit and $10.4 million in undrawn lines of consumer credit contained within consumer loans at June 30, 2009.
     Regulatory Capital Adequacy. At June 30, 2009, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” We are not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in ten separate private offerings to the capital markets and as to which $290.0 million of such securities were outstanding at June 30, 2009.

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
 (a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
 (b) Changes in Internal Controls. During the quarter ended June 30, 2009, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     None.

Item 1A.	Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as follows:
     Current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights.
     The housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state government, as well as the government sponsored enterprises, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the government sponsored enterprises, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise change the costs associated with servicing loans for others, which may result in lower margins or an impairment in the expected value of our mortgage servicing rights.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     The Company made no unregistered sales of its equity securities during the quarter ended June 30, 2009 that have not previously been reported.
     Issuer Purchases of Equity Securities
     The Company made no purchases of its equity securities during the quarter ended June 30, 2009.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     For a description of matters submitted to a vote of security holders during the period, refer to Item 8.01 of the Company’s Current Report of Form 8-K filed with the SEC on May 29, 2009, which is incorporated herein by reference.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 29, 2009, and incorporated herein by reference).

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.4*	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series C (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 30, 2009, and incorporated herein by reference).

3.5*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated May 29, 2009 and incorporated herein by reference).

4.1*	Indenture, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

4.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among Flagstar Bancorp, Inc., Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

4.3*	Guarantee Agreement, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

10.10*+	Flagstar Bancorp Inc. 2006 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 29, 2009, and incorporated herein by reference).

10.25*+	Amendment to Employment Agreement, dated as of June 8, 2009, between Flagstar Bancorp, Inc., Flagstar Bank, FSB, and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2009, and incorporated herein by reference).

10.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc., Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

11	Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: August 5, 2009	/s/ Mark T. Hammond
Mark T. Hammond
President and Chief Executive Officer (Duly Authorized Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated May 29, 2009, and incorporated herein by reference).

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.4*	Certificate of Designations for Fixed Rate Cumulative Perpetual Preferred Stock, Series C (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 30, 2009, and incorporated herein by reference).

3.5*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated May 29, 2009 and incorporated herein by reference).

4.1*	Indenture, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

4.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among Flagstar Bancorp, Inc., Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

4.3*	Guarantee Agreement, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc. and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

10.10*+	Flagstar Bancorp Inc. 2006 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 29, 2009, and incorporated herein by reference).

10.25*+	Amendment to Employment Agreement, dated as of June 8, 2009, between Flagstar Bancorp, Inc., Flagstar Bank, FSB, and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2009, and incorporated herein by reference).

10.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between Flagstar Bancorp, Inc., Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 1, 2009 and incorporated herein by reference).

11	Statement regarding Computation of Net Earnings per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement