Form 10-Q
period 2009-09-30
FLAGSTAR BANCORP INC
filed 2009-11-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     As of November 6, 2009, 468,571,775 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and under Part II, Item 1A of this quarterly report on Form 10-Q, including: (1) our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally; (2) general business, economic and political conditions may significantly affect our earnings; (3) we depend on our institutional counterparties to provide services that are critical to our business. If one of more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect our earnings, liquidity, capital position and financial condition; (4) defaults by another larger financial institution could adversely affect financial markets generally; (5) if we cannot effectively manage the impact of the volatility of interest rates, our earnings could be adversely affected; (6) the value of our mortgage servicing rights could decline with reduction in interest rates; (7) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates; (8) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (9) changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios; (10) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Additionally, the performance of our standby and commercial letters of credit may be adversely affected as well. Consequently, our allowance for loan losses and guarantee liability may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (11) our secondary market reserve for losses could be insufficient; (12) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (13) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (14) our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (15) our inability to realize our deferred tax assets may have a material adverse affect on our consolidated results of operations and our financial condition; (16) we may be required to raise capital at terms that are materially adverse to our stockholders; (17) our holding company is dependent on the Bank for funding of obligations and dividends; (18) future dividend payments and equity repurchases are restricted by the terms of the Treasury’s equity investment in us; (19) we may not be able to replace key members of senior management or attract and retain qualified relationship managers in the future; (20) the network and computer systems on which we depend could fail or experience a security breach; (21) our business is highly regulated; (22) our business has volatile earnings because it operates based on a multi-year cycle; (23) our loans are geographically concentrated in only a few states; (24) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (25) we are a controlled company that is exempt from certain NYSE corporate governance requirements; and (26) current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
The unaudited condensed consolidated financial statements of the Company are as follows:
Consolidated Statements of Financial Condition — September 30, 2009 (unaudited) and December 31, 2008.
Unaudited Consolidated Statements of Operations — For the nine and three months ended September 30, 2009 and 2008.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — For the nine months ended September 30, 2009 (unaudited) and for the year ended December 31, 2008.
Unaudited Consolidated Statements of Cash Flows — For the nine months ended September 30, 2009 and 2008.
Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except for share data)

	At September 30,	At December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash items	$607,035	$300,989
Interest-bearing deposits	228,842	205,916

Cash and cash equivalents	835,877	506,905
Securities classified as trading	1,012,309	542,539
Securities classified as available for sale	817,424	1,118,453
Other investments — restricted	41,519	34,532
Loans available for sale ($2,051,058 at fair value on September 30, 2009)	2,070,878	1,484,680
Loans held for investment	8,133,497	9,082,121
Less: allowance for loan losses	(528,000)	(376,000)

Loans held for investment, net	7,605,497	8,706,121

Total interest-earning assets	11,776,469	12,092,241
Accrued interest receivable	50,611	55,961
Repossessed assets, net	164,898	109,297
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	241,710	246,229
Mortgage servicing rights at fair value	564,029	511,294
Mortgage servicing rights, net	3,771	9,469
Other assets	1,038,849	504,734

Total assets	$14,820,815	$14,203,657

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$8,533,968	$7,841,005
Federal Home Loan Bank advances	4,800,000	5,200,000
Security repurchase agreements	108,000	108,000
Long term debt	300,182	248,660

Total interest-bearing liabilities	13,742,150	13,397,665
Accrued interest payable	24,839	36,062
Secondary market reserve	53,000	42,500
Other liabilities	333,229	255,137

Total liabilities	14,153,218	13,731,364
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share 25,000,000 shares authorized; 266,657 issued and outstanding at September 30, 2009	3	—
Common stock $0.01 par value, 750,000,000 shares authorized; 468,529,878 and 83,626,726 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,685	836
Additional paid in capital — preferred	242,451	—
Additional paid in capital — common	443,270	119,024
Accumulated other comprehensive loss	(47,685)	(81,742)
Retained earnings	24,873	434,175

Total stockholders’ equity	667,597	472,293

Total liabilities and stockholders’ equity	$14,820,815	$14,203,657

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)
Interest Income
Loans	$136,849	$172,163	$452,233	$526,039
Mortgage-backed securities held to maturity	—	—	—	15,576
Securities classified as available for sale and trading	29,738	14,563	85,873	51,325
Interest-bearing deposits	517	1,416	1,799	5,561
Other	3	395	28	1,453

Total interest income	167,107	188,537	539,933	599,954

Interest Expense
Deposits	58,352	60,940	192,248	215,807
FHLB advances	56,116	62,348	170,210	190,168
Security repurchase agreements	1,178	1,179	3,497	5,541
Other	3,867	4,229	9,638	12,400

Total interest expense	119,513	128,696	375,593	423,916

Net interest income	47,594	59,841	164,340	176,038
Provision for loan losses	125,544	89,612	409,420	167,708

Net interest (expense) income after provision for loan losses	(77,950)	(29,771)	(245,080)	8,330

Non-Interest Income
Loan fees and charges	29,422	777	97,366	2,278
Deposit fees and charges	8,438	7,183	23,655	20,029
Loan administration	(30,293)	25,655	(20,240)	45,980
Gain on trading securities	21,714	—	6,377	—
Loss on residual and transferors’ interests	(50,689)	(12,899)	(66,625)	(26,485)
Net gain on loan sales	104,416	22,152	404,773	129,403
Net (loss) gain on sales of mortgage servicing rights	(1,319)	896	(3,945)	348
Net gain on sales of securities available for sale	—	149	—	5,019
Total other-than-temporary impairment recoveries (losses)	34,100	—	(69,533)	—
Recoveries (losses) recognized in other comprehensive income (before taxes)	36,975	—	(49,089)	—

Net impairment losses recognized in earnings	(2,875)	—	(20,444)	—
Other fees and charges	(12,582)	9,475	(29,189)	29,768

Total non-interest income	66,232	53,388	391,728	206,340

Non-Interest Expense
Compensation,commissions and benefits	68,611	51,461	232,038	157,538
Occupancy and equipment	17,175	19,462	53,553	59,721
Asset resolution	26,811	18,019	69,660	29,799
Communication	1,411	1,678	4,761	5,263
Other taxes	12,944	(1,359)	15,049	(83)
General and administrative	39,954	29,903	146,331	49,830

Total non-interest expense	166,906	119,164	521,392	302,068

Loss before federal income taxes	(178,624)	(95,547)	(374,744)	(87,398)
Provision (benefit) for federal income taxes	114,965	(33,456)	55,008	(30,454)

Net Loss	(293,589)	(62,091)	(429,752)	(56,944)
Preferred stock dividends/accretion	(4,623)	—	(12,464)	—

Net Loss Applicable To Common Stock	$(298,212)	$(62,091)	$(442,216)	$(56,944)

Loss per share
Basic	$(0.64)	$(0.79)	$(1.66)	$(0.83)

Diluted	$(0.64)	$(0.79)	$(1.66)	$(0.83)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands)

					Accumulated
					Other			Total
	Preferred	Common	Additional Paid in Capital		Comprehensive	Treasury	Retained	Stockholders’
	Stock	Stock	Preferred	Common	Loss	Stock	Earnings	Equity

Balance at January 1, 2008	$—	$637	$—	$64,350	$(11,495)	$(41,679)	$681,165	$692,978
Net loss	—	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential MSR mortgage servicing rights	—	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	—	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	—	(587)	—	587	—	—
Stock options exercised	—	—	—	77	—	—	—	77
Stock-based compensation	—	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008	—	836	—	119,024	(81,742)	—	434,175	472,293
(Unaudited)
Net loss	—	—	—	—	—	—	(429,752)	(429,752)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	13,289	—	—	13,289
Change in net unrealized loss on securities available for sale	—	—	—	—	53,682	—	—	53,682

Total comprehensive loss	—	—	—	—	—	—	—	(362,781)
Cumulative effect for adoption of new guidance for other-than-temporary- impairments recognition on debt securities	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	—	507,494
Conversion of preferred stock	(3)	3,750	(268,574)	264,827	—	—	—	—
Issuance of common stock to management	—	67	—	5,254	—	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	31	—	4,345	—	—	—	4,376
Restricted stock issued	—	1	—	(46)	—	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	—	(8,927)	(8,927)
Accretion of preferred stock	—	—	3,537	—	—	—	(3,537)	—
Stock-based compensation	—	—	—	658	—	—	—	658
Tax effect from stock-based compensation	—	—	—	(465)	—	—	—	(465)

Balance at September 30, 2009	$3	$4,685	$242,451	$443,270	$(47,685)	$—	$24,873	$667,597

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(429,752)	$(56,944)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	409,420	167,708
Depreciation and amortization	17,075	18,964
Increase (decrease) in valuation allowance in mortgage servicing rights	3,774	(82)
Loss on fair value of residential mortgage servicing rights, net of hedging gains	91,078	58,839
Stock-based compensation expense	658	867
Net (gain) loss on interest rate swap	(326)	149
Net loss (gain) on the sale of assets	1,241	(429)
Net gain on loan sales	(404,773)	(129,403)
Net loss (gain) on sales of mortgage servicing rights	3,945	(348)
Net loss (gain) on securities classified as available for sale	20,444	(5,019)
Net loss on trading securities	60,248	26,485
Proceeds from sales of trading securities	1,079,716	—
Proceeds from sales of loans available for sale	24,267,675	18,745,006
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(25,236,411)	(21,068,787)
Purchase of trading securities, net of principal repayments	(744,946)	—
Decrease in accrued interest receivable	5,350	4,580
Increase in other assets	(533,774)	(88,256)
Decrease in accrued interest payable	(11,223)	(19,833)
Net tax effect for stock grants issued	465	205
Decrease in federal income taxes payable	(36,527)	(98,996)
Increase in other liabilities	72,637	47,591

Net cash used in operating activities	(1,364,006)	(2,397,703)
Investing Activities
Net change in other investments	(6,987)	(5,013)
Repayment of mortgage-backed securities held to maturity	—	90,846
Proceeds from sale of investment securities available for sale	—	913,798
Repayment of investment securities available for sale	46,487	138,988
Proceeds from sales of portfolio loans	9,184	1,312,084
Origination of portfolio loans, net of principal repayments	437,396	1,474,806
Purchase of Federal Home Loan Bank stock	—	(24,499)
Investment in unconsolidated subsidiary	1,547	—
Proceeds from the disposition of repossessed assets	178,539	78,447
Acquisitions of premises and equipment, net of proceeds	(9,692)	(24,240)
Proceeds from the sale of mortgage servicing rights	119,815	—

Net cash provided by investing activities	776,289	3,955,217

Financing Activities
Net increase (decrease) in deposit accounts	692,963	(815,940)
Net decrease in Federal Home Loan Bank advances	(400,000)	(863,000)
Payment on other long term debt	(25)	(25)
Net receipt of payments of loans serviced for others	24,345	21,005
Net receipt of escrow payments	6,032	12,885
Proceeds from the exercise of stock options	—	77
Net tax effect of stock grants issued	(465)	(205)
Issuance of junior subordinated debt	50,000	—
Issuance of preferred stock	544,365	45,797
Issuance of common stock	6,696	8,566

	For the Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Issuance of treasury stock	—	41,092
Dividends paid to preferred stockholders	(7,222)	—

Net cash provided by (used in) financing activities	916,689	(1,549,748)

Net increase in cash and cash equivalents	328,972	7,766
Beginning cash and cash equivalents	506,905	340,169

Ending cash and cash equivalents	$835,877	$347,935

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$492,798	$149,855

Total interest payments made on deposits and other borrowings	$386,816	$443,748

Federal income taxes paid	$1,510	$5,808

Reclassification of mortgage loans originated available for sale then transferred to held for investment loans	$42,171	$1,583,069

Reclassification of mortgage loans originated as held for investment to mortgage loans available for sale	$32,987	$280,635

Mortgage servicing rights resulting from sale or securitization of loans	$267,960	$292,004

Reclassification of mortgage backed securities held to maturity to securities available for sale	$—	$1,163,681

Conversion of mandatory convertible participating voting preferred stock to common stock	$271,577	$—

Conversion of mandatory convertible non-cumulative perpetual preferred stock to common stock	$—	$45,797

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1. Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.8 billion in assets at September 30, 2009, Flagstar is the largest insured depository institution headquartered in Michigan.
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. We have evaluated the financial statements for subsequent events through the date of the filing of the Form 10-Q. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the SEC, at www.sec.gov.
Note 3. Recent Accounting Developments
     In November 2007, the Financial Accounting Standards Board (“FASB”) issued relevant accounting guidance now codified within FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which addresses a non-controlling interest in consolidated financial statements. The guidance changes the way consolidated net earnings are presented. The new guidance requires consolidated net earnings to be reported at amounts attributable to both the parent and the non-controlling interest and will require disclosure on the face of the consolidated statement of operations amounts attributable to the parent and the non-controlling interest. The adoption of this guidance is intended to result in more transparent reporting of the net earnings attributable to the non-controlling interest. The guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The guidance also requires that a parent recognize a gain or loss in net earnings when a subsidiary is deconsolidated. The adoption of this guidance was effective for the Company on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operation or liquidity.

     In February 2008, the FASB issued relevant accounting guidance now codified within FASB ASC Topic 860, “Transfers and Servicing,” related to transfers of financial assets and repurchase financing transactions. This guidance requires the initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer, to be treated as a linked transaction under accounting guidance for transfers and servicing, unless certain criteria are met, then the initial transfer and repurchase will not be evaluated as a linked transaction, but will be evaluated separately under accounting guidance for transfers and servicing. This guidance is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In June 2008, the FASB issued relevant accounting guidance now codified within FASB ASC Topic 815, “Derivatives and Hedging,” pertaining to disclosures about derivative instruments and hedging activities. This guidance requires entities to provide enhanced qualitative disclosures about objectives and strategies with respect to an entity’s derivative and hedging activities. This guidance is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In October 2008, the FASB issued relevant accounting guidance now codified within FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” related to determining the fair value of a financial asset when the market for that asset is not active. This guidance clarifies the application of existing guidance on fair value measurements in an inactive market and provides key considerations in determining the fair value of an asset where the market is not active. This guidance was effective immediately upon issuance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In December 2008, the FASB issued relevant accounting guidance now codified within FASB ASC 860, “Transfers and Servicing,” and ASC 810, “Consolidation,” pertaining to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. This guidance requires enhanced disclosures about the transfers of financial assets and interests in variable interest entities. The guidance is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In April 2009, the FASB issued relevant accounting guidance now codified within FASB ASC 320, “Investments—Debt and Equity Securities,” related to the recognition and presentation of other-than-temporary impairments for debt and equity securities. This guidance amends the other-than-temporary guidance to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. The guidance modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value. The new guidance would require management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before its recovery. The guidance changes the total amount recognized in earnings when there are factors other than credit losses associated with an impairment of a debt security. The impairment is separated into impairments related to credit losses, which is recognized immediately in earnings, and impairments related to all other factors. The adoption of this guidance resulted in a cumulative adjustment increasing retained earnings and other comprehensive loss by $50.6 million offset by a tax expense of $17.7 million, or $32.9 million net of tax. The cumulative adjustment represents the non-credit portion of the other-than-temporary impairment, related to securities available for sale, that the Company had recorded prior to January 1, 2009. See Accumulated Other Comprehensive Loss in Note 14, “Stockholders Equity”.
     In April 2009, FASB issued relevant accounting guidance now codified within FASB ASC 820, “Fair Value Measurements and Disclosures, “determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly for debt and equity securities. The guidance provides additional direction on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or liquidity.
     In April 2009, FASB issued relevant accounting guidance now codified within FASB ASC 825, “Financial Instruments,” pertaining to interim disclosures about fair value of financial instruments which requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this guidance were adopted by the Company effective January 1, 2009. As this guidance amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this guidance did not affect the Company’s consolidated statements of operations and financial condition.
     In May 2009, the FASB issued relevant accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general guidelines of accounting for and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management should evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which events or transactions occurring after the balance sheet date should be recognized and disclosures that should be made about events or transactions that occurred after the balance sheet date. The adoption of this statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not affect the Company’s consolidated financial position, results of operations or liquidity.
     In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140. SFAS 166 amends the accounting for transfers of financial assets, and is the principal accounting guidance governing the Company’s private-label asset securitization activities. Under SFAS No. 166, the Company’s securitization transactions will no longer be exempt from consolidation. SFAS 166 modifies the financial-components approach used in prior guidance and limits the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The statement also requires that a transferor recognize and initially measure at fair value, all assets obtained including beneficial interests and liabilities incurred as a result of the transfer of financial assets accounted for as a sale. SFAS 166 will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect that the adoption of SFAS 166 could have on its consolidated financial statements of condition, results of operations or liquidity.
     In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 will become effective for the Company on January 1, 2010. The Company is currently evaluating the effect that the adoption of SFAS 167 could have on its consolidated financial statements of condition, results of operations or liquidity.
     In June 2009, the FASB issued guidance now codified within FASB ASC Topic 105, “Generally Accepted Accounting Principles,” related to the FASB Accounting Standards Codification which became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This guidance reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. This guidance has impacted the Company’s disclosures in its consolidated financial statements because all references to authoritative accounting literature must now be referenced in accordance with the new guidance.
Note 4. Fair Value Accounting
     On January 1, 2008, the Company adopted guidance related to fair value measurements and additional guidance for financial instruments. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The updated guidance was issued to establish a uniform definition of fair value. The definition of fair value under this guidance is market-based as opposed to company-specific and includes the following:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at a measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies previous fair value guidance, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments that are measured at fair value.
     The accounting guidance for financial instruments provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of this guidance, the Company, as of January 1, 2008, elected the fair value option for certain non-investment grade residual securities from private-label securitizations. The Company elected fair value on these residual securities and reclassified these investments to securities — trading to provide consistency in the accounting for the Company’s residual interests.

     Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under guidance related to servicing assets and liabilities. Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million before tax, or $28.4 million after tax. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations.
     Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with the accounting guidance for financial instruments. Only loans available for sale originated subsequent to January 1, 2009 are affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. The effect on consolidated operations of this election amounted to recording additional gains on loan sales of $14.7 million and $57.0 million for the three and nine months ended September 30, 2009, respectively, based upon an increase in fair value during the period rather than at a later time when the loans were sold. See Note 6, “Loans Available for Sale.”
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
Valuation Hierarchy
     The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs to the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2 and finally Level 3 if Level 2 input is not available. The three levels are defined as follows.
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
     The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy
     Assets
     Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 9, “Private Label Securitization Activity” for the key assumptions used in the residual interest valuation process.
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
     Other investments-restricted. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.
     Loans available for sale. At September 30, 2009, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. At September 30, 2009, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market.
     Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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
     Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 10, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.
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
Liabilities
     Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant assumptions include expected volatility, a risk free rate and an expected life.
Assets and liabilities measured at fair value on a recurring basis
     The following table presents the financial instruments carried at fair value as of September 30, 2009, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above) (in thousands):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
	Level 1	Level 2	Level 3	Condition

Securities classified as trading:
Residual interests	$—	$—	$3,269	$3,269
Mortgage-backed securities	1,009,040	—	—	1,009,040
Securities classified as available for sale	168,422	—	649,002	817,424
Loans available for sale	—	2,051,058	—	2,051,058
Residential mortgage servicing rights	—	—	564,029	564,029
Other investments-restricted	41,519	—	—	41,519
Derivative financial instruments:
Rate lock commitments	—	—	40,605	40,605
Forward loan commitments	—	(33,074)	—	(33,074)
Agency forwards	14,180	—	—	14,180
Treasury futures	673	—	—	673
Interest rate swaps	(1,177)	—	—	(1,177)
Warrant liabilities	—	(9,334)	—	(9,334)

Total assets and liabilities at fair value	$1,232,657	$2,008,650	$1,256,905	$4,498,212

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

Fair value measurements using significant unobservable inputs
     The table below includes a rollforward of the Consolidated Statement of Financial Condition amounts for the nine months ended September 30, 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy (in thousands).

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value,	held at
Nine months ended	January 1,	unrealized	settlements,	out of	September	September
September 30, 2009	2009	gains/(losses)	net	Level 3	30, 2009	30, 2009

Securities classified as trading:
Residual interests	$24,808	$(21,539)	$—	$—	$3,269	$—
Securities classified as available for sale(a)	563,083	87,420	(1,501)	—	649,002	107,863
Residential mortgage servicing rights	511,294	(215,222)	267,957	—	564,029	—
Derivative financial Instruments:
Rate lock commitments	78,613	—	(38,008)	—	40,605	—

Totals	$1,177,798	$(149,341)	$228,448	$—	$1,256,905	$107,863

(a)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below (in thousands).
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	September 30, 2009	Level 1	Level 2	Level 3

Loans held for investment	$550,365	$—	$550,365	$—
Repossessed assets	164,898	—	164,898	—
Consumer loan servicing rights	3,771	—	—	3,771

Totals	$719,034	$—	$715,263	$3,771

Required Financial Disclosures about Fair Value of Financial Instruments
     The accounting guidance for financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all nonfinancial instruments are excluded from the scope of this guidance. Accordingly, the fair value disclosures required by this guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the fair value of the Company.

     The following table presents the carrying amount and estimated fair value of certain financial instruments (in thousands).

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial instruments:
Assets:
Cash and cash equivalents	$835,877	$835,877	$506,905	$506,905
Securities — trading	1,012,309	1,012,309	542,539	542,539
Securities available for sale	817,424	817,424	1,118,453	1,118,453
Other investments-restricted	41,519	41,519	34,532	34,532
Loans available for sale	2,070,878	2,050,726	1,484,680	1,526,031
Loans held for investment, net	7,605,497	7,599,315	8,706,121	8,845,398
FHLB stock	373,443	373,443	373,443	373,443
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,880,140)	(1,880,140)	(1,386,330)	(1,386,330)
Certificates of deposit	(3,819,351)	(3,820,358)	(3,967,985)	(4,098,135)
Public funds	(650,666)	(648,864)	(597,638)	(599,849)
National certificates of deposit	(1,232,031)	(1,273,805)	(1,353,558)	(1,412,506)
Company controlled deposits	(951,780)	(951,780)	(535,494)	(535,494)
FHLB advances	(4,800,000)	(5,097,964)	(5,200,000)	(5,612,624)
Security repurchase agreements	(108,000)	(111,428)	(108,000)	(113,186)
Long term debt	(300,182)	(281,583)	(248,660)	(247,396)
Warrant liabilities	(9,334)	(9,334)	—	—
Derivative Financial Instruments:
Forward delivery contracts	(33,074)	(33,074)	(61,256)	(61,256)
Commitments to extend credit	40,605	40,605	78,613	78,613
Interest rate swaps	(1,177)	(1,177)	(1,280)	(1,280)
Treasury and agency futures/forwards	14,853	14,853	60,813	60,813
Options	—	—	17,219	17,219
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

Note 5. Investment Securities
     As of September 30, 2009 and December 31, 2008, investment securities were comprised of the following (in thousands):

	September 30,	Range of	December 31,
	2009	Maturities	2008

Securities — trading
U.S. government sponsored agencies	$1,009,040	2038-2039	$517,731
Non-investment grade residual interests	3,269		24,808

Total securities — trading	$1,012,309		$542,539

Securities — available-for-sale
Non-agencies	$649,002	2035-2037	$563,083
U.S. government sponsored agencies	168,422	2010-2046	555,370

Total securities — available-for-sale	$817,424		$1,118,453

Other investments — restricted
Mutual funds	$41,519		$34,532

Trading
     Securities classified as trading are comprised of AAA-rated U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     The non-investment grade residual interests resulting from the Company’s private label securitizations were $3.3 million at September 30, 2009 versus $24.8 million at December 31, 2008. Non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underly these assets.
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
Available-for-Sale
     At September 30, 2009 and December 31, 2008, the Company had $0.8 billion and $1.1 billion, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.
     The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency collateralized mortgage obligations classified as available-for-sale (in thousands):

	September 30,	December 31,
	2009	2008
Amortized cost	$890,786	$1,244,145
Gross unrealized holding gains	9,150	10,522
Gross unrealized holding losses	(82,512)	(136,214)

Estimated fair value	$817,424	$1,118,453

     The following table summarizes by duration the unrealized loss positions, at September 30, 2009, on securities (dollars in thousands):

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months
			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss

U.S. government sponsored agency securities	$700	1	$(7)	$1,632	3	$(8)
Collateralized mortgage obligations	679,104	12	(82,497)	—	—	—

Totals	$679,804	13	$(82,504)	$1,632	3	$(8)

     The fair values of all other non-agency and U.S. government sponsored agency mortgage-backed securities are estimated based on market information.
     The unrealized losses on securities-available-for-sale amounted to $82.5 million on $681.4 million of principal of agency and non-agency collateralized mortgage obligations (“CMOs”) at September 30, 2009. These CMOs consist of interests in investment vehicles backed by mortgage loans. In the first quarter of 2009, the Company adopted new accounting guidance for investments. The new accounting guidance changed the amount of impairment recognized in operations when there are credit losses associated with an other-than-temporary impairment of a debt security. The other-than-temporary impairment is separated into impairments related to credit losses, which are recorded in operations, and impairments related to all other factors, which are recorded in other comprehensive income.
     An investment impairment analysis is triggered when the estimated market value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, the Company also reviews the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.
     The credit losses on the CMO portfolio reflect the economic conditions present in the U.S. over the course of the last two years. This includes high mortgage defaults, low collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home.
     During the fourth quarter of 2008, the Company recognized other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. Under the new accounting guidance discussed in an earlier paragraph, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive loss as a cumulative adjustment.
     In the three months ended September 30, 2009, additional credit losses on six investments with existing other-than-temporary impairment credit losses totaled $2.5 million while an additional $0.4 million credit loss was recognized on one security that did not already have such losses; all credit losses were recognized in current operations. For the nine month period ending September 30, 2009, additional credit losses on CMOs totaled $20.4 million, which was recognized in current operations. No such impairments were recognized during the same three or nine month periods in 2008. At September 30, 2009, the Company had total other-than-temporary impairments of $117.5 million on 12 securities in the available-for-sale portfolio with $35.0 million in total credit losses recognized through operations.
     The following table shows the activity for OTTI credit loss for the nine months ended September 30, 2009 (dollars in thousands):

			Additions on	Reductions
		Additions on	Securities with	for Sold	September 30,
	January 1, 2009	Securities with	Previous OTTI	Securities	2009
	Balance	No Prior OTTI	Recognized	with OTTI	Balance

Collateralized Mortgage Obligations	$(14,525)	$(14,139)	$(6,305)	$—	$(34,969)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended September 30, 2009, sales of these agency securities with underlying mortgage products originated by the Bank were $190.5 million resulting in $1.0 million of net gain on loan sale versus $36.4 million resulting in $17,200 of net gain on loan sale during the same period in 2008. During the nine months ended September 30, 2009, sales of agency securities with underlying mortgage products originated by the Bank were $653.0 million resulting in $13.0 million of net gain on loan sale compared with a $1.7 million gain on $2.8 billion during the nine months ended September 30, 2008.
     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended September 30, 2009 while in the same period in 2008 the Company sold $13.8 million in this category of available for sale securities resulting in $0.1 million in gain. During the nine months ended September 30, 2009, we sold no such securities. In the nine months ended September 30, 2008, we sold $908.8 million in agency and non-agency securities available for sale resulting in a net gain on sale of $5.0 million.
     As of September 30, 2009, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(In thousands)
Countrywide Alternative Loan Trust	$93,217	$76,641
Countrywide Home Loans	214,369	187,760
Flagstar Home Equity Loan Trust 2006-1	202,078	183,325
Goldman Sachs Mortgage Company	69,591	59,106

	$579,255	$506,832

Other Investments — Restricted
     The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.
Note 6. Loans Available for Sale
     The following table summarizes loans available for sale (in thousands):

	September 30,	December 31,
	2009	2008
Mortgage loans	$2,070,878	$1,484,649
Second mortgage loans	—	31

Total	$2,070,878	$1,484,680

     Through December 31, 2008, loans available for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2008, these loans had an aggregate fair value that exceeded their recorded amount. Effective January 1, 2009, the Company elected to record the majority of its loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale subsequent to January 1, 2009 are affected. At September 30, 2009, $2.1 billion of loans available for sale were recorded at fair value. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 7. Loans Held for Investment
     Loans held for investment are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008
Mortgage loans	$5,304,950	$5,958,748
Second mortgage loans	236,239	287,350
Commercial real estate loans	1,677,106	1,779,363
Construction loans — residential	22,906	54,749
Warehouse lending	425,861	434,140
Consumer loans	452,548	543,102
Commercial loans	13,887	24,669

Total	8,133,497	9,082,121
Less allowance for loan losses	(528,000)	(376,000)

Total	$7,605,497	$8,706,121

     Activity in the allowance for loan losses is summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$474,000	$154,000	$376,000	$104,000
Provision charged to operations	125,544	89,612	409,420	167,708
Charge-offs	(73,540)	(20,066)	(262,565)	(49,246)
Recoveries	1,996	454	5,145	1,538

Balance, end of period	$528,000	$224,000	$528,000	$224,000

     Loans on which interest accruals have been discontinued totaled approximately $1.1 billion and $0.5 billion at September 30, 2009 and 2008, respectively. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $25.7 million and $10.8 million during the nine months ended September 30, 2009 and 2008, respectively. There were no loans greater than 90 days past due, as determined using the OTS method, still accruing interest at September 30, 2009 and 2008.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Impaired loans with no allowance for loan losses allocated(1)	$156,734	$77,332
Impaired loans with allowance for loan losses allocated	875,904	373,424

Total impaired loans	$1,032,638	$450,756

Amount of the allowance allocated to impaired loans	$210,896	$121,321
Average investment in impaired loans	$732,337	$265,448
Cash-basis interest income recognized during impairment(2)	$20,738	$10,601

(1)	Includes loans for which the principal balance has been charged down to net realizable value.

(2)	Includes interest income recognized during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, respectively.
     Those impaired loans with no allowance for loan losses allocated represent loans for which the fair value of the related collateral less estimated selling costs was equal to or exceeded the recorded investments in such loans. At September 30, 2009, approximately 68.5% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 8. Pledged Assets
     The Company has pledged various assets to collateralize security repurchase agreements and lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. The following table details pledged asset by asset class. For non-cash assets, the principal amount for pledged loans and the market value and range of maturities of pledged investments are presented (dollars in thousands);

	September 30, 2009		December 31, 2008
	Carrying	Investment	Carrying	Investment
	Value	Maturities	Value	Maturities
Securities trading
U.S. government sponsored agencies	$1,009,031	2039	$517,731	2037-2039
Securities available for sale
U.S. government sponsored agencies	57,552	2010-2038	119,951	2020-2038
Non-agencies collateralized mortgage obligations	595,988	2035-2037	563,049	2035-2036
Loans
Mortgage loans	5,688,076		6,724,249
Second mortgage loans	209,284		254,480
HELOCs	303,206		354,076
Commercial loans	747,666		996,649

Totals	$8,610,803		$9,530,185

Note 9. Private-label Securitization Activity
     During the three and nine month periods ended September 30, 2009 and 2008, the Company did not consummate any private-label-securitizations transactions.
     At September 30 2009, key assumptions used in determining the value of residual interests resulting from the Company’s private-label securitizations were as follows (dollars in thousands):

					Weighted-
	Fair Value at		Projected	Annual	Average
	September 30,	Prepayment	Cumulative	Discount	Remaining Life
	2009	Speed	Credit Losses	Rate	(in years)

2005 HELOC Securitization	$3,269	10%	11.00%	20%	3.5
2006 HELOC Securitization	—	8%	36.84%	20%	4.6
2006 Second Mortgage Securitization	—	13%	11.77%	20%	4.4
2007 Second Mortgage Securitization	—	11%	19.44%	20%	5.5
     Certain cash flows received from securitization trusts, qualifying special purpose entities (QSPE”) were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from new securitizations	$—	$—	$—	$—
Proceeds from collections reinvested in securitizations	—	—	—	6,960
Servicing fees received	1,322	1,604	4,233	5,037
Loan repurchases for representations and warranties	—	(1,501)	—	(1,501)
     In accordance with the terms of the securitizations, credit losses in the 2006 and 2005 HELOC securitizations exceeded losses as originally modeled. As such, the monoline insurer that protects the noteholders determined that the status of the securitization should be changed to “rapid amortization.” During the rapid amortization period, the Company will no longer be reimbursed by the trusts for draws on the home equity lines of credit until after the noteholders are paid off and the monoline insurer is reimbursed for amounts it is owed. Therefore, this status has the effect of extending the time period for which the Company’s advances are outstanding and may result in the Company not receiving reimbursement for all of the funds advanced. As of September 30, 2009 and December 31, 2008, the Company advanced a total of $75.4 million and $57.1 million of funds, respectively under these arrangements.
     Under the terms of the HELOC securitizations, the trusts have purchased and were initially obligated to pay for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering the rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor’s interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. Although the securitization would terminate upon repayment of (1) expenses, (2) the notes (which are third party beneficial interests) and (3) previous advances made by the monoline insurer, such repayment is not expected to occur before the expiration of the underlying lines of credit. Consequently, until all of the underlying lines of credit expire, the Company expects that it will continue to be obligated to fund the purchase of additional draws by the trust.
     Reimbursement to the Company for the funding through its transferor’s interest occurs only after (1) payment of all expenses, (2) all of the third party beneficial interests (notes) are paid off, and (3) any advances by the monoline insurer are reimbursed; however, we are entitled to receive interest on the gross balance of the transferors’ interest. As such, the value of the transferor’s interest received in exchange will be less than the value of the additional draws contributed at the time of funding. Consequently, the Company values the transferor’s interest on a monthly basis at lower of cost or market utilizing assumptions similar to those used in valuing the residual interests.
     The Company’s total potential funding obligation is dependent on both (1) borrower behavior (e.g., the amount of additional draws requested) and (2) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, at September 30, 2009, the notional amount of the unfunded commitment under the Company’s contractual arrangements with the HELOC securitization trusts amounted to approximately $99.9 million, of which only $53.1 million would be currently fundable because the underlying borrowers lines of credit are still active. The remaining $46.8 million of unfunded commitments have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home equity line of credit with the Company.
Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its residual interests and the amount of its transferor’s interests. The value of the Company’s residual interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed these assumptions, the value of the Company’s residual interests will be diminished.
     The following table summarizes the loan balance associated with the Company’s servicing portfolio and the balance of related retained assets with credit exposure, which includes residual interests that are included as trading securities and transferor’s interests that are included in loans held for investment at September 30, 2009 (in thousands):

		Balance of Retained
	Total Loans	Assets with Credit
	Serviced	Exposure
Private—label securitizations	$1,003,436	$27,126
U.S. government sponsored agencies	52,155,983	—
Other investors	466	—

Total	$53,159,885	$27,126

Mortgage loans that have been securitized in private-label securitizations at September 30, 2009 and 2008 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below (in thousands):

					Credit Losses in
					Securitization Trusts
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Nine
	Outstanding		Or More Past Due		Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Securitized mortgages	$1,003,436	$1,242,740	$48,964	$42,050	$111,080	$42,966
Note 10. Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans obtained through private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. In the quarter ended March 31, 2008, the Company began to specifically hedge the risk by hedging the fair value of MSRs with derivative instruments and other instruments which are intended to change in value inversely to part or all changes in the value of MSRs.
     Changes in the carrying value of residential MSRs, accounted for at fair value are as follows:

	For the Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Balance at beginning of period	$511,294	$402,243
Cumulative effect of change in accounting	—	43,719
Additions from loans sold with servicing retained	267,960	291,888
Reductions from bulk sales	(134,852)	—
Changes in fair value due to:
Payoffs(a)	(101,551)	(42,765)
All other changes in valuation inputs or assumptions (b)	21,178	27,074

Fair value of MSRs at end of period	$564,029	$722,159

Unpaid principal balance of loans serviced for others	$52,156,449	$50,587,967

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates and realization of expected cash flows.
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

     The key economic assumptions used in determining the fair value of residential MSRs capitalized during the nine month periods ended September 30, 2009 and 2008 periods were as follows:

	For the Nine Months Ended September 30,
	2009	2008
Weighted-average life (in years)	5.6	6.6
Weighted-average constant prepayment rate (CPR)	23.1%	12.9%
Weighted-average discount rate	8.4%	9.3%
     The key economic assumptions used in determining the fair value of residential MSRs at period end were as follows:

	September 30,
	2009	2008
Weighted-average life (in years)	5.1	6.7
Weighted-average CPR	14.8%	13.2%
Weighted-average discount rate	8.1%	10.7%
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
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Consumer servicing assets
Balance at beginning of period	$9,469	$11,914
Additions:
From loans securitized with servicing retained	—	116
Subtractions:
Amortization	(1,924)	(1,949)

Carrying value before valuation allowance at end of period	7,545	10,081

Valuation allowance
Balance at beginning of period	—	(144)
Impairment recoveries (charges)	(3,774)	55

Balance at end of period	(3,774)	(89)

Net carrying value of servicing assets at end of period	$3,771	$9,992

Unpaid principal balance of consumer loans serviced for others	$1,003,436	$1,242,740

Fair value of servicing assets:
Beginning of period	$12,284	$11,861

End of period	$4,196	$10,167

The key economic assumptions used to estimate the fair value of consumer servicing assets at September 30, 2009 and 2008 were as follows:

	September 30
	2009	2008
Weighted-average life (in years)	2.9	3.9
Weighted-average discount rate	11.6%	13.7%
     Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income (loss) on the consolidated statements of operations (in thousands).

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30,
	2009	2008	2009	2008
Residential real estate	$36,620	$39,423	$114,314	$101,691
Consumer	1,361	2,299	4,301	4,963

Total	$37,981	$41,722	$118,615	$106,654

Note 11. Other Assets
     Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Repurchased assets with government insurance	$473,867	$83,709
Repurchased assets without government insurance	26,601	16,454
Derivative assets, including margin accounts	189,135	93,686
Escrow advances	107,414	56,542
Servicing sale receivables	95,107	—
Tax assets, net	80,443	181,601
Other	66,282	72,742

Total other assets	$1,038,849	$504,734

Note 12. Income Taxes
Federal
     Total federal income tax provision (benefit) is allocated as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Provision (benefit) from operations	$114,965	$(33,456)	$55,008	$(30,454)
Stockholders’ equity, for the tax effect of other comprehensive loss	26,257	(34,228)	18,338	(45,324)
Stockholders’ equity, for the tax effect of stock-based compensation	—	—	465	205

	$141,222	$(67,684)	$73,811	$(75,573)

     Components of the provision (benefit) for federal income taxes from operations consist of the following (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008
Current provision (benefit)	$6	$(4,090)	$9	$(4,158)
Deferred provision (benefit)	114,959	(29,366)	54,999	(26,296)

	$114,965	$(33,456)	$55,008	$(30,454)

     The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Benefit at statutory federal income tax rate (35%)	$(62,519)	$(33,441)	$(131,160)	$(30,589)
Increases resulting from:
Valuation allowance	171,981	—	171,981	—
Warrant expense	1,244	—	9,646	—
Other	4,259	(15)	4,541	135

Provision (benefit) at effective federal income tax rate	$114,965	$(33,456)	$55,008	$(30,454)

     Deferred income tax assets and liabilities at September 30, 2009 and December 31, 2008 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan and other losses	$252,872	$157,777
Tax loss carryforwards (expiration date 2028 and 2029)	95,985	75,061
Non-accrual interest revenue	17,454	6,769
Premises and equipment	6,552	5,622
Reinsurance reserves & other insurance items	5,483	—
Alternative Minimum Tax credit carryforward (indefinite carryforward period)	5,211	5,211
Accrued vacation pay	2,056	2,098
Mark-to-market adjustments	—	6,709
Other	7,551	8,564

	393,164	267,811

Deferred tax liabilities:
Mortgage loan servicing rights	(179,037)	(155,622)
Loan securitizations	(22,208)	(7,918)
Mark-to-market adjustments	(8,054)	—
Federal Home Loan Bank stock dividends	(6,624)	(8,202)
State income taxes	(1,098)	(4,267)
Other	(32)	(3)

	(217,053)	(176,012)
Valuation allowance	(176,111)	—

Net deferred tax asset	$—	$91,799

     The Company has not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve of approximately $4.0 million, because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings and profits, or ceases to qualify as a bank for tax purposes.
     The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets.
     In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. Furthermore, on January 30, 2009, the Company incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $15.2 million on the amount of the Company’s net operating loss carryforward that may be used.
     In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2007 and 2008, and for the first nine months of 2009, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result the Company recorded a $176.1 million valuation allowance against its net deferred tax assets with the resulting charge to earnings amounting to $172.0 million. The remaining $4.1 million is the federal tax effect of the charge to other taxes for the state valuation allowance, discussed below. This effect did not impact earnings.
     The details of the net tax asset recorded as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Current tax loss carryback claims	$80,567	$80,567
Other current, net	(38)	(1,815)

Current tax asset	80,529	78,752
Net deferred tax asset	—	91,799

Net tax asset	$80,529	$170,551

     The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of September 30, 2009, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2005 and was in the process of examining taxable years ending December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.
     The following table provides a reconciliation of the total amounts of unrecognized tax benefits (in thousands):

For the nine
months ended
September 30, 2009
Balance at January 1, 2009	$421
Additions to tax positions recorded during the current year	977
Additions to tax positions recorded during prior years	—
Reductions to tax positions recorded during prior years	—
Settlements	(387)
Reductions in tax positions due to lapse of statutory limitations	—

Balance at September 30, 2009	$1,011

     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the nine month period ended September 30, 2009, the Company recognized interest expense of approximately $342,000 and approximately $84,000 of penalty expense in its statement of operations and statement of financial condition, respectively. Approximately $1.0 million of the above tax positions are expected to reverse during the next 12 months.

State
     The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the consolidated statement of operations under non-interest expense-other taxes.
     State tax benefits are as follows (in thousands):

	September 30,	December 31,
	2009	2008
State tax benefits	$(11,984)	$(10,457)
Valuation allowance	23,859	9,232

Net expense (benefit)	$11,875	$(1,225)

     State deferred tax assets are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Tax loss carryforwards (expiration dates through 2029)	$24,737	$18,486
Temporary differences, net	8,354	2,621

	33,091	21,107
Valuation allowance	(33,091)	(9,232)

Net deferred state tax assets	$—	$11,875

     For reasons discussed above in the federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets of $33.1 million as of September 30, 2009 and $9.2 million as of December 31, 2008.
Note 13. Warrant Liabilities
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 14,259,794 shares of the Company’s common stock at $0.62 per share. The holders of such warrants are entitled to acquire the Company’s common shares for a period of ten years. During the nine months ended September 30, 2009, 3,148,393, shares of the Company’s common stock have been issued upon exercise of certain May Investor Warrants. At September 30, 2009, the May Investors hold 11,111,401 warrants.
     Based on management’s analysis, the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities and are measured at fair value, with changes in fair value recognized through operations.
     At September 30, 2009, the Company’s liability to warrant holders amounted to $9.3 million. This amount relates to the liability for the May Investor Warrants. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
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
     During the first quarter 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued common shares. As described in Note 14, “Stockholders’ Equity,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May

26, 2009 to increase the number of authorized common shares, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense under general and administrative.
     The May Investor Warrants, unlike the Treasury Warrants, contain certain provisions that would allow the $0.62 exercise price to be reduced. As such, these warrants are required to be accounted for as liabilities and recorded at fair value. On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. Since the inception on January 30, 2009 through September 30, 2009, the Company marked these warrants to market which resulted in an increase in the liability of $3.2 million. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. The Company will mark the May Investor Warrants to market quarterly until exercised.
Note 14.	Stockholder’s Equity
Preferred Stock
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at September 30, 2009 is summarized as follows (dollars in thousands):

					Additional
		Earliest	Shares	Preferred	Paid in
	Rate	Redemption Date	Outstanding	Shares	Capital
Series B — convertible	—	—	—	$—	$—
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	3	242,451

				$3	$242,451

     On January 30, 2009, MP Thrift Investments, L.P. (“MatlinPatterson”) purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock (the “Preferred Stock”) for $250 million. Such preferred shares were to automatically convert at $0.80 per share into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. Also on January 30, 2009, the Company entered into a closing agreement with MatlinPatterson pursuant to which the Company agreed to sell to MatlinPatterson an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MatlinPatterson (the “Additional Preferred Stock”). On February 17, 2009, MatlinPatterson acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MatlinPatterson acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Preferred Stock and the 50,000 shares of Additional Preferred Stock were automatically converted into an aggregate of 375 million shares of the Company’s common stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Preferred Stock and Additional Preferred Stock, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders.
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
     On June 30, 2009, MatlinPatterson acquired $50 million of Trust Preferred Securities pursuant to which the Company issued 50,000 shares that are convertible into common stock at the option of MatlinPatterson on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the Trust Preferred Securities are not converted, they will remain outstanding perpetually unless redeemed by the Company at any time after January 30, 2011.
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component (in thousands):

	September 30,	December 31,
	2009	2008
Net unrealized loss on securities available for sale, net of tax	$(47,685)	$(81,742)

     The following table sets forth the changes to other comprehensive loss and the related tax effect for each component (in thousands):

	For the Nine Months	For the Year
	Ended	Ended
	September 30, 2009	December 31, 2008
Gain (reclassified to earnings) on interest rate swap derecognition	$—	$(363)
Related tax expense	—	127
Gain (reclassified to earnings) on sales of securities available for sale	—	(5,019)
Related tax expense	—	1,757
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments — debt and equity securities — other-than- temporary impairments	(50,638)	—
Related tax benefit	17,724	—
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale	20,444	62,370
Related tax benefit	(7,155)	(21,829)
Unrealized gain (loss) on securities available for sale	82,590	(165,061)
Related tax (benefit) expense	(28,908)	57,771

Change	$34,057	$(70,247)

Note 15. Derivative Financial Instruments
     The Company follows the provisions of derivatives and hedging accounting guidance, as amended, for its derivative instruments and hedging activities, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of September 30, 2009 and December 31, 2008:
•	Forward loan sales contracts — Fannie Mae, Freddie Mac, Ginnie Mae and others;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax (losses) gains of $(25.1) million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively, on its hedging activity relating to loans held for sale. The Bank recognized pre-tax (losses) gains of $(9.8) million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively, on its hedging activity relating to loans held for sale. Additionally the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchasing forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of Treasury futures contracts and options on Treasury futures contracts.
     The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current borrowings and anticipated deposits. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under U.S. GAAP, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive loss to current period operations are included in the line item in which the hedged cash flows are recorded. On January 1, 2008, the Company derecognized all cash flow hedges.
     The Company recognizes changes in hedge values from designated accounting hedges discussed above in the same consolidated statement of operations captions where such change occurs.
     The Company had the following derivative financial instruments (dollars in thousands):

	September 30, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$2,010,156	$40,605	2009
Forward loan sale commitments	3,189,644	(33,074)	2009
Mortgage servicing rights derivatives:
Treasury and agency futures/forwards	3,052,500	14,853	2009
Borrowings and advances derivatives:
Interest rate swaps	25,000	(1,177)	2010

	December 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates
Mortgage banking derivatives:
Rate lock commitments	$6,250,222	$78,613	2009
Forward loan sale commitments	5,216,903	(61,256)	2009
Mortgage servicing rights:
Treasury and agency futures/forwards	2,885,000	60,813	2009
Treasury options	1,000,000	17,219	2009
Borrowings and advances hedges:
Interest rate swaps	25,000	(1,280)	2010
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
Note 16. Employee Benefit Plans
     The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution is $15,500 for 2009. Participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $5,000 for 2009. The Company has historically provided a matching contribution up to 3% of an employee’s annual compensation up to a maximum of $6,900. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the nine months period ended September 30, 2009 and 2008 was approximately $3.2 million and $3.5 million, respectively. As of October 1, 2009, the Company temporarily suspended matching contributions.

Note 17. Stock-Based Compensation
     For the three months ended September 30, 2009 and 2008, the Company recorded stock-based compensation expense of $0.4 million ($0.3 million net of tax) and $0.5 million ($0.4 million net of tax), respectively. The Company recorded stock-based compensation expense of $0.9 million ($0.6 million net of tax) and $1.4 million ($0.9 million net of tax) for the nine months ended September 30, 2009 and 2008, respectively.
Stock Options
     During the periods ended September 30, 2009 and 2008, there were no stock options granted.
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
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of cash-settled SARs issued during the nine months ended September 30, 2009: dividend yield of zero; expected volatility of 156.8%; a risk-free rate range of 0.71% to 1.69%; and an expected life range of 1.7 years to 3.3 years.
     The following table presents the status and changes in cash-settled SARs:

		Weighted	Weighted Average
		Average Exercise	Grant Date
Stock Appreciation Rights Awarded:	Shares	Price	Fair Value
Non-vested balance at December 31, 2008	1,315,599	$10.47	$0.34
Granted	—	—	—
Vested	(402,677)	11.36	0.50
Forfeited	(35,675)	10.46	0.53

Non-vested balance at September 30, 2009	877,247	10.06	0.56

Restricted Stock
     The Company issues restricted stock to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary following the date of grant. The Company incurred expenses of approximately $0.7 million and $0.4 million with respect to restricted stock for each of the periods ended September 30, 2009 and 2008, respectively. As of September 30, 2009, restricted stock outstanding had a market value of $0.1 million.

		Weighted Average
		Grant Date Fair Value
Restricted Stock:	Shares	per Share
Non-vested at December 31, 2008	285,588	$8.01
Granted	—	—
Vested	(164,953)	8.85
Canceled and forfeited	(4,458)	6.86

Non-vested at September 30, 2009	116,177	6.86

     Beginning October 2009, the Company will offer a Stock Award Agreement to some key executives (the “Stock Award Agreement”) for purposes of paying the share salary portion of the key executives compensation under the employment agreements. The share salary will be paid in shares of the Company’s common stock issued pursuant to the Company’s 2006 Equity Incentive Plan, and the number of shares will be determined each pay period by dividing the amount of salary to be paid for that pay period by the reported closing price on the New York Stock Exchange for a share of the Company’s common stock on the pay date for such pay period. The employment agreements provide for payment of a share salary ranging from $25,000 to $62,500 per month through December 31, 2009 and ranging from $300,000 to $750,000 per year through December 31, 2012. After December 31, 2012, the annual share salary shall be reviewed for increase (but not decrease) at the discretion of the Company’s board of directors annually.
     On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan calls for the executive to purchase 1,987,500 shares of common stock at a purchase price of $1.05 per share (the closing price of the common stock on September 28, 2009). In the plan, the key executive will purchase 375,000 shares of common stock after the effectiveness of the employment agreement dated September 29, 2009, will purchase 150,000 shares on December 31, 2009 and will purchase 243,750 shares on each of June 30 and December 31 in 2010, 2011 and 2012.
Note 18. Segment Information
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

     Following is a presentation of financial information by segment for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2009
	Bank	Home Lending
2009:	Operations	Operations	Elimination	Combined
Net interest income	$(4,705)	$52,299	$—	$47,594
Gain on sale revenue	(2,875)	124,811	—	121,936
Other income	27,585	(83,289)	—	(55,704)

Total net interest income and non-interest income	20,005	93,821	—	113,826
(Loss) earnings before federal income taxes	(181,870)	3,246	—	(178,624)
Depreciation and amortization	1,903	3,215	—	5,118
Capital expenditures	148	1,820	—	1,968
Identifiable assets	13,301,510	4,554,305	(3,035,000)	14,820,815
Inter-segment income (expense)	22,763	(22,763)	—	—

	For the Nine Months Ended September 30, 2009
	Bank	Home Lending
2009:	Operations	Operations	Elimination	Combined
Net interest income	$72,997	$91,343	$—	$164,340
Gain on sale revenue	(20,444)	407,205	—	386,761
Other income	53,742	(48,775)	—	4,967

Total net interest income and non-interest income	106,295	449,773	—	556,068
(Loss) earnings before federal income taxes	(547,228)	172,484	—	(374,744)
Depreciation and amortization	6,804	10,271	—	17,075
Capital expenditures	2,313	7,376	—	9,689
Identifiable assets	13,301,510	4,554,305	(3,035,000)	14,820,815
Inter-segment income (expense)	89,213	(89,213)	—	—

	For the Three Months Ended September 30, 2008
	Bank	Home Lending
2008:	Operations	Operations	Elimination	Combined
Net interest income	$45,609	$14,232	$—	$59,841
Gain on sale revenue	—	23,048	—	23,048
Other (loss) income	(2,552)	32,892	—	30,340

Total net interest income and non-interest income	43,057	70,172	—	113,229
Loss before federal income taxes	(85,707)	(9,840)	—	(95,547)
Depreciation and amortization	2,414	4,911	—	7,325
Capital expenditures	3,566	3,362	—	6,928
Identifiable assets	13,345,151	3,099,218	(2,285,000)	14,159,369
Inter-segment income (expense)	17,138	(17,138)	—	—

	For the Nine Months Ended September 30, 2008
	Bank	Home Lending
2008:	Operations	Operations	Elimination	Combined
Net interest income	$116,428	$59,610	$—	$176,038
Gain on sale revenue	—	129,751	—	129,751
Other income	16,204	60,385	—	76,589

Total net interest income and non-interest income	132,632	249,746	—	382,378
(Loss) earnings before federal income taxes	(137,681)	50,283	—	(87,398)
Depreciation and amortization	6,893	12,071	—	18,964
Capital expenditures	13,967	10,259	—	24,226
Identifiable assets	13,345,151	3,099,218	(2,285,000)	14,159,369
Inter-segment income (expense)	59,738	(59,738)	—	—

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
General
     Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 18 of the Notes to Consolidated Financial Statements, in Item 1, Financial Statements, herein.
     Banking Operation. We provide a broad range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. We also gather deposits within these three states and also via the internet. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At September 30, 2009, we operated a network of 176 banking centers and provided banking services to approximately 147,000 customers. During the first nine months of 2009, we opened 3 banking centers, including 1 in Michigan and 2 in Georgia. We also closed 2 banking centers, 1 in Michigan and 1 in Indiana.
     On October 2, 2009 we closed an additional 11 banking centers, including 8 in Michigan and 3 in Indiana. All but one of the 11 closed offices were in-store branches, and the impact of the closures will not materially impact our deposit totals. We review the performance of our network of banking centers on an ongoing basis and will continue to evaluate individual locations for their potential to grow and contribute to our profitability.
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

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Return on average assets	(7.60)%	(1.72)%	(3.65)%	(0.50)%
Return on average equity	(130.64)%	(32.15)%	(67.44)%	(10.29)%
Efficiency ratio	146.6%	105.2%	93.8%	79.0%
Equity/assets ratio (average for the period)	5.82%	5.34%	5.43%	4.88%
Mortgage loans originated or purchased	$6,641,674	$6,680,450	$25,405,969	$22,600,324
Other loans originated or purchased	$5,812	$34,666	$57,220	$301,420
Mortgage loans sold and securitized	$7,606,304	$6,809,608	$25,183,401	$22,076,479
Interest rate spread — bank only [1]	1.53%	1.78%	1.53%	1.69%
Net interest margin — bank only [2]	1.58%	1.93%	1.65%	1.84%
Interest rate spread — consolidated [1]	1.48%	1.74%	1.49%	1.64%
Net interest margin — consolidated [2]	1.46%	1.82%	1.56%	1.73%
Average common shares outstanding	468,530	78,473	266,781	68,301
Average fully diluted shares outstanding	468,530	78,473	266,781	68,301
Charge-offs to average investment loans (annualized)	3.48%	0.83%	3.96%	0.71%

	September 30,	June 30,	December 31,	September 30
	2009	2009	2008	2008
Equity-to-assets ratio	4.50%	5.57%	3.33%	4.78%
Core capital ratio [3]	6.39%	7.19%	4.95%	6.29%
Total risk-based capital ratio [3]	12.06%	13.67%	9.10%	11.10%
Book value per common share	$0.86	$1.38	$5.65	$8.09
Number of common shares outstanding	468,530	468,530	83,627	83,627
Mortgage loans serviced for others	$53,159,885	$61,531,058	$55,870,207	$51,830,707
Capitalized value of mortgage servicing rights	1.06%	1.07%	0.93%	1.41%
Ratio of allowance to non-performing loans	50.0%	50.4%	52.1%	54.1%
Ratio of allowance to loans held for investment	6.49%	5.63%	4.14%	2.45%
Ratio of non-performing assets to total assets	8.41%	6.64%	5.97%	4.33%
Number of banking centers	176	175	175	173
Number of home lending centers	42	45	104	111
Number of salaried employees	3,220	3,290	3,246	3,291
Number of commissioned employees	436	457	674	736

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

[3]	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

Results of Operations
Net Loss
     Three Months. Net loss applicable to common stockholders for the three months ended September 30, 2009 was $298.2 million, $(0.64) per share-diluted, a $236.1 million increase from the loss of $62.1 million, $(0.79) per share-diluted, reported in the comparable 2008 period. The overall increase resulted from a $21.4 million decrease in interest income, a $47.7 million increase in non-interest expense, a $35.9 million increase in provision for loan losses, a $148.5 million increase in provision for federal income tax relating to the establishment of a deferred tax valuation allowance, and an increase of $4.6 million preferred stock dividends/accretion, offset by a $12.8 million increase in non-interest income and a $9.2 million decrease to interest expense.
     Nine Months. Net loss applicable to common stockholders for the nine months ended September 30, 2009 was $442.2 million, $(1.66) per share-diluted, a $385.3 million increase from the loss of $56.9 million, $(0.83) per share-diluted, reported in the comparable 2008 period. The overall increase resulted from a $60.0 million decrease in interest income, a $219.3 million increase in non-interest expense, a $241.7 million increase in provision for loan losses, an $85.5 million increase in provision for federal income tax relating to the establishment of a deferred tax valuation allowance, and an increase of $12.5 million preferred stock dividends/accretion, offset by a $185.4 million increase in non-interest income and a $48.3 million decrease in interest expense.
Net Interest Income
     Three Months. We recorded $47.6 million in net interest income before provision for loan losses for the three months ended September 30, 2009, a 20.4% decrease from $59.8 million recorded for the comparable 2008 period. The decrease reflects a $21.4 million decrease in interest income offset by a $9.2 million decrease in interest expense, primarily as a result of rates paid on deposits that decreased less than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the three months ended September 30, 2009, as compared to the same period in 2008, our average interest-earning assets increased by $0.3 billion and our average interest-paying liabilities increased by $0.4 billion. Additionally, our interest income has been adversely affected by a significant increase in loans in which interest accruals have been discontinued. See Note 7 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.
     Average interest-earning assets as a whole repriced down 69 basis points during the three months ended September 30, 2009 and average interest-bearing liabilities repriced down 43 basis points during the same period, resulting in the decrease in our interest rate spread of 26 basis points to 1.48% for the three months ended September 30, 2009, from 1.74% for the comparable 2008 period. The Company recorded a net interest margin of 1.46% at September 30, 2009 as compared to 1.82% at September 30, 2008. At the Bank level, the net interest margin was 1.58% at September 30, 2009, as compared to 1.93% at September 30, 2008.
     Nine Months. We recorded $164.3 million in net interest income before provision for loan losses for the nine months ended September 30, 2009, a 6.6% decrease from $176.0 million recorded for the comparable 2008 period. The decrease reflects a $60.0 million decrease in interest income offset by a $48.3 million decrease in interest expense, primarily as a result of rates paid on deposits that decreased less than the decrease in yields earned on loans and mortgage-backed securities. In addition, in the nine months ended September 30, 2009, as compared to the same period in 2008, our average interest-earning assets increased by $0.4 billion and our average interest-paying liabilities increased by $0.2 billion. Additionally, our interest income has been adversely affected by a significant increase in loans in which interest accruals have been discontinued. See Note 7 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.

     Average Yields Earned and Rates Paid. The following table presents interest income from average interest-earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates at the Company rather than the Bank. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $1.6 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. Interest income from earning assets includes the amortization of net premiums and net deferred loan origination costs of $5.1 million and $8.5 million for the nine months ended September 30, 2009 and 2008, respectively. Non-accruing loans were included in the average loan amounts outstanding.

	Three Months Ended September 30,
	2009			2008
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$2,369,451	$31,387	5.30%	$2,196,230	$40,063	7.14%
Loans held for investment	8,224,796	105,462	5.12%	9,403,920	132,100	5.52%
Securities classified as available for sale or trading	2,315,354	29,738	5.11%	981,804	14,563	5.90%
Interest-bearing deposits	210,874	517	0.97%	258,122	1,416	2.18%
Other	40,053	3	0.03%	30,427	395	5.16%

Total interest-earning assets	13,160,528	167,107	5.07%	12,870,503	188,537	5.76%
Other assets	2,524,962			1,598,395

Total assets	$15,685,490			$14,468,898

Interest-bearing liabilities
Deposits	$7,727,461	58,352	3.00%	6,640,749	60,940	3.65%
FHLB advances	5,081,739	56,116	4.38%	5,723,217	62,348	4.33%
Security repurchase agreements	108,000	1,178	4.33%	108,000	1,179	4.34%
Other	300,183	3,867	5.11%	322,498	4,229	6.00%

Total interest-bearing liabilities	13,217,383	119,513	3.59%	12,794,464	128,696	4.02%
Other liabilities	1,555,048			901,824
Stockholders’ equity	913,059			772,610

Total liabilities and stockholders’ equity	$15,685,490			$14,468,898

Net interest-earning assets	$(56,855)			$76,039

Net interest income		$47,594			$59,841

Interest rate spread [1]			1.48%			1.74%

Net interest margin [2]			1.46%			1.82%

Ratio of average interest-earning assets to average interest-bearing liabilities			100%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

	Nine Months Ended September 30,
	2009			2008
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
			(Dollars in thousands)
Interest-earning assets:
Loans available for sale	$2,916,769	$112,831	5.16%	$2,761,351	$141,551	6.74%
Loans held for investment	8,662,589	339,402	5.23%	8,978,992	384,488	5.65%
Mortgage-backed securities held to Maturity	—	—	—	400,169	15,576	5.20%
Securities classified as available for sale or trading	2,181,697	85,873	5.26%	1,185,921	51,325	5.78%
Interest-bearing deposits	223,324	1,799	1.08%	254,227	5,561	2.92%
Other	37,765	28	0.10%	28,907	1,453	6.71%

Total interest-earning assets	14,022,144	539,933	5.14%	13,609,567	599,954	5.82%
Other assets	2,144,571			1,528,888

Total assets	$16,166,715			$15,138,455

Interest-bearing liabilities
Deposits	$8,167,764	192,248	3.15%	$7,153,942	215,807	4.03%
FHLB advances	5,236,429	170,210	4.35%	5,917,985	190,168	4.29%
Security repurchase agreements	108,000	3,497	4.33%	184,873	5,541	4.00%
Other	266,212	9,638	4.84%	277,308	12,400	6.30%

Total interest-bearing liabilities	13,778,405	375,593	3.65%	13,534,108	423,916	4.18%
Other liabilities	1,509,696			866,208
Stockholders’ equity	878,614			738,139

Total liabilities and stockholders’ equity	$16,166,715			$15,138,455

Net interest-earning assets	$243,739			$75,459

Net interest income		$164,340			$176,038

Interest rate spread [1]			1.49%			1.64%

Net interest margin [2]			1.56%			1.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			102%			101%

[1]	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

[2]	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

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

	Three Months Ended September 30,
	2009 Versus 2008
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(11,768)	$3,092	$(8,676)
Loans held for investment	(10,366)	(16,272)	(26,638)
Securities classified as available for sale or trading	(4,495)	19,670	15,175
Interest-earning deposits	(642)	(257)	(899)
Other	(516)	124	(392)

Total	(27,787)	6,357	(21,430)

Interest-bearing liabilities:
Deposits	(12,532)	9,944	(2,588)
FHLB advances	712	(6,944)	(6,232)
Security repurchase agreements	—	(1)	(1)
Other	(27)	(335)	(362)

Total	(11,847)	2,664	(9,183)

Change in net interest income	$(15,940)	$3,693	$(12,247)

	Nine Months Ended September 30,
	2009 Versus 2008
	Increase (Decrease) due to:
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans available for sale	$(36,577)	$7,856	$(28,721)
Loans held for investment	(31,678)	(13,407)	(45,085)
Mortgage-backed securities-held to maturity	—	(15,576)	(15,576)
Securities classified as available for sale or trading	(8,618)	43,166	34,548
Interest-earning deposits	(3,085)	(677)	(3,762)
Other	(1,871)	446	(1,425)

Total	(81,829)	21,808	(60,021)

Interest-bearing liabilities:
Deposits	(54,201)	30,642	(23,559)
FHLB advances	1,971	(21,929)	(19,958)
Security repurchase agreements	264	(2,308)	(2,044)
Other	(2,238)	(524)	(2,762)

Total	(54,204)	5,881	(48,323)

Change in net interest income	$(27,625)	$15,927	$(11,698)

Provision for Loan Losses
     Three Months. During the three months ended September 30, 2009, we recorded a provision for loan losses of $125.5 million as compared to $89.6 million recorded during the same period in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio and had the effect of increasing our allowance for loan losses by $54.0 million. Net charge-offs increased in the 2009 period to $71.5 million, compared to $19.6 million for the same period in 2008, and as a percentage of investment loans, increased to an annualized 3.48% from 0.83%. See “Analysis of Items on Statement of Financial Condition- Assets- Allowance for Loan Losses,” below, for further information.
     Nine Months. During the nine months ended September 30, 2009, we recorded a provision for loan losses of $409.4 million as compared to $167.7 million recorded during the same period in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level management believes is appropriate to cover probable losses inherent in the portfolio and had the effect of increasing our allowance for loan losses by $152.0 million. Net charge-offs increased in the 2009 period to $257.4 million, compared to $47.7 million for the same period in 2008, and as a percentage of investment loans, increased to an annualized 3.96% from 0.71%. See “Analysis of Items on Statement of Financial Condition-Assets-Allowance for Loan Losses,” below, for further information.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) gain on trading securities, (v) loss on residuals and transferor’s interest (vi) net gain on loan sales, (vii) net (loss) gain on sales of MSRs, (viii) net gain on securities available for sale, (ix) net impairment losses recognized in earnings, and (x) other fees and charges. During the three months ended September 30, 2009, non-interest income increased to $66.2 million from $53.4 million in the comparable 2008 period. During the nine months ended September 30, 2009, non-interest income increased to $391.7 million from $206.3 million in the comparable 2008 period.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three Months. Loan fees recorded during the three months ended September 30, 2009 totaled $29.4 million compared to $0.8 million collected during the comparable 2008 period. During the three month period ending September 30, 2009, we recorded gross loan fees and charges of $29.5 million, an increase of $6.8 million from the $22.7 million capitalized in 2008.
     The increases in loan fees and charges resulted principally from our decision to account for the majority of our loans held for sale at fair value. As such, we no longer defer loan fees or expenses related to such loans. Prior to December 31, 2008, we recorded fee income net of any fees deferred for the purposes of complying with GAAP accounting guidance for non-refundable fees and costs associated with lending activities and loan purchases. In accordance with this guidance, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. During the three months ended September 30, 2009, we deferred $35,000 of fee revenue in accordance with this guidance for loans not accounted for under fair value, compared to $21.9 million in 2008.
     Nine Months. Loan fees recorded during the nine months ended September 30, 2009 totaled $97.4 million compared to $2.3 million collected during the comparable 2008 period. During the nine month period ending September 30, 2009, we recorded gross loan fees and charges of $97.5 million, an increase of $22.8 million from the $74.7 million capitalized in 2008. During the nine months ended September 30, 2009, we deferred $0.1 million of fee revenue in accordance with this guidance for loans not accounted for under fair value, compared to $72.5 million in 2008.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds transactions, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.
     Three months. During the three months ended September 30, 2009 we recorded $8.4 million in deposit fees versus $7.2 million in the comparable 2008 period. This increase is attributable to an increase in our deposit base and certain fees charged.
     Nine months. During the nine months ended September 30, 2009 we recorded $23.7 million in deposit fees versus $20.0 million in the comparable 2008 period. This increase is attributable to the increase in our deposit base and certain fees charged.

     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee. The majority of our MSRs are accounted for on the fair value method. See Note 10 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.
     The following table summarizes net loan administration loss (in thousands):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2009		2008	2009	2008
Servicing income (loss) on consumer mortgage servicing
Servicing fees, ancillary income and charges	$1,361		$1,646	$4,301	$5,130
Amortization expense — consumer	(555)		(601)	(1,924)	(1,917)
Impairment (loss) recovery — consumer	(1,757)		27	(3,774)	82

Total net loan administration (loss) income, consumer	(951)		1,072	(1,397)	3,295
Servicing income (loss) on residential mortgage servicing
Servicing fees, ancillary income and charges	36,621		39,358	114,314	101,524
Fair value adjustments	(77,192)		(27,825)	(91,079)	(15,723)
Gain (loss) on hedging activity	11,229		13,050	(42,078)	(43,116)

Total net loan administration (loss) income — residential	(29,342	)(1)	24,583	(18,843)	42,685

Total loan administration (loss) income	$(30,293)		$25,655	$(20,240)	$45,980

[1]	Loan administration income does not include the impact of mortgage-backed securities deployed as economic hedges of the MSR assets. These positions, recorded as securities—trading, provided $21.7 million in gains and contributed an estimated $13.6 million of net interest income in the three months ended September 30, 2009, as well as, $6.4 million in gains and an estimated $37.4 million of net interest income for the nine months ended September 30, 2009. There was no similar impact for the comparable 2008 period.
     Three months. Loan administration decreased to a loss of $30.3 million for the three months ended September 30, 2009 from income of $25.7 million for the same period in 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during the three month period ended September 30, 2009 compared to the same period ended September 30, 2008, primarily as a result of increased delinquencies within the loans serviced for others portfolio. The fair value changes and the loss on hedging activities were due to the rising rate environment in the three month period ended September 30, 2009. The total unpaid principal balance of loans serviced for others was $53.2 billion at September 30, 2009, versus $51.8 billion at September 30, 2008.
     The loan administration loss of $30.3 million does not include $21.7 million of gains in mortgage backed securities that were held on our consolidated statements of financial condition as economic hedges of our MSR asset during the three month period ending September 30, 2009. These gains were recorded as gains on trading securities within our consolidated statement of operations, as appropriate.
     For the consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended September 30, 2009 versus the same period ended in 2008 was due to the decrease in consumer loans serviced for others. At September 30, 2009, the total unpaid principal balance of consumer loans serviced for others was $1.0 billion versus $1.2 billion serviced at September 30, 2008. The increase in impairment of $1.8 million was primarily the result of increased delinquency assumptions.
     Nine months. Loan administration decreased to a loss of $20.2 million for the nine months ended September 30, 2009 from income of $46.0 million for the same period in 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during the nine month period ended September 30, 2009 compared to the same period ended September 30, 2008, primarily as a result of our increase in loans serviced for others. The fair value changes and the loss on hedging activities were principally due to changes in interest rates in the nine month period ended September 30, 2009. The total unpaid principal balance of loans serviced for others was $53.2 billion at September 30, 2009, versus $51.8 billion at September 30, 2008.
     The loan administration loss of $20.2 million does not include $6.4 million of gains in mortgage backed securities that were held on our consolidated statement of financial condition as economic hedges of our MSR asset during the nine month period ending September 30, 2009. These gains were recorded in gain on trading securities within our consolidated statement of operations, as appropriate
     For the consumer mortgage servicing , the decrease in the servicing fees, ancillary income and charges for the nine month period ended September 30, 2009 versus the same period ended in 2008 was due to the decrease in consumer loans serviced for others. At September 30, 2009, the total unpaid principal balance of consumer loans serviced for others was $1.0 billion versus $1.2 billion serviced at September 30, 2008. The increase in impairment of $3.8 million was the result of increased delinquency assumptions.

     Gain on Trading Securities. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations; losses from residual interests are classified separately in Loss on Residual and Transferor Interests. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     Three Months. For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $21.7 million for the quarter ended September 30, 2009, $4.6 million of which was unrealized gain on agency mortgage backed securities held at September 30, 2009. For the same period in 2008, there were no such securities held.
     Nine Months. For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $6.4 million for the three quarters ended September 30, 2009, of which an unrealized gain of $4.6 million related to agency mortgage backed securities held at September 30, 2009. For the same period in 2008, there were no such securities held.
     Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest classified within consumer loans are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations with the related loss recorded in the consolidated statement of operations.
     Three Months. We recognized a loss of $50.7 million for the three months ended September 30, 2009 versus a loss of $12.9 million for the three months ended September 30, 2008 related to our private securitizations. $13.1 million of the loss was related to a reduction in the residual valuation, and $37.6 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations.
     Nine Months. We recognized a loss of $66.6 million for the nine months ended September 30, 2009 versus a loss of $26.5 million for the nine months ended September 30, 2008 related to our private securitizations. $21.5 million was related to a reduction in the residual valuation and $45.1 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008 and into 2009, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Ginnie Mae insured loans, which have provided us with more favorable loan pricing opportunities for conventional residential mortgage products.
     The following table indicates the net gain on loan sales reported in our consolidated financial statements to our loans sold or securitized within the period (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net gain on loan sales	$104,416	$22,152	$404,773	$129,403

Loans sold or securitized	$7,606,304	$6,809,608	$25,183,401	$22,076,479
Spread achieved	1.37%	0.33%	1.61%	0.59%

     Three months. For the three months ended September 30, 2009, there was a net gain on loan sales of $104.4 million, as compared to a $22.2 million gain in the 2008 period, an increase of $82.2 million. The 2009 period reflects the sale of $7.6 billion in loans versus $6.8 billion sold in the 2008 period. Despite the relatively flat mortgage loan origination volume ($6.6 billion in the 2009 period versus $6.7 billion in the 2008 period), we were able to increase our overall gain on sale spread (137 basis points in the 2009 period versus 33 basis points in the 2008 period), because of favorable competitive market conditions.
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of the adoption of fair value on the current quarter’s operations amounted to $14.7 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at September 30, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to loan commitments and forward sales commitments, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to derivatives amounted to $25.1 million and $8.2 million for the three months ended September 30, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.1 million and $12.0 million for the three months ended September 30, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $7.0 million and $2.4 million, for the three months ended September 30, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $76.7 million and $85.5 million for the three months ended September 30, 2009 and 2008, respectively.
     Nine months. For the nine months ended September 30, 2009, net gain on loan sales increased $275.4 million to $404.8 million from the $129.4 million in the 2008 period. The 2009 period reflects the sale of $25.2 billion in loans versus $22.1 billion sold in the 2008 period.
     Management believes changes in market conditions, during the 2009 period resulted in an increased mortgage loan origination volume ($25.4 billion in the 2009 period versus $22.6 billion in the 2008 period) and a higher overall gain on sale spread (161 basis points in the 2009 versus 59 basis points in the 2008 period).
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of our adoption on the current quarter’s operations amounted to $57.0 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at September 30, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $9.8 million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.3 million and $34.7 million for the nine months ended September 30, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $17.9 million and $8.2 million, for the nine months ended September 30, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $268.0 million and $292.0 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     Three months. For the three months ended September 30, 2009, we recorded a loss on sales of MSRs of $1.3 million, which represented the estimated costs of the transaction, compared to a $0.9 million gain recorded for the three months ended September 30, 2008. During the three month period ending September 30, 2009, we sold servicing rights related to $12.3 billion of loans serviced for others on a bulk basis. We did not sell any servicing rights on a bulk basis during the comparable 2008 period.
     Nine months. During the nine month period ending September 30, 2009, we recorded a loss on sales of MSRs of $3.9 million compared to a $0.3 million gain recorded for the nine months ended September 30, 2008. During the nine month period ending September 30, 2009, we sold servicing rights related to $14.6 billion of loans serviced for others on a bulk basis. We did not sell any servicing rights on a bulk basis for the comparable 2008 period. The $0.3 million gain on MSR sales for the nine months ended September 30, 2008, resulted from our change in estimate of amounts receivable from past MSR sales.

     Net Gain on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs.
     Three Months. Gains on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended September 30, 2009, sales of these agency securities with underlying mortgage products originated by the Bank were $190.5 million resulting in $1.0 million of net gain on loan sale versus $36.4 billion resulting in $17,200 of net gain on loan sale during the same period in 2008.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. There were no such sales in the three months ended September 30, 2009 versus a $0.1 million gain on $13.8 million sold during the same period in 2008.
     Nine Months. During the nine months ended September 30, 2009, sales of agency securities with underlying mortgage products originated by the Bank were $653.0 million resulting in $13.0 million of net gain on loan sales compared with a $1.7 million gain on $2.8 billion of sales during the nine months ended September 30, 2008.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sale securities. During the nine months ended September 30, 2009, we sold no such securities. In the nine months ended September 30, 2009, we sold $908.8 million in purchased agency and non-agency securities available for sale. This sale generated a net gain on sale of available for sale securities of $5.0 million.
     Net impairment losses recognized through earnings. As required by current accounting guidance for investments—debt and equity securities-other-than-temporary impairments, we may also incur losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporarily impaired. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the fair value was recorded as a loss through operations. Beginning the first quarter of 2009, accounting guidance changed to only recognize other-than-temporary impairment related to credit losses through operations with any remainder recognized through other comprehensive income. Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment, related to securities available for sale, that we had recorded prior to January 1, 2009. During the fourth quarter of 2008, we recognized an other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. As required by changes in new accounting guidance for investments-debt and equity securities-other-than-temporary impairments, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive income as a cumulative adjustment. See Accumulated Other Comprehensive Loss in Note 14, of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements, herein.
     Generally, an investment impairment analysis is performed when the estimated fair value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, we also review the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts, as deemed necessary, we model the expected cash flows of the underlying mortgage assets using historical factors such as default rates and current delinquency and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.
     The credit losses on the CMO portfolio have been created by the economic conditions present in the U.S. over the course of the last two years. This includes high mortgage defaults, low collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home.
     In the three months ended September 30, 2009, additional credit losses on six CMOs with previously recognized credit losses plus one additional CMO with new credit losses totaled $2.9 million, which was recognized in current operations. At September 30, 2009, the total amount of other-than-temporary impairment due to credit losses totaled $35.0 million.
     In the nine months ended September 30, 2009, additional credit losses on the original three and eight additional CMOs totaled $20.4 million, which was recognized in current operations.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries.

     Three months. During the three months ended September 30, 2009, we recorded $3.0 million in cash dividends received on FHLB stock, compared to $4.8 million received during the three months ended September 30, 2008. At both September 30, 2009 and 2008, we owned $373.4 million of FHLB stock. We also recorded $2.4 million and $2.1 million in subsidiary income for the three months ended September 30, 2009 and 2008, respectively. In addition, we recorded expense of $20.6 million and $1.1 million related to adjustments to our estimates in determining our secondary market reserve, for the three months ended September 30, 2009 and 2008, respectively.
     Nine months. During the nine months ended September 30, 2009, we recorded $4.3 million in cash dividends received on FHLB stock, compared to the $14.5 million received during the nine months ended September 30, 2008. We also recorded $7.2 million and $5.4 million in subsidiary income for the nine months ended September 30, 2009 and 2008, respectively. In addition, we recorded expense of $48.3 million and income of $0.5 million relating to adjustments to our estimates in determining our secondary market reserve, for the nine months ended September 30, 2009 and 2008, respectively.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. As required, mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available for sale using the fair value method and, therefore, immediately recognize such expenses in the period incurred, (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation and benefits	$56,598	$54,487	$171,836	$165,524
Commissions	12,149	26,298	60,866	86,401
Occupancy and equipment	17,175	19,492	53,553	59,816
Advertising	3,411	3,574	9,159	8,231
Federal insurance premium	7,666	1,566	28,514	4,911
Communications	1,413	1,974	4,768	6,218
Other taxes	12,944	(1,359)	15,049	(83)
Asset resolution	26,811	18,019	69,661	29,798
Other	28,876	24,764	108,657	36,690

Subtotal	167,403	148,815	522,063	397,506
Less: capitalized non-refundable fees and other costs	(137)	(29,651)	(671)	(95,438)

Non-interest expense	$166,906	$119,164	$521,392	$302,068

Efficiency ratio (1)	146.6%	105.2%	93.8%	79.0%

(1)	Operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three months. Non-interest expense, before the capitalization of loan origination costs, increased $18.6 million to $167.4 million during the three months ended September 30, 2009, from $148.8 million for the comparable 2008 period. The following are the major changes affecting non-interest expense as reflected in the consolidated statements of operations.
     Compensation and benefits expense increased $2.1 million during the 2009 period from the comparable 2008 period to $56.6 million, with the increase primarily attributable to additional loan servicing employees in our collection and loss mitigation areas.
     The change in commissions paid to the commissioned sales staff, on a period over period basis, was a $14.2 million decrease. This decrease reflects the decreased employment of full-time retail loan originators as compared to the same 2008 period and a change in the commission structure during 2009.
     Occupancy and equipment decreased $2.3 million during the 2009 period to $17.2 million from $19.5 million recorded in the 2008 period as the result of the decrease in home lending centers to 42 in the 2009 period from 111 in the 2008 period.

     The increase in FDIC premium of $6.1 million for the third quarter of 2009 as compared to the third quarter 2008 reflected an increase in assessment estimates due to an increase in our assessment rate. The remaining increase was the result of increased rates on regular premiums and an increase in deposits of $1.1 billion, the basis used in determining the premium used in valuation allowances.
     The $14.3 million increase in other taxes is primarily due to an $11.9 million increase in the valuation allowance recorded on state deferred tax assets in the third quarter of 2009.
     Asset resolution expense consists of foreclosure costs, valuation allowances and gains and losses on the sale of real estate owned (“REO”) properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $8.8 million to $26.8 million during the 2009 period from the comparable 2008 period. Write downs of REO properties decreased from $12.2 million to $10.5 million, a decrease of $1.7 million net of any gain on REO sales and recovery of related amounts.
     Other expenses totaled $28.9 million during 2009 compared to $24.8 million in 2008. The 16.5% increase was primarily due to a $3.6 million increase in the value of warrants issued in January 2009.
     During the three months ended September 30, 2009, we capitalized direct loan origination costs of $0.1 million, a decrease of $29.6 million from $29.7 million for the comparable 2008 period. This 99.5% decrease is a result of our adoption of fair value accounting for the majority of our loans held for sale that were originated during 2009.
     Nine months. Non-interest expense, before the capitalization of loan origination costs, increased $124.6 million to $522.1 million during the nine months ended September 30, 2009, from $397.5 million for the comparable 2008 period.
     Compensation and benefits expense increased $6.3 million during the 2009 period from the comparable 2008 period to $171.8 million, with the increase primarily attributable to additional loan workout specialists and loan servicing employees offset in part by a decrease in home lending support staff.
     The decrease in commission expense, which is paid to the commissioned sales staff, of $25.5 million, on a period over period basis is the result of a decrease in the number of full-time retail loan originators as compared to the comparable 2008 period and a change in the commission structure.
     The increase in FDIC premium of $23.6 million for the nine months ended September 30, 2009 as compared to the same period 2008 reflected a special FDIC premium imposed on all banks which totaled $7.9 million for the Bank. The remaining increase was the result of increased rates on regular premiums, increased estimates for assessments and an increase in deposits of $1.1 billion, the basis used in determining the premium valuation allowances.
     The increase in other taxes is primarily due to an $11.9 million increase in the valuation allowance recorded on state deferred tax assets during the 2009 period.
     Asset resolution expense consists of foreclosure costs, valuation allowances and gains and losses on the sale of REO properties that we have obtained through foreclosure proceedings. Asset resolution expense increased $39.9 million to $69.7 million during the 2009 period from the comparable 2008 period. Write downs of REO properties, net of any gains on REO sales and recovery of related amounts, increased $19.5 million from $15.2 million in the 2008 period to $34.7 million. Foreclosure expenses increased $22.5 million to $38.0 million for the 2009 period from $15.5 million in the 2008 period.
     Other expenses totaled $108.7 million during 2009 compared to $36.7 million in 2008. The $72.0 million , or 196.2% increase was due in part to a $27.6 million increase in the value of warrants issued in January 2009 and a $20.0 million increase in loss reserves related to our reinsurance company.
     During the nine months ended September 30, 2009, we capitalized direct loan origination costs of $0.7 million, a decrease of $94.7 million from $95.4 million for the comparable 2008 period. This 99.3% decrease is a result of our adoption of fair value accounting for the majority of our loans held for sale that were originated during 2009.
Provision (Benefit) for Federal Income Taxes
     We account for income taxes in accordance with FASB ASC Topic 740 “ Income Taxes.” Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 12 of the Notes to the Consolidated Financial Statements in Item 1; Financial Statements, herein.
     We periodically review the carrying amount of our deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
     In evaluating this available evidence, we consider historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as our expectations of future performance.
     FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable; and therefore, difficult to overcome. We had cumulative pre-tax losses in 2007 and 2008 and through the third quarter 2009 and we considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $176.1 million valuation allowance against its deferred tax assets for the nine month period ended September 30, 2009.
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
     At September 30, 2009 the balance was $1.0 billion compared to $0.5 billion at December 31, 2008. The balance has increased as part of our overall liquidity and MSR portfolio requirements.
     Securities Classified as Available for Sale. Securities classified as available for sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs decreased from $1.1 billion at December 31, 2008, to $0.8 billion at September 30, 2009. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other Investments-Restricted. Our investment portfolio increased from $34.5 million at December 31, 2008, to $41.5 million at September 30, 2009. Investment securities consist of investments in mutual funds made by our reinsurance subsidiary.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At September 30, 2009, we held loans available for sale of $2.1 billion, which was an increase of $0.6 billion from $1.5 billion held at December 31, 2008. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rate increases, loan originations tend to decrease. Beginning January 1, 2009, we elected to record the majority of loans available for sale on the fair value method and will not defer loan fees and expenses related to those loans. At September 30, 2009, all but approximately $19.8 million of our loans available for sale were recorded on a fair value basis. See Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans Held for Investment. Loans held for investment at September 30, 2009 decreased $1.1 billion from December 31, 2008. The decrease was principally attributable to a decrease in first mortgage loans and commercial real estate loans. See Note 7 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements, herein. Our loans held for investment included commercial real estate loans of $179.6 million that are considered to be commercial construction. Together with $22.9 million of residential construction loans, our total construction loans for regulatory reporting purposes amounted to $202.5 million.
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
     The allowance for loan losses increased to $528.0 million at September 30, 2009 from $376.0 million at December 31, 2008, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 50.0% from 52.1% at September 30, 2009 and December 31, 2008, respectively. Our non-performing loans (i.e., loans that are past due 90 days or more and/or on nonaccrual) increased to $1.1 billion at September 30, 2009 from $722.3 million at December 31, 2008. The allowance for loan losses as a percentage of investment loans increased to 6.49% at September 30, 2009 from 4.14% at December 31, 2008. The increase in the allowance for loan losses at September 30, 2009 reflects management’s assessment of the effect of various factors, including increased levels of charge-offs within the higher risk loan categories, (i.e. commercial real estate, HELOCs, second mortgages and other consumer loans). Further, the delinquency rate increased in the nine months to 15.66% as of September 30, 2009, up from 10.78% as of December 31, 2008.
     The following tables set forth certain information regarding our composition of allowance for loan losses as of September 30, 2009:
Composition of Allowance for Loan Losses
As of September 30, 2009
(In thousands)
(Unaudited)

	General	Specific
Description	Reserves	Reserves	Total
First mortgage loans	$203,624	$42,690	$246,314
Second mortgage loans	35,639	—	35,639
Commercial real estate loans	55,304	140,031	195,335
Construction loans — residential	2,766	482	3,248
Warehouse lending	1,425	2,231	3,656
Consumer loans, including home equity lines of credit	32,355	632	32,987
Non-real estate commercial	358	2,794	3,152
Other and unallocated	7,669	—	7,669

Total allowance for loan losses	$339,140	$188,860	$528,000

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment. The following table provides the amount of delinquent loans at the dates listed. At September 30, 2009, 61.0% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent and Nonaccrual Loans

	September 30,	December 31,	September 30,
	2009	2008	2008
Days Delinquent	(Dollars in thousands)
30	$118,597	$145,407	$107,313
60	100,078	111,404	110,943
90	91,426	137,683	74,056
120+	963,933	584,618	403,831

Total	$1,274,034	$979,112	$696,143

Investment loans	$8,133,497	$9,082,121	$9,134,884

Delinquency %	15.66%	10.78%	7.62%

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” treats a loan as delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $227.3 million, 60 day delinquencies equaled $125.6 million and 90 day delinquencies and other nonaccrual loans equaled $1.1 billion at September 30, 2009. Total delinquent loans under the MBA Method total $1.5 billion or 18.28% of loans held for investment at September 30, 2009, as compared to, delinquent loans at December 31, 2008 of $1.1 billion, or 13.27% of total loans held for investment.
     We cease the accrual of interest on loans that we classify as “non-performing” generally because they are more than 90 days delinquent. Additionally, individual loans in non-homogenous portfolios may be placed on nonaccrual status prior to becoming 90 days past due when payment in full of principal or interest by the borrower is not expected. Such interest is recognized as income only when it is actually collected.
     The following table sets forth information regarding non-performing loans as of September 30, 2009 (dollars in thousands):

Non-performing loans	September 30, 2009
Loans secured by real estate
Home loans — secured by first lien	$606,340
Home loans — secured by second lien	9,768
Home equity lines of credit	9,238
Construction — residential	6,328
Commercial	416,534

Total non-performing loans secured by real estate	1,048,208
Commercial	5,886
Other consumer	1,264

Total non-performing loans held in portfolio	$1,055,358

     In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These aggressive modification programs began in the latter months of 2008 and increased substantially in the nine months ended September 30, 2009. As of September 30, 2009, we had $615.8 million in restructured loans in the loans held for investment portfolio, of which $181.0 million were included in non-performing loans.
     Restructured loans by loan type are presented in the following table (dollars in thousands):

Restructured Loans
September 30, 2009
First mortgage loans	$432,597
Second mortgage loans	14,054
Construction — residential	3,370
Commercial	165,648
HELOC	129
Other consumer	26

Total	$615,824

     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

			For the Year
	For the Nine Months Ended		Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Beginning balance	$376,000	$104,000	$104,000
Provision for loan losses	409,420	167,708	343,963

Charge-offs
First mortgage	(94,178)	(27,784)	(44,460)
Second mortgage	(31,815)	(1,600)	(3,354)
Commercial	(103,647)	(12,292)	(14,769)
Construction — residential	(2,487)	(169)	(1,872)
Warehouse	(503)	(832)	(1,005)
Consumer:
HELOC	(25,322)	(4,538)	(5,576)
Other consumer	(2,693)	(589)	(929)
Other	(1,919)	(1,442)	(2,006)

Total charge-offs	(262,564)	(49,246)	(73,971)

Recoveries
First mortgage	2,070	3	76
Second mortgage	605	327	404
Commercial	996	7	32
Construction — residential	34	—	—
Warehouse	6	—	4
Consumer:
HELOC	496	425	517
Other consumer	296	381	461
Other	641	395	514

Total recoveries	5,144	1,538	2,008

Charge-offs, net of recoveries	(257,420)	(47,708)	(71,963)

Ending balance	$528,000	$224,000	$376,000

Net charge-off ratio	3.96%	0.71%	0.79%

     Accrued Interest Receivable. Accrued interest receivable decreased from $56.0 million at December 31, 2008, to $50.6 million at September 30, 2009, as our total earning assets decreased. We typically collect interest in the month following the month in which it is earned.
     Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as “real estate owned” until it is sold. It is transferred from the loans held for investment portfolio at lower of cost or market, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At September 30, 2009, we had $164.9 million of repossessed assets compared to $109.3 million at December 31, 2008.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $241.7 million at September 30, 2009 and $246.2 million in December 31, 2008. Our investment in property and equipment decreased due to our decision to limit our branch expansion.
     Mortgage Servicing Rights. At September 30, 2009, MSRs included residential MSRs at fair value amounting to $564.0 million and consumer MSRs at amortized cost amounting to $3.8 million. At December 31, 2008, residential MSRs amounted to $511.3 million and consumer MSRs at amortized cost amounted to $9.5 million. During the nine month period ended September 30, 2009 and 2008, we recorded additions to our residential MSRs of $268.0 million and $291.9 million, respectively, due to loan sales or securitizations. Also, during the period ending September 30, 2009, we reduced the amount of MSRs by $134.9 million related to bulk servicing sales and $101.6 million related to loans that paid off during the period. Further, the MSRs were increased by $21.2 million related to the realization of expected cash flows and market driven changes, primarily an increase in mortgage loan rates that led to an expected decrease in prepayment speeds. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements, herein.
     The principal balance of the loans underlying our total MSRs was $53.2 billion at September 30, 2009 versus $55.9 billion at December 31, 2008, with the decrease primarily attributable to our bulk servicing sale of $12.3 billion in underlying loans partially offset by loan origination activity for 2009.
     Other Assets. Other assets are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008

Repurchased assets with government insurance	$473,867	$83,709
Repurchased assets without government insurance	26,601	16,454
Derivative assets, including margin accounts	189,135	93,686
Escrow advances	107,414	56,542
Servicing sale receivables	95,107	—
Tax assets, net	80,443	181,601
Other	66,282	72,742

Total other assets	$1,038,849	$504,734

     Other assets increased $0.5 billion, or 105.8%, to $1.0 billion at September 30, 2009 from $0.5 billion at December 31, 2008. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within our loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. Government-guaranteed or insured loans are also repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to FHA guidelines. The balance of such loans held by us was $473.9 million at September 30, 2009 and $83.7 million at December 31, 2009.
     Repurchased non-performing loans without government guarantees or insurance are classified as repurchased assets. To the extent we later foreclose on the loan, the underlying property is transferred to repossessed assets for disposal. The estimated fair value of the remaining repurchased assets totaled $26.6 million at September 30, 2009 and $16.5 million at December 31, 2008.

Liabilities
     Deposit Accounts. Deposit accounts increased $0.7 billion to $8.5 billion at September 30, 2009, from $7.8 billion at December 31, 2008. The composition of our deposits was as follows:
Deposit Portfolio
(Dollars in thousands)

	September 30, 2009			December 31, 2008
		Weighted	Percent		Weighted	Percent
		Average	of		Average	of
	Balance	Rate	Balance	Balance	Rate	Balance
Demand accounts	$471,847	0.30%	5.53%	$416,920	0.47%	5.32%
Savings accounts	660,786	1.22	7.74	407,501	2.24	5.20
MMDA	747,507	1.58	8.76	561,909	2.61	7.17
Certificates of deposit (1)	3,819,351	3.41	44.76	3,967,985	3.94	50.61

Total Retail Deposits	5,699,491	2.66	66.79	5,354,315	3.40	68.30

Public funds(2)	650,666	0.79	7.62	597,638	2.84	7.62
National accounts	1,232,031	3.56	14.44	1,353,558	4.41	17.26
Company controlled deposits(3)	951,780	—	11.15	535,494	—	6.82

Total Deposits	$8,533,968	2.35%	100.00%	$7,841,005	3.30%	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion and $1.8 billion at September 30, 2009 and December 31, 2008, respectively.

(2)	Public funds include funds from municipalities and public units.

(3)	These accounts represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank.
     The public funds channel was $650.7 million and $597.6 million at September 30, 2009 and December 31, 2008, respectively. These deposits have been garnered from local government units within our retail market area.
     Our national accounts division garnered funds through the use of investment banking firms. National deposit accounts decreased a net $0.2 billion to $1.2 billion at September 30, 2009, from $1.4 billion at December 31, 2008. At September 30, 2009, the national deposit accounts had a weighted maturity of 12 months.
     Our controlled accounts increased $0.5 billion to $1.0 billion at September 30, 2009. This increase reflects the increase in mortgage loans serviced for others.
     We participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives our customers the potential to receive FDIC insurance up to $50 million. At September 30, 2009, $330.0 million of our total CDs were enrolled in this program, with $172.4 million originating from public entities and $160.6 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $34.4 million from public entities and $295.6 million from retail customers.
     FHLB Advances. Our borrowings from the FHLB, known as FHLB advances, may include floating rate daily adjustable advances, fixed rate convertible (i.e., “putable”) advances, and fixed rate term (i.e., “bullet”) advances. The following is a breakdown of the advances outstanding (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Daily adjustable advances	$—	—	$—	—
Fixed rate putable advances	2,150,000	4.02%	2,150,000	4.02%
Short-term fixed rate term advances	900,000	4.50%	650,000	4.79%
Long-term fixed rate term advances	1,750,000	4.61%	2,400,000	4.55%

Total	$4,800,000	4.33%	$5,200,000	4.36%

     At September 30, 2009, FHLB advances decreased to $4.8 billion from $5.2 billion at December 31, 2008. We rely upon such advances as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of loans available for sale that we fund with the advances and upon the availability of lower cost funding from our retail deposit base, the escrow accounts we hold, or alternative funding sources such as security repurchase agreements. Our approved line with the FHLB was $7.0 billion at September 30, 2009.
     Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided by or returned to us, as appropriate. We had security repurchase agreements amounting to $108.0 million at both September 30, 2009 and December 31, 2008.
     Long Term Debt. Our long-term debt principally consists of junior subordinated notes related to trust preferred securities issued by our special purpose trust subsidiaries under the Company rather than the Bank. On June 30, 2009, we issued $51.5 million of junior subordinated notes related to the sale of $50.0 million trust preferred securities to MatlinPatterson. The notes mature 30 years from issuance, are callable after five years and pay interest quarterly. At September 30, 2009 and December 31, 2008, we had $300.2 million and $248.7 million of long-term debt, respectively.
     Accrued Interest Payable. Our accrued interest payable decreased $11.3 million from December 31, 2008 to $24.8 million at September 30, 2009. The decrease was principally due to the increase in interest bearing deposits offset in part by a decline in interest rates during 2009 on our interest-bearing liabilities.
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
     The secondary market reserve increased $10.5 million to $53.0 million at September 30, 2009, from $42.5 million at December 31, 2008. This increase is attributable to increases in our expected losses and historical experience of repurchases and claims.
     The following table provides a reconciliation of the secondary market reserve within the periods shown (in thousands):
Secondary Market Reserve

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$45,000	$28,000	$42,500	$27,600
Provision
Charged to gain on sale for current loan sales	7,006	2,376	17,938	8,183
Charged to other fees and charges for changes in estimates	20,603	1,087	48,340	(474)

Total	27,609	3,463	66,278	7,709
Charge-offs, net	(19,609)	(2,863)	(55,778)	(6,709)

Balance, end of period	$53,000	$28,600	$53,000	$28,600

     Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that the amount of reserves at September 30, 2009 is adequate.

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
     Retail deposits increased to $5.7 billion at September 30, 2009, as compared to $5.4 billion at December 31, 2008.
     Mortgage loans sold during the nine months ended September 30, 2009 totaled $25.2 billion, an increase of $3.1 billion from the $22.1 billion sold during the same period in 2008. This increase reflects our $2.6 billion increase in mortgage loan originations during the nine months ended September 30, 2009. We attribute this increase to a falling interest rate environment, resulting in an increase in demand for fixed-rate mortgage loans and an increase in market share. We sold 98.4% and 97.7% of our mortgage loan originations during the nine month periods ended September 30, 2009 and 2008, respectively.
     We use FHLB advances and security repurchase agreements to fund our daily operational liquidity needs and to assist in funding loan originations. We will continue to use these sources of funds as needed to supplement funds from deposits, loan and MSR sales and escrow accounts. We currently have an authorized line of credit equal to $7.0 billion, which we may draw upon subject to providing a sufficient amount of loans as collateral. At September 30, 2009, we had available collateral sufficient to access $5.3 billion of the line of which $0.5 billion was still available at September 30, 2009. Such advances are usually repaid with the proceeds from the sale of mortgage loans or from alternative sources of financing.
     At September 30, 2009, we had arrangements to enter into security repurchase agreements, a form of collateralized short-term borrowing, with multiple financial institutions (each of which is a primary dealer for Federal Reserve purposes). Because we borrow money under these agreements based on the fair value of our mortgage-backed securities, and because changes in interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability under these agreements could be limited and lenders could initiate margin calls (i.e., require us to provide additional collateral) in the event interest rates change or the value of our mortgage-backed securities declines for other reasons. At September 30, 2009 and 2008, our security repurchase agreements totaled $108.0 million. The security repurchase agreements were secured by $112.3 million and $119.6 million of U.S. government sponsored agency mortgage-backed securities classified as securities available for sale at September 30, 2009 and 2008, respectively.
     At September 30, 2009, we had arrangements with the Federal Reserve Bank of Chicago (“FRB”) to borrow as needed from its discount window. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on FRB guidelines. At September 30, 2009, we had pledged commercial loans amounting to $747.7 million with a lendable value of $456.7 million. At September 30, 2009, we had no borrowings outstanding against this line of credit.
     At September 30, 2009, we had outstanding rate-lock commitments to lend $2.7 billion in mortgage loans, along with no outstanding commitments to make other types of residential loans. As such commitments may expire without being drawn upon, they do not necessarily represent future cash commitments. Also, at September 30, 2009, we had outstanding commitments to sell $3.2 billion of mortgage loans. We expect that our lending commitment will be funded within 90 days. Total commercial and consumer unused lines of credit totaled $1.5 billion at September 30, 2009, including $1.1 billion of unused warehouse lines of credit to various mortgage companies and $180.5 million in undrawn commercial lines of credits. Also, there were $229.9 million in undrawn home equity lines of credit and $9.8 million in undrawn lines of consumer credit contained within consumer loans at September 30, 2009.
     Regulatory Capital Adequacy. At September 30, 2009, the Bank exceeded all applicable bank regulatory minimum capital requirements and was considered “well capitalized.” We are not subject to regulatory capital requirements.
     The Bank’s regulatory capital includes proceeds from trust preferred securities that were issued in ten separate private offerings to the capital markets and as to which $299.0 million of such securities were outstanding at September 30, 2009.

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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended September 30, 2009, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 29, 2009, the Company and Joseph P. Campanelli entered into a purchase agreement, pursuant to which Mr. Campanelli will purchase 1,987,500 shares of the Company’s common stock at a purchase price of $1.05 per share (the closing price of the common stock on September 28, 2009) or, in the aggregate, $2,086,875. Mr. Campanelli will purchase 375,000 shares of Common Stock after the effectiveness of the Employment Agreement, will purchase 150,000 shares of Common Stock on December 31, 2009, and will purchase 243,750 shares of Common Stock on each June 30 and December 31 in 2010, 2011 and 2012. The Common Stock was offered and sold, or will be sold, to Mr. Campanelli in an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.
     Issuer Purchases of Equity Securities
          The Company made no purchases of its equity securities during the quarter ended September 30, 2009.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

10.27*+	Employment Agreement, dated September 29, 2009, between Flagstar Bancorp, Inc. and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 2, 2009, and incorporated herein by reference)

10.28*+	Stock Award Agreement, dated October 20, 2009, between Flagstar Bancorp, Inc. and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 23, 2009, and incorporated herein by reference)

10.29*+	Employment Agreement, dated October 23, 2009, between Flagstar Bancorp, Inc. and Salvatore J. Rinaldi (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2009, and incorporated herein by reference)

10.30*+	Form of Stock Award Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2009, and incorporated herein by reference)

11	Computation of Net Loss per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: November 9, 2009	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.27*+	Employment Agreement, dated September 29, 2009, between Flagstar Bancorp, Inc. and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 2, 2009, and incorporated herein by reference)

10.28*+	Stock Award Agreement, dated October 20, 2009, between Flagstar Bancorp, Inc. and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 23, 2009, and incorporated herein by reference)

10.29*+	Employment Agreement, dated October 23, 2009, between Flagstar Bancorp, Inc. and Salvatore J. Rinaldi (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated October 28, 2009, and incorporated herein by reference)

10.30*+	Form of Stock Award Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 28, 2009, and incorporated herein by reference)

11	Computation of Net Loss per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement