Form 10-K
period 2009-12-31
FLAGSTAR BANCORP INC
filed 2010-03-15
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16577

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No ☑

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($0.68 per share) as reported on the New York Stock Exchange on June 30, 2009, was approximately $45.0 million. The registrant does not have any non-voting common equity shares.

As of March 8, 2010, 892,624,051 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to its 2010 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

List of Subsidiaries of the Company
Consent of Baker Tilly Virchow Krause, LLP
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer
Certification of Principal Executive Officer(Section 111 (b)(4) of EESA)
Certification of Principal Financial Officer (Section 111 (b)(4) of EESA)

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

Where we say “we,” “us,” or “our,” we usually mean Flagstar Bancorp, Inc. However, in some cases, a reference to “we,” “us,” or “our” will include our wholly-owned subsidiary Flagstar Bank, FSB, and Flagstar Capital Markets Corporation (“FCMC”), its wholly-owned subsidiary, which we collectively refer to as the “Bank.”

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank. At December 31, 2009, our total assets were $14.0 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 80% of our voting common stock as of December 31, 2009 and approximately 89.5% as of January 31, 2010.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) of the United States Department of the Treasury (“Treasury”). The Bank is a member of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and is subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

We operate 165 banking centers (of which 30 are located in retail stores), including 114 located in Michigan, 24 located in Indiana and 27 located in Georgia. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross sell other products to existing customers and increase our customer base. At December 31, 2009, we had a total of $8.8 billion in deposits, including $5.4 billion in retail deposits, $0.6 billion in government funds, $2.0 billion in wholesale deposits and $0.8 million in company-controlled deposits.

We also operated 23 stand-alone home loan centers located in 14 states, which originate one-to-four family residential mortgage loans as part of our retail home lending business. These offices employ approximately 174 loan officers. We also originate retail loans through referrals from our 165 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with more that 4,700 mortgage brokers and nearly 1,200 correspondents, which are located in all 50 states and serviced by 162 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With over $32.3 billion in mortgage originations in 2009, we are ranked by industry sources as the 12th largest mortgage originator in the nation with a 1.6% market share.

Our earnings include net interest income from our retail banking activities, fee-based income from services we provide our customers, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.8% of our total loan production during 2009 represented mortgage loans that were collateralized by first or second mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).

At December 31, 2009, we had 3,411 full-time equivalent salaried employees of which 336 were account executives and loan officers.

Recent Developments

Supervisory Agreements

On January 27, 2010, we and the Bank each entered into a supervisory agreement with the OTS (respectively, the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” and, collectively, the “Supervisory Agreements”). We and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements. We believe we developed our business plan to reflect the terms and requirements of the Supervisory Agreements and that the business plan thereby provides us with the flexibility to execute our strategy, including achieving our goals of asset growth, expanding our network of full service branches with a comprehensive range of product offerings, and originating consumer and commercial loans to small and middle market businesses. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions. See Regulatory and Supervision — Supervisory agreements.

Capital Investment

In light of the operational challenges we have recently faced, our management team has developed and will continue to aggressively pursue a capital plan that is intended to bolster the Bank’s capital ratios. Our capital plan contemplates taking steps that would strengthen our capital position in the short term and position us to build and diversify our business.

On December 31, 2009, we commenced a rights offering of up to 704,234,180 shares of our common stock. Pursuant to the rights offering each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date which entitled the holder to purchase one share of common stock at the subscription price of $0.71. On January 27, 2010, MP Thrift purchased 422,535,212 shares of common stock for approximately $300 million through the exercise of its rights received pursuant to the rights offering. During the rights offering, stockholders other than MP Thrift also exercised their rights and purchased 806,950 shares of common stock. In the aggregate, we issued 423,342,162 shares of common stock in the rights offering for approximately $300.6 million. The rights expired on February 8, 2010. Subsequent to the rights offering, MP Thrift held approximately 89.5% of our outstanding voting common stock.

On January 30, 2009, MP Thrift made its initial equity investment in us through its acquisition of 250,000 shares of Series B convertible participating voting preferred stock for $250 million. Upon receipt of stockholder approval, such preferred shares converted automatically at $0.80 per share into 312.5 million shares of common stock. Pursuant to an agreement between MP Thrift and us dated January 30, 2009, MP Thrift subsequently invested an additional $100 million through (a) a $50 million purchase of our convertible preferred stock in February 2009, and (b) a $50 million purchase of our trust preferred securities in June 2009. The convertible preferred shares were subsequently converted into 62.5 million shares of common stock. At December 31, 2009, MP Thrift owned 375 million shares of our common stock, representing approximately 80% of the voting common stock. The trust preferred securities are convertible into our common stock at the option of MP Thrift on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of our common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the trust preferred securities are not converted, they will remain outstanding perpetually unless redeemed by us at any time after January 30, 2011.

On January 30, 2009, we also received from the Treasury an investment of $266.7 million for 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock and a warrant to purchase up to approximately 64.5 million shares of our common stock at an exercise price of $0.62 per share. This investment was through the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”). The preferred stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter, and the warrant is exercisable over a 10 year period.

Pro Forma Capital Ratios

At December 31, 2009, the Bank had regulatory capital ratios that categorized the Bank as “well-capitalized” pursuant to regulatory standards, with ratios of 6.19% for Tier 1 capital and 11.68% for total risk-based capital. Upon receipt of the $300 million equity investment from MP Thrift on January 27, 2010 as part of our rights offerings, we immediately invested the entire amount into the Bank to further improve its capital level and to fund lending activity. Had the Bank received the $300 million at December 31, 2009, the Bank’s regulatory capital ratios would have been 8.16% for Tier 1 capital and 15.28% for total risk-based capital.

Business and Strategy

We, as with the rest of the mortgage industry and most other lenders, were negatively affected in recent years by increased credit losses from the weakening economy. Financial institutions continued to experience significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of nonperforming assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Moreover, liquidity in the debt markets remained low throughout 2009, further contributing to the decline in asset prices due to the low level of purchasing activity in the marketplace. Financial institutions also face heightened levels of scrutiny and capital and liquidity requirements from regulators.

We believe that despite the increased scrutiny and heightened capital and liquidity requirements, regulated financial institutions should benefit from reduced competition from unregulated entities that lack the access to and breadth of significant funding sources as well as the capital to meet the financing needs of their customers. We further believe that the business model of banking has changed and that full service regional banks will be well suited to take advantage of the changing market conditions.

To that end, we have made significant organizational changes in the past year, which include the appointment of Joseph P. Campanelli as President, Chief Executive Officer and Chairman of the Board, the appointment of several other new executive officers and the addition of new members to the board of directors. Mr. Campanelli has over 30 years of banking experience and played a key leadership role in the transformation of a $10 billion thrift to a $80 billion super community bank. Several other former members of that executive team have also joined us to work toward transforming the Bank into a full-service community bank with a disciplined mortgage banking operation.

We believe that our management team has the necessary experience to appropriately manage through the credit and operational issues that are presented in today’s challenging markets. We have put in place a comprehensive program to better align expenses with revenues, a strategic focus to maximize the value of our community banking platform, and a continued emphasis to invest in our position as one of the leading residential mortgage originators in the country.

We intend to continue to seek ways to maximize the value of our mortgage business while limiting risk, with a critical focus on expense management, improving asset quality while minimizing credit losses, increasing profitability, and preserving capital. We expect to pursue opportunities to build our core deposit base through our existing branch banking structure and to serve the credit and non-credit needs of the business customers in our markets, as we diversify our businesses and risk through executing our business plan and transitioning to a full-service community banking model.

We recently identified five key strategies, as further described below, to guide our business: (1) grow assets through expanding into the small and medium-size business market; (2) grow core deposits through cross-selling and retention; (3) leverage our online mortgage origination platform, internet banking technology, and state-of-the-art core banking system; (4) capital preservation and future capital raises; and (5) new management to lead the transformation into a full-service community bank. We believe that our execution of these strategies will: (1) increase revenue generation, including fee and spread income; (2) improve operating effectiveness; (3) accelerate problem asset resolution and improve asset quality; (4) enhance corporate governance and compliance; and (5) position the operating platform and organizational structure to support growth and diversification. We believe this strategy is consistent with our business plan and with the Supervisory Agreements. See Supervisory Agreements.

Grow Assets through Expanding into Small Medium-size Business Market.

Our main strategy is to leverage our existing branch network, extensive commercial experience and banking industry knowledge to provide commercial banking services to three primary target markets: (1) micro business market; (2) small business market and (3) middle market (including specialty lending). Products sold to these three market segments will include both credit and non-credit services. We believe our current retail bank branch footprints in Michigan, Indiana and Georgia provide a unique opportunity to leverage existing branches, which are well-maintained and in good locations to expand beyond our historical focus on residential mortgage loan origination. Market research indicates that there are approximately 500,000 small business customers within a five-mile area of our bank branches, none of which are currently significant customers of ours. To optimize this opportunity, we plan to implement a small business customer acquisition strategy, reinvigorate retail and consumer banking, focus our commercial strategy on profitable growth and manage portfolios to optimize value. We also plan to expand our share of wallet from our customers by providing non-credit services and strategic alliances, including merchant services, credit card, consumer/commercial services and cash management. In addition, we plan to assess opportunities to expand our existing footprint into other markets that we believe to be underserved.

Grow Core Deposits through Cross-selling and Retention.

Improve cross-sell ratios. We have introduced a new initiative to increase cross-sell ratios and new customer acquisition through the introduction of new lending products at our banking centers. We believe that offering new lending products will increase relationship profitability and customer retention.

Improve customer satisfaction. We believe that we have enhanced the customer experience through industry leading underwriting turn times, philosophy of one call resolution, robust customer training initiatives, and paperless execution.

Leverage Online Mortgage Origination Platform, Internet Banking Technology, and State-of-the-Art Core Banking System.

Focus on leveraging competitive strengths. We continue to explore opportunities to capitalize on the evolving market place with a focus on maximizing profitability by leveraging our competitive strengths such as the best in class paperless origination platform and our market position as a leading provider of warehouse lines of credit and cash management services to qualified wholesale correspondents.

Core banking system conversion. In February 2010, the Bank converted to a new core banking system, which now enables the Bank to support both retail and commercial business development and growth in a customer-focused fashion as a key part of the Bank’s plan to diversify its revenue generation capability by capitalizing on its broad customer base. The system’s open architecture and relational database technology supports a single integrated system, providing the Bank with the functionality to compete with larger institutions without having to maintain multiple systems. On an immediate basis, the system provides all the banking centers with the capability to shorten account opening times, improve cross-sell capabilities and improve overall relationship management.

The new system also provides a relational database core processing solution intended to provide the Bank with a competitive edge in operational efficiency and relationship management. It presents a customer-level view rather than the traditional account-level view and thus enables the Bank to manage total customer relationships — not just individual accounts.

The new system, which affects teller systems, ATM machines, online banking, item processing, wire transfers and other key banking services, is scalable to handle significant growth in number of transactions and types of product offerings.

Focus on current mortgage banking operations. Our strategy for 2010 includes focusing on our current mortgage banking operations, and in particular our relationships with Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”), which have allowed us to generate significant income from the sale of loans throughout our history and especially in the year ended December 31, 2009. This earnings capability from our sale of loans far exceeds our net interest income generated from our banking operation and has provided us with the ability, in part, to absorb the credit losses that we are experiencing in the current recessionary environment.

Capital Preservation and Future Capital Raises.

Our goals include capital preservation through engaging in additional capital raises to improve capital levels and managing expenses and credit losses to reduce erosion of capital.

Management of troubled assets. We have taken measures to mitigate risk and resolve potential loss situations arising from the industry-wide credit issues. In recent years, we have incurred substantial credit costs related to asset quality issues. However, our balance sheet contains a significant seasoned “static pool” as loans have not been originated for investment since 2007. To address the asset quality issues in this static pool, we have taken various steps, including increasing resources and oversight over loss mitigation, realignment of quality control and fraud management departments, and establishing customized workout strategies. Over the last 12 months, our commercial lending division has hired workout specialists and developed processes to focus on the workout of commercial real estate problems by comprehensively addressing the credit aspects of the portfolio, especially those in workout or loans which have been foreclosed upon and thereby converted into real-estate owned. We are committed to improving the quality of assets and are continually reviewing our portfolios with a focus on aggressively pursuing resolutions of non-performing loans. With respect to our commercial real estate portfolio, we are focused on minimizing our exposure by closely monitoring existing commercial loan relationships, proactively anticipating deteriorating commercial loan relationships, and taking decisive and appropriate action, legal or otherwise, on a consistent basis.

Future capital raises. In addition to the actions above, we may also attempt to raise additional capital pursuant to offerings of our equity securities. We may attempt to do so through private and public offerings. All or substantially all of the proceeds of any such offering would be available for general corporate purposes including contribution to the capital of the Bank.

Aggressively manage costs. We continue to make it a priority to identify cost savings opportunities by: (1) obtaining value for the materials, goods and services purchased; (2) centralizing and optimizing project management; (3) reviewing systems to document and address opportunities to improve processing capability and reduce operating expenses; and (4) improving productivity by reviewing tasks performed in each area and eliminating redundancy.

Minimize default risk exposure. We are working to better leverage our centralized platform, training initiatives, and automated fraud detection tools to minimize default risk exposure and achieve targeted performance levels.

Diversification of assets and management of concentration limits. We will expand our product offerings in order to diversify our income streams as well as establish and maintain appropriate risk profile concentration limits for each asset type. For example, our mortgage banking business provides us with significant earning potential, but also results in the accumulation of mortgage servicing rights that require significant capital and are highly sensitive to interest rate risk and hedging costs. Accordingly, we have actively sought sales and other opportunities to maintain our concentration of the mortgage servicing rights portfolio at levels that we believe to be appropriate given our various risk profiles and capital position.

New Management to Lead Transformation.

Recruit and retain highly competent personnel. We have successfully recruited key executives with deep product knowledge and industry experience to enhance our management team in connection with the implementation of our new organizational structure and business strategy. In connection with our expansion in existing markets, we are training banking staff to acquire micro market business and are establishing a centralized underwriting capability. Additionally, we expect to form regional small business and commercial banking teams that would be augmented by hiring additional staff where needed.

Commitment to compliance. We are committed to an effective compliance management strategy that reduces risk, promotes operational efficiencies, and fosters high quality customer service. Our compliance management strategy focuses on the fundamental components of a compliance program including system operations, monitoring, assessment, accountability, response and training. In December 2009, we hired a Chief Risk Officer to oversee and continue the development of our enterprise risk management structure.

Branch banking opportunities. We continue to review the performance of our network of banking centers on an ongoing basis and will continue to evaluate individual locations for their potential to grow and contribute to our profitability. While we opened four banking centers during 2009, we also closed 14 banking centers, all but two of which were in-store branches. Currently, we plan to close three branches in 2010, and we believe that the reduction of banking centers will not affect our strategy to promote diversified asset growth through the banking center branch network.

Executive Officers of the Registrant

To facilitate timely and successful execution of our business strategy, we have emphasized the development of our executive leadership team. Our executive officers are highly experienced and accomplished with a record of leading and operating large financial institutions. Their collective experiences include managing both banking and mortgage operations and retail and commercial franchises, expense reductions and control, comprehensive underwriting and credit management experience across multiple asset classes, asset workout and dispositions, the creation of high performing sales cultures, acquisitions and large scale integrations, and producing sustained financial results within a conservative risk framework and an efficient cost structure.

We believe that our executive officers have a significant competitive advantage because most of its members have worked together for numerous years and have executed acquisition, integration and conversion strategies as a team at large-scale, complex banking institutions.

Our executive officers include:

•	JOSEPH P. CAMPANELLI, 53, has served as President and Chief Executive Officer since September 2009 and Chairman of the Board since November 2009. Mr. Campanelli was President and Chief Executive Officer and a member of the Board of Directors of Sovereign Bancorp, Inc. and Sovereign Bank until September 30, 2008, where he oversaw nearly 750 community banking centers and 12,000 team members. Mr. Campanelli originally joined Sovereign Bank in 1997 when it acquired Fleet Financial Group’s automotive finance group, which was headed by Mr. Campanelli. He became President and Chief Operating Officer of Sovereign’s New England Division in 1999 when Sovereign acquired 268 branches that Fleet Financial Group divested after its merger with Bank Boston Corp. Mr. Campanelli played an active role in the branch acquisition and integration, which at the time was the largest branch and business divestiture in U.S. banking history. Mr. Campanelli played a key leadership role in the transformation of Sovereign Bank from a $10 billion thrift to an $80 billion super community bank. Prior to his employment by Sovereign, Mr. Campanelli spent nearly 20 years serving in a variety of senior and executive positions, overseeing commercial and community activities and problem asset resolution, with both Fleet Financial Group and Shawmut Bank. He began his banking career in Hartford, Connecticut in 1979. In his over 30 years experience, Mr. Campanelli has served in a variety of senior and executive positions and has a history of successfully managing through a variety of economic conditions, with a track record of leading transformational change.

•	SALVATORE J. RINALDI, 55, has served as Executive Vice President and Chief of Staff since October 2009. Mr. Rinaldi was Executive Vice President and Chief of Staff of Sovereign Bancorp, Inc. until February 2009. Mr. Rinaldi joined Sovereign Bancorp in August 1998 and, served in a variety of senior positions including managing all acquisitions and major system conversions for the organization. Mr. Rinaldi oversaw the integration of the Fleet/Bank Boston branches for Sovereign. At Sovereign, Mr. Rinaldi also managed the post-acquisition integration of nine financial institutions with asset sizes ranging from $250 million to $15 billion, and converted most major systems for the company. Additionally, Mr. Rinaldi managed most corporate and special projects initiatives for Sovereign and supervised the IT, Operations and Administrative functions. Prior to Sovereign,

Mr. Rinaldi worked for 25 years in the banking industry, during which he held a number of senior and executive positions at Fleet Bank, Shawmut Bank and Connecticut National Bank.

•	PAUL D. BORJA, 49, has served as Executive Vice President since May 2005 and Chief Financial Officer since June 2005. Mr. Borja has worked with the banking industry for more than 25 years, including as an audit and tax CPA with a Big 4 accounting firm and others from 1982 through 1990 specializing in financial institutions. He also practiced as a banking, corporate, tax and securities attorney in Washington DC from 1990 through 2005, where he assisted with or managed mergers and acquisitions of banks and thrifts, structured the corporate and tax aspects of mergers ranging in asset size from $50 million to $13 billion, managed initial public offerings and public and private secondary offerings of debt and equity, provided bank regulatory advice and assisted with accounting standard interpretations and reviews of financial processes. Mr. Borja is also a member of the board of directors of the Federal Home Loan Bank of Indianapolis and serves as vice chairman of the board’s Finance Committee.

•	TODD MCGOWAN, 46, has served as Executive Vice-President and Chief Risk Officer since December 2009. Mr. McGowan has over 20 years experience in performing compliance audits and improving performance for many Fortune 500 public and private companies in the financial services and manufacturing industries. From 1998 until 2009, Mr. McGowan was a Partner with Deloitte & Touche LLP, and, among other things, developed and implemented Sarbanes-Oxley compliance programs, developed and managed internal audits of Sarbanes-Oxley compliance programs, implemented enterprise risk management programs, and developed risk assessment techniques and risk mitigation strategies for financial institutions ranging in size from $500 million to $20 billion in Michigan and Ohio.

•	MATTHEW A. KERIN, 55, has served as Executive Vice President and Managing Director, Consumer Banking & Specialty Groups, since November 2009. Mr. Kerin has more than twenty years experience in banking, most recently having served as Executive Vice-President and Managing Director, Corporate Specialties at Sovereign Bank. He was responsible for mortgage banking, home equity underwriting and credit cards, auto finance, capital markets, private banking, investment sales cash management, trade finance and government banking. Prior to joining Sovereign in 2006, Mr. Kerin held executive operating and administrative positions with Columbia Management, the investment management arm of Bank of America and FleetBoston. Previously, he was Executive Vice-President and Managing Director, Corporate Strategy & Development at FleetBoston and FleetBank where he was involved in the development and execution of corporate strategic initiatives , the corporate merger and acquisition program, and the Project Management Office for numerous large acquisitions. Prior to Fleet, Mr. Kerin held senior management roles at Shawmut Bank and Hartford National Bank, including mergers and acquisitions, real estate workout, corporate finance and investment banking. Throughout his career, Mr. Kerin has successfully overseen several billion dollars of transactions involving the purchase and sale of a wide variety of businesses, assets and deposits. He began his financial services career at Hartford National Bank in 1986.

•	ALESSANDRO DINELLO, 55, has served as Executive Vice President and Head of Retail Banking since 1995. In that role, Mr. DiNello grew the bank branch network from five locations, principally in outstate Michigan, to 175 locations throughout Michigan and Indiana and in the north Atlanta, Georgia area, all on a de novo basis. Included in this expansion was the development of an in-store banking platform, principally in partnership with Wal-Mart in all three States. Mr. DiNello was also responsible for forming a Government Banking group that has competed very effectively in both Michigan and Indiana, as well as an Internet Banking group that has competed effectively on a national basis. Prior to serving as our Head of Retail Banking, Mr. DiNello served as President of Security Savings Bank, which in 1996 was merged with First Security Savings Bank to form Flagstar Bank. Mr. DiNello began his employment with Security Savings Bank in 1979. He was instrumental in converting Security from a mutual to a stock organization in 1984, and in 1994, he was instrumental in negotiating the sale of Security to First Security at a price that resulted in a return of almost 600% to Security’s charter stockholders. He also served as a Bank Examiner with the Federal Home Loan Bank

Board from 1976 through 1979. Mr. DiNello serves on the board of directors of the Michigan Banker’s Association and represents it on the American Banker’s Association’s Government Relations Administrative Committee.

•	MARSHALL SOURA, 70, has served as Executive Vice-President and Director of Corporate Services since October 2009. Mr. Soura has over 40 years of banking industry experience, most recently as Chairman of the Board and Chief Executive Officer of Sovereign Bank’s Mid-Atlantic Division and Executive Vice-President with responsibility for all retail and commercial banking operations in the Mid-Atlantic Division until September 2008. Previously at Sovereign, Mr. Soura served as Executive Vice-President and Managing Director of the Global Solutions Group and Marketing Department overseeing the cash management, international trade banking, government banking, financial institutions and strategic alliances business units. Prior to joining Sovereign, Mr. Soura served in a variety of executive positions at BankBoston, BankOne, Bank of America and Girard Bank (Mellon Bank East).

•	MATTHEW I. ROSLIN, 42, has served as Chief Legal Officer of the Bank since April 2004, Executive Vice President since 2005 and Chief Administrative Officer since 2009. Prior to joining the Bank, Mr. Roslin was Executive Vice President, Corporate Development of MED3000 Group, Inc., a privately held healthcare management company that he joined in 1996 as its General Counsel. During his tenure with MED3000, Mr. Roslin served on the Board of Directors and helped transition the company from a virtual startup to a national healthcare management company with over 1,700 employees and operations in 14 states. Prior to joining MED3000, Mr. Roslin practiced corporate law at Jones Day and Dewey Ballantine from 1991 through 1997, with a focus on mergers and acquisitions in the health care, retail and financial services industries, ranging in asset size of up to $30 billion.

Our management team has long standing relationships with leading bankers and industry experts, including senior commercial and small business officers and retail and consumer banking professionals. We believe that the management team can be leveraged to bring in expertise as well as to give us immediate access to key skill sets and quality customers.

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals. Our strategy provides that we will also offer such services in our retail footprint to small and middle market businesses, all of which are expected to occur through our network of bank branches and our online services. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 30 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data. A more detailed discussion of our two operating segments is set forth below.

Banking Operation. Our banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.

•	Branch Banking consists of 165 banking centers located throughout the State of Michigan and also in Indiana (principally in the Indianapolis Metropolitan Area) and Georgia (principally in the north Atlanta suburbs).

•	Internet Banking is engaged in deposit gathering (principally money market deposit accounts and certificates of deposits) on a nationwide basis, delivered primarily through FlagstarDirect.com.

•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout key markets, including Michigan and Indiana and, to a lesser degree, in Georgia.

The Bank’s retail strategy (Branch Banking and Internet Banking) revolves around two major initiatives: improving cross sales ratios with existing customers and increasing new customer acquisition.

To improve cross sale ratios with existing customers, 10 primary products have been identified as key products on which to focus our sales efforts. These products produce incremental relationship profitability and/or improve customer retention. Key products include mortgage loans, bill pay (with online banking), debit/credit cards, direct deposit money market demand accounts, checking accounts, savings accounts, certificates of deposit, lines of credit, consumer loans and investment products. At December 31, 2009, the Bank’s cross sales ratio using this product set was 2.81. Strategies have been formulated and implemented to improve this ratio.

•	To increase new customer acquisition, we have performed customer segmentation analyses to structure on-boarding strategies. The Bank has identified the consumer profiles that best match the Bank’s product and service platform. After determining the propensity of each customer to purchase specific products offerings, the Bank then markets to those customers with a targeted approach. This includes offering banking products to mortgage customers, including those mortgage customers who reside within the branch banking footprint and have a loan that we service.

•	A major initiative to assist in the cross sales improvement and new customer acquisition is the introduction of lending products to the Branch Banking delivery channel. Previously, no lending products were offered directly by bank branches. We believe the ability to offer lending products to retail customers is essential to relationship profitability and customer retention. Going forward, we expect to offer additional lending products directly through bank branches, including various consumer loans, credit cards and business loans, including an expanded array of business banking deposit products and services.

To further improve net interest margin, the banking operation plans to acquire high quality deposits through the following strategic focuses:

•	Growing core deposits.

•	Disciplined pricing of deposits.

•	Growing checking accounts to enhance fee income, and cross-sell potential into other financial products.

•	Maintaining best in class customer service to enhance, retention and increase word of mouth customer referrals.

•	Leveraging technology to enhance customer acquisition and retention:

•	Provide a comprehensive online banking platform (consumer and business) to improve retention.

•	Increase percentage of customers using online banking.

•	Increase percentage of online banking customers using bill pay and direct deposit.

•	Utilize website analytics to understand customer web traffic and keep the website updated with fresh content

•	Establish improved mobile banking and social networking platforms to enhance customer acquisition and retention.

•	Optimize key Internet Banking ratios through website improvements, active site traffic monitoring and online application usability.

In addition to improving the effective use of our bank branches, we expect to opportunistically expand our bank branch network.

The Bank’s Government Banking strategy is focused on expanding the number of full relationships through leveraging outstanding customer service levels, expanding its customer base in Michigan and Indiana and increasing the number and types of products sold to customers in Georgia.

In addition to deposits, we may borrow funds by obtaining advances from the FHLBI or other federally backed institutions or by entering into repurchase agreements with correspondent banks using as collateral our mortgage-backed securities that we hold as investments. The banking operation may invest these funds in a variety of consumer and commercial loan products.

Home Lending Operation. Our home lending operation originates, acquires, sells and services one-to-four family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2009, we held approximately 62.6% of our interest-earning assets in first mortgage loans on single-family residences.

During 2009, we were one of the country’s leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards. We expect to continue to leverage our technology to streamline the mortgage origination process and bring service and convenience to our brokers and correspondents. We maintain eight sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our production channels. Our brokers, correspondents and home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2009 used the Internet in the completion of the mortgage origination or acquisition process.

•	Retail. In a retail transaction, we originate the loan through our nationwide network of stand-alone home loan centers, as well as referrals from our 165 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosures and other aspects of the lending process and fund the transaction internally. In 2009, we reduced the number of stand-alone home loan centers from 104 at year-end 2008 to 23 at year-end 2009 to drive profitability and expect in 2010 to allocate additional, dedicated home lending resources towards developing lending capabilities in our 165 banking centers and our consumer direct channel. At the same time, we centralized loan processing to gain efficiencies and allow our lending staff to focus on originations. Despite the reduction in home loan centers, during 2009 we closed $4.0 billion of loans utilizing this origination channel, which equaled 11.9% of total originations as compared to $2.6 billion or 9.5% of total originations in 2008 and $2.0 billion or 7.8% of total originations in 2007.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a premium to acquire the loan. We currently have active broker relationships with over 4,700 mortgage brokerage companies located in all 50 states. During 2009, we closed $13.8 billion utilizing this origination channel, which equaled 43.1% of total originations, as compared to $12.2 billion or 44.0% in 2008 and $12.4 billion or 49.3% in 2007.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,200 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed what we believe to be a competitive advantage as a warehouse lender, wherein we provide lines of credit to mortgage companies to fund their loans. Warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies with our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but we believe that there are only a limited number of experienced providers. We believe that offering warehouse lines has provided us a competitive advantage in the small to midsize correspondent channel and has helped us grow and build out our correspondent business in a profitable manner. For example, in 2009, our warehouse lines funded over 75% of the loans in our correspondent channel. We plan to continue to leverage our warehouse lending as a customer retention and acquisition tool in 2010. During 2009, we closed $14.5 billion utilizing the correspondent origination channel, which equaled 45.0% of total originations versus $13.0 billion or 46.5% originated in 2008 and $10.8 billion or 42.9% originated in 2007.

Underwriting. In past years, we originated a wide variety of residential mortgage loans, both for sale and for our own portfolio, including fixed rate first and second lien mortgage loans, adjustable rate mortgages (“ARMs”), interest only mortgage loans both ARM and fixed, and to a far lesser extent, potential negative amortization payment option ARMs (option power ARMs), subprime loans, and home equity lines of credit (“HELOCs”). We also originated commercial real estate loans for our own portfolio.

As a result of our increasing concerns about nationwide economic conditions, in 2007, we began to reduce the number and types of loans that we originated for our own portfolio in favor of sale into the secondary market. In 2008, we halted originations of virtually all types of loans for our held-for-investment portfolio and focused on the origination of residential mortgage loans for sale.

During 2009, we primarily originated residential mortgage loans for sale that conformed to the respective underwriting guidelines established by the Agencies. Loans placed in the held-for-investment portfolio in 2009 would comprise either loans that were repurchased or, on a very limited basis, loans that were originated to assist with the sale of our real estate owned (“REO”).

First Mortgage Loans

At December 31, 2009, most of our held-for-investment mortgage loans were originated in prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the first mortgage loans in our held-for-investment portfolio at December 31, 2009, by year of origination (also referred to as the “vintage year”, or “vintage”).

	2006 and
Year of Origination	Prior	2007	2008	2009	Total
		(Dollars in thousands)

Unpaid principal balance(1)	$3,061,627	$1,755,393	$103,279	$27,898	$4,948,197
Average note rate	5.17%	6.18%	6.12%	5.42%	5.55%
Average original FICO score	715	720	691	694	716
Average original loan-to-value ratio	74.4%	74.5%	82.7%	86.1%	74.7%
Average original combined loan-to- value ratio	78.0%	77.5%	84.1%	89.9%	78.0%
Underwritten with low or stated income documentation	33.0%	56.0%	19.0%	5.0%	41.0%

(1)	Unpaid principal balance does not include premiums or discounts.

First mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, mortgage loans produced through our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, a limited number of our correspondents have been delegated underwriting authority but this has not comprised more than 12% of the loans originated in any year. In all cases, loans must be underwritten to our underwriting standards. Any loan not underwritten by our employees must be warranted by the underwriter’s employer, which may be a mortgage insurance company or a correspondent mortgage company with delegated underwriting authority.

Our criteria for underwriting generally included, but were not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable loans, and for Agency loans, the specific Agency’s eligible loan-to-value ratios with full appraisals when required. Variances from any of these standards were permitted only to the extent allowable under the specific program requirements. These included the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans were collateralized by a first or second mortgage on a one-to-four family residential property.

In general, loan balances under $1,000,000 required a valid Agency automated underwriting system (“AUS”) response for approval consideration. Documentation and ratio guidelines were driven by the AUS response. A FICO credit score for the borrower was required and a full appraisal of the underlying property that would serve as collateral was obtained.

For loan balances over $1,000,000, traditional manual underwriting documentation and ratio requirements were required as were two years plus year to date of income documentation and two months of bank statements. Income documentation based solely on a borrower’s statement was an available underwriting option for each loan category. Even so, in these cases employment of the borrower was verified under the vast majority of loan programs, and income levels were usually checked against third party sources to confirm validity.

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an award-winning imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes which rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models (“AVMs”), multiple fraud detection engines and the ability to electronically submit IRS Form 4506s to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then faxed or uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

The following table identifies, at December 31, 2009, our held-for-investment mortgages by major category and describes the current portfolio with unpaid principal balance, average note rate, average original FICO score, average original combined loan-to-value ratio (“CLTV”), the weighted average maturity and the related housing price index. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area (“MSA”)-level Office of Federal Housing Enterprise Oversight data. Loans categorized as subprime were initially originated for sale and comprised only 0.1% of the portfolio of first liens. Within the first lien residential mortgage loan portfolio, high LTV loan originations, defined as loans with a 95% LTV or greater at origination, comprised only 6% of our held-for-investment loan portfolio. Our risk of loss on these loans is mitigated because private mortgage insurance was required on the vast majority of loans with LTVs exceeding 80% at the time of origination.

				Average
				Original
				Combined			Housing
	Unpaid	Average	Average	Loan-to-		Weighted	Price
	Principal	Note	Original	Value		Average	Index
	Balance(1)	Rate	FICO Score	Ratio		Maturity	LTV
			(Dollars in thousands)

First mortgage loans:
Amortizing:
3/1 ARM	$251,472	4.83%	685	82.7%		283	83.07%
5/1 ARM	$639,153	5.00%	714	75.7%		298	73.76%
7/1 ARM	$76,525	5.68%	727	75.6%		304	84.35%
Other ARM	$112,963	4.69%	671	84.4%		271	81.54%
Other amortizing	$926,051	6.22%	712	75.3%		283	83.49%
Interest only:
3/1 ARM	$386,468	5.11%	723	81.5%		271	86.02%
5/1 ARM	$1,600,382	5.37%	721	78.8%		299	85.88%
7/1 ARM	$131,331	6.08%	727	75.5%		306	93.12%
Other ARM	$84,923	5.17%	719	83.2%		306	92.08%
Other interest only	$461,216	6.25%	723	77.7%		316	97.65%
Option ARMs	$271,570	5.82%	719	76.6%		323	102.80%
Subprime
3/1 ARM	$1,840	7.61%	646	97.8%		296	117.58%
Other ARM	$2,096	6.95%	600	85.2%		236	106.08%
Other subprime	$2,207	6.85%	580	81.2%		279	96.55%

Total first mortgage loans	$4,948,197	5.55%	716	78.0%		296	85.96%
Second mortgages	$220,555	8.37%	734	20.0	%(2)	153	22.74	%(3)
HELOCs	$298,975	5.33%	739	25.0	%(2)	74	26.02	%(3)

(1)	Unpaid principal balance does not include premiums or discounts..

(2)	Reflects LTV because these are second liens.

(3)	Does not reflect any first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of December 31, 2009 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information is referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures is referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-Investment	Unpaid Principal
	Portfolio	Balance(1)
	(Dollars in thousands)

Characteristics
SISA (stated income, stated asset)	2.61%	$200,503
SIVA (stated income, verified assets)	17.52%	$1,345,625
High LTV (i.e., at or above 95%)	0.27%	$20,708
Second lien products (HELOCs, Second mortgages)	1.94%	$148,878
Loan types:
Option ARM loans	2.50%	$191,870
Interest-only loans	15.04%	$1,155,286
Subprime	0.04%	$3,077

(1)	Unpaid principal balance does not include premiums or discounts.

ARMs

ARM loans held for investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with an intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the CLTV ratio, which includes second mortgages on the same collateral, was 100%, but subordinate (i.e., second mortgage) financing was not allowed over a 90% LTV ratio. At a 100% LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate”, that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Adjustable rate loans were not consistently underwritten to the fully indexed rate until the Interagency Guidance on Nontraditional Mortgage Products issued by the federal banking regulatory agencies was released in 2006. Teaser rates (i.e., in which the initial rate on the loan was discounted from the otherwise applicable fully indexed rate) were only offered for the first three months of the loan term, and then only on a portion of ARMs that had the negative amortization payment option available and HELOCs. Due to the seasoning of our portfolio, all borrowers have adjusted out of their teaser rates at this time.

Option power ARMs, which comprised 5.49% of the first mortgage portfolio as of December 31, 2009, are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).

Option power ARMS were originated with maximum LTV and CLTV ratios of 95%; however, subordinate financing was only allowed for LTVs of 80% or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV levels the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments, divided by the original principal balance of the loan, was generally 115%, except that the cap in New York was 110%. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5% from year to year. By 2007, option power ARMs were underwritten at the fully indexed rate rather than at a start rate. At December 31, 2009, we had $271.6 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances at December 31, 2009 was $16.2 million. The maximum balance that all option power ARMs could reach cumulatively is $295.8 million.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at December 31, 2009, by year of origination.

	2006 and
Year of Origination	Prior	2007	2008	2009	Total
		(Dollars in thousands)

Unpaid principal balance(1)	$2,635,467	$861,673	$48,565	$13,018	$3,558,723
Average note rate	5.02%	6.05%	5.82%	5.14%	5.28%
Average original FICO score	715	719	717	690	716
Average original loan-to-value ratio	74.8%	75.0%	80.4%	82.3%	74.9%
Average original combined loan-to- value ratio	78.8%	78.3%	84.0%	90.8%	78.8%
Underwritten with low or stated income documentation	35.0%	60.0%	22%	10%	41%

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at December 31, 2009, by year of origination:

	2006 and
Year of Origination	Prior	2007	2008	2009	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$77,793	$193,777	$—	$—	$271,570
Average note rate	5.19%	6.07%	—	—	5.82%
Average original FICO score	708	724	—	—	719
Average original loan-to-value ratio	72.8%	72.4%	—	—	72.5%
Average original combined loan-to- value ratio	75.8%	76.9%	—	—	76.6%
Underwritten with low or stated income documentation	$41,765	$150,105	$—	$—	$191,870
Total principal balance with any accumulated negative amortization ($)	$70,039	$188,192	$—	$—	$258,231
Percentage of total ARMS with any accumulated negative amortization	3.0%	22.0%	—	—	7.0%
Amount of negative amortization (i.e., deferred interest) accumulated as interest income as of 12/31/09	$4,999	$11,220	$—	$—	$16,219

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the amounts of interest income arising from the net negative amortization portion of loans and recognized during the year ended December 31:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization accumulated as
	At Year-End(1)	interest income during period
	(Dollars in thousands)

2009	$258,231	$16,219
2008	$314,961	$14,787
2007	$98,656	$4,244

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the ARM loans outstanding at December 31, 2009, will reprice:

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)

Monthly	332	$96,817	3.0%
Semi-annually	6,588	2,319,238	70.0%
Annually	5,154	903,398	27.0%

Total	12,074	$3,319,453	100.0%

Set forth below as of December 31, 2009, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
		(Dollars in thousands)

2010	$635,890	$956,948	$984,910	$1,041,003
2011	$1,018,750	$1,093,129	$1,038,688	$1,131,904
2012	$1,136,488	$1,340,724	$1,327,327	$1,334,665
Later years(1)	$1,335,618	$1,369,998	$1,371,937	$1,386,712

(1)	Later years reflect one reset period per loan.

The ARM loans were originated with interest rates that are intended to adjust (i.e., reset or reprice) within a range of an upper limit, or “cap,” and a lower limit, or “floor.”

Generally, the higher the cap, the more likely a borrower’s monthly payment could undergo a sudden and significant increase due to an increase in the interest rate when a loan reprices. Such increases could result in the loan becoming delinquent if the borrower was not financially prepared at that time to meet the higher payment obligation. In the current lower interest rate environment, ARM loans have generally repriced downward, providing the borrower with a lower monthly payment rather than a higher one. As such, these loans would not have a material change in their likelihood of default due to repricing.

Interest Only Mortgages

Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Accept response requirements. The LTV and CLTV maximum ratios allowable were 95% and each 100%, respectively, but subordinate financing was not allowed over a 90% LTV ratio. At a 95% LTV ratio with private mortgage insurance, the FICO floor was 660, and at lower LTV levels, the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. Lower LTV and high FICO ARMs were underwritten at the start rate, while other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, and the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2009, by year of origination.

	2006 and
Year of Origination	Prior	2007	2008	2009	Total
		(Dollars in thousands)

Unpaid principal balance(1)	$1,752,052	$893,083	$21,070	$832 (2)	$2,667,037
Average note rate	5.18%	6.15%	6.26%	3.66%	5.51%
Average original FICO score	722	721	748	617	722
Average original loan-to-value ratio	74.2%	75.1%	78.9%	78.0%	74.6%
Average original combined loan-to- value ratio	79.3%	78.4%	79.4%	78.0%	79.0%
Underwritten with low or stated Income documentation	36.0%	58.0%	24.0%	—	43.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2009 comprise loans that were initially originated for sale. There are two loans in this population.

Second Mortgages

The majority of second mortgages we originated were closed in conjunction with the closing of the first mortgages originated by us. We generally required the same levels of documentation and ratios as with our first mortgages. For second mortgages closed in conjunction with a first mortgage loan that was not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40% to 45%. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower’s primary residence, we allowed a CLTV ratio of up to 100%; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90%. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at December 31, 2009, by year of origination.

	Prior to
Year of Origination	2007	2007	2008	2009	Total
		(Dollars in thousands)

Unpaid principal balance(1)	$35,536	$166,257	$16,882	$1,880	$220,555
Average note rate	7.95%	8.51%	8.08%	6.99%	8.37%
Average original FICO score	717	735	752	718	734
Average original loan-to-value ratio	21.6%	19.7%	18.9%	17.2%	20.0%
Average original combined loan-to- value ratio	89.5%	90.3%	79.0%	94.1%	89.3%

(1)	Unpaid principal balance does not include premiums or discounts.

HELOCs

The majority of home equity lines of credit (“HELOCs”) loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50%. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 to 45% and the LTV was capped at 80%. The qualifying payment varied over time and included terms such as either 0.75% of the line amount or the interest only payment due on the full line based on the current rate plus 0.5%. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100%, for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90%. FICO floors ranged from 620 to 720.

The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at December 31, 2009, by year of origination.

	2006 and
Year of Origination	Prior	2007	2008	2009	Total
		(Dollars in thousands)

Unpaid principal balance(1)	$155,266	$119,408	$23,761	$540	$298,975
Average note rate(2)	5.33%	5.56%	4.12%	6.30%	5.33%
Average original FICO score	731	739	756	N/A	739
Average original loan-to-value ratio	25.2%	24.3%	27.4%	24.2%	25.0%
Average original combined loan-to- value ratio	79.7%	82.5%	74.2%	88.7%	80.8%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

Commercial Loans

Our commercial loan portfolio is primarily comprised of seasoned commercial real estate loans that are collateralized by real estate properties intended to be income-producing in the normal course of business. During 2006 and 2007, we placed an increased emphasis on commercial real estate lending and on the expansion of our commercial lending business as a diversification from our national residential mortgage lending platform. During 2008 and 2009, as a result of continued economic and regulatory concerns, we funded commercial loans that had previously been underwritten and approved but otherwise halted new commercial lending activity.

The primary factors considered in past commercial credit approvals were the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Commercial loans were made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being enhanced by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial loans required an appraised value sufficient to satisfy our loan-to-value ratio requirements. We also generally required a minimum debt-service-coverage ratio, other than for development loans, and considered the enforceability and collectability of any relevant guarantees and the quality of the collateral.

As a result of the steep decline in originations, in early 2009, the commercial lending division completed its transformation from a production orientation into one in which the focus is on working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performing loans. Toward that end, commercial loan officers were largely replaced by experienced workout officers and relationship managers. A comprehensive review, including customized workout plans, were prepared for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio.

At December 31, 2009, our commercial real estate loan portfolio totaled $1.6 billion, or 22.3% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $12.3 million, or 0.2% of our investment loan portfolio. At December 31, 2008, our commercial real estate loan portfolio totaled $1.8 billion, or 19.6% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $24.7 million, or 0.3% of our investment loan portfolio. During 2009, we only originated $2.9 million of new commercial loans versus $206.0 million in 2008.

At December 31, 2009, our commercial real estate loans were geographically concentrated in a few states, with approximately $867.1 million (52.9%) of all commercial loans located in Michigan, $219.8 million (13.4%) located in Georgia and $161.3 million (9.8%) located in California.

The average loan balance in our commercial real estate portfolio was approximately $1.8 million, with the largest loan being $42.2 million. There are approximately 24 loans with more than $10.0 million of exposure, and those loans comprise approximately 25% of the portfolio.

In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial collateral values are updated more frequently if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio.

We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential mortgage loans. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2009, was $1.5 billion, of which $448.6 million was outstanding, as compared to, $1.1 billion granted at December 31, 2008, of which $434.1 million was outstanding.

The following table identifies our commercial loan portfolio by major category and selected criteria at December 31, 2009:

	Unpaid
	Principal	Average	Commercial Loans on
	Balance(1)	Note Rate	Non-accrual Status
	(Dollars in thousands)

Commercial real estate loans:
Fixed rate	$1,468,533	6.35%	$246,670
Adjustable rate	141,581	7.43%	127,912

Total commercial real estate	$1,610,114	6.45%	$374,582

Commercial non-real estate loans:
Fixed rate	$10,275	8.18%	$4,460
Adjustable rate	2,013	6.10%	206

Total commercial non-real estate	$12,288	7.85%	$4,666

Warehouse lines of credit
Adjustable rate	$448,567	5.45%	$—

Total warehouse lines of credit	$448,567	5.45%	$—

(1)	Unpaid principal balance does not include premiums or discounts.

Secondary Market Loan Sales and Securitizations. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated:

	For the Year Ended December 31,
	2009	2008	2007
	Principal Sold	Principal Sold	Principal Sold
	%	%	%

Agency Securitizations	95.3%	98.2%	89.7%
Whole Loan Sales	4.7%	1.8%	6.5%
Private Securitizations	0.0%	0.0%	3.8%

Total	100.0%	100.0%	100.0%

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

From late 2005 through early 2007, we also securitized most of our second lien mortgage loans through a process which we refer to as a private-label securitization, to differentiate it from an Agency securitization. In a private-label securitization, we sold mortgage loans to our wholly-owned bankruptcy remote special purpose entity, which then sold the mortgage loans to a separate, transaction-specific trust formed for this purpose in exchange for cash and certain interests in the trust and those mortgage loans. Each trust then issued and sold mortgage-backed securities to third party investors that are secured by payments on the mortgage loans. These securities were rated by two of the nationally recognized statistical rating organizations (i.e. — rating agencies.) We have no obligation to provide credit support to either the third-party investors or the trusts, although we are required to make certain servicing advances with respect to mortgage loans in the trusts. Neither the third-party investors nor the trusts generally have recourse to our assets or us, nor do they have the ability to require us to repurchase their mortgage-backed securities. We did not guarantee any mortgage-backed securities issued by the trusts. However, we did make certain customary representations and warranties concerning the mortgage loans as discussed below, and if we are found to have breached a representation or warranty, we could be required to repurchase the mortgage loan from the applicable trust. Each trust represents a “qualifying special purpose entity,” or QSPE, as defined under accounting guidance related to servicing assets and liabilities and therefore the trust was not required to be consolidated for financial reporting purposes. Effective January 1, 2010, we became subject to new accounting rules that eliminated the QSPE designation and its related de-consolidation effect. Instead, each such entity must now be analyzed as to whether it constitutes a “variable interest entity,” or VIE, and whether, depending upon such characterization, the trust must be consolidated for financial reporting purposes. Based on our analysis, we do not believe that such trusts are required to be consolidated.

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

Residual interests are designated by us as trading securities and are marked to market in current period operations. We use an internally maintained model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and discount rates. See Note 9 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

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

When we sell mortgage loans, whether through Agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans, loss indemnifications and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $66.0 million and $42.5 million at December 31, 2009 and 2008, respectively.

Loan Servicing. The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity for us. Prior to January 1, 2008, all residential MSRs were accounted for at the lower of their initial carrying value, net of accumulated amortization, or fair value. On January 1, 2008, we adopted accounting guidance within ASC Topic 820, “Fair Value Measurements and Disclosures” and elected accounting guidance within ASC Topic 860, “Transfers and Servicing.” Upon our election of the former, the carrying value of our residential MSRs increased to the fair value amount as a result of recognizing a cumulative effect adjustment of $43.7 million to beginning retained earnings. During 2009, 2008 and 2007, we serviced portfolios of mortgage loans that averaged $58.5 billion, $46.2 billion and $23.4 billion, respectively. The servicing generated gross revenue of $158.3 million, $148.5 million and $91.1 million in 2009, 2008, and 2007, respectively. This revenue stream was offset by the amortization of $2.4 million, $2.5 million and $78.3 million in previously capitalized values of MSRs in 2009, 2008, and 2007, respectively. Prior to January 1, 2008, when a loan was prepaid or refinanced, any remaining MSR for that loan would be fully amortized and therefore amortization expense in a period could exceed loan administration income. During a period of falling or low interest rates, the amount of amortization expense typically increased because of prepayments and refinancing of the underlying mortgage loans. During a period of higher or rising interest rates, payoffs and refinancing typically slowed, reducing the rate of amortization. Beginning on January 1, 2008, with the adoption of the fair value method for our residential MSRs, amortization expense is no longer recorded because the fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

As part of our business model, we periodically sell MSRs into the secondary market, in transactions separate from the sale of the underlying loans, principally for capital management, balance sheet management or interest rate risk purposes. Over the past three years, we sold $20.7 billion of loans serviced for others underlying our MSRs, including $16.6 billion in 2009 and we have committed to sell approximately $11 billion in March 2010. Prior to January 1, 2008, at the time of the sale, we recorded a gain or loss based on the selling price of the MSRs less the carrying value and transaction costs. Effective January 1, 2008, with adoption of fair value accounting for residential MSRs, we would not expect to realize significant gains or losses while we still record a gain or loss on sale, at the time of sale as the change in value is recorded as a mark to market adjustment on an on-going basis.

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

Flagstar Reinsurance Company. Flagstar Reinsurance Company (“FRC”) is our wholly-owned subsidiary that was formed during 2007 as a successor in interest to another wholly-owned subsidiary, Flagstar Credit Inc., a reinsurance company which was subsequently dissolved in 2007. FRC is a reinsurance company that provides credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year. With each pool, all of the primary risk is initially borne by one or more unaffiliated private mortgage insurance companies. A portion of the risk is then ceded to FRC by the insurance company, which remains principally liable for the entire amount of the primary risk. To effect this, the private mortgage insurance company provides loss coverage for all foreclosure losses up to the entire amount of the “insured risk” with respect to each pool of loans. The respective private mortgage insurance company then cedes a portion of that risk to FRC and pays FRC a corresponding portion of the related premium. The mortgage insurance company usually retains the portion of the insured risk ranging from 0% to 5.0% and from 10.01% to 100.0% of the insured risk. FRC’s share of the total amount of the insured risk is an intermediate tranche of credit enhancement risk which covers the 5.01% to 10.0% range, and therefore its maximum exposure at any time equals 5.0% of the insured risk of the insured pools. Pursuant to our individual agreements with the private mortgage insurance companies, we are obligated to maintain cash in a separately managed account for the benefit of these mortgage insurance companies to cover any losses experienced in the portion ceded to us. The amounts we maintain are determined periodically by these companies and reflect the difference between their estimated future unearned premiums and their overall assessment at the time of our probability of maximum loss related to our ceded portion and the related severity of such loss.

During 2009, FRC executed commutation agreements with three of the four mortgage insurance companies it had reinsurance agreements with. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thereby again assuming the entire insured risk) and receives 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less the amount in excess of the projected amount of the future liability. At December 31, 2009, FRC’s maximum exposure related to the remaining reinsurance agreement amounted to $18.0 million. Pursuant to the agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we are required to maintain in these separately managed accounts. Although FRC’s obligation is subordinated to the primary insurer, we believe that FRC’s risk of loss is limited to the amount of the managed account. At December 31, 2009, this account had a balance totaling $15.6 million, as to which the majority had already been reserved. As of December 31, 2009, $0.7 million in claims had been made against FRC on the mortgage loan credit enhancement it provided.

Paperless Office Solutions, Inc. Paperless Office Solutions, Inc. (“POS”), a wholly-owned subsidiary of ours, provides online paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators.

Other Flagstar Subsidiaries. In addition to the Bank, Douglas, FRC and POS, we have a number of wholly-owned subsidiaries that are inactive. We also own ten statutory trusts that are not consolidated with our operations. For additional information, see Notes 3 and 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Flagstar Bank. The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank is also the sole stockholder of FCMC.

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

Other Bank Subsidiaries. The Bank, in addition to FCMC, also wholly-owns several other subsidiaries, all of which were inactive at December 31, 2009.

Regulation and Supervision

Both the Company and the Bank are subject to regulation by the OTS, and the Bank is also subject to regulation by the FDIC. The Bank is a member of the FHLBI and its deposits are insured by the FDIC through the DIF. Accordingly, it is subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders and creditors. Many of these laws and regulations have undergone significant changes in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Supervisory Agreements. On January 27, 2010, we and the Bank entered into the Supervisory Agreements. We and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement the business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against us.

Bank Supervisory Agreement. Pursuant to the Bank Supervisory Agreement, the Bank agreed to take certain actions to address certain banking issues identified by the OTS. The Bank Supervisory Agreement requires the Bank to, among other things, prepare a new business plan which the Bank has done. This business plan has been reviewed by the OTS without objection. The business plan addresses other actions required by the Bank Supervisory Agreement, including a plan to reduce the level of certain classified assets, the adoption of revised loan administration policies and procedures, implementation of a liquidity risk management program, the furtherance of asset concentration limits, attention to certain market risk exposure and mortgage servicing rights issues, and the establishment of a new written consumer compliance program. In addition, the business plan provides targets for asset size. Under the Bank Supervisory Agreement, the Bank must receive OTS approval of dividends or other capital distributions, not make certain severance or indemnification payments, notify the OTS of changes in directors or senior executive officers, provide notice of new, renewed, extended or revised contractual arrangements relating to compensation or benefits for any senior executive officer or directors, receive consent to increase salaries, bonuses or director’s fees for directors or senior executive officers, and receive OTS non-objection of certain third party arrangements.

Bancorp Supervisory Agreement. Pursuant to the Bancorp Supervisory Agreement, Bancorp is required to, among other things, submit a capital plan to the OTS, receive OTS non-objection of paying dividends, other capital distributions or purchases, repurchases or redemptions of certain securities, of incurrence, issuance, renewal, rolling over or increase of any debt and of certain affiliate transactions, and comply with similar restrictions on the payment of severance and indemnification payments, prior OTS approval of directorate and management changes and prior OTS approval of employment contracts and compensation arrangements applicable to the Bank.

Holding Company Status and Acquisitions. We are a savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. Neither we nor MP Thrift may acquire control of another savings association unless the OTS approves such transaction and we may not be acquired by a company other than a bank holding company unless the OTS approves such transaction, or by an individual unless the OTS does not object after receiving notice. We may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, we may not acquire more than 5% of the voting stock of any savings institution. In addition, the Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to that date, we may engage in non-financial activities and acquire non-financial subsidiaries.

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

Standards for Safety and Soundness. Federal law requires each U.S. banking agency to prescribe certain standards for all insured depository institutions. The U.S. banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate U.S. banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet the standard, the appropriate U.S. banking agency may require the institution to submit a compliance plan.

Capital Adequacy. The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. There is no such requirement that applies to us, although we are required to provide a capital plan to the OTS pursuant to the Bancorp Supervisory Agreement. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Effective January 27, 2010, the Bank received $300.0 million in capital from us following the simultaneous investment in us the same day by MP Thrift pursuant to the rights offering. On February 8, 2010, the Bank received $0.6 million in additional capital from us following the closing of the rights offering. At December 31, 2009, the Bank had regulatory capital ratios of 6.19% for Tier 1 capital and 11.68% for total risk-based capital. Had the Bank received the $300.6 million at December 31, 2009, the Bank’s regulatory capital ratios would have been 8.16% for Tier 1 capital and 15.28% for total risk-based capital. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0% or more, its leverage ratio (also referred to as its core capital ratio) is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately-capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0%. Any institution that is neither well capitalized nor adequately-capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.0% or less will be considered critically undercapitalized.

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

For those other U.S. banks, the U.S. banking agencies had issued advance rulemaking notices through December 2006 that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, were intended to avoid future competitive inequalities between Basel I and Basel II organizations. However, the U.S. banking agencies withdrew the proposed Basel 1A capital framework in late 2007. In July 2008, the agencies issued the proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. While comments on the proposed rule were due to the agencies by October 27, 2008, a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

On September 3, 2009, Treasury issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. banking agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affect all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms and suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms effective December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrent with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

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

Payment of Dividends. We are a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, we discontinued the payment of dividends on our common stock. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of the Treasury pursuant to the terms of the TARP Capital Purchase Program and from making dividend payments on our stock except pursuant to the prior non-objection of the OTS as set forth in the Bancorp Supervisory Agreement. Our principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank were not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OTS at least 30 days before it may make a dividend payment or other capital distribution to us.

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

Homeowner Affordability and Stability Plan. On February 18, 2009, the Homeowner Affordability and Stability Plan (“HASP”) was announced by the U.S. President. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages by providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, implementing a $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes, and supporting low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac. We continue to monitor these developments and assess their potential impact on our business and the Bank.

FDIC Assessment. The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the United States government through the DIF. Under FDIC guidelines issued in November 2006, the Bank’s premiums increased to increase the capitalization of the DIF. For 2009, the assessment was approximately $36.6 million, before any credits, as compared to $7.9 million in 2008. The increase for 2009 reflects, in part, a special five basis point assessment during the third quarter 2009, generally based on an institution’s total deposits outstanding at June 30, 2009, to compensate for an unexpected and significant decline in the DIF.

FDIC Temporary Liquidity Guarantee Program. The FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) was created in 2008 to provide banks with the opportunity to participate in a debt guarantee program or a transaction account guarantee program. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts at a participating bank are insured in full by the FDIC until June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment) regardless of the standard maximum deposit insurance amount. The Bank elected to participate only in the transaction account guarantee program.

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

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). These reserves must generally be maintained in cash or in non-interest-bearing accounts, and therefore an effect of the reserve requirement is to increase the Bank’s cost of funds.

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

Consumer Protection Laws and Regulations. Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

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

The Gramm-Leach-Bliley Act includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to nonaffiliated third parties. Pursuant to those rules, financial institutions must provide:

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

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions. Regulation X which implements RESPA has been completely amended to simplify and improve the disclosure requirements for mortgage settlement costs and to make the mortgage process easier to understand for consumers and to encourage consumers to compare mortgage loans from various lenders before making a decision on a particular loan. Most of the required disclosures have been revised, and new disclosures, procedures and restrictions have been added.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary federal regulatory agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial noncompliance. In 2009, the Bank received a “satisfactory” CRA rating from the OTS.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the Treasury Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulatory Reform. In June 2009, President Obama proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of these proposals that may affect us include, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the Office of the Comptroller of the Currency and the OTS into a National Bank Supervisor with a unified federal bank charter; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (iv) to further limit the ability of financial institutions to engage transactions with affiliates; and (v) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the Treasury and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. We cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which we may be affected thereby.

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

Federal Home Loan Bank System. The primary purpose of the Federal Home Loan Banks (the “FHLBs”) is to provide loans to their respective members in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLBs system consists of 12 regional FHLBs, each being federally chartered but privately owned by its respective member institutions. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The Bank is currently a member of the FHLB of Indianapolis.

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

From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings institutions, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees and other loan terms and by offering efficient and rapid service.

Additional information

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000. Our stock is traded on the NYSE under the symbol “FBC.”

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

Market, Interest Rate and Liquidity Risk

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

The financial services industry has recently been materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant and prolonged period of negative economic conditions. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. The U.S. economy has continued to be adversely affected by these events as shown by increased unemployment across most industries, increased delinquencies and defaults on loans. There is also evidence of “strategic defaults” on loans, which are characterized by borrowers that appear to have the financial means to satisfy the required mortgage payments as they come due but choose not to do so because the value of the assets securing their debts (such as the value of a house securing a residential mortgage) may have declined below the amount of the debt itself. Further, there are several states, such as California, in which many residential mortgages are effectively non-recourse in nature or in which statutes or regulations cause collection efforts to be unduly difficult or expensive to pursue. There are also a multitude of commercial real estate loans throughout the United States that mature in 2010 and 2011, and declines in commercial real estate values nationwide could prevent refinancing of the debt and thereby result in an increase in delinquencies, foreclosures and nonperforming loans, as well as further reductions in asset values. The decline in asset values to date has resulted in considerable losses to secured lenders, such as the Bank, that historically have been able to rely on the underlying collateral value of their loans to be minimize or eliminate losses. There can be no assurance that property values will stabilize or improve and if they continue to decline, there can be no assurance that the Bank will not continue to incur significant credit losses.

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

In response to market conditions, governments, regulators and central banks in the United States and worldwide took numerous steps to increase liquidity and to restore investor confidence but asset values have continued to decline and access to liquidity, remains very limited.

Overall, during fiscal 2009 and for the foreseeable future, the business environment has been extremely adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

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

We may be required to raise capital at terms that are materially adverse to our stockholders.

We suffered losses in excess of $513.0 million and $275.0 million during 2009 and 2008, respectively, and as a result, our stockholders’ equity and regulatory capital declined. During 2008, 2009 and early 2010, we raised capital at terms that were significantly dilutive to our stockholders. There can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain our regulatory capital ratios at the highest, or “well capitalized,” level. Such capital raising could be at terms that are dilutive to existing stockholders and there can be no assurance that any capital raising we undertake would be successful given the current level of disruption in financial markets.

If we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected.

Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates. In particular, our portfolio of mortgage servicing rights and our mortgage banking pipeline are highly sensitive to movements in interest rates.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received from our mortgage banking operations. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Also, our volume of mortgage originations will also depend on the mortgage qualification standards imposed by the Agencies such that if their standards are tightened, our origination volume could be reduced. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rates on our net interest margin and revenues related to mortgage origination volume. However, we cannot give any assurance that a sudden or significant change in prevailing interest rates will not have a material adverse effect on our operating results.

There exists a natural counterbalance of our loan production and servicing operations. Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates which is directly related to the value of our servicing operations. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. We have also benefited from periods of wide spreads between short and long term interest rates. During much of 2009, the interest rate environment was quite favorable for mortgage loan originations and sales, in large part due to government intervention through the purchase of mortgage-backed securities that facilitated a low-rate interest rate environment for the residential mortgage market. In addition, there were wide spreads between short and long term interest rates for much of 2009, resulting in higher profit margins on loan sales than in prior periods. There can be no assurance that these conditions will continue and a change in these conditions could have a material adverse effect on our operating results.

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

A significant amount of our depositors are believed to be rate sensitive. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing interest rate environment we will be able to retain all funds in these accounts.

If we do not meet the NYSE continued listing requirements, our common stock may be delisted.

On September 15, 2009, we were notified by the NYSE that we did not satisfy one of the NYSE’s standards for continued listing applicable to our common stock. The NYSE noted specifically that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period. The NYSE’s price criteria standard requires that any listed security trade at a minimum average closing share price of $1.00 during any consecutive 30-trading-day period. Under the NYSE’s rules, in order to cure the deficiency for this continued listing standard, our common stock share price and the average share price over a consecutive 30-trading-day period both must exceed $1.00 within six months following receipt of the non-compliance notice. The delisting of our common stock may significantly affect the ability of investors to trade our shares and negatively affect the value and liquidity of our common stock. The delisting may have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest in our common stock and our ability to execute on our business plan. However, we have responded to the NYSE with notice of our intent to cure the current deficiency, in which we noted that we will consider a reverse stock split promptly following our next annual meeting of stockholders that will enable us to be in compliance with the price requirement. During the cure period and subject to compliance with NYSE’s other continued listing standards, we believe that our common stock will continue to be listed on the NYSE.

Current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights.

The housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state government, as well as the U.S. government sponsored enterprises, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the U.S. government sponsored enterprises, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise change the costs associated with servicing loans for others, which may result in lower margins or an impairment in the expected value of our mortgage servicing rights.

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves.

Approximately 85.7% of our loans held for investment portfolio as of December 31, 2009, was comprised of loans collateralized by real estate in which we were in the first lien position. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

As with most lending institutions, we maintain an allowance for loan losses to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects our estimate of the probable and inherent losses in our portfolio of loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Moreover, our regulators may require revisions to our allowance for loan losses, which may have an adverse effect on our earnings and financial condition.

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

At December 31, 2009, $0.6 billion of our securities were classified as available-for-sale. The estimated fair value of our available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. We generally view changes in fair value caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

We have, in the past, recorded other than temporary impairment (“OTTI”) charges. We continue to monitor our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

The capital that we are required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on our risk-based regulatory capital.

Certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

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

Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon our results of operations, including but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the consolidated statement of financial condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer ratings or a decline in our financial reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital.

Our ability to make mortgage loans and to fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the FHLBI or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain of these funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings. There is no guarantee that we will able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

Regulatory Risk

Our business is highly regulated and subject to change.

The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the insurance fund and for our depositors and borrowers, and are not intended to protect the interests of investors in our common stock. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, it is likely that there will be significant changes to the banking and financial institutions regulatory regime in light of the recent performance of and government intervention in the financial services industry, and it is not possible to predict the impact of such changes on our results of operations. Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies, are continuing to become subject to heightened regulatory practices, requirements or expectations, and/or the implementation of new government programs and plans could affect us in substantial and unpredictable ways. Among other things, such changes, as well as the implementation of such changes, could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of nonbanks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See further information in Item 1. Business — Regulation and Supervision.

We are subject to the restrictions and conditions of supervisory agreements with the OTS. Failure to comply with the supervisory agreements could result in further enforcement action against us.

The Bank and we entered into Supervisory Agreements with the OTS on January 27, 2010, which require that the Bank and we separately take the actions set forth in Item 1. Business — Regulation and Supervision — Supervisory Agreements. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, if we fail to comply with the Supervisory Agreements, the OTS could initiate further enforcement action, including the imposition of further operating restrictions and result in additional enforcement actions against us. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

Beginning in late 2008 and continuing in 2009, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The FDIC assessment is also based on risk categories, with the assessment rate increasing as the risk the financial institution poses to the DIF increases. Any increases resulting from our movement within the risk categories could increase our deposit insurance costs and negatively impacted our earnings. In addition, the FDIC may impose additional emergency special assessments which will adversely affect our earnings.

We are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on the USA PATRIOT Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to revise policies and procedures and to install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

Future dividend payments and common stock repurchases may be restricted.

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

In addition, our ability to make dividend payments is subject to statutory restrictions and to the limitations set forth in the Supervisory Agreements. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend.

Operational Risk

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. Our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our consolidated statement of financial condition, and derivatives counterparties. Counterparty risk can also adversely affect our ability to sell mortgage servicing rights in the future. The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced ratings downgrades and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse affect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.

We use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation.

A portion of our assets are carried on our consolidated statement of financial condition at fair value, including our MSRs, certain mortgage loans held for sale, trading assets, available-for-sale securities, and derivatives. Generally, for assets that are reported at fair value, we use quoted market prices or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines in the dollar amount of assets we report on our consolidated statement of financial condition.

Our HELOC funding reimbursements have been negatively impacted by loan losses.

Two of our securitizations involving HELOCs have experienced more losses than originally expected. As a result, the note insurer relating thereto determined that the status of such securitizations should be changed to “rapid amortization.” Accordingly, we are no longer being reimbursed by the issuers of those securitizations for draws that we are required to fund under the HELOC loan documentation until after the issuer expenses and noteholders are paid in full (of which an aggregate $43.1 million is outstanding as of December 31, 2009) and the note insurer is reimbursed for any amounts owed. Consequently, this status change may result in us not receiving reimbursement for all funds that we have advanced to date or that we may be required to advance in the future. As of December 31, 2009, we had advanced a total of $78.4 million of funds under these arrangements, which we refer to as “transferors’ interests.” Our potential future funding obligations are dependent upon a number of factors specified in our HELOC loan agreements, which obligations as of December 31, 2009 are $37.0 million after excluding unfunded commitment amounts that have been frozen or suspended by us pursuant to the terms of such loan agreements. We continually monitor the credit quality of the borrower to ensure that they meet their original obligations under their HELOCs, including with respect to the collateral value. During the fourth quarter 2009, we determined that the transferor’s interests had deteriorated to the extent that, under accounting guidance ASC Topic 450, Contingencies, a liability was required to be recorded. During the period, we recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $7.3 million remained at December 31, 2009. There can be no assurance that we will not suffer additional losses on the transferors’ interests or that additional liabilities will not be recorded.

Our secondary market reserve for losses could be insufficient.

We currently maintain a secondary market reserve, which is a liability on our consolidated statement of financial condition, to reflect our best estimate of expected losses that we have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce our net gain on loan sales, with adjustments to our previous estimates recorded as an increase or decrease to our other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, and present economic conditions, among other things. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our consolidated statements of financial condition and results of operations.

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

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the Agencies and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government-sponsored enterprises could, in turn, adversely effect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the Agencies and other institutional and non-institutional investors. Our ability to remain eligible may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Authority (“FHA”) and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased delinquent loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools.

Any significant impairment of our eligibility with any of the Agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

Our holding company is dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including payment of interest on debentures issued as part of capital raising activities using trust preferred securities and payment of dividends on the preferred stock we issued to the Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the board of directors of the Bank and to applicable regulatory limitations, including prior approval of the OTS under its Supervisory Agreement with the OTS. If the earnings of our subsidiaries are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to service our debt or our preferred stock obligations. Furthermore, the OTS has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the holding companies they supervise, including us. See Item 1. Business — Regulation and Supervision — Payment of Dividends.

We may be exposed to other operational and reputational risks.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, customers or outsiders, unauthorized transactions by employees or operational errors. Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security, corporate governance, and may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. This negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.

Our dependence upon automated systems to record and process our transaction volume poses the risk that technical system flaws, poor implementation of systems or employee errors or tampering or manipulation of those systems could result in losses and may be difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are beyond our control (for example, computer viruses, electrical or telecommunications outages). We are further exposed to the risk that our third party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors as we are). These disruptions may interfere with service to our customers and result in a financial loss or liability.

General Risk Factors

We have many new members of our executive team.

A significant number of our executive officers, including our Chairman and Chief Executive Officer, have been employed by us for a relatively short period of time. In addition, several of our non-employee directors have been appointed to the board of directors since the beginning of 2009. Since joining us, the newly constituted management team has devoted substantial efforts to significantly change our business strategy and operational activities. There is no assurance that these efforts will prove successful or that the management team will be able to successfully execute upon the revised business strategy and operational activities.

The potential loss of key members of senior management or the inability to attract and retain qualified relationship managers in the future could affect our ability to operate effectively.

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine and reshape our business model, we will need to continue to attract and retain additional senior management and to recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. In addition, as a TARP recipient, the ARRA limits the amount of incentive compensation that can be paid to certain executives. The effect could be to limit our ability to attract and retain senior management in the future. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, and, in particular, the loss for any reason, including death or disability of our Chairman and Chief Executive Officer or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our consolidated results of operations, financial condition and prospects.

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

Market acceptance of Internet banking depends substantially on widespread adoption of the Internet for general commercial and financial services transactions. If another provider of commercial services through the Internet were to suffer damage from physical break-in, security breach or other disruptive problems caused by the Internet or other users, the growth and public acceptance of the Internet for commercial transactions could suffer. This type of event could deter our potential customers or cause customers to leave us and thereby materially and adversely effect our business, financial condition and results of operations.

Our loans are geographically concentrated in only a few states.

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 68.7% of our mortgage loans held for investment balance at December 31, 2009. In addition, 52.9% of our commercial real estate loans are in Michigan. Continued adverse economic conditions in these few markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and an increase in credit risk.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event in the future could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our common stock is currently listed on the NYSE. The NYSE generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to the NYSE, if another company owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because MP Thrift beneficially owns more than 50% of our outstanding voting stock. A majority of the directors on the compensation and nominating committees are affiliated with MP Thrift. While a majority of our directors are currently independent, MP Thrift has the right, if exercised, to designate a majority of the directors on the board of directors. Our stockholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the NYSE.

Our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.

MP Thrift beneficially owns a substantial majority of our outstanding common stock and as a result, has control over our decisions to enter into any corporate transaction and also the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transactions are in their own best interests. So long as MP Thrift continues to hold a majority of our outstanding common stock, it will have the ability to control the vote in any election of directors and other matters being voted on, and continue to exert significant influence over us.

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

At December 31, 2009, we operated through our headquarters in Troy, Michigan, a regional office in Jackson, Michigan, and a regional office in Atlanta, Georgia, 165 banking centers in Michigan, Indiana and Georgia and 23 home lending centers in 14 states. We also maintain 8 wholesale lending offices. Our banking centers consist of 105 free-standing office buildings, 30 in-store banking centers and 30 centers in buildings in which there are other tenants, typically strip malls and similar retail centers. We closed three banking centers in January 2010, all of which were in-store banking centers, two in Indiana and one in Michigan.

We own the buildings and land for 91 of our offices, own the building but lease the land for one office, and lease the remaining 104 offices. The offices that we lease have lease expiration dates ranging from 2010 to 2019.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2009, there were no legal proceedings that we anticipate will have a material adverse effect on us. See Note 24 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. On September 15, 2009, we received notice from the NYSE that we were in non-compliance with one of the NYSE’s continued listing requirements, as the average closing price of our common stock had traded below $1.00 per share over a consecutive 30 day period. The notice also provided that we have six months from the day of the notice to cure the deficiency by trading over $1.00 per share for a consecutive 30 day trading period, and will remain on the exchange during the six month period. In accordance with NYSE rules, we have responded to the NYSE with notice of our intent to cure the current deficiency, in which we noted that we will consider a reverse stock split promptly following our next annual meeting of stockholders that will enable us to be in compliance with the price requirement. During the cure period and subject to compliance with NYSE’s other continued listing standards, we believe that our common stock will continue to be listed on the NYSE. At December 31, 2009, there were 468,770,671 shares of our common stock outstanding held by approximately 16,848 stockholders of record.

Dividends

The following table shows the high and low closing prices for our common stock during each calendar quarter during 2009 and 2008, and the cash dividends per common share declared during each such calendar quarter. We have not paid dividends on our common stock since the fourth quarter of 2007. The amount of and nature of any dividends declared on our common stock in the future will be determined by our board of directors in their sole discretion. Our board of directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows signs of improvement. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program and are subject to further restrictions under the Bancorp Supervisory Agreement.

			Dividends
	Highest	Lowest	Declared
	Closing	Closing	in the
Quarter Ending	Price	Price	Period

December 31, 2009	$1.21	$0.57	$—
September 30, 2009	$1.16	$0.60	$—
June 30, 2009	$1.92	$0.68	$—
March 31, 2009	$1.09	$0.53	$—
December 31, 2008	$3.42	$0.50	$—
September 30, 2008	$4.90	$2.79	$—
June 30, 2008	$7.53	$2.78	$—
March 31, 2008	$8.97	$5.40	$—

For information regarding restrictions on our payment of dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2009.

Number of
Securities to Be
	Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity Compensation Plans approved by security holders(1)	964,316	$14.13	75,175,985

(1)	Consists of our 2006 Equity Incentive Plan, which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Equity Incentive Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Equity Incentive Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Equity Incentive Plan.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during our fiscal year ended December 31, 2009 that have not previously been reported.

Issuer Purchases of Equity Securities

There were no shares of our common stock that we purchased in the fourth quarter of 2009.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2004 THROUGH DECEMBER 31, 2009

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Nasdaq Financial	100	102	117	98	58	74
Nasdaq Bank	100	98	112	87	66	54
S&P Small Cap 600	100	108	124	122	83	103
Russell 2000	100	105	124	121	79	98
Flagstar Bancorp	100	67	72	34	3	3

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated
Statements of Operations:
Interest income	$689,338	$777,997	$905,509	$800,866	$708,663
Interest expense	477,798	555,472	695,631	585,919	462,393

Net interest income	211,540	222,525	209,878	214,947	246,270
Provision for loan losses	(504,370)	(343,963)	(88,297)	(25,450)	(18,876)

Net interest (loss) income after provision for loan losses	(292,830)	(121,438)	121,581	189,497	227,394
Non-interest income	523,286	130,123	117,115	202,161	159,448
Non-interest expense	672,126	432,052	297,510	275,637	262,887

(Loss) earnings before federal income tax provision	(441,670)	(423,367)	(58,814)	116,021	123,955
Provision (benefit) for federal income taxes	55,008	(147,960)	(19,589)	40,819	44,090

Net (loss) earnings	(496,678)	(275,407)	(39,225)	75,202	79,865
Preferred stock dividends/accretion	(17,124)	—	—	—	—

Net (loss) earnings attributable to common stock	$(513,802)	$(275,407)	$(39,225)	$75,202	$79,865

(Loss) earnings per share
Basic	$(1.62)	$(3.82)	$(0.64)	$1.18	$1.29

Diluted	$(1.62)	$(3.82)	$(0.64)	$1.17	$1.25

Dividends per common share	$—	$—	$0.35	$0.60	$0.90

Dividend payout ratio	—	—	N/M	51%	70%

Note:  N/M — not meaningful.

	At or for the Years Ended December 31,
	2009	2008		2007	2006	2005

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated Statements of Financial Condition:
Total assets	$14,013,331	$14,203,657		$15,791,095	$15,497,205	$15,075,430
Mortgage-backed securities held to maturity	—	—		1,255,431	1,565,420	1,414,986
Loans receivable, net	9,684,412	10,566,801		11,645,707	12,128,480	12,349,865
Mortgage servicing rights	652,374	520,763		413,986	173,288	315,678
Total deposits	8,778,469	7,841,005		8,236,744	7,623,488	8,521,756
FHLBI advances	3,900,000	5,200,000		6,301,000	5,407,000	4,225,000
Security repurchase agreements	108,000	108,000		108,000	990,806	1,060,097
Long-term debt	300,182	248,660		248,685	207,472	207,497
Stockholders’ equity (1)	596,724	472,293		692,978	812,234	771,883
Other Financial and Statistical Data
Tangible capital ratio	6.19%	4.95%		5.78%	6.37%	6.26%
Core capital ratio	6.19%	4.95	% (2)	5.78%	6.37%	6.26%
Total risk-based capital ratio	11.68%	9.10	% (2)	10.66%	11.55%	11.09%
Equity-to-assets ratio (at the end of the period)	4.26%	3.33%		4.39%	5.24%	5.12%
Equity-to-assets ratio (average for the period)	5.15%	4.86%		4.71%	5.22%	5.07%
Book value per share	$0.70	$5.65		$11.50	$12.77	$12.21
Shares outstanding	468,771	83,627		60,271	63,605	63,208
Average shares outstanding	317,656	72,153		61,152	63,504	62,128
Mortgage loans originated or purchased	$32,330,658	$27,990,118		$25,711,438	$18,966,354	$28,244,561
Other loans originated or purchased	44,443	316,471		981,762	1,241,588	1,706,246
Loans sold and securitized	32,326,643	27,787,884		24,255,114	16,370,925	23,451,430
Mortgage loans serviced for others	56,521,902	55,870,207		32,487,337	15,032,504	29,648,088
Capitalized value of mortgage servicing rights	1.15%	0.93%		1.27%	1.15%	1.06%
Interest rate spread — consolidated	1.54%	1.71%		1.33%	1.42%	1.74%
Net interest margin — consolidated	1.55%	1.67%		1.40%	1.54%	1.82%
Interest rate spread — bank only	1.58%	1.76%		1.39%	1.41%	1.68%
Net interest margin — bank only	1.65%	1.78%		1.50%	1.63%	1.88%
Return on average assets	(3.24)%	(1.83)%		(0.24)%	0.49%	0.54%
Return on average equity	(62.87)%	(37.66)%		(5.14)%	9.42%	10.66%
Efficiency ratio	91.5%	122.5%		91.0%	66.1%	64.8%
Net charge off ratio	4.20%	0.79%		0.38%	0.20%	0.16%
Ratio of allowance to investment loans	6.79%	4.14%		1.28%	0.51%	0.37%
Ratio of non-performing assets to total assets	9.24%	5.97%		1.91%	1.03%	0.98%
Ratio of allowance to non-performing loans	48.9%	52.1%		52.8%	80.2%	60.7%
Number of banking centers	165	175		164	151	137
Number of home loan centers	23	104		143	76	101

(1)	Includes preferred stock totaling $243,781 for 2009, not other year includes preferred stock.

(2)	On January 30, 2009, we raised additional capital amounting to $523 million through a private placement and the TARP. As a result of the capital received, the OTS provided the Bank with written notification that the Bank’s capital category at December 31, 2008, remained “well capitalized.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Operations of the Bank are categorized into two business segments: banking and home lending. Each segment operates under the same banking charter, but is reported on a segmented basis for financial reporting purposes. For certain financial information concerning the results of operations of our banking and home lending operations, see Note 30 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

Banking Operation.  We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held for investment portfolio in order to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2009, we operated a network of 165 banking centers and provided banking services to approximately 145,625 households. During 2009, we opened four banking centers and closed 14 banking centers. During January 2010, we closed three in-store banking centers, two in Indiana and one in Michigan.

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

BANKING OPERATION

	At or for the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Net interest income	$127,117	$160,589	$99,984
Net loss on sale revenue	8,556	(57,352)	—
Other income	37,416	43,383	27,868
Loss before federal taxes	(644,861)	(353,740)	(74,247)
Identifiable assets	$12,791,708	$13,282,215	$15,014,734

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Net interest income	$84,423	$61,936	$109,894
Net gain on sale revenue	503,226	137,674	64,928
Other income	(25,912)	6,418	24,319
Earnings (loss) before federal taxes	561,737	(69,627)	15,433
Identifiable assets	$4,071,623	$3,101,443	$4,188,002

Summary of Operations

Our net loss for 2009 of $513.8 million (loss of $1.62 per diluted share) represents an increase from the loss of $275.4 million (loss of $3.82 per diluted share) we incurred in 2008. The net loss during 2009 was affected by the following factors:

•	A $160.4 million (46.6%) increase in the provision for loan losses due to an increase in delinquency rates and non-performing loans;

•	A $201.0 million valuation allowance on our deferred tax asset;

•	Write down of the value of our residential MSRs and hedging losses;

•	Higher impairment losses on residual interests, the transferors interests on our securitized HELOCs and other than temporary impairment (OTTI) on securities available for sale;

•	Higher asset resolution expenses which include higher foreclosure and disposition costs for nonperforming loans and real estate owned or sold;

•	Higher losses related to our captive reinsurance operations;

•	Higher gain on loan sales due to increased volume, a more favorable interest rate environment and an increase in overall gain on sale spread; and

•	Lower interest income due to an increasing amount of non-accrual loans.

See “Results of Operations” below.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on information available to management as of the date of the consolidated financial statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by us are presented in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. Management currently views its fair value measurements, which include the valuation of available for sale and trading securities, the valuation of first mortgage loans available for sale, the valuation of MSRs, the valuation of residuals, the valuation of derivative instruments, valuation of deferred tax assets, the determination of the allowance for loan losses and the determination of the secondary market reserve to be our critical accounting policies.

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

Securities classified as available for sale include both Agency mortgage-backed securities and non-agency collateralized mortgage obligations. Where available, we value these securities based on quoted prices from active markets. If quoted market prices are unavailable, we use pricing models or quoted market prices from similar assets. We also maintain mutual funds that are restricted as to their use in our reinsurance subsidiaries and are classified as other investments-restricted and are traded in active, open markets.

Valuation of Mortgage Servicing Rights. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to decrease and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. See “Mortgage Servicing Rights” below for further information. On an ongoing basis, we compare our fair value estimates to observable market data where available. On a periodic basis, the value of our MSR portfolio is reviewed by an outside valuation expert. Through December 31, 2007, MSRs were recorded at the lower of carrying cost or fair market value. As of January 1, 2008, the majority of our MSRs were converted to the fair value approach.

From time to time, we sell some of these MSRs to unaffiliated purchasers in transactions that are separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and associated transaction costs.

Valuation of Residuals. Residuals are created upon the issuance of private-label securitizations. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the investors, less contractually specified servicing and trustee fees and adjusting for the effect of estimated prepayments and credit losses.

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

All residuals are designated as trading. All changes in the fair value of trading securities are recorded in operations when they occur. We use an internally developed model to value the residuals. The model takes into consideration the cash flow structure specific to each transaction (such as over-collateralization requirements and trigger events). The key valuation assumptions include credit losses, prepayment rates and, to a lesser degree, discount rates.

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

Valuation of Deferred Tax Assets. We regularly review the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative evidence that could affect the realization of the deferred tax assets. During 2009, we established a valuation allowance to reflect the reduced likelihood that we would realize the benefits of our deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years. Our evaluation is based on current tax laws as well as management’s expectations of future performance. Furthermore, on January 30, 2009,we incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $15.2 million on the amount of our net operating loss carryforward that may be used.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held for investment portfolio but which have not yet been realized as of the date of our consolidated statement of financial condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods. See “Allowance for Loan Losses” below for further information.

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

Like our other critical accounting policies, our secondary market reserve is highly dependent on subjective and complex judgments and assumptions. We continue to enhance our estimation process and adjust our assumptions. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, improvements to technology in the underwriting process, expectation of credit loss on repurchased loans, expectation of loss from indemnification made to loan purchasers, the expectation of the mix between repurchased loans and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors are beyond our control and may lead to judgments that are susceptible to change.

Results of Operations

Net Interest Income

2009. During 2009, we recognized $211.5 million in net interest income, which represented a decrease of 4.9% compared to the $222.5 million reported in 2008. Net interest income represented 28.8% of our total revenue in 2009 as compared to 63.1% in 2008. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the year ended December 31, 2009, we had an average balance of $13.6 billion of interest-earning assets, of which $11.2 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2009 was $689.3 million, a decrease of 11.4% from the $778.0 million recorded 2008. Offsetting the decrease in interest income was a decrease in our cost of funds. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. See “Item 1 — Business — Operating Segments — Home Lending Operation — Underwriting.” The amount of net negative amortization included in our interest income during years ended December 31, 2009 and 2008 was $16.2 million and $14.8 million, respectively. The average cost of interest-bearing liabilities decreased 60 basis points (0.60%), from 4.13% during 2008 to 3.53% in 2009, while the average yield on interest-earning assets decreased 77 basis points (0.77%), from 5.84% during 2008 to 5.07% in 2009. As a result, our interest rate spread during 2009 was 1.54% at year-end. The compression of our interest rate spread during the year, together with an increase in nonperforming loans of $0.4 billion, from $0.7 billion in 2008 as compared to $1.1 billion in 2009 negatively impacted our consolidated net interest margin, resulting in a decrease for 2009 to 1.55% from 1.67% for 2008. The Bank recorded a net interest margin of 1.65% in 2009, as compared to 1.78% in 2008.

2008. During 2008, we recognized $222.5 million in net interest income, which represented an increase of 6.0% compared to the $209.9 million reported in 2007. Net interest income represented 63.1% of our total revenue in 2008 as compared to 64.2% in 2007. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the year ended December 31, 2008, we had an average balance of $13.3 billion of interest-earning assets, of which $11.5 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for 2008 was $778.0 million, a decrease of 14.1% from the $905.5 million recorded 2007. Offsetting the decrease in interest income was a decrease in our cost of funds. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. See “Item 1 — Business — Operating Segments — Home Lending Operation — Underwriting.” The amount of net negative amortization included in our interest income during years ended December 31, 2008 and 2007 was $14.8 million and $4.2 million, respectively. The average cost of interest-bearing liabilities decreased 59 basis points (0.59%), from 4.72% during 2007 to 4.13% in 2008, while the average yield on interest-earning assets decreased only 21 basis points (0.21%), from 6.05% during 2007 to 5.84% in 2008. As a result, our interest rate spread during 2008 was 1.71% at year-end. The widening of our interest rate spread during the year, offset by an increase in nonperforming loans caused our consolidated net interest margin for 2008 to increase to 1.67% from 1.40% during 2007. The Bank recorded an interest rate margin of 1.78% in 2008, as compared to 1.50% in 2007.

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets was reduced by $5.9 million, $12.1 million and $23.8 million of amortization of net premiums and net deferred loan origination costs in 2009, 2008 and 2007, respectively. Non-accruing loans were included in the average loans outstanding. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. See “Item 1 -Business — Operating Segments — Home Lending Operation — Underwriting.” The amount of net negative amortization included in our interest income during 2009, 2008 and 2007 were $16.2 million, $14.8 million and $4.2 million, respectively.

	For the Years Ended December 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Interest-Earning Assets:
Loans available for sale	$2,743,218	$142,229	5.18%	$3,069,940	$169,898	5.53%	$4,824,010	$283,163	5.87%
Loans held for investment	8,488,654	437,210	5.14%	8,428,307	510,953	6.06%	7,602,499	486,322	6.40%
Mortgage-backed securities held to maturity	—	—	—	299,580	15,576	5.20%	1,237,989	59,960	4.84%
Securities classified as available for sale or trading	2,048,748	107,486	5.25%	1,228,566	72,114	5.87%	958,162	56,578	5.90%
Interest-bearing deposits	267,281	2,383	0.89%	260,126	7,654	2.94%	256,232	12,949	5.05%
Other	36,115	30	0.08%	29,871	1,802	6.03%	85,150	6,537	7.68%

Total interest-earning assets	13,584,016	$689,338	5.07%	13,316,390	$777,997	5.84%	14,964,042	$905,509	6.05%
Other assets	2,283,895			1,716,542			1,226,178

Total assets	$15,867,911			$15,032,932			$16,190,220

Interest-Bearing Liabilities:
Deposits	$8,120,159	$241,507	2.97%	$7,181,394	$282,710	3.94%	$7,716,896	$357,430	4.63%
FHLBI advances	5,039,779	218,231	4.33%	5,751,967	248,354	4.32%	5,847,888	271,443	4.64%
Federal Reserve borrowings	—	—	—	91,872	1,587	1.73%	—	—	—
Security repurchase agreements	108,000	4,676	4.33%	165,550	6,719	4.06%	954,772	51,458	5.39%
Other	274,774	13,384	4.87%	248,877	16,102	6.47%	225,827	15,300	6.78%

Total interest-bearing liabilities	13,542,712	$477,798	3.53%	13,439,660	$555,472	4.13%	14,745,383	$695,631	4.72%
Other liabilities	1,507,951			862,041			681,879
Stockholders’ equity	817,248			731,231			762,958

Total liabilities and
stockholders equity	$15,867,911			$15,032,932			$16,190,220

Net interest-earning assets	$41,304			$(123,270)			$218,659

Net interest income		$211,540			$222,525			$209,878

Interest rate spread(1)			1.54%			1.71%			1.33%

Net interest margin(2)			1.55%			1.67%			1.40%

Ratio of average interest-
earning assets to interest-
bearing liabilities			100%			99%			101%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates were included as changes in rate.

	For the Years Ended December 31,
	2009 Versus 2008 Increase			2008 Versus 2007 Increase
	(Decrease) Due to:			(Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in millions)

Interest-Earning Assets:
Loans available for sale	$(9.6)	$(18.0)	$(27.6)	$(10.3)	$(103.0)	$(113.3)
Loans held for investment	(77.4)	3.7	(73.7)	(28.2)	52.9	24.7
Mortgage-backed securities	—	(15.6)	(15.6)	1.0	(45.4)	(44.4)
Securities classified as available for sale or trading	(12.8)	48.1	35.3	(0.4)	15.9	15.5
Interest bearing deposits	(5.5)	0.2	(5.3)	(5.5)	0.2	(5.3)
Other	(2.3)	0.5	(1.8)	(0.5)	(4.2)	(4.7)

Total	$(107.6)	$18.9	$(88.7)	$(43.9)	$(83.6)	$(127.5)

Interest- Bearing Liabilities:
Total deposits	$(78.1)	$36.9	$(41.2)	$(49.9)	$(24.8)	$(74.7)
FHLBI advances	0.6	(30.7)	(30.1)	(18.6)	(4.5)	(23.1)
Federal Reserve borrowings	—	(1.6)	(1.6)	1.6	—	1.6
Security repurchase agreements	0.3	(2.4)	(2.1)	(2.2)	(42.5)	(44.7)
Other	(4.4)	1.7	(2.7)	(0.8)	1.6	0.8

Total	$(81.6)	$3.9	$(77.7)	$(69.9)	$(70.2)	$(140.1)

Change in net interest income	$(26.0)	$15.0	$(11.0)	$26.0	$(13.4)	$12.6

Provision for Loan Losses

During 2009, we recorded a provision for loan losses of $504.4 million as compared to $344.0 million recorded during 2008 and $88.3 million recorded in 2007. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The increase in the provision during 2009, which increased the allowance for loan losses to $524.0 million at December 31, 2009 from $376.0 million at December 31, 2008, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and it also reflects the increase in overall loan delinquencies and severity of loss (i.e., loans at least 30 days past due) in 2009. Net charge-offs in 2009 totaled $356.4 million as compared to $72.0 million in 2008, resulting primarily from increased charge-offs of first residential mortgage loans and commercial real estate loans, and also from charge-offs of residential construction loans. As a percentage of the average loans held for investment, net charge-offs in 2009 increased to 4.20% from 0.79% in 2008. At the same time, overall loan delinquencies increased to 16.89% of total loans held for investment at December 31, 2009 from 10.78% at December 31, 2008. Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans increased to $1.3 billion at December 31, 2009, of which $1.1 billion were over 90 days delinquent and non-accruing, as compared to $979.1 million at December 31, 2008, of which $722.3 million were over 90 days delinquent and non-accruing. In 2009, the increase in delinquencies impacted all categories of loans within the held for investment portfolio, with the exception of consumer loans and HELOCs. The overall delinquency rate on residential mortgage loans increased to 16.73% at December 31, 2009 from

10.83% at December 31, 2008. The overall delinquency rate on commercial real estate loans increased to 26.27% at December 31, 2009 from 15.50% at December 31, 2008.

The increase in the provision during 2008 as compared to 2007, which increased the allowance for loan losses to $376.0 million at December 31, 2008 from $104.0 million at December 31, 2007, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held for investment, and it also reflects the increase in overall loan delinquencies (i.e., loans at least 30 days past due) in 2007. Net charge-offs in 2008 totaled $72.0 million as compared to $30.1 million in 2007, resulting from increased charge-offs of home equity and first and second residential mortgage loans and commercial real estate loans. As a percentage of the average loans held for investment, net charge-offs in 2008 increased to 0.79% from 0.38% in 2007. At the same time, overall loan delinquencies increased to 10.78% of total loans held for investment at December 31, 2008 from 4.03% at December 31, 2007. Total delinquent loans increased to $979.1 million at December 31, 2008 as compared to $327.4 million at December 31, 2007. In 2008, the increase in delinquencies impacted all categories of loans. The overall delinquency rate on residential mortgage loans increased to 10.84% at December 31, 2008 from 3.74% at December 31, 2007. The overall delinquency rate on commercial real estate loans increased to 15.50% at December 31, 2008 from 6.13% at December 31, 2007.

See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net (loss) gain on sales of MSRs, (vi) net loss on securities available for sale, (vii) loss on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $523.3 million during 2009, which was a 302.1% increase from the $130.1 million of non-interest income that we earned in 2008. The primary reason for the change was the increase in 2009 of net gain on loan sales and securitizations.

Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. During 2009, we recorded gross loan fees and charges of $125.3 million, an increase of $31.7 million from the $93.6 million recorded in 2008 and $47.3 million from the $78.0 million recorded in 2007. The increases in loan fees and charges resulted from increases in the volume of loans originated during 2009, compared to 2008. In accordance with GAAP, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. Effective January 1, 2009, we elected to account for substantially all of our mortgage originations as available-for-sale using the fair value method and therefore no longer applied deferral of non-refundable fees and costs to those loans. During 2009, we deferred $181,000 of fee revenue in accordance with this guidance for loans not accounted for under fair value, compared to $90.9 million and $76.5 million, respectively, in 2008 and 2007.

Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Total deposit fees and charges increased 18.3% during 2009 to $32.4 million as compared to $27.4 million during 2008 and $23.0 million during 2007. A significant portion of this increase in deposit fees and charges was the result of the 32.6% growth of our debit card portfolio and the 18.5% increase in transaction volume during 2009. Our debit card fee income was $5.0 million during 2009, versus $4.1 million during 2008 and $1.0 million during 2007. To a lesser extent, we had an increase in our non-sufficient funds fees of 14.5% during 2009. Total number of customer checking accounts increased from approximately 111,800 at December 31, 2008 to approximately 123,400 at December 31, 2009.

Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. The majority of our MSRs are accounted for on the fair value method. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table summarizes net loan administration income (loss):

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Servicing income (loss) on consumer mortgage servicing:
Servicing fees, ancillary income and charges	$5,570	$6,711	$7,296
Amortization expense — consumer	(2,420)	(2,529)	(3,166)
Impairment (loss) recovery — consumer	(3,808)	171	—

Total net loan administration (loss) income, consumer	(658)	4,353	4,130
Servicing income (loss) on residential mortgage servicing:
Servicing fees, ancillary income and charges	152,732	141,761	83,763
Amortization expense — residential	—	—	(75,178)
Fair value adjustments	(74,254)	(247,089)	—
(Loss) gain on hedging activity	(70,653)	100,724	—

Total net loan administration (loss) income — residential	7,825 (1)	(4,604)	8,585

Total loan administration income (loss)	$7,167	$(251)	$12,715

(1)	Loan administration income does not include the impact of mortgage-backed securities deployed as economic hedges of the MSR assets. These positions, recorded as securities-trading, provided $5.9 million and $11.3 million in gains and contributed an estimated $53.5 million and $4.2 million of net interest income for the year ended December 31, 2009 and 2008, respectively. There was no similar impact for the comparable 2007 period.

2009. Loan administration income increased to $7.2 million for the year ended December 31, 2009 from a loss of $0.3 million for the year ended December 31, 2008. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during 2009 compared to 2008, primarily as a result of increases in the average balance of our loans serviced for others portfolio. We believe that the loss in 2008 was largely due to significant dislocation in the capital markets and, in particular, the conservatorship of Fannie Mae and Freddie Mac and other unprecedented government intervention relating to the mortgage backed securities market. The total unpaid principal balance of loans serviced for others was $56.5 billion at December 31, 2009, versus $55.9 billion at December 31, 2008.

The loan administration income of $7.2 million does not include $5.9 million of gains in mortgage backed securities that were held on our consolidated statements of financial condition as economic hedges of our MSR asset during the year ended December 31, 2009. These gains are required to be recorded separately as gains on trading securities within our consolidated statement of operations.

For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the year ended December 31, 2009 versus 2008 was due to the decrease in consumer loans serviced for others. At December 31, 2009, the total unpaid principal balance of consumer loans serviced for others was $0.9 billion versus $1.2 billion serviced at December 31, 2008. The increase in impairment of $4.0 million was primarily the result of increased delinquency assumptions.

2008. In 2008, the fair value of the MSRs also fluctuated significantly. Loan administration income during 2008 decreased to a loss of $0.3 million from income of $12.7 million during the comparable 2007 period. During 2008, we recorded revenues from servicing fees and ancillary income of $148.5 million which was offset by amortization on consumer mortgage servicing of $2.5 million and a mark to market adjustment of $146.3 million on the fair value of the residential MSRs. Effective January 1, 2008, we elected the fair value measurement method for residential MSRs under the guidance related to servicing assets and liabilities. Upon election, the carrying value of the residential MSRs was increased to fair value by recognizing a cumulative effect adjustment to retained earnings of $43.7 million. Management elected the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of residential MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations. Due to the change in accounting methodology, the mark to market adjustment was net of hedging gains of $102.1 million. During 2007, we recorded revenues from servicing fees and ancillary income of $91.1 million which was offset by amortization of $78.3 million. The increase in the servicing fees and ancillary income in 2008 is due to the significant increase in the loans serviced during 2008 over 2007. The total unpaid principal balance of loans serviced for others was $55.8 billion at December 31, 2008, versus $32.5 billion serviced at December 31, 2007.

The loan administration loss of $0.3 million does not include $11.3 million of gains in mortgage backed securities that were held on our consolidated statements of financial condition as economic hedges of our MSR asset during the year ended December 31, 2008. These gains were recorded as gains on trading securities within our consolidated statement of operations, as appropriate.

For the consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the year ended December 31, 2008 versus 2007 was due to the decrease in consumer loans serviced for others. At December 31, 2008, the total unpaid principal balance of consumer loans serviced for others was $1.2 billion versus $1.4 billion serviced at December 31, 2007.

(Loss) Gain on Trading Securities. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and residual interests from private-label securitizations; losses from residual interests are classified separately in Loss on Residual and Transferor Interests. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $5.9 million for the year ended December 31, 2009, of which $3.4 million related to an unrealized loss on agency mortgage backed securities held at December 31, 2009. For the same period in 2008, we recorded a gain of $14.5 million of which $11.8 million related to an unrealized gain on agency mortgage backed securities held at December 31, 2008.

Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in 2009 and 2008 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations.

We recognized a loss of $82.9 million for the year ended December 31, 2009. In 2009, $22.8 million was related to a reduction in the residual valuation and $60.1 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. Additionally, during the fourth quarter 2009, we wrote down the remaining amount of transferor interest on one of our HELOC securitizations and recorded a liability of $7.6 million to reflect the expected liability arising from future transferor’s interest. We recognized a loss of $24.6 million for the year ended December 31, 2008, with all of the loss related to the reduction in the residual valuation.

Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008 and into 2009, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and FHA insured loans, which have provided us with more favorable loan pricing opportunities for conventional residential mortgage products.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements to our loans sold within the period (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Net gain on loan sales	$501,250	$146,060	$62,827

Loans sold and securitized	$32,326,643	$27,787,884	$24,255,114
Spread achieved	1.55%	0.53%	0.26%

2009. For the year ended December 31, 2009, net gain on loan sales increased $355.2 million to $501.3 million from the $146.1 million in the 2008 period. The 2009 period reflects the sale of $32.3 billion in loans versus $27.8 billion sold in the 2008 period. Management believes changes in market conditions during the 2009 period resulted in an increased mortgage loan origination volume ($32.4 billion in the 2009 period versus $28.3 billion in the 2008 period) and an overall increase on sale spread (155 basis points in the 2009 versus 53 basis points in the 2008 period).

Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of our adoption on the current year’s operations amounted to $13.7 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale that remained on our consolidated statement of financial condition at December 31, 2009 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $20.5 million and ($4.7) million for the years ended December 31, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.1 million and $34.2 million for the years ended December 31, 2009 and 2008, respectively. Provisions to our secondary market reserve amounted to $26.5 million and $10.4 million, for the years ended December 31, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $336.2 million and $358.1 million for the years ended December 31, 2009 and 2008, respectively.

2008. Net gain on loan sales totaled $146.1 million during 2008, a 132.6% increase from the $62.8 million realized during 2007. During 2008, the volume of loans sold and securitized totaled $27.8 billion, a 14.0% increase from the $24.3 billion of loan sales in 2007. Our calculation of net gain on loan sales reflects changes in amounts related to loan commitment and forward sales commitment pricing adjustments, lower of cost or market adjustments for loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitment and forward sales commitment pricing adjustments amounted to ($4.7) million and ($4.4) million for the years ended December 31, 2008 and 2007, respectively. Lower of cost or market adjustments for loans transferred to held for investment amounted to $34.2 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively. Provisions to our secondary market reserve amounted to $10.4 million and $9.9 million, for the years ended December 31, 2008 and 2007, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $358.1 million and $346.4 million for the years ended December 31, 2008 and 2007, respectively. We also reduced our net gain on loan sales by the amount of credit losses incurred on our available for sale portfolio, totaling $6.7 million in 2008 and $3.6 million in 2007.

Net (Loss) Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry most of our MSRs at fair value we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.

2009. During 2009, we recorded a loss on sales of MSRs of $3.9 million, which represented the estimated costs of the transaction, compared to a $1.8 million gain recorded for the same period in 2008. During 2009, we sold servicing rights related to $14.6 billion of loans serviced for others on a bulk basis, $0.5 billion on a flow basis, and $1.5 billion on a servicing released basis.

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

Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

2009. Gains on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. During 2009, sales of Agency securities with underlying mortgage products recently originated by the Bank were $653.0 million resulting in $13.0 million of net gain on loan sales.

Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sale securities. During the year ended December 31, 2009, we sold $164.0 million in purchased Agency and non-agency securities available for sale generating a net gain on sale of available for sale securities of $8.6 million.

2008. During 2008, sales of Agency securities with underlying mortgage products recently originated by the Bank were $3.0 billion resulting in $5.8 million of net gain on loan sales. During the year ended December 31, 2008, we sold $908.8 million in Agency and non-agency securities available for sale generating a net gain on sale of available for sale securities of $5.0 million.

Net Impairment Losses Recognized Through Earnings. As required by current accounting guidance for investments-debt and equity securities with other-than-temporary impairments, we may also incur losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the fair value was recorded as a loss through operations. Beginning the first quarter of 2009, accounting guidance changed to only recognize other-than-temporary impairment related to credit losses through operations with any remainder recognized through other comprehensive income. Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment, related to securities available for sale, that we had recorded prior to January 1, 2009. During 2008, we recognized an other-than-temporary impairment of $62.4 million on three CMOs. As required by changes in new accounting guidance for investments in debt and equity securities with other-than-temporary impairment, the credit loss portion of the other-than-temporary impairment was $11.8 million while the impairment related to all other factors was $50.6 million. Effective January 1, 2009, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive income as a cumulative adjustment. See Stockholder’s Equity in Note 26 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

The credit losses on the CMO portfolio have been created by the economic conditions present in the U.S. over the course of the last two years. This includes high mortgage defaults, low collateral values and changes in homeowner behavior, such as strategic default by borrowers on a note due to a home value worth less than the outstanding debt on the home.

2009. In the year ended December 31, 2009, additional credit losses on three CMOs with previously recognized credit losses plus eight additional CMOs with new credit losses totaled $20.7 million, which was recognized in current operations. At December 31, 2009, the cumulative amount of other-than-temporary impairment due to credit losses totaled $35.3 million.

2008. In the year ended December 31, 2008, there we no additional credit losses on CMOs with previously recognized credit losses but three additional CMOs with new credit losses totaled $11.8 million, which was recognized in current operations along with an additional $50.6 million in impairments related to other causes. At December 31, 2008, the total amount of other-than-temporary impairment due to credit losses totaled $65.2 million.

Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLBI stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.) and Douglas Insurance Agency, Inc.

2009. During 2009, we recorded $6.2 million in dividends on an average outstanding balance of FHLBI stock of $373.4 million as compared to $18.6 million in dividends on an average balance of FHLBI stock outstanding of $367.3 million in 2008. During 2009, Flagstar Reinsurance Company earned fees of $9.4 million versus $8.4 million in 2008. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. However, also during 2009, we recorded an expense of $75.6 million for the increase in our secondary market reserve due to our change in estimate of expected losses from loans sold in prior periods, which increased from the $17.0 million recorded in 2008.

2008. During 2008, we recorded $18.6 million in dividends on an average outstanding balance of FHLBI stock of $367.3 million as compared to $15.0 million in dividends on an average balance of FHLBI stock outstanding of $328.3 million in 2007. During 2008, Flagstar Reinsurance Company earned fees of $8.4 million versus $5.0 million in 2007. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. However, also during 2008, we recorded an expense of $17.0 million for the increase in our secondary market reserve due to our change in estimate of expected losses which increased from the $3.7 million recorded in 2007.

Non-Interest Expense

The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available for sale using the fair value method and, therefore, immediately began recognizing loan origination fees and direct origination costs in the period incurred;

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2009	2008	2007

		(Dollars in thousands)

Compensation and benefits	$223,394	$219,251	$179,417
Commissions	73,994	109,464	83,047
Occupancy and equipment	70,009	79,253	69,218
Advertising	12,324	12,276	10,334
Federal insurance premiums	36,613	7,871	4,354
Communication	6,016	8,085	6,317
Other taxes	16,029	4,115	(1,756)
Asset resolution	96,591	46,232	10,479
Loss on extinguishment of FHLB debt	16,446	—	—
Warrant expense	23,338	—	—
Other	98,277	62,837	31,018

Total	673,031	549,384	392,428
Less: capitalized direct costs of loan closings, in accordance with SFAS 91	(905)	(117,332)	(94,918)

Total, net	672,126	$432,052	$297,510

Efficiency ratio(1)	91.5%	122.5%	91.0%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

2009. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $673.0 million in 2009 compared to $549.4 million in 2008. The 22.5% increase in non-interest expense in 2009 was largely due to an increase in Federal insurance premiums, higher state tax provision due to the recording of a valuation allowance on our state deferred assets, and increased losses and expenses related to foreclosures. During 2009, we opened four and closed 14 banking centers which brings the banking center network total to 165.

Our gross compensation and benefit expense totaled $223.4 million in 2009. The 1.9% increase from 2008 is primarily attributable to normal salary increases. Our full-time equivalent (“FTE”) salaried employees decreased by 171 to 3,075 at December 31, 2009, largely reflecting a reduction in bank employees due to branch closings. Commission expense, which is a variable cost associated with loan production, totaled $74.0 million, equal to 23 basis points (0.23%) of total loan production in 2009 as compared to $109.5 million, equal to 39 basis points (0.39%) of total loan production in December 31, 2008. The decline in commission is due to a revised compensation structure across our various distribution channels. Occupancy and equipment totaled $70.0 million at December 31, 2009, a decrease of $9.2 million from December 31, 2008, which reflects the closing of various non-profitable home loan centers. Advertising expense, which totaled $12.3 million at December 31, 2009, increased slightly by $0.1 million, or 0.4%, from December 31, 2008. Our FDIC insurance premiums were $36.6 million at December 31, 2009 as compared to $7.9 million at 2008. We recorded $6.0 million in communication expense for the year-ended December 31, 2009 as compared to $8.1 million for the year ended December 31, 2008. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expenses is reflective of a decrease in our banking centers as well as expense reductions resulting from our vendor management initiatives. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2009, our state and local taxes totaled a tax expense of $16.0 million, compared to a tax expense of $4.1 million in 2008, which was principally due to an $11.7 million expense related to the valuation allowance on our state deferred tax assets. Asset resolution expense consists of foreclosure and other disposition and carry costs, loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense increased $50.4 million to $96.6 million due to a rapid decline in property values and an increase in carrying costs. Because of the climate in the housing market, provision for REO loss was increased from $30.8 million to $56.0 million, an increase of $24.5 million net of any gain on REO and recovery of related debt. Warrant expense consisted of the recording of $21.9 million in treasury warrants and an $1.4 million valuation recorded for the warrants issued to certain investors in our May 2008 private placement in full satisfaction of our obligations under anti-dilution provisions applicable to such investors. Other expenses totaled $98.3 million during 2009 compared to $62.8 million in 2008. The increase was primarily due to a $7.8 million increase in net reinsurance expense and an $8.1 million increase in consulting and legal fees.

2008. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $549.4 million in 2008 compared to $392.4 million in 2007. The 40.0% increase in non-interest expense in 2008 was largely due to an increase in compensation and benefits, higher commissions resulting from an increase in the volume of loan originations in our home lending operations, and increased losses related to foreclosures. During 2008, we opened 12 and closed one banking center which brought the banking center network total to 175.

Our gross compensation and benefit expense totaled $219.3 million in 2008. The 22.2% increase from 2007 is primarily attributable to normal salary increases and the employees hired at the new banking centers. Our full-time equivalent (“FTE”) salaried employees increased by 163 to 3,246 at December 31, 2008, largely reflecting employees hired for new banking centers and an increase in servicing and loan resolution (collection) staff. Commission expense, which is a variable cost associated with loan production, totaled $109.5 million, equal to 39 basis points (0.39%) of total loan production in 2008. Occupancy and equipment totaled $79.3 million during 2008, which reflects the continuing expansion of our deposit banking center network, offset in part by the closing of various non-profitable home loan centers. Advertising expense, which totaled $12.3 million at December 31, 2008, increased $2.0 million, or 18.8%, from the $10.3 million reported in 2007. Our FDIC insurance premiums were $7.9 million at December 31, 2008 as compared to $4.4 million at 2007. We recorded $8.1 million in communication expense for the year-ended December 31, 2008. These expenses typically include telephone, fax and other types of electronic communication. The increase in communication expenses is reflective of an increase in our banking centers. We pay taxes in the various states and local communities in which we are located and/or do business. For the year ended December 31, 2008 our state and local taxes totaled a tax expense of $4.1 million, as opposed to a benefit of $1.8 million in 2007, which was principally due to a $9.2 million valuation allowance on our state deferred tax assets. Asset resolution expense consists of foreclosure and other disposition and carry costs, loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense increased $35.7 million to $46.2 million due to rapid decline in property values and an increase in carrying costs. Because of the climate in the housing market, provision for REO loss was increased from $4.6 million to $30.8 million, an increase of $26.7 million net of any gain on REO and recovery of related debt. Other expenses totaled $62.8 million during 2008 compared to $31.0 million in 2007. The increase was primarily due to an $18.0 million increase in our guarantee liability related to certain letters of credit.

Provision (Benefit) for Federal Income Taxes

For the year ended December 31, 2009, our provision for federal income taxes as a percentage of pretax loss was 12.5% compared to benefits on pretax losses of 34.9% in 2008 and 33.3% in 2007. For each period, the (benefit) provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.

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

FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable; and therefore, difficult to overcome. We had cumulative pre-tax losses in 2007, 2008 and 2009 and we considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $201.0 million valuation allowance against deferred tax assets as of December 31, 2009. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Analysis of Items on Statement of Financial Condition

Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from our private-label securitizations. Changes to the fair value of trading securities are recorded in the consolidated statement of operations. At December 31, 2009 there were $328.2 million in agency mortgage-backed securities in trading as compared to $517.7 million at December 31, 2008. Agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in U.S. GAAP. The non-investment grade residual interests resulting from our private label securitizations were $2.1 million at December 31, 2009 versus $24.8 million at December 31, 2008. Non-investment grade residual securities classified as trading decreased as a result of the increase in actual and expected losses in the second mortgages and HELOC’s that underlie these assets. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Securities Classified as Available-for-Sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, decreased from $1.1 billion at December 31, 2008, to $0.6 billion at December 31, 2009. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other Investments Restricted. Our investment portfolio decreased from $34.5 million at December 31, 2008 to $15.6 million at December 31, 2009. During 2009, we executed commutation agreements with three of the four mortgage insurance companies we had reinsurance agreements with. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receives 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount that is above the amount of total future liability. We have other investments in our insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.

Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At December 31, 2009, we held loans available for sale of $2.0 billion, which was an increase of $0.5 billion from $1.5 billion held at December 31, 2008. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The increase in the balance of loans available for sale was principally attributable to the volume of loan originations during December 2009. For further information on our loans available for sale, see Note 6 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table shows the activity in our portfolio of loans available for sale during the past five years:

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Balance, beginning of year	$1,484,680	$3,511,310	$3,188,795	$1,773,394	$1,506,311
Loans originated, net	33,546,834	28,340,137	26,054,106	18,057,340	25,202,205
Loans sold servicing retained, net	(30,844,798)	(25,078,784)	(22,965,827)	(13,974,425)	(21,608,937)
Loans sold servicing released, net	(1,543,216)	(512,310)	(1,524,506)	(2,395,465)	(1,855,700)
Loan amortization/prepayments	(760,925)	(3,456,999)	(541,956)	(1,246,419)	(1,040,315)
Loans transferred from (to) various loan portfolios, net	(87,529)	(1,318,674)	(699,302)	974,370	(430,170)

Balance, end of year	$1,970,104	$1,484,680	$3,511,310	$3,188,795	$1,733,394

Loans Held for Investment. Our largest category of earning assets consists of loans held for investment. Loans held for investment consist of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $9.1 billion in December 2008, to $7.7 billion in December 2009 due in large part to management’s decision to not originate loans for portfolio. Mortgage loans held for investment decreased $1.0 billion to $5.0 billion, second mortgage loans decreased $65.7 million to $221.6 million, commercial real estate loans decreased $179.1 million to $1.6 billion and consumer loans decreased $119.3 million to $423.8 million. For information relating to the concentration of credit of our loans held for investment, see Note 27 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held for investment portfolio at December 31, 2009:

LOANS HELD FOR INVESTMENT, BY RATE

	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)

Mortgage loans	$1,432,875	$3,558,119	$4,990,994
Second mortgage loans	204,157	17,469	221,626
Commercial real estate loans	1,459,556	140,715	1,600,271
Construction loans	3,941	12,701	16,642
Warehouse lending	—	448,567	448,567
Consumer	105,351	318,491	423,842
Non-real estate commercial loans	10,340	2,026	12,366

Total	$3,216,220	$4,498,088	$7,714,308

The two tables below provide a comparison of the breakdown of loans held for investment and the detail for the activity in our loans held for investment portfolio for each of the past five years.

LOANS HELD FOR INVESTMENT

	At December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Mortgage loans	$4,990,994	$5,958,748	$5,823,952	$6,211,765	$8,248,897
Second mortgage loans	221,626	287,350	56,516	715,154	700,492
Commercial real estate loans	1,600,271	1,779,363	1,542,104	1,301,819	995,411
Construction loans	16,642	54,749	90,401	64,528	65,646
Warehouse lending	448,567	434,140	316,719	291,656	146,694
Consumer loans	423,842	543,102	281,746	340,157	410,920
Non-real estate commercial loans	12,366	24,669	22,959	14,606	8,411

Total loans held for investment	7,714,308	9,082,121	8,134,397	8,939,685	10,576,471
Allowance for loan losses	(524,000)	(376,000)	(104,000)	(45,779)	(39,140)

Total loans held for investment, net	$7,190,308	$8,706,121	$8,030,397	$8,893,906	$10,537,331

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Balance, beginning of year	$9,082,121	$8,134,397	$8,939,685	$10,576,471	$10,559,154
Loans originated	190,298	437,516	996,702	2,406,068	5,101,206
Change in lines of credit	312,895	(530,170)	153,604	(244,666)	186,041
Loans transferred (to) from various portfolios, net	(87,529)	1,318,674	383,403	(1,018,040)	400,475
Loan amortization / prepayments	(1,141,385)	(63,659)	(2,223,258)	(2,696,441)	(5,622,989)
Loans transferred to repossessed assets	(642,092)	(214,637)	(115,739)	(83,707)	(47,416)

Balance, end of year	$7,714,308	$9,082,121	$8,134,397	$8,939,685	$10,576,471

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five years.

NON-PERFORMING LOANS AND ASSETS

	At December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Non-performing loans	$1,071,636	$722,301	$197,149	$57,071	$64,466
Repurchased non-performing assets, net	45,697	16,454	8,079	22,096	34,777
Real estate and other repossessed assets, net	176,968	109,297	95,074	80,995	47,724

Total non-performing assets, net	$1,294,301	$848,052	$300,302	$160,162	$146,967

Ratio of non-performing assets to total assets	9.24%	5.97%	1.91%	1.03%	0.98%
Ratio of non-accrual loans to loans held for investment	13.89%	7.95%	2.42%	0.64%	0.61%
Ratio of allowance to non-performing loans	48.90%	52.06%	52.75%	80.21%	60.71%
Ratio of allowance to loans held for investment	6.79%	4.14%	1.28%	0.51%	0.37%
Ratio of net charge-offs to average loans held for investment	4.20%	0.79%	0.38%	0.20%	0.16%

Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected. At December 31, 2009, we had $1.3 billion in loans that were determined to be delinquent. Of those delinquent loans, $1.1 billion of loans were non-performing, of which $667.0 million, or 62.2%, were single-family residential mortgage loans.

Loan Modifications. We may modify certain loans to retain customers or to maximize collection of the loan balance. We have maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during the third quarter of 2009 have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At December 31, 2009, TDRs totaled $710.3 million of which $272.3 million were non-accruing. Commercial TDRs totaled $157.0 million of which $134.1 million were non-accruing and $553.3 million were residential TDRs, of which $138.2 million were non-accruing.

The following table sets forth information regarding delinquent loans as of the end of the last three years:

DELINQUENT LOANS

	At December 31,
Days Delinquent	2009	2008	2007

	(Dollars in thousands)

30	$143,500	$145,407	$59,811
60	87,625	111,404	70,450
90	1,071,636	722,301	197,149

Total	$1,302,761	$979,112	$327,410

We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $222.2 million, 60 day delinquencies equaled $121.6 million and 90 day delinquencies equaled $1.2 billion at December 31, 2009. Total delinquent loans under the MBA Method total $1.5 billion or 16.0% of loans held for investment at December 31, 2009. By comparison, delinquent loans under the MBA Method total $1.1 billion or 13.19% of loans held for investment at December 31, 2008.

The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest:

NON-ACCRUAL LOANS

	At December 31, 2009
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans

	(Dollars in thousands)

Mortgage loans	$4,990,994	$658,825	13.2%	61.5%
Second mortgages	221,626	8,193	3.7	0.8
Commercial real estate	1,600,271	374,543	24.1	36.0
Construction	16,642	4,835	29.1	0.5
Warehouse lending	448,567	—	—	—
Consumer	423,842	8,771	2.1	0.8
Commercial non-real estate	12,366	4,666	37.7	0.4

Total loans	7,714,308	$1,059,833	13.9%	100.0%

Less allowance for loan losses	(524,000)

Total loans held for investment, net	$7,190,308

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

We perform a detailed credit quality review at least annually on large commercial loans as well as on selected other smaller balance commercial loans. Commercial and commercial real estate loans that are determined to be substandard and certain delinquent residential mortgage loans that exceed $1.0 million are treated as impaired and are individually evaluated to determine the necessity of a specific reserve in accordance with the provisions of U.S. GAAP. The accounting guidance requires a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

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

Our assessments of loss exposure from interest-only residential mortgage loan products and adjustable rate residential mortgage loans are based upon consideration of the historical loss rates associated with those types of loans. Such loans are included within first mortgage residential loans, as to which we establish a reserve based on a number of factors, such as days past due, delinquency and severity rates in the portfolio, loan-to-value ratios based on most recently available appraisals or broker price opinions, and availability of mortgage insurance or government guarantees. The severity rates used in the determination of the adequacy of the allowance for loan losses are indicative of, and thereby inclusive of consideration of, declining collateral values. In the current low-interest rate environment, future resets of interest rates on adjustable rate loans (which are estimated to apply to $1.7 billion of loans for 2010) are generally expected to result in identical or lower rates for the borrowers.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio various assumptions are made. For example, when assessing the condition of the overall economic environment assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

The deterioration in credit quality that began in the latter half of 2007 continued throughout 2008 and 2009 with further worsening in the local and national economies and steep declines in the real estate market. This deterioration is reflected in the substantial increase in delinquency rates and an increase in seriously delinquent and nonperforming loans. The overall delinquency rate (loans over 30 days delinquent using the OTS Method) increased in 2009 to 16.89%, up from 10.78% as of December 31, 2008 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS Method), to 13.89% from 7.95%, respectively. At December 31, 2009, nonperforming loans totaled $1.1 billion, an increase of $349.3 million, or 48.4%, over the amount at December 31, 2008. Certain portfolios have shown particular credit weakness. These include the residential loan portfolios, including residential first mortgages, construction and land lot loans, as well as the commercial real estate portfolio.

Residential Real Estate. As of December 31, 2009, non-performing residential first mortgages, including land lot loans, increased to $659.5 million, up $226.8 million or 52.4%, from $432.7 million at the end of 2008. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2009. Net charge-offs within the residential mortgage portfolio, including first and second mortgages, totaled $166.3 million for the year ended December 31, 2009 compared to $47.3 million for the prior year end, which represents a 251.6% increase. Management expects further increases in net charge-offs within this portfolio in 2010 based on the current level of delinquencies and expected continuing declines in real estate values within our markets.

The overall delinquency rate in the residential construction loan portfolio was 42.45% as of December 31, 2009, up from 22.42% as of December 31, 2008. Non-performing construction loans increased to $4.8 million, or 29.06% of the construction loan portfolio as of December 31, 2009 up from 10.36% as of December 31, 2008. Historically, this portfolio has performed very well, as reflected in the absence of net charge-offs for the three years preceding 2008. However, with the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio is experiencing declines in credit quality. Net charge-offs in the construction loan portfolio totaled approximately $2.9 million for the year ended December 31, 2009 up from $1.9 million for 2008. Management expects charge-offs to increase somewhat in the coming year based on the current level of delinquencies.

Commercial Real Estate. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. The credit deterioration continued in the current year within those portfolios and the office and retail loan portfolios are now under increasing pressure from worsening economic conditions. Non-performing commercial real estate loans have increased to 24.10% of the portfolio at December 31, 2009 up from 14.46% as of the end of 2008. Net charge-offs within the commercial real estate portfolio totaled $146.1 million for the year ended December 31, 2009 up from $15.7 million for 2008.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.

The allowance for loan losses increased to $524.0 million at December 31, 2009 from $376.0 million at December 31, 2008. The allowance for loan losses as a percentage of non-performing loans decreased to 48.9% from 52.1% at December 31, 2008, which reflects the changes in assumptions for loss rates as well as the effect of charge-offs taken during the period in light of the virtually static nature of the Bank’s portfolio (i.e., few new loans). The allowance for loan losses as a percentage of investment loans increased to 6.79% from 4.14% as of December 31, 2008.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2009 and the allocation of the allowance for loan losses over the past five years:

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2009
	Investment	Percent		Percentage
	Loan	of	Allowance	to Total
	Portfolio	Portfolio	Amount	Allowance
	(Dollars in thousands)

Mortgage loans	$4,990,994	64.7%	$268,753	51.3%
Second mortgages	221,626	2.9	40,887	7.8
Commercial real estate	1,600,271	20.7	154,447	29.5
Construction	16,642	0.2	2,388	0.4
Warehouse lending	448,567	5.8	3,766	0.7
Consumer	423,842	5.5	41,052	7.8
Commercial non-real estate	12,366	0.2	2,976	0.6
Unallocated	—	—	9,731	1.9

Total	$7,714,308	100.0%	$524,000	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2009		2008		2007		2006		2005
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Mortgage loans	$268,753	64.7%	$156,802	65.6%	$32,334	71.6%	$16,355	69.5%	$20,466	78.0%
Second mortgages	40,887	2.9	16,674	3.1	5,122	0.7	6,627	8.0	7,156	6.6
Commercial real estate	154,447	20.7	173,204	19.6	47,273	19.0	7,748	14.5	5,315	9.4
Construction	2,388	0.2	3,352	0.6	1,944	1.1	762	0.7	604	0.6
Warehouse lending	3,766	5.8	3,432	4.8	1,387	3.9	672	3.3	334	1.4
Consumer	41,052	5.5	15,266	6.0	13,064	3.4	11,091	3.8	3,396	3.9
Commercial non- real estate	2,976	0.2	1,036	0.3	680	0.3	362	0.2	729	0.1
Unallocated	9,731	—	6,234	—	2,196	—	2,162	—	1,140	—

Total	$524,000	100.0%	$376,000	100.0%	$104,000	100.0%	$45,779	100.0%	$39,140	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Beginning balance	$376,000	$104,000	$45,779	$39,140	$38,318
Provision for loan losses	504,370	343,963	88,297	25,450	18,876

Charge-offs
Mortgage loans	(169,952)	(47,814)	(17,468)	(9,833)	(11,853)
Consumer loans	(40,441)	(6,505)	(9,827)	(7,806)	(4,713)
Commercial loans	(148,672)	(15,774)	(4,765)	(1,414)	(3,055)
Construction loans	(2,922)	(1,872)	—	—	—
Other	(2,789)	(2,006)	(1,599)	(2,560)	(286)

Total charge offs	(364,776)	(73,971)	(33,659)	(21,613)	(19,907)
Recoveries
Mortgage loans	3,690	480	687	665	1,508
Consumer loans	1,233	978	2,258	1,720	247
Commercial loans	2,598	36	174	40	98
Construction loans	35	—	—	—	—
Other	850	514	464	377	—

Total recoveries	8,406	2,008	3,583	2,802	1,853

Charge-offs, net of recoveries	(356,370)	(71,963)	(30,076)	(18,811)	(18,054)

Ending balance	$524,000	$376,000	$104,000	$45,779	$39,140

Net charge-off ratio	4.20%	0.79%	0.38%	0.20%	0.16%

Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held for investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At December 31, 2009, we had $177.0 million of repossessed assets compared to $109.3 million at December 31, 2008. The increase was the result of an increase of $94.7 million in new foreclosures, to $208.7 million during 2009 as compared to $114.0 million during 2008.

The following schedule provides the activity for repossessed assets during each of the past five years:

NET REPOSSESSED ASSET ACTIVITY

	2009	2008	2007	2006	2005

	(Dollars in thousands)

Beginning balance	$109,297	$95,074	$80,995	$47,724	$37,823
Additions	208,674	114,038	101,539	83,707	48,546
Disposals	(141,003)	(99,815)	(87,460)	(50,436)	(38,645)

Ending balance	$176,968	$109,297	$95,074	$80,995	$47,724

Accrued Interest Receivable. Accrued interest receivable decreased from $56.0 million at December 31, 2008 to $44.9 million at December 31, 2009. Our total earning assets decreased, as the balance of non-accrual loans increased to $1.1 million at December 31, 2009 as compared to $722.3 million for 2008. We typically collect interest in the month following the month in which it is earned.

FHLBI Stock. Holdings of FHLBI stock remained constant at $373.4 million at both December 31, 2009 and 2008. Such shares, once purchased, may not be redeemed except pursuant to a five-year waiting period. As a member of the FHLBI, we are required to hold shares of FHLBI stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLBI advances, whichever is greater.

Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $239.3 million at December 31, 2009, a decrease of $6.9 million, or 2.8%, from $246.2 million at December 31, 2008. Our investment in property and equipment decreased due to our decision to limit branch expansion.

Mortgage Servicing Rights. At December 31, 2009, MSRs included residential MSRs at fair value amounting to $649.1 million and consumer MSRs at lower of amortized cost or market amounting to $3.2 million. At December 31, 2008, residential MSRs amounted to $511.3 million and consumer MSRs at amortized cost amounted to $9.5 million. During the years ended December 31, 2009 and 2008, we recorded additions to our residential MSRs of $336.2 million and $358.1 million, respectively, due to loan sales or securitizations. Also, during the year ending December 31, 2009, we reduced the amount of MSRs by $134.9 million related to bulk servicing sales and $126.6 million related to loans that paid off during the period offset increases of $63.8 million related to the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The principal balance of the loans underlying our total MSRs was $56.6 billion at December 31, 2009 versus $55.9 billion at December 31, 2008, with the decrease primarily attributable to our bulk and flow servicing sale of $15.1 billion in underlying loans partially offset by loan origination activity for 2009.

The recorded amount of the MSR portfolio at December 31, 2009 and 2008 as a percentage of the unpaid principal balance of the loans we are servicing was 1.15% and 0.93%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 32.1 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the Constant Prepayment Rate or CPR);

•	Product type (i.e., conventional, government, balloon);

•	Fixed or adjustable rate of interest;

•	Interest rate;

•	Term (i.e. 15 or 30 years);

•	Servicing costs per loan;

•	Discounted yield rate; and

•	Estimate of ancillary income such as late fees, prepayment fees, etc.

The most important assumptions used in the MSR valuation model are anticipated prepayment speeds. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

On an ongoing basis, the MSR portfolio is internally valued to determine the fair value at which to carry the residential MSRs and to assess any impairment in the consumer MSRs that are carried at amortized cost.

In addition, third party valuations of the MSR portfolio are obtained periodically to validate the reasonableness of the value generated by the internal valuation model.

At December 31, 2009 and 2008, the fair value of our total MSR portfolio was $652.6 million and $523.6 million, respectively. At December 31, 2009, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 8.9%; (2) an anticipated loan prepayment rate of 13.8% CPR; and (3) servicing costs per conventional loan of $40, $61 for each government loan and $52 for each adjustable-rate loan, respectively. At December 31, 2008, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 8.7%; (2) an anticipated loan prepayment rate of 24.0% CPR; and (3) servicing costs per conventional loan of $65 and $58 for each government or adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years:

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

	(Dollars in thousands)

Balance, beginning of year	$55,870,207	$32,487,337	$15,032,504	$29,648,088	$21,354,724
Loans serviced additions	31,680,715	25,300,440	24,255,114	16,370,925	21,595,729
Loan amortization / prepayments	(14,391,961)	(1,405,260)	(3,248,986)	(3,376,219)	(4,220,504)
Servicing sales	(16,637,059)	(512,310)	(3,551,295)	(27,610,290)	(9,081,861)

Balance, end of year	$56,521,902	$55,870,207	$32,487,337	$15,032,504	$29,648,088

Other Assets. Other assets are comprised of the following (in thousands):

	December 31,	December 31,
	2009	2008

Repurchased assets with government insurance	$826,349	$83,709
Repurchased assets without government insurance	45,697	16,454
Derivative assets, including margin accounts	202,436	93,686
Escrow advances	102,372	56,542
Tax assets, net	77,442	181,601
Other	77,601	72,742

Total other assets	$1,331,897	$504,734

Other assets increased $0.8 billion, or 163.9%, to $1.3 billion at December 31, 2009 from $0.5 billion at December 31, 2008. We sell a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. A significant portion of these are government-guaranteed or insured loans that are repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders after a specified delinquency period. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to claim filing guidelines. The balance of such loans held by us was $826.3 million at December 31, 2009 and $83.7 million at December 31, 2008. The balance has increased substantially year over year due to the growth in our government lending area throughout 2007 and 2008 combined with the increase in the default levels within the marketplace.

The following table sets forth the underlying principal amount of non-performing loans (excluding government insured loans) we have repurchased or indemnified during the past five years, organized by the year of sale or securitization:

REPURCHASED ASSETS

		Total
		Non-performing
		Repurchased
		Loans (excluding
		Government
	Total Loan Sales	Insured	% of
Year	and Securitizations	Loans)	Sales

	(Dollars in thousands)

2005	$23,451,430	$30,964	0.13%
2006	16,370,925	42,613	0.26
2007	24,255,114	74,044	0.30
2008	27,787,884	14,500	0.05
2009	32,326,643	340	0.00

Totals	$124,191,996	$162,461	0.13%

Liabilities

Deposits. Our deposits can be subdivided into four areas: the retail division, the government banking, the national accounts division and Company controlled deposits. Retail deposit accounts increased $93.2 million, or 1.7% to $5.4 billion at December 31, 2009, from $5.4 billion at December 31, 2008. Saving and checking accounts totaled 23.3% of total retail deposits. In addition, at December 31, 2009, retail certificates of deposit totaled $3.5 billion, with an average balance of $30,645 and a weighted average cost of 2.94% while money market deposits totaled $630.4 million, with an average cost of 0.56%. Overall, the retail division had an average cost of deposits of 2.12% at December 31, 2009 versus 3.4% at December 31, 2008.

We call on local municipal agencies as another source for deposit funding. Government banking deposits decreased $40.1 million or 7.2% to $557.5 million at December 31, 2009, from $597.6 million at December 31, 2008 consistent with our strategy to shrink our balance sheet. These balances fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 0.60% at December 31, 2009 versus 2.84% at December 31, 2008. These deposit accounts include $203.0 million of certificates of deposit with maturities typically less than one year and $344.7 million in checking and savings accounts.

In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. For the year ended December 31, 2006 and through June 30 2007, we did not solicit any funds through this division as we were able to access more attractive funding sources through FHLBI advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. Beginning in July 2007, wholesale deposits became attractive from a cost of funds and duration standpoint so we began to solicit funds through our national accounts division. These deposit accounts increased $0.6 billion, or 42.9%, to $2.0 billion at December 31, 2009, from $1.4 billion at December 31, 2008. These deposits had a weighted average cost of 2.52% at December 31, 2009 versus 4.41% at December 31, 2008. We do not anticipate adding any national account deposits in 2010.

Company controlled deposits are accounts that represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank. These deposits do not bear interest. Company controlled deposits increased $220.9 million to $756.4 million at December 31, 2009 from $535.5 million at December 31, 2008. This increase is the result of our increase in mortgage loans being serviced for others during 2009 as well as a higher volume of loan payoffs which accrue until remitted to the respective Agency for whom the Bank is servicing loans.

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives our customers the potential to receive FDIC insurance up to $50 million. At December 31, 2009, $394.3 million of our total CDs were enrolled in this program, with $259.3 million originating from public entities and $139.6 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $53.1 million from public entities and $341.1 million from retail customers.

The deposit accounts are as follows at December 31:

	At December 31,
	2009	2008
	(Dollars in thousands)

Demand accounts	$546,218	$416,920
Savings accounts	724,278	407,501
MMDA	630,358	561,909
Certificates of deposit(1)	3,546,617	3,967,985

Total retail deposits	5,447,471	5,354,315
Demand accounts	263,085	31,931
Savings accounts	81,625	56,388
Certificate of deposit	212,785	509,319

Total government deposits(2)	557,495	597,638
National accounts	2,017,080	1,353,558
Company controlled deposits(3)	756,423	535,494

Total deposits	$8,778,469	$7,841,005

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.6 billion at both December 31, 2009 and 2008.

(2)	Government accounts includes funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2009:

	National	Retail	Government
	Accounts	Deposits	Deposits	Total
	(Dollars in thousands)

Twelve months or less	$63,930	$928,454	$185,997	$1,178,381
One to two years	821	264,855	7,872	273,548
Two to three years	—	129,055	1,604	130,659
Three to four years	311	36,995	—	37,306
Four to five years	—	24,158	—	24,158
Thereafter	—	3,997	—	3,997

Total	$65,062	$1,387,514	$195,473	$1,648,049

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

FHLBI Advances. FHLBI advances decreased $1.3 billion, or 25.0%, to $3.9 billion at December 31, 2009, from $5.2 billion at December 31, 2008. We rely upon advances from the FHLBI as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLBI advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our deposit base, the company controlled deposits that we hold, or alternative funding sources such as repurchase agreements. In the fourth quarter of 2009, we prepaid $650 million in higher cost advances to remove them from the balance sheet to deleverage the balance sheet. We incurred a $16.4 million penalty to prepay these advances. See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information on FHLBI advances.

The $2.2 billion portfolio of putable FHLBI advances we hold, which matures in 2012 and 2013, is callable by the FHLBI during 2010 and thereafter based on FHLBI volatility models. If these advances are called, we will need to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact our consolidated results of operations.

Security Repurchase Agreements. Security repurchase agreements remained unchanged at $108.0 million at December 31, 2009 and 2008, respectively. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on security repurchase agreements.

Long-Term Debt. As part of our overall capital strategy, we may raise capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years.

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

On June 30, 2009, we, through our subsidiary Flagstar Statutory Trust XI, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $50.0 million. The securities have a fixed rate of 10.0% that are convertible on April 1, 2010 to common stock.

Accrued Interest Payable. Accrued interest payable decreased $10.0 million, or 27.7%, to $26.1 million at December 31, 2009 from $36.1 million at December 31, 2008. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. During 2009, the average overall rate on our deposits decreased 97 basis points to 2.97% in 2009 from 3.94% in 2008. To a lesser extent, we also experienced a one basis point increase in our advances from the FHLBI to an average rate of 4.33% versus 4.32% in 2008. The interest-bearing liability portfolio increased 0.8% during the period and we had a 14.6% decrease in the average cost of liabilities to 3.53%.

Undisbursed Payments.  Undisbursed payments on loans serviced for others decreased $41.9 million, or 34.5%, to $79.4 million at December 31, 2009, from $121.3 million at December 31, 2008. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to loan investors. These balances fluctuate with the size of the servicing portfolio and the transferring of servicing to the purchaser in connection with servicing sales. Loans serviced for others at December 31, 2009, including subservicing of $0.1 billion, equaled $56.6 billion versus $56.0 billion at December 31, 2008.

Federal Income Taxes Payable (Receivable). Income taxes receivable decreased to $75.9 million at December 31, 2009, from $170.5 million at December 31, 2008. The Federal income taxes receivable is recorded in other assets on our consolidated statement of financial condition at December 31, 2009 and 2008. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $66.0 million and $42.5 million at December 31, 2009 and 2008, respectively. These loans were sold to the secondary market. The increase in our secondary market reserve was the result of the increase in our loss rate during the year on repurchases or indemnification to the purchaser of loans sold and the increase in volume of loans repurchased or indemnified. See Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 3, 12, 15, 16, 17 and 18 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein . The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2009:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
		(Dollars in thousands)

Deposits without stated maturities	$2,247,303	$—	$—	$—	$2,247,303
Certificates of deposits	3,686,141	1,832,392	246,220	9,990	5,774,743
FHLBI advances	—	2,650,000	1,000,000	250,000	3,900,000
Trust preferred securities	—	—	—	298,982	298,982
Operating leases	6,606	6,957	3,420	3,770	20,753
Security repurchase agreements	108,000	—	—	—	108,000
Other debt	25	50	1,125	—	1,200

Total	$6,048,075	$4,489,399	$1,250,765	$562,742	$12,350,981

Included in the FHLBI advances above are putable advances amounting to $2.2 billion that may be called by the FHLBI during 2010 and thereafter.

Liquidity and Capital Resources

Our principal uses of funds include loan originations and operating expenses, and in the past also included the payment of dividends and stock repurchases. At December 31, 2009, we had outstanding rate-lock commitments to lend $1.4 billion in mortgage loans. We did not have any outstanding commitments to make other types of loans at December 31, 2009. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.6 billion at December 31, 2009.

We suffered a loss in excess of $513.8 million during 2009 and as a result, saw our stockholders’ equity and regulatory capital decline in the second half of that year. On January 30, 2009, we consummated a transaction with MP Thrift in which we raised $250 million. On that same date, we entered into a letter of agreement with the United States Department of Treasury, in exchange for 266,657 shares of our fixed rate cumulative perpetual preferred stock for $266.7 million. Management and certain members of our board of directors also acquired, in the aggregate, $5.3 million of common stock on that date. In addition, we entered into a closing agreement with MP Thrift pursuant to which we will sell an additional $100 million in equity capital, and, in February 2009, we consummated two related transactions in which we raised $50 million of the additional $100 million. Of these amounts, $475 million was invested immediately into the Bank as equity capital. As a result, the OTS advised that there would not be any change to our “well capitalized” regulatory capital classification. On June 30, 2009, MP Thrift acquired the $50.0 million of trust preferred securities pursuant to which we issued 50,000 shares that are convertible into common stock. In addition, in our rights offering that expired on February 8, 2010, our stockholders, including MP Thrift, exercised their rights to purchase 423,342,162 shares of common stock for approximately $300.6 million.

We did not pay any cash dividends on our common stock during 2009 and 2008. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of Treasury pursuant to the terms of the TARP.

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

At year-end, the Bank had regulatory capital ratios that categorized the Bank as “well-capitalized” per regulatory standards. At December 31, 2009, the Bank had regulatory capital ratios of 6.19% for Tier 1 capital and 11.68% for total risk-based capital. Upon receipt of the majority amount from our rights offering from MP Thrift on January 27, 2010, $300 million was immediately invested into the Bank to further improve its capital level and to fund lending activity. Had the Bank received the $300 million at December 31, 2009, the Bank’s regulatory capital ratios would have been 8.16% for Tier 1 capital and 15.28% for total risk-based capital.

Our primary sources of funds are customer deposits, loan repayments and sales, advances from the FHLBI, repurchase agreements, cash generated from operations, and customer escrow accounts. Additionally, we have issued trust preferred securities in ten separate offerings to the capital markets. We believe that these sources of capital will continue to be adequate to meet our liquidity needs for the foreseeable future. The following sets forth certain additional information regarding our sources of liquidity.

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Beginning deposits	$7,841,005	$8,236,744	$7,623,488	$8,521,756	$7,433,776
Interest credited	241,507	282,710	357,430	331,516	253,292
Net deposit increase (decrease)	695,957	(678,449)	255,826	(1,229,784)	834,688

Total deposits, end of the year	$8,778,469	$7,841,005	$8,236,744	$7,623,488	$8,521,756

Borrowings. The FHLBI provides credit for savings institutions and other member financial institutions. We are currently authorized through a Board resolution to apply for advances from the FHLBI using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral in the form of eligible residential mortgage loans. At December 31, 2009, we had available collateral sufficient to access $4.2 billion of the line and had $3.9 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2009, we had pledged commercial loans amounting to $751.5 million with a lendable value of $301.6 million. At December 31, 2009, we had no borrowings outstanding against this line of credit.

Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2009, we had borrowed funds via a repurchase agreement for $108.0 million, which was secured by $109.7 million of collateralized mortgage obligations classified as available for sale.

Loan Sales. Our home lending operation sells a significant portion of the mortgage loans that it originates. Sales of loans totaled $31.7 billion, or 97.8% of originations in 2009, compared to $25.3 billion, or 90.4% of originations in 2008. The increase in the dollar volume of sales during 2009 was attributable to the increase in originations for the year. As of December 31, 2009, we had outstanding commitments to sell $3.0 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. We also invest in loans for our own portfolio and derive funds from the repayment of principal on those loans. Such payments totaled $1.9 billion and $3.5 billion during 2009 and 2008, respectively.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	At December 31, 2009
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(Dollars in thousands)

Mortgage loans	$22,032	$21,691	$21,355	$42,047	$101,857	$93,958	$1,117,745	$1,420,685
Second mortgage	7,044	6,799	6,564	12,674	29,492	24,389	116,565	203,527
Commercial real estate	160,599	143,034	127,390	226,915	443,198	200,833	166,418	1,468,387
Construction	3,940	—	—	—	—	—	—	3,940
Warehouse lending	—	—	—	—	—	—	—	—
Consumer	6,939	6,482	6,055	11,311	24,551	16,459	33,478	105,275
Commercial non-real estate	2,477	1,884	1,432	2,179	2,367	—	—	10,339

Total	$203,031	$179,890	$162,796	$295,126	$601,465	$335,639	$1,434,206	$3,212,153

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	At December 31, 2009
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

	(Dollars in thousands)

Mortgage loans	$54,737	$53,887	$53,052	$104,458	$253,045	$233,422	$2,776,835	$3,529,436
Second mortgage	604	583	563	1,087	2,530	2,092	9,999	17,458
Commercial real estate	15,496	13,802	12,292	21,895	42,765	19,379	16,058	141,687
Construction	12,683	—	—	—	—	—	—	12,683
Warehouse lending	448,567	—	—	—	—	—	—	448,567
Consumer	20,930	19,551	18,262	34,116	74,045	49,641	100,973	317,518
Commercial non-real estate	486	369	281	428	464	—	—	2,028

Total	$553,503	$88,192	$84,450	$161,984	$372,849	$304,534	$2,903,865	$4,469,377

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2009, we held $30.9 million in these escrows.

Impact of Off-Balance Sheet Arrangements

U.S. GAAP requires us to separately report, rather than include in our consolidated financial statements, the separate financial statements of our wholly-owned subsidiaries Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII, Flagstar Statutory Trust VIII, Flagstar Statutory Trust IX , Flagstar Statutory Trust X and Flagstar Statutory Trust XI. We did this by reporting our investment in these entities under “other assets.”

Asset Securitization. The Bank, in its efforts to diversify its funding sources, occasionally transfers loans to a qualifying special purpose entity (“QSPE”) in a process known as a securitization in exchange for asset-backed securities. A QSPE is generally a trust that is severely limited in permitted activities, assets it may hold, sell, exchange or distribute. When a company transfers assets to a QSPE, the transfer is generally treated as a sale and the transferred assets are no longer recognized on the transferor’s balance sheet. The QSPE in turn will offer the sold loans to investors in the form of a security. The proceeds the QSPE receives from investors are used to pay the company for the loans sold. The company will usually recognize a gain or loss on the transfer. U.S. GAAP provides specific criteria to meet the definition of a QSPE. QSPE’s are required to be legally isolated from the transferor and bankruptcy remote, insulating investors from the impact of creditors of other entities, including the transferor, and are not consolidated within the financial statements. Effective January 1, 2010, we became subject to new accounting rules that eliminated the QSPE designation and its related de-consolidation effect. Instead, each such entity must now be analyzed as to whether it constitutes a “variable interest entity,” or VIE, and whether, depending upon such characterization, the trust must be consolidated for financial reporting purposes. Based on our analysis, we do not believe that such trusts are required to be consolidated.

When a company sells or securitizes loans it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. Retained interests in securitizations were $2.1 million and $24.8 million at December 31, 2009 and 2008, respectively. Additional information concerning securitization transactions is included in Note 9 of the Notes to our Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

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

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 3 and 29 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. Although we have and will continue to economically hedge a portion of our mortgage loans available for sale, for financial reporting purposes, we dedesignated all fair value hedges that solely related to our mortgage lending operation. This means that changes in the fair value of our forward sales commitments will not necessarily be offset by corresponding changes in the fair value of our mortgage loans available for sale because mortgage loans available for sale are recorded at the lower of cost or market. Effective January 1, 2009, we began to account for substantially all of our new mortgage loans production on a fair value basis.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2009 and 2008 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The 2009 and 2008 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2009 and 2008, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past because the current rate scenario reflects little change in the Federal Funds rate and an increase in rates for residential home mortgage loans.

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

				At December 31,

2009					2008
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$269	2.00%	$(231)	(46.2)%	300	$458	3.28%	$(308)	(40.2)%
200	$393	2.87%	$(108)	(21.6)%	200	$640	4.49%	$(127)	(16.5)%
100	$486	3.50%	$(15)	(3.1)%	100	$766	5.27%	$—	(0.1)%
Current	$501	3.57%	$—	—	Current	$766	5.21%	$—	—
— 100	$416	2.96%	$(85)	(16.9)%	— 100	$605	4.09%	$(162)	(21.1)%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 15, 2010

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

The consolidated statements of financial condition as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2009 included in this document have been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/  Joseph P. Campanelli
Joseph P. Campanelli
Chairman, President and Chief Executive Officer

/s/  Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flagstar Bancorp, Inc.

We have audited the accompanying consolidated statements of financial condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 13 to the Consolidated Financial Statements, on January 1, 2008, the Company changed its method of accounting for its residential class of mortgage servicing rights to the fair value method as permitted under Accounting Standards Codification Topic 860, “Transfer and Servicing”.

As discussed in Note 6 to the Consolidated Financial Statements, on January 1, 2009, the Company changed its method of accounting for the majority of its loans available for sale to the fair value method as permitted under Accounting Standards Codification Topic 825 “Financial Instruments”.

As discussed in Note 5 to the Consolidated Financial Statements, on January 1, 2009, the Company adopted guidance related to the fair value measurement method as permitted under Accounting Standards Codification Topic 320 “Investments — Debt and Equity Securities”.

/s/  Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 15, 2010

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2009	2008

Assets
Cash and cash items	$73,019	$300,989
Interest-bearing deposits	1,009,470	205,916

Cash and cash equivalents	1,082,489	506,905
Securities classified as trading	330,267	542,539
Securities classified as available for sale	605,621	1,118,453
Other investments — restricted	15,601	34,532
Loans available for sale ($1,937,171 at fair value at December 31, 2009)	1,970,104	1,484,680
Loans held for investment ($11,287 at fair value at December 31, 2009)	7,714,308	9,082,121
Less: allowance for loan losses	(524,000)	(376,000)

Loans held for investment, net	7,190,308	8,706,121

Total interest-earning assets	11,121,371	12,092,241
Accrued interest receivable	44,941	55,961
Repossessed assets, net	176,968	109,297
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	239,318	246,229
Mortgage servicing rights at fair value	649,133	511,294
Mortgage servicing rights, net	3,241	9,469
Other assets	1,331,897	504,734

Total assets	$14,013,331	$14,203,657

Liabilities and Stockholders’ Equity Liabilities
Deposits	$8,778,469	$7,841,005
Federal Home Loan Bank advances	3,900,000	5,200,000
Security repurchase agreements	108,000	108,000
Long term debt	300,182	248,660

Total interest-bearing liabilities	13,086,651	13,397,665
Accrued interest payable	26,086	36,062
Secondary market reserve	66,000	42,500
Other liabilities	237,870	255,137

Total liabilities	13,416,607	13,731,364
Commitments and Contingencies — Note 24
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at December 31, 2009 and no shares outstanding at December 31, 2008	3	—
Common stock $0.01 par value, 3,000,000,000 shares authorized; 468,770,671 and 83,626,726 shares issued and outstanding at December 31, 2009 and 2008, respectively	4,688	836
Additional paid in capital — preferred	243,778	—
Additional paid in capital — common	443,230	119,024
Accumulated other comprehensive loss	(48,263)	(81,742)
Retained earnings (accumulated deficit)	(46,712)	434,175

Total stockholders’ equity	596,724	472,293

Total liabilities and stockholders’ equity	$14,013,331	$14,203,657

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007

Interest Income
Loans	$579,439	$680,851	$769,485
Securities classified as available for sale or trading	107,486	72,114	56,578
Mortgage-backed securities held to maturity	—	15,576	59,960
Interest-bearing deposits	2,383	7,654	12,949
Other	30	1,802	6,537

Total interest income	689,338	777,997	905,509

Interest Expense
Deposits	241,507	282,710	357,430
FHLBI advances	218,231	248,354	271,443
Federal reserve borrowings	—	1,587	—
Security repurchase agreements	4,676	6,719	51,458
Other	13,384	16,102	15,300

Total interest expense	477,798	555,472	695,631

Net interest income	211,540	222,525	209,878
Provision for loan losses	504,370	343,963	88,297

Net interest (expense) income after provision for loan losses	(292,830)	(121,438)	121,581
Non-Interest Income
Loan fees and charges	125,168	2,688	1,497
Deposit fees and charges	32,429	27,424	22,999
Loan administration	7,167	(251)	12,715
Gain on trading securities	5,861	14,465	—
Loss on residual and transferors’ interest	(82,867)	(24,648)	(6,785)
Net gain on loan sales	501,250	146,060	62,827
Net (loss) gain on sales of mortgage servicing rights	(3,886)	1,797	5,898
Net gain (loss) on securities available for sale	8,556	5,018	(17,683)
Total other-than-temporary impairment losses	(67,799)	(62,370)	(2,793)
Losses recognized in other comprehensive income before taxes	47,052	—	—

Net impairment losses recognized in earnings	(20,747)	(62,370)	(2,793)
Other fees and charges	(49,645)	19,940	38,440

Total non-interest income	523,286	130,123	117,115
Non-Interest Expense
Compensation, commissions and benefits	296,500	212,673	168,559
Occupancy and equipment	70,005	79,136	69,122
Asset resolution	96,591	46,232	10,479
Federal insurance premiums	36,613	7,871	4,354
Other taxes	16,025	4,115	(1,756)
Loss on extinguishment of FHLBI debt	16,446	—	—
Warrant expense	23,339	—	—
General and administrative	116,607	82,025	46,752

Total non-interest expense	672,126	432,052	297,510

Loss before federal income taxes	(441,670)	(423,367)	(58,814)
Provision (benefit) for federal income taxes	55,008	(147,960)	(19,589)

Net Loss	(496,678)	(275,407)	(39,225)
Preferred stock dividend/accretion	(17,124)	—	—

Net loss applicable to common stock	$(513,802)	$(275,407)	$(39,225)

Loss per share
Basic	$(1.62)	$(3.82)	$(0.64)

Diluted	$(1.62)	$(3.82)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

			Preferred	Common	Accumulated
			Additional	Additional	Other		Retained	Total
	Preferred	Common	Paid in	Paid in	Comprehensive	Treasury	Earnings	Stockholders’
	Stock	Stock	Capital	Capital	Income (Loss)	Stock	(Deficit)	Equity

Balance at January 1, 2007	$—	$636	$—	$63,223	$5,182	$—	$743,193	$812,234
Net loss	—	—	—	—	—	—	(39,225)	(39,225)
Reclassification of gain on swap extinguishment	—	—	—	—	(101)	—	—	(101)
Change in net unrealized loss on swaps used in cash flow hedges	—	—	—	—	(3,957)	—	—	(3,957)
Change in net unrealized loss on securities available for sale	—	—	—	—	(12,619)	—	—	(12,619)

Total comprehensive loss	—	—	—	—	—	—	—	(55,902)
Adjustment to initially apply change in income tax accounting	—	—	—	—	—	—	(1,428)	(1,428)
Stock options exercised	—	1	—	69	—	—	—	70
Stock-based compensation	—	—	—	1,083	—	—	—	1,083
Tax effect from stock-based compensation	—	—	—	(25)	—	—	—	(25)
Purchase of treasury stock	—	—	—	—	—	(41,705)	—	(41,705)
Issuance of treasury stock	—	—	—	—	—	26	—	26
Dividends paid ($0.35 per share)	—	—	—	—	—	—	(21,375)	(21,375)

Balance at December 31, 2007	—	637	—	64,350	(11,495)	(41,679)	681,165	692,978
Net loss	—	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential (MSR) mortgage servicing rights	—	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	—	45,796	—	—	—	45,797
Issuance of common stock	—	199	—	54,162	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	—	(45,796)	—	—	—	(45,797)
Restricted stock issued	—	—	—	(587)	—	587	—	—
Stock options exercised	—	—	—	77	—	—	—	77
Stock-based compensation	—	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008	—	836	—	119,024	(81,742)	—	434,175	472,293
Net loss	—	—	—	—	—	—	(496,678)	(496,678)
Reclassification of gain on sale of securities
available for sale					(5,775)	—	—	(5,775)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	13,486	—	—	13,486
Change in net unrealized loss on securities available for sale	—	—	—	—	58,682	—	—	58,682

Total comprehensive loss	—	—	—	—	—	—	—	(430,285)
Cumulative effect for adoption of new guidance for other-than-temporary impairments recognition on debt securities	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	—	507,494
Conversion of preferred stock	(3)	3,750	(268,574)	264,827	—	—	—	—
Issuance of common stock	—	67	—	5,254	—	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	—	49,673
Issuance of common stock for exercise of May warrants	—	31	—	4,345	—	—	—	4,376
Restricted stock issued	—	1	—	(46)	—	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	—	(12,259)	(12,259)
Accretion of preferred stock	—	—	4,864	—	—	—	(4,864)	—
Stock-based compensation	—	3	—	619	—	—	—	622
Tax effect from stock-based compensation	—	—	—	(466)	—	—	—	(466)

Balance at December 31, 2009	$3	$4,688	$243,778	$443,230	$(48,263)	$—	$(46,712)	$596,724

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

Operating Activities
Net loss	$(496,678)	$(275,407)	$(39,225)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	504,370	343,963	88,297
Depreciation and amortization	21,730	24,787	102,965
Increase (decrease) in valuation allowance in mortgage servicing rights	3,808	(171)	(428)
Loss on fair value of residential mortgage servicing rights net of hedging gains (losses)	74,254	146,365	—
Stock-based compensation expense	622	1,226	1,083
(Gain) loss on interest rate swap	(534)	928	—
Net loss (gain) on the sale of assets	1,811	(1,300)	(3,230)
Net gain on loan sales	(501,250)	(146,060)	(62,827)
Net loss (gain) on sales of mortgage servicing rights	3,886	(1,797)	(5,898)
Net gain (loss) on securities classified as available for sale	(8,556)	(5,018)	17,683
Other than temporary impairment losses on securities classified as available for sale	20,747	62,370	2,793
Net gain on trading securities	(5,861)	(14,465)	—
Net loss on residual and transferor interest	82,867	24,648	6,785
Proceeds from sales of loans available for sale	31,581,150	23,498,926	22,939,708
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(32,348,474)	(26,426,053)	(24,131,163)
Purchase of trading securities	(716,130)	(857,890)	—
Decrease (increase) in accrued interest receivable	11,020	1,927	(5,130)
Proceeds from sales of trading securities	1,730,910	859,969	—
Increase in other assets	(826,765)	(150,156)	(18,130)
(Decrease) increase in accrued interest payable	(9,976)	(11,008)	768
Net tax effect of stock grants issued	466	205	25
Increase (decrease) liability for checks issued	13,618	(737)	(10,658)
Decrease in federal income taxes payable	(36,216)	(85,377)	(40,301)
Decrease in payable for securities purchased	—	—	(249,694)
Increase in other liabilities	53,298	64,873	2,533

Net cash used in operating activities	(845,883)	(2,945,252)	(1,404,044)

Investing Activities
Net change in other investments	18,931	(7,719)	(2,778)
Repayment of mortgage-backed securities held to maturity	—	90,846	336,836
Proceeds from the sale of investment securities available for sale	175,012	913,798	573,143
Repayment (purchase) of investment securities available for sale	91,139	155,557	(108,259)
Proceeds from sales of portfolio loans	(87,529)	1,328,324	694,924
Origination of portfolio loans, net of principal repayments	716,462	1,836,582	(677,058)
Purchase of Federal Home Loan Bank stock	—	(24,499)	(71,374)
Investment in unconsolidated subsidiaries	1,547	—	1,238
Proceeds from the disposition of repossessed assets	216,264	129,826	89,571
Acquisitions of premises and equipment, net of proceeds	(11,605)	(29,327)	(38,734)
Proceeds from the sale of mortgage servicing rights	119,815	45,722	33,632

Net cash provided by investing activities	1,240,036	4,439,110	831,141

Financing Activities
Net increase (decrease) in deposit accounts	937,464	(395,739)	613,256
Net decrease in security repurchase agreements	—	—	(882,806)
Issuance of junior subordinated debt	50,000	—	40,000
Net (decrease) increase in Federal Home Loan Bank advances	(1,300,000)	(1,101,000)	894,000
Payment on other long term debt	(25)	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(41,894)	77,046	35,020
Net disbursement of escrow payments	(4,154)	(2,731)	(600)
Proceeds from the exercise of stock options	—	77	70
Net tax benefit for stock grants issued	(466)	(205)	(25)
Dividends paid to preferred stockholders	(10,555)	—	(21,375)
Purchase of treasury stock	—	—	(41,705)
Issuance of preferred stock	544,365	45,797	—
Issuance of common stock	6,696	8,566	—
Issuance of treasury stock	—	41,092	26

Net cash provided by (used in) financing activities	181,431	(1,327,122)	635,836

Net increase in cash and cash equivalents	575,584	166,736	62,933

Beginning cash and cash equivalents	506,905	340,169	277,236

Ending cash and cash equivalents	$1,082,489	$506,905	$340,169

Supplemental disclosure of cash flow information:
Loans held for investment transferred to repossessed assets	$642,092	$214,637	$144,824

Total interest payments made on deposits and other borrowings	$487,774	$566,480	$694,863

Federal income taxes paid	$1,510	$5,808	$—

Recharacterization of mortgage loans held for investment to mortgage-backed securities held to maturity	$—	$—	$345,659

Recharacterization of mortgage loans available for sale to mortgage-backed securities	$—	$—	$848,780

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale	$139,590	$280,635	$694,924

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$52,061	$1,599,309	$1,394,227

Mortgage servicing rights resulting from sale or securitization of loans	$336,240	$358,227	$346,348

Retention of residual interests in securitization transactions	$—	$—	$20,487

Reclassification of mortgage-backed securities held to maturity to securities available for sale	$—	$1,163,681	$—

Conversion of mandatory convertible participating voting preferred stock to common stock	$271,577	$—	$—

Conversion of mandatory convertible non-cumulative perpetual preferred stock	$—	$45,797	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements

Note 1 —	Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.0 billion in assets at December 31, 2009, Flagstar is the largest savings institution and banking institution headquartered in Michigan.

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

The Bank is a member of the Federal Home Loan Bank System (“FHLBI”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

Note 2 —	Recent Developments

Capital Investment

On January 30, 2009, MP Thrift Investments, L.P. (“MP Thrift”) purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock for $250 million. Such preferred shares were to automatically convert at $0.80 per share into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. Also on January 30, 2009, the Company entered into a closing agreement with MP Thrift pursuant to which the Company agreed to sell to MP Thrift an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MP Thrift (the “Additional Preferred Stock”). On February 17, 2009, MP Thrift acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MP Thrift acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Preferred Stock and the 50,000 shares of Additional Preferred Stock were automatically converted into an aggregate of 375 million shares of the Company’s common stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Preferred Stock and Additional Preferred Stock, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders.

On January 30, 2009, the Company sold to the U.S. Treasury, 266,657 shares of the Company’s Series C fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant to purchase up to 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share. The preferred stock and warrant qualify as Tier 1 capital. The preferred stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

common shares at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such warrants as a liability and record the warrants at their fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of common shares on May 26, 2009, the Company reclassified the warrants to stockholder’s equity. The Company’s Series C fixed rate cumulative non-convertible preferred stock and additional paid in capital attributable to preferred stock was recorded in stockholders’ equity as the difference between the cash received from the Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on these preferred shares is represented by the initial fair value of the warrants. This discount will be accreted to additional paid in capital attributable to preferred shares over five years using the interest method.

On June 30, 2009, MP Thrift acquired $50 million of trust preferred securities pursuant to which the Company issued 50,000 shares that are convertible into common stock at the option of MP Thrift on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the trust preferred securities are not converted, they will remain outstanding perpetually unless redeemed by the Company at any time after January 30, 2011.

On January 27, 2010, MP Thrift exercised its rights to purchase 422,535,212 shares of the Company’s common stock for approximately $300 million in an earlier rights offering to purchase up to 704,234,180 shares of common stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date and entitled the holder to purchase one share of common stock at the subscription price of $0.71. During the rights offering, the Company’s stockholders (other than MP Thrift) exercised their rights to purchase 806,950 shares of common stock, which means, in the aggregate, the Company issued 423,342,162 shares of common stock in the rights offering for approximately $300.6 million.

Supervisory Agreements

On January 27, 2010, the Company and the Bank each entered into a supervisory agreement with the OTS (the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” and, collectively, the “Supervisory Agreements”). The Company and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement the business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against us.

Bank Supervisory Agreement. Pursuant to the Bank Supervisory Agreement, the Bank agreed to take certain actions to address certain banking issues identified by the OTS. The Bank Supervisory Agreement requires the Bank to, among other things, prepare a new business plan which the Bank has done. This business plan has been reviewed by the OTS without objection. The business plan addresses other actions required by the Bank Supervisory Agreement, including a plan to reduce the level of certain classified assets, the adoption of revised loan administration policies and procedures, implementation of a liquidity risk management program, the furtherance of asset concentration limits, attention to certain market risk exposure and mortgage servicing rights issues, and the establishment of a new written consumer compliance program. In addition, the business plan provides targets for asset size. Under the Bank Supervisory Agreement, the Bank must receive OTS approval of dividends or other capital distributions, not make certain severance or indemnification payments, notify the OTS of changes in directors or senior executive officers, provide notice of new, renewed, extended or revised contractual arrangements relating to compensation or benefits for any senior executive

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

officer or directors, receive consent to increase salaries, bonuses or director’s fees for directors or senior executive officers, and receive OTS non-objection of certain third party arrangements.

Bancorp Supervisory Agreement. Pursuant to the Bancorp Supervisory Agreement, the Company was required to, among other things, submit a capital plan to the OTS, receive OTS non-objection of paying dividends, other capital distributions or purchases, repurchases or redemptions of certain securities, of incurrence, issuance, renewal, rolling over or increase of any debt and of certain affiliate transactions, and comply with similar restrictions on the payment of severance and indemnification payments, prior OTS approval of directorate and management changes and prior OTS approval of employment contracts and compensation arrangements applicable to the Bank.

Note 3 —	Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying consolidated financial statements, conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. In accordance with current accounting principles, our trust subsidiaries are not consolidated. Certain prior period amounts have been reclassified to conform to the current period presentation. We have evaluated the consolidated financial statements for subsequent events through the filing of this 10-K.

FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” requires a company’s consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement usually has been applied to subsidiaries in which a company has a majority voting interest. Currently, all of the Company’s subsidiaries are wholly-owned.

The voting interest approach defined in accounting guidance is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, ASC Topic 860, “Transfers and Servicing,” provide guidance on when a company should include in its financial statements the assets, liabilities, and activities of another entity. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. Guidance requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitles it to receive a majority of the entity’s residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The Company has no consolidated VIEs.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Where the Bank is a transferor of assets to an SPE, the assets sold to the SPE generally are no longer recorded on the statement of financial condition and the SPE is not consolidated when the SPE is a qualifying special-purpose entity (“QSPE”). Accounting guidance provides specific criteria for determining when an SPE meets the definition of a QSPE. In determining whether to consolidate non-qualifying SPEs where assets are legally isolated from the Bank’s creditors, the Company considers such factors as the amount of third-party equity, the retention of risks and rewards, and the extent of control available to third parties. The Bank currently services certain home equity loans and lines that were sold to securitization trusts.

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

Securities

Investments in debt securities and certain equity securities are accounted for under ASC Topic 320, “Investments — Debt and Equity Securities.” This accounting guidance requires investments to be classified within one of three categories, trading, held to maturity or available for sale based on the type of security and management’s intent with regards to selling the security.

Trading securities represent certain U.S. government sponsored agency mortgage-backed securities, U.S. treasury bonds and non-investment grade residual interests from private label securitizations. These securities are recorded at fair value with any unrealized gains or losses reported in the consolidated statement of operations. The agency mortgage-backed securities and U.S. treasury bonds are traded in active, open markets with readily observable prices while the non-investment grade residual assets do not trade in an active, open market with readily observable prices.

Securities available for sale are carried at fair value with unrealized gains and losses deemed to be temporary being reported in other comprehensive income (loss), net of tax. Any gains or losses realized upon the sale of a security are reported in the consolidated statement of operations. Prior to January 1, 2009, unrealized losses deemed to be other-than-temporary were reported in the consolidated statement of operations. After January 1, 2009, only the credit loss portion of other-than-temporary impairments is reported in the consolidated statement of operations. The securities available for sale represent certain U.S. government sponsored agency securities and non-agency securities.

Other investments-restricted, which include certain investments in mutual funds that by their nature cannot be held to maturity, are carried at fair value. Increases or decreases in fair value are recorded in the consolidated statement of operations.

Investment transactions are recorded on trade date. Interest on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges on securities are determined using the specific-identification method. Valuation of securities is discussed in detail in Note 5.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Loans Available for Sale

Loans are designated as held for investment or available for sale or securitization during the origination process. As of January 1, 2009 the Company elected to carry the majority of its residential mortgage loans that are originated for sale at fair value as permitted by ASC Topic 825 “Financial Instruments”. Because these loans will be recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans is no longer permitted. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. Loans originated for sale prior to January 1, 2009 are accounted for at the lower of cost or market. At December 31, 2009, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held for Investment

Loans held for investment are generally carried at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, the majority of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. The Company has both the intent and the ability to hold all loans held for investment for the foreseeable future. Loans are stated net of deferred loan origination fees or costs. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding. Loan origination fees and direct origination costs associated with loans are deferred and amortized over the expected life of the loans as an adjustment to the yield using the interest method. When loans originally designated as available for sale or loans originally designated as held for investment are reclassified, cash flows associated with the loans will be classified in the consolidated cash flow statement as operating or investing, as appropriate, in accordance with the initial classification of the loans. The Company elected the fair value option for its mortgage loans held for sale on January 1, 2009. Any subsequent transfers of loans held for sale to loans held for investment would still be carried at fair value with any changes in fair value reported in the Company’s consolidated statement of operations. As stated earlier, because of the fair value election, deferral of origination fees and direct origination costs associated with those loans would no longer be permitted.

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

Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (TDR). TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Loan Sales and Securitizations

The Company’s recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with accounting guidance within ASC Topic 860, “Transfers and Servicing.” This accounting guidance requires that a transfer of financial assets in which surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests, other than the mortgage servicing rights, based on their relative fair values. Retained mortgage servicing rights are recorded at fair value.

This accounting guidance requires, for certain transactions, a “true sale” analysis of the treatment of the transfer under state law if the company was a debtor under the bankruptcy code. The “true sale” analysis includes several legal factors including the nature and level of recourse to the transferor and the nature of retained servicing rights. The “true sale” analysis is not absolute and unconditional but rather contains provisions that make the transferor “bankruptcy remote”. Once the legal isolation of financial assets has been met and is satisfied under U.S. GAAP, other factors concerning the nature of the extent of the transferor’s control over the transferred financial assets are taken into account in order to determine if the de-recognition of financial assets is warranted, including whether the special purpose entity (“SPE”) has complied with rules concerning qualifying special purpose entities.

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

The securitization process involves the sale of loans to a wholly-owned bankruptcy remote special purpose entity which then sells the loans to a separate, transaction-specific trust in exchange for considerations generated by the sale of the securities issued by the securitization trust. The securitization trust issues and sells debt securities to third party investors that are secured by payments on the loans. The Bank has no obligation to provide credit support to either the third party investors or the securitization trust. Neither the third party investors nor the securitization trust generally have recourse to the Bank’s assets or the Bank and to repurchase these securities other than through enforcement of the standard representations and warranties. The Bank does make certain representations and warranties concerning the loans, such as lien status, and if it is found to have breached a representation and warranty, it may be required to repurchase the loan from the securitization trust. The Bank does not guarantee any securities issued by the securitization trust. The securitization trust represents a “qualifying special purpose entity,” which meets the certain criteria of U.S. GAAP, and therefore is not consolidated for financial reporting purposes.

In addition to the cash received from the sale or securitization of loans, the Bank retains certain interests in the securitized assets. The retained interests include mortgage servicing rights (“MSR’s”) and a residual interest. The residuals are included in trading securities on the consolidated statement of financial condition.

The Bank retains the servicing function for securitized loans. As a servicer, the Bank is entitled to receive a servicing fee equal to a specified percentage of the outstanding principal balance of the loans. The Bank may also be entitled to receive additional servicing compensation, such as late payment fees.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The Company performs a detailed credit quality review at least annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon this review. Commercial and commercial real estate loans that are determined to be impaired and certain delinquent residential mortgage loans that exceed $1.0 million are treated as impaired and given an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of accounting guidance within ASC Topic 310, “Receivables.” This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we typically utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets representing collateral for commercial business loans.

A portion of the allowance is allocated to the classified commercial loans that haven’t been reviewed in detail by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited greater loss exposure (such as sub-prime and high loan to value loans and by state). The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and nonaccrual amounts, and are supported by underlying analysis.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses.

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made. For example, when assessing the condition of the overall economic environment, assumptions are made regarding current economic trends and their impact on the loan portfolio. In the event the national economy were to sustain a prolonged downturn, the loss factors applied to our portfolios may need to be revised, which may significantly impact the measurement of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

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

Mortgage Servicing Rights

Accounting guidance codified within ASC Topic 860, “Transfers and Services,” requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities for subsequent valuations. The Company purchases and originates mortgage loans for sale to the secondary market

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

and sells the loans on either a servicing-retained or servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis. Effective January 1, 2008, the Company elected to adopt the fair value method for its residential class of MSRs and to retain the amortization method for its consumer class of MSRs for subsequent valuations.

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

For the MSRs accounted for under the amortization method, the capitalized cost of MSRs is amortized in proportion to, and over the period of, estimated net future servicing revenue. The expected period of the estimated net servicing income is based, in part, on the expected prepayment period of the underlying mortgages. MSRs are periodically evaluated for impairment. For purposes of measuring impairment, MSRs are stratified based on predominant risk characteristics of the underlying serviced loans. These risk characteristics include loan type (fixed or adjustable rate), term and interest rate. Impairment represents the excess of amortized cost of an individual stratum over its estimated fair value and is recognized through a valuation allowance.

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

Accounting guidance within ASC Topic 815, “Derivatives and Hedging,” requires that we recognize all derivative instruments on the statement of financial condition at fair value. If certain conditions are met, special hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment, referred to as a fair value hedge, or

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon the occasional termination of a cash flow hedge, the remaining cost of the hedge is amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. Derivatives that are non-designated hedges, as defined in U.S. GAAP are adjusted to fair value through operations. The Company is not a party to any foreign currency hedge relationships. During 2007 the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Company had no fair value hedges in place. The Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchased forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury future contracts and options on U.S. Treasury future contracts. On January 1, 2008, the Company derecognized all cash flow hedges.

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

Trust Preferred Securities

As of December 31, 2009, the Company sponsored ten trusts, of which 100% of the common equity is owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in these consolidated financial statements. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement and one trust is convertible into common stock of the Company. The Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The trusts are VIEs under U.S. GAAP and are not consolidated. The Company’s investment in the common stock of these trusts is included in the other assets category in the Company’s consolidated statement of financial condition. The capital raised through the sale of the junior subordinated notes as part of the trust preferred transaction, when subsequently invested into the Bank qualifies as Tier 1 capital under current banking regulations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 19 for details on the Company’s income taxes.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. The Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP. The Company recognizes interest and penalties related to uncertain tax positions in other taxes.

Secondary Market Reserve

The Company sells or securitizes most of the residential mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a secondary market reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The secondary market reserve takes into account both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the secondary market reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease in other fees and charges.

Reinsurance Reserves

The Company, through its wholly-owned subsidiary Flagstar Reinsurance, provides credit enhancement with respect to certain pools of mortgage loans unwritten and originated by the Company. At December 31, 2009 and 2008, the Company maintained reserves amounting to $4.4 million and $14.8 million, respectively, that represent incurred and unreported losses, and an expected premium deficiency.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $12.3 million, $12.3 million, and $10.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Stock-Based Compensation

The Company utilizes accounting guidance within ASC Topic 718, “Compensation-Stock Compensation,” to account for its stock-based compensation. This accounting guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. This accounting guidance applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date. Existing options that vested after the adoption date resulted in no additional compensation expense in 2009, and approximately $0.1 million in 2008 and 2007, respectively.

At December 31, 2009, the Company has a stock-based employee compensation plan, which is described more fully in Note 32.

Guarantees

The Company makes guarantees in the normal course of business in connection with certain issuance of standby letters of credit among other transactions. The Company accounts for these guarantees in accordance with accounting guidance within ASC Topic 460, “Guarantees” and ASC Topic 450, “Contingencies.” ASC Topic 460 generally requires the use of fair value for the initial measurement of guarantees, but does not prescribe a subsequent measurement method. At each reporting date the Company evaluates the recognition of a loss contingency under ASC Topic 450. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the value of the remaining guarantee.

Recently Issued Accounting Standards

On July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. The adoption of this guidance resulted in a cumulative adjustment increasing retained earnings and other comprehensive loss by $50.6 million offset by a tax expense of $17.7 million, or $32.9 million net of tax. The cumulative adjustment represents the non-credit portion of the other-than-temporary impairment, related to securities available for sale, that the Company had recorded prior to January 1, 2009. See Accumulated Other Comprehensive Loss in Note 26, Stockholders Equity.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and had no impact on the Company’s consolidate financial statements since all of the Company’s subsidiaries are currently all wholly-owned.

Further, new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have an impact on the Company’s consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s consolidated financial statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Further, new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s consolidated financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Company on January 1, 2008.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have an impact on the Company’s consolidated financial statements.

Note 4 —	Fair Value Accounting

On January 1, 2008, the Company adopted guidance related to fair value measurements and additional guidance for financial instruments. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. The updated guidance was issued to establish a uniform

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with the accounting guidance for financial instruments. Only loans available for sale originated subsequent to January 1, 2009 were affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. The effect on consolidated operations of this election amounted to recording additional gains on loan sales of $13.7 million for the year ended December 31, 2009, respectively, based upon an increase in fair value during the period rather than at a later time when the loans were sold. See Note 6, “Loans Available for Sale.”

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Loans available for sale. At December 31, 2009, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. At December 31, 2008, loans available for sale were carried at the lower of aggregate cost or estimated fair value. These loans had an aggregate fair value that exceeded their recorded amount. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At December 31, 2009, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market.

Loans held for investment. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.

Repossessed assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value less costs to sell upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a nonrecurring Level 2 valuation.

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

Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 13, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Assets and liabilities measured at fair value on a recurring basis

The following tables presents the financial instruments carried at fair value as of December 31, 2009 and 2008, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
				Value in the
				Consolidated
				Statement of
December 31, 2009	Level 1	Level 2	Level 3	Financial Condition
	(Dollars in thousands)

Securities classified as trading:
Residual interests	$—	$—	$2,057	$2,057
Mortgage-backed securities	328,210	—	—	328,210
Securities classified as available for sale	67,245	—	538,376	605,621
Loans available for sale	—	1,937,171	—	1,937,171
Loans held for investment	—	11,287	—	11,287
Residential mortgage servicing rights	—	—	649,133	649,133
Other investments-restricted	15,601	—	—	15,601
Derivative financial instruments:
Rate lock commitments	—	—	10,061	10,061
Forward loan commitments	—	27,764	—	27,764
Agency forwards	(29,883)	—	—	(29,883)
Treasury futures	(19,345)	—	—	(19,345)
Interest rate swaps	(747)	—	—	(747)
Warrant liabilities	—	(5,111)	—	(5,111)

Total assets and liabilities at fair value	$361,081	$1,971,111	$1,199,627	$3,531,819

				Total Carrying
				Value in the
				Consolidated
				Statement of
December 31, 2008	Level 1	Level 2	Level 3	Financial Condition
	(Dollars in thousands)

Securities classified as trading:
Residual interests	$—	$—	$24,808	$24,808
Mortgage-backed securities	517,731	—	—	517,731
Securities classified as available for sale	—	555,370	563,083	1,118,453
Residential mortgage servicing rights	—	—	511,294	511,294
Other investments	34,532	—	—	34,532
Derivative financial instruments
Rate lock commitments	—	—	78,613	78,613
Forward agency and loan sales	—	(61,256)	—	(61,256)
Treasury and agency futures	60,813	—	—	60,813
Treasury options	17,219	—	—	17,219
Interest rate swaps	(1,280)	—	—	(1,280)

Total assets at fair value	$629,015	$494,114	$1,177,798	$2,300,927

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

Fair value measurements using significant unobservable inputs

The tables below include a rollforward of the Consolidated Statement of Financial Condition amounts for the years ended December 31, 2009 and 2008 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

						Changes in
						Unrealized Gains
						and (Losses)
						Related to
						Financial
For the Year Ended	Fair Value,	Total Realized/	Purchases,			Instruments Held at
December 31,	January 1,	Unrealized	Issuances and	Transfers in and/or	Fair Value	December 31,
2009	2009	Gains/(losses)	Settlements, Net	Out of Level 3	December 31, 2009	2009
	(Dollars in thousands)

Securities classified as trading:

Residual interests(a)	$24,808	$(22,751)	$—	$—	$2,057	$—

Securities classified as available for sale (b)(c)(d)	563,083	88,664	(113,371)	—	538,376	109,411

Residential mortgage servicing rights	511,294	(198,606)	336,445	—	649,133	—

Derivative financial instruments:

Rate lock commitments	78,613	—	(68,552)	—	10,061	—

Totals	$1,177,798	$(132,693)	$154,522	—	$1,199,627	$109,411

(a)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(b)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(c)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

(d)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

						Changes in
						Unrealized Gains
						and (Losses)
						Related to
For the						Financial
Year Ended	Fair Value,	Total Realized/	Purchases,			Instruments Held at
December 31,	January 1,	Unrealized	Issuances and	Transfers in and/or	Fair Value,	December 31,
2008	2008	Gains/(losses)	Settlements, net	Out of Level 3	December 31, 2008	2008(c)
	(Dollars in thousands)

Securities classified as trading:

Residual interests(a)	$13,703	$(20,981)	$—	$32,086	$24,808	$—

Securities classified as available for sale(b)(c)(e)	33,333	(188,128)	(70,034)	787,912	563,083	(125,757)

Residential mortgage servicing rights(d)	445,962	(292,767)	358,099	—	511,294	—

Derivative financial instruments:

Rate lock commitments	26,129	—	52,484	—	78,613	—

Totals	$519,127	$(501,876)	$340,549	$819,998	$1,177,798	$(125,757)

(a)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(b)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

(c)	Realized gains (losses), including unrealized losses deemed other-than-temporary, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive income (loss).

(d)	Effective January 1, 2008, the Company elected the fair value measurement method for residential MSRs under SFAS 156 (See Note 12 — “Mortgage Servicing Rights”).

(e)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	December 31,
	2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Loans held for investment	$557,808	$—	$557,808	$—
Repossessed assets	176,968	—	176,968	—
Consumer loan servicing rights	3,241	—	—	3,241

Totals	$738,017	$—	$734,776	$3,241

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	Balance at
	December 31,
	2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Loans held for investment	$328,235	$—	$328,235	$—
Repossessed assets	109,297	—	109,297	—
Consumer servicing assets	9,469	—	—	9,469

Totals	$447,001	$—	$437,532	$9,469

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)

Financial Instruments:
Assets:
Cash and cash equivalents	$1,082,489	$1,082,489	$506,905	$506,905
Securities — trading	330,267	330,267	542,539	542,539
Securities available for sale	605,621	605,621	1,118,453	1,118,453
Other investments — restricted	15,601	15,601	34,532	34,532
Loans available for sale	1,970,104	1,975,819	1,484,680	1,526,031
Loans held for investment, net	7,190,308	7,120,802	8,706,121	8,845,398
FHLBI stock	373,443	373,443	373,443	373,443
Mortgage servicing rights	652,374	652,656	520,763	523,578
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,900,855)	(1,799,776)	(1,386,330)	(1,386,330)
Certificates of deposit	(3,546,616)	(3,643,218)	(3,967,985)	(4,098,135)
Government accounts	(557,495)	(549,990)	(597,638)	(599,849)
National certificates of deposit	(2,017,080)	(2,455,684)	(1,353,558)	(1,412,506)
Company controlled deposits	(756,423)	(756,423)	(535,494)	(535,494)
FHLBI advances	(3,900,000)	(4,136,489)	(5,200,000)	(5,612,624)
Security repurchase agreements	(108,000)	(110,961)	(108,000)	(113,186)
Long term debt	(300,182)	(284,464)	(248,660)	(247,396)
Warrant liabilities	(5,111)	(5,111)	—	—
Derivative Financial Instruments:
Forward delivery contracts	27,764	27,764	(61,256)	(61,256)
Commitments to extend credit	10,061	10,061	78,613	78,613
Interest rate swaps	(747)	(747)	(1,280)	(1,280)
Treasury and agency futures/forwards	(49,228)	(49,228)	60,813	60,813
Options	—	—	17,219	17,219

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Note 5 —	Investment Securities

As of December 31, 2009 and 2008, investment securities were comprised of the following:

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Securities — trading
U.S. government sponsored agencies	$328,210	$517,731
Non-investment grade residual interests	2,057	24,808

Total securities — trading	$330,267	$542,539

Securities — available-for-sale
Non-agencies	$538,376	$563,083
U.S. government sponsored agencies	67,245	555,370

Total securities — available-for-sale	$605,621	$1,118,453

Other investments — restricted
Mutual funds	$15,601	$34,532

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $5.9 million during 2009, $3.4 million of which was unrealized loss on agency mortgage backed securities held at December 31, 2009. For the same period in 2008, we recorded a gain of $14.5 million, $11.8 million of which was unrealized gain on agency mortgage backed securities and U.S. Treasury bonds held during the year ended December 31, 2008.

The non-investment grade residual interests resulting from the Company’s private label securitizations were $2.1 million at December 31, 2009 versus $24.8 million at December 31, 2008. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.

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

Available-for-Sale

At December 31, 2009 and December 31, 2008, the Company had $0.6 billion and $1.1 billion, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency collateralized mortgage obligations classified as available-for-sale:

	December 31,
	2009	2008

	(Dollars in thousands)

Amortized cost	$679,872	$1,244,145
Gross unrealized holding gains	2,118	10,522
Gross unrealized holding losses	(76,369)	(136,214)

Estimated fair value	$605,621	$1,118,453

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table summarizes by duration the unrealized loss positions, at December 31, 2009, on securities:

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months

			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss

	(Dollars in thousands)

U.S. government sponsored agency securities	$—	—	$—	$1,573	2	$(39)
Collateralized mortgage obligations	648,506	12	(76,330)	—	—	—

Totals	$648,506	12	$(76,330)	$1,573	2	$(39)

The unrealized losses on securities-available-for-sale amounted to $76.4 million on $650.1 million of principal of agency and non-agency collateralized mortgage obligations (“CMOs”) at December 31, 2009. These CMOs consist of interests in investment vehicles backed by mortgage loans.

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

The credit losses on the CMO portfolio reflect the economic conditions present in the U.S. over the course of the last two years. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home.

During the fourth quarter of 2008, the Company recognized other-than-temporary impairment of $62.4 million on three collateralized mortgage obligations. In the first quarter of 2009, the Company adopted new accounting guidance for investments. The new accounting guidance changed the amount of impairment recognized in operations when there are credit losses associated with an other-than-temporary impairment of a debt security. The other-than-temporary impairment is separated into impairments related to credit losses, which are recorded in operations, and impairments related to all other factors, which are recorded in other comprehensive income. Upon adoption of the new accounting guidance, the $50.6 million loss, net of $17.7 million of tax benefit, was reclassified from retained earnings to other comprehensive loss as a cumulative adjustment.

In the year ended December 31, 2009, additional OTTI due to credit losses on three investments with existing other-than-temporary impairment credit losses totaled $6.6 million while an additional $14.1 million OTTI due to credit loss was recognized on eight securities that did not already have such losses; all OTTI due to credit losses were recognized in current operations.

At December 31, 2009, the Company had total other-than-temporary impairments of $111.6 million on 12 securities in the available-for-sale portfolio with $35.3 million in total credit losses recognized through operations. At December 31, 2008, the Company had total other-than-temporary impairments of $65.2 million on four securities in the available-for-sale portfolio all of which was recognized through operations.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table shows the activity for OTTI credit loss for the year ended December 31, 2009:

		Additions on	Additions on	Reduction
	January 1,	Securities	Securities with	for Sold	December 31,
	2009	with No	Previous OTTI	Securities	2009
	Balance	Prior OTTI	Recognized	with OTTI	Balance
	(Dollars in thousands)

Collateralized mortgage obligations	$(14,525)	$(14,140)	$(6,607)	$—	$(35,272)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the year ended December 31, 2009, sales of agency securities with underlying mortgage products recently originated by the Bank were $653.0 million resulting in $13.0 million of net gain on loan sale compared with a $5.8 million gain on $3.0 billion of sales during the year ended December 31, 2008.

Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the year ended December 31, 2009, the Company sold $164.0 million in agency and non-agency securities resulting in a net gain of $8.6 million versus the same period ended December 31, 2008 in which the Company sold $908.8 million in U.S. government sponsored agency and non-agency securities available for sale resulting in a net gain on sale of $5.0 million.

As of December 31, 2009, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value

	(Dollars in thousands)

Countrywide Alternative Loan Trust	$90,151	$75,173
Countrywide Home Loans	204,643	180,152
Flagstar Home Equity Loan Trust 2006-1	190,239	172,788
Goldman Sachs Mortgage Company	66,674	56,477

	$551,707	$484,590

Other Investments — Restricted

The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented. During 2009, the Company executed commutation agreements with three of the four mortgage insurance companies it had reinsurance agreements with. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receives 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount that is above the amount of total future liability. The Company had securities in its remaining reinsurance subsidiaries of $15.6 million and $34.5 million for the years ended December 31, 2009 and 2008, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 6 —	Loans Available for Sale

The following table summarizes loans available for sale:

	December 31,
	2009	2008

	(Dollars in thousands)

Mortgage loans	$1,970,104	$1,484,649
Second mortgage loans	—	31

Total	$1,970,104	$1,484,680

Through December 31, 2008, loans available for sale were carried at the lower of aggregate cost or estimated fair value. As of December 31, 2008, these loans had an aggregate fair value that exceeded their recorded amount. Effective January 1, 2009, the Company elected to record new originations of loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale subsequent to January 1, 2009 are affected. At December 31, 2009, $1.9 billion of loans available for sale were recorded at fair value. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans where quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 7 —	Loans Held for Investment

Loans held for investment are summarized as follows:

	December 31,
	2009	2008

	(Dollars in thousands)

Mortgage loans	$4,990,994	$5,958,748
Second mortgage loans	221,626	287,350
Commercial real estate loans	1,600,271	1,779,363
Construction loans	16,642	54,749
Warehouse lending	448,567	434,140
Consumer loans	423,842	543,102
Commercial loans	12,366	24,669

Total	7,714,308	9,082,121
Less allowance for loan losses	(524,000)	(376,000)

Total	$7,190,308	$8,706,121

During 2009, the Company transferred $11.3 million in loans available for sale to loans held for investment. The loans transferred were carried at fair value, which continues to be reported at fair value while classified as held for investment.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Activity in the allowance for loan losses is summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Balance, beginning of period	$376,000	$104,000	$45,779
Provision charged to operations	504,370	343,963	88,297
Charge-offs	(364,776)	(73,971)	(33,659)
Recoveries	8,406	2,008	3,583

Balance, end of period	$524,000	$376,000	$104,000

As of December 31, 2009, there were four commercial loans totaling $11.1 million greater than 90 days past due still accruing interest. There was one loan totaling $1.5 million at December 31, 2008.

For purposes of impairment testing, impaired loans greater than an established threshold ($1.0 million) were individually evaluated for impairment. Loans below those scopes were collectively evaluated as homogeneous pools. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The required valuation allowance is included in the allowance for loan losses in the consolidated statement of financial condition.

Loans on which interest accruals have been discontinued totaled approximately $1.1 billion at December 31, 2009 and $720.8 million at December 31, 2008. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $31.0 million, $18.2 million, and $6.8 million during 2009, 2008, and 2007, respectively.

The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during 2009 have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At December 31, 2009, TDRs totaled $710.3 million of which $272.3 million were non-accruing.

A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.

Impaired loans are as follows:

	December 31,
	2009	2008	2007

	(Dollars in thousands)

Impaired loans with no allowance for loan losses allocated(1)	$160,188	$77,332	$22,307
Impaired loans with allowance for loan losses allocated	891,022	373,424	112,044

Total impaired loans	$1,051,210	$450,756	$134,351

Amount of the allowance allocated to impaired loans	$172,741	$121,321	$34,937
Average investment in impaired loans	$796,112	$265,448	$70,582
Cash-basis interest income recognized during impairment(2)	$26,602	$10,601	$2,324

1)	Includes loans for which the principal balance has been charged down to net realizable value.

2)	Includes interest income recognized during the years ended December 31, 2009, 2008 and 2007, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Those impaired loans not requiring an allowance represent loans for which expected discounted cashflows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2009, approximately 61.82% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 8 —	Pledged Assets

The Company has pledged certain loans and securities to collateralize security repurchase agreements and lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis. The following table details pledged asset by asset class. The principal amount for pledged loans and the market value and range of maturities of pledged investments are presented:

	December 31, 2009	December 31, 2008
	Carrying	Carrying
	Value	Value

	(Dollars in thousands)

Securities trading
U.S. government sponsored agencies	$328,210	$517,731
Securities available for sale
U.S. government sponsored agencies	47,213	119,951
Non-agencies collateralized mortgage obligations	538,376	563,049
Loans
Mortgage loans	5,526,865	6,724,249
Second mortgage loans	194,319	254,480
HELOCs	286,602	354,076
Commercial loans	751,472	996,649

Totals	$7,673,057	$9,530,185

Note 9 —	Private-label Securitization Activity

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

The Company retains interests in the securitized mortgage loans and trusts, in the form of residual interests, transferor’s interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the consolidated statement of financial condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations. Transferor’s interests represent all of the remaining interest in the assets, which will equal the excess of the loan pool balance over the note principal balance and are comprised of the overcollateralization amount and additional balance increase amount. Transferor’s interests are included in loans held for investment in the consolidated statement of financial condition. Servicing assets represent the present value of future servicing cash flows expected to be received by the Company. These servicing assets are accounted for on an amortization method, and are included in mortgage servicing rights in the consolidated statement of financial condition.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “FSTAR 2005-1 HELOC Securitization”). In addition, each month draws on the home equity lines of credit in the trust established in the FSTAR 2005-1 HELOC Securitization are purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans (the “FSTAR 2006-1 Second Mortgage Securitization”) that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded.

The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302 million in home equity line of credit loans (the “FSTAR 2006-2 HELOC Securitization”). In addition, through November 2007, draws on the home equity lines of credit in the trust established in the 2006 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.

On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate second mortgage loans (the “FSTAR 2007-1 Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. On June 30, 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The residual interests are categorized as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations.

During 2009 and 2008, the Company did not engage in any private-label securitization activity.

Summary of Securitization Activity

Certain cash flows received from the securitization trusts were as follows:

	December 31,
	2009	2008	2007

	(Dollars in thousands)

Proceeds from new securitizations	$—	$—	$664,927
Proceeds from collections reinvested in securitizations	—	6,960	166,361
Servicing fees received	5,376	6,585	6,884
Loan repurchases for representations and warranties	30	1,501	642

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the year ended December 31, 2009 (dollars in thousands):

		2005-1		2006-2
	2005-1 at	Current	2006-2 at	Current
	Inception	Levels	Inception	Levels

		(Dollars in thousands)

HELOC Securitization
Number of loans	8,155	3,498	4,186	2,978
Aggregate principal balance	$600,000	$174,186	$302,182	$200,721
Average principal balance	$55	$50	$72	$67
Weighted average fully indexed interest rate	8.43%	5.95%	9.43%	6.98%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	67 months	112 months	81 months
Weighted average original credit score	722	720	715	720

		2006-1		2007-1
	2006-1 at	Current	2007-1 at	Current
	Inception	Levels	Inception	Levels

		(Dollars in thousands)

Second Mortgage Securitization
Number of loans	8,325	4,312	12,416	8,458
Aggregate principal balance	$398,706	$187,066	$622,100	$387,703
Average principal balance	$49	$43	$50	$46
Weighted average fully indexed interest rate	7.04%	6.96%	8.22%	8.13%
Weighted average original term	187 months	187 months	196 months	194 months
Weighted average remaining term	179 months	135 months	185 months	152 months
Weighted average original credit score	729	731	726	729

Residual Interests

HELOC Securitizations

FSTAR 2005-1. With respect to this securitization, the Company carried a residual interest of $2.1 million and $23.1 million as of December 31, 2009 and 2008, respectively. This transaction entered rapid amortization in the second quarter of 2008 as actual cumulative losses exceeded predetermined thresholds.

During the rapid amortization period, the Company will no longer be reimbursed by the trusts for draws on the home equity lines of credit until after the bondholders are paid off and the monoline insurer is reimbursed for amounts it is owed. Upon entering the rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor’s interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active.

FSTAR 2006-2. With respect to this securitization, as of December 31, 2009 and 2008, the residual interests had a fair value of $0. The fair value of the residual interest had been written down to $0 since the third quarter of 2008. This transaction entered rapid amortization in the fourth quarter of 2007.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Second Mortgage Securitizations

FSTAR 2006-1. With respect to this securitization, the residual interests had a fair value of $0 and $1.7 million at December 31, 2009 and 2008, respectively. The fair value of the residual interest had been written down to $0 since the second quarter of 2009.

FSTAR 2007-1. With respect to this securitization, the residual interests had a fair value of $0 at December 31, 2009 and 2008. The fair value of the residual interest had been written down to $0 since the fourth quarter of 2008.

At December 31, 2009 and 2008, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

	Fair Value
	at		Projected	Annual	Weighted —
	December 31,	Prepayment	Credit	Discount	Average Life
	2009	Speed	Losses	Rate	(in Years)

	(Dollars in thousands)

FSTAR 2005-1 HELOC Securitization	$2,057	7.0%	11.55%	20%	3.6
FSTAR 2006-2 HELOC Securitization	—	13.0%	12.43%	20%	4.3
FSTAR 2006-1 Second Mortgage Securitization	—	11.0%	39.30%	20%	3.7
FSTAR 2007-1 Second Mortgage Securitization	—	9.0%	20.61%	20%	6.2

	Fair Value
	at		Projected	Annual	Weighted —
	December 31,	Prepayment	Credit	Discount	Average Life
	2008	Speed	Losses	Rate	(in Years)

	(Dollars in thousands)

FSTAR 2005-1 HELOC Securitization	$23,102	9.0%	4.56%	20%	5.3
FSTAR 2006-2 HELOC Securitization	—	9.0%	14.57%	20%	5.9
FSTAR 2006-1 Second Mortgage Securitization	1,706	11.0%	4.26%	20%	5.5
FSTAR 2007-1 Second Mortgage Securitization	—	9.0%	7.30%	20%	7.2

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The table below sets forth key economic assumptions and the hypothetical sensitivity of the fair value of residual interests to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities. As the FSTAR 2005-1 HELOC securitization is the only securitization with remaining residual value, this is the only securitization represented for December 31, 2009 in the table below.

			Projected
	Fair	Prepayment	Credit	Discount
	Value	Speed	Losses	Rate

	(Dollars in thousands)

FSTAR 2005-1
Residual securities as of December 31, 2009	$2,057	7.0%	11.55%	20.0%
Impact on fair value of 10% adverse change in assumption		$—	$(1,445)	$—
Impact on fair value of 20% adverse change in assumption		$—	$(2,057)	$—

FSTAR 2005-1 and FSTAR 2006-2 HELOC Securitizations
Residual securities as of December 31, 2008	$23,102	9.0%	4.56%	20.0%
Impact on fair value of 10% adverse change in assumption		$22,469	$21,524	$21,883
Impact on fair value of 20% adverse change in assumption		$21,796	$19,980	$20,763

FSTAR 2006-1 and FSTAR 2007-1 Second Mortgage Securitizations
Residual securities as of December 31, 2008	$1,706	11.0%	4.26%	20.0%
Impact on fair value of 10% adverse change in assumption		$1,685	$1,282	$1,417
Impact on fair value of 20% adverse change in assumption		$1,661	$895	$1,182

Transferor’s Interests

Under the terms of the HELOC securitizations, the trusts have purchased and were initially obligated to pay for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor’s interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active. The table below identifies the draw contributions for each of the HELOC securitization trusts as well as the fair value of the transferor’s interests.

	At December 31,
Summary of Transferor’s	2009		2008
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2

Total draw contribution	$30,256	$48,105	$19,867	$37,252
Additional balance increase amount	$27,183	$38,571	$17,922	$33,964
Transferor’s interest ownership percentage	15.03%	18.39%	8.02%	12.31%
Fair value of transferor’s interests	$19,055	$—	$18,499	$32,143
Transferor’s interest reserve (ASC Topic 450)	$—	$7,287	$—	$—

FSTAR 2005-1. As of December 31, 2009, the Company had a carrying value of $19.1 million in transferor’s interest held in the Company’s loans held for investment portfolio. The Company determined that a liability in accordance with ASC Topic 450 “Contingencies” was not warranted because (i) there were no outstanding claims owed to the note insurer at that time, (ii) the Company continued to receive cash flows on the interest payments associated with the transferor’s interest, (iii) increases in transferor’s interests gave rise to increases in the cash inflow into the securitization trust that thereby improved the relative credit positions of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

all parties to the securitization, and (iv) the structure of the securitization provided for losses in the transaction to be shared equally, i.e., pari passu, among the parties rather than being borne solely or primarily by the Company. The securitization continues to have significant value in its residual and transferor’s interests and the note insurer has not been required to perform under its contract.

FSTAR 2006-2. At December 31, 2009, outstanding claims due to the note insurer were $43.1 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the carrying amount of the transferor’s interest was $0. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a SFAS 5 (now codified within ASC Topic 450, “Contingencies,”) liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $7.3 million remained at December 31, 2009. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100%.

There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provided for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the waterfall also increased. During the fourth quarter 2009, the excess spread, the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 100%, giving rise to our recording of the related liability at that time.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 100% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2009, the three- month rolling average draw rate was 2.80% of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.80% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws in December 2009 was 100%, the expected future draws equaled the potential future draw liability at that date.

As indicated above, the forecast uses a constant draw rate as a percentage of the current unfunded commitment that is based on historical observations and draw behavior. The forecast does not contemplate current inactive accounts becoming active and thereby becoming eligible for draw because the nature of the loans that do not currently generate transferor’s interests have characteristics that suggest an extremely low

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

likelihood of doing so in the future. Such loans are those in which the draw feature has been discontinued pursuant to the terms of the underlying loan agreement due to a credit-related deficiency of the borrower or due to a decline in the value of the related residential property serving as collateral.

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $21.8 million for FSTAR 2005-1 and $15.3 million for FSTAR 2006-2 at December 31, 2009). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2006-2 at December 31, 2009.

Expected Future
	Draws as % of	Expected		Potential
Unfunded	Unfunded	Future	Expected	Future
Commitments(1)	Commitments(2)	Draws(3)	Loss(4)	Liability(5)

(Dollars in thousands)

$15,252	47.8%	$7,287	100.00%	$7,287

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represents an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

The table below sets forth key assumptions and the hypothetical sensitivity of the value of the transferor’s interest liability to an immediate adverse change in any single key assumption. Changes in value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. The effect of a variation in a particular assumption on the value of the liability is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities. As the FSTAR 2006-2 HELOC securitization is the only securitization with a transferor’s interest liability, this is the only securitization represented in the table below.

Projected
		Projected	Unfunded
	Value	Draw Rate	Decline

(Dollars in thousands)

FSTAR 2006-2
Transferor’s Interest Liability as of December 31, 2009	$7,287	2.80%	(5.00)%
Impact on value of 10% adverse change in assumption		$—	$—
Impact on value of 20% adverse change in assumption		$—	$—

Unfunded Commitments

The table below identifies separately for each HELOC trust: (i) the notional amount of the unfunded commitment under the Company’s contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

equity line of credit with the Company, and (iii) the amount currently fundable because the underlying borrowers’ lines of credit are still active:

	At December 31, 2009
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)

Notional amount of unfunded commitments(1)	$43,569	$41,398	$84,967
Frozen or suspended unfunded commitments	$21,799	$26,146	$47,945
Unfunded commitments still active	$21,770	$15,252	$37,022

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the call provision of this securitization pool will be reached in 2015 and our exposure will be substantially mitigated at that time, based on prepayment speeds and losses in our cash flow forecast.

Credit Risk on Securitization

With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and draws (transferor’s interests) on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s transferor’s interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residual securities and unreimbursed draws will be diminished.

The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at December 31, 2009:

	2009		2008
		Balance of		Balance of
		Retained Assets		Retained Assets
	Total Loans	With Credit	Total Loans	With Credit
	Serviced	Exposure	Serviced	Exposure

		(Dollars in thousands)

Private-label securitizations	$949,677	$21,112	$1,202,643	$75,451

Total	$949,677	$21,112	$1,202,643	$75,451

Mortgage loans that have been securitized in private-label securitizations at December 31, 2009 and 2008 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below:

	Total Principal		Principal Amount		Credit Losses
	Amount of Loans		of Loans		(Net of Recoveries)
	Outstanding		60 Days or More Past Due		For the Years Ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008

	(Dollars in thousands)

Securitized mortgage loans	$949,677	$1,202,643	$74,844	$60,299	$140,656	$61,916

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 10 —	FHLBI Stock

The Company’s investment in FHLBI stock totaled $373.4 million at December 31, 2009 and 2008. As a member of the FHLBI, the Company is required to hold shares of FHLBI stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 1/20th of its FHLBI advances, whichever is greater. Dividends received on the stock equaled $6.2 million, $18.0 million, and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These dividends were recorded in the consolidated statement of operations as other fees and charges.

Note 11 —	Repossessed Assets

Repossessed assets include the following:

	December 31,
	2009	2008

	(Dollars in thousands)

One-to-four family properties	$126,373	$88,853
Commercial properties	50,595	20,444

Repossessed assets	$176,968	$109,297

Note 12 —	Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows:

	Estimated	December 31,
	Useful Lives	2009	2008

		(Dollars in thousands)

Land	—	$88,996	$88,599
Office buildings	31.5 years	158,179	153,366
Computer hardware and software	3 — 5 years	100,248	102,778
Furniture, fixtures and equipment	5 — 7 years	83,180	83,815
Automobiles	3 years	320	319

Total		430,923	428,877
Less accumulated depreciation		(191,605)	(182,648)

		$239,318	$246,229

Depreciation expense amounted to approximately $18.5 million, $20.7 million, and $20.5 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $10.1 million, $11.8 million, and $9.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following outlines the Company’s minimum contractual lease obligations as of:

December 31, 2009
(Dollars in thousands)

2010	$6,606
2011	4,018
2012	2,939
2013	1,874
2014	1,546
Thereafter	3,770

Total	$20,753

Note 13 —	Mortgage Servicing Rights

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

Changes in the carrying value of residential MSRs, accounted for at fair value, were as follows:

	For the Year
	Ended
	December 31,
	2009	2008

	(In thousands)

Balance at beginning of period	$511,294	$402,243
Cumulative effect of change in accounting	—	43,719
Additions from loans sold with servicing retained	336,240	358,111
Reductions from bulk sales	(124,147)	—
Changes in fair value due to:
Payoffs(a)	(126,557)	(56,614)
All other changes in valuation inputs or assumptions(b)	52,303	(236,165)

Fair value of MSRs at end of period	$649,133	$511,294

Unpaid principal balance of residential mortgage loans serviced for others	$55,572,225	$54,666,862

(a)	Represents decrease in MSR value associated with loans that paid off during the period.

(b)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

For the Year
Ended
December 31, 2007
(In thousands)

Balance at beginning of period	$167,154
Additions from loans sold with servicing retained	338,000
Amortization	(75,178)
Sales	(27,733)

Carrying value before valuation allowance at end of period	402,243

Valuation allowance
Balance at beginning of period	(449)
Impairment recoveries (provisions)	422

Balance at end of period	(27)

Net carrying value of MSRs at end of period	$402,216

Unpaid principal balance of residential mortgage loans serviced for others	$31,082,326

Fair value of residential MSRs:
Beginning of period	$190,875

End of period	$446,064

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

The key economic assumptions used in determining the fair value of MSRs capitalized during the year ended December 31, 2009, 2008 and 2007 periods were as follows:

	For the Year Ended December 31,
	2009	2008	2007

Weighted-average life (in years)	5.6	6.5	6.1
Weighted-average constant prepayment rate (CPR)	23.0%	13.2%	17.1%
Weighted-average discount rate	8.3%	9.4%	9.6%

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	December 31,
	2009	2008	2007

Weighted-average life (in years)	5.9	5.1	5.4
Weighted-average (CPR)	13.8%	24.0%	16.3%
Weighted-average discount rate	8.9%	8.7%	9.2%

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

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Year Ended December 31,
	2009	2008	2007

	(In thousands)

Consumer servicing assets
Balance at beginning of period	$9,469	$11,914	$6,846
Addition from loans securitized with servicing retained	—	116	8,234
Amortization	(2,420)	(2,561)	(3,166)

Carrying value before valuation allowance at end of period	7,049	9,469	11,914

Valuation allowance
Balance at beginning of period	—	(144)	(150)
Impairment recoveries (charges)	(3,808)	144	6

Balance at end of period	(3,808)	—	(144)

Net carrying value of servicing assets at end of period	$3,241	$9,469	$11,770

Unpaid principal balance of consumer loans serviced for others	$949,677	$1,203,345	$1,405,011

Fair value of servicing assets:
Beginning of period	$12,284	$11,861	$6,757

End of period	$3,523	$12,284	$11,861

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	December 31,
	2009	2008	2007

Weighted-average life (in years)	2.9	4.8	2.7
Weighted-average discount rate	11.7%	11.9%	11.9%

The tables below set forth key economic assumptions and the hypothetical sensitivity of the fair value of servicing assets to an immediate adverse change in any single key assumption. Changes in fair value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the servicing assets is calculated without changing any other assumptions. In practice, changes in one factor may result in changes in other factors, such as increases in prepayment speeds that may magnify or counteract sensitivities. The dollar impacts on the servicing asset in the table below represents decreases to the value of the respective assets.

			Projected
	Fair	Prepayment	Credit
	Value	Speed	Losses	Discount Rate

	(Dollars in thousands)

HELOC Securitizations
Servicing asset as of December 31, 2009	$1,673	9.40%	20.84%	11.56%
Impact on fair value of 10% adverse change of assumptions		$(30)	$(244)	$(27)
Impact on fair value of 20% adverse change of assumptions		$(60)	$(474)	$(53)
Second Mortgage Securitizations
Servicing asset as of December 31, 2009	$1,850	10.66%	17.69%	11.84%
Impact on fair value of 10% adverse change of assumptions		$(40)	$(392)	$(31)
Impact on fair value of 20% adverse change of assumptions		$(79)	$(757)	$(62)

Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations.

	For The Year
	Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Residential real estate	$152,732	$141,975	$79,955
Consumer	5,570	6,497	7,063

Total	$158,302	$148,472	$87,018

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 14 —	Other Assets

Other assets are comprised of the following:

	December 31,
	2009	2008

	(Dollars in thousands)

Repurchased assets with government insurance	$826,349	$83,709
Repurchased assets without government insurance	45,697	16,454
Derivative assets, including margin accounts	202,436	93,686
Escrow advances	102,372	56,542
Tax assets, net	77,442	181,601
Other	77,601	72,742

Total other assets	$1,331,897	$504,734

Other assets increased $0.8 billion, or 163.9%, to $1.3 billion at December 31, 2009 from $0.5 billion at December 31, 2008. We sell a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. A significant portion of these are government-guaranteed or insured loans that are repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders after a specified delinquency period. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to claim filing guidelines. The balance of such loans held by us was $826.3 million at December 31, 2009 and $83.7 million at December 31, 2008. The balance has increased substantially year over year due to the growth in our government lending area throughout 2007 and 2008 combined with the increase in the default levels within the marketplace.

Note 15 —	Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2009	2008

	(Dollars in thousands)

Demand accounts	$546,218	$416,920
Savings accounts	724,278	407,501
Money market demand accounts	630,358	561,909
Certificates of deposit	3,546,617	3,967,985

Total retail deposits	5,447,471	5,354,315
Demand account	263,085	31,931
Savings account	81,625	56,388
Certificate of deposit	212,785	509,319

Total government deposits	557,495	597,638
National accounts	2,017,080	1,353,558
Company controlled deposits	756,423	535,494

Total deposits	$8,778,469	$7,841,005

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2009 and 2008, were approximately $1.0 billion and $0.7 billion, respectively.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000:

	December 31,
	2009	2008

	(Dollars in thousands)

Three months or less	$349,778	$446,885
Over three months to six months	229,697	300,594
Over six months to twelve months	598,906	560,648
One to two years	273,548	297,490
Thereafter	196,120	135,722

Total	$1,648,049	$1,741,339

Note 16 —	FHLBI Advances

The portfolio of FHLBI advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding:

	December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)

Fixed rate putable advances	$2,150,000	4.02%	$2,150,000	4.02%
Short-term fixed rate term advances	—	—	650,000	4.79%
Long-term fixed rate term advances	1,750,000	4.61%	2,400,000	4.55%

Total	$3,900,000	4.29%	$5,200,000	4.36%

The portfolio of putable FHLBI advances held by the Company matures in 2012 and 2013 and may be called by the FHLBI with at least a four business day notice. During 2010 and thereafter, the FHLBI may call the putable advances.

In the fourth quarter of 2009, the Company prepaid $650 million in higher cost advances as part of its balance sheet management. The Company paid a $16.4 million penalty to prepay these advances, which was recorded to loss on extinguishment of FHLBI debt on the consolidated statement of operations.

The following indicates certain information related to the FHLBI advances:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Maximum outstanding at any month end	$5,369,000	$6,207,000	$6,392,000
Average balance	4,926,824	5,660,083	5,847,888
Average interest rate	4.33%	4.32%	4.64%

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following outlines the Company’s FHLBI advance final maturity dates as of December 31, 2009:

December 31, 2009
(Dollars in millions)

2010	$—
2011	500
2012	2,150
2013	750
2014	250
Thereafter	250

Total	$3,900

The Company has the authority and approval from the FHLBI to utilize a total of $7.0 billion in collateralized borrowings. At December 31, 2009, the line was collateralized to $4.2 billion. Pursuant to collateral agreements with the FHLBI, advances are collateralized by non-delinquent single-family residential mortgage loans, second mortgages and investment securities.

Note 17 —	Security Repurchase Agreements

The following table presents security repurchase agreements outstanding:

	At December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)

Security repurchase agreements	$108,000	4.27%	$108,000	4.27%

These repurchase agreements mature in September 2010. At December 31, 2009 and 2008, security repurchase agreements were collateralized by $109.7 million and $117.9 million of securities classified as available for sale, respectively.

The following table indicates certain information related to the security repurchase agreements:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Maximum outstanding at any month end	$108,000	$108,000	$1,793,026
Average balance	108,000	108,000	954,772
Average interest rate	4.27%	4.27%	5.39%

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 18 —	Long Term Debt

The following table presents long-term debt:

	December 31,
	2009	2008

	(Dollars in thousands)

Junior subordinated notes related to trust preferred securities
Floating 3 month LIBOR plus 3.25%(1) (3.50% and 4.72% at December 31, 2009 and 2008, respectively), matures 2032	$25,774	$25,774
Floating 3 month LIBOR plus 3.25%(2) (3.53% and 8.07% at December 31, 2009 and 2008, respectively), matures 2033	25,774	25,774
Floating 3 month LIBOR plus 3.25%(2) (3.50% and 4.72% at December 31, 2009 and 2008, respectively), matures 2033	25,780	25,780
Floating 3 month LIBOR plus 2.00% (2.28% and 6.82% at December 31, 2009 and 2008, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 2.00% (2.28% and 6.82% at December 31, 2009 and 2008, respectively), matures 2035	25,774	25,774
Fixed 6.47%(3), matures 2035	51,547	51,547
Floating 3 month LIBOR plus 1.50%(4) (1.78% and 6.32% at December 31, 2009 and 2008, respectively), matures 2035	25,774	25,774
Floating 3 month LIBOR plus 1.45% (1.70% and 3.45% at December 31, 2009 and 2008, respectively), matures 2037	25,774	25,774
Floating 3 month LIBOR plus 2.50% (2.75% and 4.50% at December 31, 2009 and 2008, respectively), matures 2037	15,464	15,464
Fixed 10.00%(5), matures 2039	51,547	—

Subtotal	298,982	247,435
Other Debt
Fixed 7.00% due 2013	1,200	1,225

Total long-term debt	$300,182	$248,660

(1)	The securities are currently callable by the Company.

(2)	In 2008, the callable date, the rate converted to a variable rate equal to three month LIBOR plus 3.25%, adjustable quarterly. The securities are callable by the Company.

(3)	In 2010, the callable date, the rate converts to a variable rate equal to three month LIBOR plus 2.00% adjustable quarterly. The securities are callable by the Company after March 31, 2010.

(4)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company is required to pay 4.33% fixed rate on a notional amount of $25 million and will receive a floating rate equal to three month LIBOR. The swap matures on October 7, 2010. The securities are callable by the Company after October 7, 2010.

(5)	Convertible in whole or in part on April 1, 2010 into shares of the Company’s common stock. The number of shares of common stock to be issued for each convertible trust security is equal to 1,000 divided by the adjusted stock price. The adjusted stock price, in turn, is equal to 90% of the volume-weighted average closing price of the Company’s common stock from February 1, 2009 to the date of conversion, subject to a floor of $0.80 per share, a ceiling of $2.00 per share and other adjustments that are described in greater detail in the transaction documents. The conversion rights terminate if they are not exercised by MP Thrift on April 1, 2010. Callable by the Company beginning 2011.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates) as of December 31, 2009:

December 31, 2009
(Dollars in thousands)

2010	$25
2011	25
2012	25
2013	1,125
2014	—
Thereafter	298,982

Total	$300,182

Note 19 —	Income Taxes

Federal

Total federal income tax provision (benefit) is allocated as follows:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Provision (benefit) from operations	$55,008	$(147,960)	$(19,589)
Stockholders’ equity, for the tax effect of other comprehensive loss	18,027	(37,823)	(8,979)
Stockholders’ equity, for the tax effect of stock-based compensation	466	205	25

	$73,501	$(185,578)	$(28,543)

Components of the benefit for federal income taxes from operations consist of the following:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Current (benefit) provision	$(331)	$(4,153)	$(58,308)
Deferred (benefit) provision	55,339	(143,807)	38,719

	$55,008	$(147,960)	$(19,589)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Benefit at statutory federal income tax rate (35)%	$(154,585)	$(148,276)	$(20,585)
Increases resulting from:
Valuation allowance	201,035	—	—
Warrant expense	8,168	—	—
Other	390	316	996

Provision (benefit) at effective federal income tax rate	$55,008	$(147,960)	$(19,589)

Deferred income tax assets and liabilities at December 31, 2009 and 2008 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2009	2008

	(Dollars in thousands)

Deferred tax assets:
Allowance for loan and other losses	$270,779	$157,777
Tax loss carry forwards (expiration dates 2028 and 2029)	149,452	75,061
Non-accrual interest revenue	20,814	6,769
Premises and equipment	6,226	5,622
Alternative minimum tax credit carry forwards (indefinite carryforward period)	5,211	5,211
Accrued vacation pay	2,125	2,098
Mark-to-market adjustments	—	6,709
Other	8,065	8,564

	462,672	267,811
Valuation allowance	(201,035)	—

	261,637	267,811

Deferred tax liabilities:
Mortgage loan servicing rights	(208,702)	(155,622)
Loan securitizations	(23,655)	(7,918)
Mark-to-market adjustments	(21,477)	—
Federal Home Loan Bank stock dividends	(6,624)	(8,202)
State income taxes	(1,151)	(4,267)
Other	(28)	(3)

	(261,637)	(176,012)

Net deferred tax asset	$—	$91,799

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company incurred federal net operating loss carry forwards of $206.5 million and $220.5 million in calendar years 2008 and 2009, respectfully. These carry forwards, if unused, expire in calendar years 2028 and 2029.

The Company has not provided deferred income taxes for the Bank’s pre-1988 tax bad debt reserve of approximately $4.0 million because it is not anticipated that this temporary difference will reverse in the foreseeable future. Such reserves would only be taken into taxable income if the Bank, or a successor institution, liquidates, redeems shares, pays dividends in excess of earnings and profits, or ceases to qualify as a bank for tax purposes.

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

In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2007, 2008, and 2009, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result of the Company’s analysis a $201.0 million valuation allowance against its net deferred tax assets with the resulting charge to earnings amounting to $196.9 million was recorded. The remaining $4.1 million is the federal tax effect of the charge to other taxes for the state valuation allowance, discussed below. This effect did not impact earnings.

The details of the net tax asset recorded as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

	(Dollars in thousands)

Current tax loss carryback claims	$76,603	$80,567
Other current, net	(703)	(1,815)

Current tax asset	75,900	78,752
Net deferred tax asset	—	91,799

Net tax asset	$75,900	$170,551

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of December 31, 2009, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2005 and was in process of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

examining taxable years ending December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands)

Balance at January 1,	$421	$6,104
Additions to tax positions recorded during the current year	1,459	12
Additions to tax positions recorded during prior years	—	82
Reductions to tax positions recorded during prior years	—	—
Settlements	(230)	(5,777)
Reductions in tax positions due to lapse of statutory limitations	(157)	—

Balance at December 31,	$1,493	$421

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the year ended December 31, 2009, the Company recognized interest expense of approximately $528,000 and approximately $84,000 of penalty expense in its statement of operations and statement of financial condition, respectively. Approximately $1.4 million of the above tax positions are expected to reverse during the next 12 months, of which $1.3 million relates to state tax controversies expected to be settled on resolution of a state tax audit. The balance is attributable to various items which will reverse on lapse of statutory limitations.

State

The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the consolidated statement of operations under non-interest expense-other taxes.

State tax benefits are as follows:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

State tax benefits	$(15,065)	$(10,457)	$(5,273)
Valuation allowance	25,700	9,232	—

Net expense (benefits)	$10,635	$(1,225)	$(5,273)

State deferred tax assets are as follows:

	December 31,
	2009	2008

	(Dollars in thousands)

Tax loss carryforwards (expiration dates through 2029)	$27,456	$18,486
Temporary differences, net	7,577	2,621

	35,033	21,107
Valuation allowance	(35,033)	(9,232)

Net deferred state tax assets	$—	$11,875

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

For reasons discussed above in the Federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets of $35.0 million as of December 31, 2009 and $9.2 million as of December 31, 2008.

Note 20 —	Warrant Liabilities

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 14,259,794 shares of the Company’s common stock at $0.62 per share. The holders of such warrants are entitled to acquire the Company’s common shares for a period of ten years. During the year ended December 31, 2009, 3,148,393 shares of the Company’s common stock have been issued upon exercise of certain May Investor Warrants. At December 31, 2009, the May Investors hold 11,111,401 warrants.

Based on management’s analysis, the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. Since the inception on January 30, 2009 through December 31, 2009, the Company marked these warrants to market which resulted in an increase in the liability of $1.4 million. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. The Company will mark the May Investor Warrants to market quarterly until exercised.

At December 31, 2009, the Company’s liability to warrant holders amounted to $5.1 million. This amount relates to the liability for the May Investor Warrants. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.

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

During the first quarter 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued common shares. As described in Note 26, “Stockholders’ Equity,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized common shares, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense under general and administrative.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 21 —	Secondary Market Reserve

The following table shows the activity in the secondary market reserve:

	For the Years Ended December 31,
	2009	2008	2007

	(Dollars in thousands)

Balance, beginning of period,	$42,500	$27,600	$24,200
Provision
Charged to gain on sale for current loan sales	26,470	10,375	9,899
Charged to other fees and charges for changes in estimates	75,627	17,009	3,699

Total	102,097	27,384	13,598
Charge-offs, net	(78,597)	(12,484)	(10,198)

Balance, end of period	$66,000	$42,500	$27,600

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. While the ultimate amount of repurchases and claims is uncertain, management believes that reserves are adequate.

Note 22 —	Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $16,500 for 2009, $15,500 for 2008 and $15,500 for 2007. Participants who were 50 years old or older prior to the end of the year could make additional “catch-up” contributions of up to $5,500, $5,000, and $5,000 for 2009, 2008, and 2007, respectively. The Company provided a matching contribution which was discontinued October 1, 2009 of up to 3% of an employee’s annual compensation up to a maximum of $7,350. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2009, 2008, and 2007 were approximately $2.9 million, $4.5 million, and $3.3 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 23 —	Private Placement

The Company entered into purchase agreements with seven institutional investors, and two former officers of the Company effective May 16, 2008. Pursuant to the terms of the purchase agreements, the Company raised, in aggregate, approximately $100 million in cash or $94 million net of placement agent and legal fees, through direct sales to investors of the Company.

Under the terms of the purchase agreements, institutional investors purchased 11,365,000 shares of the Company’s common stock at $4.25 per share, and the two former officers purchased 635,000 shares of the Company’s common stock at $5.88 per share. Additionally, the Company issued 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock to the institutional investors at a purchase price and liquidation preference of $1,000 per share. Upon approval by the Company’s stockholders, the preferred shares automatically converted into 11,289,878 shares of the Company’s common stock at a conversion price of $4.25 per share.

The offering was finalized on May 19, 2008, whereby a total of approximately $100 million of gross proceeds, or $94 million in net proceeds, was received. The Company invested $72.0 million into the Bank for working capital purposes and the remaining $22.0 million remained at the Company to be used to service long term debt payments.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

A Special Meeting of Stockholders to vote on the approval of the conversion of the preferred shares to common shares was held on August 12, 2008. On that date, the stockholders approved the conversion of the Company’s mandatory convertible non-cumulative perpetual preferred stock into the Company’s common stock. The preferred stock automatically converted into shares of common stock as a result.

The May Investors were granted warrants in connection with the consummation of the TARP transaction, which is further described in Note 20.

Note 24 —	Contingencies and Commitments

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

A summary of the contractual amount of significant commitments is as follows:

	December 31,
	2009	2008

	(Dollars in thousands)

Commitments to extend credit:
Mortgage loans	$1,419,000	$6,250,000
HELOC trust commitments	85,000	122,000
Standby and commercial letters of credit	48,000	95,000

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, “Derivatives and Hedging”. Changes to

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

the fair value of these commitments as a result of changes in interest rates are recorded on the statement of financial condition as either an other asset or other liability. The commitments related to mortgage loans are included in mortgage loans in the above table.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 29.

The Company has unfunded commitments under its contractual arrangement with the HELOC Securitization trusts to fund future advances on the underlying home equity lines of credit. Refer to further discussion of this issue as presented in Note 9 — Private-label Securitization Activity.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $4.5 million at December 31, 2009 and $20.0 million at December 31, 2008.

Note 25 —	Regulatory Capital Requirements

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

On January 27, 2010, the Company and the Bank separately entered into supervisory agreements with the OTS. See Note 2 — Recent Development — Supervisory Agreements. The Company and the Bank believe they have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the supervisory agreements, and do not believe that the supervisory agreements will preclude them from executing on their business plan, including achieving our goals of asset growth, additional full service bank branches and the origination of commercial loans to small businesses.

To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

with the OTS. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2009
Tangible capital (to tangible assets)	$866,384	6.19%	$210,058	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	866,384	6.19%	560,154	4.0%	$700,192	5.0%
Tier I capital (to risk weighted assets)	864,327	10.39%	N/A	N/A	499,246	6.0%
Total capital (to risk weighted assets)	971,626	11.68%	665,662	8.0%	832,077	10.0%
As of December 31, 2008
Tangible capital (to tangible assets)	$702,819	5.0%	$212,849	1.5%	N/A	N/A
Core capital (to adjusted tangible assets)	702,819	5.0%	567,598	4.0%	$709,498	5.0%
Tier I capital (to risk weighted assets)	679,717	7.8%	N/A	N/A	521,016	6.0%
Total capital (to risk weighted assets)	790,036	9.1%	694,688	8.0%	868,360	10.0%

Note 26 —	Stockholder’s Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2009 is summarized as follows:

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital

	(Dollars in thousands)

Series B — convertible	—	—	—	$—	$—
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	3	243,778

				$3	$243,778

On January 30, 2009, MP Thrift purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock (the “Preferred Stock”) for $250 million. Such preferred shares were to automatically convert at $0.80 per share into 312.5 million shares of the Company’s common stock upon stockholder approval authorizing additional shares of common stock. Also on January 30, 2009, the Company entered into a closing agreement with MP Thrift pursuant to which the Company agreed to sell to MP Thrift an additional $50 million of convertible preferred stock substantially in the form of the Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MP Thrift (the “Additional Preferred Stock”). On February 17, 2009, MP Thrift acquired the first $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. On February 27, 2009, MP Thrift acquired the second $25 million of the Additional Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Preferred Stock with a conversion price of $0.80 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Preferred Stock and the 50,000 shares of Additional Preferred Stock were automatically converted into an aggregate of 375 million shares of the Company’s common stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Preferred Stock and Additional Preferred Stock, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

On June 30, 2009, MP Thrift acquired $50 million of trust preferred securities pursuant to which the Company issued 50,000 shares that are convertible into common stock at the option of MP Thrift on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $0.80 and maximum of $2.00. If the trust preferred securities are not converted, they will remain outstanding perpetually unless redeemed by us at any time after January 30, 2011.

On January 27, 2010, MP Thrift exercised its rights to purchase 422,535,212 shares of the Company common stock for approximately $300 million in an earlier rights offering to purchase up to 704,234,180 shares of common stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date and entitled the holder to purchase one share of common stock at the subscription price of $0.71. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 806,950 shares of common stock, which means, in the aggregate, the Company issued 423,342,162 shares of common stock in the rights offering for approximately $300.6 million.

Accumulated Other Comprehensive Loss

The following table sets forth the ending balance in accumulated other comprehensive loss for each component:

	December 31,
	2009	2008	2007

	(Dollars in thousands)

Net unrealized gain on derivatives used in cash-flow hedges	$—	$—	$236
Net unrealized loss on securities available for sale	(48,263)	(81,742)	(11,731)

Ending balance	$(48,263)	$(81,742)	$(11,495)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	December 31,
	2009	2008	2007

	(Dollars in thousands)

Gain (reclassified to earnings) on interest rate swap extinguishment	$—	$—	$(155)
Related tax expense	—	—	54
Unrealized loss on derivatives used in cash-flow hedging relationships	—	—	(11,377)
Related tax benefit	—	—	3,981
Reclassification adjustment for losses included in earnings relating to cash flow hedging relationships	—	—	5,290
Related tax benefit	—	—	(1,851)
Gain (reclassified to earnings) on interest rate swap derecognition	—	(363)	—
Related tax expense	—	127	—
Gain (reclassified to earnings) on sales of securities available for sale	(8556)	(5,019)	—
Related tax expense	2,995	1,757	—
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments — debt and equity securities — other-than- temporary impairments	(50,638)	—	—
Related tax benefit	17,724	—	—
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale	20,747	62,370	—
Related tax benefit	(7,261)	(21,829)	—
Unrealized gain (loss) on securities available for sale	89,953	(165,061)	(19,414)
Related tax (benefit) expense	(31,485)	57,771	6,795

Change	$33,479	$(70,247)	$(16,677)

Note 27 —	Concentrations of Credit

Properties collateralizing mortgage loans held for investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2009	2008

California	28.6%	27.7%
Florida	14.3	13.5
Michigan	10.9	10.7
Washington	5.0	5.3
Arizona	4.1	4.3
Colorado	2.9	3.3
Texas	2.9	3.0
All other states(1)	31.3	32.2

	100.0%	100.0%

(1)	No other state contains more than 3.0% of the total.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2009, 52.9%, is collateralized by properties located in Michigan. At December 31, 2008, the Company’s commercial real estate portfolio in Michigan was 54.0% of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of nonpayment or realization:

(a) Hybrid or ARM loans that are subject to future payment increases

(b) Option power ARM loans that permit negative amortization

(c) Loans under a. or b. above with loan-to-value ratios above 80%

The following table details the unpaid principal balance of these loans at December 31, 2009:

Held for Investment
Portfolio Loans
(Dollars in thousands)

Amortizing hybrid ARMs
3/1 ARM	$244,042
5/1 ARM	860,947
7/1 ARM	51,375
Interest only hybrid ARMs
3/1 ARM	355,342
5/1 ARM	1,555,728
7/1 ARM	156,481
Option power ARMs	95,039
All other ARMs	207,492

$3,526,446

Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Principal Outstanding
At December 31, 2009
(Dollars in thousands)

Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$474,721
> 90%< = 100%	154,484
> 100%	12,152

$641,357

Note 28 —	Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions were made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and did not, in management’s opinion, involve more than normal risk of collectability or present other unfavorable features. At December 31, 2009, the balance of the loans attributable to directors and principal officers totaled approximately $930,000, with the unused lines of credit totaling approximately $19,500. At December 31, 2008, the balance of the loans attributable to directors and principal

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

officers totaled $2.9 million, with the unused lines of credit totaling $4.9 million. During 2009 and 2008, the Company purchased $52.4 million and $68.7 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business. As of December 31, 2009, no directors or executive officers were affiliated with any correspondents or brokers.

Note 29 —	Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2009 and 2008:

— Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;
— Rate lock commitments;
— Interest rate swap agreements; and
— U.S. Treasury futures and options

The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $20.5 million, $4.7 million, and $4.4 million for the years ended December 31, 2009, 2008, and 2007 respectively, on its hedging activity relating to loan commitments and loans held for sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized ($70.7) million and $100.7 million for the years ended December 31, 2009 and 2008, respectively, on MSR fair value hedging activities.

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

The Company had the following derivative financial instruments:

	December 31, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates

	(Dollars in thousands)

Mortgage Banking Derivatives:
Rate lock commitments	$1,418,730	$10,061	2010
Forward agency and loan sales	3,007,252	27,764	2010
Mortgage servicing rights:
U.S. Treasury and agency futures	4,900,000	(49,228)	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(747)	2010

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	December 31, 2008
	Notional	Fair	Expiration
	Amounts	Value	Dates

	(Dollars in thousands)

Mortgage Banking Derivatives:
Rate lock commitments	$6,250,222	$78,613	2009
Forward agency and loan sales	5,216,903	(61,256)	2009
Mortgage servicing rights:
U.S. Treasury and agency futures	2,885,000	60,813	2009
U.S. Treasury options	1,000,000	17,219	2009
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(1,280)	2010

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

Note 30 —	Segment Information

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

Following is a presentation of financial information by business segment for the period indicated:

	As of or for the Year Ended December 31, 2009
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(Dollars in thousands)

Net interest income	$127,117	$84,423	$—	$211,540
Net (loss) gain on sale revenue	8,556	503,226	—	511,781
Other (loss) income	37,416	(25,912)	—	11,505

Total net interest income and non-interest income	173,089	561,737	—	734,826
Loss before federal income taxes	(644,861)	203,191	—	(441,670)
Depreciation and amortization	8,528	13,202	—	21,730
Capital expenditures	12,346	9,234	—	11,580
Identifiable assets	12,791,708	4,071,623	(2,850,000)	14,013,331
Inter-segment income (expense)	110,588	(110,588)	—	—

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	As of or for the Year Ended December 31, 2008
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

		(Dollars in thousands)

Net interest income	$160,589	$61,936	$—	$222,525
Net gain on sale revenue	(57,352)	137,674	—	80,322
Other income	43,383	6,418	—	49,801

Total net interest income and non-interest income	146,620	206,028	—	352,648
Loss before federal income taxes	(353,740)	(69,627)	—	(423,367)
Depreciation and amortization	9,365	15,422	—	24,787
Capital expenditures	10,814	18,421	—	29,235
Identifiable assets	13,282,214	3,101,443	(2,180,000)	14,203,657
Inter-segment income (expense)	76,088	(76,088)	—	—

	As of or for the Year Ended December 31, 2007
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(Dollars in thousands)

Net interest income	$99,984	$109,894	$—	$209,878
Net gain on sale revenue	—	64,928	—	64,928
Other income	27,868	24,319	—	52,187

Total net interest income and non-interest income	127,852	199,141	—	326,993
(Loss) earnings before federal income taxes	(74,247)	15,433	—	(58,814)
Depreciation and amortization	13,979	88,986	—	102,965
Capital expenditures	24,318	14,528	—	38,846
Identifiable assets	15,013,093	4,188,002	(3,410,000)	15,791,095
Inter-segment income (expense)	130,808	(130,808)	—	—

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 31 —	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that could then share in the loss of the Company.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following are reconciliations of the numerator and denominator of the basic and diluted loss per share (“EPS”) calculation:

	For the Year Ended December 31, 2009
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic loss	$(513,802)	317,656	$(1.62)
Effect of options	—	—	—

Diluted loss	$(513,802)	317,656	$(1.62)

In 2009, the Company had 964,316 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2008
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic loss	$(275,407)	72,153	$(3.82)
Effect of options	—	—	—

Diluted loss	$(275,407)	72,153	$(3.82)

In 2008, the Company had 2,374,965 options that were classified as anti-dilutive and were excluded from the EPS calculations.

	For the Year Ended December 31, 2007
	Earnings	Average Shares	Per Share
	(Numerator)	(Denominator)	Amount
	(Dollars in thousands, except per share data)

Basic loss	$(39,225)	61,152	$(0.64)
Effect of options	—	357	—

Diluted earnings	$(39,225)	61,509	$(0.64)

In 2007, the Company had 2,376,062 options that were classified as anti-dilutive and were excluded from the EPS calculations.

Note 32 —	Stock-Based Compensation

In 1997, Flagstar’s board of directors adopted resolutions to implement various stock option and purchase plans and incentive compensation plans in conjunction with the public offering of common stock. On May 26, 2006, the Company’s stockholders approved the Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan consolidates, amends and restates the Company’s 1997 Employees and Directors Stock Option Plan, its 2000 Stock Incentive Plan, and its 1997 Incentive Compensation Plan (each, a “Prior Plan”). Awards still outstanding under any of the Prior Plans will continue to be governed by their respective terms. Under the 2006 Plan, key employees, officers, directors and others expected to provide significant services to the Company and its affiliates are eligible to receive awards. Awards that may be granted under the 2006 Plan include stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards.

Under the 2006 Plan, the exercise price of any award granted must be at least equal to the fair market value of the Company’s common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

the board of directors in the applicable agreement. Stock appreciation rights expire seven years from the date of grant unless otherwise provided by the compensation committee of the board of directors.

During 2009, 2008 and 2007, compensation expense recognized related to the 2006 Plan totaled $0.6 million, $1.4 million and $1.3 million, respectively.

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2009	2008	2007

Options outstanding, beginning of year	2,374,965	2,697,997	3,029,737
Options granted	—	—	—
Options exercised	—	(18,876)	(15,440)
Options canceled, forfeited and expired	(1,410,649)	(304,156)	(316,300)

Options outstanding, end of year	964,316	2,374,965	2,697,997

Options exercisable, end of year	964,316	2,374,590	2,694,747

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was none, $0.1 million and $0.1 million, respectively. Additionally, there was no aggregate intrinsic value of options outstanding and exercisable at December 31, 2009.

	Weighted Average Exercise Price
	2009	2008	2007

Options outstanding, beginning of year	$14.31	$14.04	$13.79
Options granted	—	—	—
Options exercised	—	4.07	4.46
Options canceled, forfeited and expired	14.44	12.58	12.08

Options outstanding, end of year	$14.13	$14.31	$14.04

Options exercisable, end of year	$14.13	$14.31	$14.04

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average	Weighted
	Outstanding at	Remaining	Average	Number Exercisable	Weighted Average
	December 31,	Contractual Life	Exercise	at December 31,	Exercise
Range of Grant Price	2009	(Years)	Price	2009	Price

$ 1.76 - 1.96	118,619	0.5	$1.78	118,619	$1.78
5.01	41,678	1.39	5.01	41,678	5.01
11.80 - 12.27	468,283	2.68	11.94	468,283	11.94
15.23	4,500	2.58	15.23	4,500	15.23
19.35	11,429	5.4	19.35	11,429	19.35
20.02 - 20.73	95,848	4.48	20.60	95,848	20.60
22.68 - 24.72	223,959	3.75	23.88	223,959	23.88

	964,316			964,316

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

At December 31, 2009, options available for future grants were 28,010,614. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2010.

Cash-settled Stock Appreciation Rights

The Company did not issue any cash-settled stock appreciation rights (“SAR”) during the year ended December 31, 2009.

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the SAR it issued during the year ended December 31, 2008: dividend yield of 0.0%; expected volatility of 138.8%; a risk-free rate of 1.3%; and an expected life of four years.

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

			Weighted —
		Weighted	Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2008	1,315,599	$10.47	$0.34
Granted	—	—	—
Vested	(402,677)	11.36	0.11
Forfeited	(526,307)	10.23	0.12

Non-vested balance at December 31, 2009	386,615	9.86	0.12

The Company recognized (income) expense of ($135,000) ($88,000 net of tax), ($33,000) ($21,000 net of tax) and $42,000 ($27,000 net of tax) with respect to SARs during 2009, 2008 and 2007, respectively. At December 31, 2009, the non-vested SARs have a total compensation cost of approximately $46,000 expected to be recognized over the weighted average remaining vesting period of approximately two years.

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 50% increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2009, the maximum number of shares of common stock that may be issued under the 2006 Plan as the result of any grants is 50,802,243 shares. The Company incurred expenses of approximately $0.4 million, $1.4 million, and $1.1 million with respect to restricted stock units during 2009, 2008 and 2007, respectively. As of December 31, 2009, restricted stock units had a market value of $31,000.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

		Weighted—
		Average Grant-Date
	Shares	Fair Value per Share

Restricted Stock:
Nonvested at December 31, 2008	285,588	$8.01
Granted	—	—
Vested	(188,131)	8.61
Canceled and forfeited	(45,195)	6.86

Nonvested at December 31, 2009	52,262	6.86

Beginning October 2009, the Company offered a Stock Award Agreement to certain key executives (the “Stock Award Agreement”) for purposes of paying the share salary portion of the key executives compensation under the employment agreements. The share salary will be paid in shares of the Company’s common stock issued pursuant to the Company’s 2006 Equity Incentive Plan, and the number of shares will be determined each pay period by dividing the amount of salary to be paid for that pay period by the reported closing price on the New York Stock Exchange for a share of the Company’s common stock on the pay date for such pay period. The employment agreements provide for payment of a share salary ranging from $25,000 to $62,500 per month through December 31, 2009 and ranging from $125,000 to $750,000 per year through December 31, 2012. After December 31, 2012, the annual share salary shall be reviewed for increase (but not decrease) at the discretion of the Company’s board of directors annually.

On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan calls for the executive to purchase 1,987,500 shares of common stock at a purchase price of $1.05 per share (the closing price of the common stock on September 28, 2009). In the plan, the key executive will purchase 375,000 shares of common stock after the effectiveness of the employment agreement dated September 29, 2009, will purchase 150,000 shares on December 31, 2009 and will purchase 243,750 shares on each of June 30 and December 31 in 2010, 2011 and 2012. As of December 31, 2009, no shares have been purchased through this plan.

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the board of directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2009, 2008 and 2007, all members of the executive management team were included in the Incentive Plan. The Company incurred no expenses for the year ended December 31, 2009 and, $4.8 million, and $4.8 million for the years ended December 31, 2008 and 2007, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 33 —	Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2009, 2008, and 2007 certain per share results have been adjusted to conform to the 2009 presentation:

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except (loss) earnings per share data)

Interest income	$184,978	$187,848	$167,107	$149,405
Interest expense	128,248	127,831	119,513	102,206

Net interest income	56,730	60,017	47,594	47,199
Provision for loan losses	158,214	125,662	125,544	94,950

Net interest expense after provision for loan losses	(101,484)	(65,645)	(77,950)	(47,751)
Loan administration	(31,801)	41,853	(30,293)	27,408
Net gain on loan sales	195,694	104,664	104,416	96,476
Net (loss) gain on MSR sales	(82)	(2,544)	(1,319)	59
Other non-interest income (loss)	27,148	(9,436)	(6,572)	7,617
Non-interest expense	182,669	171,818	166,906	150,733

Loss before federal income tax provision	(93,194)	(102,926)	(178,624)	(66,926)
(Benefit) provision for federal income taxes	(28,696)	(31,261)	114,965	—

Net loss	$(64,498)	$(71,665)	$(293,589)	$(66,926)
Preferred stock dividends / accretion	$(2,919)	$(4,921)	$(4,623)	$(4,661)

Net loss available to common stockholders	$(67,417)	$(76,586)	$(298,212)	$(71,587)

Basic loss per share	$(0.76)	$(0.32)	$(0.64)	$(0.15)

Diluted loss per share	$(0.76)	$(0.32)	$(0.64)	$(0.15)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except (loss) earnings per share data)

Interest income	$210,853	$200,564	$188,537	$178,043
Interest expense	156,055	139,165	128,696	131,556

Net interest income	54,798	61,399	59,841	46,487
Provision for loan losses	34,262	43,833	89,612	176,256

Net interest income (expense) after provision for loan losses	20,536	17,566	(29,771)	(129,769)
Loan administration	(17,046)	37,370	25,655	(46,230)
Net gain on loan sales	63,425	43,826	22,152	16,657
Net gain (loss) on MSR sales	287	(834)	896	1,448
Other non-interest income (loss)	6,008	19,915	4,685	(48,091)
Non-interest expense	89,168	93,736	119,164	129,984

(Loss) earnings before federal income tax provision	(15,958)	24,107	(95,547)	(335,969)
(Benefit) provision for federal income taxes	(5,359)	8,361	(33,456)	(117,506)

Net (loss) earnings	$(10,599)	$15,746	$(62,091)	$(218,463)

Basic (loss) earnings per share	$(0.18)	$0.24	$(0.79)	$(2.62)

Diluted (loss) earnings per share	$(0.18)	$0.22	$(0.79)	$(2.62)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except (loss) earnings per share data)

Interest income	$220,570	$222,464	$237,151	$225,324
Interest expense	167,719	171,423	183,215	173,274

Net interest income	52,851	51,041	53,936	52,050
Provision for loan losses	8,293	11,452	30,195	38,357

Net interest income after provision for loan losses	44,558	39,589	23,741	13,693
Loan administration	2,183	1,985	4,333	4,214
Net gain (loss) on loan sales	25,154	28,144	(17,457)	26,986
Net gain (loss) on MSR sales	115	5,610	456	(283)
Other non-interest income (loss)	12,014	20,581	13,936	(10,856)
Non-interest expense	71,845	72,234	73,260	80,171

(Loss) earnings before federal income tax provision	12,179	23,675	(48,251)	(46,417)
(Benefit) provision for federal income taxes	4,420	8,544	(16,196)	(16,357)

Net (loss) earnings	$7,759	$15,131	$(32,055)	$(30,060)

Basic (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

Diluted (loss) earnings per share	$0.12	$0.25	$(0.53)	$(0.50)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 34 —	Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2009	2008

Assets
Cash and cash equivalents	$38,436	$21,067
Investment in subsidiaries	872,233	700,608
Other assets	51	126

Total assets	$910,720	$721,801

Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$298,982	$247,435

Total interest paying liabilities	298,982	247,435
Other liabilities	15,014	2,073

Total liabilities	313,996	249,508

Stockholders’ Equity
Preferred Stock	3
Common stock	4,688	836
Additional paid in capital — Preferred	243,778	—
Additional paid in capital — Common	443,230	119,024
Accumulated other comprehensive loss	(48,263)	(81,742)
Retained earnings (accumulated deficit)	(46,712)	434,175

Total stockholders’ equity	596,724	472,293

Total liabilities and stockholders’ equity	$910,720	$721,801

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Income
Dividends from subsidiaries	$—	$4,400	$68,314
Interest	373	454	497

Total	373	4,854	68,811
Expenses
Interest	12,766	16,390	15,289
Other taxes	(1,155)	(161)	(148)
General and administrative	27,007	1,954	2,062

Total	38,618	18,183	17,203

(Loss) earnings before undistributed loss of subsidiaries	(38,245)	(13,329)	51,608
Equity in undistributed loss of subsidiaries	(453,102)	(268,283)	(96,680)

Loss before federal income taxes	(491,347)	(281,612)	(45,072)
Provision (benefit) for federal income taxes	5,331	(6,205)	(5,847)

Net loss	(496,678)	(275,407)	(39,225)
Preferred stock dividends/accretion	(17,124)	—	—

Net loss applicable to common stock	$(513,802)	$(275,407)	$(39,225)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Operating Activities
Net loss	$(496,678)	$(275,407)	$(39,225)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in undistributed losses of subsidiaries	453,102	268,283	96,680
Stock-based compensation	622	1,226	1,083
Change in other assets	75	1,578	(259)
Provision for deferred tax benefit	4,413	218	(447)
Change in other liabilities	25,052	(639)	2,453

Net (used in) cash provided by operating activities	(13,414)	(4,741)	60,285
Investing Activities
Net change in other investments	(4,547)	505	12
Net change in investment in subsidiaries	(556,786)	(74,338)	(38,605)

Net cash used in investment activities	(561,333)	(73,833)	(38,593)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	51,547	—	41,238
Issuance of common stock	7,272	8,566	—
Proceeds from exercise of stock options and grants issued	(46)	77	70
Tax benefit from stock options exercised	(467)	(205)	(25)
Purchase of treasury stock	—	—	(41,705)
Issuance of treasury stock	—	41,092	26
Issuance of preferred stock	277,708	45,797	—
Issuance of preferred stock — U.S. Treasury	266,657	—	—
Dividends paid on preferred stock	(10,555)	—	—
Dividends paid on common stock	—	—	(21,375)

Net cash provided by (used in) financing activities	592,116	95,327	(21,771)

Net increase (decrease) in cash and cash equivalents	17,369	16,753	(79)
Cash and cash equivalents, beginning of year	21,067	4,314	4,393

Cash and cash equivalents, end of year	$38,436	$21,067	$4,314

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2009, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2009, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2009 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s consolidated financial statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

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

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity and Related Stockholder Matters” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2009 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
4	.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008.
10	.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008.
10	.3*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008.
10	.4*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008.
10	.5*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008.
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

Exhibit No.		Description

10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
10	.11*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008.
10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).
10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.20*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

Exhibit No.		Description

10	.25*	Amendment to Employment Agreement, effective as of June 8, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 9, 2009, and incorporated herein by reference).
10	.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.27*	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).
10	.28*	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).
10	.29*	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.30*	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.31*	Second Amendment to Employment Agreement, dated as of December 7, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.32*	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.33*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OTS (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
10	.34*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OTS (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report.
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)
21		List of Subsidiaries of the Company.
23		Consent of Baker Tilly Virchow Krause, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer
99.1		Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2		Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2010.

FLAGSTAR BANCORP, INC.

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

	SIGNATURE	TITLE

By:	/s/ JOSEPH P. CAMPANELLI Joseph P. Campanelli	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ DAVID J. MATLIN David J. Matlin	Director
By:	/s/ MARK PATTERSON Mark Patterson	Director
By:	/s/ GREGORY ENG Gregory Eng	Director
By:	/s/ JAMES D. COLEMAN James D. Coleman	Director
By:	/s/ DAVID L. TREADWELL David L. Treadwell	Director
By:	/s/ LESLEY GOLDWASSER Lesley Goldwasser	Director
By:	/s/ WALTER N. CARTER Walter N. Carter	Director
By:	/s/ JAY J. HANSEN Jay J. Hansen	Director
By:	/s/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
4	.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.1+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008.
10	.2+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008.
10	.3+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008.
10	.4+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008.
10	.5+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008.
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621) and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
10	.11+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008.

Exhibit No.		Description

10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).
10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10		.20* Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).
10	.25*	Amendment to Employment Agreement, effective as of June 8, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 9, 2009, and incorporated herein by reference).
10	.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.27*	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).

Exhibit No.		Description

10	.28*	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).
10	.29*	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.30*	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.31*	Second Amendment to Employment Agreement, dated as of December 7, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.32*	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.33*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OTS (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
10	.34*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OTS (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 29 of the Notes to Consolidated Financial Statements of this report
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics ( previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21		List of Subsidiaries of the Company.
23		Consent of Baker Tilly Virchow Krause, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer
99.1		Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2		Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement