Form 10-Q
period 2010-03-31
FLAGSTAR BANCORP INC
filed 2010-05-10
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑.
     As of May 6, 2010, 1,532,890,170 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and under Part II, Item 1A of this quarterly report on Form 10-Q, including: (1) our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally; (2) defaults by another larger financial institution could adversely affect financial markets generally; (3) we may be required to raise capital at terms that are materially adverse to our stockholders; (4) if we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected; (5) if we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted; (6) current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights; (7) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (8) changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios; (9) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity; (10) our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (11) our business is highly regulated and subject to change; (12) we are subject to the restrictions and conditions of supervisory agreements with the Office of Thrift Supervision. Failure to comply with the supervisory agreements could result in further enforcement action against us; (13) increases in deposit insurance premiums and special Federal Deposit Insurance Corporation assessments will adversely affect our earnings; (14) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (15) future dividend payments and common stock repurchases may be restricted; (16) we depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition; (17) we use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (18) our home equity lines of credit funding reimbursements have been negatively impacted by loan losses; (19) our secondary market reserve for losses could be insufficient; (20) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (21) our holding company is dependent on Flagstar Bank for funding of obligations and dividends; (22) we may be exposed to other operational and reputational risks; (23) we have many new members of our executive team; (24) the potential loss of key members of senior management or the inability to attract and retain qualified relationship managers in the future could affect our ability to operate effectively; (25) the network and computer systems on which we depend could fail or experience a security breach; (26) our loans are geographically concentrated in only a few states; (27) we are subject to environmental liability risk associated with lending activities; (28) severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business; (29) general business, economic and political conditions may significantly affect our earnings; (30) we are a controlled company that is exempt from certain New York Stock Exchange corporate governance requirements; and (31) our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition — March 31, 2010 (unaudited) and December 31, 2009.

Unaudited Consolidated Statements of Operations — For the three months ended March 31, 2010 and 2009.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — For the three months ended March 31, 2010 (unaudited) and the year ended December 31, 2009.

Unaudited Consolidated Statements of Cash Flows — For the three months ended March 31, 2010 and 2009.

Unaudited Notes to Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash items	$61,342	$73,019
Interest-bearing deposits	909,808	1,009,470

Cash and cash equivalents	971,150	1,082,489
Securities classified as trading	893,318	330,267
Securities classified as available for sale	733,788	605,621
Other investments — restricted	4,428	15,601
Loans available for sale ($1,371,476 and $1,937,171 at fair value a March 31, 2010 and December 31, 2009, respectively)	1,873,744	1,970,104
Loans held for investment ($13,671 and $11,287 at fair value at March 31, 2010 and December 31, 2009, respectively)	7,580,679	7,714,308
Less: allowance for loan losses	(538,000)	(524,000)

Loans held for investment, net	7,042,679	7,190,308

Total interest-earning assets	11,457,765	11,121,371
Accrued interest receivable	52,707	44,941
Repossessed assets, net	167,265	176,968
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	237,870	239,318
Mortgage servicing rights at fair value	540,800	649,133
Mortgage servicing rights, net	2,647	3,241
Other assets	1,439,003	1,331,897

Total assets	$14,332,842	$14,013,331

Liabilities and Stockholders’ Equity
Deposits	$8,145,679	$8,778,469
Federal Home Loan Bank advances	3,900,000	3,900,000
Security repurchase agreements	108,000	108,000
Long term debt	300,182	300,182

Total interest-bearing liabilities	12,453,861	13,086,651
Accrued interest payable	21,726	26,086
Secondary market reserve	76,000	66,000
Other liabilities	676,491	237,870

Total liabilities	13,228,078	13,416,607
Commitments and Contingencies
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3	3
Common stock $0.01 par value, 3,000,000,000 shares authorized; 1,470,076,137 and 468,770,671 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	14,701	4,688
Additional paid in capital — preferred	245,124	243,778
Additional paid in capital — common	1,013,100	443,230
Accumulated other comprehensive loss	(39,552)	(48,263)
Retained earnings (accumulated deficit)	(128,612)	(46,712)

Total stockholders’ equity	1,104,764	596,724

Total liabilities and stockholders’ equity	$14,332,842	$14,013,331

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Interest Income
Loans	$110,195	$158,622
Securities classified as available for sale or trading	15,367	25,477
Interest-bearing deposits	643	856
Other	1	23

Total interest income	126,206	184,978

Interest Expense
Deposits	41,887	67,350
FHLBI advances	41,788	56,809
Security repurchase agreements	1,153	1,153
Other	3,695	2,936

Total interest expense	88,523	128,248

Net interest income	37,683	56,730
Provision for loan losses	63,559	158,214

Net interest expense after provision for loan losses	(25,876)	(101,484)

Non-Interest Income
Loan fees and charges	16,329	32,922
Deposit fees and charges	8,413	7,233
Loan administration	26,150	(31,801)
(Loss) gain on trading securities	(3,312)	23,747
Loss on residual and transferors’ interest	(2,682)	(12,535)
Net gain on loan sales	52,566	195,694
Net loss on sales of mortgage servicing rights	(2,213)	(82)
Net gain on securities available for sale	2,166	—
Total other-than-temporary impairment gain (loss)	15,688	(126,172)
Gain (loss) recognized in other comprehensive income before taxes	18,974	(108,930)

Net impairment loss recognized in earnings	(3,286)	(17,242)
Other fees and charges	(22,133)	(6,977)

Total non-interest income	71,998	190,959

Non-Interest Expense
Compensation, commissions and benefits	61,022	91,789
Occupancy and equipment	16,011	18,879
Asset resolution	16,573	24,873
Federal insurance premiums	10,047	1,722
Other taxes	855	1,007
Warrant expense	1,227	11,028
General and administrative	17,607	33,371

Total non-interest expense	123,342	182,669

Loss before federal income taxes	(77,220)	(93,194)
Benefit for federal income taxes	—	(28,696)

Net Loss	(77,220)	(64,498)
Preferred stock dividend/accretion	(4,680)	(2,919)

Net loss applicable to common stock	$(81,900)	$(67,417)

Loss per share
Basic	$(0.11)	$(0.76)

Diluted	$(0.11)	$(0.76)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except per share data)

			Preferred	Common	Accumulated
			Additional	Additional	Other		Retained	Total
	Preferred	Common	Paid in	Paid in	Comprehensive	Treasury	Earnings	Stockholders’
	Stock	Stock	Capital	Capital	Income (Loss)	Stock	(Deficit)	Equity

Balance at January 1, 2009	—	836	—	119,024	(81,742)	—	434,175	472,293
Net loss	—	—	—	—	—	—	(496,678)	(496,678)
Reclassification of gain on sale of securities available for sale					(5,561)	—	—	(5,775)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	13,486	—	—	13,486
Change in net unrealized loss on securities available for sale	—	—	—	—	58,468	—	—	58,682

Total comprehensive loss	—	—	—	—	—	—	—	(430,285)
Cumulative effect for adoption of new guidance for other-than-temporary impairments recognition on debt securities debt securities	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	—	507,494
Conversion of preferred stock	(3)	3,750	(268,574)	264,827	—	—	—	—
Issuance of common stock	—	67	—	5,254	—	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	31	—	4,345	—	—	—	4,376
Restricted stock issued	—	1	—	(46)	—	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	—	(12,259)	(12,259)
Accretion of preferred stock	—	—	4,864	—	—	—	(4,864)	—
Stock-based compensation	—	3	—	619	—	—	—	622
Tax effect from stock-based compensation	—	—	—	(466)	—	—	—	(466)

Balance at December 31, 2009	3	4,688	243,778	443,230	(48,263)	—	(46,712)	596,724
(Unaudited)
Net loss	—	—	—	—	—	—	(77,220)	(77,220)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(1,594)	—	—	(1,594)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	3,286	—	—	3,286
Change in net unrealized loss on securities available for sale	—	—	—	—	7,019	—	—	7,019

Total comprehensive loss	—	—	—	—	—	—	—	(68,509)
Issuance of common stock	—	9,989	—	567,261	—	—	—	577,250
Restricted stock issued	—	—	—	(12)	—	—	—	(12)
Dividends on preferred stock	—	—	—	—	—	—	(3,334)	(3,334)
Accretion of preferred stock	—	—	1,346	—	—	—	(1,346)	—
Stock-based compensation	—	24	—	2,737	—	—	—	2,761
Tax effect from stock-based compensation	—	—	—	(116)	—	—	—	(116)

Balance at March 31, 2010	$3	$14,701	$245,124	$1,013,100	$(39,552)	$—	$(128,612)	$1,104,764

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(77,220)	$(64,498)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	63,559	158,214
Depreciation and amortization	4,648	5,776
Increase in valuation allowance in mortgage servicing rights	176	1,548
Loss on fair value of residential mortgage servicing rights net of hedging gains (losses)	41,471	69,571
Stock-based compensation expense	2,761	255
(Gain) loss on interest rate swap	(221)	(99)
Net loss on the sale of assets	4,480	1,262
Net gain on loan sales	(52,566)	(195,694)
Net loss on sales of mortgage servicing rights	2,213	82
Net gain on sale securities classified as available for sale	(2,166)	—
Other than temporary impairment losses on securities classified as available for sale	3,286	17,242
Net loss (gain) on trading securities	3,312	(23,747)
Net loss on residual and transferor interest	2,682	12,535
Proceeds from sales of loans available for sale	5,079,635	6,776,177
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(4,874,084)	(9,379,932)
Purchase of trading securities	(746,589)	(831,552)
Increase in accrued interest receivable	(7,766)	(6,887)
Proceeds from sales of trading securities	178,480	518,793
Increase in other assets	(107,038)	(30,219)
Decrease in accrued interest payable	(4,360)	(6,525)
Net tax effect of stock grants issued	115	453
Decrease (increase) liability for checks issued	(3,930)	1,111
Decrease (increase) in federal income taxes payable	457	(5,637)
Increase in payable for mortgage repurchase option	441,020	—
(Decrease) increase in other liabilities	(2,191)	49,250

Net cash used in operating activities	(49,836)	(2,932,521)

Investing Activities
Net change in other investments	11,173	(2,461)
Proceeds from the sale of investment securities available for sale	54,948	—
Net (purchase) repayment of investment securities available for sale	(176,078)	42,717
Proceeds from sales of portfolio loans	(109,496)	16,403
Origination of portfolio loans, net of principal repayments	44,167	13,800
Proceeds from the disposition of repossessed assets	48,943	50,737
Acquisitions of premises and equipment, net of proceeds	(2,949)	(4,787)
Proceeds from the sale of mortgage servicing rights	112,848	1,543

Net cash (used in) provided by investing activities	(16,444)	117,952

Financing Activities
Net (decrease) increase in deposit accounts	(632,790)	1,944,696
Net receipt of payments of loans serviced for others	14,636	107,915
Net (disbursement) receipt of escrow payments	(705)	15,238
Net tax benefit for stock grants issued	(116)	(453)
Dividends paid to preferred stockholders	(3,334)	—
Issuance of preferred stock	—	544,365
Issuance of common stock	577,250	5,321

Net cash (used in) provided by financing activities	(45,059)	2,617,082

Net decrease in cash and cash equivalents	(111,339)	(197,487)

Beginning cash and cash equivalents	1,082,489	506,905

Ending cash and cash equivalents	$971,150	$309,418

Loans held for investment transferred to repossessed assets	$93,155	$117,462

Total interest payments made on deposits and other borrowings	$92,883	$134,773

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
Federal income taxes paid	$—	$590

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale for sale	$109,496	$16,403

Mortgage servicing rights resulting from sale or securitization of loans	$48,267	$82,680

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements
Note 1 — Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $14.3 billion in assets at March 31, 2010, Flagstar is the largest insured depository institution headquartered in Michigan.
     The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. Its primary lending activity is the acquisition or origination of single-family mortgage loans. The Company may also originate consumer loans, commercial real estate loans and non-real estate commercial loans. The Company services a significant volume of residential mortgage loans for others.
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production to enhance the Company’s leverage and to receive the interest spread between earning assets and paying liabilities.
     The Bank is a member of the Federal Home Loan Bank System (“FHLBI”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2 — Basis of Presentation
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
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. We have evaluated the financial statements for subsequent events through the date of the filing of the Form 10-Q. For further information, you should refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which can be found on the Company’s Investor Relations web page, at www.flagstar.com, and on the website of the SEC, at www.sec.gov.

Note 3 — Recent Developments
Capital Investment
     On January 27, 2010, MP Thrift Investments, L.P. (“MP Thrift”) exercised its rights to purchase 422,535,212 shares of the Company’s common stock for approximately $300 million in a rights offering to purchase up to 704,234,180 shares of common stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date and entitled the holder to purchase one share of common stock at the subscription price of $0.71. During the rights offering, the Company’s stockholders (other than MP Thrift) exercised their rights to purchase 806,950 shares of common stock, which means, in the aggregate, the Company issued 423,342,162 shares of common stock in the rights offering for approximately $300.6 million.
     On March 31, 2010, the Company completed a registered offering of 575,000,000 shares of common stock, which included 75,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full on March 29, 2010. The Company issued and sold to the Underwriters 575,000,000 shares of the Company’s common stock, $0.01 par value per share. The public offering price of the Common Stock was $0.50 per share. MP Thrift participated in this registered offering and purchased 200,000,000 shares at $0.50 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses.
Supervisory Agreements
     On January 27, 2010, the Company and the Bank each entered into a supervisory agreement with the OTS (respectively, the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” and, collectively, the “Supervisory Agreements”). The Company and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement their business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against us.
Note 4. Recent Accounting Developments
     Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial position, results of operations or liquidity.
     ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s consolidated financial position, results of operations or liquidity.
     ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 5, “Fair Value Accounting”.
     ASU No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 removes the requirement for companies that are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance and is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or liquidity.
     ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective for the Company for interim reporting periods beginning after June 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial position, results of operations or liquidity.
Note 5 — Fair Value Accounting
     The Company adheres to guidance related to fair value measurements and additional guidance for financial instruments. This guidance establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. The guidance also establishes a uniform definition of fair value. The definition of fair value under this guidance is market-based as opposed to company-specific and includes the following:
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
     The accounting guidance for financial instruments provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of this guidance, the Company, applies the fair value option for certain non-investment grade residual securities from private-label securitizations. In accordance with this guidance, the Company applies fair value accounting to these residual securities and classified these investments as securities — trading to provide consistency in the accounting for the Company’s residual interests.
     The Company applies the fair value measurement method for residential MSRs under guidance related to servicing assets and liabilities. Management applies the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to hedge the fair value of these assets. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative instruments, are recognized each period within loan administration income (loss) on the consolidated statement of operations.

     Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with the accounting guidance for financial instruments. Only loans available for sale originated subsequent to January 1, 2009 were affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. The effect on consolidated operations of this election amounted to recording additional gains on loan sales of $14.1 million for the three month period ended March 31, 2010, respectively, based upon an increase in fair value during the period rather than at a later time when the loans were sold. See Note 7, “Loans Available for Sale.”
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
     Assets
     Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, United States Department of the Treasury (“U.S. Treasury”) bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 10, “Private Label Securitization Activity” for the key assumptions used in the residual interest valuation process.

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
     Loans available for sale. At March 31, 2010, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At March 31, 2010, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market. Loans subject to repurchase options of certain securitization transactions and classified as available for sale are accounted for at historical cost, based on current unpaid principal balance.
     Loans held for investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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
Assets and liabilities measured at fair value on a recurring basis
     The following tables presents the financial instruments carried at fair value as of March 31, 2010 and March 31, 2009, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
March 31, 2010	Level 1	Level 2	Level 3	Condition
	(Dollars in thousands)
Securities classified as trading:
Residual interests	$—	$—	$286	$286
Mortgage-backed securities	893,032	—	—	893,032
Securities classified as available for sale	209,887	—	523,901	733,788
Loans available for sale	—	1,371,476	—	1,371,476
Loans held for investment	—	13,671	—	13,671
Residential mortgage servicing rights	—	—	540,800	540,800
Other investments-restricted	4,428	—	—	4,428
Derivative financial instruments:
Rate lock commitments	—	—	13,085	13,085
Forward loan commitments	—	7,709	—	7,709
Agency forwards	(4,713)	—	—	(4,713)
Treasury futures	3,028	—	—	3,028
Interest rate swaps	(526)	—	—	(526)
Warrant liabilities	—	(6,338)	—	(6,338)

Total assets and liabilities at fair value	$1,105,136	$1,386,518	$1,078,072	$3,569,726

				Total carrying
				value in the
				Consolidated
				Statement of
				Financial
March 31, 2009	Level 1	Level 2	Level 3	Condition
		(Dollars in thousands)
Securities classified as trading:
Residual interests	$—	$—	$18,296	$18,296
Mortgage-backed securities	1,674,844	—	—	1,674,844
Securities classified as available for sale	234,843	—	540,969	775,812
Loans available for sale	—	3,573,997	—	3,573,997
Residential mortgage servicing rights	—	—	515,500	515,500
Other investments-restricted	36,993	—	—	36,993
Derivative financial instruments:
Rate lock commitments	—	—	82,645	82,645
Forward agency and loan sales	(58,572)	—	—	(58,572)
Agency forwards	33,321	—	—	33,321
U.S. Treasury futures	3,911	—	—	3,911
Interest rate swaps	(1,349)	—	—	(1,349)
Warrant liabilities	—	(44,901)	—	(44,901)

Total assets and liabilities at fair value	$1,923,991	$3,529,096	$1,157,410	$6,610,497

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

Fair value measurements using significant unobservable inputs
     The tables below include a rollforward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2010 and 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value	held at
For the three months ended	January 1,	unrealized	settlements,	out of	March	March
March 31, 2010	2010	gains/(losses)	net	Level 3	31, 2010	31, 2010
	(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$2,057	$(1,771)	$—	$—	$286	$—
Securities classified as available for sale (2)(3)	538,376	7,914	(22,389)	—	523,901	11,200
Residential mortgage servicing rights	649,133	(156,600)	48,267	—	540,800	—
Derivative financial instruments:
Rate lock commitments	10,061	—	3,024	—	13,085	—

Totals	$1,199,627	$(150,457)	$28,902	$—	$1,078,072	$11,200

						Changes in
						unrealized
						gains and
						(losses)
						related to
			Purchases,			financial
		Total	issuances	Transfers		instruments
	Fair value,	realized/	and	in and/or	Fair value,	held at
Three months ended	January 1,	unrealized	settlements,	out of	March	March
March 31, 2009	2009	gains/losses	net	Level 3	31, 2009	31, 2009
	(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$24,808	$(6,512)	$—	$—	$18,296	$—
Securities classified as available for Sale (2) (3)	563,083	2,916	(25,030)	—	540,969	(20,158)
Residential mortgage servicing rights	511,294	(78,474)	82,680	—	515,500	—
Derivative financial Instruments:
Rate lock commitments	78,613	—	4,032	—	82,645	—

Totals	$1,177,798	$(82,070)	$61,682	$—	$1,157,410	$(20,158)

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	March 31, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans held for investment	$527,788	$—	$527,788	$—
Repossessed assets	167,265	—	167,265	—
Consumer loan servicing rights	2,647	—	—	2,647

Totals	$697,700	$—	$695,053	$2,647

	Balance at
	March 31, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Loans held for investment	$452,269	$—	$452,269	$—
Repossessed assets	106,546	—	106,546	—
Consumer servicing rights	7,271	—	—	7,271

Totals	$566,086	$—	$558,815	$7,271

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
     The following table presents the carrying amount and estimated fair value of certain financial instruments:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$971,150	$971,150	$1,082,489	$1,082,489
Securities — trading	893,318	893,318	330,267	330,267
Securities available for sale	733,788	733,788	605,621	605,621
Other investments — restricted	4,428	4,428	15,601	15,601
Loans available for sale	1,873,744	1,878,061	1,970,104	1,975,819
Loans held for investment, net	7,042,679	6,997,837	7,190,308	7,120,802
FHLBI stock	373,443	373,443	373,443	373,443
Mortgage servicing rights	543,447	543,682	652,374	652,656
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,791,720)	(1,685,253)	(1,900,855)	(1,799,776)
Certificates of deposit	(3,330,182)	(3,435,776)	(3,546,616)	(3,643,218)
Government accounts	(650,247)	(626,451)	(557,495)	(549,990)
National certificates of deposit	(1,792,743)	(1,828,685)	(2,017,080)	(2,455,684)
Company controlled deposits	(580,787)	(580,787)	(756,423)	(756,423)
FHLBI advances	(3,900,000)	(4,157,788)	(3,900,000)	(4,136,489)
Security repurchase agreements	(108,000)	(110,160)	(108,000)	(110,961)
Long term debt	(300,182)	(115,344)	(300,182)	(284,464)
Warrant liabilities	(6,338)	(6,338)	(5,111)	(5,111)
Derivative Financial Instruments:
Forward delivery contracts	7,709	7,709	27,764	27,764
Commitments to extend credit	13,085	13,085	10,061	10,061
Interest rate swaps	(526)	(526)	(747)	(747)
U.S. Treasury and agency futures/forwards	(1,685)	(1,685)	(49,228)	(49,228)
Options	—	—	—	—
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
Note 6 — Investment Securities
     As of March 31, 2010 and December 31, 2009, investment securities were comprised of the following:

	Current	March 31,	December 31,
	Maturities	2010	2009
		(Dollars in thousands)
Securities — trading
U.S. government treasury bonds	2019-2040	$754,184	$—
U.S. government sponsored agencies	2038-2039	138,848	328,210
Non-investment grade residual interests		286	2,057

Total securities — trading		$893,318	$330,267

Securities — available-for-sale
Non-agencies	2035-2037	$523,901	$538,376
U.S. government sponsored agencies	2010-2040	209,887	67,245

Total securities — available-for-sale		$733,788	$605,621

Other investments — restricted
Mutual funds		$4,428	$15,601

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
     For U.S. Treasury bonds and U.S. government sponsored agency mortgage-backed securities held, we recorded a loss of $3.3 million during the three month period ended March 31, 2010, $3.8 million of which was unrealized loss on securities held at March 31, 2010. For the three month period ended March 31, 2009, we recorded a gain of $23.7 million, $21.4 million of which was unrealized gain on agency mortgage backed securities at March 31, 2009.
     The non-investment grade residual interests resulting from the Company’s private label securitizations were $0.3 million at March 31, 2010 versus $2.1 million at December 31, 2009. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.
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
Available-for-Sale
     At March 31, 2010 and December 31, 2009, the Company had $0.7 billion and $0.6 billion, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations. Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period.

     The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency collateralized mortgage obligations classified as available-for-sale:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Amortized cost	$799,900	$679,872
Gross unrealized holding gains	540	2,118
Gross unrealized holding losses	(66,652)	(76,369)

Estimated fair value	$733,788	$605,621

     The following table summarizes by duration the unrealized loss positions, at March 31, 2010, on securities:

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months
			Current			Current
		Number of	Unrealized		Number of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss
			(Dollars in thousands)
U.S. government sponsored agency securities	$—	—	$—	$200,096	6	$(1,521)
Collateralized mortgage obligations	626,089	12	(65,131)	—	—	—

Totals	$626,089	12	$(65,131)	$200,096	6	$(1,521)

     The unrealized losses on securities-available-for-sale amounted to $66.7 million on $826.2 million of principal of agency and non-agency CMOs at March 31, 2010. These CMOs consist of interests in investment vehicles backed by mortgage loans.
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
     In the three month period ended March 31, 2010, additional OTTI due to credit losses on six investments with existing other-than-temporary impairment credit losses totaled $3.3 million while no additional OTTI due to credit loss was recognized on securities that did not already have such losses; all OTTI due to credit losses was recognized in current operations. In the three months ended March 31, 2009, additional credit losses on the original three and seven additional CMOs totaled $17.2 million, which was recognized in current operations.
     At March 31, 2010, the Company had total other-than-temporary impairment recoveries of $15.7 million on 12 securities in the available-for-sale portfolio with $38.6 million in total credit losses recognized through operations. At December 31, 2009, the Company had total other-than-temporary impairments of $111.6 million on 12 securities in the available-for-sale portfolio with $35.3 million in total credit losses recognized through operations.
     The following table shows the activity for OTTI credit loss for the quarter ended March 31, 2010:

			Additions on	Reduction
		Additions on	Securities with	for Sold	March 31,
	January 1, 2010	Securities with	Previous OTTI	Securities	2010
	Balance	No Prior OTTI	Recognized	with OTTI	Balance
	(Dollars in thousands)
Collateralized mortgage obligations	$(35,272)	—	$(3,286)	—	$(38,558)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Company are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2010, there were no sales of agency securities with underlying mortgage products recently originated by the Bank compared with a $11.1 million gain on $418.7 million of sales during the quarter ended March 31, 2009.
     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the three months ended March 31, 2010, the Company sold $54.6 million in agency and non-agency securities resulting in a net gain of $2.2 million versus the same period ended March 31, 2009 in which the Company sold no U.S. government sponsored agency and non-agency securities available for sale.
     As of March 31, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(Dollars in thousands)
Countrywide Home Loans	$196,693	$177,563
Flagstar Home Equity Loan Trust 2006-1	181,024	163,933

Total	$377,717	$341,496

Other Investments — Restricted
     The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented. During 2009, the Company executed commutation agreements with three of the four mortgage insurance companies it had reinsurance agreements with. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receives rights to all future premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount that is above the amount of total future liability. The Company had securities in its remaining reinsurance subsidiaries of $4.4 million and $15.6 million at March 31, 2010 and December 31, 2009, respectively.
Note 7 — Loans Available for Sale
     The following table summarizes loans available for sale:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$1,873,738	$1,970,104
Second mortgage loans	6	—

Total	$1,873,744	$1,970,104

     Effective January 1, 2009, the Company elected to record new originations of loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale subsequent to January 1, 2009 are affected. At March 31, 2010 and December 31, 2009, $1.3 billion and $1.9 billion of loans available for sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans where quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
     In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the option to repurchase without Ginnie Mae’s prior authorization, any individual loan when certain delinquency criteria are met. Once the Company has the unilateral ability to repurchase the delinquent loan, the Company has effectively regained control over the loan and is required under U.S. GAAP to recognize the loan and a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. At March 31, 2010, the Company’s repurchase option asset and corresponding liability, included in other liabilities, was $441.0 million.

Note 8 — Loans Held for Investment
     Loans held for investment are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$4,803,425	$4,990,994
Second mortgage loans	210,208	221,626
Commercial real estate loans	1,555,163	1,600,271
Construction loans	15,544	16,642
Warehouse lending	576,719	448,567
Consumer loans	407,742	423,842
Commercial loans	11,878	12,366

Total	7,580,679	7,714,308
Less allowance for loan losses	(538,000)	(524,000)

Total	$7,042,679	$7,190,308

     For the three month period ended, March 31, 2010, the Company transferred $60.6 million in loans available for sale to loans held for investment. The loans transferred were carried at fair value, and continue to be reported at fair value while classified as held for investment.
     Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$524,000	$376,000
Provision charged to operations	63,559	158,214
Charge-offs	(51,560)	(69,442)
Recoveries	2,001	1,228

Balance, end of period	$538,000	$466,000

     As of March 31, 2010, there were two commercial loans totaling $5.3 million greater than 90 days past due still accruing interest as compared to 18 loans totaling $2.6 million,at March 31, 2009.
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
     Loans on which interest accruals have been discontinued totaled approximately $1.1 billion at March 31, 2010 and $893.8 million at March 31, 2009. Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (TDR). TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest. Interest that would have been accrued on such loans totaled approximately $8.2 million and $9.8 million during the three months ended March 31, 2010 and 2009, respectively.
     The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during 2009 have resulted in a significant increase in restructured loans. These loans are classified as troubled debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At March 31, 2010, TDRs totaled $794.6 million of which $334.0 million were non-accruing.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement.
     Impaired loans are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans with no allowance for loan losses allocated (1)	$135,379	$160,188
Impaired loans with allowance for loan losses allocated	921,940	891,022

Total impaired loans	$1,057,319	$1,051,210

Amount of the allowance allocated to impaired loans	$189,907	$172,741
Average investment in impaired loans	$1,054,264	$796,112
Cash-basis interest income recognized during impairment (2)	$11,978	$26,602

(1)	Includes loans for which the principal balance has been charged down to net realizable value.

(2)	Includes interest income recognized during the years ended March 31, 2010 and 2009, respectively.
     Those impaired loans not requiring an allowance represent loans for which expected discounted cashflows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At March 31, 2010, approximately 58.4% of the total impaired loans were evaluated based on the fair value of related collateral.
Note 9 — Pledged Assets
     The Company has pledged certain securities and loans to collateralize security repurchase agreements, lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Indianapolis and other potential future obligations. The following table details pledged asset by asset class. The market value of pledged investments and principal amount for pledged loans are presented:

	March 31, 2010	December 31, 2009
	Carrying	Carrying
	Value	Value
	(Dollars in thousands)
Securities trading
U.S. government treasury bonds	$754,184	$—
U.S. government sponsored agencies	115,345	328,210
Securities available for sale
U.S. government sponsored agencies	205,090	47,213
Non-agencies collateralized mortgage obligations	226,248	538,376
Loans
Mortgage loans	4,545,368	5,526,865
Second mortgage loans	167,487	194,319
HELOCs	280,477	286,602
Commercial loans	708,079	751,472

Totals	$7,002,278	$7,673,057

Note 10 — Private-label Securitization Activity
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
     During 2009 and for the three months ended March 31, 2010, the Company did not engage in any private-label securitization activity.
Summary of Securitization Activity
     Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Proceeds from new securitizations	$—	$—
Proceeds from collections reinvested in securitizations	—	—
Servicing fees received	1,166	1,495
Loan repurchases for representations and warranties	—	—

     The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the three month period ended March 31, 2010:

	2005-1 at	2005-1	2006-2 at	2006-2 current
HELOC Securitizations	inception	current levels	inception	levels
		(Dollars in thousands)
Number of loans	8,155	3,388	4,186	2,857
Aggregate principal balance	$600,000	$167,132	$302,182	$189,960
Average principal balance	$55	$49	$72	$66
Weighted average fully indexed interest rate	8.43%	5.93%	9.43%	6.95%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	64 months	112 months	78 months
Weighted average original credit score	722	721	715	720

	2006-1 at	2006-1	2007-1 at	2007-1 current
Second Mortgage Securitizations	inception	current levels	inception	levels
		(Dollars in thousands)
Number of loans	8,325	4,160	12,416	8,133
Aggregate principal balance	$398,706	$178,006	$622,100	$370,203
Average principal balance	$49	$43	$50	$46
Weighted average fully indexed interest rate	7.04%	6.97%	8.22%	8.11%
Weighted average original term	187 months	187 months	196 months	194 months
Weighted average remaining term	179 months	132 months	185 months	149 months
Weighted average original credit score	729	731	726	729
Residual Interests
     HELOC Securitizations
     FSTAR 2005-1. With respect to this securitization, the Company carried a residual interest of $0.3 million and $2.1 million as of March 31, 2010 and December 31, 2009, respectively. This transaction entered rapid amortization in the second quarter of 2008 as actual cumulative losses exceeded predetermined thresholds.
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
     FSTAR 2006-2. With respect to this securitization, as of March 31, 2010 and December 31, 2009, the residual interests had a fair value of $0. The fair value of the residual interest had been written down to $0 since the third quarter of 2008. This transaction entered rapid amortization in the fourth quarter of 2007.
     Second Mortgage Securitizations
     FSTAR 2006-1. With respect to this securitization, the residual interests had a fair value of $0 at March 31, 2010 and December 31, 2009, respectively. The fair value of the residual interest had been written down to $0 since the second quarter of 2009.
     FSTAR 2007-1. With respect to this securitization, the residual interests had a fair value of $0 at March 31, 2010 and December 31, 2009. The fair value of the residual interest had been written down to $0 since the fourth quarter of 2008.

     At March 31, 2010 and 2009, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

					Weighted-
	Fair Value at			Annual	Average
	March 31,	Prepayment	Projected	Discount	Life
	2010	Speed	Credit Losses	Rate	(in years)
		(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$286	6.0%	12.10%	20.0%	4.7
FSTAR 2006-1 Second Mortgage Securitization	$—	12.0%	13.12%	20.0%	5.5

					Weighted-
	Fair Value at			Annual	Average
	March 31,	Prepayment	Projected	Discount	Life
	2009	Speed	Credit Losses	Rate	(in years)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$17,523	12.0%	5.61%	20%	3.9
FSTAR 2006-1 Second Mortgage Securitization	$773	16.0%	4.81%	20%	4.3
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

Summary of Transferor’s	March 31, 2010		December 31, 2009
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Total draw contribution	$31,167	$49,150	$30,256	$48,105
Additional balance increase amount	$27,186	$38,005	$27,183	$38,571
Transferor’s interest ownership percentage	15.76%	19.29%	15.03%	18.39%
Fair value of transferor’s interests	$19,055	$—	$19,055	$—
Transferor’s interest reserve	$—	$6,241	$—	$7,287
     FSTAR 2005-1. As of March 31, 2010, the Company had a carrying value of $19.1 million in transferor’s interest held in the Company’s loans held for investment portfolio. The Company determined that a liability in accordance with ASC Topic 450 “Contingencies” was not warranted because (i) there were only immaterial outstanding claims owed to the note insurer at that time, (ii) the Company continued to receive cash flows on the interest payments associated with the transferor’s interest, (iii) increases in transferor’s interests gave rise to increases in the cash inflow into the securitization trust that thereby improved the relative credit positions of all parties to the securitization, and (iv) the structure of the securitization provided for losses in the transaction to be shared equally, i.e., pari passu, among the parties rather than being borne solely or primarily by the Company. The securitization continues to have value in its residual and transferor’s interests and the note insurer has not been required to perform, in any material respect, under its contract. However, if the performance of the securitization trust deteriorates further, there can be no assurance that the residual interest will continue to have value, that the note insurer will not be required to perform in a material respect under its contract or that the Company will not be required to record a transferor’s interest reserve.
     FSTAR 2006-2. At March 31, 2010, outstanding claims due to the note insurer were $48.2 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the carrying amount of the transferor’s interest was $0. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a SFAS 5 (now codified within ASC Topic 450, “Contingencies”) liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $6.2 million remained at March 31, 2010. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100%.
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
     First, the forecast assumed a 100% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended March 31, 2010, the three- month rolling average draw rate was 2.47% of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.47% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.
     These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws in March 2010 was 100%, the expected future draws equaled the potential future draw liability at that date.
     As indicated above, the forecast uses a constant draw rate as a percentage of the current unfunded commitment that is based on historical observations and draw behavior. The forecast does not contemplate current inactive accounts becoming active and thereby becoming eligible for draw because the nature of the loans that do not currently generate transferor’s interests have characteristics that suggest an extremely low likelihood of doing so in the future. Such loans are those in which the draw feature has been discontinued pursuant to the terms of the underlying loan agreement due to a credit-related deficiency of the borrower or due to a decline in the value of the related residential property serving as collateral.
     The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $20.4 million for FSTAR 2005-1 and $13.8 million for FSTAR 2006-2 at March 31, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans was fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.
     The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2006-2 at March 31, 2010.

Expected Future
	Draws as % of	Expected		Potential
Unfunded	Unfunded	Future	Expected	Future
Commitments (1)	Commitments (2)	Draws (3)	Loss (4)	Liability (5)
(Dollars in thousands)
$13,770	45.3%	$6,241	100.00%	$6,241

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represents an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

Unfunded Commitments
     The table below identifies separately for each HELOC trust: (i) the notional amount of the unfunded commitment under the Company’s contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home equity line of credit with the Company, and (iii) the amount currently fundable because the underlying borrowers’ lines of credit are still active:

	At March 31, 2010
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$43,119	$39,270	$82,389
Frozen or suspended unfunded commitments	$22,736	$25,500	$48,236
Unfunded commitments still active	$20,383	$13,770	$34,153

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the call provision of this securitization pool will be reached in 2015 and our exposure will be substantially mitigated at that time, based on prepayment speeds and losses in our cash flow forecast.
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
     The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment at March 31:

	2010		2009
		Balance of Retained		Balance of Retained
	Total Loans	Assets with Credit	Total Loans	Assets with Credit
	Serviced	Exposure	Serviced	Exposure
		(Dollars in thousands)
Private-label securitizations	$905,301	$19,341	$1,141,270	$70,546

Total	$905,301	$19,341	$1,141,270	$70,546

     Mortgage loans that have been securitized in private-label securitizations at March 31, 2010 and 2009 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below:

					Credit Losses
	Total Principal		Principal Amount		(Net of Recoveries)
	Amount of Loans		Of Loans 60 Days		For the Three
	Outstanding		Or More Past Due		Months Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
			(Dollars in thousands)
Securitized mortgage loans	$905,301	$1,141,270	$63,083	$74,415	$25,332	$30,125

Note 11 — Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. The Company specifically hedges the risk of fair value changes of MSRs with derivative instruments that are intended to change in value inversely to part or all of the changes in the fair value of MSRs.
     Changes in the carrying value of residential MSRs, accounted for at fair value, were as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$649,133	$511,294
Cumulative effect of change in accounting	—	—
Additions from loans sold with servicing retained	48,267	82,680
Reductions from bulk sales	(115,128)	—
Changes in fair value due to:
Payoffs(1)	(15,271)	(36,303)
All other changes in valuation inputs or assumptions (2)	(26,201)	(42,171)

Fair value of MSRs at end of period	$540,800	$515,500

Unpaid principal balance of residential mortgage loans serviced for others	$47,359,431	$57,714,858

(1)	Represents decrease in MSR value associated with loans that paid off during the period.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
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
     The key economic assumptions used in determining the fair value of MSRs capitalized during the three month period ended March 31, 2010 and 2009 periods were as follows:

	For the Three Months Ended March 31,
	2010	2009
Weighted-average life (in years)	5.9	5.5
Weighted-average constant prepayment rate	20.0%	24.4%
Weighted-average discount rate	8.4%	8.6%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	March 31,
	2010	2009
Weighted-average life (in years)	5.7	4.3
Weighted-average constant prepayment rate	11.3%	23.8%
Weighted-average discount rate	8.7%	7.8%

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
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049	$9,469
Addition from loans securitized with servicing retained	—	—
Amortization	(418)	(650)

Carrying value before valuation allowance at end of period	6,631	8,819

Valuation allowance
Balance at beginning of period	(3,808)	—
Impairment recoveries (charges)	(176)	(1,548)

Balance at end of period	(3,984)	(1,548)

Net carrying value of servicing assets at end of period	$2,647	$7,271

Unpaid principal balance of consumer loans serviced for others	$905,301	$1,141,270

Fair value of servicing assets:
Beginning of period	$3,523	$12,284

End of period	$2,881	$9,278

     The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	March 31,
	2010	2009
Weighted-average life (in years)	2.8	3.8
Weighted-average discount rate	11.4%	11.7%
     Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations.

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Residential real estate	$37,369	$38,486
Consumer	1,174	1,482

Total	$38,543	$39,968

Note 12 — Other Assets
     Other assets are comprised of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Repurchased assets with government insurance (1)	$867,660	$826,349
Repurchased assets without government insurance	50,735	45,697
Derivative assets, including margin accounts	157,633	202,436
Escrow advances	108,699	102,372
Tax assets, net	78,351	77,442
Servicing sales	90,947	—
Other	84,978	77,601

Total other assets	$1,439,003	$1,331,897

(1)	Excludes $441.0 million of Ginnie Mae loans as to which we have the unilateral right to repurchase and which are included in loans available for sale, see Footnote 7.
Note 13 — Income Taxes
Federal
     Total federal income tax provision (benefit) is allocated as follows:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Provision (benefit) from operations	$—	$(28,696)
Stockholders’ equity, for the tax effect of other comprehensive loss	—	(12,539)
Stockholders’ equity, for the tax effect of stock-based compensation	—	453

	$—	$(40,782)

     Components of the benefit for federal income taxes from operations consist of the following:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Current (benefit) provision	$116	$3
Deferred (benefit) provision	(116)	(28,699)

	$—	$(28,696)

     The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Benefit at statutory federal income tax rate (35%)	$(27,027)	$(32,618)
Increases resulting from:
Valuation allowance	26,122	—
Warrant expense	429	3,860
Other	476	62

Provision (benefit) at effective federal income tax rate	$—	$(28,696)

     Deferred income tax assets and liabilities at March 31, 2010 and December 31, 2009 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and other losses	$273,397	$270,779
Tax loss carry forwards	119,407	149,452
Non-accrual interest revenue	28,559	20,814
Premises and equipment	6,141	6,226
Alternative minimum tax credit carry forwards (indefinite carryforward period)	5,211	5,211
Accrued vacation pay	1,950	2,125
Mark-to-market adjustments	—	—
Other	8,880	8,065

	443,545	462,672
Valuation allowance	(227,157)	(201,035)

	216,388	261,637

Deferred tax liabilities:
Mortgage loan servicing rights	(171,857)	(208,702)
Loan securitizations	(27,703)	(23,655)
Mark-to-market adjustments	(8,864)	(21,477)
Federal Home Loan Bank stock dividends	(6,624)	(6,624)
State income taxes	(1,309)	(1,151)
Other	(31)	(28)

	(216,388)	(261,637)

Net deferred tax asset	$—	$—

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
     In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. Furthermore, on January 30, 2009, the Company incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $15.2 million on approximately $224.8 million of the Company’s net operating loss carryforwards.
     In particular, additional scrutiny should be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2007, 2008, and 2009, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result of the Company’s analysis, at December 31, 2009 a $201.0 million valuation allowance against its net deferred tax assets with the resulting charge to earnings amounting to $196.9 million was recorded. The remaining $4.1 million is the federal tax effect of the charge to other taxes for the state valuation allowance, discussed below. This effect did not impact earnings. For the quarter ending March 31, 2010, the valuation allowance was increased to $227.2 million, as a result of an increase of $26.1 million in the net deferred tax assets.
     The details of the net tax asset recorded as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Current tax loss carryback claims	$76,603	$76,603
Other current, net	(247)	(703)

Current tax asset	76,356	75,900
Net deferred tax asset	—	—

Net tax asset	$76,356	$75,900

     The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of March 31, 2010, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2005 and was in process of examining taxable years ending December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.
     The following table provides a reconciliation of the total amounts of unrecognized tax benefits (dollars in thousands):

For the three
months ended
March 31, 2010
Balance at January 1, 2010	$1,493
Additions to tax positions recorded during the current year	35
Additions to tax positions recorded during prior years	—
Reductions to tax positions recorded during prior years	(46)
Settlements	—
Reductions in tax positions due to lapse of statutory limitations	—

Balance at March 31, 2010	$1,482

     The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the three month period ended March 31, 2010, the Company recognized interest expense of approximately $35,000 in its statement of operations and statement of financial condition, respectively. The Company expects the above tax positions to reverse during the next 12 months, principally this amount relates to state tax controversies expected to be settled on resolution of a state tax audits.
State
     The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the consolidated statement of operations under non-interest expense-other taxes.
     State tax benefits are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
State tax benefits	$(2,982)	$(15,065)
Valuation allowance	2,656	25,700

Net expense (benefits)	$(326)	$10,635

     State deferred tax assets are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Tax loss carryforwards (expiration dates through 2029)	$25,715	$27,456
Temporary differences, net	11,974	7,577

	37,689	35,033
Valuation allowance	(37,689)	(35,033)

Net deferred state tax assets	$—	$—

     For reasons discussed above in the Federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets of $37.7 million as of March 31, 2010 and $35.0 million as of December 31, 2009.
Note 14 — Warrant Liabilities
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 14,259,794 of the Company’s common stock at $0.50 per share. The holders of such warrants are entitled to acquire the Company’s common shares for a period of ten years. During the three month period ended March 31, 2010, no shares of the Company’s common stock were issued upon exercise of May Investor Warrants. As a result of the Company’s registered offering of 575 million shares of common stock a price per share of $0.50, the number of shares of the Company’s common stock issuable to the May Investors under the May Investor Warrants was increased by 2,666,736 and the exercise price was decreased to $0.50 pursuant to the anti- dilution provisions of the May Investors Warrants. Therefore, at March 31, 2010, the May Investors held warrants to purchase 13,778,137 shares.
     Based on management’s analysis, the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities and are measured at fair value, with changes in fair value recognized through operations.
     On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. Since the issuance of the May Investor Warrants on January 30, 2009 through March 31, 2010, the Company marked these warrants to market which resulted in an increase in the liability of $2.6 million. This increase was recorded as warrant expense and included in non-interest expense under general and administrative. The Company will mark the May Investor Warrants to market quarterly until exercised.
     At March 31, 2010, the Company’s liability to warrant holders amounted to $6.3 million. This amount relates to the liability for the May Investor Warrants. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
     On January 30, 2009, the Company sold to the U. S. Treasury, 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant (the “Treasury Warrant”) to purchase up to approximately 64.5 million shares of the Company’s common stock at an exercise price of $0.62 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the preferred stock and Treasury Warrant were exempt from the registration requirements of the Securities Act. The preferred stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a 10 year term.
     During the first quarter 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued common shares. As described in Note 15, “Stockholders’ Equity,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized common shares, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense under general and administrative.

Note 15 — Stockholder’s Equity
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at March 31, 2010 is summarized as follows:

					Additional
		Earliest	Shares	Preferred	Paid in
	Rate	Redemption Date	Outstanding	Shares	Capital
	(Dollars in thousands)
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$245,124

				$3	$245,124

     On January 27, 2010, MP Thrift exercised its rights to purchase 422,535,212 shares of the Company common stock for approximately $300 million in a rights offering to purchase up to 704,234,180 shares of common stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date and entitled the holder to purchase one share of common stock at the subscription price of $0.71. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 806,950 shares of common stock, which means, in the aggregate, the Company issued 423,342,162 shares of common stock in the rights offering for approximately $300.6 million.
     On March 31, 2010, the Company completed a registered offering of 575,000,000 shares of common stock, which included 75,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full on March 29, 2010. The Company issued and sold to the Underwriters 575,000,000 shares of the Company’s common stock, $0.01 par value per share. The public offering price of the common stock was $0.50 per share. MP Thrift participated in this registered offering and purchased 200,000,000 shares at $0.50 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses.
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized loss on securities available for sale	$(39,552)	$(48,263)

Ending balance	$(39,552)	$(48,263)

     The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available for sale	$(2,166)	$(8556)
Related tax expense	572	2,995
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments — debt and equity securities — other-than- temporary impairments	—	(50,638)
Related tax benefit	—	17,724
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale	3,286	20,747
Related tax benefit	—	(7,261)
Unrealized gain (loss) on securities available for sale	7,019	89,953
Related tax (benefit) expense	—	(31,485)

Change	$8,711	$33,479

Note 16 — Derivative Financial Instruments
     The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the consolidated statements of financial condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of March 31, 2010 and December 31, 2009:
•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury futures and options.
     The Company hedges the risk of overall changes in fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized loss of $17.0 million versus a gain of $6.7 million for the three months ended March 31, 2010 and 2009 respectively, on its hedging activity relating to loan commitments and loans held for sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized $29.7 million and $7.1 million for the three months ended March 31, 2010 and 2009, respectively, on MSR fair value hedging activities.
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
     The Company had the following derivative financial instruments:

	March 31, 2010
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Mortgage banking derivatives:
Rate lock commitments	$1,849,934	$13,085	2010
Forward agency and loan sales	2,830,863	7,709	2010
Mortgage servicing rights:
U.S. Treasury and agency futures	2,495,000	(1,685)	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(526)	2010

	December 31, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Mortgage Banking Derivatives:
Rate lock commitments	$1,418,730	$10,061	2010
Forward agency and loan sales	3,007,252	27,764	2010
Mortgage servicing rights:
U.S. Treasury and agency futures	4,900,000	(49,228)	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	(747)	2010

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
Note 17 — Segment Information
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
     Following is a presentation of financial information by business segment for the period indicated:

	For the Three Months Ended March 31, 2010
	Bank	Home Lending
2010:	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$48,527	$(10,844)	$—	$37,683
(Loss) gain on sale revenue	2,166	47,041	—	49,207
Other income (loss)	9,821	12,970	—	22,791

Total net interest income and non-interest income	60,514	49,167	—	109,681
(Loss) earnings before federal income taxes	(62,018)	(15,202)	—	(77,220)
Depreciation and amortization	2,041	3,607	—	4,648
Capital expenditures	39	2,783	—	2,822
Identifiable assets	12,570,739	4,512,103	(2,750,000)	14,332,842
Inter-segment income (expense)	20,625	(20,625)	—	—

	For the Three Months Ended March 31, 2009
	Bank	Home Lending
2009:	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$49,273	$7,457	$—	$56,730
(Loss) gain on sale revenue	(17,242)	206,824	—	189,582
Other income (loss)	31,026	(29,649)	—	1,377

Total net interest income and non-interest income	63,057	184,632	—	247,689
(Loss) earnings before federal income taxes	(145,334)	52,140	—	(93,194)
Depreciation and amortization	2,563	3,213	—	5,776
Capital expenditures	1,085	3,702	—	4,787
Identifiable assets	15,193,765	6,471,052	(4,855,000)	16,809,817
Inter-segment income (expense)	36,413	(36,413)	—	—
     Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 18 — Stock-Based Compensation
     For the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation expense of $3.8 million and $0.3 million, respectively.
Stock Options
     The following tables summarize the activity that occurred for the three month period ended:

Number of Shares
March 31, 2010
Options outstanding, beginning of year	964,316
Options granted	13,259,786
Options exercised	—
Options canceled, forfeited and expired	(143,712)

Options outstanding, at March 31, 2010	14,080,390

Options exercisable, at March 31, 2010	945,290

     The total intrinsic value of options exercised during the three month period ended March 31, 2010 was zero.

Weighted Average
Exercise Price
March 31, 2010
Options outstanding, beginning of year	$14.13
Options granted	0.80
Options exercised	—
Options canceled, forfeited and expired	3.03

Options outstanding, at March 31, 2010	$1.69

Options exercisable, at March 31, 2010	$14.06

     The following information pertains to the stock options issued pursuant to the Company’s 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan and 1997 Incentive Compensation Plan, which were consolidated, amended and restated into the 2006 Equity Incentive Plan (the “2006 Plan”), but not exercised at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
	Number of	Average	Weighted		Weighted
	Options	Remaining	Average	Number	Average
	Outstanding at	Contractual Life	Exercise	Exercisable at	Exercise
Range of Grant Price	March 31, 2010	(Years)	Price	March 31, 2010	Price

$ 0.80 - 1.96	13,253,719	9.73	$0.81	118,619	$1.78
5.01	40,552	1.14	5.01	40,552	5.01
11.80 - 12.27	463,383	2.44	11.94	463,383	11.94
15.23	4,500	2.33	15.23	4,500	15.23
19.35	11,429	5.15	19.35	11,429	19.35
20.06 - 20.73	85,348	4.77	20.67	85,348	20.67
22.68 - 24.72	221,459	3.51	23.87	221,459	23.87

	14,080,390			945,290

     At March 31, 2010, options available for future grants were 14,894,540. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2010.

Cash-settled Stock Appreciation Rights
     The Company issues cash-settled stock appreciation rights (“SARs”) to officers and key employees in connection with year-end compensation. Cash-settled SARs generally vest at the rate of 25% of the grant on each of the first four annual anniversaries of the grant date. The standard term of a SAR is seven years beginning on the grant date. Grants of SARs may be settled only in cash and once made, may not be later amended or modified to be settled in common stock or a combination of common stock and cash.
     The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the SARs it issued during the three months ended March 31, 2010: dividend yield of zero; expected volatility range of 109.3% to 137.8%; a risk-free rate range of 0.8% to 1.8%; and an expected life range of 1.7 years to 3.3 years.
     The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

		Weighted	Weighted Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2009	386,615	$9.86	$0.12
Granted	—	—	—
Vested	(156,206)	10.98	0.11
Forfeited	(7,630)	9.17	0.13

Non-vested balance at March 31, 2010	222,779	9.10	0.13

     The Company recognized expense of $3,000 and $67,000 with respect to SARs during the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010, the non-vested SARs have a total compensation cost of approximately $29,000 expected to be recognized over the weighted average remaining vesting period of approximately two years.
Restricted Stock Units
     The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 33% increments on each annual anniversary of the date of grant beginning with the first anniversary. At March 31, 2010, the maximum number of shares of common stock that may be issued under the 2006 Plan as the result of any grants is 41,485,460 shares. The Company incurred expenses of approximately $0.4 million and $0.2 million with respect to restricted stock units during the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010, restricted stock units had a market value of $5.0 million.

		Weighted -Average
		Grant-Date Fair
	Shares	Value per Share
Restricted Stock:
Nonvested at December 31, 2009	52,262	$6.86
Granted	8,385,845	0.63
Vested	(51,612)	6.86
Canceled and forfeited	(650)	6.86

Nonvested at March 31, 2010	8,385,845	0.63

     On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan requires the executive to purchase 1,987,500 shares of common stock at a purchase price of $1.05 per share (the closing price of the common stock on September 28, 2009). As of March 31, 2010, 525,000 shares have been purchased through this plan.
Incentive Compensation Plan
     The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the board of directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. The Company incurred expenses of $75,000 for the three month period ended March 31, 2010.

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
General
     We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB, a federally chartered stock savings bank. At March 31, 2010, our total assets were $14.3 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 80% of our voting common stock as of December 31, 2009 and approximately 67.9% as of March 31, 2010. On April 1, 2010, following the conversion of trust preferred securities to our common stock, MP Thrift held 69.2% of our voting common stock.
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
     We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross sell other products to existing customers and increase our customer base. At March 31, 2010, we had a total of $8.2 billion in deposits, including $5.1 billion in retail deposits, $0.7 billion in government funds, $1.8 billion in wholesale deposits and $0.6 billion in company-controlled deposits.
     We also operated 23 stand-alone home loan centers located in 14 states, which originate one-to-four family residential mortgage loans as part of our retail home lending business. These offices employ approximately 162 loan officers. We also originate retail loans through referrals from our 162 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with approximately 3,300 mortgage brokers and nearly 1,200 correspondents, which are located in all 50 states and serviced by 152 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With over $32.3 billion in mortgage originations in 2009, we are ranked by industry sources as the 12th largest mortgage originator in the nation with a 1.6% market share.
     Our earnings include net interest income from our retail banking activities, fee-based income from services we provide our customers, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.8% of our total loan production during the three months ended March 31, 2010 represented mortgage loans that were collateralized by first or second mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).
     At March 31, 2010, we had 3,241 full-time equivalent salaried employees of which 314 were account executives and loan officers.
Operating Segments
     Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. Our strategy provides that we will significantly expand the offering of many of these products within our retail footprint, including consumer loans, business loans and deposits, and cash management services. This expansion is expected to occur through our network of bank branches and on-line services, as well as through teams of business and middle market bankers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 17 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.

     Banking Operation. Our banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.
•	Branch Banking consists of 162 banking centers located throughout the State of Michigan and also in Indiana (principally in the Indianapolis Metropolitan Area) and Georgia (principally in the north Atlanta suburbs).

•	Internet Banking is engaged in deposit gathering (principally money market deposit accounts and certificates of deposits) on a nationwide basis, delivered primarily through FlagstarDirect.com.

•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout key markets, including Michigan and Indiana and, to a lesser degree, in Georgia.
     In addition to deposits, we may borrow funds by obtaining advances from the FHLBI or other federally backed institutions or by entering into repurchase agreements with correspondent banks using as collateral our mortgage-backed securities that we hold as investments. The banking operation may invest these funds in a variety of consumer and commercial loan products.
     Home Lending Operation. Our home lending operation originates, acquires, sells and services one-to-four family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At March 31, 2010, we held approximately 58.3% of our interest-earning assets in first mortgage loans on single-family residences.
     During 2009 and continuing into 2010, we were one of the country’s leading mortgage loan originators. We utilize three production channels to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards. We expect to continue to leverage our technology to streamline the mortgage origination process and bring service and convenience to our brokers and correspondents. We maintain eight sales support offices that assist our brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through our production channels. Our brokers, correspondents and home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2010 used the Internet in the completion of the mortgage origination or acquisition process.
•	Retail. In a retail transaction, we originate the loan through our nationwide network of stand-alone home loan centers, as well as referrals from our 162 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosures and other aspects of the lending process and fund the transaction internally. At March 31, 2010, we maintain 23 stand-alone home loan centers. In 2010, we expect to allocate additional, dedicated home lending resources towards developing lending capabilities in our 162 banking centers and our consumer direct channel. At the same time, we centralized our loan processing to gain efficiencies and allow our lending staff to focus on originations. For the three months ended March 31, 2010 we closed $413.7 million of loans utilizing this origination channel, which equaled 9.6% of total originations as compared to $1.2 billion or 12.2% of total originations for the same period in 2009.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a premium to acquire the loan. We currently have active broker relationships with over 3,300 mortgage brokerage companies located in all 50 states. For the three months ended March 31, 2010, we closed $1.7 billion utilizing this origination channel, which equaled 38.4% of total originations, as compared to $4.0 billion or 42.7% for the same period in 2009.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,200 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed what we believe to be a competitive advantage as a warehouse lender, wherein we provide lines of credit to mortgage companies to fund their loans. Warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies with our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but we believe that there are only a limited number of experienced providers. We believe that offering warehouse lines has provided us a competitive advantage in the small to midsize correspondent channel and has helped us grow and build out our correspondent business in a profitable manner. For example, in

2010, our warehouse lines funded over 79.0% of the loans in our correspondent channel. We plan to continue to leverage our warehouse lending for customer retention throughout the remainder of 2010. For the three months ended March 31, 2010, we closed $2.2 billion utilizing the correspondent origination channel, which equaled 52.0% of total originations versus $4.3 billion or 45.1% originated for the same period in 2009.
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
     During the three months ended March 31, 2010, we primarily originated residential mortgage loans for sale that conformed to the respective underwriting guidelines established by the U.S. government sponsored agencies. Loans placed in the held-for-investment portfolio in the three months ended March 31, 2010 would comprise either loans that were repurchased or, on a very limited basis, loans that were originated to assist with the sale of our real estate owned (“REO”). During 2010, we will continue with the same mortgage origination offerings and will have the same limited level of loans placed into the held-for-investment portfolio.
     First Mortgage Loans
     At March 31, 2010, most of our held-for-investment mortgage loans were originated in prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.
     Set forth below is a table describing the characteristics of the first mortgage loans in our held-for-investment portfolio at March 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$4,606,702	$115,680	$37,318	$1,871	$4,761,571
Average note rate	5.47%	6.09%	5.43%	5.17%	5.48%
Average original FICO score	716	680	688	675	715
Average original loan-to-value ratio	74.8%	84.1%	88.7%	75.9%	75.1%
Average original combined loan-to- value ratio	78.3%	85.2%	91.0%	80.1%	78.5%
Underwritten with low or stated income documentation	41.0%	17.0%	3.0%	—%	40.0%

(1)	Unpaid principal balance does not include premiums or discounts.
     First mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, mortgage loans produced through our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, a limited number of our correspondents have been delegated underwriting authority but this has not comprised more than 12% of the loans originated in any year. In all cases, loans must be underwritten to our underwriting standards. Any loan not underwritten by our employees must be warranted by the underwriter’s employer, which may be a mortgage insurance company or a correspondent mortgage company with delegated underwriting authority. For further information, please refer to our annual report on form 10-K for the year ended December 31, 2009.
     The following table identifies, at March 31, 2010, our held-for-investment mortgages by major category and describes the current portfolio with unpaid principal balance, average note rate, average original FICO score, average original combined loan-to-value ratio (“CLTV”), the weighted average maturity and the related housing price index. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight data. Within the first lien residential mortgage loan portfolio, high LTV loan originations, defined as loans with a 95% LTV or greater at origination, comprised only 2.7% of our held-for-investment loan portfolio. Our risk of loss on these loans is mitigated because private mortgage insurance was required on the vast majority of loans with LTVs exceeding 80% at the time of origination.

				Average
				Original
	Unpaid	Average	Average	Combined		Weighted	Housing
	Principal	Note	Original	Loan-to-Value		Average	Price
	Balance (1)	Rate	FICO Score	Ratio		Maturity	Index LTV
	(Dollars in thousands)
First mortgage loans:
Amortizing:
3/1 ARM	235,546	4.74%	684	83.5%		280	85.1%
5/1 ARM	581,340	4.97%	713	77.0%		295	76.7%
7/1 ARM	72,991	5.67%	726	76.1%		302	85.6%
Other ARM	110,000	4.59%	671	84.5%		268	82.9%
Other amortizing	927,213	6.19%	709	76.4%		283	84.9%
Interest only:
3/1 ARM	368,680	4.98%	722	81.8%		268	87.7%
5/1 ARM	1,537,916	5.27%	721	79.0%		295	87.2%
7/1 ARM	128,195	6.08%	727	75.4%		303	93.3%
Other ARM	78,907	4.97%	720	83.1%		302	92.8%
Other interest only	454,815	6.18%	723	77.7%		311	98.2%
Option ARMs	259,833	5.71%	720	76.8%		320	103.5%
Subprime
3/1 ARM	1,839	7.71%	646	97.8%		295	118.5%
Other ARM	2,094	6.95%	600	85.2%		235	107.4%
Other subprime	2,203	6.85%	580	81.2%		276	96.6%

Total first mortgage loans	4,761,572	5.48%	715	78.5%		293	87.5%
Second mortgages	209,654	8.34%	733	89.5	%(2)	150	22.9	%(3)
HELOCs	288,761	5.32%	740	80.1	%(2)	71	26.4	%(3)

(1)	Unpaid principal balance does not include premiums or discounts..

(2)	Reflects LTV because these are second liens.

(3)	Does not reflect any first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

     The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio, which includes first mortgages, second mortgages and HELOCs, as of March 31, 2010 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information is referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures is referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-	Unpaid Principal
	Investment Portfolio	Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	17.17%	$1,296,991
SIVA (stated income, verified assets)	2.58%	$194,806
High LTV (i.e., at or above 95%)	0.26%	$19,706
Second lien products (HELOCs, Second mortgages)	1.88%	$142,184
Loan types:
Option ARM loans	2.42%	$182,473
Interest-only loans	14.70%	$1,110,561
Subprime (2)	0.04%	$3,075

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Includes loans with a FICO score of less than 620.
ARMs
     ARM loans held for investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with an intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the CLTV ratio, which includes second mortgages on the same collateral, was 100%, but subordinate (i.e., second mortgage) financing was not allowed over a 90% LTV ratio. At a 100% LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate,” that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.
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
     Option power ARMs, which comprised 5.5% of the first mortgage portfolio as of March 31, 2010, are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).
     Option power ARMS were originated with maximum LTV and CLTV ratios of 95%; however, subordinate financing was only allowed for LTVs of 80% or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV levels the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments, divided by the original principal balance of the loan, was generally 115%, except that the cap in New York was 110%. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5% from year to year. By 2007, option power ARMs were underwritten at the fully indexed rate rather than at a start rate. At March 31,

2010, we had $259.8 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances at March 31, 2010 was $16.0 million. The maximum balance that all option power ARMs could reach cumulatively is $282.5 million.
     Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at March 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$3,314,969	$47,194	$13,308	$1,871	$3,377,342
Average note rate	5.19%	5.78%	5.15%	5.17%	5.20%
Average original FICO score	716	716	687	675	716
Average original loan-to-value ratio	75.2%	80.7%	84.1%	75.9%	75.3%
Average original combined loan-to- value ratio	79. 1%	84.2%	91.4%	81.0%	79.2%
Underwritten with low or stated income documentation	41.0%	22.0%	10.0%	—%	40.0%

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at March 31, 2010, by year of origination:

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$259,833	$—	$—	$—	$259,833
Average note rate	5.71%	—	—	—	5.71%
Average original FICO score	720	—	—	—	720
Average original loan-to-value ratio	72.6%	—	—	—	72.6%
Average original combined loan-to- value ratio	76.8%	—	—	—	76.8%
Underwritten with low or stated income documentation	$182,473	$—	$—	$—	$182,473
Total principal balance with any accumulated negative amortization ($)	$245,660	$—	$—	$—	$245,660
Percentage of total ARMS with any accumulated negative amortization	7.0%	—	—	—	7.0%
Amount of negative amortization (i.e., deferred interest) accumulated as interest income as of 3/31/10	$16,046	$—	$—	$—	$16,046

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans at March 31:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization Accumulated as
	at Period End (1)	Interest Income During Period
	(Dollars in thousands)
2010	$259,833	$16,046
2009	$301,370	$15,369
2008	$105,805	$4,987

(1)	Unpaid principal balance does not include premiums or discounts.

     Set forth below are the frequencies at which the ARM loans outstanding at March 31, 2010, will reprice:

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	317	$88,161	2.9%
Semi-annually	6,160	2,165,226	70.5%
Annually	4,661	816,157	26.6%

Total	11,138	$3,069,544	100. 0%

     Set forth below as of March 31, 2010, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter		2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2010	$401,724	(2)	$726,975	$899,383	$948,143
2011	$933,266		$999,622	$949,452	$1,036,482
2012	$1,043,456		$1,239,808	$1,221,727	$1,233,930
Later years (1)	$1,232,529		$1,267,919	$1,264,222	$1,283,978

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through March 31, 2010.
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
     Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$2,546,989	$20,691	$832	$—	$2,568,512
Average note rate	5.42%	6.27%	3.66%	—	5.42%
Average original FICO score	722	747	617	—	722
Average original loan-to-value ratio	74.7%	79.1%	78.0%	—	74.7%
Average original combined loan-to- value ratio	79.1%	79.6%	78.0%	—	79.1%
Underwritten with low or stated Income documentation	43.0%	22.0%	—	—	43.0%

(1)	Unpaid principal balance does not include premiums or discounts.

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
     Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at March 31, 2010, by year of origination.

	Prior to
Year of Origination	2008	2008	2009	2010	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$192,071	$15,584	$1,792	$206	$209,653
Average note rate	8.38%	8.08%	6.98%	6.96%	8.34%
Average original FICO score	732	751	715	731	733
Average original loan-to-value ratio	20.1%	19.0%	17.2%	18.9%	20.0%
Average original combined loan-to- value ratio	90.2%	79.7%	94.1%	98.9%	89.5%

(1)	Unpaid principal balance does not include premiums or discounts.
     HELOCs
     The majority of HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50%. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 to 45% and the LTV was capped at 80%. The qualifying payment varied over time and included terms such as either 0.75% of the line amount or the interest only payment due on the full line based on the current rate plus 0.5%. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100%, for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90%. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.
     Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at March 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$265,210	$22,986	$527	$38	$288,761
Average note rate (2)	5.42%	4.13%	6.18%	5.51%	5.32%
Average original FICO score	737	755	N/A	N/A	740
Average original loan-to-value ratio	24.9%	27.5%	18.9%	9.0%	25.1%
Average original combined loan-to- value ratio	82.0%	74.4%	73.7%	71.1%	81.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

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
     At March 31, 2010, our commercial real estate loan portfolio totaled $1.6 billion, or 14.1% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $11.8 million, or 0.1% of our investment loan portfolio. At March 31, 2009, our commercial real estate loan portfolio totaled $1.8 billion, or 12.0% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $25.3 million, or .0.2% of our investment loan portfolio. During 2010, we only originated $0.8 million of new commercial loans versus $23.4 million for the same period in 2009.
     At March 31, 2010, our commercial real estate loans were geographically concentrated in a few states, with approximately $872.6 million (55.6%) of all commercial loans located in Michigan, $237.7 million (15.2%) located in Georgia and $88.0 million (5.6%) located in Indiana.
     The average loan balance in our commercial real estate portfolio was approximately $1.8 million, with the largest loan being $42.0 million. There are approximately 24 loans with more than $10.0 million of exposure, and those loans comprise approximately 25.0% of the portfolio.
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
     We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential mortgage loans. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at March 31, 2010, was $1.4 billion, of which $576.7 million was outstanding, as compared to, $1.2 billion granted at March 31, 2009, of which $601.6 million was outstanding.

     The following table identifies our commercial loan portfolio by major category and selected criteria at March 31, 2010:

	Unpaid		Commercial
	Principal	Average	Loans on
	Balance (1)	Note Rate	Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$1,210,692	6.6%	$186,625
Adjustable rate	357,563	6.2%	188,569

Total commercial real estate	$1,568,255	6.5%	$375,194

Commercial non-real estate loans:
Fixed rate	$7,690	7.6%	$1,947
Adjustable rate	4,104	8.2%	2,536

Total commercial non-real estate	$11,794	7.8%	$4,483

Warehouse lines of credit:
Adjustable rate	$591,122	5.4%	$—

Total warehouse lines of credit	$591,122	5.4%	$—

(1)	Unpaid principal balance does not include premiums or discounts.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe that the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended
	March 31,
	2010	2009
Return on average assets	(2.38)%	(1.68)%
Return on average equity	(41.02)%	(33.64)%
Efficiency ratio	112.5%	73.8%
Equity/assets ratio (average for the period)	5.80%	5.00%
Mortgage loans originated or purchased	$4,330,388	$9,499,744
Other loans originated or purchased	$6,823	$20,027
Mortgage loans sold and securitized	$5,014,748	$7,699,063
Interest rate spread — bank only (1)	1.45%	1.63%
Net interest margin — bank only (2)	1.42%	1.67%
Interest rate spread — consolidated (1)	1.40%	1.59%
Net interest margin — consolidated (2)	1.29%	1.59%
Dividend payout ratio	N/A	N/A
Average common shares outstanding	776,986	88,210 (4)
Average fully diluted shares outstanding	776,986	88,210 (4)
Charge-offs to average investment loans (annualized)	2.65%	3.00%

	March 31,	December 31,	March 31,
	2010	2009	2009
Equity-to-assets ratio	7.71%	4.26%	5.54%
Core capital ratio(3)	9.39%	5.81%	7.22%
Total risk-based capital ratio (3)	17.98%	11.27%	13.58%
Book value per common share	$0.57	$0.70	$4.03 (4)
Number of common shares outstanding	1,470,076	468,771	90,379
Mortgage loans serviced for others	$48,264,731	$56,521,902	$58,856,128
Capitalized value of mortgage servicing rights	1.12%	1.15%	0.88%
Ratio of allowance to non-performing loans	47.4%	48.9%	52.1%
Ratio of allowance to loans held for investment	7.10%	6.79%	5.21%
Ratio of non-performing assets to total assets	9.45%	9.25%	6.06%
Number of banking centers	162	165	177
Number of home lending centers	23	23	61
Number of salaried employees	2,927	3,075	3,285
Number of commissioned employees	314	336	519

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

(4)	Does not reflect the 300,000 shares of Series B convertible participating voting preferred stock that upon stockholder approval converted to 375,000,000 shares of common stock, the Treasury warrant to purchase 64.5 million shares of common stock, or the May Investor warrant to purchase 14.3 million shares of common stock.

Results of Operations
Net Loss
     Net loss applicable to common stockholders for the three months ended March 31, 2010 was $81.9 million, $(0.11) per share-diluted, a $14.5 million increase from the loss of $67.4 million, $(0.76) per share-diluted, reported in the comparable 2009 period. The overall increase resulted from a $59.4 million decrease in non-interest expense and a $75.6 million increase in net interest income after provision for loan losses, $119.0 million decrease in non-interest income and a $28.7 million decrease in federal income tax benefit and an increase of $1.8 million preferred stock dividends.
Net Interest Income
     We recognized $37.7 million in net interest income for the three months ended March 31, 2010, which represented a decrease of 33.6% compared to the $56.7 million reported for the same period in 2009. Net interest income represented 34.4% of our total revenue in 2010 as compared to 22.9% in 2009. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the three months ended March 31, 2010, we had an average balance of $11.4 billion of interest-earning assets, of which $9.0 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for the three months ended March 31, 2010 was $126.2 million, a decrease of 31.8% from the $184.9 million recorded 2009. Offsetting the decrease in interest income was a decrease in our cost of funds. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. The amount of net negative amortization included in our interest income during the three month period ended March 31, 2010 and 2009 was $0.9 million and $1.7 million, respectively. The average cost of interest-bearing liabilities decreased 65 basis points (17.6%), from 3.70% during 2009 to 3.05% in 2010, while the average yield on interest-earning assets decreased 84 basis points (15.8%), from 5.29% during 2009 to 4.45% in 2010. As a result, our interest rate spread was 1.40% at March 31, 2010. The compression of our interest rate spread during the period, together with an increase in nonperforming loans of $0.3 billion, from $0.8 billion at March 31, 2009 as compared to $1.1 billion at March 31, 2010 negatively impacted our consolidated net interest margin, resulting in a decrease for 2010 to 1.29% from 1.59% at March 31, 2009. The Bank recorded a net interest margin of 1.42% at March 31, 2010, as compared to 1.67% at March 31, 2009.

     The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets was reduced by $0.9 million and $1.7 million of amortization of net premiums and net deferred loan origination costs for the three month period ended March 31, 2010 and 2009, respectively. Non-accruing loans were included in the average loans outstanding. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. The amount of net negative amortization included in our interest income during the three month period ended March 31, 2010 and 2009 was $0.9 million and $1.7 million, respectively.

	For the Three Months Ended March 31,
	2010			2009
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$1,521,640	$18,928	4.98%	$2,852,951	$36,199	5.08%
Loans held for investment
Mortgage Loans	5,115,419	61,293	4.79%	6,203,307	84,530	5.45%
Commercial Loans	1,956,926	23,852	4.89%	2,351,025	30,929	5.28%
Consumer Loans	415,930	6,122	5.97%	536,229	6,964	5.27%

Loans held for investment	7,488,275	91,267	4.88%	9,090,561	122,423	5.41%
Securities classified as available for sale or trading	1,137,521	15,367	5.43%	1,822,084	25,477	5.63%
Interest-bearing deposits	1,208,667	643	0.22%	225,940	856	1.54%
Other	8,141	1	0.03%	35,410	23	0.26%

Total interest-earning assets	11,364,244	$126,206	4.45%	14,026,946	$184,978	5.29%
Other assets	2,397,983			2,000,834

Total assets	$13,762,227			$16,027,780

Interest-Bearing Liabilities:
Demand deposits	$370,016	$512	0.56%	$271,270	$388	0.58%
Savings deposits	688,978	1,420	0.84%	424,262	1,989	1.90%
Money market deposits	581,848	1,271	0.89%	615,220	3,422	2.26%
Certificates of deposits	3,390,755	24,779	2.96%	3,963,030	37,941	3.88%

Total retail deposits	5,031,597	27,982	2.26%	5,273,782	43,740	3.36%
Demand deposits	291,901	273	0.38%	20,102	55	1.10%
Savings deposits	77,233	92	0.48%	80,251	223	1.12%
Certificates of deposits	273,685	513	0.76%	1,003,747	6,237	2.52%

Total government deposits	642,819	878	0.55%	1,104,100	6,515	2.39%
Wholesale deposits	1,790,434	13,027	2.95%	2,052,276	17,095	3.44%

Deposits	7,464,850	41,887	2.28%	8,430,158	67,350	3.24%
FHLB advances	3,900,000	41,788	4.35%	5,270,548	56,809	4.37%
Security repurchase agreements	108,000	1,153	4.33%	108,000	1,153	4.33%
Other	300,182	3,695	4.99%	248,660	2,936	4.79%

Total interest-bearing liabilities	11,773,032	88,523	3.05%	14,057,366	128,248	3.70%
Other liabilities	1,190,566			1,168,880
Stockholders’ equity	798,629			801,534

Total liabilities and stockholders equity	$13,762,227			$16,027,780

Net interest-earning assets	$(408,788)			$(30,420)

Net interest income		$37,683			$56,730

Interest rate spread (1)			1.40%			1.59%

Net interest margin (2)			1.29%			1.59%

Ratio of average interest- earning assets to interest- bearing liabilities			97.0%			100%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Three Months Ended March 31,
	2010 Versus 2009
	Increase (Decrease) due to:
	Rate	Volume	Total
	(Dollars in millions)
Interest-earning assets:
Loans available for sale	$(0.4)	$(16.9)	$(17.3)
Loans held for investment
Mortgage loans	(8.4)	(14.8)	(23.2)
Commercial loans	(1.9)	(5.2)	(7.1)
Consumer loans	0.7	(1.6)	(0.9)

Loans held for investment	(9.6)	(21.6)	(31.2)
Securities available for sale or trading	(0.5)	(9.6)	(10.1)
Interest bearing deposits	(4.0)	3.8	(0.2)

Total interest-earning assets	(14.5)	(44.3)	(58.8)

Other assets
Interest-bearing liabilities:
Demand deposits	—	0.1	0.1
Savings deposits	(1.8)	1.3	(0.5)
Money market deposits	(2.0)	(0.2)	(2.2)
Certificates of deposits	(7.6)	(5.6)	(13.2)

Total retail deposits	(11.4)	(4.4)	(15.8)
Demand deposits	(0.5)	0.7	0.2
Savings deposits	(0.1)	—	(0.1)
Certificates of deposits	(1.1)	(4.6)	(5.7)

Total government deposits	(1.7)	(3.9)	(5.6)
Wholesale deposits	(1.8)	(2.3)	(4.1)

Deposits	(14.9)	(10.6)	(25.5)
FHLB advances	—	(15.0)	(15.0)
Other	0.1	0.6	0.7

Total interest-bearing liabilities	(14.8)	(25.0)	(39.8)

Change in net interest income	$0.3	$(19.3)	$(19.0)

Provision for Loan Losses
     During the three months ended March 31, 2010, we recorded a provision for loan losses of $63.6 million as compared to $158.2 million recorded during the same period in 2009. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.
     The increase in the provision during 2010, which increased the allowance for loan losses to $538.0 million at March 31, 2010 from $524.0 million at December 31, 2009, reflects the increase in overall loan delinquencies and severity of loss (i.e., loans at least 30 days past due) in 2010. Net charge-offs for the three month period ended March 31, 2010 totaled $49.6 million as compared to $68.2 million for the same period in 2009, resulting primarily from decreased charge-offs of commercial real estate and second mortgages. As a percentage of the average loans held for investment, net charge-offs for the three months ended March 31, 2010 decreased to 2.65% from 3.00% for the same period in 2009. At the same time, overall loan delinquencies increased to 18.6% of total loans held for investment at March 31, 2010 from 16.89% at December 31, 2009. Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans increased to $1.4 billion at March 31, 2010, of which $1.1 billion were over 90 days delinquent and non-accruing, as compared to $1.3 billion at December 31, 2009, of which $1.1 billion were over 90 days delinquent and non-accruing.

     See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain on loan sales, (v) net (loss) gain on sales of MSRs, (vi) net loss on securities available for sale, (vii) loss on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $72.0 million during the three months ended March 31, 2010, which was a 62.3% decrease from the $191.0 million of non-interest income that we earned in the comparable 2009 period. The primary reason for the change was the decrease in 2010 of net gain on loan sales and securitizations.
     Loan Fees and Charges. Both our home lending operation and banking operation earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. For the three month period ended March 31, 2010, we recorded gross loan fees and charges of $16.3 million, a decrease of $16.6 million from the $32.9 million recorded for the comparable 2009 period. The decreases in loan fees and charges resulted from decreases in the volume of loans originated during 2010, compared to 2009. In accordance with U.S. generally accepted accounting principle (“U.S. GAAP”), loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. Effective January 1, 2009, we elected to account for substantially all of our mortgage originations as available-for-sale using the fair value method and therefore no longer applied deferral of non-refundable fees and costs to those loans. During three month period ended March 31, 2010, we had an adjustment of $7,000 to fee revenue in accordance with this guidance for loans not accounted for under fair value, compared to $35,000 in deferred fee revenue for the comparable 2009 period.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tend to fluctuate as a function of the increases or decreases in our deposit base. Total deposit fees and charges increased 16.3% during the three month period ended March 31, 2010 to $8.4 million as compared to $7.2 million during comparable 2009 period. A significant portion of this increase in deposit fees and charges was the result of a 21.8% increase in debit card transaction volume during the first quarter 2010. Our debit card fee income was $1.4 million and $1.1 million during the first three months of 2010 and 2009 respectively. Total number of customer checking accounts increased from approximately 110,800 at March 31, 2009 to approximately 117,000 at March 31, 2010.
     Loan Administration. When our home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. The majority of our MSRs are accounted for on the fair value method. See Note 11 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The following table summarizes net loan administration income (loss):

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Servicing income (loss) on consumer mortgage servicing:
Servicing fees, ancillary income and charges	$1,174	$1,482
Amortization expense — consumer	(418)	(650)
Impairment (loss) — consumer	(176)	(1,548)

Total net loan administration income (loss), consumer	580	(716)
Servicing income (loss) on residential mortgage servicing:
Servicing fees, ancillary income and charges	$37,369	38,486
Fair value adjustments	29,672	7,060
(Loss) on hedging activity	(41,471)	(76,631)

Total net loan administration income (loss) — residential	25,570	(31,085)

Total loan administration income (loss)	$26,150	(31,801)

(1)	Loan administration income does not include the impact of mortgage-backed securities deployed as economic hedges of the MSR assets. These positions, recorded as securities-trading, provided $3.3 million in losses and $23.7 million in gains and contributed an estimated $2.1 million and $10.6 million of net interest income for the three month period ended March 31, 2010 and 2009, respectively.
     Loan administration income increased to $26.2 million for the three month period ended March 31, 2010 from a loss of $31.8 million for the comparable 2009 period. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of our loans serviced for others portfolio. This decrease reflects the sale of servicing rights related to $10.8 billion of loans serviced for others on a bulk basis and $0.5 billion on a servicing released basis during the three month period ending March 31, 2010. The total unpaid principal balance of loans serviced for others was $48.3 billion at March 31, 2010, versus $58.9 billion at March 31, 2009.
     For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended March 31, 2010 versus 2009 was due to the decrease in consumer loans serviced for others. At March 31, 2010, the total unpaid principal balance of consumer loans serviced for others was $0.9 billion versus $1.1 billion serviced at March 31, 2009. The decrease in impairment of $1.4 million was primarily the result of changes in delinquency assumptions.
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
     For U.S. government sponsored agency mortgage-backed securities held, we recorded a loss of $3.3 million for the three month period ended March 31, 2010, of which $3.8 million related to an unrealized loss on agency mortgage backed securities held at March 31, 2010. For the same period in 2009, we recorded a gain of $23.7 million of which $21.4 million related to an unrealized gain on agency mortgage backed securities held at March 31, 2009.
     Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in 2010 and 2009 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations.
     We recognized a loss of $2.7 million for the three month period ended March 31, 2010. In 2010, $1.8 million was related to a reduction in the residual valuation and $0.9 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. Additionally, during the fourth quarter 2009, we wrote down the remaining amount of transferor interest on one of our HELOC securitizations and recorded a liability of $7.6 million to reflect the expected liability arising from future transferor’s interest. At March 31, 2010, our expected liability was $6.2 million.
     Net Gain on Loan Sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, we are able to sell loans into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing our net gain achievable. During 2008 and into 2009, our net gain was also affected by increasing spreads available from securities we sell that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential mortgage loans and Federal Housing Administration insured loans, which have provided us with more favorable loan pricing opportunities for conventional residential mortgage products.
     The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net gain on loan sales	$52,566	$195,694

Loans sold and securitized	$5,014,748	$7,699,063
Spread achieved	1.05%	2.54%

     For the three month period ended March 31, 2010, net gain on loan sales decreased $143.1 million to $52.6 million from $195.7 million in the comparable 2009 period. The 2010 period reflects the sale of $5.0 billion in loans versus $7.7 billion sold in the 2009 period. Management believes changes in market conditions during the 2009 period which has continued into 2010 resulted in a decreased mortgage loan origination volume ($4.3 billion in the 2010 period versus $9.5 billion in the 2009 period) and an overall decrease on sale spread (105 basis points in the 2010 versus 254 basis points in the 2009 period).
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. The effect of the application of fair value accounting on the current year’s operations amounted to $14.1 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale that remained on our consolidated statement of financial condition at March 31, 2010 at their estimated fair value. The change of method was made on a prospective basis; therefore, only mortgage loans available for sale that were originated during 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $17.0 million and $(6.7) million for the three month period ended March 31, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $88.0 million and $256.8 million for the three month period ended March 31, 2010 and 2009, respectively. Provisions to our secondary market reserve amounted to $7.1 million and $3.8 million, for the three month period ended March 31, 2010 and 2009 respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $48.3 million and $86.5 million for the three month period ended March 31, 2010 and 2009 respectively.
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
     For the three month period ended March 31, 2010, we recorded a loss on sales of MSRs of $2.2 million, which represented the estimated costs of the transaction, compared to a $0.1 million loss recorded for the same period in 2009. For the first three months in 2010, we sold servicing rights related to $10.8 billion of loans serviced for others on a bulk basis and $0.5 billion on a servicing released basis.
     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).
     Gains on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. For the three month period ended March 31, 2010, there were no sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank compared with a $11.1 million gain on $418.7 million of sales during the quarter ended March 31, 2009.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sale securities. During the three month period ended March 31, 2010, we sold $54.6 million in purchased U.S. government sponsored agency and non-U.S. government sponsored agency securities available for sale generating a net gain on sale of available for sale securities of $2.2 million.
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
     In the three month period ended March 31, 2010, additional other-than-temporary impairment (“OTTI”) due to credit losses on investments with existing other-than-temporary impairment credit losses totaled $3.3 million while no additional OTTI due to credit loss was recognized on securities that did not already have such losses; all OTTI due to credit losses were recognized in current operations. In the three months ended March 31, 2009, additional credit losses on the CMOs totaled $17.2 million, which was recognized in current operations. At March 31, 2010, the cumulative amount of other-than-temporary impairment due to credit losses totaled $38.6 million.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLBI stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.) and Douglas Insurance Agency, Inc.
     For the three month period ended March 31, 2010, we recognized an increase of $2.7 million in dividends on an average outstanding balance of FHLBI stock of $373.4 million. During 2010, Flagstar Reinsurance Company earned fees of $0.5 million versus $2.4 million in 2009. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. However, also during the three month period ended March 31, 2010, we recorded an expense of $26.8 million for the increase in our secondary market reserve due to our change in estimate of expected losses from loans sold in prior periods, which increased from the $10.8 million recorded in the comparable 2009 period.
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
Non-Interest Expenses

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Compensation and benefits	$53,931	$58,654
Commissions	7,150	33,415
Occupancy and equipment	16,011	18,879
Advertising	2,159	2,494
Federal insurance premiums	10,047	4,236
Communication	1,212	1,725
Other taxes	856	1,007
Asset resolution	16,573	24,873
Warrant expense	1,227	11,028
Other	14,238	26,641

Total	$123,404	$182,952
Less: capitalized direct costs of loan closings, in accordance with ASC 310	(62)	(283)

Total, net	$123,342	$182,669

Efficiency ratio (1)	112.5%	73.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

     Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $123.4 million during the three month period ended March 31, 2010 compared to $183.0 million in the comparable 2009 period. The 32.5% decrease in non-interest expense was largely due to a decline in commissions, a decrease in warrant expense, and an overall reduction in expenses resulting from cost-saving measures. Moreover, for the first three months in 2010, we closed three banking centers, bringing our banking center network total for the quarter to 162.
     Our gross compensation and benefit expense totaled $53.9 million for the three month period ended March 31, 2010, compared to $58.7 million in the comparable 2009 period. The 8.1% decrease in gross compensation and benefits expense is primarily attributable to a reduction in our salaried workers. Our full-time equivalent (“FTE”) salaried employees decreased by 358 from March 31, 2009 to 2,927 at March 31, 2010, which largely reflects a reduction in bank employees due to branch closings. Commission expense, which is a variable cost associated with loan production, totaled $7.2 million, equal to 17 basis points (0.17%) of total loan production in 2010 as compared to $33.4 million, equal to 35 basis points (0.35%) of total loan production in the comparable 2009 period. The decline in commission is due to a revised compensation structure across our various distribution channels. Occupancy and equipment totaled $16.0 million for the three months ended March 31, 2010, a decrease of $2.9 million from the comparable 2009 period, which reflects the closing of various non-profitable home loan centers. Advertising expense, totaled $2.2 million for the three months ended March 31, 2010 a decrease of $0.3 million, or 13.4%, from March 31, 2009. Our FDIC insurance premiums were $10.0 million for the three months ended March 31, 2010 as compared to $4.2 million at 2009. We recorded $1.2 million in communication expense for the three months ended March 31, 2010 as compared to $1.7 million for the comparable 2009 period. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expenses is reflective of a decrease in our banking centers as well as expense reductions resulting from our vendor management initiatives. We pay taxes in the various states and local communities in which we are located and/or do business. For the three month period ended March 31, 2010, our state and local taxes totaled a tax expense of $0.9 million, compared to a tax expense of $1.0 million in comparable 2009 period. Asset resolution expenses consists of foreclosure and other disposition and carry costs, loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense decreased $8.3 million to $16.6 million primarily due to a decrease in our provision for REO loss. Provision for REO loss decreased from $17.4 million to $7.5 million, a decrease of $5.1 million net of any gain on REO and recovery of related debt. Warrant expense consisted of the recording of a $1.2 million valuation for the warrants issued to certain investors in our May 2008 private placement in full satisfaction of our obligations under anti-dilution provisions applicable to such investors. Warrant expense decreased from $11.0 million during the three month period ended March 31, 2009 to $1.2 million for the three months ended March 31, 2010. The $9.8 million decrease was primarily due to the discontinuation of recording the valuation for Treasury warrants that were valued in the comparable 2009 period at $9.0 million. Other expenses totaled $14.2 million for the three month period ended March 31, 2010 compared to $26.6 million in the comparable 2009 period. The $12.4 million decrease was primarily due to a $10.0 million decrease in net reinsurance expense.
Provision (Benefit) for Federal Income Taxes
     For the three month period ended March 31, 2010, our provision for federal income taxes as a percentage of pretax loss was 0% compared to benefits on pretax losses of 30.8% for the comparable 2009 period. For each period, the (benefit) provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.
     We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
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
     FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable; and therefore, difficult to overcome. We had cumulative pre-tax losses in 2007, 2008 and 2009 and we considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $227.2 million valuation allowance against deferred tax assets as of March 31, 2010. See Note 13 of Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Analysis of Items on Statement of Financial Condition
     Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, Treasury bonds, and non-investment grade residual interests from our private-label securitizations. Changes to the fair value of trading securities are recorded in the consolidated statement of operations. At March 31, 2010 there were $893.0 million in Treasury bonds and agency mortgage-backed securities in trading as compared to $328.2 million at December 31, 2009. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in U.S. GAAP. The non-investment grade residual interests resulting from our private label securitizations were $0.3 million at March 31, 2010 versus $2.1 million at December 31, 2009. Non-investment grade residual securities classified as trading decreased as a result of the increase in actual and expected losses in the second mortgages and HELOC’s that underlie these assets. See Note 6 the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Securities Classified as Available-for-Sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, increased to $0.7 billion at March 31, 2010, from $0.6 billion at December 31, 2009. See Note 5 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other Investments Restricted. Our investment portfolio decreased from $15.6 million at December 31, 2009 to $4.4 million at March 31, 2010. We have other investments in our insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.
     Loans Available for Sale. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At March 31, 2010, we held loans available for sale of $1.9 billion, which was a decrease of $0.1 billion from $2.0 billion held at December 31, 2009. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The decrease in the balance of loans available for sale was principally attributable to the volume of loan originations during the three month period ended March 31, 2010, offset in part by the inclusion of approximately $441.0 million of certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. For further information on our loans available for sale, see Note 7 in the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans Held for Investment. Our largest category of earning assets consists of loans held for investment. Loans held for investment consist of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $7.7 billion in December 2009, to $7.6 billion in March 2010 due in large part to management’s decision to not originate loans for portfolio. Mortgage loans held for investment decreased $187.6 million to $4.8 billion, second mortgage loans decreased $11.4 million to $210.2 million, commercial real estate loans decreased $45.1 million to $1.6 billion and consumer loans decreased $16.1 million to $407.7 million. For information relating to the concentration of credit of our loans held for investment, see Note 8 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets
     The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
Non-Performing Loans and Assets

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Dollars in thousands)
Non-performing loans	$1,136,205	$1,071,636	$1,055,358	$940,777	$893,808
Repurchased non-performing assets, net	50,735	45,697	26,601	18,384	14,830
Real estate and other repossessed assets, net	167,265	176,968	164,898	131,620	106,546

Total non-performing assets, net	$1,354,205	$1,294,301	$1,246,857	$1,090,781	$1,015,184

Ratio of non-performing assets to total assets	9.45%	9.25%	8.44%	6.67%	6.06%
Ratio of non-performing loans to loans held for investment	14.99%	13.89%	12.98%	11.18%	9.99%
Ratio of allowance to non-performing loans	47.35%	48.90%	50.03%	50.38%	52.14%
Ratio of allowance to loans held for investment	7.10%	6.79%	6.49%	5.63%	5.21%
Ratio of net charge-offs to average loans held for investment	0.66%	1.23%	0.87%	1.35%	0.75%
     Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected. At March 31, 2010, we had $1.4 billion in loans that were determined to be delinquent. Of those delinquent loans, $1.1 billion of loans were non-performing, of which $727.0 million, or 64.0%, were single-family residential mortgage loans.
     Loan Modifications. We may modify certain loans to retain customers or to maximize collection of the loan balance. We have maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during the third quarter of 2009 have resulted in a significant increase in restructured loans. These loans are classified as troubled debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months.
     The following table sets forth information regarding TDRs at March 31, 2010:

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Residential	$410,078	$191,944	$602,022
Commercial	31,676	142,011	173,687

	$441,754	$333,955	$775,709

     The following table sets forth information regarding delinquent loans at the dates listed. At March 31, 2010, 62.3% of all delinquent loans are loans in which we had a first lien position on residential real estate.
Delinquent Loans

	March 31,	December 31,
	2010	2009
Days Delinquent	(Dollars in thousands)
30 – 59
First mortgages	$99,122	$103,785
Second mortgages	4,277	4,386
HELOC	4,582	4,486
CRE	69,243	27,807
Other	1,606	3,036

Total 30- 59 days delinquent	178,830	143,500

60 - 89
First mortgages	63,646	71,804
Second mortgages	2,485	4,164
HELOC	2,639	3,807
CRE	25,584	6,818
Other	903	1,032

Total 60- 89 days delinquent	95,257	87,625

90 +
First mortgages	709,419	659,469
Second mortgages	11,648	8,202
HELOC	8,005	7,652
CRE	395,801	385,687
Other	11,332	10,626

Total 90+ days delinquent	1,136,205	1,071,636

Total delinquent loans	$1,410,292	$1,302,761

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $241.8 million, 60 day delinquencies equaled $138.9 million and 90 day delinquencies equaled $1.2 billion at March 31, 2010. Total delinquent loans under the MBA Method total $1.6 billion or 20.93% of loans held for investment at March 31, 2010. By comparison, delinquent loans under the MBA Method total $1.5 billion or 19.4% of loans held for investment at December 31, 2009.

     The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest:
Non-Accrual Loans

	At March 31, 2010
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
	(Dollars in thousands)
Mortgage loans	$4,803,425	$709,419	14.8%	62.7%
Second mortgages	210,208	11,648	5.5	1.0
Commercial real estate	1,555,163	390,533	25.1	34.6
Construction	15,544	5,954	38.3	0.5
Warehouse lending	576,719	—	—	—
Consumer	407,742	8,899	2.18	0.8
Commercial non-real estate	11,878	4,484	37.75	0.4

Total loans	7,580,679	$1,130,937	14.9%	100.0%

Less allowance for loan losses	(538,000)

Total loans held for investment, net	$7,042,679

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
     Our assessments of loss exposure from interest-only residential mortgage loan products and adjustable rate residential mortgage loans are based upon consideration of the historical loss rates associated with those types of loans. Such loans are included within first mortgage residential loans, as to which we establish a reserve based on a number of factors, such as days past due, delinquency and severity rates in the portfolio, loan-to-value ratios based on most recently available appraisals or broker price opinions, and availability of mortgage insurance or government guarantees. The severity rates used in the determination of the adequacy of the allowance for loan losses are indicative of, and thereby inclusive of consideration of, declining collateral values. In the current low-interest rate environment, future resets of interest rates on adjustable rate loans (which are estimated to apply to $3.0 billion of loans for 2010) are generally expected to result in identical or lower rates for the borrowers.
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
     The deterioration in credit quality that began in the latter half of 2007 continued throughout 2008, 2009 and throughout the first three months in 2010 with further worsening in the local and national economies and steep declines in the real estate market. This deterioration is reflected in the substantial increase in delinquency rates and an increase in seriously delinquent and nonperforming loans. The overall delinquency rate (loans over 30 days delinquent using the OTS Method) increased for the first three months in 2010 to 18.60%, up from 16.89% as of December 31, 2009 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS Method), to 14.98% from 13.89%, respectively. At March 31, 2010, nonperforming loans totaled $1.14 billion, an increase of $64.6 million, or 6.0%, over the amount at December 31, 2009. Certain portfolios have shown particular credit weakness. These include the residential loan portfolios, including residential first mortgages, construction and land lot loans, as well as the commercial real estate portfolio.
     Residential Real Estate. As of March 31, 2010, non-performing residential first mortgages, including land lot loans, increased to $709.4 million, up $49.9 million or 7.6%, from $659.5 million at the end of 2009. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through the first quarter of 2010. Net charge-offs within the residential first mortgage portfolio, totaled $29.0 million for the three month period ended March 31, 2010 compared to $32.8 million for the quarter ended December 31, 2009, which represents an 11.6% decrease.
     The overall delinquency rate in the residential construction loan portfolio was 43.8% as of March 31, 2010, up from 42.45% as of December 31, 2009. Non-performing construction loans increased to $6.0 million, or 38.3% of the construction loan portfolio as of March 31, 2010 up from 29.06% as of December 31, 2009. With the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio is experiencing declines in credit quality. Net charge-offs in the construction loan portfolio totaled approximately $20,000 for the three month period ended March 31, 2010 down from $434,000 for the quarter ended December 31, 2009. Management expects charge-offs to increase somewhat in the coming year based on the current level of delinquencies.
     Commercial Real Estate. The commercial real estate portfolio has experienced deterioration in credit beginning in mid-2007 and continuing into 2010 primarily in the commercial land residential development loans. The credit deterioration continued in the current year within those portfolios and the office and retail loan portfolios are now under increasing pressure from worsening economic conditions. Non-performing commercial real estate loans have increased to 25.5% of the portfolio at March 31, 2010 up from 24.10% as of the end of 2009. Net charge-offs within the commercial real estate portfolio totaled $8.1 million for the three month period ended March 31, 2010 down from $42.3 million for the quarter ended December 31, 2009.
     Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.
     The allowance for loan losses increased to $538.0 million at March 31, 2010 from $524.0 million at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans decreased to 47.4% from 48.9% at December 31, 2009, which reflects the changes in assumptions for loss rates as well as the effect of charge-offs taken during the period in light of the virtually static nature of the Bank’s portfolio (i.e., few new loans). The allowance for loan losses as a percentage of investment loans increased to 7.10% from 6.79% as of December 31, 2009.

     The following tables set forth certain information regarding our allowance for loan losses as of March 31, 2010 and the allocation of the allowance for loan losses over the past five years:
Allowance for Loan Losses

	At March 31, 2010
	Investment	Percent		Percentage
	Loan	of	Allowance	to Total
	Portfolio	Portfolio	Amount	Allowance
	(Dollars in thousands)
Mortgage loans	$4,803,425	63.3%	$281,925	52.4%
Second mortgages	210,208	2.8	36,500	6.8
Commercial real estate	1,555,163	20.5	163,804	30.4
Construction	15,544	0.2	2,252	0.4
Warehouse lending	576,719	7.6	3,990	0.7
Consumer	407,742	5.4	36,151	6.7
Commercial non-real estate	11,878	0.2	3,144	0.6
Unallocated	—	—	10,234	2.0

Total	$7,580,679	100.0%	$538,000	100.0%

     The following tables set forth certain information regarding our composition of allowance for loan losses as of March 31, 2010:
Composition of Allowance for Loan Losses
As of March 31, 2010

	General	Specific
Description	Reserves	Reserves	Total
	(Dollars in thousands)
First mortgage loans	$252,599	$29,326	$281,925
Second mortgage loans	36,477	23	36,500
Commercial real estate loans	50,981	112,823	163,804
Construction loans — residential	1,995	257	2,252
Warehouse lending	2,422	1,568	3,990
Consumer loans, including home equity lines of credit	35,964	187	36,151
Non-real estate commercial	934	2,210	3,144
Other and unallocated	10,234	—	10,234

Total allowance for loan losses	$391,606	$146,394	$538,000

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.
     The following table sets forth information regarding non-performing loans as of March 31, 2010:

Non-performing loans	March 31, 2010
(Dollars in thousands)
Loans secured by real estate
Home loans — secured by first lien	$709,419
Home loans — secured by second lien	11,648
Home equity lines of credit	8,005
Construction — residential	5,954
Commercial	395,801

Total non-performing loans secured by real estate	1,130,827

Commercial	4,484
Other consumer	894

Total non-performing loans held in portfolio	$1,136,205

     In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These aggressive modification programs began in the latter months of 2008 and increased substantially in 2009. As of March 31, 2010, we had $794.6 million in restructured loans in the loans held for investment portfolio, of which $334.0 million were included in non-performing loans.
     Restructured loans by loan type are presented in the following table:

Restructured Loans
March 31, 2010
(Dollars in thousands)
First mortgage loans	$605,144
Second mortgage loans	15,710
Commercial	173,687
HELOC	52
Other consumer	—

Total	$794,593

     The following table shows the activity in the allowance for loan losses during the indicated periods (dollars in thousands):
Activity Within the Allowance For Loan Losses

			For the Year
	For the Three Months Ended		Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
Beginning balance	$524,000	$376,000	$376,000
Provision for loan losses	63,559	158,214	504,370

Charge-offs
First mortgage	(29,684)	(25,775)	(127,257)
Second mortgage	(6,695)	(12,687)	(42,695)
Commercial	(8,481)	(22,633)	(147,549)
Construction — residential	(21)	(789)	(2,922)
Warehouse	(471)	—	(1,123)
Consumer:
HELOC	(4,877)	(6,199)	(35,807)
Other consumer	(634)	(784)	(4,634)
Other	(697)	(575)	(2,789)

Total charge-offs	(51,560)	(69,442)	(364,776)

Recoveries
First mortgage	664	834	2,802
Second mortgage	265	84	888
Commercial	373	—	2,586
Construction — residential	1	33	35
Warehouse	—	—	12
Consumer:
HELOC	354	72	822
Other consumer	301	106	411
Other	43	99	850

Total recoveries	2,001	1,228	8,406

Charge-offs, net of recoveries	(49,559)	(68,214)	(356,370)
Ending balance	$538,000	$466,000	$524,000

Net charge-off ratio	2.65%	3.00%	4.20%

     Repossessed Assets. Real property that we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held for investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At March 31, 2010, we had $167.3 million of repossessed assets compared to $177.0 million at December 31, 2009. The decrease was the result of a decrease of $19.7 million in new foreclosures, to $40.8 million during the three month period ended March 31, 2010 as compared to $60.5 million during the three month period ended December 31, 2009.
     The following schedule provides the activity for repossessed assets during each of the past five quarters:
Net Repossessed Asset Activity

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Dollars in thousands)
Beginning balance	$176,968	$164,898	$131,620	$106,486	$109,237
Additions	40,750	60,466	69,032	57,604	21,571
Disposals	(50,453)	(48,396)	(35,754)	(32,470)	(24,322)

Ending balance	$167,265	$176,968	$164,898	$131,620	$106,486

     Accrued Interest Receivable. Accrued interest receivable increased to $52.7 million at March 31, 2010 from $44.9 million at December 31, 2009. Our total earning assets decreased (slightly 1.0% decrease), as the balance of non-accrual loans stayed the same at $1.1 million at March 31, 2010 as compared to $1.1 million at December 31, 2009. We typically collect interest in the month following the month in which it is earned.
     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $237.9 million at March 31, 2010, a decrease of $1.4 million, or 0.4%, from $239.3 million at December 31, 2009. Our investment in property and equipment decreased due to our decision to limit branch expansion.
     Mortgage Servicing Rights. At March 31, 2010, MSRs included residential MSRs carried at fair value amounting to $540.8 million and consumer MSRs carried at lower of amortized cost or market amounting to $2.6 million. At December 31, 2009, residential MSRs amounted to $649.1 million and consumer MSRs carried at amortized cost amounted to $3.2 million. During the three months ended March 31, 2010 and 2009, we recorded additions to our residential MSRs of $48.3 million and $82.7 million, respectively, due to loan sales or securitizations. Also, during the three month period ended March 31, 2010, we reduced the amount of MSRs by $115.1 million related to bulk servicing sales and $15.3 million related to loans that paid off during the period and decreases of $26.2 million related to the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $48.3 billion at March 31, 2010 versus $56.6 billion at December 31, 2009, with the decrease primarily attributable to our bulk and flow servicing sale of $10.8 billion in underlying loans partially offset by loan origination activity for 2010.
     Other Assets. Other assets are comprised of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Repurchased assets with government insurance	$867,660	$826,349
Repurchased assets without government insurance	50,735	45,697
Derivative assets, including margin accounts	157,633	202,436
Escrow advances	108,699	102,372
Servicing sales	90,947	—
Tax assets, net	78,351	77,442
Other	84,978	77,601

Total other assets	$1,439,003	$1,331,897

     Other assets increased $0.1 billion, or 7.7%, to $1.4 billion at March 31, 2010 from $1.3 billion at December 31, 2009. We sell a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. A significant portion of these are government-guaranteed or insured loans that are repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders after a specified delinquency period. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to claim filing guidelines. The balance of such loans held by us was $867.7 million at March 31, 2010 and $826.3 million at December 31, 2009. The balance has increased substantially year over year due to the growth in our government lending area throughout 2007 and 2008 combined with the increase in the default levels within the marketplace.
Liabilities
     Deposits. Our deposits can be subdivided into four areas: the retail division, the government banking, the national accounts division and Company controlled deposits. Retail deposit accounts decreased $332.8 million, or 6.1% to $5.1 billion at March 31, 2010, from $5.4 billion at December 31, 2009. Saving and checking accounts totaled 24.0% of total retail deposits. In addition, at March 31, 2010, retail certificates of deposit totaled $3.3 billion, with an average balance of $30,022 and a weighted average cost of 2.96% while money market deposits totaled $562.9 million, with an average cost of 0.94%. Overall, the retail division had an average cost of deposits of 2.18% at March 31, 2010 versus 2.12% at December 31, 2009.
     We call on local municipal agencies as another source for deposit funding. Government banking deposits increased $92.8 million or 16.6% to $650.3 million at March 31, 2010, from $557.5 million at December 31, 2009. These balances fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 0.59% at March 31, 2010 versus 0.60% at December 31, 2009. These deposit accounts include $180.9 million of certificates of deposit with maturities typically less than one year and $455.6 million in checking and savings accounts.
     In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. For the year ended December 31, 2006 and through June 30 2007, we did not solicit any funds through this division as we were able to access more attractive funding sources through FHLBI advances, security repurchase agreements and other forms of deposits that provide the potential for a long term customer relationship. These deposit accounts decreased $0.2 billion, or 11.1%, to $1.8 billion at March 31, 2010, from $2.0 billion at December 31, 2009. These deposits had a weighted average cost of 2.67% at March 31, 2010 versus 2.52% at December 31, 2009. We do not anticipate adding any national account deposits in 2010.
     Company controlled deposits are accounts that represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank. These deposits do not bear interest. Company controlled deposits decreased $175.6 million to $580.8 million at March 31, 2010 from $756.4 million at December 31, 2009. This decrease is the result of our decrease in mortgage loans being serviced for others during the three month period ended March 31, 2010 as well as a higher volume of loan payoffs which accrue until remitted to the respective U.S. government sponsored agency for whom the Bank is servicing loans.
     We participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives our customers the potential to receive FDIC insurance up to $50 million. At March 31, 2010, $337.7 million of our total CDs were related to this program.

     The composition of our deposits was as follows:
Deposit Portfolio

	March 31, 2010			December 31, 2009
		Month	Percent		Month	Percent
		End	of		End	of
	Balance	Rate (4)	Balance	Balance	Rate (4)	Balance
	(Dollars in thousands)
Demand accounts	$539,314	0.40	6.62%	$546,218	0.38	6.22%
Saving accounts	689,480	0.86	8.46	724,278	0.73	8.25
MMDA	562,926	0.94	6.91	632,099	0.56	7.18
Certificates of deposit (1)	3,330,182	2.96	40.89	3,552,090	2.94	40.40

Total retail deposits	5,121,902	2.18	62.88	5,454,685	2.12	62.05

Municipal deposits (2)	650,247	0.59	7.98	557,495	0.60	6.35
National accounts	1,792,743	2.67	22.01	2,009,866	2.52	22.98
Company controlled deposits (3)	580,787	—	7.13	756,423	—	8.62

Total deposits	$8,145,679	2.01	100.0%	$8,778,469	1.93	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.6 billion and $1.6 billion at March 31, 2010 and December 31, 2009, respectively.

(2)	Government accounts includes funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by the Company that have been placed on deposit with the Bank.

(4)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.
     FHLBI Advances. At March 31, 2010, FHLBI advances remained unchanged from $3.9 billion at December 31, 2009. We rely upon advances from the FHLBI as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLBI advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our deposit base, the company controlled deposits that we hold, or alternative funding sources such as repurchase agreements. In the fourth quarter of 2009, we prepaid $650 million in higher cost advances to remove them from the balance sheet to deleverage the balance sheet. We incurred a $16.4 million penalty to prepay these advances.
     The $2.2 billion portfolio of putable FHLBI advances we hold, which matures in 2012 and 2013, is callable by the FHLBI during 2010 and thereafter based on FHLBI volatility models. If these advances are called, we will need to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact our consolidated results of operations.
     Security Repurchase Agreements. Security repurchase agreements remained unchanged at $108.0 million at March 31, 2010 and December 31, 2009, respectively. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate.
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
     Accrued Interest Payable. Accrued interest payable decreased $4.4 million, or 16.9%, to $21.7 million at March 31, 2010 from $26.1 million at December 31, 2009. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. For the three month period ended March 31, 2010, the average overall rate on our deposits decreased 96 basis points to 2.28% from 3.24% for the same period in 2009.

     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $76.0 million and $66.0 million at March 31, 2010 and December 31, 2009, respectively. The increase in our secondary market reserve was the result of the increase in our loss rate during the previous year on repurchases or indemnification to the purchaser of loans sold and the increase in volume of loans repurchased or indemnified.
     Other Liabilities. Other liabilities increased $438.6 million, or 184.4%, to $676.5 million at March 31, 2010 from $237.9 million at December 31, 2009. A significant portion of our other liabilities is the result of us recognizing on our balance sheet certain loans sold to Ginnie Mae, that we as the servicer, have the option to repurchase without Ginnie Mae’s prior authorization, any individual loan when certain delinquency criteria are met. Once we have the unilateral ability to repurchase the delinquent loan, we have effectively regained control over the loan and are required to recognize the loan along with a corresponding liability. The repurchase option asset and corresponding liability, which we include as part of our other liabilities was $441.0 at March 31, 2010.
Liquidity and Capital Resources
     Our principal uses of funds include loan originations and operating expenses, and in the past also included the payment of dividends and stock repurchases. At March 31, 2010, we had outstanding rate-lock commitments to lend $1.8 billion in mortgage loans. We have commitments of $359 thousand for consumer and $157 thousand for second mortgages as of March 31, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total unused collateralized lines of credit, including construction, consumer, first and second HELOCs and commercial totaled $1.2 billion at March 31, 2010.
     We suffered a loss in excess of $81.9 million during three month period ended March 31, 2010. On January 30, 2009, we consummated a transaction with MP Thrift in which we raised $250 million. On that same date, we entered into a letter of agreement with the Treasury, in exchange for 266,657 shares of our fixed rate cumulative perpetual preferred stock for $266.7 million. Management and certain members of our board of directors also acquired, in the aggregate, $5.3 million of common stock on that date. In addition, we entered into a closing agreement with MP Thrift pursuant to which we will sell an additional $100 million in equity capital, and, in February 2009, we consummated two related transactions in which we raised $50 million of the additional $100 million. Of these amounts, $475 million was invested immediately into the Bank as equity capital. As a result, the OTS advised that there would not be any change to our “well capitalized” regulatory capital classification. On June 30, 2009, MP Thrift acquired the $50.0 million of trust preferred securities pursuant to which we issued 50,000 shares that are convertible into common stock. In addition, in our rights offering that expired on February 8, 2010, our stockholders, including MP Thrift, exercised their rights to purchase 423,342,162 shares of common stock for approximately $300.6 million. On March 31, 2010, we completed a registered offering of 575 million shares of common stock, which included an over-allotment option for 75 million shares that was exercised in full on March 29, 2010. The offering resulted in aggregate net proceeds of approximately $276.1 million; of this amount, $261.4 million was invested immediately into the Bank as equity capital.
     We did not pay any cash dividends on our common stock during 2010 and 2009. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of Treasury pursuant to the terms of the TARP.
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
     At March 31, 2010, the Bank had regulatory capital ratios that categorized the Bank as “well-capitalized” per regulatory standards. At March 31, 2010, the Bank had regulatory capital ratios of 9.4% for Tier 1 capital and 17.9% for total risk-based capital. Upon receipt of the majority amount from our rights offering from MP Thrift on January 27, 2010, $300 million was immediately invested into the Bank to further improve its capital level and to fund lending activity.
     On March 31, 2010, the Company completed a registered offering of 575,000,000 shares of common stock, which included 75,000,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full on March 29, 2010. The Company issued and sold to the Underwriters 575,000,000 shares of the Company’s common stock, $0.01 par value per share. The public offering price of the Common Stock was $0.50 per share. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses.
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
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended March 31, 2010, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     On September 29, 2009, the Company and Joseph P. Campanelli entered into a purchase agreement, pursuant to which Mr. Campanelli will purchase 1,987,500 shares of the Company’s common stock at a purchase price of $1.05 per share. On March 31, 2010, Mr. Campanelli purchased 525,000 shares pursuant to the purchase agreement. In addition, Mr. Campanelli will purchase 243,750 shares of common stock on each June 30 and December 31 in 2010, 2011 and 2012. The Common Stock was offered and sold, or will be sold, to Mr. Campanelli in offerings exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
     Issuer Purchases of Equity Securities
          The Company made no purchases of its equity securities during the quarter ended March 31, 2010.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description

11	Computation of Net Loss per Share

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Date: May 10, 2010	/s/ Joseph P. Campanelli
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