Form 10-Q
period 2010-06-30
FLAGSTAR BANCORP INC
filed 2010-08-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☑.
     As of August 2, 2010, 153,363,870 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD—LOOKING STATEMENTS
     This report contains certain forward-looking statements with respect to the financial condition, results of operations, liquidity, plans, objectives, future performance and business of Flagstar Bancorp, Inc. (“Flagstar” or the “Company”) and these statements are subject to risk and uncertainty. Forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, include those using words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” “remain,” “pattern” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may” or similar expressions.
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the heading “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and under Part II, Item 1A of this quarterly report on Form 10-Q, including: (1) our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally; (2) defaults by another larger financial institution could adversely affect financial markets generally; (3) we may be required to raise capital at terms that are materially adverse to our stockholders; (4) if we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected; (5) if we do not meet the New York Stock Exchange continued listing requirements, our common stock may be delisted; (6) current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights; (7) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (8) changes in the fair value or ratings downgrades of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios; (9) certain hedging strategies that we use to manage our investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity; (10) our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings; (11) our business is highly regulated and subject to change; (12) we are subject to the restrictions and conditions of supervisory agreements with the Office of Thrift Supervision. Failure to comply with the supervisory agreements could result in further enforcement action against us; (13) increases in deposit insurance premiums and special Federal Deposit Insurance Corporation assessments will adversely affect our earnings; (14) we are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations; (15) future dividend payments and common stock repurchases may be restricted; (16) we depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition; (17) we use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (18) our home equity lines of credit funding reimbursements could be negatively impacted by loan losses; (19) our secondary market reserve for losses could be insufficient; (20) our home lending profitability could be significantly reduced if we are not able to resell mortgages; (21) our holding company is dependent on Flagstar Bank for funding of obligations and dividends; (22) we may be exposed to other operational and reputational risks; (23) we have many new members of our executive team; (24) the potential loss of key members of senior management or the inability to attract and retain qualified relationship managers in the future could affect our ability to operate effectively; (25) the network and computer systems on which we depend could fail or experience a security breach; (26) our loans are geographically concentrated in only a few states; (27) we are subject to environmental liability risk associated with lending activities; (28) severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business; (29) general business, economic and political conditions may significantly affect our earnings; (30) we are a controlled company that is exempt from certain New York Stock Exchange corporate governance requirements; (31) our controlling stockholder has significant influence over us, including control over decisions that require the approval of stockholders, whether or not such decisions are in the best interests of other stockholders; and (32) financial reform legislation recently signed by the President will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
     The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash items	$52,867	$73,019
Interest-bearing deposits	702,251	1,009,470

Cash and cash equivalents	755,118	1,082,489
Securities classified as trading	487,370	330,267
Securities classified as available for sale	544,474	605,621
Other investments – restricted	1,951	15,601
Loans available for sale ($1,692,286 and $1,937,171 at fair value at June 30, 2010 and December 31, 2009, respectively)	1,849,718	1,970,104
Loans held for investment ($14,935 and $11,287 at fair value at June 30, 2010 and December 31, 2009, respectively)	7,365,817	7,714,308
Less: allowance for loan losses	(530,000)	(524,000)

Loans held for investment, net	6,835,817	7,190,308

Total interest-earning assets	10,421,581	11,121,371
Accrued interest receivable	41,840	44,941
Repossessed assets, net	198,230	176,968
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	234,880	239,318
Mortgage servicing rights at fair value	473,724	649,133
Mortgage servicing rights, net	1,090	3,241
Other assets	1,896,175	1,331,897

Total assets	$13,693,830	$14,013,331

Liabilities and Stockholders’ Equity
Deposits	$8,254,046	$8,778,469
Federal Home Loan Bank advances	3,650,000	3,900,000
Security repurchase agreements	—	108,000
Long term debt	248,635	300,182

Total interest-bearing liabilities	12,152,681	13,086,651
Accrued interest payable	25,117	26,086
Secondary market reserve	76,000	66,000
Other liabilities	363,671	237,870

Total liabilities	12,617,469	13,416,607

Commitments and contingencies – Note 19	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3	3
Common stock $0.01 par value, 300,000,000 shares authorized; 153,338,007 and 46,877,067 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,533	469
Additional paid in capital – preferred	246,481	243,778
Additional paid in capital – common	1,077,244	447,449
Accumulated other comprehensive loss	(23,282)	(48,263)
Accumulated deficit	(225,618)	(46,712)

Total stockholders’ equity	1,076,361	596,724

Total liabilities and stockholders’ equity	$13,693,830	$14,013,331

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Unaudited)
Interest Income
Loans	$108,805	$156,761	$219,000	$315,383
Securities classified as available for sale or trading	20,735	30,659	36,102	56,136
Interest-bearing deposits	481	426	1,124	1,283
Other	1	2	2	24

Total interest income	130,022	187,848	256,228	372,826

Interest Expense
Deposits	41,521	66,547	83,407	133,897
FHLBI advances	42,151	57,284	83,938	114,093
Security repurchase agreements	1,597	1,166	2,750	2,319
Other	2,348	2,834	6,044	5,770

Total interest expense	87,617	127,831	176,139	256,079

Net interest income	42,405	60,017	80,089	116,747
Provision for loan losses	86,019	125,662	149,579	283,876

Net interest expense after provision for loan losses	(43,614)	(65,645)	(69,490)	(167,129)

Non-Interest Income
Loan fees and charges	20,236	35,022	36,565	67,944
Deposit fees and charges	8,798	7,984	17,211	15,217
Loan administration	(54,665)	41,853	(28,515)	10,053
Gain (loss) on trading securities	69,660	(39,085)	66,348	(15,338)
Loss on residual and transferors’ interest	(4,312)	(3,400)	(6,994)	(15,935)
Net gain on loan sales	64,257	104,664	116,823	300,358
Net loss on sales of mortgage servicing rights	(1,266)	(2,544)	(3,479)	(2,626)
Net gain on securities available for sale	4,523	—	6,689	—
Total other-than-temporary impairment gain (loss)	11,274	8,461	36,796	(103,633)
Gain (loss) recognized in other comprehensive income before taxes	11,665	8,788	40,473	(86,064)

Net impairment loss recognized in earnings	(391)	(327)	(3,677)	(17,569)
Other fees and charges	(6,509)	(9,630)	(28,642)	(16,608)

Total non-interest income	100,331	134,537	172,329	325,496

Non-Interest Expense
Compensation, commissions and benefits	51,104	71,638	112,125	163,427
Occupancy and equipment	15,903	17,499	31,914	36,378
Asset resolution	45,439	17,977	62,012	42,850
Federal insurance premiums	10,640	16,612	20,688	20,848
Other taxes	841	1,098	1,696	2,105
Warrant (income) expense	(3,486)	12,977	(2,259)	24,005
Loss on extinguishment of debt	8,971	—	8,971	—
General and administrative	19,621	34,017	37,229	64,874

Total non-interest expense	149,033	171,818	272,376	354,487

Loss before federal income taxes	(92,316)	(102,926)	(169,537)	(196,120)
Benefit for federal income taxes	—	(31,261)	—	(59,957)

Net Loss	(92,316)	(71,665)	(169,537)	(136,163)
Preferred stock dividend/accretion	(4,690)	(4,921)	(9,369)	(7,841)

Net loss applicable to common stock	$(97,006)	$(76,586)	$(178,906)	$(144,004)

Loss per share
Basic	$(0.63)	$(3.20)	$(1.55)	$(8.77)

Diluted	$(0.63)	$(3.20)	$(1.55)	$(8.77)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(In thousands)

			Additional	Additional	Accumulated	Retained
			Paid in	Paid in	Other	Earnings
	Preferred	Common	Capital -	Capital -	Comprehensive	(Accumulated	Total
	Stock	Stock	Preferred	Common	Income (Loss)	Deficit)	Stockholders’ Equity

Balance at December 31, 2008	$—	$84	$—	$119,776	$(81,742)	$434,175	$472,293
(Unaudited)
Net loss	—	—	—	—	—	(136,163)	(136,163)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	11,420	—	11,420
Change in net unrealized loss on securities available for sale	—	—	—	—	6,788	—	6,788

Total comprehensive loss	—	—	—	—	—	—	(117,955)
Cumulative effect for adoption of FSP FAS 115-2 and FAS 124-2	—	—	—	—	(32,914)	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	507,494
Conversion of preferred stock	(3)	375	(268,574)	268,202	—	—	—
Issuance of common stock to management	—	7	—	5,314	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	3	—	4,373	—	—	4,376
Restricted stock issued	—	—	—	(45)	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	(5,629)	(5,629)
Accretion of preferred stock	—	—	2,211	—	—	(2,211)	—
Stock-based compensation	—	—	—	458	—	—	458
Tax effect from stock-based compensation	—	—	—	(465)	—	—	(465)

Balance at June 30, 2009	$3	$469	$241,125	$447,286	$(96,448)	$323,086	$915,521

Balance at December 31, 2009	$3	$469	$243,778	$447,449	$(48,263)	$(46,712)	$596,724
(Unaudited)
Net loss	—	—	—	—	—	(169,537)	(169,537)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(6,278)	—	(6,278)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	3,677	—	3,677
Change in net unrealized loss on securities available for sale	—	—	—	—	27,582	—	27,582

Total comprehensive loss	—	—	—	—	—	—	(144,556)
Issuance of common stock	—	1,061	—	625,852	—	—	626,913
Restricted stock issued	—	—	—	(12)	—		(12)
Dividends on preferred stock	—	—	—	—	—	(6,666)	(6,666)
Accretion of preferred stock	—	—	2,703	—	—	(2,703)	—
Stock-based compensation	—	3	—	4,071	—	—	4,074
Tax effect from stock-based compensation	—	—	—	(116)	—	—	(116)

Balance at June 30, 2010	$3	$1,533	$246,481	$1,077,244	$(23,282)	$(225,618)	$1,076,361

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(169,537)	$(136,163)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	149,579	283,876
Depreciation and amortization	9,314	11,957
(Decrease) increase in valuation allowance in mortgage servicing rights	(64)	2,016
Loss on fair value of residential mortgage servicing rights net of hedging gains (losses)	153,672	13,887
Stock-based compensation expense	4,074	458
(Gain) loss on interest rate swap	(484)	227
Net loss on the sale of assets	6,436	1,464
Net gain on loan sales	(116,823)	(300,358)
Net loss on sales of mortgage servicing rights	3,479	2,626
Net gain on sale of securities classified as available for sale	(6,689)	—
Other than temporary impairment losses on securities classified as available for sale	3,677	17,569
Net (gain) loss on trading securities	(66,348)	15,338
Net loss on residual and transferor interest	6,994	15,935
Proceeds from sales of loans available for sale	10,179,349	16,761,330
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(10,197,955)	(18,692,067)
Purchase of trading securities	(899,012)	(783,370)
Proceeds from sales of trading securities	806,496	(143)
Decrease in accrued interest receivable	3,101	518,793
Increase in other assets	(565,692)	(193,234)
Increase (decrease) in accrued interest payable	(969)	391
Net tax effect of stock grants issued	116	465
Increase (decrease) in liability for checks issued	(4,657)	3,303
Increase (decrease) in federal income taxes payable	455	(10,270)
Increase in other liabilities	119,681	97,791

Net cash used in operating activities	(581,807)	(2,368,179)

Investing Activities
Net change in other investments	13,650	(4,768)
Proceeds from the sale of investment securities available for sale	401,104	—
Net (purchase) repayment of investment securities available for sale	(153,071)	56,608
Proceeds from sales of portfolio loans	(58,546)	29,961
Origination of portfolio loans, net of principal repayments	127,234	325,416
Investment in unconsolidated subsidiary	—	1,547
Proceeds from the disposition of repossessed assets	108,799	122,970
Acquisitions of premises and equipment, net of proceeds	(4,451)	(7,724)
Proceeds from the sale of mortgage servicing rights	112,848	27,536

Net cash provided by investing activities	547,567	551,546

Financing Activities
Net (decrease) increase in deposit accounts	(524,423)	1,629,668
Net decrease in Federal Home Loan Bank advances	(250,000)	(48,093)
Net decrease in security repurchase agreements	(108,000)	—
Net receipt of payments of loans serviced for others	11,738	35,279
Net receipt of escrow payments	7,423	20,356
Net tax benefit for stock grants issued	(116)	(465)
Dividends paid to preferred stockholders	(6,666)	(3,889)
Issuance of junior subordinated debt	—	50,000
Issuance of preferred stock	—	544,365
Issuance of common stock	576,913	6,696

Net cash (used in) provided by financing activities	(293,131)	2,233,917

Net increase (decrease) increase in cash and cash equivalents	(327,371)	417,284

Beginning cash and cash equivalents	1,082,489	506,905

Ending cash and cash equivalents	$755,118	$924,189

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
Supplemental Disclosure of Cash Flow Information:
Loans held for investment transferred to repossessed assets	$279,955	$333,630

Total interest payments made on deposits and other borrowings	$177,108	$255,688

Federal income taxes paid	$341	$590

Reclassification of mortgage loans originated for investment to mortgage loans available for sale	$58,546	$—

Reclassification of mortgage loans originated available for sale to held for investment loans	$—	$29,961

Recharacterization of mortgage loans available for sale to investment securities available for sale	$159,422	$—

Mortgage servicing rights resulting from sale or securitization of loans	$93,392	$191,261

Conversion of mandatory convertible participating voting preferred stock to common stock	$—	$271,577

Conversion of convertible trust securities	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for its principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.7 billion in assets at June 30, 2010, Flagstar is the largest insured depository institution headquartered in Michigan. Unless otherwise specified, references herein to the Company shall include the business operations of the Company and the Bank.
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
     The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of Thrift Supervision (including any successors thereto “OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2 — Basis of Presentation
     The accompanying unaudited consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s 10 trust subsidiaries and four securitization trusts are considered variable interest entities and are not consolidated in the Company’s consolidated financial statements because the Company is not the primary beneficiary of those entities. Prior to January 1, 2010, the securitization trusts were not consolidated in the Company’s consolidated financial statements because they were qualified special purpose entities under FASB ASC Topic 860, Transfers and Servicing. The concept of the special purpose entity was eliminated from ASC Topic 860 effective January 1, 2010. In addition, certain prior period amounts have been reclassified to conform to the current period presentation.
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the website SEC, at www.sec.gov.
Note 3 — Recent Developments
Reverse Stock Split
     On May 27, 2010, the Company’s board of directors authorized a one-for-ten reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split became effective on May 27, 2010. Unless noted otherwise, all share-related amounts herein reflect the one-for-ten reverse stock split.
     In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 1.53 billion to 153 million. The number of authorized shares of common stock was reduced from 3 billion to 300 million. Proportional adjustments were made to the Company’s outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments for fractional shares that were determined on the basis of the common stock’s closing price on May 26, 2010, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of the Company’s outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly. For further information, please see Note 15, “Stockholders’ Equity and Loss per Common Share.”
Conversion of Convertible Trust Securities
     On April 1, 2010, MP Thrift Investments, L.P. (“MP Thrift”) converted $50 million of 10% convertible trust preferred securities due in 2039 into 6.25 million shares of the Company’s common stock (as adjusted for the reverse stock split). For further information on the conversion of the convertible trust preferred securities, please see Note 15, “Stockholders’ Equity and Loss Per Common Share.”
Supervisory Agreements
     On January 27, 2010, the Company and the Bank each entered into respective supervisory agreements with the OTS (collectively, the “Supervisory Agreements”). The Company and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement its business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against the Company.
Note 4. Recent Accounting Developments
     ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and the Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables; how that risk is analyzed and assessed in arriving at the allowance for doubtful accounts; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. The guidance pertaining to disclosures as of the end of a reporting period, and to disclosures about activity that occurs during a reporting period, is effective December 15, 2010. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.
     ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative which is exempt from embedded derivative bifurcation requirements must relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 are effective for the Company for interim and annual reporting periods beginning after June 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.
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
     The accounting guidance for financial instruments provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of this guidance, the Company applied the fair value option to certain non-investment grade residual securities that arose from private-label securitizations. Accordingly, these residual securities are classified as trading securities.
     The Company applies the fair value measurement method for residential MSRs under guidance related to servicing assets and liabilities. Management applies the fair value measurement method of accounting for residential MSRs to be consistent with the fair value accounting method required for its risk management strategy to economically hedge the fair value of these assets. Changes in the fair value of MSRs, as well as changes in fair value of the related derivative and other hedging instruments, are recognized each period within the combination of loan administration income (loss) on the consolidated statement of operations and in gain (loss) on trading securities, to the extent such instruments are held on the balance sheet.
     Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with the accounting guidance for financial instruments. Only loans available for sale originated subsequent to January 1, 2009 were affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. The effect on consolidated operations of this election amounted to recording additional gains on loan sales of $43.8 million for the six month period ended June 30, 2010, based upon an increase in fair value during the period rather than at a later time when the loans were sold. See Note 7, “Loans Available for Sale,” for further information.
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
     The methods described above may produce a fair value estimate that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions by other market participants to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments as held by the Company at the reporting date.
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
•	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company may participate.

•	Level 2 — Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Fair value is based upon financial models using primarily unobservable inputs.
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
     Loans available for sale. At June 30, 2010, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At June 30, 2010, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market. Loans as to which the Company has the unilateral right to repurchase from certain securitization transactions are classified as available for sale and accounted for at historical cost, based on current unpaid principal balance.
     Loans held for investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value and liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. If the fair value of collateral is used to establish an allowance, the underlying impaired loan must be assigned a classification in the fair value hierarchy. To the extent the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.
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

     Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans, and consumer loans (i.e. home equity lines of credit (“HELOCs”) and second mortgage loans obtained through private-label securitization transactions). Residential MSRs are accounted for at fair value on a recurring basis, while servicing rights associated with consumer loans are carried at amortized cost and are periodically evaluated for impairment.
          Residential Mortgage Servicing Rights. Management believes that the current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 11, “Mortgage Servicing Rights” for the key assumptions used in the residential MSR valuation process.
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
Assets and liabilities measured at fair value on a recurring basis
     The following tables presents the financial instruments carried at fair value as of June 30, 2010 and December 31, 2009, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
				Value in the
				Consolidated
				Statement of
June 30, 2010	Level 1	Level 2	Level 3	Financial Condition
		(Dollars in thousands)
Securities classified as trading:
Mortgage-backed securities	$487,370	$—	$—	$487,370

Total securities classified as trading	487,370	—	—	487,370

Securities classified as available for sale	27,067	—	517,407	544,474
Loans available for sale	—	1,692,286	—	1,692,286
Loans held for investment	—	14,935	—	14,935
Residential mortgage servicing rights	—	—	473,724	473,724
Other investments-restricted	1,951	—	—	1,951

Derivative assets:
Rate lock commitments	—	—	46,160	46,160
Agency forwards	14,373	—	—	14,373
U.S. Treasury futures	4,598	—	—	4,598

Total derivative assets	18,971	—	46,160	65,131

Total assets at fair value	535,359	1,707,221	1,037,291	3,279,871

Derivative liabilities:
Interest rate swaps	263	—	—	263
Forward agency and loan sales	—	50,766	—	50,766

Total derivative liabilities	263	50,766	—	51,029
Warrant liabilities	—	2,853	—	2,853

Total liabilities at fair value	263	53,619	—	53,882

Net assets and liabilities at fair value	$535,096	$1,653,602	$1,037,291	$3,225,989

				Total Carrying
				Value in the
				Consolidated
				Statement of
December 31, 2009	Level 1	Level 2	Level 3	Financial Condition
		(Dollars in thousands)
Securities classified as trading:
Residual interests	$—	$—	$2,057	$2,057
Mortgage-backed securities	328,210	—	—	328,210

Total securities classified as trading	328,210	—	2,057	330,267

Securities classified as available for sale	67,245	—	538,376	605,621
Loans available for sale	—	1,937,171	—	1,937,171
Loans held for investment	—	11,287	—	11,287
Residential mortgage servicing rights	—	—	649,133	649,133
Other investments-restricted	15,601	—	—	15,601

Derivative assets:
Rate lock commitments	—	—	10,061	10,061
Forward agency and loan sales	—	27,764	—	27,764

Total derivative assets	—	27,764	10,061	37,825

Total assets at fair value	411,056	1,976,222	1,199,627	3,586,905

Derivative liabilities:
Interest rate swaps	747	—	—	747
Agency forwards	29,883	—	—	29,883
U.S. Treasury futures	19,345	—	—	19,345

Total derivative liabilities	49,975	—	—	49,975
Warrant liabilities	—	5,111	—	5,111

Total liabilities at fair value	49,975	5,111	—	55,086

Net assets and liabilities at fair value	$361,081	$1,971,111	$1,199,627	$3,531,819

Changes in Level 3 fair value measurements
     A determination to classify a financial instrument within Level 3 of the valuation hierarchy is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gains and losses in the table below include changes in fair value due in part to observable factors that are included within the valuation methodology. Also, the Company manages the risk associated with the observable components of Level 3 financial instruments using securities and derivative positions that are classified within Level 1 or Level 2 of the valuation hierarchy; these Level 1 and Level 2 risk management instruments are not included below, and therefore the gains and losses in the tables herein do not reflect the effect of the Company’s risk management activities related to such Level 3 instruments.

Fair value measurements using significant unobservable inputs
     The tables below include a rollforward of the Consolidated Statement of Financial Condition amounts for the six months ended June 30, 2010 and 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

						Changes in
						Unrealized Gains
						and (Losses)
						Related to
	Fair Value,	Total Realized/	Purchases,	Transfers	Fair Value	Financial
For the Six Months Ended	January 1,	Unrealized Gains/	Issuances and	in and/or	June 30,	Instruments Held at
June 30, 2010	2010	(Losses)	Settlements, net	Out of Level 3	2010	June 30, 2010
	(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$2,057	$(2,057)	$—	$—	$—	$—
Securities classified as available for sale (2)(3)	538,376	22,237	(43,207)	—	517,406	25,914
Residential mortgage servicing rights	649,133	(268,315)	92,906	—	473,724	—
Derivative financial instruments:
Rate lock commitments	10,061	—	36,099	—	46,160	—

Totals	$1,199,627	$(248,135)	$85,798	$—	$1,037,290	$25,914

						Changes in
						Unrealized Gains
						and (Losses)
						Related to
	Fair Value,	Total Realized/	Purchases,	Transfers	Fair Value	Financial
For the Six Months Ended	January 1,	Unrealized Gains/	Issuances and	In and/or	June 30,	Instruments Held at
June 30, 2010	2010	(Losses)	Settlements, net	Out of Level 3	2010	June 30, 2010
			(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$24,808	$(8,406)	$—	$—	$16,402	$—
Securities classified as available for Sale (2) (3)	563,083	15,769	(24,797)	—	554,055	33,338
Residential mortgage servicing rights	511,294	(44,343)	191,258	—	658,209	—
Derivative financial instruments:
Rate lock commitments	78,613	—	(49,413)	—	29,200	—

Totals	$1,177,798	$(36,980)	$117,048	$—	$1,257,866	$33,338

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	June 30, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans held for investment	$396,046	$—	$396,046	$—
Repossessed assets	198,230	—	198,230	—
Consumer loan servicing rights	1,090	—	—	1,090

Totals	$595,366	$—	$594,276	$1,090

	Balance at
	December 31, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans held for investment	$557,808	$—	$557,808	$—
Repossessed assets	176,968	—	176,968	—
Consumer loan servicing rights	3,241	—	—	3,241

Totals	$738,017	$—	$734,776	$3,241

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
     The following table presents the carrying amount and estimated fair value of certain financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$755,118	$755,168	$1,082,489	$1,082,489
Securities — trading	487,370	487,370	330,267	330,267
Securities available for sale	544,474	544,474	605,621	605,621
Other investments — restricted	1,951	1,951	15,601	15,601
Loans available for sale	1,849,718	1,921,370	1,970,104	1,975,819
Loans held for investment, net	6,835,817	6,783,607	7,190,308	7,120,802
FHLB stock	373,443	373,443	373,443	373,443
Mortgage servicing rights	474,814	474,842	652,374	652,656
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,824,019)	(1,724,121)	(1,900,855)	(1,799,776)
Certificates of deposit	(3,385,350)	(3,478,430)	(3,546,616)	(3,643,218)
Government accounts	(703,551)	(695,608)	(557,495)	(549,990)
National certificates of deposit	(1,587,087)	(1,617,396)	(2,017,080)	(2,455,684)
Company controlled deposits	(754,039)	(751,387)	(756,423)	(756,423)
FHLB advances	(3,650,000)	(3,922,183)	(3,900,000)	(4,136,489)
Security repurchase agreements	—	—	(108,000)	(110,961)
Long term debt	(248,635)	(96,196)	(300,182)	(284,464)
Warrant liabilities	(2,852)	(2,852)	(5,111)	(5,111)
Derivative Financial Instruments:
Forward delivery contracts	(50,766)	(50,766)	27,764	27,764
Commitments to extend credit	46,160	46,160	10,061	10,061
Interest rate swaps	(263)	(263)	(747)	(747)
U.S. Treasury and agency futures/forwards	18,972	18,972	(49,228)	(49,228)
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
Note 6 — Investment Securities
     As of June 30, 2010 and December 31, 2009, investment securities were comprised of the following:

	Current	June 30,	December 31,
	Maturities	2010	2009
		(Dollars in thousands)
Securities — trading
U.S. government treasury bonds	2019-2040	$487,363	$—
U.S. government sponsored agencies	2038-2039	7	328,210
Non-investment grade residual interests		—	2,057

Total securities — trading		$487,370	$330,267

Securities — available-for-sale
Non-agencies	2035-2037	$517,407	$538,376
U.S. government sponsored agencies	2010-2040	27,067	67,245

Total securities — available-for-sale		$544,474	$605,621

Other investments — restricted
Mutual funds		$1,951	$15,601

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
     For U.S. Treasury bonds and U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $66.3 million during the six month period ended June 30, 2010, of which $21.0 million was unrealized gain on securities held at June 30, 2010. For the six month period ended June 30, 2009, we recorded a loss of $21.0 million, $39.1 million of which was unrealized loss on agency mortgage-backed securities at June 30, 2009.
     The non-investment grade residual interests resulting from the Company’s private label securitizations were zero at June 30, 2010 versus $2.1 million at December 31, 2009. The fair value of residual interests is determined by discounting estimated net future cash flows using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual interests’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.
Available-for-Sale
     Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period. At June 30, 2010 and December 31, 2009, the Company had $544.5 million and $605.6 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations.

     The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency collateralized mortgage obligations classified as available-for-sale:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Amortized cost	$594,315	$679,872
Gross unrealized holding gains	752	2,118
Gross unrealized holding losses	(50,593)	(76,369)

Estimated fair value	$544,474	$605,621

     The following table summarizes by duration the unrealized loss positions, at June 30, 2010, on these securities:

	Unrealized Loss Position with			Unrealized Loss Position with
	Duration 12 Months and Over			Duration Under 12 Months
		Number	Current		Number	Current
		of	Unrealized		Of	Unrealized
	Principal	Securities	Loss	Principal	Securities	Loss
Type of Security			(Dollars in thousands)
U.S. government sponsored agency securities	$—	—	$—	$25,458	25	$(47)
Collateralized mortgage obligations	605,225	12	(50,546)	—	—	—

Totals	$605,225	12	$(50,546)	$25,458	25	$(47)

     The unrealized loss on securities-available-for-sale amounted to $50.6 million on $630.7 million of principal of agency and non-agency CMOs at June 30, 2010. These securities consist of interests in investment vehicles backed by mortgage loans.
     An investment impairment analysis of these securities is triggered when the estimated market value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, the Company also reviews the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each tranche owned; in the case of CMOs the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.
     The credit losses on the portfolio reflect the economic conditions present in the U.S. over the course of the last two years. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called “strategic defaults.”)
     In the six month period ended June 30, 2010, additional OTTI due to credit losses on eight investments with existing other-than-temporary impairment credit losses totaled $3.7 million while additional OTTI due to credit loss was recognized on two securities that did not already have such losses; all OTTI due to credit losses was recognized in current operations.
     At June 30, 2010, the Company had total other-than-temporary impairments of $89.5 million on 12 securities in the available-for-sale portfolio with $38.9 million in total credit losses recognized through operations. At December 31, 2009, the Company had total other-than-temporary impairments of $111.6 million on 12 securities in the available-for-sale portfolio with $35.3 million in total credit losses recognized through operations.

     The following table shows the activity for OTTI credit net loss for the six months ended June 30, 2010:

		Additions on	Additions on	Reduction
	January 1,	Securities	Securities with	For Sold
	2010	with No	Previous OTTI	Securities	June 30, 2010
	Balance	Prior OTTI	Recognized	with OTTI	Balance
(Dollars in thousands)
Collateralized mortgage obligations	$(35,272)	—	$(3,677)	—	$(38,949)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Company are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended June 30, 2010, there was a $0.2 million gain on sales of $143.4 million of agency securities with underlying mortgage products recently originated by the Bank compared with a $0.8 million gain on $45.2 million of sales during the quarter ended June 30, 2009. During the six months ended June 30, 2010, sales of agency securities with underlying mortgage products originated by the Bank were $143.4 million resulting in $0.2 million of net gain on loan sale compared with a $12.0 million gain on $462.5 million during the six month period ended June 30, 2009.
     Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the three months ended June 30, 2010, the Company sold $198.2 million in agency and non-agency securities resulting in a net gain of $4.5 million versus the same period ended June 30, 2009 in which the Company sold no U.S. government sponsored agency and non-agency securities available for sale. During the six month ended June 30, 2010, the Company sold $251.0 million of agency and non-agency securities resulting in a net gain of $6.7 million versus no sales for the period ended June 30, 2009.
     As of June 30, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(Dollars in thousands)
Countrywide Home Loans	$190,260	$179,396
Flagstar Home Equity Loan Trust 2006-1	173,108	155,659

Total	$363,368	$335,055

Other Investments — Restricted
     The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets are held in trust and can only be used to pay insurance claims in that subsidiary arising from mortgage reinsurance agreements with certain mortgage insurance companies. These securities had a fair value that approximates their recorded amount for each period presented. During 2009, the Company executed commutation agreements with three of the four mortgage insurance companies it had reinsurance agreements. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and received rights to all of the related future premiums. In addition, the mortgage insurance company received all the cash held in trust attributable to the related reinsurance arrangement. The Company had securities related to its remaining reinsurance agreements of $2.0 million and $15.6 million at June 30, 2010 and December 31, 2009, respectively.
Note 7 — Loans Available for Sale
     The following table summarizes loans available for sale:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$1,849,710	$1,970,104
Second mortgage loans	8	—

Total	$1,849,718	$1,970,104

     Effective January 1, 2009, the Company elected to record new originations of loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale on or after January 1, 2009 are affected. At June 30, 2010 and December 31, 2009, $1.7 billion and $1.9 billion of loans available for sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans where quoted market prices were available. If such market prices were not available, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
     In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must under U.S. GAAP, re-recognize the loan on its balance sheet, included in loans available for sale, and establish a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. At June 30, 2010, the Company’s re-recognized loans and corresponding liability, included in other liabilities, was $121.2 million.
Note 8 — Loans Held for Investment
     Loans held for investment are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$4,614,822	$4,990,994
Second mortgage loans	196,702	221,626
Commercial real estate loans	1,439,324	1,600,271
Construction loans	13,003	16,642
Warehouse lending	702,455	448,567
Consumer loans	388,250	423,842
Commercial loans	11,261	12,366

Total	7,365,817	7,714,308
Less allowance for loan losses	(530,000)	(524,000)

Total	$6,835,817	$7,190,308

     For the three and six month period ended, June 30, 2010, the Company transferred $15.3 million and $68.7 million, respectively in loans available for sale to loans held for investment. The loans transferred were carried at fair value, and continue to be reported at fair value while classified as held for investment.
     Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Balance, beginning of period	$538,000	$466,000	$524,000	$376,000
Provision charged to operations	86,019	125,662	149,579	283,876
Charge-offs	(96,088)	(119,583)	(147,648)	(189,025)
Recoveries	2,069	1,921	4,069	3,149

Balance, end of period	$530,000	$474,000	$530,000	$474,000

     There were loans totaling $20.5 million and $2.0 million greater than 90 days past due that were still accruing interest as of June 30, 2010 and 2009, respectively.
     The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during 2009 and 2010 have resulted in a significant increase in restructured loans. These loans are classified as troubled debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At June 30, 2010, TDRs totaled $750.8 million of which $316.2 million were non-accruing.
     Loans on which interest accruals have been discontinued totaled approximately $1.0 billion at June 30, 2010 and $940.8 million at June 30, 2009. Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded only as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt. TDRs of impaired loans that perform under the restructured terms will remain on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest, provided the loan continues to perform according to its restructured terms. Interest that would have been accrued on non-accrual loans totaled approximately $21.7 million and $18.0 million during the six months ended June 30, 2010 and 2009, respectively.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The following table details impaired loans by loan loss allowance allocation and interest earned.

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans with no allowance for loan losses allocated (1)	$116,032	$160,188
Impaired loans with allowance for loan losses allocated	903,492	891,022

Total impaired loans	$1,019,524	$1,051,210

Amount of the allowance allocated to impaired loans	$197,179	$172,741
Average investment in impaired loans	$1,042,684	$796,112
Cash-basis interest income recognized during impairment (2)	$19,181	$26,602

(1)	Includes loans for which the principal balance has been charged down to net realizable value. Those impaired loans not requiring an allowance represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans.

(2)	Includes interest income recognized during the six months ended June 30, 2010 and year ended December 31, 2009, respectively.
     At June 30, 2010, approximately 48.3% of the total impaired loans were evaluated based on the fair value of related collateral.

Note 9 — Pledged Assets
     The Company has pledged certain securities and loans to collateralize security repurchase agreements, lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the market value of pledged investments and the principal amount for pledged loans.

	June 30, 2010	December 31, 2009
	Carrying
	Value
	(Dollars in thousands)
Securities classified as trading
U.S. government treasury bonds	$125,361	$—
U.S. government sponsored agencies	—	328,210
Securities classified as available for sale
U.S. government sponsored agencies	1,120	47,213
Non-agencies collateralized mortgage obligations	155,659	538,376
Loans held for investment
Mortgage loans	4,638,484	5,526,865
Second mortgage loans	158,065	194,319
Consumer loans	270,163	286,602
Commercial real estate loans
Other assets	668,851	751,472
Government guaranteed repurchased Ginnie Mae loans	649,664	—

Totals	$6,667,367	$7,673,057

Note 10 — Private-label Securitization Activity
     The Company has, in the past, securitized fixed and adjustable rate second mortgage loans and home equity line of credit loans for sale in the non-agency secondary market. The Company acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trust. The Company typically recognized a gain on the sale on the transferred assets.
     The Company retained interests in the securitized mortgage loans and trusts, in the form of residual interests, transferor’s interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the consolidated statement of financial condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the consolidated statement of operations. Transferor’s interests represent all of the remaining interest in the assets within the securitization trust, which will equal the excess of the loan pool balance over the note principal balance and are comprised of the overcollateralization amount and any additional balance increase amount. Transferor’s interests are included in loans held for investment in the consolidated statement of financial condition. Servicing assets represent the present value of future servicing cash flows expected to be received by the Company. These servicing assets are accounted for on an amortization method, and have been included in mortgage servicing rights in the consolidated statement of financial condition.
     The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “FSTAR 2005-1 HELOC Securitization”). In addition, until March, 2008 each month draws on the home equity lines of credit in the trust established in the FSTAR 2005-1 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses have been reported in the consolidated statement of operations.
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

     The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302 million in home equity line of credit loans (the “FSTAR 2006-2 HELOC Securitization”). In addition, until November 2007, draws on the home equity lines of credit in the trust established in the 2006 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests were recorded as securities classified as trading and therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses have been reported in the consolidated statement of operations.
     On March 15, 2007, the Company sold $620.9 million in closed-ended, fixed and adjustable rate second mortgage loans (the “FSTAR 2007-1 Second Mortgage Securitization”) and recorded $22.6 million in residual interests and servicing assets as a result of the non-agency securitization. On June 30, 2007, the Company completed a secondary closing for $98.2 million and recorded an additional $4.2 million in residual interests. The residual interests were categorized as securities classified as trading and therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses have been reported in the consolidated statement of operations.
     During 2009 and for the six months ended June 30, 2010, the Company did not engage in any private-label securitization activity. At June 30, 2010, the Company had a zero balance of residuals as compared to $2.1 million at December 31, 2009.
Summary of Securitization Activity
     Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Servicing fees received	$1,102	$1,416	$2,269	$2,911
     The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the six month period ended June 30, 2010:

	2005-1		2006-2
HELOC Securitizations	At Inception	Current Levels	At Inception	Current Levels
		(Dollars in thousands)
Number of loans	8,155	3,279	4,186	2,733
Aggregate principal balance	$600,000	$158,077	$302,182	$171,664
Average principal balance	$55	$48	$72	$63
Weighted average fully indexed interest rate	8.43%	5.92%	9.43%	6.93%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	61 months	112 months	74 months
Weighted average original credit score	722	720	715	721

	2006-1		2007-1
Second Mortgage Securitizations	At Inception	Current Levels	At Inception	Current Levels
		(Dollars in thousands)
Number of loans	8,325	4,022	12,416	7,829
Aggregate principal balance	$398,706	$169,929	$622,100 (1)	$349,518
Average principal balance	$49	$42	$50	$45
Weighted average fully indexed interest rate	7.04%	6.98%	8.22%	8.10%
Weighted average original term	187 months	187 months	196 months	194 months
Weighted average remaining term	179 months	129 months	185 months	146 months
Weighted average original credit score	729	730	726	730

(1)	Does not include prefunding amount of $98.2 million.

Residual Interests
     HELOC Securitizations
     FSTAR 2005-1 HELOC Securitization. With respect to this securitization during the three months ended June 30, 2010, the Company reduced to $0, the remaining residual interest. At December 31, 2009, the Company carried residual interest of $2.1 million. This transaction entered rapid amortization in the second quarter of 2008 as actual cumulative losses exceeded predetermined thresholds.
     During the rapid amortization period, the Company will no longer be reimbursed by the trust for draws on the home equity lines of credit until after the bondholders are paid off and the monoline insurer has been reimbursed for amounts it is owed. Upon entering the rapid amortization period, the Company became obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (i.e., a transferor’s interest). The Company must continue to fund the required purchase of additional draws so as long as the securitization remains active.
     FSTAR 2006-2 HELOC Securitization. The fair value of the residual interest had been written down to $0 since the third quarter of 2008. This transaction entered rapid amortization in the fourth quarter of 2007, with the same effect as noted above.
     Second Mortgage Securitizations
     As of the second quarter 2009, there is no value in residual interest in the Company’s two second mortgage securitizations, FSTAR 2006-1 and FSTAR 2007-1.
     At June 30, 2010 and 2009, key assumptions used in determining the value of residual interests resulting from the securitizations were as follows:

	Fair Value		Projected	Annual	Weighted
	at	Prepayment	Credit	Discount	Average Life
	June 30, 2010	Speed	Losses	Rate	(in years)
(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$—	10%	12.47%	20%	5.0

	Fair Value		Projected	Annual	Weighted
	at	Prepayment	Credit	Discount	Average Life
	June 30, 2009	Speed	Losses	Rate	(in years)
(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$16,402	10.0%	6.16%	20%	4.4
Transferor’s Interests
     Under the terms of the HELOC securitizations, the trusts have purchased and were initially obligated to pay for any subsequent additional draws on the lines of credit transferred to the trusts. Upon entering a rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor’s interest). The Company must continue to fund the required purchase of additional draws by the trust (i.e., the draw contributions) as long as the securitization remains active. The table below identifies the draw contributions for each of the HELOC securitization trusts as well as the fair value of the transferor’s interests.

Summary of Transferor’s	June 30, 2010		December 31, 2009
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
	(Dollars in thousands)
Total draw contribution	$32,974	$50,009	$30,256	$48,105
Additional balance increase amount (1)	$28,317	$36,565	$27,183	$38,571
Transferor’s interest ownership percentage	16.78%	20.16%	15.03%	18.39%
Fair value of transferor’s interests	$18,924	$—	$19,055	$—
Transferor’s interest reserve	$2,088	$5,382	$—	$7,287

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the trust.

     FSTAR 2005-1 HELOC Securitization. At June 30, 2010, outstanding claims due to the note insurer were $3.7 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $18.9 million. Also, during the second quarter 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability under SFAS 5 (now codified within ASC Topic 450, “Contingencies,”) liability was required to be recorded. During the period, the Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $2.1 million remained at June 30, 2010. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 31.4%.
     There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provides for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the cash payout structure (i.e., the waterfall) in the securitization also increased. During the second quarter 2010, the combination of the excess spread, which is the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders, and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 31.4% giving rise to recording of the related liability at that time.
     In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.
     First, the forecast assumed a 31.4% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended June 30, 2010, the three-month rolling average draw rate was 2.50% of the unfunded commitments (i.e., those still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.50% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.
     These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws on June 30, 2010 was 31.4%, the expected future draws equaled the potential future draw liability at that date.
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
     The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $18.4 million for FSTAR 2005-1 HELOC Securitization. at June 30, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.
     FSTAR 2006-2 HELOC Securitization. At June 30, 2010, outstanding claims due to the note insurer were $57.8 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the carrying amount of the transferor’s interest was $0. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability under SFAS 5 (now codified within ASC Topic 450, “Contingencies”) liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $5.4 million remained at June 30, 2010. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100%.

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
     First, the forecast assumed a 100% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended June 30, 2010, the three- month rolling average draw rate was 1.8% of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 1.8% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.
     These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws in June 2010 was 100%, the expected future draws equaled the potential future draw liability at that date.
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
     The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $13.3 million for FSTAR 2006-2 HELOC Securitization at June 30, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans was fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.
     The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 HELOC Securitization and FSTAR 2006-2 HELOC Securitization at June 30, 2010.

		Expected Future
		Draws as % of	Expected		Potential
	Unfunded	Unfunded	Future	Expected	Future
	Commitments (1)	Commitments (2)	Draws (3)	Loss (4)	Liability (5)
	(Dollars in thousands)
FSTAR 2005 -1 HELOC Securitization	$18,443	11.3%	$6,651	31.4%	$2,088
FSTAR 2006 -2 HELOC Securitization	$13,327	40.4%	$5,382	100.0%	$5,382

Total	$31,770		$12,033		$7,470

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

Unfunded Commitments
     The table below identifies separately for each HELOC trust: (i) the notional amount of the total unfunded commitment under the Company’s contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home equity line of credit with the Company, and (iii) the amount currently fundable because the underlying borrowers’ lines of credit are still active:

	At June 30, 2010
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$41,270	$38,321	$79,591
Less: Frozen or suspended unfunded commitments	$22,827	$24,994	$47,821
Unfunded commitments still active	$18,443	$13,327	$31,770

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the call provision of the FSTAR 2005-1 HELOC and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2014, respectively, and our exposure will be substantially mitigated at such times, based on prepayment speeds and losses in our cash flow forecast.
Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retained certain limited credit exposure in that it retained non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and in draws (transferor’s interests) on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s transferor’s interests reflects the Company’s credit loss assumptions as to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s unreimbursed draws will be diminished.
     The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment:

	June 30, 2010		December 31, 2009
		Balance of		Balance of
		Retained Assets		Retained Assets
	Total Loans	With Credit	Total Loans	With Credit
	Serviced	Exposure	Serviced	Exposure
(Dollars in thousands)
Private-label securitizations	$849,187	$18,924	$949,677	$21,112

Total	$849,187	$18,924	$949,677	$21,112

     Mortgage loans that have been securitized in private-label securitizations at June 30, 2010 and 2009 that are sixty days or more past due and the credit losses incurred in the securitization trusts are presented below:

	Total Principal		Principal Amount		Credit Losses
	Amount of		of Loans		(Net of Recoveries) For the
	Loans Outstanding		60 Days or More Past Due		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Securitized mortgage loans	$849,187	$1,062,567	$63,461	$54,757	$61,950	$78,112

Note 11 — Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.
     Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. In the past, the Company treated this risk as a general counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. However, in 2008, the Company elected the fair value option for its residential first mortgage servicing rights. As such, the Company currently specifically hedges the risk of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.
     Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$649,133	$511,294
Additions from loans sold with servicing retained	93,392	191,258
Reductions from bulk sales	(115,128)	(25,542)
Changes in fair value due to:
Payoffs(1)	(31,392)	(72,208)
All other changes in valuation inputs or assumptions (2)	(122,281)	53,407

Fair value of MSRs at end of period	$473,724	$658,209

Unpaid principal balance of residential mortgage loans serviced for others	$49,536,021	$60,468,491

(1)	Represents decrease in MSR value associated with loans that were paid off during the period.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
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
     The key economic assumptions used in determining the fair value of MSRs capitalized during the six month period ended June 30, 2010 and 2009 periods were as follows:

	For the Six Months Ended June 30,
	2010	2009
Weighted-average life (in years)	5.4	5.6
Weighted-average constant prepayment rate	22.5%	23.2%
Weighted-average discount rate	8.0%	8.5%
     The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	June 30,	June 30,
	2010	2009
Weighted-average life (in years)	4.7	5.3
Weighted-average constant prepayment rate	18.1%	18.6%
Weighted-average discount rate	7.9%	8.4%

     Consumer Servicing Assets. Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value, a valuation allowance is established by a charge against loan administration income in the consolidated statement of operations.
     The fair value of consumer servicing assets is estimated by using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, actual and expected loan prepayment rates, servicing costs and other economic factors.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049	$9,469
Reduction from transfer of servicing (1)	(5,075)	—
Amortization	(884)	(1,370)

Carrying value before valuation allowance at end of period	1,090	8,099

Valuation allowance
Balance at beginning of period	(3,808)	—
Impairment recoveries (charges)	64	(2,016)
Reduction from transfer of servicing (1)	3,744	—

Balance at end of period	—	(2,016)

Net carrying value of servicing assets at end of period	$1,090	$6,083

Unpaid principal balance of consumer loans serviced for others	$849,187	$1,062,567

Fair value of servicing assets:
Beginning of period	$3,523	$12,284

End of period	$1,118	$7,672

(1)	Reflects the transfer of mortgage servicing rights related to the FSTAR 2006-1 and FSTAR 2007-1 Second Mortgage Securitizations initiated in June, 2010 and completed in July, 2010.
     The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	June 30,
	2010	2009
Weighted-average life (in years)	2.7	3.5
Weighted-average discount rate	11.0%	12.1%
     Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Residential real estate	$36,420	$39,241	$73,762	$77,693
Consumer	1,191	1,424	2,392	2,940

Total	$37,611	$40,665	$76,154	$80,633

Note 12 — Other Assets
     Other assets are comprised of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Repurchased assets with government insurance (1)	$1,362,519	$826,349
Repurchased assets without government insurance	27,985	45,697
Derivative assets, including margin accounts	220,251	202,436
Escrow advances	78,250	102,372
Tax assets, net	79,425	77,442
Servicing sales (2)	12,170	—
Other	115,575	77,601

Total other assets	$1,896,175	$1,331,897

(1)	Excludes $121.2 million of Ginnie Mae loans as to which the Company has the unilateral right to repurchase and which are included in loans available for sale, see Note 7, “Loans Available for Sale.”

(2)	Reflects receivables on prior MSR servicing sales, pending document delivery.
Note 13 — Income Taxes
     The Company’s net deferred tax asset position has been entirely offset by a valuation allowance amounting to $260.0 million and $201.0 million, at June 30, 2010 and December 31, 2009, respectively. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
     For the three months ended June 30, 2010, our net benefit for federal income taxes as a percentage of pretax loss was 0% as compared to 30.4% for the comparable 2009 period. During the three months ended June 30, 2010, the variance to the statutory rate of 35% was attributable to a $32.8 million addition to our valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.7 million and non-deductible warrant expense of $(1.2) million. The variance for the three months ended June 30, 2009 reflects certain non-deductible corporate expenses of $0.2 million and non-deductible warrant expense of $4.5 million.
     For the six months ended June 30, 2010, our benefit for federal income taxes as a percentage of pretax loss was 0% as compared to 30.6% for the comparable 2009 period. During the six months ended June 30, 2010, the variance to the statutory rate was attributable to a $59.0 million addition to our valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $1.0 million and non-deductible warrant expense of $(0.8) million. The variance for the six months ended June 30, 2009 reflects certain non-deductible corporate expenses of $0.3 million and non-deductible warrant expense of $8.4 million.
     The Company’s income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of June 30, 2010 , the Internal Revenue Service had completed its examination of the Company’s income tax returns through the years ended December 31, 2005 and is in process of examining income tax returns for years ended December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.
Note 14 — Warrant Liabilities
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of the Company’s common stock at $6.20 per share. The holders of such warrants are entitled to acquire the Company’s common shares for a period of ten years. During 2009, May Investor Warrants to purchase 314,839 shares of the Company’s common stock were exercised. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of common stock at a price per share of $5.00 (as adjusted for the subsequent one-for-ten reverse stock split), the number of shares of the Company’s common stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the anti- dilution provisions of the May Investors Warrants. During the six-month period ended June 30, 2010, no shares of the Company’s common stock were issued upon exercise of May Investor Warrants, and at June 30, 2010, the May Investors held warrants to purchase 1,377,814 shares.

     Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
     On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through June 30, 2010, the Company marked these warrants to market which resulted in a decrease in the liability during the quarter ended June 30, 2010 of $3.2 million. This decrease was recorded as warrant income and included in non-interest expense as a general and administrative expense. The Company will mark the May Investor Warrants to market quarterly until exercised.
     At June 30, 2010, the Company’s liability to the May Investors warrant holders amounted to $2.9 million. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
     On January 30, 2009, the Company sold to the U. S. Treasury, 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock for $266.7 million, and a warrant (the “Treasury Warrant”) to purchase up to approximately 6.5 million shares of the Company’s common stock at an exercise price of $6.20 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the preferred stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The preferred stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a 10 year term.
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
Note 15 – Stockholders’ Equity and Loss Per Common Share
     On May 27, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of common stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s board of directors. The board of directors approved a one-for-ten reverse stock split which became effective on May 27, 2010. In lieu of fractional shares, stockholders received cash payments based on the common stock’s closing price on May 26, 2010 of $5.00 per share, which reflects the reverse stock split. The common stock par value remained at $0.01 per share. All common stock and per share amounts in these consolidated financial statements and notes to the consolidated financial statements are on an after-reverse-split basis for all periods presented.
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000, and additional paid in capital attributable to preferred shares, at June 30, 2010 are summarized as follows:

					Additional
		Earliest	Shares	Preferred	Paid in
	Rate	Redemption Date	Outstanding	Shares	Capital
		(Dollars in thousands)
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$246,481

				$3	$246,481

     On April 1, 2010, MP Thrift converted the $50 million of convertible trust preferred securities into 6,250,000 shares of the Company’s common stock at the rate of $8.00 per share. The number of shares of common stock issued for each convertible trust preferred security was equal to $1,000 divided by the adjusted stock price. The adjusted stock price was equal to 90% of the volume-weighted average closing price of the Company’s common stock from February 1, 2009 to April 1, 2010, subject to a floor of $8.00 per share, a ceiling of $20.00 per share and certain adjustments as provided for in the trust agreement ..

     On January 27, 2010, MP Thrift exercised its rights to purchase 42,253,521 shares of the Company common stock for approximately $300 million in a rights offering to purchase up to 70,423,418 shares of common stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non- transferable subscription rights for each share of common stock owned on the record date and entitled the holder to purchase one share of common stock at the subscription price of $7.10. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 80,695 shares of common stock. In the aggregate, the Company issued 42,334,216 shares of common stock in the rights offering for approximately $300.6 million.
     On March 31, 2010, the Company completed a registered offering of 57.5 million shares of common stock, which included 7.5 million shares issued pursuant to the underwriters’ over-allotment option, that was exercised in full on March 29, 2010 at $5.00 per share. MP Thrift participated in this registered offering and purchased 20 million shares at $5.00 per share. The offering resulted in aggregate net proceeds to the Company of approximately $276.1 million, net of offering expenses.
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized loss on securities available for sale	$(23,282)	$(48,263)

Ending balance	$(23,282)	$(48,263)

     The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	For the Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available for sale (net of tax of $572 for the 2010 period)	$(6,278)	$—
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments – debt and equity securities – other-than- temporary impairments (net of tax of $17,724 for the 2009 period)	—	(32,914)
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale (net of tax of $0 and $6,149, respectively, for the 2010 and 2009 periods)	3,677	11,420
Unrealized gain (loss) on securities available for sale (net of tax of $0 and $3,656, respectively, for the 2010 and 2009 periods)	27,582	6,788

Change in comprehensive income, net of tax	$24,981	$(14,706)

     The following table illustrates the computation of basic and diluted loss per share of common stock for the three months ended June 30, 2010 and 2009:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
			(In thousands, except per share data)
		Weighted			Weighted Average
	Loss	Average Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net loss	$(92,316)	—	$—	$(71,665)	—	$—
Less: Preferred stock Dividend/accretion	(4,690)	—	—	(4,921)	—	—

Basic Loss Per Share
Net loss applicable to common stock	(97,006)	153,298	(0.63)	(76,586)	23,943	(3.20)

Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—

Diluted Loss Per Share
Net loss applicable to common stock	$(97,006)	153,298	$(0.63)	$(76,586)	23,943	$(3.20)

The following table illustrates the computation of basic and diluted loss per share of common stock for the six months ended June 30, 2010 and 2009:

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
			(In thousands, except per share data)
		Weighted			Weighted
	Loss	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Net loss	$(169,537)	—	$—	$(136,163)	—	$—
Less: Preferred stock Dividend/accretion	(9,369)	—	—	(7,841)	—	—

Basic Loss Per Share
Net loss applicable to common stock	(178,906)	115,707	(1.55)	(144,004)	16,424	(8.77)

Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—

Diluted Loss Per Share
Net loss applicable to common stock	$(178,906)	115,707	$(1.55)	$(144,004)	16,424	$(8.77)

     Due to the loss attributable to common stockholders for the three months ended June 30, 2010 and 2009, the diluted loss per share calculation excludes all common stock equivalents, including 7,565,482 shares and 5,251,572 shares, respectively, pertaining to warrants and 840,145 shares and 14,671 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
     Due to the loss attributable to common stockholders for the six months ended June 30, 2010 and 2009, the diluted loss per share calculation excludes all common stock equivalents, including 7,698,066 shares and 6,532,729 shares, respectively, pertaining to warrants and 779,613 shares and 14,276 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
Note 16 – Derivative Financial Instruments
     The following derivative financial instruments were identified and recorded at fair value as of June 30, 2010 and December 31, 2009:
- Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

- Rate lock commitments;

- Interest rate swap agreements; and

- U.S. Treasury futures and options.
     The Company hedges the risk of overall changes in the fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized a loss of $25.4 million versus a gain of $8.6 million for the three months ended June 30, 2010 and 2009 respectively, on its hedging activity relating to loan commitments and loans held for sale. The Company recognized a loss of $42.4 million and a gain of $15.3 million for the six months ended June 30, 2010 and 2009 respectively, on its hedging activity relating to loans held for sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchase forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gain of $20.2 million and a loss of $60.4 million for the three months ended June 30, 2010 and 2009 respectively, on MSR fair value hedging activities. In addition, the Company recognized a gain of $49.8 million and a loss of $53.3 million for the six months ended June 30, 2010 and 2009, respectively, on MSR fair value hedging activities.
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

     The Company had the following derivative financial instruments:

	June 30, 2010
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Assets
Mortgage banking derivatives:
Rate lock commitments	$2,599,921	$46,160	2010
Mortgage servicing rights:
U.S. Treasury futures and agency forwards	2,860,000	18,972	2010

Total Derivative Assets	$5,459,921	$65,132

Liabilities
Forward agency and loan sales	$3,787,139	$50,766	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	263	2010

Total Derivative Liabilities	$3,812,139	$51,029

	December 31, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Assets
Mortgage banking derivatives:
Rate lock commitments	$1,418,730	$10,061	2010
Forward agency and loan sales	3,007,252	27,764	2010

Total Derivative Assets	$4,425,982	$37,825

Liabilities
Mortgage servicing rights:
U.S. Treasury futures and agency forwards	$4,900,000	$49,228	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	747	2010

Total Derivative Liabilities	$4,925,000	$49,975

     Derivative assets and derivative liabilities are contained on the Company’s statement of financial condition under the other assets and other liabilities captions, respectively.
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
Note 17 — Segment Information
     The Company’s operations are comprised of two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operation.

     Following is a presentation of financial information by business segment for the period indicated:

	For the Three Months Ended June 30, 2010
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$8,903	$33,502	$—	$42,405
(Loss) gain on sale revenue	4,523	132,651	—	137,174
Other income (loss)	13,267	(50,110)	—	(36,843)

Total net interest income and non-interest income	26,693	116,043	—	142,736
(Loss) earnings before federal income taxes	(139,000)	46,684	—	(92,316)
Identifiable assets	12,092,856	4,325,974	(2,725,000)	13,693,830
Inter-segment income (expense)	20,438	(20,438)	—	—

	For the Three Months Ended June 30, 2009
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$28,429	$31,588	$—	$60,017
(Loss) gain on sale revenue	(327)	59,634	—	59,307
Other income	36,608	38,621	—	75,229

Total net interest income and non-interest income	64,710	129,844	—	194,554
(Loss) earnings before federal income taxes	(148,160)	45,234	—	(102,926)
Identifiable assets	14,496,674	5,931,618	(4,005,000)	16,423,292
Inter-segment income (expense)	30,038	(30,038)	—	—

	For the Six Months Ended June 30, 2010
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$57,431	$22,658	$—	$80,089
(Loss) gain on sale revenue	6,689	179,692	—	186,381
Other income (loss)	23,087	(37,140)	—	(14,053)

Total net interest income and non-interest income	87,207	165,210	—	252,417
(Loss) earnings before federal income taxes	(201,019)	31,482	—	(169,537)
Identifiable assets	12,092,856	4,325,974	(2,725,000)	13,693,830
Inter-segment income (expense)	41,063	(41,063)	—	—

	For the Six Months Ended June 30, 2009
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$77,702	$39,045	$—	$116,747
(Loss) gain on sale revenue	(17,569)	266,458	—	248,889
Other income	47,571	29,036	—	76,607

Total net interest income and non-interest income	107,704	334,539	—	442,243
(Loss) earnings before federal income taxes	(343,944)	147,824	—	(196,120)
Identifiable assets	14,496,674	5,931,618	(4,005,000)	16,423,292
Inter-segment income (expense)	66,450	(66,450)	—	—

     Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.
Note 18 — Stock-Based Compensation
     For the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1.6 million and $0.4 million ($0.2 million net of tax), respectively. For the six months ended June 30, 2010 and 2009, stock-based compensation totaled $5.4 million and $0.5 million ($0.3 million net of tax), respectively.
Incentive Compensation Plan
     The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the board of directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. The Company incurred expenses of $0.1 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively. The Company recorded income of $3.6 million and expense of $3.6 million for the six months ended June 30, 2010 and 2009, respectively.
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
     The Company has a substantial mortgage loan-servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders’ escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders’ contracts with borrowers. Such claims also generally seek actual damages and legal fees.
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

     A summary of the contractual amount of significant commitments is as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$2,599,921	$1,418,730
HELOC trust commitments	$79,591	$84,967
Standby and commercial letters of credit	$40,979	$47,998
     Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with current accounting guidance. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the statement of financial condition in either other assets or other liabilities.
     The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts related to its origination of residential mortgage loans. These contracts are considered to be derivative instruments under current accounting guidance. Further discussion on derivative instruments is included in Note 16, “Derivative Financial Instruments.”
     The Company has unfunded commitments under its contractual arrangement with the HELOC Securitization trusts to fund future advances on the underlying home equity lines of credit. In addition, the Company retains certain limited credit exposure in relation to private-label securitizations. Refer to further discussion of these issues as presented in Note 10, “Private-label Securitization Activity.”
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
     The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. We maintain a reserve (also know as guarantee liability) for possible losses on these commitments, and which totaled $3.8 million at June 30, 2010 and $4.5 million at December 31, 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Where we say “we,” “us,” or “our,” we usually mean the Company. However, in some cases, a reference to “we,” “us,” or “our” will include the Bank, and Flagstar Capital Markets Corporation (“FCMC”), its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
     We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At June 30, 2010, our total assets were $13.7 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 80% of our voting common stock as of December 31, 2009 and approximately 69.1% as of June 30, 2010.
     As a savings and loan holding company, we are subject to regulation, examination and supervision by the OTS. The Bank is a member of the FHLB of Indianapolis and is subject to regulation, examination and supervision by the OTS and the FDIC. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
     We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. Of these, 103 facilities are owned and 59 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross sell other products to existing customers and increase our customer base. At June 30, 2010, we had a total of $8.3 billion in deposits, including $5.2 billion in retail deposits, $0.7 billion in government funds, $1.6 billion in wholesale deposits and $0.8 billion in company-controlled deposits.
     We also operate 22 stand-alone home loan centers located in 14 states, which originate one-to-four family residential mortgage loans as part of our retail home lending business. These offices employ approximately 157 loan officers. We also originate retail loans through referrals from our 162 banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with approximately 2,800 mortgage brokers and nearly 1,100 correspondents, which are located in all 50 states and serviced by 139 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With over $9.8 billion in mortgage originations in the first six months of 2010, we are ranked by industry sources as of June 30, 2010 as the 12th largest mortgage originator in the nation with a 1.6% market share.
     Our earnings include net interest income from our retail banking activities, fee-based income from services we provide our customers, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.9% of our total loan production during the six months ended June 30, 2010 represented mortgage loans that were collateralized by first or second mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).
     At June 30, 2010, we had 3,181 full-time equivalent salaried employees of which 296 were account executives and loan officers.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the SEC, at www.sec.gov.

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
     Bank Operations. Our banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.
•	Branch Banking consists of 162 banking centers located throughout Michigan and also in Indiana (principally in the Indianapolis metropolitan area) and Georgia (principally in the north Atlanta suburbs).
•	Internet Banking is engaged in deposit gathering (principally money market deposit accounts and certificates of deposits) on a nationwide basis, delivered primarily through FlagstarDirect.com.
•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout key markets, including Michigan and Indiana and, to a lesser degree, Georgia.
     In addition to deposits, we may borrow funds by obtaining advances from the FHLB of Indianapolis or other federally backed institutions or by entering into repurchase agreements with correspondent banks using as collateral our mortgage-backed securities that we hold as investments. The banking operation may invest these funds in a variety of consumer and commercial loan products.
     Home Lending Operations. Our home lending operation originates, acquires, sells and services one-to-four family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At June 30, 2010, we held approximately 62% of our interest-earning assets in first mortgage loans on single-family residences.
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
•	Retail. In a retail transaction, we originate the loan through our nationwide network of stand-alone home loan centers, as well as referrals from our 162 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosures and other aspects of the lending process and fund the transaction internally. At June 30, 2010, we maintained 22 stand-alone home loan centers. In 2010, we expect to allocate additional, dedicated home lending resources towards developing lending capabilities within our 162 banking centers and our consumer direct channel. At the same time, we centralized our loan processing operations to gain efficiencies and allow our lending staff to focus on originations. For the six months ended June 30, 2010 we closed $855.4 million of loans utilizing this origination channel, which equaled 8.7% of total originations as compared to $2.2 billion or 11.9% of total originations for the same period in 2009.
•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a premium to acquire the loan. We currently have active broker relationships with over 2,800 mortgage brokerage companies located in all 50 states. For the six months ended June 30, 2010, we closed $3.4 billion utilizing this origination channel, which equaled 35.6% of total originations, as compared to $8.2 billion or $43.8% for the same period in 2009.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,100 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed what we believe to be a competitive advantage as a warehouse lender, wherein we provide lines of credit to mortgage companies to fund their loans. Warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies with our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but we believe that there are only a limited number of experienced providers. We believe that offering warehouse lines has provided us a competitive advantage in the small to midsize correspondent channel and has helped us grow and build out our correspondent business in a profitable manner. For example, in 2010, our warehouse lines funded over 76% of the loans in our correspondent channel. We plan to continue to leverage our warehouse lending for customer retention throughout the remainder of 2010. For the six months ended June 30, 2010, we closed $5.4 billion utilizing the correspondent origination channel, which equaled 55.7% of total originations versus $8.3 billion or 44.3% originated for the same period in 2009.
     Underwriting. In past years, we originated a wide variety of residential mortgage loans, both for sale and for our own portfolio, including fixed rate first and second lien mortgage loans, adjustable rate mortgages (“ARMs”), interest only mortgage loans both ARM and fixed, and to a far lesser extent, potential negative amortization payment option ARMs (“option power ARMs”), subprime loans, and home equity lines of credit (“HELOCs”). We also originated commercial real estate loans for our own portfolio.
     As a result of our increasing concerns about nationwide economic conditions, in 2007, we began to reduce the number and types of loans that we originated for our own portfolio in favor of sale into the secondary market. In 2008, we halted originations of virtually all types of loans for our held-for-investment portfolio and focused on the origination of residential mortgage loans for sale.
     During the six months ended June 30, 2010, we primarily originated residential mortgage loans for sale that conformed to the respective underwriting guidelines established by the U.S. government sponsored agencies. Loans placed in the held-for-investment portfolio in the six months ended June 30, 2010 would comprise either loans that were originated for Community Reinvestment Act purposes, repurchased and performing at time of repurchase or, on a very limited basis, loans that were originated to assist with the sale of our real estate owned (“REO”). During 2010, we would expect to continue with the same mortgage origination offerings and have the same limited level of loans placed into the held-for-investment portfolio.
     First Mortgage Loans
     At June 30, 2010, most of our held-for-investment mortgage loans were originated in prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.
     Set forth below is a table describing the characteristics of the first mortgage loans in our held-for-investment portfolio at June 30, 2010, by year of origination.

	2007 and
	Prior	2008	2009	2010	Total
Year of Origination		(Dollars in thousands)
Unpaid principal balance(1)	$4,407,454	$121,611	$38,454	$5,407	$4,572,926
Average note rate	5.34%	5.99%	5.42%	5.09%	5.36%
Average original FICO score	716	675	687	706	715
Average original loan-to-value ratio	74.8%	84.8%	89.2%	75.0%	75.1%
Average original combined loan-to- value ratio	78.2%	85.8%	91.2%	80.5%	78.5%
Underwritten with low or stated income documentation	41%	15%	3%	19%	40%

(1)	Unpaid principal balance does not include premiums or discounts.

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
     The following table identifies our held-for-investment mortgages by major category, at June 30, 2010. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight data as of March, 2010. Within the first lien residential mortgage loan portfolio, high LTV loan originations, defined as loans with a 95% LTV or greater at origination, comprised only 5.3% of our held-for-investment loan portfolio. Our risk of loss on these loans is mitigated because private mortgage insurance was obtained on the vast majority of loans with LTVs exceeding 80% at the time of origination.

						Weighted
						Average
	Unpaid Principal	Average Note	Average Original	Average Original		Maturity	Average Updated
	Balance (1)	Rate	FICO Score	Loan-to-Value Ratio		(In Months)	HPI-Based LTV Ratio
			(Dollars in thousands)
First mortgage loans:
Amortizing:
3/1 ARM (2)	$222,981	4.52%	685	74.4%		275	85.0%
5/1 ARM (2)	556,880	4.83%	713	67.9%		291	77.4%
7/1 ARM (2)	69,044	5.58%	726	69.6%		298	86.1%
Other ARM	104,623	4.41%	672	75.9%		262	83.9%
Other amortizing	901,345	6.13%	706	70.4%		282	86.4%
Interest only:
3/1 ARM (2)	348,785	4.78%	722	75.6%		265	88.1%
5/1 ARM (2)	1,491,291	5.13%	721	73.9%		291	88.0%
7/1 ARM (2)	122,659	6.01%	728	72.2%		301	94.4%
Other ARM	75,148	4.82%	721	76.3%		299	92.9%
Other interest only	431,963	6.08%	724	73.8%		308	98.9%
Option ARMs	242,947	5.60%	720	77.1%		313	104.5%
Subprime
3/1 ARM (2)	1,112	6.23%	649	91.2%		258	116.7%
Other ARM	2,092	6.95%	600	85.9%		233	108.4%
Other subprime	2,056	6.74%	580	82.2%		270	98.9%

Total first mortgage loans	$4,572,927	5.36%	715	72.9%		289	88.3%
Second mortgages	$196,469	8.30%	734	18.8	%(3)	146	23.1	%(3)
HELOCs	$275,473	5.30%	740	21.8	%(3)	68	26.8	%(3)

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Hybrid ARMs are referred to by their initial fixed-rate and subsequent adjustable-rate periods; for example, 3/1 describes an ARM with an initial 3-year fixed rate interest-rate period and subsequent 1-year interest-rate adjustment periods.

(3)	Does not include underlying 1st mortgage loan.

     The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio, which includes first mortgages, second mortgages and HELOCs, as of June 30, 2010 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information is referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures is referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of
	Held-for-Investment	Unpaid Principal
	Portfolio	Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	16.93%	$1,239,668
SIVA (stated income, verified assets)	2.53%	$185,025
High LTV (i.e., at or above 95%)	0.26%	$19,397
Second lien products (HELOCs, Second mortgages)	1.81%	$132,219
Loan types:
Option ARM loans	2.33%	$170,239
Interest-only loans	14.55%	$1,065,368
Subprime (2)	0.03%	$2,474

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Includes loans with a FICO score of less than 620.
     ARMs
     ARM loans held for investment were originated using Fannie Mae and Freddie Mac guidelines (i.e., the AUS guidelines) as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan to value ratio (“CLTV”), which includes second mortgages on the same collateral, was 100%, but subordinate (i.e., second mortgage) financing was not allowed over a 90% LTV ratio. At a 100% LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate,” that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.
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
     Option power ARMs, which comprised 5.3% of the first mortgage portfolio as of June 30, 2010, are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).
     Option power ARMS were originated with maximum LTV and CLTV ratios of 95%; however, subordinate financing was only allowed for LTVs of 80% or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV levels the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments, divided by the original principal balance of the loan, was generally 115%, except that the cap in New York was 110%. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5% from year to year. By 2007, option power ARMs were underwritten at the fully indexed rate rather than at a start rate. At June 30, 2010, we had $242.9 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances at June 30, 2010 was $15.5 million. The maximum balance that all option power ARMs could reach cumulatively is $325.4 million.
     Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at June 30, 2010, by year of origination.

	Prior to
	2008	2008	2009	2010	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$3,176,382	$44,491	$12,635	$4,053	$3,237,561
Average note rate	5.04%	5.66%	5.15%	4.94%	5.05%
Average original FICO score	716	718	685	699	716
Average original loan-to-value ratio	75.1%	80.5%	84.2%	73.3%	75.2%
Average original combined loan-to-value ratio	79.0%	84.2%	91.6%	80.7%	79.1%
Underwritten with low or stated Income documentation	41%	20%	9%	25%	40%

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at June 30, 2010, by year of origination:

	2007 and
	Prior	2008	2009	2010	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$242,947	$—	$—	$—	$242,947
Average note rate	5.60%	—	—	—	5.60%
Average original FICO score	720	—	—	—	720
Average original loan-to-value ratio	72.4%	—	—	—	72.4%
Average original combined loan-to-value ratio	76.5%	—	—	—	76.5%
Underwritten with low or stated income documentation	$170,239	$—	$—	$—	$170,239
Total principal balance with any accumulated negative amortization	$228,454	$—	$—	$—	$228,454
Percentage of total ARMS with any accumulated negative amortization	7.2%	—	—	—	7.2%
Amount of negative amortization (i.e., deferred interest) accumulated as interest income as of June 30, 2010	$15,482	$—	$—	$—	$15,482

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans at June 30:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization Accumulated as
	at Period End (1)	Interest Income During Period
	(Dollars in thousands)
2010	$242,947	$15,482
2009	$282,817	$15,702
2008	$116,862	$5,704

(1)	Unpaid principal balance does not include premiums or discounts.

     Set forth below are the frequencies at which the ARM loans outstanding at June 30, 2010, will reprice:

	Number of Loans	Balance	% of the Total
Reset frequency	(Dollars in thousands)
Monthly	289	$76,021	2.6%
Semi-annually	5,913	2,072,189	70.4%
Annually	4,612	794,145	27.0%

Total	10,814	$2,942,355	100.0%

     Set forth below as of June 30, 2010, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter		3rd Quarter	4th Quarter
	(Dollars in thousands)
2010	$689,838	$864,471	(2)	$886,630	$941,496
2011	$915,883	$987,842		$933,994	$1,020,800
2012	$1,021,534	$1,212,815		$1,198,708	$1,204,578
Later years (1)	$2,453,707	$2,552,228		$2,564,276	$2,549,378

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through June 30, 2010.
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
     Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2010, by year of origination.

	2007 and
	Prior	2008	2009	2010	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance(1)	$2,446,933	$20,396	$831	$1,686	$2,469,846
Average note rate	5.28%	6.15%	3.66%	4.75%	5.28%
Average original FICO score	722	746	617	702	722
Average original loan-to-value ratio	74.6%	78.9%	78.0%	64.6%	74.7%
Average original combined loan-to-value ratio	79.1%	79.4%	78.0%	64.6%	79.1%
Underwritten with low or stated income documentation	43%	21%	—	60%	43.0%

(1)	Unpaid principal balance does not include premiums or discounts.

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
     Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at June 30, 2010, by year of origination.

	2007 and
	Prior	2008	2009	2010	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance(1)	$179,807	$14,620	$1,719	$323	$196,469
Average note rate	8.34%	8.00%	6.98%	7.06%	8.30%
Average original FICO score	732	751	713	731	734
Average original loan-to-value ratio	20.0%	19.1%	17.1%	15.3%	19.9%
Average original combined loan-to-value ratio	90.2%	79.6%	93.8%	91.3%	89.4%

(1)	Unpaid principal balance does not include premiums or discounts.
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
     Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at June 30, 2010, by year of origination.

	2007 and
	Prior	2008	2009	2010	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$252,929	$21,888	$620	$36	$275,473
Average note rate (2)	5.40%	4.15%	6.16%	5.49%	5.30%
Average original FICO score	737	755	—	—	740
Average original loan-to-value ratio	25.0%	27.4%	21.1%	9.0%	25.2%
Average original combined loan-to-value ratio	81.9%	74.8%	77.4%	70.9%	81.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate in effect at June 30, 2010. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

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
     At June 30, 2010, our commercial real estate loan portfolio totaled $1.4 billion, or 20.0% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $11.3 million, or 0.2% of our investment loan portfolio. At December 31, 2009, our commercial real estate loan portfolio totaled $1.6 billion, or 22.3% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $12.3 million, or 0.2% of our investment loan portfolio. During 2010, we originated $1.4 million of new commercial loans versus zero for the same period in 2009.
     At June 30, 2010, our commercial real estate loans were geographically concentrated in a few states, with approximately $819.3 million (55.9%) of all commercial loans located in Michigan, $197.2 million (13.5%) located in Georgia and $111.1 million (7.6%) located in California.
     The average loan balance in our commercial real estate portfolio was approximately $1.8 million, with the largest loan being $41.9 million. At June 30, 2010, there were over 30 relationships, each with total loans over $10.0 million, and those loans comprised approximately 48.4% of the portfolio.
     In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial collateral values are updated if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio.
     We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential mortgage loans. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at June 30, 2010, was $1.5 billion, of which $704.4 million was outstanding, as compared to $1.5 billion granted at December 31, 2009, of which $448.6 million was outstanding.

     The following table identifies our commercial loan portfolio by major category and selected criteria at June 30, 2010:

	Unpaid		Commercial
	Principal	Average	Loans on
	Balance (1)	Note Rate	Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$1,122,237	6.5%	$161,744
Adjustable rate	313,639	6.1%	144,378

Total commercial real estate	$1,435,876	6.4%	$306,122

Commercial non-real estate loans:
Fixed rate	$7,022	7.5%	$1,673
Adjustable rate	4,240	8.1%	2,621

Total commercial non-real estate	$11,262		$4,294

Warehouse lines of credit:
Adjustable rate	$704,416	5.3%	$—

Total warehouse lines of credit	$704,416	5.3%	$—

(1)	Unpaid principal balance does not include premiums or discounts.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Return on average assets	(2.72)%	(1.83)%	(2.55)%	(1.76)%
Return on average equity	(34.72)%	(33.30)%	(37.31)%	(33.45)%
Efficiency ratio	104.4%	88.3%	107.9%	80.2%
Equity/assets ratio (average for the period)	7.84%	5.48%	6.84%	5.25%
Mortgage loans originated or purchased	$5,452,304	$9,286,970	$9,782,692	$18,786,714
Other loans originated or purchased	$6,935	$8,962	$13,758	$28,989
Mortgage loans sold and securitized	$5,259,830	$9,878,035	$10,274,578	$17,577,097
Interest rate spread — bank only (1)	1.49%	1.45%	1.47%	1.53%
Net interest margin — bank only (2)	1.53%	1.69%	1.48%	1.68%
Interest rate spread — consolidated (1)	1.47%	1.42%	1.44%	1.50%
Net interest margin — consolidated (2)	1.45%	1.61%	1.37%	1.60%
Average common shares outstanding (3)	153,298	23,943	115,707	16,424
Average fully diluted shares outstanding (3)	153,298	23,943	115,707	16,424
Charge-offs to average investment loans (annualized)	5.07%	5.42%	5.42%	4.18%

	June 30,	March 31,	December 31,	June 30,
	2010	2010	2009	2009

Equity-to-assets ratio	7.86%	7.71%	4.26%	5.57%
Core capital ratio (4)	9.24%	9.39%	6.19%	7.19%
Total risk-based capital ratio (4)	17.20%	17.98%	11.68%	13.67%
Book value per common share (3)	$5.28	$5.70	$7.00	$13.80
Number of common shares outstanding (3)	153,338	147,008	46,877	46,853
Mortgage loans serviced for others	$50,385,208	$48,264,731	$56,521,902	$61,531,058
Capitalized value of mortgage servicing rights	0.94%	1.12%	1.15%	1.07%
Ratio of allowance to non-performing loans — bank only	52.3%	47.4%	48.9%	50.4%
Ratio of allowance to loans held for investment — bank only	7.20%	7.10%	6.79%	5.63%
Ratio of non-performing assets to total assets — bank only	9.06%	9.30%	9.25%	6.67%
Number of banking centers	162	162	165	175
Number of home lending centers	22	23	23	45
Number of salaried employees	2,885	2,927	3,075	3,290
Number of commissioned employees	296	314	336	457

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Restated for a one-for-ten reverse stock split announced and effective on May 27, 2010.

(4)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

Results of Operations
     Net Loss
     Three Months. Net loss applicable to common stockholders for the three months ended June 30, 2010 was $97.0 million, $(0.63) per share-diluted, a $20.4 million increase from the loss of $76.6 million, $(3.20) per share-diluted, reported in the comparable 2009 period. The overall increase resulted from a $17.6 million decrease in net interest income, a $34.2 million decrease in non-interest income and a $31.3 million decrease in the benefit for income taxes, offset by a $39.7 million decrease in the provision for loan losses, a $22.8 million decrease in non-interest expense and a decrease of $0.2 million preferred stock dividend/accretion.
     Six Months. Net loss applicable to common stockholders for the six months ended June 30, 2010 was $178.9 million, $(1.55) per share-diluted, a $34.9 million increase from the loss of $144.0 million, $(8.77) per share-diluted, reported in the comparable 2009 period. The overall increase resulted from a $36.7 decrease in net interest income, a $153.2 million decrease in non-interest income, a $59.9 million decrease in the benefit for income taxes and an increase of $1.5 million preferred stock dividends/accretion, offset by a $134.3 million decrease in the provision for loan losses and an $82.1 million decrease in non-interest expense.
     Net Interest Income
     Three Months. We recognized $42.4 million in net interest income for the three months ended June 30, 2010, which represented a decrease of 29.3% compared to $60.0 million reported for the same period in 2009. Net interest income represented 29.7% of our total revenue in 2010 as compared to 30.8% in 2009. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the three months ended June 30, 2010, we had an average balance of $11.6 billion of interest-earning assets, of which $9.1 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for the three months ended June 30, 2010 was $130.0 million, a decrease of 30.8% from the $187.8 million recorded in 2009. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. The amount of net negative amortization included in our interest income during the three month period ended June 30, 2010 and 2009 was $(0.2) million and $1.8 million, respectively. Offsetting the decrease in interest income was a decrease in our cost of funds. The average cost of interest-bearing liabilities decreased 61 basis points from 3.63% during 2009 to 3.02% in 2010, while the average yield on interest-earning assets decreased 56 basis points (11.1%), from 5.05% during 2009 to 4.49% in 2010. As a result, our interest rate spread was 1.47% at June 30, 2010. The Bank recorded a net interest margin of 1.53% for the three months ended June 30, 2010, as compared to 1.69% for the three months ended June 30, 2009.
     Six Months. We recorded $80.1 million in net interest income before provision for loan losses for the six months ended June 30, 2010, a 31.4% decrease from $116.7 million recorded for the comparable 2009 period. For the six months ended June 30, 2010 we had an average balance of $11.5 billion of interest-earning assets, of which $9.0 billion were loans receivable. Interest income for the six months ended June 30, 2010 was $256.2 million, a decrease of 31.3% from the $372.8 million recorded in the 2009 period. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans, which totaled $1.6 million and $52 million for the six months ended June 30, 2010 and 2009, respectively. The decrease reflects a $116.6 million decrease in interest income offset by a $80.0 million decrease in interest expense, primarily as a result of net interest earning assets decreasing by $0.6 billion. Additionally, our interest income has been adversely affected by a significant increase in loans in which interest accruals have been discontinued. Offsetting the decrease in interest income was a decrease in our cost of funds. The average cost of interest-bearing liabilities decreased 64 basis points to 3.03% at June 30, 2010 from 3.67% during 2009. As a result, our interest rate spread was 1.44 at June 30, 2010. The Bank recorded a net interest margin of 1.48% for the six months ended June 30, 2010 as compared to 1.68% for the six months ended June 30, 2009. See Note 8 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.

     The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a consolidated basis rather than a bank-only basis. Interest income from earning assets includes amortization of net premiums and net deferred loan origination costs of $(0.2) million and $1.8 million for the three month period ended June 30, 2010 and 2009, respectively and $0.7 million and $3.5 million for the six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
	2010			2009
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$1,675,502	$20,927	5.00%	$3,533,219	$45,245	5.12%
Loans held for investment:
Mortgage Loans	4,920,436	57,024	4.64%	5,943,876	76,439	5.14%
Commercial Loans	2,101,113	24,941	4.72%	2,220,285	28,158	5.04%
Consumer Loans	398,737	5,913	5.95%	517,762	6,919	5.37%

Loans held for investment	7,420,286	87,878	4.73%	8,681,923	111,516	5.14%
Securities classified as available for sale or trading	1,653,662	20,735	5.02%	2,402,234	30,659	5.11%
Interest-bearing deposits	820,379	481	0.23%	233,324	426	0.73%
Other	3,584	1	0.14%	37,780	2	0.01%

Total interest-earning assets	11,573,413	$130,022	4.49%	14,888,480	$187,848	5.05%
Other assets	2,691,344			1,885,128

Total assets	$14,264,757			$16,773,608

Interest-Bearing Liabilities:
Demand deposits	$388,402	$549	0.57%	$284,570	$326	0.46%
Savings deposits	691,170	1,553	0.90%	503,216	1,943	1.55%
Money market deposits	562,442	1,344	0.96%	699,866	3,322	1.91%
Certificates of deposits	3,313,711	24,273	2.94%	4,001,652	40,513	4.07%

Total retail deposits	4,955,725	27,719	2.24%	5,489,304	46,103	3.38%
Demand deposits	392,054	469	0.48%	49,979	63	0.51%
Savings deposits	68,722	101	0.59%	83,780	167	0.80%
Certificates of deposits	245,702	494	0.81%	811,647	2,017	1.00%

Total government deposits	706,478	1,064	0.60%	945,406	2,247	0.96%
Wholesale deposits	1,628,940	12,738	3.14%	1,955,966	18,197	3.74%

Total Deposits	7,291,143	41,521	2.28%	8,390,676	66,547	3.18%
FHLB advances	3,891,758	42,151	4.34%	5,359,076	57,284	4.29%
Security repurchase agreements	210,268	1,597	3.05%	108,000	1,166	4.33%
Other	248,635	2,348	3.79%	249,226	2,834	4.56%

Total interest-bearing liabilities	11,641,804	87,617	3.02%	14,106,978	127,831	3.63%
Other liabilities	1,505,267			1,746,605
Stockholders’ equity	1,117,686			920,025

Total liabilities and stockholders equity	$14,264,757			$16,773,608

Net interest-earning assets	$(68,391)			$781,502

Net interest income		$42,405			$60,017

Interest rate spread (1)			1.47%			1.42%

Net interest margin (2)			1.45%			1.61%

Ratio of average interest- earning assets to interest- bearing liabilities			99%			106%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and 1.49% and 1.45% represent these rates at the Bank level for the three months ended June 30, 2010 and 2009, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets, and 1.53% and 1.69% represent these rates at the Bank level for the three months ended June 30, 2010 and 2009, respectively.

	For the Six Months Ended June 30,
	2010			2009
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$1,598,996	$39,855	4.99%	$3,194,965	$81,443	5.10%
Loans held for investment
Mortgage Loans	5,017,389	118,317	4.72%	6,072,875	160,968	5.30%
Commercial Loans	2,029,418	48,794	4.80%	2,285,294	59,088	5.16%
Consumer Loans	407,286	12,035	5.96%	526,944	13,884	5.31%

Loans held for investment	7,454,093	179,146	4.81%	8,885,113	233,940	5.28%
Securities classified as available for sale or trading	1,397,018	36,102	5.18%	2,113,762	56,136	5.33%
Interest-bearing deposits	1,013,450	1,123	0.22%	229,652	1,283	1.13%
Other	5,850	2	0.07%	36,602	24	0.13%

Total interest-earning assets	11,469,407	256,228	4.47%	14,460,094	372,826	5.17%
Other assets	2,545,473			1,942,661

Total assets	$14,014,880			16,402,755

Interest-Bearing Liabilities:
Demand deposits	$379,260	$1,061	0.56%	$277,957	$714	0.52%
Savings deposits	690,080	2,973	0.87%	463,957	3,932	1.71%
Money market deposits	572,091	2,615	0.92%	657,777	6,743	2.07%
Certificates of deposits	3,352,020	49,052	2.95%	3,982,448	78,453	3.97%

Total retail deposits	4,993,451	55,701	2.25%	5,382,139	89,842	3.37%
Demand deposits	342,254	742	0.44%	35,123	118	0.68%
Savings deposits	72,954	193	0.53%	82,025	390	0.96%
Certificates of deposits	259,616	1,006	0.78%	907,166	8,254	1.83%

Total government deposits	674,824	1,941	0.58%	1,024,314	8,762	1.72%
Wholesale deposits	1,709,241	25,765	3.04%	1,985,111	35,293	3.59%

Total Deposits	7,377,516	83,407	2.28%	8,391,564	133,897	3.22%
FHLB advances	3,895,856	83,938	4.34%	5,315,056	114,093	4.33%
Security repurchase agreements	159,416	2,750	3.48%	108,000	2,319	4.33%
Other	274,266	6,044	4.43%	248,945	5,770	4.67%

Total interest-bearing liabilities	11,707,054	176,139	3.03%	14,063,565	256,079	3.67%
Other liabilities	1,348,787			1,478,083
Stockholders’ equity	959,039			861,107

Total liabilities and stockholders equity	$14,014,880			$16,402,755

Net interest-earning assets	$(237,647)			396,529

Net interest income		$80,089			$116,747

Interest rate spread (1)			1.44%			1.50%

Net interest margin (2)			1.37%			1.60%

Ratio of average interest- earning assets to interest- bearing liabilities			98%			103%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and 1.47% and 1.53% represent these rates at the Bank level for the six months ended June 30, 2010 and 2009, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets and 1.48% and 1.68% represent these rates at the Bank level for the six months ended June 30, 2010 and 2009, respectively.

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

	For the Three Months Ended June 30,
	2010 Versus 2009 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$(529)	$(23,789)	$(24,318)
Loans held for investment
Mortgage loans	(6,253)	(13,162)	(19,415)
Commercial loans	(1,716)	(1,501)	(3,217)
Consumer loans	593	(1,599)	(1,006)

Total loans held for investment	(7,376)	(16,262)	(23,638)
Securities available for sale or trading	(361)	(9,563)	(9,924)
Interest bearing deposits	(1,024)	1,079	55
Other assets	—	(1)	(1)

Total other interest-earning assets	$(9,290)	$(48,536)	$(57,826)

Interest-Bearing Liabilities:
Demand deposits	$103	$120	$223
Savings deposits	(1,120)	730	(390)
Money market deposits	(1,321)	(656)	(1,977)
Certificates of deposits	(9,237)	(7,003)	(16,240)
	\
Total retail deposits	(11,575)	(6,809)	(18,384)
Demand deposits	(27)	433	406
Savings deposits	(36)	(30)	(66)
Certificates of deposits	(109)	(1,414)	(1,523)

Total government deposits	(172)	(1,011)	(1,183)
Wholesale deposits	(2,400)	(3,059)	(5,459)

Deposits	(14,147)	(10,879)	(25,026)
FHLB advances	604	(15,737)	(15,133)
Security repurchase agreements	(676)	1,107	431
Other	(481)	(5)	(486)

Total interest-bearing liabilities	(14,700)	(25,514)	(40,214)

Change in net interest income	$5,410	$(23,022)	$(17,612)

	For the Six Months Ended June 30,
	2010 Versus 2009 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$(905)	$(40,683)	$(41,588)
Loans held for investment
Mortgage loans	(14,673)	(27,978)	(42,651)
Commercial loans	(3,693)	(6,601)	(10,294)
Consumer loans	1,330	(3,179)	(1,849)

Total loans held for investment	(17,036)	(37,758)	(54,794)
Securities available for sale or trading	(920)	(19,114)	(20,034)
Interest bearing deposits	(4,573)	4,414	(159)
Other assets	(1)	(21)	(22)

Total interest-earning assets	$(23,435)	$(93,162)	$(116,597)

Other assets
Interest-Bearing Liabilities:
Demand deposits	$85	$262	$347
Savings deposits	(2,891)	1,932	(959)
Money market deposits	(3,242)	(886)	(4,128)
Certificates of deposits	(16,879)	(12,522)	(29,401)

Total retail deposits	(22,927)	(11,214)	(34,141)
Demand deposits	(413)	1,037	624
Savings deposits	(154)	(44)	(198)
Certificates of deposits	(1,307)	(5,941)	(7,248)

Total government deposits	(1,874)	(4,948)	(6,822)
Wholesale deposits	(4,583)	(4,945)	(9,528)

Deposits	(29,384)	(21,107)	(50,491)
FHLB advances	566	(30,721)	(30,155)
Security repurchase agreements	(771)	1,202	431
Other	(189)	465	276

Total interest-bearing liabilities	(29,778)	(50,161)	(79,939)

Change in net interest income	$6,343	$(43,001)	$(36,658)

Provision for Loan Losses
     Three Months. During the three months ended June 30, 2010, we recorded a provision for loan losses of $86.0 million as compared to $125.7 million recorded during the same period in 2009. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.
     The provision recognized for the second quarter of 2010, which increased the allowance for loan losses to $530.0 million at June 30, 2010 from $524.0 million at December 31, 2009, reflects increases in historical loss rates, offset by the decrease in overall loan delinquencies (i.e., loans at least 30 days past due) to 16.42% at June 30, 2010 as compared to 16.89% at December 31, 2009. Also, net charge-offs for the three month period ended June 30, 2010 totaled $94.0 million as compared to $117.7 million for the same period on 2009, resulting from lower levels of charge-offs for the three months ended June 30, 2010 as a percentage of the average loans held for investment, net of charge-off for the three months ended June 30, 2010 decreased to 5.07% from 5.42% for the same period in 2009.
     Six Months. During the six months ended June 30, 2010, we recorded a provision for loan losses of $149.6 million as compared to $283.9 million recorded during the same period in 2009. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.
     The provision recognized during 2010, which increased the allowance for loan losses to $530.0 million at June 30, 2010 from $524.0 million at December 31, 2009, reflects the decrease in overall loan delinquencies (i.e., loans at least 30 days past due). Net charge-offs for the six month period ended June 30, 2010 totaled $143.6 million as compared to $185.9 million for the same period in 2009, resulting from lower levels of charge-offs in commercial real estate. As a percentage of the average loans held for investment, net charge-offs for the six months ended June 30, 2010 decreased to 3.85% from 4.18% for the same period in 2009.
     See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
     Non-Interest Income
     Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain (loss) on loan sales, (v) net gain (loss) on sales of MSRs, (vi) net gain (loss) on securities available for sale, (vii) gain (loss) on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $100.3 million during the three months ended June 30, 2010, which was a 25.4% decrease from the $134.5 million of non-interest income that we earned in the comparable 2009 period. During the six months ended June 30, 2010, non-interest income decreased to $172.3 million from $325.5 million in the comparable 2009 period.
     Loan Fees and Charges. Both our banking operations and home lending operations earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
     Three Months. For the three month period ended June 30, 2010, we recorded loan fees and charges of $20.2 million, a decrease of $14.8 million from the $35.0 million recorded for the comparable 2009 period. The decreases in loan fees and charges resulted from decreases in the volume of loans originated during the second quarter 2010, to $5.4 billion as compared to $9.3 billion during the same period in 2009. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), loan origination fees generally are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield. Effective January 1, 2009, we elected to account for substantially all of our mortgage originations as available-for-sale using the fair value method and therefore no longer applied deferral of non-refundable fees and costs to those loans.
     Six Months. Loan fees recorded during the six months ended June 30, 2010 totaled $36.6 million as compared to $67.9 million collected during the comparable 2009 period. The decrease of $31.3 million, or 46.1%, in loan fees, reflects the decrease of 47.8% in the volume of loans originated to $9.8 billion, for the six months ended June 30, 2010 as compared to $18.8 billion in the same period in 2009.
     Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to fluctuate as a function of the increases or decreases in our deposit base.
     Three Months. Total deposit fees and charges increased 5% during the three month period ended June 30, 2010 to $8.8 million as compared to $8.0 million during comparable 2009 period. A significant portion of this increase in deposit fees and charges was the result of a 15% increase in debit card transaction volume. Our debit card fee income was $1.57 million and $1.24 million during the three months ended June 30, 2010 and 2009 respectively. Total number of customer checking accounts increased from approximately 120,476 at June 30, 2009 to approximately 124,512 at June 30, 2010.
     Six Months. Total deposit fees and charges increased during the six month period ended June 30, 2010 to $17.2 million as compared to $15.2 million during the comparable 2009 period. A significant portion of the increase in deposit fees and charges was the result of a 18% increase in debit card transaction volume during the six month period ended June 30, 2010. Our debit card fee income was $3.0 million and $2.4 million during the six month periods ended June 30, 2010 and 2009, respectively.
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

     The following table summarizes net loan administration income (loss):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Servicing income (loss) on consumer mortgage servicing
Servicing fees, ancillary income and charges	$1,191	$1,424	$2,392	$2,940
Amortization expense — consumer	(467)	(720)	(884)	(1,370)
Impairment (loss) recovery — consumer	241	(468)	64	(2,016)

Total net loan administration income (loss) — consumer	965	236	1,572	(446)
Servicing income (loss) on residential mortgage servicing
Servicing fees, ancillary income and charges	36,420	39,241	73,762	77,693
Changes to fair value	(112,201)	62,744	(153,672)	(13,887)
Gain (loss) on hedging activity	20,151	(60,368)	49,823	(53,307)

Total net loan administration income — residential	(55,630)	41,617	(30,087)	10,499

Total loan administration (loss) income (1)	$(54,665)	$41,853	$(28,515)	$10,053

(1)	Loan administration income (loss) does not reflect the impact of mortgage backed securities deployed as economic hedges of MSR assets. These positions, recorded as securities-trading, provided $69.7 million in gains and $66.3 million in gains in the three and six months ended June 30, 2010, respectively, compared to $39.1 million in losses and $15.3 million in losses respectively, for the comparable 2009 periods. These positions, which are on the balance sheet, also contributed an estimated $9.2 million and $3.5 million respectively, of net interest income in the three and six months ended June 30, 2010 compared to $17.6 million and $28.1 million, respectively, during the corresponding periods of 2009.
     Three Months. Loan administration income decreased to a loss of $54.7 million for the three month period ended June 30, 2010 from a gain of $41.9 million for the comparable 2009 period. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of our loans serviced for others portfolio. The changes in fair value were due to a lowering rate environment during the three month period ended June 30, 2010. The total unpaid principal balance of loans serviced for others was $50.4 billion at June 30, 2010, versus $61.5 billion at June 30, 2009.
     For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended June 30, 2010 versus 2009 was due to the decrease in consumer loans serviced for others. At June 30, 2010, the total unpaid principal balance of consumer loans serviced for others was $0.8 billion versus $1.1 billion serviced at June 30, 2009. The increase in impairment of $0.7 million was primarily the result of changes in delinquency assumptions.
     Six Months. Loan administration income decreased to a loss of $28.5 million for the six month period ended June 30, 2010 from a gain of $10.1 million for the comparable 2009 period. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of our loans serviced for others portfolio. This decrease reflects the sale of servicing rights related to $10.8 billion of loans serviced for others on a bulk basis and changes in fair value as a result of a lowering rate environment during the six month period ending June 30, 2010. The total unpaid principal balance of loans serviced for others was $50.4 billion at June 30, 2010, versus $61.5 billion at June 30, 2009.
     For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the six month period ended June 30, 2010 versus 2009 was due to the decrease in consumer loans serviced for others. At June 30, 2010, the total unpaid principal balance of consumer loans serviced for others was $0.8 billion versus $1.1 billion serviced at June 30, 2009. The increase in impairment of $2.1 million was primarily the result of changes in delinquency assumptions.
     Gain (Loss) on Trading Securities. Generally, gain (loss) on trading securities are used to offset the valuation changes to the MSRs as reflected in loan administration income. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and residual interests from private-label securitizations; losses from residual interests are classified separately in Loss on Residual and Transferor Interests. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

     Three Months. During the second quarter of 2010, we recorded a gain on trading securities of $69.7 million versus a loss of $39.1 million for the same period in 2009.
     For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $69.7 million for the three month period ended June 30, 2010, of which $24.8 million related to an unrealized gain on agency mortgage backed securities held at June 30, 2010. For the same period in 2009, we recorded a loss of $39.1 million all of which was unrealized on agency mortgage backed securities held at June 30, 2009.
     Six Months. During the six months ended June 30, 2010, we recorded a $66.3 million gain on trading securities versus a loss of $15.3 million for the same period in 2009. The gain was primarily due to changes in the value of trading agency mortgage backed securities held at June 30, 2010.
     For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $66.3 million for the six month period ended June 30, 2010, of which $21.0 million related to an unrealized gain on agency mortgage backed securities held at June 30, 2010. For the same period in 2009, we recorded a loss of $15.3 million of which $39.1 million related to an unrealized loss on agency mortgage backed securities held at June 30, 2009.
     Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in 2010 and 2009 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. For further information on the securitizations see Note 10 of the Notes to the Consolidated Financial Statements in Item 1. Financial Statements herein.
     Three Months. We recognized a loss of $4.3 million for the three month period ended June 30, 2010. In 2010, $0.3 million was related to a reduction in the residual valuation and $4.0 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. Additionally, during the second quarter 2010, we wrote down the remaining amount of residual on our FSTAR 2005-1 HELOC Securitization and recorded a liability of $7.6 million to reflect the expected liability arising from future transferor’s interest. At June 30, 2010, our expected liability was $7.5 million.
     Six Months. We recognized a loss of $7.0 million for the six month period ended June 30, 2010. In 2010, $2.1 million was related to a reduction in the residual valuation and $4.9 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations. Additionally, during the second quarter 2010, we wrote down the remaining amount of residual on our FSTAR 2005-1 HELOC Securitization.
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
     The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Net gain on loan sales	$64,257	$104,664	$116,823	$300,358

Loans sold or securitized	$5,259,830	$9,878,035	$10,274,686	$17,577,097

Spread achieved	1.22%	1.06%	1.14%	1.71%

     Three Months. For the three month period ended June 30, 2010, net gain on loan sales decreased $40.4 million to $64.3 million from $104.7 million in the comparable 2009 period. The 2010 period reflects the sale of $5.3 billion in loans versus $9.9 billion sold in the 2009 period. Management believes changes in market conditions during the 2009 period which have continued into 2010 resulted in a decreased mortgage loan origination volume ($5.5 billion in the 2010 period versus $9.3 billion in the 2009 period) and an overall increase on sale spread (122 basis points in the 2010 period versus 106 basis points in the 2009 period).
     Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. For more information, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein. The effect of the application of fair value accounting on the current quarter’s operations amounted to $49.7 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale which remained on our consolidated statement of financial condition at June 30, 2010 at their estimated fair value. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $25.4 million and $8.6 million in gains for the three month period ended June 30, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.04 million and $0.2 million for the three month period ended June 30, 2010 and 2009, respectively. Provisions to our secondary market reserve amounted to $6.8 million and $7.1 million, for the three month period ended June 30, 2010 and 2009 respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $45.1 million and $108.6 million for the three month periods, ended June 30, 2010 and 2009 respectively.
     Six months. For the six months ended June 30, 2010, net gain on loan sales decreased to $116.8 million from $300.4 million in the 2009 period. The 2010 period reflects the sale of $10.3 billion in loans versus $17.6 billion sold in the 2009 period. Management believes changes in market conditions, including favorable consumer mortgage rates for both purchases and refinancings as well as fewer competitors, during the 2010 period resulted in a decreased mortgage loan origination volume ($9.8 billion in the 2010 period versus $18.8 billion in the 2009 period) and a lower overall gain on sale spread (114 basis points in the 2010 versus 171 basis points in the 2009 period).
     The effect of our adoption of fair value accounting on the current year’s operations amounted to $49.7 million. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at June 30, 2010 at their estimated fair value. In addition, we also had changes in amounts related to Accounting Standards Codification (“ASC”) Topic 815, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to ASC Topic 815 amounted to $42.4 million loss and $15.3 million gain for the six months ended June 30, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.1 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively. Provisions to our secondary market reserve amounted to $13.9 million and $10.9 million, for the six months ended June 30, 2010 and 2009, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $93.4 million and $191.3 million for the six months ended June 30, 2010 and 2009, respectively.
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
     Three Months. For the three month period ended June 30, 2010, we recorded a loss on sales of MSRs of $1.3 million compared to a $2.5 million loss recorded for the same period in 2009. During the period, we transferred the related servicing rights on our two private second mortgage loans securitizations, FSTAR 2006-1 and FSTAR 2007-1. At the time, we had amortized costs of $5.1 million and a recorded impairment of $3.8 million.
     Six months. For the six month period ended June 30, 2010, we recorded a loss on sales of MSRs of $3.5 million compared to a $2.6 million loss recorded for the same period in 2009. During the period, we transferred the related servicing rights on our two private second mortgage loans securitizations, FSTAR 2006-1 and FSTAR 2007-1. At that time, we had amortized costs of $5.1 million and a recorded impairment of $3.8 million. For the six month period ending June 30, 2010, we sold servicing rights related to $10.8 billion of loans serviced for others on a bulk basis and sold $2.3 billion on a bulk basis for the comparable 2009 period.

     Net Gain (Loss) on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).
     Three Months. Gains on the sale of U.S. government sponsored agency mortgage-backed securities classified as available for sale securities and that had been recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended June 30, 2010, sales of these agency securities with underlying mortgage products originated by the Bank were $143.4 million, resulting in $0.2 million of net gain on loan sale versus $45.2 million resulting in $0.8 million of net gain on loan sale during the same period in 2009.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the three months ended June 30, 2010, we sold $198.2 million in purchased agency and non-agency securities available for sale. This sale generated a net gain on sale of available for sale securities of $4.5 million versus no sales for the comparable 2009 period.
     Six Months. During the six months ended June 30, 2010, sales of agency securities with underlying mortgage products originated by the Bank were $143.4 million resulting in $0.2 million of net gain on loan sale compared with a $12.0 million gain on $462.5 billion during the six months ended June 30, 2009.
     Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the six months ended June 30, 2010, we sold $251.0 million in purchased agency and non-agency securities versus no sales of such securities for the comparable 2009 period. This sale generated a net gain on sale of available for sale securities of $6.7 million.
     Net Impairment Losses Recognized Through Earnings. As required by current accounting guidance for investments in debt and equity securities with other-than-temporary impairments, we may also incur losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be other-than-temporary. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the fair value was recorded as a loss through operations. Beginning in the first quarter of 2009, accounting guidance changed to only recognize the portion of an other-than-temporary impairment related to credit losses through operations, with any remainder recognized through other comprehensive income. Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment.
     Generally, an investment impairment analysis is performed when the estimated fair value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, we also review the general market conditions for the specific type of underlying collateral for each security. We model the expected cash flows of the underlying mortgage assets using historical factors such as default rates and current delinquency and estimated factors such as prepayment speed, default speed and severity speed. Cash flows are then modeled through the appropriate waterfall for each CMO tranche owned, including consideration of the level of credit support provided by subordinated tranches. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security. For further information on impairment losses, see Note 6 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Three Months. In the three month period ended June 30, 2010, additional other-than-temporary impairment (“OTTI”) due to credit losses on investments with existing other-than-temporary impairment credit losses totaled $0.4 million while two additional OTTI due to credit loss was recognized on securities that did not already have such losses; all OTTI due to credit losses were recognized in current operations. In the three months ended June 30, 2009, additional credit losses on the CMOs totaled $0.3 million, which was recognized in current operations.
     Six Months. In the six months ended June 30, 2010, additional credit losses on CMOs totaled $3.7 million, which was recognized in current operations. For the comparable period in 2009, additional credit losses recognized in current operations were $17.6 million.
     Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.), Douglas Insurance Agency, Inc., and Paperless Office Solutions, Inc.
     Three Months. During the three months ended June 30, 2010, we recorded $1.8 million in cash dividends received on FHLB stock compared to the $2.1 million received during the three months ended June 30, 2009. During 2010, subsidiaries earned fees of $0.8 million versus $2.6 million in 2009. The amount of fees earned by Flagstar Reinsurance Company varies with the volume of loans that were insured during the respective periods. Also during the three month period ended June 30, 2010, we recorded an expense of $11.4 million for the increase in our secondary market reserve due to our change in estimate of expected losses from loans sold in prior periods, which decreased from the $16.9 million recorded in the comparable 2009 period.

     Six months. During the six months ended June 30, 2010, we recorded $3.7 million in cash dividends received on FHLB stock, compared to the $1.3 million received during the six months ended June 30, 2009. We also recorded $1.6 million and $5.1 million in subsidiary income for the six months ended June 30, 2010 and 2009, respectively. In addition, we recorded expense of $38.2 million and $27.7 million relating to adjustments to our estimates in determining our secondary market reserve, for the six months ended June 30, 2010 and 2009, respectively.
     Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan production, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. Effective January 1, 2009, we elected to account for substantially all of our mortgage loans available for sale using the fair value method and, therefore, immediately began recognizing loan origination fees and direct origination costs in the period incurred rather than deferring such items as in prior periods.
NON-INTEREST EXPENSES

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Compensation and benefits	$43,260	$56,584	$97,192	$115,238
Commissions	7,946	15,304	15,097	48,717
Occupancy and equipment	15,903	17,499	31,914	36,378
Advertising	2,505	3,254	4,664	5,748
Federal insurance premium	10,640	16,612	20,688	20,848
Communications	1,134	1,630	2,346	3,355
Other taxes	841	1,098	1,696	2,105
Asset resolution	45,439	17,977	62,012	42,850
Warrant (income) expense	(3,486)	12,977	(2,259)	24,005
Other	24,953	29,133	39,190	55,776

Total	149,135	172,068	272,540	355,020
Less: capitalized direct costs of loan closings, in accordance with ASC 310	(102)	(250)	(164)	(533)

Total, net	$149,033	$171,818	$272,376	$354,487

Efficiency ratio (1)	104.4%	88.3%	107.9%	80.2%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Three Months. Non-interest expenses totaled $149.1 million during the three month period ended June 30, 2010 compared to $172.1 million in the comparable 2009 period. The 13.4% decrease in non-interest expense was largely due to a decline in commissions, a decrease in warrant expense, and an overall reduction in expenses resulting from cost-saving measures. Moreover, for the first six months in 2010, we closed 13 banking centers, bringing our banking center network total at June 30, 2010 to 162.
     Our gross compensation and benefit expense totaled $43.3 million for the three month period ended June 30, 2010, compared to $56.6 million in the comparable 2009 period. The 23.5% decrease in gross compensation and benefits expense is primarily attributable to a reduction in our salaried workers. Our full-time equivalent (“FTE”) salaried employees decreased by 405 from June 30, 2009 to 2,885 at June 30, 2010, which largely reflects a reduction in bank employees due to branch closings. Commission expense, which is a variable cost associated with loan production, totaled $7.9 million, equal to 15 basis points (0.15)% of total loan production in 2010 as compared to $15.3 million, equal to 16 basis points (0.16)% of total loan production in the comparable 2009 period. The decline in commission is due to a revised compensation structure across our various distribution channels. Occupancy and equipment totaled $15.9 million for the three months ended June 30, 2010, a decrease of $1.6 million from the comparable 2009 period, which reflects the closing of various non-profitable home loan centers. Our FDIC insurance premiums were $10.6 million for the three months ended June 30, 2010 as compared to $16.6 million at 2009 due in part to the special FDIC premium charged in 2009. We recorded $1.1 million in communication expense for the three months ended June 30, 2010 as compared to $1.6 million for the comparable 2009 period. These expenses typically include telephone, fax and other types of electronic communication. The decrease in communication expenses is reflective of a decrease in our banking centers as well as expense reductions resulting from our vendor management initiatives. Asset resolution expenses consists of foreclosure and other disposition and carrying costs, loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense increased $27.4 million to $45.4 million primarily due to an increase in our provision for REO loss, which increased from $10.7 million to $37.0 million, an increase of $26.3 million, net of any gain on REO and recovery of related debt. Warrant expense decreased to an income of $3.5 million for the second quarter of 2010 as compared to an expense of $13.0 million during the same period in 2009. The difference is attributable to the decline in the market price of the Company’s common stock since June 30, 2009 and to the expense related to warrants issued to the U.S. Treasury as part of the TARP program and subsequently reclassified from a liability to equity.
     Six Months. Non-interest expense totaled $272.5 million during the six months ended June 30, 2010, compared to $355.0 million in the comparable 2009 period. The 23.2% decrease in non-interest expense was largely due to a decline in commissions, a decrease in warrant expense and an overall reduction in expenses resulting from cost-saving measures. Our gross compensation and benefit expense totaled $97.2 million for the six month period ended June 30, 2010, compared to $115.2 million in the comparable 2009 period. The 15.6% decrease in gross compensation and benefits expense is primarily attributable to a reduction in our salaried workers, as previously discussed. Commission expense, totaled $15.1 million, equal to 15 basis points (0.15%) of total loan production in 2010 as compared to $48.7 million, equal to 26 basis points (0.26)% of total loan production in the comparable 2009 period. Our FDIC insurance premiums were $20.7 million for the six months ended June 30, 2010 as compared to $20.8 million at 2009. Asset resolution expense increased $19.1 million to $62.0 million primarily due to an increase in our provision for REO loss. Provision for REO loss increased from $28.1 million to $45.0 million, an increase of $24.5 million net of any gain on REO and recovery of related debt. Warrant expense decreased from $24.0 million during the six month period ended June 30, 2009 to an income item of $3.5 million for the six months ended June 30, 2010. The $26.3 million decrease was primarily due to the discontinuation of recording the valuation for Treasury Warrants that were valued in the comparable 2009 period at $21.9 million as well as the decline in the Company’s market price of its common stock. Other expenses totaled $39.2 million for the six month period ended June 30, 2010 as compared to $55.8 million in the comparable 2009 period. The $16.6 million decrease was primarily due to a $20.2 million decrease in net reinsurance expense.
Provision (Benefit) for Federal Income Taxes
     For the three and six month periods ended June 30, 2010, we recorded no provision for federal income taxes as the tax benefit for the pretax losses were offset by an increase in the valuation allowance for net deferred tax assets. For the comparable 2009 periods, tax benefits were 30.4% and 30.6% of our pretax loss, respectively. For each period, the benefit for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate and warrant expenses.
     We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition a deferred tax asset is recorded for net operating loss carry forwards and unused tax credits. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
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
     In evaluating this available evidence, we consider historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. Our evaluation is based on current tax law as well as our own expectations of future performance.
     FASB ASC Topic 740 suggests that additional scrutiny should be given to whether a valuation allowance should be established for deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. We had cumulative pre-tax losses in 2007, 2008 and 2009, which we considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near terms. As a result of these two significant facts, we continued to maintain the valuation allowance against deferred tax assets which totaled $260.0 million as of June 30, 2010. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Analysis of Items on Statements of Financial Condition
Assets
     Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, Treasury bonds, and non-investment grade residual interests from our private-label securitizations. Changes to the fair value of trading securities are recorded in the consolidated statement of operations. At June 30, 2010 there were $487.4 million in Treasury bonds and agency mortgage-backed securities in trading as compared to $328.2 million at December 31, 2009. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these securities do not qualify as an accounting hedge as defined in U.S. GAAP. The non-investment grade residual interests resulting from our private label securitizations was zero at June 30, 2010 versus $2.1 million at December 31, 2009. During the three month period ended June 30, 2010, we wrote off the remaining amount of our residual assets as a result of the increase in actual and probable losses in the second mortgages and HELOCs that underlie these assets. See Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Securities Classified as Available-for-Sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, decreased to $0.5 billion at June 30, 2010, from $0.6 billion at December 31, 2009. See Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other Investments Restricted. These investments are comprised principally of a mutual fund which holds funds for our captive reinsurance subsidiary based upon contractual requirements with the mortgage insurance company that is associated with our mortgage reinsurance business and decreased from $15.6 million at December 31, 2009 to $2.0 million at June 30, 2010. We have other investments in our insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.
     Loans Available for Sale. We sell substantially all of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At June 30, 2010, we held loans available for sale of $1.8 billion, which was a decrease of $120.4 million from $2.0 billion held at December 31, 2009. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The decrease in the balance of loans available for sale was principally attributable to the lower volume of loan originations during the six month period ended June 30, 2010, offset in part by the inclusion of approximately $121.2 million of certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. For further information on our loans available for sale, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans Held for Investment. Our largest category of earning assets consists of loans held for investment. Loans held for investment consist of residential mortgage loans that we do not hold for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $7.7 billion in December 2009, to $7.4 billion in June 2010 as we continued to originate loans primarily for sale rather than investment. First mortgage loans held for investment decreased $376.2 million to $4.6 billion, second mortgage loans decreased $24.9 million to $196.7 million, commercial real estate loans decreased $160.9 million to $1.4 billion and consumer loans decreased $35.6 million to $388.2 million. For information relating to the concentration of credit of our loans held for investment, see Note 8 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets
     The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
			(Dollars in thousands)

Non-performing loans	$1,013,828	$1,136,205	$1,071,636	$1,055,358	$940,777
Repurchased non-performing assets, net	27,985	29,189	45,697	26,601	18,384
Real estate and other repossessed assets, net	198,230	167,265	176,968	164,898	131,620

Total non-performing assets, net	$1,240,043	$1,332,659	$1,294,301	$1,246,857	$1,090,781

Ratio of non-performing assets to total assets	9.06%	9.30%	9.25%	8.44%	6.67%
Ratio of non-performing loans to loans held for investment	13.76%	14.99%	13.89%	12.98%	11.18%
Ratio of allowance to non-performing loans	52.3%	47.4%	48.9%	50.0%	50.4%
Ratio of allowance to loans held for investment	7.20%	7.10%	6.79%	6.49%	5.63%
Ratio of net charge-offs to average loans held for investment	1.27%	0.66%	1.23%	0.87%	1.35%
     Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected. At June 30, 2010, we had $1.2 billion in loans that were determined to be delinquent over 30 days or greater past due. Of those delinquent loans, $1.0 billion of loans were non-performing (i.e., over 90 days past due) of which $678.6 million, or 66.9% were single-family residential mortgage loans.
     Loan Modifications. We may modify certain loans to retain customers or to maximize collection of the loan balance. We have maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during the third quarter of 2009 resulted in a significant increase in restructured loans. These loans are classified as troubled debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months.
     The following table sets forth information regarding TDRs at June 30, 2010:

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Residential	$409,515	$190,215	$599,730
Commercial	25,142	125,954	151,096

	$434,657	$316,169	$750,826

     The following table sets forth information regarding delinquent loans at the dates listed. At June 30, 2010, 67.2% of all delinquent loans were loans in which we had a first lien position on residential real estate.
DELINQUENT LOANS

	June 30, 2010	December 31, 2009
Days Delinquent	(Dollars in thousands)

30 – 59
First mortgages	$86,393	$103,785
Second mortgages	3,039	4,386
HELOC (consumer)	3,177	4,486
Commercial real estate	18,560	27,807
Other	1,527	3,036

Total 30- 59 days delinquent	112,696	143,500

60 - 89
First mortgages	57,665	71,804
Second mortgages	2,732	4,164
HELOC (consumer)	2,835	3,807
Commercial real estate	16,395	6,818
Other	3,417	1,032

Total 60- 89 days delinquent	83,044	87,625

90 +
First mortgages	663,512	659,469
Second mortgages	9,562	8,202
HELOC (consumer)	5,845	7,652
Commercial real estate	324,859	385,687
Other	10,051	10,626

Total 90+ days delinquent	1,013,829	1,071,636

Total delinquent loans	$1,209,569	$1,302,761

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $218 million, 60 day delinquencies equaled $112.6 million and 90 day delinquencies equaled $1.1 billion at June 30, 2010. Total delinquent loans under the MBA Method total $1.4 billion or 19.1% of loans held for investment at June 30, 2010. By comparison, delinquent loans under the MBA Method total $1.5 billion or 19.1% of loans held for investment at December 31, 2009.

     The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest:
NON-ACCRUAL LOANS

	At June 30, 2010
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
		(Dollars in thousands)
Mortgage loans	$4,614,822	$662,665	14.4%	66.7%
Second mortgages	196,702	9,562	4.86%	1.0%
Commercial real estate	1,439,324	306,122	21.3%	30.8%
Construction	13,003	4,701	36.2%	0.5%
Warehouse lending	702,455	—	0.0%	0.0%
Consumer	388,250	6,015	1.55%	0.6%
Commercial non-real estate	11,261	4,295	38.1%	0.4%

Total loans	7,365,817	$993,360	13.5%	100.0%

Less allowance for loan losses	(530,000)

Total loans held for investment, net	$6,835,817

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
     Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure such as delinquent and modified loans .. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and non-accrual amounts.
     Our assessments of loss exposure from the homogeneous risk pools discussed above are based upon consideration of the historical loss rates associated with those pools of loans. Such loans are included within first mortgage residential loans, as to which we establish a reserve based on a number of factors, such as days past due, delinquency and severity rates in the portfolio, loan-to-value ratios based on most recently available appraisals or broker price opinions, and availability of mortgage insurance or government guarantees. The severity rates used in the determination of the adequacy of the allowance for loan losses are indicative of, and thereby inclusive of consideration of, declining collateral values.
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
     The deterioration in credit quality that began in the latter half of 2007 continued throughout 2008, 2009 and into a portion of 2010 as evidenced by worsening in the local and national economies and steep declines in the real estate market. This deterioration may be stabilizing as reflected in the decrease in delinquency rates. The overall delinquency rate (loans over 30 days delinquent using the OTS Method) decreased for the first six months in 2010 to 16.42% down from 16.89% as of December 31, 2009 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS Method), to 13.76% from 13.89%, respectively. At June 30, 2010, nonperforming loans totaled $1.0 billion, an increase of $0.1 million, or 9.1% over the amount at December 31, 2009. Certain portfolios continue to show particular credit weakness. These include construction and land lot loans, as well as the commercial real estate portfolio.
     Residential Real Estate. As of June 30, 2010, non-performing residential first mortgages, including land lot loans, increased to $663.5 million, up $4.0 million or 0.6% from $659.5 million at the end of 2009. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through a portion of 2010. Net charge-offs within the residential first mortgage portfolio, totaled $74.0 million for the six month period ended June 30, 2010 compared to $32.8 million for the quarter ended December 31, 2009, which represents an 33.8% decrease.
     The overall delinquency rate in the residential construction loan portfolio was 43.93% as of June 30, 2010, up from 42.45% as of December 31, 2009. Non-performing construction loans increased to $5.5 million or 42.41% of the construction loan portfolio as of June 30, 2010 up from 29.06% as of December 31, 2009. With the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio is experiencing declines in credit quality. Net charge-offs in the construction loan portfolio totaled approximately $76,000 for the three month period ended June 30, 2010 down from $1.5 million for the same period in 2009.
     Commercial Real Estate. The commercial real estate portfolio has experienced deterioration in credit beginning in mid-2007 and continuing into 2010 primarily in the commercial land residential development loans. Office and retail loan portfolios continue to face pressure from current economic conditions. Non-performing commercial real estate loans have decreased to 22.57% of the portfolio at June 30, 2010 down from 24.10% as of the end of 2009. Net charge-offs within the commercial real estate portfolio totaled $39.6 million for the three month period ended June 30, 2010 down from $42.3 million for the quarter ended December 31, 2009.
     Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.
     The allowance for loan losses increased to $530.0 million at June 30, 2010 from $524.0 million at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans increased to 52.3% from 48.9% at December 31, 2009, which reflects the changes in assumptions for loss rates as well as the effect of charge-offs taken during the period in light of the virtually static nature of the Bank’s portfolio (i.e., few new loans). The allowance for loan losses as a percentage of investment loans increased to 7.20% from 6.79% as of December 31, 2009.

     The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category as of June 30, 2010:
Allowance For Loan Losses

	At June 30, 2010
	Investment	Percent		Percentage
	Loan	of	Allowance	to Total
	Portfolio	Portfolio	Amount	Allowance
		(Dollars in thousands)
Mortgage loans	$4,614,822	62.6%	$278,254	52.5%
Second mortgages	196,702	2.7	32,282	6.1
Commercial real estate	1,439,324	19.5	166,890	31.5
Construction	13,003	0.2	1,994	0.4
Warehouse lending	702,455	9.5	4,696	0.9
Consumer	388,250	5.3	32,779	6.2
Commercial non-real estate	11,261	0.2	2,892	0.5
Unallocated	—	0.0	10,213	1.9

Total	$7,365,817	100.0%	$530,000	100.0%

     The following tables set forth certain information regarding the general reserve and specific reserve composition of allowance for loan losses as of June 30, 2010:
Composition of Allowance for Loan Losses
At June 30, 2010

	General	Specific
	Reserves	Reserves	Total
	(Dollars in thousands)
First mortgage loans	$249,929	$28,325	$278,254
Second mortgage loans	32,161	121	32,282
Commercial real estate loans	46,264	120,626	166,890
Construction loans — residential	1,891	103	1,994
Warehouse lending	3,358	1,338	4,696
Consumer loans, including home equity lines of credit	32,582	197	32,779
Non-real estate commercial	900	1,992	2,892
Other and unallocated	10,213	—	10,213

Total allowance for loan losses	$377,298	$152,702	$530,000

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table shows the activity in the allowance for loan losses during the indicated periods:
Activity Within the Allowance For Loan Losses

			For the Year
	For the Six Months Ended		Ended
	June 30,	June 30,	December 31,
	2010	2009	2009
		(Dollars in thousands)
Beginning balance	$524,000	$376,000	$376,000
Provision for loan losses	149,579	283,876	504,370

Charge-offs
First mortgage	(75,282)	(56,164)	(127,257)
Second mortgage	(15,096)	(24,394)	(42,695)
Commercial	(40,199)	(87,415)	(147,549)
Construction — residential	(81)	(1,535)	(2,922)
Warehouse	(1,749)	(503)	(1,123)
Consumer:
HELOC	(12,240)	(15,526)	(35,807)
Other consumer	(1,616)	(2,371)	(4,634)
Other	(1,385)	(1,117)	(2,789)

Total charge-offs	(147,648)	(189,025)	(364,776)

Recoveries
First mortgage	1,249	1,263	2,802
Second mortgage	658	406	888
Commercial	602	488	2,586
Construction — residential	5	33	35
Warehouse	53	6	12
Consumer:
HELOC	702	411	822
Other consumer	549	178	411
Other	251	364	850

Total recoveries	4,069	3,149	8,406

Charge-offs, net of recoveries	(143,579)	(185,876)	(356,370)

Ending balance	$530,000	$474,000	$524,000

Net charge-off ratio	3.85%	4.18%	4.20%

     The following table sets forth information regarding non-performing loans (i.e., over 90 days delinquent loans) at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Non-performing loans	(Dollars in thousands)
Loans secured by real estate
Home loans — secured by first lien	$663,512	$659,469
Home loans — secured by second lien	9,562	8,202
Home equity lines of credit	5,845	7,652
Construction — residential	5,515	4,835
Commercial	324,859	385,687

Total non-performing loans secured by real estate	1,009,293	1,065,845

Commercial	4,295	4,666
Other consumer	241	1,127

Total non-performing loans held in portfolio	$1,013,829	$1,071,638

     In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These aggressive modification programs began in the latter months of 2009 and increased substantially in 2010. As of June 30, 2010, we had $750.8 million in restructured loans in the loans held for investment portfolio, of which $316.2 million were included in non-performing loans.
     Restructured loans by loan type are presented in the following table:

	June 30,	December 31,
	2010	2009
Restructured Loans	(Dollars in thousands)
First mortgage loans	$585,975	$537,462
Second mortgage loans	13,703	15,719
Commercial	151,096	156,991
HELOC	52	98
Other consumer	—	—

Total	$750,826	$710,270

     Accrued Interest Receivable. Accrued interest receivable decreased to $41.8 million at June 30, 2010 from $44.9 million at December 31, 2009 reflecting a slight decline (6.31%) in our total earning assets. Also, as the balance of non-accrual loans remained at $1.1 billion at June 30, 2010 and December 31, 2009. We typically collect interest in the month following the month in which it is earned.
     Repossessed Assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held for investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At June 30, 2010, we had $198.2 million of repossessed assets compared to $177.0 million at December 31, 2009. The increase was the result of a increase of $2.4 million in new foreclosures, to $131.9 million during the six month period ended June 30, 2010 as compared to $129.5 million during the six month period ended June 30, 2009.

     The following schedule provides the activity for repossessed assets during each of the past five quarters:
Net Repossessed Asset Activity

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009
			(Dollars in thousands)
Beginning balance	$167,265	$176,968	$164,898	$131,620	$106,486
Additions	91,119	40,750	60,466	69,032	57,604
Disposals	(60,154)	(50,453)	(48,396)	(35,754)	(32,470)

Ending balance	$198,230	$167,265	$176,968	$164,898	$131,620

     Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $234.9 million at June 30, 2010, a decrease of $4.4 million, or 1.9% from $239.3 million at December 31, 2009. Our investment in property and equipment decreased due to our decision to limit branch expansion.
     Mortgage Servicing Rights. At June 30, 2010, MSRs included residential MSRs carried at fair value amounting to $473.7 million and consumer MSRs carried at lower of amortized cost or market amounting to $1.1 million. At December 31, 2009, residential MSRs amounted to $649.1 million and consumer MSRs carried at amortized cost amounted to $3.2 million. During the six months ended June 30, 2010 and 2009, we recorded additions to our residential MSRs of $93.4 million and $191.3 million, respectively, due to loan sales or securitizations. Also, during the six month period ended June 30, 2010, we reduced the amount of MSRs by $115.1 million related to bulk servicing sales and $31.4 million related to loans that paid off during the period and decreases of $122.3 million related to the realization of expected cash flows and market driven changes, primarily as a result of increases in mortgage loan rates that led to an expected decrease in prepayment speeds. See Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $50.4 billion at June 30, 2010 versus $56.6 billion at December 31, 2009, with the decrease primarily attributable to our bulk and flow servicing sale of $10.8 billion in underlying loans partially offset by loan origination activity for 2010.
     Other Assets. Other assets increased $0.6 billion, or 46.2% to $1.9 billion at June 30, 2010 from $1.3 billion at December 31, 2009. We sell a majority of the mortgage loans produced into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. A significant portion of these are government-guaranteed or insured loans that are repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders after a specified delinquency period. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to claim filing guidelines. The balance of such Ginnie Mae loans held by us was $1.4 billion at June 30, 2010 and $826.3 million at December 31, 2009. The balance has increased substantially year over year due to the growth in our government lending area throughout 2007 and 2008 combined with the increase in the default levels within the marketplace. See Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Liabilities
     Deposits. Our deposits can be subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts decreased $245 million, or 4.7% to $5.2 billion at June 30, 2010, from $5.4 billion at December 31, 2009. Saving and checking accounts totaled 24.4% of total retail deposits. In addition, at June 30, 2010, retail certificates of deposit totaled $3.4 billion, with an average balance of $30,860 and a weighted average cost of 2.87% while money market deposits totaled $553 million, with an average cost of 0.95% Overall, the retail division had an average cost of deposits of 2.13% at June 30, 2010 versus 2.12% at December 31, 2009, reflecting slight increases in savings and money market accounts as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposits.
     We call on local municipal agencies as another source for deposit funding. Government banking deposits increased $146 million or 20.8% to $703.6 million at June 30, 2010, from $557.5 million at December 31, 2009. These balances fluctuate during the year as the municipalities collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of .68% at June 30, 2010 versus 0.60% at December 31, 2009. These deposit accounts include $220 million of certificates of deposit with maturities typically less than one year and $467 million in checking and savings accounts.

     In past years, our national accounts division garnered national accounts, i.e., wholesale deposits, through the use of investment banking firms. These deposit accounts decreased $0.4 billion, or 26.6% to $1.6 billion at June 30, 2010, from $2.0 billion at December 31, 2009. These deposits had a weighted average cost of 2.95% at June 30, 2010 versus 2.52% at December 31, 2009. We do not anticipate adding any national account deposits in 2010.
     Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not bear interest. Company controlled deposits decreased $2 million to $754 million at June 30, 2010 from $756.4 million at December 31, 2009. This decrease is the result of our decrease in mortgage loans being serviced for others during the three month period ended June 30, 2010 as well as a higher volume of loan payoffs which accrue until remitted to the respective U.S. government sponsored agency for whom the Bank is servicing loans.
     We participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This provides our customers with the opportunity to receive FDIC insurance up to $50 million. At June 30, 2010, $417.7 million of our total CDs were related to this program.
     The composition of our deposits was as follows:
Deposit Portfolio

	June 30, 2010			December 31, 2009
		Month	Percent		Month	Percent
		End	Of		End	Of
	Balance	Rate (4)	Balance	Balance	Rate (4)	Balance
			(Dollars in thousands)
Demand accounts	$553,770	0.37%	6.71%	$546,218	0.38	6.22%
Savings accounts	716,822	0.93	8.68	724,278	0.73	8.25
Money Market	553,427	0.95	6.71	632,099	0.56	7.20
Certificates of deposit (1)	3,385,350	2.87	41.01	3,552,090	2.94	40.46

Total retail deposits	5,209,369	2.13	63.11	5,454,685	2.12	62.13

Municipal deposits (2)	703,551	0.68	8.52	557,495	0.60	6.35
National accounts	1,587,087	2.95	19.23	2,009,866	2.52	22.90
Company controlled deposits (3)	754,039	—	9.14	756,423	—	8.62

Total deposits	$8,254,046	1.97	100.0%	$8,778,469	1.93	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $1.6 billion at June 30, 2010 and December 31, 2009, respectively.

(2)	Government accounts include funds from municipalities and public schools.

(3)	These accounts represent portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.
     FHLB Advances. At June 30, 2010, FHLB advances decreased to $3.7 billion from $3.9 billion at December 31, 2009, as we prepaid a $250 million higher cost advance at the end of the second quarter. We incurred a $7.9 million penalty to prepay this advance. We use advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration-specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available for sale and the availability of lower cost funding from our deposit base, the company controlled deposits that we hold, or alternative funding sources such as repurchase agreements.
     Our borrowings from the FHLB include $2.2 billion of putable FHLB advances, which mature in 2012 and 2013, and are callable by the FHLB of Indianapolis during 2010 and thereafter based on FHLB volatility models. If these advances are called, we will need to find an alternative source of funding, which could be at a higher cost and, therefore, negatively impact our consolidated results of operations.
     Security Repurchase Agreements. In the second quarter of 2010 we prepaid our entire balance of security repurchase agreements, totaling $310.6 million. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate.

     Long-Term Debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years. Based upon recently-enacted federal banking legislation, trust preferred securities may no longer be included as part of the Bank’s Tier 1 capital issued after May 19, 2010, and existing trust preferred securities may remain includable in Tier 1 capital only if the Bank had assets of $15 billion or less at December 31, 2009. On such date, the Bank had assets below that amounts, and its trust preferred securities therefore should remain includable in Tier 1 capital even if the Bank’s assets subsequently increase above the $15 billion.
     Accrued Interest Payable. Accrued interest payable decreased $1.0 million, or 3.7% to $25.1 million at June 30, 2010 from $26.1 million at December 31, 2009. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. For the six month period ended June 30, 2010, the average overall rate on our deposits decreased 94 basis points to 2.28% from 3.22% for the same period in 2009. The average balance of our liabilities also decreased during that period by $2.4 billion.
     Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $76.0 million and $66.0 million at June 30, 2010 and December 31, 2009, respectively. The increase in our secondary market reserve was the result of the increase in our loss rate during the previous year on repurchases or indemnification to the purchaser of loans sold and the increase in volume of loans repurchased or indemnified.
     Other Liabilities. Other liabilities increased $125.8 million, or 52.9%, to $363.7 million at June 30, 2010 from $237.9 million at December 31, 2009. In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must, under U.S. GAAP, re-recognize the loan on its balance sheet, included in loans available for sale and establish a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. The repurchase option asset and corresponding liability, which we include as part of our other liabilities was $121.2 million at June 30, 2010.
Liquidity and Capital Resources
     Our principal uses of funds include loan originations and operating expenses, and in the past also included the payment of dividends and stock repurchases. At June 30, 2010, we had outstanding rate-lock commitments to lend $3.7 billion in mortgage loans. We have commitments of $0.1 million for consumer and $0.4 million for second mortgages as of June 30, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total unused collateralized lines of credit, including construction, consumer, warehouse, first and second HELOCs and commercial totaled $1.1 billion at June 30, 2010.
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
     At June 30, 2010, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 9.24% for Tier 1 capital and 17.20% for total risk-based capital.
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
     The following table is a summary of the changes in our Net Portfolio Value (NPV) that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2010 as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to100 basis points. The June 30, 2010 and December 31, 2009 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment exceptions, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
     The analysis is based on our interest rate exposure at December 31, 2009 and June 30, 2010 and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in different interest rate outcomes are not incorporated in this analytical framework.
     There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with leverage, option, or prepayment risks. Also, we are affected by base basis risk, which is the difference in repricing characteristics of similar term rate indices. As such, this analysis is not intended to be a precise forecast of the effect a change in market interest rates would have on us.
     While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method.

If NPV rises in an up or down interest rate scenario, that would indicate an up direction for the margin in that hypotheticalrate scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario. The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

June 30, 2010					December 31, 2009
Scenario	NPV	NPV%	$Charge	%Charge	Scenario	NPV	NPV%	$Charge	%Charge

300	$780.6	5.85%	$(125.4)	(13.8)%	300	$269.4	2.00%	$(231.5)	(46.2)%
200	887.9	6.57	(18.1)	(2.0)	200	392.7	2.87	(108.2)	(21.6)
100	943.4	6.92	37.4	4.1	100	485.6	3.50	(15.3)	(3.1)
Current	905.9	6.62	—	—	Current	500.9	3.57	—	—
-100	853.1	6.22	(52.8)	(5.8)	-100	416.4	2.96	(84.5)	(16.9)
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended June 30, 2010, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as follows:
Financial reform legislation recently signed by the President will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.
     The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the residential mortgage financing industry as well as, the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies must adopt a broad range of new implementing rules and regulations and are given significant discretion in drafting the implementing rules and regulations. Consequently, the impact of the Dodd-Frank Act may not be known for many months or years.
     Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the Office of Thrift Supervision, which currently is the primary federal regulator for the Company and the Bank, will cease to exist one year from the date of enactment. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts including the bank. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including the Company.
     Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
     The Dodd-Frank Act directs the Federal Deposit Insurance Corporation to redefine the base for deposit insurance assessments paid by banks from domestic deposits to average consolidated total assets less tangible equity capital, and the change will affect the deposit insurance fees paid by the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2013.
     The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
     At this time, it is difficult to predict the overall impact of the Dodd-Frank Act and the implementing rules and regulations on the Bank. However, it is expected that at a minimum operating and compliance costs will increase and interest expense could increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended June 30, 2010.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended June 30, 2010.

Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended

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

FLAGSTAR BANCORP, INC. Registrant
Date: August 9, 2010	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company, as amended

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