Form 10-Q
period 2010-09-30
FLAGSTAR BANCORP INC
filed 2010-11-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     As of November 8, 2010, 269,278,468 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORWARD–LOOKING STATEMENTS
          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements, by their nature, involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in a forward-looking statement. Examples of forward-looking statements include statements regarding our expectations, beliefs, plans, goals, objectives and future financial or other performance. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. Except to fulfill our obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.
          There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:
•	General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other criminal activity and the potential decline of housing prices in certain geographic markets, may significantly affect our business activities, loan losses, reserves and earnings;

•	Volatile interest rates that impact, amongst other things, (i) the mortgage banking business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, growth opportunities and our ability to pay dividends to stockholders;

•	Our ability to raise additional capital;

•	Competitive factors for loans could negatively impact gain on loan sale margins;

•	Competition from banking and non-banking companies for deposits and loans can affect our growth opportunities, earnings, gain on sale margins and our market share;

•	Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the mortgage loan secondary market, could adversely affect business;

•	Changes in regulatory capital requirements or an inability to achieve desired capital ratios could adversely affect our growth and earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value;

•	Actions of mortgage loan purchasers, guarantors and insurers regarding repurchase and indemnity demands and uncertainty related to foreclosure procedures could adversely affect business activities and earnings;

•	Factors concerning the implementation of proposed enhancements could result in slower implementation times than we anticipate and negate any competitive advantage that we may enjoy; and

•	Financial services reform legislation recently enacted into law by the President will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws and regulations that are expected to increase our costs of operations.
          All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.
          Please also refer to Item 1A. Risk Factors to Part II of this report, Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Item 1A to Part II of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010, which are incorporated by reference herein, for further information on these and other factors affecting us.
          Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved.

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          The consolidated financial statements of the Company are as follows:

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash items	$50,422	$73,019
Interest-bearing deposits	962,711	1,009,470

Cash and cash equivalents	1,013,133	1,082,489
Securities classified as trading	161,000	330,267
Securities classified as available for sale	503,568	605,621
Other investments – restricted	—	15,601
Loans available for sale ($1,780,486 and $1,937,171 at fair value at September 30, 2010 and December 31, 2009, respectively)	1,943,096	1,970,104
Loans held for investment ($35,994 and $11,287 at fair value at September 30, 2010 and December 31, 2009, respectively)	7,312,226	7,714,308
Less: allowance for loan losses	(474,000)	(524,000)

Loans held for investment, net	6,838,226	7,190,308

Total interest-earning assets	10,408,601	11,121,371

Accrued interest receivable	37,898	44,941
Repossessed assets, net	198,585	176,968
Federal Home Loan Bank stock	373,443	373,443
Premises and equipment, net	233,235	239,318
Mortgage servicing rights at fair value	447,023	649,133
Mortgage servicing rights, net	—	3,241
Other assets	2,087,366	1,331,897

Total assets	$13,836,573	$14,013,331

Liabilities and Stockholders’ Equity
Deposits	$8,561,943	$8,778,469
Federal Home Loan Bank advances	3,400,000	3,900,000
Security repurchase agreements	—	108,000
Long term debt	248,610	300,182

Total interest-bearing liabilities	12,210,553	13,086,651
Accrued interest payable	18,338	26,086
Secondary market reserve	77,500	66,000
Other liabilities	469,453	237,870

Total liabilities	12,775,844	13,416,607

Commitments and contingencies 21	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3	3
Common stock $0.01 par value, 300,000,000 shares authorized; 153,512,990 and 46,877,067 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,535	469
Additional paid in capital – preferred	247,837	243,778
Additional paid in capital – common	1,079,042	447,449
Accumulated other comprehensive loss	(19,484)	(48,263)
Accumulated deficit	(248,204)	(46,712)

Total stockholders’ equity	1,060,729	596,724

Total liabilities and stockholders’ equity	$13,836,573	$14,013,331

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Interest Income
Loans	$111,744	$136,849	$330,745	$452,233
Securities classified as available for sale or trading	10,968	29,738	47,069	85,873
Interest-earning deposits	504	517	1,628	1,799
Other	1	3	3	28

Total interest income	123,217	167,107	379,445	539,933

Interest Expense
Deposits	40,270	58,352	123,677	192,248
FHLB advances	39,816	56,116	123,755	170,210
Security repurchase agreements	—	1,178	2,750	3,497
Long term debt and other	2,017	3,867	8,060	9,638

Total interest expense	82,103	119,513	258,242	375,593

Net interest income	41,114	47,594	121,203	164,340
Provision for loan losses	51,399	125,544	200,978	409,420

Net interest expense after provision for loan losses	(10,285)	(77,950)	(79,775)	(245,080)

Non-Interest Income
Loan fees and charges	24,365	29,422	60,930	97,366
Deposit fees and charges	7,585	8,438	24,796	23,655
Loan administration	12,924	(30,293)	(15,590)	(20,240)
Gain on trading securities	10,354	21,714	76,702	6,377
Loss on residual and transferors’ interest	(4,665)	(50,689)	(11,660)	(66,625)
Net gain on loan sales	103,211	104,416	220,034	404,773
Net loss on sales of mortgage servicing rights	(1,195)	(1,319)	(4,674)	(3,945)
Net gain on securities available for sale	—	—	6,689	—
Total other-than-temporary impairment gain (loss)	—	34,100	35,200	(69,533)
Less: portion of other-than-temporary impairment gains (losses) recognized in other comprehensive income before taxes	—	36,975	38,877	(49,089)

Net impairment loss recognized in earnings	—	(2,875)	(3,677)	(20,444)
Other fees and charges	(7,691)	(12,582)	(36,333)	(29,189)

Total non-interest income	144,888	66,232	317,217	391,728

Non-Interest Expense
Compensation, commissions and benefits	59,817	68,611	171,944	232,038
Occupancy and equipment	15,757	17,175	47,670	53,553
Asset resolution	34,233	26,811	96,245	69,660
Federal insurance premiums	8,522	7,666	29,209	28,514
Other taxes	1,964	12,944	3,660	15,049
Warrant (income) expense	(1,405)	3,556	(3,664)	27,561
Loss on extinguishment of debt	11,855	—	20,826	—
General and administrative	21,756	30,143	58,985	95,017

Total non-interest expense	152,499	166,906	424,875	521,392

Loss before federal income taxes	(17,896)	(178,624)	(187,433)	(374,744)
Provision for federal income taxes	—	114,965	—	55,008

Net Loss	(17,896)	(293,589)	(187,433)	(429,752)
Preferred stock dividend/accretion	(4,690)	(4,623)	(14,059)	(12,464)

Net loss applicable to common stock	$(22,586)	$(298,212)	$(201,492)	$(442,216)

Loss per share
Basic	$(0.15)	$(6.36)	$(1.57)	$(16.58)

Diluted	$(0.15)	$(6.36)	$(1.57)	$(16.58)

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

				Additional	Additional	Accumulated	Retained
				Paid in	Paid in	Other	Earnings	Total
	Preferred		Common	Capital -	Capital -	Comprehensive	(Accumulated	Stockholders’
	Stock		Stock	Preferred	Common	Income (Loss)	Deficit)	Equity

Balance at December 31, 2008		$—	$84	$—	$119,776	$(81,742)	$434,175	$472,293
(Unaudited)
Net loss		—	—	—	—	—	(429,752)	(429,752)
Reclassification of loss on securities available for sale due to other-than- temporary impairment		—	—	—	—	13,289	—	13,289
Change in net unrealized loss on securities available for sale		—	—	—	—	53,682	—	53,682

Total comprehensive loss		—	—	—	—	—	—	(362,781)
Cumulative effect for adoption of new guidance for other-than-temporary impairments		—	—	—	—	(32,914)	32,914	—

Issuance of preferred stock		6	—	507,488	—	—	—	507,494
Conversion of preferred stock		(3)	375	(268,574)	268,202	—	—	—
Issuance of common stock to management		—	7	—	5,314	—	—	5,321
Reclassification of Treasury Warrants		—	—	—	49,673	—	—	49,673
Issuance of common stock for exercise of May Warrants		—	3	—	4,373	—	—	4,376
Restricted stock issued		—	—	—	(45)	—	—	(45)
Dividends on preferred stock		—	—	—	—	—	(8,927)	(8,927)
Accretion of preferred stock		—	—	3,537	—	—	(3,537)	—
Stock-based compensation		—	—	—	658	—	—	658
Tax effect from stock-based compensation		—	—	—	(465)	—	—	(465)

Balance at September 30, 2009		$3	$469	$242,451	$447,486	$(47,685)	$24,873	$667,597

Balance at December 31, 2009	$		$469	$243,778	$447,449	$(48,263)	$(46,712)	$596,724
(Unaudited)
Net loss		—	—	—	—	—	(187,433)	(187,433)
Reclassification of gain on sale of securities available for sale		—	—	—	—	(6,689)	—	(6,689)
Reclassification of loss on securities available for sale due to other-than- temporary impairment		—	—	—	—	3,677	—	3,677
Change in net unrealized loss on securities available for sale		—	—	—	—	31,791	—	31,791
Total comprehensive loss		—	—	—	—	—	—	(158,654)
Issuance of common stock		—	1,061	—	626,441	—	—	627,502
Restricted stock issued		—	—	—	(12)	—	—	(12)
Dividends on preferred stock		—	—	—	—	—	(10,000)	(10,000)
Accretion of preferred stock		—	—	4,059	—	—	(4,059)	—
Stock-based compensation		—	5	—	5,164	—	—	5,169
Tax effect from stock-based compensation		—	—	—	—	—	—	—

Balance at September 30, 2010	$		$1,535	$247,837	$1,079,042	$(19,484)	$(248.204)	$1,060,729

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(187,433)	$(429,752)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	200,978	409,420
Depreciation and amortization	13,748	17,075
Increase in valuation allowance in mortgage servicing rights	961	3,774
Loss on fair value of residential mortgage servicing rights net of hedging gains (losses)	231,923	91,078
Stock-based compensation expense	5,169	658
Gain on interest rate swap	(728)	(326)
Net loss on the sale of assets	5,908	1,241
Net gain on loan sales	(220,034)	(404,773)
Net loss on sales of mortgage servicing rights	4,674	3,945
Net gain on sale of securities classified as available for sale	(6,689)	—
Other than temporary impairment losses on securities classified as available for sale	3,677	20,444
Net gain on trading securities	(76,702)	(6,377)
Net loss on residual and transferor interest	11,660	66,625
Proceeds from sales of loans available for sale	18,019,645	24,267,675
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(18,101,403)	(25,236,411)
Purchase of trading securities	(899,011)	(744,946)
Proceeds from sales of trading securities	1,143,279	1,079,716
Decrease in accrued interest receivable	7,043	5,350
Increase in other assets	(757,727)	(533,774)
Decrease in accrued interest payable	(7,748)	(11,223)
Net tax effect of stock grants issued	—	465
Increase in liability for checks issued	7,547	9,701
Decrease in federal income taxes payable	—	(36,527)
Increase in other liabilities	145,914	62,936

Net cash used in operating activities	(455,349)	(1,364,006)

Investing Activities
Net change in other investments	15,601	(6,987)
Proceeds from the sale of investment securities available for sale	418,178	—
Net (purchase) repayment of investment securities available for sale	(124,815)	46,487
Proceeds from sales of portfolio loans	(65,077)	9,184
Origination of portfolio loans, net of principal repayments	25,545	437,396
Investment in unconsolidated subsidiary	—	1,547
Proceeds from the disposition of repossessed assets	169,063	178,539
Acquisitions of premises and equipment, net of proceeds	(7,287)	(9,692)
Proceeds from the sale of mortgage servicing rights	124,729	119,815

Net cash provided by investing activities	555,937	776,289

Financing Activities
Net (decrease) increase in deposit accounts	(216,526)	692,963
Net decrease in Federal Home Loan Bank advances	(500,000)	(400,000)
Payment on long-term debt	(25)	(25)
Net decrease in security repurchase agreements	(108,000)	—
Net receipt of payments of loans serviced for others	80,417	24,345
Net receipt of escrow payments	6,688	6,032
Net tax benefit for stock grants issued	—	(465)
Dividends paid to preferred stockholders	(10,000)	(7,222)
Issuance of junior subordinated debt	—	50,000
Issuance of preferred stock	—	544,365
Issuance of common stock	577,502	6,696

Net cash (used in) provided by financing activities	(169,944)	916,689

Net (decrease) increase in cash and cash equivalents	(69,356)	328,972

Beginning cash and cash equivalents	$1,082,489	$506,905

Ending cash and cash equivalents	$1,013,133	$835,877

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2010	2009
Supplemental Disclosure of Cash Flow Information:
Loans held for investment transferred to repossessed assets	$447,445	$492,798

Total interest payments made on deposits and other borrowings	$265,990	$386,816

Federal income taxes paid	$541	$1,510

Reclassification of mortgage loans originated for investment to mortgage loans available for sale	$146,114	$32,987

Reclassification of mortgage loans originated available for sale to held for investment loans	$81,037	$42,171

Recharacterization of mortgage loans available for sale to investment securities available for sale	$159,422	$314,625

Mortgage servicing rights resulting from sale or securitization of loans	$157,177	$267,960

Conversion of mandatory convertible participating voting preferred stock to common stock	$—	$271,577

Conversion of convertible trust securities	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business
          Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for its principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.8 billion in assets at September 30, 2010, Flagstar is the largest insured depository institution headquartered in Michigan. Unless otherwise specified, references herein to the Company shall include the business operations of the Company and the Bank.
          The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. The Company’s primary lending activity is the acquisition or origination of single-family mortgage loans. The Company may also originate consumer loans, commercial real estate loans and non-real estate commercial loans. The Company services a significant volume of residential mortgage loans for others.
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
          The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.
Note 3 — Recent Developments
Equity Offerings
          On November 2, 2010, the Company completed a registered offering of 14,192,250 shares of its Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock Series D (the “Convertible Preferred Stock”), which included 692,250 shares issued pursuant to the underwriter’s over-allotment option, and a registered offering of 115,655,000 shares of its common stock, par value $0.01 per share (“Common Stock”), which included 5,655,000 shares issued pursuant to the underwriter’s over-allotment option. The public offering price of the Convertible Preferred Stock and the Common Stock was $20.00 and $1.00 per share, respectively. Upon stockholder approval of an amendment to increase the number of authorized shares of Common Stock from 300,000,000 shares to 700,000,000 shares, each share of Convertible Preferred Stock will be automatically converted into 20 shares of Common Stock, based on a conversion price of $1.00 per share of Common Stock. MP Thrift Investments, L.P. (“MP Thrift”), participated in the registered offerings and purchased 8,884,637 shares of Convertible Preferred Stock and 72,307,263 shares of Common Stock at the offering price. The offerings resulted in aggregate net proceeds to the Company of approximately $385.8 million, after deducting underwriting fees and offering expenses.
Asset Sale
          On November 2, 2010, the Company announced that it had entered into an agreement to sell approximately $474 million of non-insured non-performing residential first mortgage loans and will reclassify an additional $86 million in residential non-performing loans as available for sale.
          The Company expects to receive approximately $209 million, or 44% of book value before allocated allowance for loan losses, for the $474 million of non-performing loans. Approximately $133 million of the allowance for loan losses is currently allocated to the $474 million of non-performing loans. In aggregate, the Company expects a loss of approximately $132 million on the transaction, which is expected to close in the fourth quarter 2010. The Company also expects that the carrying value of the remaining residential non-performing (excluding those insured by the Federal Housing Administration (“FHA”) or U.S. Department of Veterans Affairs (“VA”) loans will be reclassified to available for sale on the Company’s balance sheet and reflect fair value based upon the value at which the above-mentioned transaction is completed.
Note 4 — Supervisory Agreements
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
Note 5 — Recent Accounting Developments
          ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. The disclosures related to period-end information are required to be provided in all interim and annual periods ending on or after December 15, 2010. Disclosures of activity that occurs during the reporting period are required in interim and annual periods beginning on or after December 15, 2010. The provisions of this guidance are not expected to have a significant impact on the Company’s consolidated financial condition, results of operations or liquidity.
Note 6 — Fair Value Accounting
          The Company adheres to guidance related to fair value measurements and additional guidance for financial instruments. This guidance establishes a framework for measuring fair value and prescribes disclosures about fair value measurements. The guidance also establishes a uniform definition of fair value. The definition of fair value under this guidance is market-based as opposed to Company-specific and includes the following:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at a measurement date, and establishes a framework for measuring fair value;

•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullifies previous fair value guidance, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique; and

•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the company’s creditworthiness when valuing liabilities.
          The accounting guidance for financial instruments provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized Company commitments and written loan commitments not previously recorded at fair value. In accordance with the provisions of this guidance, the Company applied the fair value option to certain non-investment grade residual securities that arose from private-label securitizations. Accordingly, these residual securities are classified as trading securities. As of September 30, 2010, the Company’s residuals interests were deemed to have no value.
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
          Effective January 1, 2009, the Company elected the fair value option for the majority of its loans available for sale in accordance with the accounting guidance for financial instruments. Only loans available for sale originated subsequent to January 1, 2009 were affected. Prior to the Company’s fair value election, loans available for sale were carried at the lower of aggregate cost or estimated fair value; therefore, any increase in fair value to such loans was not realized until such loans were sold. See Note 8, “Loans Available for Sale,” for further information.
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
          Assets
          Securities classified as trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Department of the Treasury (“U.S. Treasury”) bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. See Note 11, “Private Label Securitization Activity,” for the key assumptions used in the residual interest valuation process. At September 30, 2010, the Company’s residual interests were deemed to have no value.
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
          Other investments-restricted. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy. At September 30, 2010, no such investments were outstanding.
          Loans available for sale. At September 30, 2010, the majority of the Company’s loans originated and classified as available for sale were reported at fair value and classified as Level 2. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At September 30, 2010, the Company continued to have a relatively small number of loans which were originated prior to the fair value election and accounted for at lower of cost or market. Loans as to which the Company has the unilateral right to repurchase from certain securitization transactions, but has not yet repurchased, are classified as available for sale and accounted for at historical cost, based on current unpaid principal balance.
          Loans held for investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value and liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. If the fair value of collateral is used to establish an allowance, the underlying impaired loan must be assigned a classification in the fair value hierarchy. To the extent the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a nonrecurring Level 2 valuation.

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
          Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans, and consumer loans (i.e., home equity lines of credit (“HELOCs”) and second mortgage loans). Residential MSRs are accounted for at fair value on a recurring basis, while servicing rights associated with consumer loans are carried at amortized cost and are periodically evaluated for impairment. At September 30, 2010, the Company no longer had any MSR’s associated with consumer loans.
               Residential Mortgage Servicing Rights. Management believes that the current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 12, “Mortgage Servicing Rights,” for the key assumptions used in the residential MSR valuation process.
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

Assets and liabilities measured at fair value on a recurring basis
          The following tables presents the financial instruments carried at fair value as of September 30, 2010 and December 31, 2009, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
				Value in the
				Consolidated
				Statement of
September 30, 2010	Level 1	Level 2	Level 3	Financial Condition
	(Dollars in thousands)
Securities classified as trading:
Mortgage-backed securities	$161,000	$—	$—	$161,000

Total securities classified as trading	161,000	—	—	161,000

Securities classified as available for sale	8,461	—	495,107	503,568
Loans available for sale	—	1,780,486	—	1,780,486
Loans held for investment	—	35,994	—	35,994
Residential mortgage servicing rights	—	—	447,023	447,023

Derivative assets:
Rate lock commitments	—	—	50,540	50,540
Agency forwards	5,096	—	—	5,096
U.S. Treasury futures	—	—	—	—

Total derivative assets	5,096	—	50,540	55,636

Total assets at fair value	174,557	1,816,480	992,670	2,983,707

Derivative liabilities:
Interest rate swaps	19	—	—	19
U.S. Treasury futures	2,649	—	—	2,649
Forward agency and loan sales	—	19,117	—	19,117

Total derivative liabilities	2,668	19,117	—	21,785
Warrant liabilities	—	1,447	—	1,447

Total liabilities at fair value	2,668	20,564	—	23,232

Net assets and liabilities at fair value	$171,889	$1,795,916	$992,670	$2,960,475

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

Fair value measurements using significant unobservable inputs
          The tables below include a roll forward of the consolidated statement of financial condition amounts for the three and nine months ended September 30, 2010 and 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

						Changes in
						Unrealized
						Gains and
						(Losses)
						Related to
		Total	Purchases,			Financial
		Realized/	Issuances	Transfers		Instruments
		Unrealized	and	in and/or	Fair Value	Held at
For the Three Months Ended	Fair Value,	Gains/	Settlements,	Out of	September 30,	September 30,
September 30, 2010	July 1, 2010	(Losses)	net	Level 3	2010	2010
	(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$—	$—	$—	$—	$—	$—
Securities classified as available for sale (2)(3)	517,406	4,365	(26,664)		495,107	4,364
Residential mortgage servicing rights	473,724	34,774	(61,476)	—	447,022	—
Derivative financial instruments:
Rate lock commitments	46,160	—	4,380	—	50,540	—

Totals	$1,037,290	$39,139	$(83,760)	$—	$992,669	$4,364

						Changes in
						Unrealized
						Gains and
						(Losses)
						Related to
		Total	Purchases,			Financial
		Realized/	Issuances	Transfers		Instruments
		Unrealized	and	In and/or	Fair Value,	Held at
For the Three Months Ended	Fair Value,	Gains/	Settlements,	Out of	September 30,	September 30,
September 30, 2009	July 1, 2009	(Losses)	net	Level 3	2009	2009
			(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$16,402	$(13,133)	$—	$—	$3,269	$—
Securities classified as available for sale (2) (3)	554,055	71,651	23,296	—	649,002	74,525
Residential mortgage servicing rights	658,209	(170,879)	76,699	—	564,029	—
Derivative financial instruments:
Rate lock commitments	29,200	—	11,405	—	40,605	—

Totals	$1,257,866	$(112,361)	$111,400	$—	$1,256,905	$74,525

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government sponsored agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

						Changes in
						Unrealized
						Gains and
						(Losses)
						Related to
		Total	Purchases,			Financial
		Realized/	Issuances	Transfers		Instruments
	Fair Value,	Unrealized	and	in and/or	Fair Value	Held at
For the Nine Months Ended	January 1,	Gains/	Settlements,	Out of	September 30,	September 30,
September 30, 2010	2010	(Losses)	net	Level 3	2010	2010
	(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$2,057	$(2,057)	$—	$—	$—	$—
Securities classified as available for sale (2)(3)	538,376	26,602	(69,871)	—	495,107	30,279
Residential mortgage servicing rights	649,133	(233,541)	31,431	—	447,023	—
Derivative financial instruments:
Rate lock commitments	10,061	—	40,479	—	50,540	—

Totals	$1,199,627	$(208,996)	$2,039	$—	$992,670	$30,279

						Changes in
						Unrealized
						Gains and
						(Losses)
						Related to
		Total	Purchases,			Financial
		Realized/	Issuances	Transfers		Instruments
	Fair Value,	Unrealized	and	In and/or	Fair Value,	Held at
For the Nine Months Ended	January 1,	Gains/	Settlements,	Out of	September 30,	September 30,
September 30, 2009	2009	(Losses)	net	Level 3	2009	2009
			(Dollars in thousands)
Securities classified as trading:
Residual interests (1)	$24,808	$(21,539)	$—	$—	$3,269	$—
Securities classified as available for sale (2) (3)	563,083	87,420	(1,501)	—	649,002	107,863
Residential mortgage servicing rights	511,294	(215,222)	267,957	—	564,029	—
Derivative financial instruments:
Rate lock commitments	78,613	—	(38,008)	—	40,605	—

Totals	$1,177,798	$(149,341)	$228,448	$—	$1,256,905	$107,863

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government sponsored agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal valuation models and pricing information from third parties.

          The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:
Assets Measured at Fair Value on a Nonrecurring Basis

	Balance at
	September 30,
	2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
Loans held for investment	$337,731	$—	$337,731	$—
Repossessed assets	198,585	—	198,585	—
Consumer loan servicing rights	—	—	—	—

Totals	$536,316	$—	$536,316	$—

	Balance at
	December 31, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)
Loans held for investment	$557,808	$—	$557,808	$—
Repossessed assets	176,968	—	176,968	—
Consumer loan servicing rights	3,241	—	—	3,241

Totals	$738,017	$—	$734,776	$3,241

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
          The following table presents the carrying amount and estimated fair value of certain financial instruments:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$1,013,133	$1,013,133	$1,082,489	$1,082,489
Securities — trading	161,000	161,000	330,267	330,267
Securities available for sale	503,568	503,568	605,621	605,621
Other investments — restricted	—	—	15,601	15,601
Loans available for sale	1,943,096	1,959,348	1,970,104	1,975,819
Loans held for investment, net	6,838,226	6,824,347	7,190,308	7,120,802
Repossessed assets	198,585	198,585	176,968	176,968
FHLB stock	373,443	373,443	373,443	373,443
Mortgage servicing rights	447,023	447,023	652,374	652,656
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(1,899,529)	(1,817,918)	(1,900,855)	(1,799,776)
Certificates of deposit	(3,494,141)	(3,588,690)	(3,546,616)	(3,643,218)
Government accounts	(770,404)	(774,507)	(557,495)	(549,990)
National certificates of deposit	(1,257,926)	(1,287,737)	(2,017,080)	(2,455,684)
Company controlled deposits	(1,139,943)	(1,138,705)	(756,423)	(756,423)
FHLB advances	(3,400,000)	(3,671,301)	(3,900,000)	(4,136,489)
Security repurchase agreements	—	—	(108,000)	(110,961)
Long term debt	(248,610)	(89,299)	(300,182)	(284,464)
Warrant liabilities	(1,447)	(1,447)	(5,111)	(5,111)
Derivative Financial Instruments:
Forward delivery contracts	(19,117)	(19,117)	27,764	27,764
Commitments to extend credit	50,540	50,540	10,061	10,061
Interest rate swaps	(19)	(19)	(747)	(747)
U.S. Treasury and agency futures/forwards	(2,447)	(2,447)	(49,228)	(49,228)
          The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:
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
Note 7 — Investment Securities
          As of September 30, 2010 and December 31, 2009, investment securities were comprised of the following:

	Current	September 30,	December 31,
	Maturities	2010	2009
	(Dollars in thousands)
Securities — trading
U.S. government treasury bonds	2012	$161,000	$—
U.S. government sponsored agencies	2038-2039	—	328,210
Non-investment grade residual interests		—	2,057

Total securities — trading		$161,000	$330,267

Securities — available-for-sale
Non-agency securities	2035-2037	$495,107	$538,376
U.S. government sponsored agencies	2010-2040	8,461	67,245

Total securities — available-for-sale		$503,568	$605,621

Other investments — restricted
Mutual funds		$—	$15,601

Trading
          Securities classified as trading are comprised of AAA-rated U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge.
          For U.S. Treasury bonds and U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $76.7 million during the nine month period ended September 30, 2010, of which $4.1 million was unrealized gain on securities held at September 30, 2010. For the nine month period ended September 30, 2009, we recorded a net gain of $6.4 million, $16.8 million of which was unrealized loss on agency mortgage-backed securities at September 30, 2009.
          The non-investment grade residual interests resulting from the Company’s private label securitizations were zero at September 30, 2010 versus $2.1 million at December 31, 2009. The fair value of residual interests is determined by discounting estimated net future cash flows using discount rates that approximate current market rates and expected prepayment rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual interests’ collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.

Available-for-Sale
          Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period. At September 30, 2010 and December 31, 2009, the Company had $503.6 million and $605.6 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations.
          The following table summarizes the amortized cost and estimated fair value of U.S. government sponsored agency and non-agency collateralized mortgage obligations classified as available-for-sale:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Amortized cost	$549,039	$679,872
Gross unrealized holding gains	2,708	2,118
Gross unrealized holding losses	(48,179)	(76,369)

Estimated fair value	$503,568	$605,621

          The following table summarizes by duration the unrealized loss positions, at September 30, 2010, on these securities:

	Unrealized Loss Position with			Unrealized Loss Position with
	Duration 12 Months and Over			Duration Under 12 Months
		Number	Current		Number	Current
		of	Unrealized		Of	Unrealized
Type of Security	Principal	Securities	Loss	Principal	Securities	Loss
	(Dollars in thousands)
U.S. government sponsored agency securities	$—	—	$—	$7,866	22	$—
Collateralized mortgage obligations	578,499	12	(48,179)	—	—	—

Totals	$578,499	12	$(48,179)	$7,866	22	$—

          The unrealized loss on securities-available-for-sale amounted to $48.2 million on $586.4 million of principal of agency and non-agency securities at September 30, 2010. These CMOs consist of interests in investment vehicles backed by mortgage loans.
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
          The credit losses on the portfolio reflect the economic conditions present in the U.S. over the course of the last several years. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called “strategic defaults.”)
          In the nine month period ended September 30, 2010, additional OTTI due to credit losses on eight investments with existing other-than-temporary impairment credit losses totaled $3.7 million while additional OTTI due to credit loss was recognized on two securities that did not already have such losses; all OTTI due to credit losses was recognized in current operations.
          At September 30, 2010, the Company had total other-than-temporary impairments of $35.2 million on 12 securities in the available-for-sale portfolio with $38.9 million in total credit losses recognized through operations. At December 31, 2009, the Company had total OTTI of $111.6 million on 12 securities in the available-for-sale portfolio with $35.3 million in total credit losses recognized through operations.

          The following table shows the activity for OTTI credit net loss for the nine months ended September 30, 2010:

		Additions on	Additions on	Reduction
	January 1,	Securities	Securities with	For Sold	September 30,
	2010	with No	Previous OTTI	Securities	2010
	Balance	Prior OTTI	Recognized	with OTTI	Balance
	(Dollars in thousands)
Collateralized mortgage obligations	$(35,272)	—	$(3,677)	—	$(38,949)

          Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available for sale that are recently created with underlying mortgage products originated by the Company are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended September 30, 2010, there was a $0.1 million loss on sales of $17.1 million of agency securities with underlying mortgage products recently originated by the Bank as compared with a $0.1 million gain on $190.5 million of sales during the quarter ended September 30, 2009. During the nine months ended September 30, 2010, sales of agency securities with underlying mortgage products originated by the Bank were $160.5 million resulting in $0.1 million of net gain on loan sale as compared with a $13.0 million gain on $653.0 million of sales during the nine month period ended September 30, 2009.
          Gain (loss) on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the three months ended September 30, 2010 and 2009, the Company sold no U.S. government sponsored agency and non-agency securities available for sale. During the nine months ended September 30, 2010, the Company sold $251.0 million of agency and non-agency securities resulting in a net gain of $6.7 million versus no sales for the period ended September 30, 2009.
          As of September 30, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	Amortized	Fair Market
Name of Issuer	Cost	Value
	(Dollars in thousands)
Countrywide Home Loans	$182,064	$170,252
Flagstar Home Equity Loan Trust 2006-1	161,404	146,643

Total	$343,468	$316,895

Other Investments — Restricted
     The Company has other investments in its insurance subsidiary which are restricted as to their use. These assets are held in trust and can only be used to pay insurance claims in that subsidiary arising from mortgage reinsurance agreements with certain mortgage insurance companies. These securities had a fair value that approximates their recorded amount for each period presented. During 2009, the Company executed commutation agreements with two of the four mortgage insurance companies with which it had reinsurance agreements and terminated its agreement with one of the four mortgage insurance companies. During the third quarter 2010, the Company terminated its last reinsurance agreement with the last of the four mortgage insurance companies. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and received rights to all of the related future premiums. In addition, the mortgage insurance company received all the cash held in trust attributable to the related reinsurance arrangement. The Company had securities related to its remaining reinsurance agreements of zero and $15.6 million at September 30, 2010 and December 31, 2009, respectively.
Note 8 — Loans Available for Sale
     The following table summarizes loans available for sale:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$1,943,096	$1,970,104

Total	$1,943,096	$1,970,104

          Effective January 1, 2009, the Company elected to record new originations of loans available for sale on the fair value method and as such no longer defers loan fees or expenses related to these loans. Because the fair value method was required to be adopted prospectively, only loans originated for sale on or after January 1, 2009 are affected. At September 30, 2010 and December 31, 2009, $1.8 billion and $1.9 billion of loans available for sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans where quoted market prices are available. If such market prices are not available, the fair values of loans are estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
          In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must under U.S. GAAP, re-recognize the loan on its balance sheet, in loans available for sale, and establish a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. At September 30, 2010, the Company’s re-recognized loans, included in loans available for sale, and corresponding liability, included in other liabilities, was $135.6 million.
Note 9 — Loans Held for Investment
     Loans held for investment are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Mortgage loans	$4,479,814	$4,990,994
Second mortgage loans	185,062	221,626
Commercial real estate loans	1,341,009	1,600,271
Construction loans	9,956	16,642
Warehouse lending	913,494	448,567
Consumer loans	373,086	423,842
Commercial loans	9,805	12,366

Total	7,312,226	7,714,308
Less allowance for loan losses	(474,000)	(524,000)

Total	$6,838,226	$7,190,308

          For the three and nine month periods ended, September 30, 2010, the Company transferred $7.5 million and $76.2 million, respectively in loans available for sale to loans held for investment. The loans transferred were carried at fair value, and continue to be reported at fair value while classified as held for investment.
          Activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$530,000	$474,000	$524,000	$376,000
Provision charged to operations	51,399	125,544	200,978	409,420
Charge-offs	(109,838)	(73,540)	(257,486)	(262,565)
Recoveries	2,439	1,996	6,508	5,145

Balance, end of period	$474,000	$528,000	$474,000	$528,000

          There were loans totaling $14.6 million and $0.6 million greater than 90 days past due that were still accruing interest as of September 30, 2010 and 2009, respectively.
          The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during 2009 and 2010 have resulted in a significant increase in restructured loans. These loans are classified as troubled debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. At September 30, 2010, TDRs totaled $748.8 million of which $299.0 million were non-accruing.
          Loans on which interest accruals have been discontinued totaled approximately $0.9 billion at September 30, 2010 and $1.1 billion at December 31, 2009. Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded only as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt. TDRs of impaired loans that perform under the restructured terms will remain on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest, provided the loan continues to perform according to its restructured terms. Interest that would have been accrued on non-accrual loans totaled approximately $26.8 million and $25.7 million during the nine months ended September 30, 2010 and 2009, respectively.
          A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. The following table details impaired loans by loan loss allowance allocation and interest earned.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Impaired loans with no allowance for loan losses allocated (1)	$112,183	$160,188
Impaired loans with allowance for loan losses allocated	859,621	891,022

Total impaired loans	$971,804	$1,051,210

Amount of the allowance allocated to impaired loans	$155,588	$172,741
Average investment in impaired loans	$1,024,964	$796,112
Cash-basis interest income recognized during impairment (2)	$23,892	$26,602

(1)	Includes loans for which the principal balance has been charged down to net realizable value. Those impaired loans not requiring an allowance represents loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At September 30, 2010, approximately 43.72% of the total impaired loans were evaluated based on the fair value of related collateral.

(2)	Includes interest income recognized during the nine months ended September 30, 2010 and year ended December 31, 2009, respectively.
          The Company announced on November 2, 2010, that it had entered into an agreement to sell approximately $474.0 million of non-insured non-performing residential first mortgage loans and will reclassify an additional $86.0 million in residential non-performing loans as available for sale. See Note 3, “Recent Developments,” for further information.

Note 10 — Pledged Assets
          The Company has pledged certain securities and loans to collateralize security repurchase agreements, lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	September 30, 2010		December 31, 2009
		Investment	Carrying	Investment
	Carrying Value	Maturities	Value	Maturities
	(Dollars in thousands)
Securities classified as trading:
U.S. government treasury bonds	$158,945	2012	$—	—
U.S. government sponsored agencies	—	—	328,210	2038-2039
Securities classified as available for sale:
U.S. government sponsored agencies	743	2010-2040	47,213	2010-2040
Non-agency securities	146,643	2035-2037	538,376	2035-2037
Loans held for investment:
Mortgage loans	5,446,622	Various	5,526,865	Various
Second mortgage loans	154,371	Various	194,319	Various
Consumer loans	262,499	Various	286,602	Various
Commercial real estate loans	582,411	Various	751,472	Various
Other assets:
Government guaranteed repurchased Ginnie Mae assets	1,515,928	Various	—

Totals	$8,268,162		$7,673,057

Note 11 — Private-label Securitization Activity
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
          The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600 million in home equity line of credit loans (the “FSTAR 2005-1 HELOC Securitization”). In addition, until March 2008, draws on the home equity lines of credit in the trust established in the FSTAR 2005-1 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses have been reported in the consolidated statement of operations.
          The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302 million in home equity line of credit loans (the “FSTAR 2006-2 HELOC Securitization”). In addition, until November 2007, draws on the home equity lines of credit in the trust established in the FSTAR 2006-2 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests were recorded as securities classified as trading and therefore recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses have been reported in the consolidated statement of operations.

          During 2009 and for the nine months ended September 30, 2010, the Company did not engage in any private-label securitization activity. At September 30, 2010, the Company had a zero balance of residuals as compared to $2.1 million at December 31, 2009. Transferor’s interests at September 30, 2010 were $16.6 million as compared to $19.1 million at December 31, 2009.
Summary of Securitization Activity
     Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Servicing fees received	$509	$1,322	$2,777	$4,233

          The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the nine month period ended September 30, 2010:

	2005-1		2006-2
HELOC Securitizations	At Inception	Current Levels	At Inception	Current Levels
	(Dollars in thousands)
Number of loans	8,155	3,141	4,186	2,590
Aggregate principal balance	$600,000	$146,998	$302,182	$161,149
Average principal balance	$55	$47	$72	$62
Weighted average fully indexed interest rate	8.43%	5.90%	9.43%	6.92%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	57 months	112 months	71 months
Weighted average original credit score	722	720	715	721
Residual Interests
          HELOC Securitizations
          FSTAR 2005-1 HELOC Securitization. With respect to this securitization during the three months ended September 30, 2010, the Company reduced to $0, the remaining residual interest. At December 31, 2009, the Company carried residual interest of $2.1 million. This transaction entered rapid amortization in the third quarter of 2008 as actual cumulative losses exceeded predetermined thresholds.
          FSTAR 2006-2 HELOC Securitization. The fair value of the residual interest had been written down to $0 since the third quarter of 2008. This transaction entered rapid amortization in the fourth quarter of 2007, with the same effect as noted above.
          During the rapid amortization period, the Company will no longer be reimbursed by the trust for draws on the home equity lines of credit until after the bondholders are paid off and the monocline insurer has been reimbursed for amounts it is owed. Upon entering the rapid amortization period, the Company became obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (i.e., a transferor’s interest). The Company must continue to fund the required purchase of additional draws as long as the securitization remains active.
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

	September 30, 2010		December 31, 2009
Summary of Transferor’s
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
	(Dollars in thousands)
Total draw contribution	$34,191	$50,610	$30,256	$48,105
Additional balance increase amount (1)	$27,860	$35,141	$27,183	$38,571
Transferor’s interest ownership percentage	18.03%	20.97%	15.03%	18.39%
Fair value of transferor’s interests	$16,621	$—	$19,055	$—
Transferor’s interest reserve	$3,233	$4,781	$—	$7,287

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.
          FSTAR 2005-1 HELOC Securitization. At September 30, 2010, outstanding claims due to the note insurer were $7.8 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $16.6 million. Also, during the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. During the period, the Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $3.2 million remained at September 30, 2010. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 42.4%.
          There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provides for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the cash payout structure (i.e., the waterfall) in the securitization also increased. During the third quarter of 2010, the combination of the excess spread, which is the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders, and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 42.4% giving rise to recording of the related liability at that time.
          In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.
          First, the forecast assumed a 42.4% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using twelve-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended September 30, 2010, the twelve-month rolling average draw rate was 2.18% of the unfunded commitments (i.e., those still active). This percentage was computed by dividing (i) the actual draw rate over the twelve month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.18% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.
          These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws on September 30, 2010 was 42.4%, the expected future draws equaled the potential future draw liability at that date.
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
          The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $18.2 million for FSTAR 2005-1 HELOC Securitization. at September 30, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.
          FSTAR 2006-2 HELOC Securitization. At September 30, 2010, outstanding claims due to the note insurer were $63.9 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the carrying amount of the transferor’s interest was zero. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company had recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $4.8 million remained at September 30, 2010. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100%.
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
          First, the forecast assumed a 100% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a twelve-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended September 30, 2010, the twelve month rolling average draw rate was 2.24% of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the twelve month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.24% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.
          These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in our forecast. Because the expected loss on future draws in September 2010 was 100%, the expected future draws equaled the potential future draw liability at that date.
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
          The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $12.1 million for FSTAR 2006-2 HELOC Securitization at September 30, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans was fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

          The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 HELOC Securitization and FSTAR 2006-2 HELOC Securitization at September 30, 2010.

		Expected Future
		Draws as % of	Expected		Potential
	Unfunded	Unfunded	Future	Expected	Future
	Commitments (1)	Commitments (2)	Draws (3)	Loss (4)	Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$18,191	41.9%	$7,615	42.4%	$3,233
FSTAR 2006-2 HELOC Securitization	12,060	45.7%	5,515	100%	5,515

Total	$30,251		$13,130		$8,748

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.
Unfunded Commitments
          The table below identifies separately for each HELOC Securitization trust: (i) the notional amount of the total unfunded commitment under the Company’s contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home equity line of credit with the Company, and (iii) the amount currently fundable because the underlying borrowers’ lines of credit are still active:

	At September 30, 2010
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$40,969	$36,503	$77,472
Less: Frozen or suspended unfunded commitments	22,778	24,443	47,221

Unfunded commitments still active	$18,191	$12,060	$30,251

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the call provision of the FSTAR 2005-1 HELOC Securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2014, respectively, and our exposure will be substantially mitigated at such times, based on prepayment speeds and losses in our cash flow forecast.
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

          The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residual interests at December 31, 2009 (zero at September 30, 2010) that are included as trading securities and unreimbursed HELOC draws that are included in loans held for investment:

	September 30, 2010		December 31, 2009
		Balance of		Balance of
		Retained		Retained
	Amount of	Assets With	Amount of	Assets With
	Loans	Credit	Loans	Credit
	Serviced	Exposure	Serviced	Exposure
(Dollars in thousands)
Private-label securitizations	$308,147	$16,621	$949,677	$21,112

          Loans that have been securitized in private-label securitizations that are serviced by Flagstar and are sixty days or more past due, all of which are consumer loans, and the credit losses incurred in the securitization trusts are presented below:

	Total Principal		Principal Amount		Credit Losses
	Amount of		of Loans		(Net of Recoveries) For the
	Loans Outstanding		60 Days or More Past Due		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,	September 30,
	2010	2009	2010	2009	2010	2009
	(Dollars in thousands)
Private-label securitized loans	$308,147	$949,677	$21,760	$74,844	$88,294	$111,080

Note 12 — Mortgage Servicing Rights
          The Company has obligations to service residential first mortgage loans and consumer loans (HELOC and second mortgage loans resulting from private-label securitization transactions). A description of these classes of servicing assets follows.
Residential Mortgage Servicing Rights

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

          Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$649,133	$511,294
Additions from loans sold with servicing retained	157,177	267,960
Reductions from bulk sales	(127,364)	(134,852)
Changes in fair value due to:
Payoffs(1)	(54,048)	(101,551)
All other changes in valuation inputs or assumptions (2)	(177,875)	21,178

Fair value of MSRs at end of period	$447,023	$564,029

Unpaid principal balance of residential mortgage loans serviced for others	$51,979,057	$52,156,449

(1)	Represents decrease in MSR value associated with loans that were paid off during the period.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
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
          The key economic assumptions used in determining the fair value of MSRs capitalized during the nine month period ended September 30, 2010 and 2009 periods were as follows:

	For the Nine Months Ended September 30,
	2010	2009
Weighted-average life (in years)	5.0	5.6
Weighted-average constant prepayment rate	24.6%	23.1%
Weighted-average discount rate	7.6%	8.4%
          The key economic assumptions reflected in the overall fair value of MSRs were as follows:

	September 30,	December 31,
	2010	2009
Weighted-average life (in years)	4.6	5.9
Weighted-average constant prepayment rate	23.1%	13.8%
Weighted-average discount rate	7.9%	8.9%
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

          Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049	$9,469
Reduction from transfer of servicing (1)	(5,075)	—
Amortization	(949)	(1,924)

Carrying value before valuation allowance at end of period	1,025	7,545

Valuation allowance
Balance at beginning of period	(3,808)	—
Impairment recoveries (charges)	(961)	(3,774)
Reduction from transfer of servicing (1)	3,744	—

Balance at end of period	(1,025)	(3,774)

Net carrying value of servicing assets at end of period	$—	$3,771

Unpaid principal balance of consumer loans serviced for others	$308,147	$1,003,436

Fair value of servicing assets:
Beginning of period	$3,241	$12,284

End of period	—	$4,196

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s second mortgage securitizations initiated in June 2010 and completed in July 2010.
          The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	September 30,	December 31,
	2010	2009
Weighted-average life (in years)	—	2.9
Weighted-average discount rate	—	11.7%
Contractual Servicing Fees

          Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the consolidated statements of operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Residential real estate	$37,645	$36,620	$111,407	$114,314
Consumer	555	1,361	2,948	4,301

Total	$38,200	$37,981	$114,355	$118,615

Note 13 — Other Assets
           Other assets are comprised of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Repurchased assets with government insurance (1)	$1,515,928	$826,349
Repurchased assets without government insurance	31,165	45,697
Derivative assets, including margin accounts	253,870	202,436
Escrow advances	80,170	102,372
Tax assets, net	78,439	77,442
Servicing sales (2)	20,784	—
Other	107,010	77,601

Total other assets	$2,087,366	$1,331,897

(1)	Excludes $135.6 million of Ginnie Mae loans as to which the Company has the unilateral right to repurchase and which are included in loans available for sale, see Note 8, “Loans Available for Sale.”

(2)	Reflects receivables on prior MSR servicing sales, pending document delivery.
Note 14 — FHLB Advances
          The Company prepaid $250 million higher cost FHLB advance at the end of each of the second and third quarters of 2010, decreasing the FHLB advance balance to $3.4 billion at September 30, 2010 from $3.9 billion at December 31, 2009. The Company incurred penalties to prepay these advances of $11.9 million and $19.8 million, respectively, for the three and nine months ended September 30, 2010.
          The Company restructured $1.9 billion in FHLB advances in October 2010. This restructuring resulted in the locking in of low term funding rates while eliminating the remaining put features associated with these advances and held by the FHLB. The average interest rate as to these restructured advances, was lowered to 3.23% from 4.34% and the average remaining term was changed to 5.5 years from 1.7 years. The result in the overall $3.4 billion FHLB advance portfolio was an increase in the average remaining term to 4.6 years from 2.5 years and a decrease in the weighted average interest rate from 4.20% to 3.52%.
Note 15 — Income Taxes
          The Company’s net deferred tax asset position has been entirely offset by a valuation allowance amounting to $267.1 million and $201.0 million, at September 30, 2010 and December 31, 2009, respectively. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
          For the three months ended September 30, 2010, our net benefit for federal income taxes as a percentage of pretax loss was 0% as compared to a provision of 64.4% for the comparable 2009 period. During the three months ended September 30, 2010, the variance to the statutory rate of 35% was attributable to a $7.1 million addition to our valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.5 million and non-deductible warrant expense of $(0.5) million. The variance for the three months ended September 30, 2009 reflects certain non-deductible corporate expenses of $0.2 million and non-deductible warrant expense of $1.2 million.
          For the nine months ended September 30, 2010, our benefit for federal income taxes as a percentage of pretax loss was 0% as compared to a provision of 14.7% for the comparable 2009 period. During the nine months ended September 30, 2010, the variance to the statutory rate was attributable to a $66.1 million addition to our valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $1.5 million and non-deductible warrant expense of $(1.3) million. The variance for the nine months ended September 30, 2009 reflects certain non-deductible corporate expenses of $0.4 million and non-deductible warrant expense of $9.6 million.
          The Company’s income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of September 30, 2010, the Internal Revenue Service had completed its examination of the Company’s income tax returns through the years ended December 31, 2005 and is in process of examining income tax returns for years ended December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 16 — Warrant Liabilities
          May Investor Warrants
          In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of the Company’s Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock were exercised. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. During the nine-month period ended September 30, 2010, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at September 30, 2010, the May Investors held warrants to purchase 1,377,814 shares.
          Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
          On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through September 30, 2010, the Company marked these warrants to market which resulted in a decrease in the liability during the quarter ended September 30, 2010 of $1.4 million. This decrease was recorded as warrant income and included in non-interest expense. The Company will mark the May Investor Warrants to market quarterly until exercised.
          At September 30, 2010, the Company’s liabilities to the holders of May Investor Warrants amounted to $1.5 million. The warrant liabilities are included within other liabilities in the Company’s consolidated statement of financial condition.
          As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased to 6,889,069 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants.
          Treasury Warrants
          On January 30, 2009, the Company sold to the U. S. Treasury, 266,657 shares of the Company’s fixed rate cumulative non-convertible perpetual preferred stock (the “Treasury Preferred Stock”) for $266.7 million, and a warrant (the “Treasury Warrant”) to purchase up to approximately 6.5 million shares of Common Stock at an exercise price of $6.20 per share, subject to certain anti-dilution and other adjustments. The issuance and the sale of the Treasury Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Treasury Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.
          During the first quarter of 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued shares of Common Stock. As described in Note 17, “Stockholders’ Equity and Loss Per Common Share,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.
Note 17 — Stockholders’ Equity and Loss Per Common Share
          On May 27, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of Common Stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s board of directors. The board of directors approved a one-for-ten reverse stock split which became effective on May 27, 2010. In lieu of fractional shares, stockholders received cash payments based on the Common Stock’s closing price on May 26, 2010 of $5.00 per share, which reflects the reverse stock split. The Common Stock par value remained at $0.01 per share. All Common Stock and related per share amounts in these consolidated financial statements and notes to the consolidated financial statements are reflected on an after-reverse-split basis for all periods presented.

          Preferred stock with a par value of $0.01 per share and a liquidation value of $1,000 per share and additional paid in capital attributable to preferred shares, at September 30, 2010 are summarized as follows:

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital
(Dollars in thousands)
Series C, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$247,837

          On April 1, 2010, MP Thrift converted $50 million of convertible trust preferred securities into 6,250,000 shares of Common Stock at the rate of $8.00 per share. The number of shares of Common Stock issued for each convertible trust preferred security was equal to $1,000 divided by the adjusted stock price. The adjusted stock price was equal to 90% of the volume-weighted average closing price of Common Stock from February 1, 2009 to April 1, 2010, subject to a floor of $8.00 per share, a ceiling of $20.00 per share and certain adjustments as provided for in the trust agreement.
          On January 27, 2010, MP Thrift exercised its rights to purchase 42,253,521 shares of Common Stock for approximately $300 million in a rights offering to purchase up to 70,423,418 shares of Common Stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of Common Stock owned on the record date and entitled the holder to purchase one share of Common Stock at the subscription price of $7.10. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 80,695 shares of Common Stock. In the aggregate, the Company issued 42,334,216 shares of Common Stock in the rights offering for approximately $300.6 million.
          On March 31, 2010, the Company completed a registered offering of 57.5 million shares of Common Stock, which included 7.5 million shares issued pursuant to the underwriters’ over-allotment option that was exercised in full on March 29, 2010 at $5.00 per share. MP Thrift participated in this registered offering and purchased 20 million shares of Common Stock at $5.00 per share. The offering resulted in aggregate net proceeds to the Company of approximately $276.1 million, net of offering expenses.
          On November 2, 2010, the Company completed a registered offering of 14,192,250 shares of the Convertible Preferred Stock, which included 692,250 shares issued pursuant to the underwriter’s over-allotment option, and a registered offering of 115,655,000 shares of Common Stock, which included 5,655,000 shares issued pursuant to the underwriter’s over-allotment option. The public offering price of the Convertible Preferred Stock and the Common Stock was $20.00 and $1.00 per share, respectively. See Note 3, “Recent Developments,” for further information.
Accumulated Other Comprehensive Loss
          The following table sets forth the ending balance in accumulated other comprehensive loss for each component:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized loss on securities available for sale	$(19,484)	$(48,263)

          The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available for sale	$(6,689)	$—
Loss (reclassified from retained earnings) for adoption of new accounting guidance for investments — debt and equity securities — other-than- temporary impairments (net of tax of $17,724 for the 2009 period)	—	(32,914)
Loss (reclassified to earnings) for other-than-temporary impairment of securities available for sale (net of tax of $7,155, for the 2009 period)	3,677	13,289
Unrealized gain (loss) on securities available for sale (net of tax of $28,908, for the 2009 period)	31,791	53,682

Change in comprehensive income, net of tax	$28,779	$34,057

          The following table illustrates the computation of basic and diluted loss per share of Common Stock for the three months ended September 30, 2010 and 2009:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	(In thousands, except per share data)
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount

Net loss	$(17,896)	—	$—	$(293,589)	—	$—
Less: Preferred stock dividend/accretion	(4,690)	—	—	(4,623)	—	—

Basic Loss Per Share
Net loss applicable to Common Stock	(22,586)	153,405	(0.15)	(298,212)	46,853	(6.36)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(22,586)	153,405	$(0.15)	$(298,212)	46,853	$(6.36)

The following table illustrates the computation of basic and diluted loss per share of Common Stock for the nine months ended September 30, 2010 and 2009:

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	(In thousands, except per share data)
		Weighted
		Average	Per Share		Weighted	Per Share
	Loss	Shares	Amount	Loss	Average Shares	Amount

Net loss	$(187,433)	—	$—	$(429,752)	—	$—
Less: Preferred stock dividend/accretion	(14,059)	—		(12,464)	—	—

Basic Loss Per Share
Net loss applicable to Common Stock	(201,492)	128,411	(1.57)	(442,216)	26,678	(16.58)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(201,492)	128,411	$(1.57)	$(442,216)	26,678	$(16.58)

          Due to the loss attributable to common stockholders for the three months ended September 30, 2010 and 2009, the diluted loss per share calculation excludes all common stock equivalents, including 7,829,193 shares and 7,562,519 shares, respectively, pertaining to warrants and 748,165 shares and 14,198 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
          Due to the loss attributable to common stockholders for the nine months ended September 30, 2010 and 2009, the diluted loss per share calculation excludes all common stock equivalents, including 7,742,255 shares and 7,016,723 shares, respectively, pertaining to warrants and 788,971 shares and 14,380 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
Note 18 – Derivative Financial Instruments
          The following derivative financial instruments were identified and recorded at fair value as of September 30, 2010 and December 31, 2009:
-	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

-	Rate lock commitments;

-	Interest rate swap agreements; and

-	U.S. Treasury futures and options.
          The Company hedges the risk of overall changes in the fair value of loans held for sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a gain of $36.0 million versus a loss of $(25.1) million for the three months ended September 30, 2010 and 2009 respectively, on its hedging activity relating to loan commitments and loans held for sale. The Company recognized a loss of $(6.4) million and a loss of $(9.8) million for the nine months ended September 30, 2010 and 2009 respectively, on its hedging activity relating to loans held for sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchase forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gain of $54.1 million and a gain of $11.2 million for the three months ended September 30, 2010 and 2009 respectively, on MSR fair value hedging activities. In addition, the Company recognized a gain of $103.9 million and a loss of $(42.1) million for the nine months ended September 30, 2010 and 2009, respectively, on MSR fair value hedging activities.
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

          The Company had the following derivative financial instruments:

	September 30, 2010
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Assets
Mortgage banking derivatives:
Rate lock commitments	$3,656,294	$50,540	2010
Mortgage servicing rights:
U.S. Treasury futures and agency forwards	1,230,000	5,096	2010

Total Derivative Assets	$4,886,294	$55,636

Liabilities
Forward agency and loan sales	$4,591,246	$19,117	2010
Mortgage servicing rights:
U.S. Treasury futures	2,050,000	2,649
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	19	2010

Total Derivative Liabilities	$6,666,246	$21,785	2010

	December 31, 2009
	Notional	Fair	Expiration
	Amounts	Value	Dates
	(Dollars in thousands)
Assets
Mortgage banking derivatives:
Rate lock commitments	$1,418,730	$10,061	2010
Forward agency and loan sales	3,007,252	27,764	2010

Total Derivative Assets	$4,425,982	$37,825

Liabilities
Mortgage servicing rights:
U.S. Treasury futures and agency forwards	$4,900,000	$49,228	2010
Borrowings and advances hedges:
Interest rate swaps (LIBOR)	25,000	747	2010

Total Derivative Liabilities	$4,925,000	$49,975

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

Note 19 – Segment Information
          The Company’s operations are comprised of two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in the earning of transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operation.
          Following is a presentation of financial information by business segment for the period indicated:

	For the Three Months Ended September 30, 2010
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$(22,046)	$63,160	$—	$41,114
Gain on sale revenue	—	112,370	—	112,370
Other income	11,263	21,255	—	32,518

Total net interest income and non-interest income	(10,783)	196,785	—	186,002
(Loss) earnings before federal income taxes	(163,797)	145,901	—	(17,896)
Identifiable assets	11,749,572	4,207,001	(2,120,000)	13,836,573
Inter-segment income (expense)	15,900	(15,900)	—	—

	For the Three Months Ended September 30, 2009
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$(4,705)	$52,299	$—	$47,594
(Loss) gain on sale revenue	(2,875)	124,811	—	121,936
Other income (loss)	27,585	(83,289)	—	(55,704)

Total net interest income and non-interest income	20,005	93,821	—	113,826
(Loss) earnings before federal income taxes	(181,870)	3,246	—	(178,624)
Identifiable assets	13,301,510	4,554,305	(3,035,000)	14,820,815
Inter-segment income (expense)	22,763	(22,763)	—	—

	For the Nine Months Ended September 30, 2010
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$35,384	$85,819	$—	$121,203
Gain on sale revenue	6,689	292,062	—	298,751
Other income (loss)	34,351	(15,885)	—	18,466

Total net interest income and non-interest income	76,424	361,996	—	438,420
(Loss) earnings before federal income taxes	(364,816)	177,383	—	(187,433)
Identifiable assets	11,749,572	4,207,001	(2,120,000)	13,836,573
Inter-segment income (expense)	56,963	(56,963)	—	—

	For the Nine Months Ended September 30, 2009
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$72,997	$91,343	$—	$164,340
(Loss) gain on sale revenue	(20,444)	407,205	—	386,761
Other income (loss)	53,742	(48,775)	—	4,967

Total net interest income and non-interest income	106,295	449,773	—	556,008
(Loss) earnings before federal income taxes	(547,228)	172,484	—	(374,744)
Identifiable assets	13,301,510	4,554,305	(3,035,000)	14,820,815
Inter-segment income (expense)	89,213	(89,213)	—	—
          Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.
Note 20 –Compensation Plans
Stock-Based Compensation
          For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of $1.4 million and $0.4 million ($0.3 million net of tax), respectively. For the nine months ended September 30, 2010 and 2009, stock-based compensation totaled $6.8 million and $0.9 million ($0.6 million net of tax), respectively.
Incentive Compensation Plan
          Each year the compensation committee of the board of directors decides which employees of the Company, who are not executive officers, will be eligible to participate in the Incentive Compensation Plan and the size of the bonus pool. The Company incurred no expenses for each of the three months ended September 30, 2010 and 2009. The Company recorded a reversal of previously recorded expense of $3.6 million and expense of $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.
Stock Purchase Plan
          On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan requires the key executive to purchase 198,750 shares of common stock at a purchase price of $10.50 per share (the closing price of the common stock on September 28, 2009). For the three months ended September 30, 2010 and 2009, respectively, 24,375 shares and no shares were purchased through this plan. For the nine months ended September 30, 2010 and 2009, respectively, 76,875 shares and no shares were purchased through this plan.
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
          While the Company has had various claims similar to those discussed above asserted against it, management does not expect that the ultimate resolution of these claims will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or liquidity. A liability has been recognized in the relation to the Company’s unilateral right to repurchase certain loans sold to Ginnie Mae. See Note 8, “Loans Available for Sale,” for further information.
          A summary of the contractual amount of significant commitments is as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$3,656,294	$1,418,730
HELOC trust commitments	$77,472	$84,967
Standby and commercial letters of credit	$40,949	$47,998
          Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with current accounting guidance. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the statement of financial condition in either other assets or other liabilities, as applicable.
          The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts related to its origination of residential mortgage loans. These contracts are considered to be derivative instruments under current accounting guidance. Further discussion on derivative instruments is included in Note 18, “Derivative Financial Instruments.”
          The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying home equity lines of credit. In addition, the Company retains certain limited credit exposure in relation to private-label securitizations. Refer to further discussion of these issues in Note 11, “Private-label Securitization Activity.”
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
          The credit risk associated with loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. We maintain a reserve (also known as guarantee liability), for possible losses on these commitments, which totaled $3.8 million at September 30, 2010 and $4.5 million at December 31, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Where we say “we,” “us” or “our,” we usually mean the Company. However, in some cases, a reference to “we,” “us,” or “our” will include the Bank, and Flagstar Capital Markets Corporation (“FCMC”), its wholly-owned subsidiary, which we collectively refer to as the “Bank.”
General
          We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At September 30, 2010, our total assets were $13.8 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 80% of our voting common stock as of December 31, 2009 and approximately 69.1% as of September 30, 2010.
          As a savings and loan holding company, we are subject to regulation, examination and supervision by the Office of Thrift Supervision (the “OTS”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
          We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. Of these, 98 facilities are owned and 64 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, www.FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross sell other products to existing customers and increase our customer base. At September 30, 2010, we had a total of $8.6 billion in deposits, including $5.4 billion in retail deposits, $0.8 billion in government funds, $1.3 billion in wholesale deposits and $1.1 billion in company-controlled deposits.
          We also operate 16 stand-alone home loan centers located in 13 states, which originate one-to-four family residential mortgage loans as part of our retail home lending business. These offices employ approximately 153 loan officers. We also originate retail loans through referrals from our 162 banking centers, consumer direct call center and our website, www.flagstar.com. Additionally, we have wholesale relationships with approximately 2,400 mortgage brokers and nearly 1,100 correspondents, which are located in all 50 states and serviced by 132 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With over $17.4 billion in mortgage originations in the first nine months of 2010, we are ranked by industry sources as of September 30, 2010 as the 11th largest mortgage originator in the nation with a 1.6% market share.
          Our earnings include net interest income from our retail banking activities, fee-based income from services we provide our customers, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.8% of our total loan production during the nine months ended September 30, 2010 represented mortgage loans that were collateralized by first or second mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).
          At September 30, 2010, we had 3,207 full-time equivalent salaried employees of which 286 were account executives and loan officers.
Critical Accounting Policies
          Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, we have identified three policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission (“SEC”), at www.sec.gov.
Operating Segments
          Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. Our strategy provides that we will significantly expand the offering of many of these products within our retail footprint, including consumer loans, business loans and deposits, and cash management services. This expansion is expected to occur through our network of bank branches and on-line services, as well as through teams of business and middle market bankers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 19 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.
          Bank Operations

          Our banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.
•	Branch Banking consists of 162 banking centers located throughout Michigan and also in Indiana (principally in the Indianapolis metropolitan area) and Georgia (principally in the north Atlanta suburbs).

•	Internet Banking is engaged in deposit gathering (principally money market deposit accounts and certificates of deposits) on a nationwide basis, delivered primarily through www.FlagstarDirect.com.

•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout key markets, including Michigan and Indiana and, to a lesser degree, Georgia.
          In addition to deposits, we may borrow funds by obtaining advances from the FHLB of Indianapolis or other federally backed institutions or by entering into repurchase agreements with correspondent banks using as collateral our mortgage-backed securities that we hold as investments. The banking operation invests these funds in duration-matched assets primarily originated by the home lending operations and a variety of consumer and commercial loan products.
          Home Lending Operations

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
•	Retail. In a retail transaction, we originate the loan through our nationwide network of stand-alone home loan centers, as well as referrals from our 162 banking centers located in Michigan, Indiana and Georgia and our national call center located in Troy, Michigan. When we originate loans on a retail basis, we complete the origination documentation inclusive of customer disclosures and other aspects of the lending process and fund the transaction internally. At September 30, 2010, we maintained 27 home loan centers. In 2010, we expect to allocate additional, dedicated home lending resources towards developing lending capabilities within our 162 banking centers and our consumer direct channel. At the same time, we centralized our loan processing operations to gain efficiencies and allow our lending staff to focus on originations. For the nine months ended September 30, 2010 we closed $1.4 billion of loans utilizing this origination channel, which equaled 8.3% of total originations as compared to $3.2 billion or 12.0% of total originations for the same period in 2009.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. At closing, the broker may receive an origination fee from the borrower and we may also pay the broker a premium to acquire the loan. We currently have active broker relationships with over 2,800 mortgage brokerage companies located in all 50 states. For the nine months ended September 30, 2010, we closed $6.0 billion utilizing this origination channel, which equaled 34.6% of total originations, as compared to $11.0 billion or 43.6% for the same period in 2009.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. We acquire the loan after the mortgage company has funded the transaction, usually paying the mortgage company a market price for the loan. Unlike several of our competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather, we acquire each loan on a loan-level basis and require that each loan be originated to our underwriting guidelines. We have active correspondent relationships with over 1,100 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed what we believe to be a competitive advantage as a warehouse lender, wherein we provide lines of credit to mortgage companies to fund their loans. Warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies with our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but we believe that there are only a limited number of experienced providers. We believe that offering warehouse lines has provided us a competitive advantage in the small to midsize correspondent channel and has helped us grow and build out our correspondent business in a profitable manner. For example, in 2010, our warehouse lines funded over 77% of the loans in our correspondent channel. We plan to continue to leverage our warehouse lending for customer retention throughout the remainder of 2010. For the nine months ended September 30, 2010, we closed $9.9 billion utilizing the correspondent origination channel, which equaled 57.1% of total originations versus $11.2 billion or 44.4% originated for the same period in 2009.
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
          During the nine months ended September 30, 2010, we primarily originated residential mortgage loans for sale that conformed to the respective underwriting guidelines established by the U.S. government sponsored agencies. Loans placed in the held-for-investment portfolio in the nine months ended September 30, 2010 would comprise either loans that were originated for Community Reinvestment Act purposes, repurchased and performing at time of repurchase or, on a very limited basis, loans that were originated to assist with the sale of our real estate owned (“REO”).
          First Mortgage Loans
          At September 30, 2010, most of our held-for-investment mortgage loans were originated in prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.
          Set forth below is a table describing the characteristics of the first mortgage loans in our held-for-investment portfolio at September 30, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$4,238,617	$123,012	$64,060	$10,134	$4,435,823
Average note rate	5.26%	5.91%	5.29%	5.32%	5.28%
Average original FICO score	716	676	706	719	715
Average original loan-to-value ratio	74.8%	85.1%	82.7%	73.0%	75.2%
Average original combined loan-to- value ratio	78.3%	85.9%	84.1%	75.9%	78.6%
Underwritten with low or stated income documentation	41%	14%	2%	10%	40%

(1)	Unpaid principal balance does not include premiums or discounts.

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
          The following table identifies our held-for-investment mortgages by major category, at September 30, 2010. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight data as of March, 2010. Within the first lien residential mortgage loan portfolio, high LTV loan originations, defined as loans with a 95% LTV or greater at origination, comprised only 5.2% of our held-for-investment loan portfolio. We believe our risk of loss on these loans is mitigated because private mortgage insurance was obtained on the vast majority of loans with LTVs exceeding 80% at the time of origination.

				Average	Weighted	Average
	Unpaid	Average	Average	Original	Average	Updated
	Principal	Note	Original	Loan-to-Value	Maturity	HPI-Based
	Balance (1)	Rate	FICO Score	Ratio	(In Months)	LTV Ratio
	(Dollars in thousands)
First mortgage loans:
Amortizing:
3/1 ARM (2)	$216,054	4.40%	685	73.8%	273	85.6%
5/1 ARM (2)	536,622	4.75%	713	67.4%	288	77.8%
7/1 ARM (2)	66,287	5.45%	729	69.2%	295	86.4%
Other ARM	99,867	4.26%	673	75.3%	258	84.7%
Other amortizing	899,509	6.06%	706	70.7%	283	87.2%
Interest only:
3/1 ARM (2)	335,316	4.71%	722	75.5%	262	89.3%
5/1 ARM (2)	1,448,392	5.04%	721	73.9%	288	88.9%
7/1 ARM (2)	112,696	6.00%	727	72.8%	296	95.6%
Other ARM	71,814	4.79%	721	76.4%	294	93.9%
Other interest only	413,410	6.03%	723	73.9%	304	99.9%
Option ARMs	231,013	5.53%	720	77.1%	309	105.5%
Subprime
3/1 ARM (2)	1,110	6.23%	649	91.1%	256	118.3%
Other ARM	2,090	6.95%	600	85.8%	231	110.5%
Other subprime	1,643	5.92%	564	80.7%	254	102.4%

Total first mortgage loans	$4,435,823	5.28%	715	72.7%	287	89.1%
Second mortgages	$184,839	8.26%	734	18.7%	413	23.3	% (3)
HELOCs	$265,112	5.29%	740	21.8%	65	27.2	% (3)

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Hybrid ARMs are referred to by their initial fixed-rate and subsequent adjustable-rate periods; for example, 3/1 describes an ARM with an initial 3-year fixed rate interest-rate period and subsequent 1-year interest-rate adjustment periods.

(3)	Does not include underlying 1st mortgage loan.

          The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio, which includes first mortgages, second mortgages and HELOCs, as of September 30, 2010 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information is referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures is referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-	Unpaid Principal
	Investment Portfolio	Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	2.46%	$178,488
SIVA (stated income, verified assets)	16.34%	$1,186,089
High LTV (i.e., at or above 95%)	0.23%	$17,035
Second lien products (HELOCs, Second mortgages)	1.73%	$125,422
Loan types:
Option ARM loans	2.23%	$162,113
Interest-only loans	14.07%	$1,021,596
Subprime (2)	2.26%	$164,420

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Includes loans with a FICO score of less than 620.
          ARMs
          ARM loans held for investment were originated using Fannie Mae and Freddie Mac guidelines (i.e., the AUS guidelines) as a base framework and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan to value ratio (“CLTV”), which includes second mortgages on the same collateral, was 100%, but subordinate (i.e., second mortgage) financing was not allowed over a 90% LTV ratio. At a 100% LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate,” that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.
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
          Option power ARMs, which comprised 5.2% of the first mortgage portfolio as of September 30, 2010, are adjustable rate mortgage loans that permit a borrower to select one of three monthly payment options when the loan is first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).
          Option power ARMS were originated with maximum LTV and CLTV ratios of 95%; however, subordinate financing was only allowed for LTVs of 80% or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV levels the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments, divided by the original principal balance of the loan, was generally 115%, except that the cap in New York was 110%. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5% from year to year. By 2007, option power ARMs were underwritten at the fully indexed rate rather than at a start rate. At September 30, 2010, we had $231.0 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances at September 30, 2010 was $15.2 million. The maximum balance that all option power ARMs could reach cumulatively is $310.2 million.
          Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at September 30, 2010, by year of origination.

	Prior to
Year of Origination	2008	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$3,060,625	$43,482	$12,186	$4,968	$3,121,261
Average note rate	4.95%	5.64%	5.11%	4.74%	4.96%
Average original FICO score	716	718	683	712	716
Average original loan-to-value ratio	75.13%	80.54%	84.32%	66.03%	75.22%
Average original combined loan-to- value ratio	79.03%	84.12%	91.5%	72.08%	79.14%
Underwritten with low or stated Income documentation	41%	20%	8%	20%	40%

(1)	Unpaid principal balance does not include premiums or discounts.
          Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at September 30, 2010, by year of origination:

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$231,013	$—	$—	$—	$231,013
Average note rate	5.53%	—	—	—	5.53%
Average original FICO score	720	—	—	—	720
Average original loan-to-value ratio	72.32%	—	—	—	72.32%
Average original combined loan-to- value ratio	76.30%	—	—	—	76.30%
Underwritten with low or stated income documentation	$162,113	$—	$—	$—	$162,113
Total principal balance with any accumulated negative amortization	$215,740	$—	$—	$—	$215,740
Percentage of total ARMS with any accumulated negative amortization	7.50%	—	—	—	7.50%
Amount of negative amortization (i.e., deferred interest) accumulated as interest income as of September 30, 2010	$15,235	$—	$—	$—	$15,235

(1)	Unpaid principal balance does not include premiums or discounts.
          Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans at September 30:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization Accumulated as
	at Period End (1)	Interest Income During Period
	(Dollars in thousands)
2010	$231,013	$15,235
2009	$271,246	$16,077
2008	$377,850	$15,545

(1)	Unpaid principal balance does not include premiums or discounts.

          Set forth below are the frequencies at which the ARM loans outstanding at September 30, 2010, will reprice:

Reset frequency	Number of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	275	$69,796	2.5%
Semi-annually	5,679	1,974,684	70.2%
Annually	4,481	766,766	27.3%

Total	10,435	$2,811,246	100.0%

          Set forth below as of September 30, 2010, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2010	$668,492	$828,169	$858,820	$897,834
2011	$886,273	$943,697	$903,004	$972,670
2012	$984,928	$1,160,106	$1,148,051	$1,149,052
Later years (1)	$2,351,678	$2,437,312	$2,448,773	$2,449,203

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through September 30, 2010.
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
          Interest Only Mortgages
          Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Accept response requirements. The LTV and CLTV maximum ratios allowable were 95% and each 100%, respectively, but subordinate financing was not allowed over a 90% LTV ratio. At a 95% LTV ratio with private mortgage insurance, the FICO floor was 660, and at lower LTV levels, the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. Lower LTV and high FICO ARMs were underwritten at the start rate, while other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, and the note rate plus two percentage points if the initial fixed rate term was nine months to one year.
          Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$2,357,427	$19,883	$831	$3,486	$2,381,628
Average note rate	5.19%	6.15%	3.66%	4.97%	5.20%
Average original FICO score	722	745	617	730	722
Average original loan-to-value ratio	74.65%	78.92%	77.95%	64.42%	74.67%
Average original combined loan-to- value ratio	79.15%	79.44%	77.95%	66.59%	79.14%
Underwritten with low or stated income documentation	43%	22%	—	29%	43%

(1)	Unpaid principal balance does not include premiums or discounts.

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
          Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at September 30, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$169,289	$13,590	$1,628	$332	$184,839
Average note rate	8.30%	7.97%	6.97%	7.01%	8.26%
Average original FICO score	733	752	714	731	734
Average original loan-to-value ratio	20.04%	19.33%	17.07%	16.39%	19.96%
Average original combined loan-to- value ratio	90.14%	79.69%	93.62%	92.36%	89.39%

(1)	Unpaid principal balance does not include premiums or discounts.
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
          Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at September 30, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$243,123	$21,312	$649	$28	$265,112
Average note rate (2)	5.38%	4.16%	6.17%	5.73%	5.29%
Average original FICO score	738	755	—	—	740
Average original loan-to-value ratio	25.00%	27.65%	21.97%	9.01%	25.20%
Average original combined loan-to- value ratio	81.77%	74.73%	78.04%	70.55%	80.84%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate in effect at September 30, 2010. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market; the floor rate on virtually all of the loans is in effect.

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
          At September 30, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 18.3% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $9.8 million, or 0.1% of our investment loan portfolio. At December 31, 2009, our commercial real estate loan portfolio totaled $1.6 billion, or 22.3% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $12.3 million, or 0.2% of our investment loan portfolio. During 2010, we originated $13.4 million of new commercial loans versus zero for the same period in 2009.
          At September 30, 2010, our commercial real estate loans were geographically concentrated in a few states, with approximately $746.8 million (54.8%) of all commercial loans located in Michigan, $165.0 million (12.1%) located in Georgia and $126.8 million (9.3%) located in California.
          The average loan balance in our commercial real estate portfolio was approximately $1.7 million, with the largest loan being $41.7 million. At September 30, 2010, there were over 30 relationships, each with total loans over $7.6 million, and those loans comprised approximately 30.3% of the portfolio.
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
          We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential mortgage loans. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at September 30, 2010, was $1.7 billion, of which $917.3 million was outstanding, as compared to $1.5 billion granted at December 31, 2009, of which $448.6 million was outstanding.

          The following table identifies our commercial loan portfolio by major category and selected criteria at September 30, 2010:

	Unpaid		Commercial
	Principal	Average	Loans on
	Balance (1)	Note Rate	Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$874,779	7.0%	$64,452
Adjustable rate	460,445	6.5%	161,569

Total commercial real estate	$1,335,224	6.7%	$226,021

Commercial non-real estate loans:
Fixed rate	$5,405	6.8%	$51
Adjustable rate	4,225	5.9%	2,543

Total commercial non-real estate	$9,630		$2,594

Warehouse lines of credit:
Adjustable rate	$917,260	5.7%	$—

Total warehouse lines of credit	$917,260	5.7%	$—

(1)	Unpaid principal balance does not include premiums or discounts.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Return on average assets	(0.64)%	(7.60)%	(1.92)%	(3.65)%
Return on average equity	(8.35)%	(130.64)%	(26.85)%	(67.44)%
Efficiency ratio	82.0%	146.6%	96.9%	93.8%
Equity/assets ratio (average for the period)	7.71%	5.82%	7.14%	5.43%
Mortgage loans originated or purchased	$7,613,502	$6,641,674	$17,396,195	$25,405,969
Other loans originated or purchased	$13,201	$5,812	$26,958	$57,220
Mortgage loans sold and securitized	$7,619,097	$7,606,304	$17,893,675	$25,183,401
Interest rate spread — Bank only (1)	1.55%	1.53%	1.50%	1.53%
Net interest margin — Bank only (2)	1.55%	1.58%	1.50%	1.65%
Interest rate spread — consolidated (1)	1.54%	1.48%	1.47%	1.49%
Net interest margin — consolidated (2)	1.48%	1.46%	1.41%	1.56%
Average common shares outstanding (3)	153,405	46,853	128,411	26,678
Average fully diluted shares outstanding (3)	153,405	46,853	128,411	26,678
Charge-offs to average investment loans (annualized)	5.90%	3.48%	4.53%	3.96%

	September 30,	June 30,	December 31,	September 30,
	2010	2010	2009	2009
Equity-to-assets ratio	7.67%	7.86%	4.26%	4.50%
Core capital ratio(4)	9.12%	9.24%	6.19%	6.39%
Total risk-based capital ratio (4)	16.87%	17.20%	11.68%	12.06%
Book value per common share (3)	$5.30	$5.41	$7.53	$9.07
Number of common shares outstanding (3)	153,513	153,338	46,877	46,853
Mortgage loans serviced for others	$52,287,204	$50,385,208	$56,521,902	$53,159,885
Capitalized value of mortgage servicing rights	0.85%	0.94%	1.15%	1.06%
Ratio of allowance to non-performing loans — Bank only	52.0%	52.3%	48.9%	50.0%
Ratio of allowance to loans held for investment — Bank only	6.48%	7.20%	6.79%	6.49%
Ratio of non-performing assets to total assets — Bank only	8.25%	9.06%	9.25%	8.41%
Number of banking centers	162	162	165	176
Number of home lending centers	27	22	23	42
Number of salaried employees	2,922	2,885	3,075	3,220
Number of commissioned employees	285	296	336	436

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Restated for a one-for-ten reverse stock split announced and effective on May 27, 2010.

(4)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

Results of Operations
          Net Loss
          Three Months. Net loss applicable to common stockholders for the three months ended September 30, 2010 was $22.6 million, $(0.15) per share-diluted, a $275.6 million decrease from the loss of $298.2 million, $(6.36) per share-diluted, reported in the comparable 2009 period. The overall decrease resulted from a $78.7 million increase in non-interest income and $115.0 million decrease in the provision for income taxes, a $74.1 million decrease in the provision for loan losses, a $14.4 million decrease in non-interest expense offset by a $6.5 million decrease in net interest income and an increase of $0.1 million preferred stock dividend/accretion.
          Nine Months. Net loss applicable to common stockholders for the nine months ended September 30, 2010 was $201.5 million, $(1.57) per share-diluted, a $240.7 million decrease from the loss of $442.2 million, $(16.58) per share-diluted, reported in the comparable 2009 period. The overall decrease resulted from a $208.4 million decrease in the provision for loan losses, a $96.5 million decrease in non-interest expense and a $55.0 million decrease in the provision for income taxes, offset by a $74.5 million decrease in non-interest income, a $43.1 million decrease in net interest income and an increase of $1.6 million preferred stock dividends/accretion.
          Net Interest Income
          Three Months. We recognized $41.1 million in net interest income for the three months ended September 30, 2010, which represented a decrease of 13.6% compared to $47.6 million reported for the same period in 2009. Net interest income represented 22.1% of our total revenue in 2010 as compared to 41.8% in 2009. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the three months ended September 30, 2010, we had an average balance of $11.2 billion of interest-earning assets, of which $9.4 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization of net premiums and net deferred loan origination costs. Interest income for the three months ended September 30, 2010 was $123.2 million, a decrease of 26.3% from the $167.1 million recorded in 2009. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. The amount of net negative amortization included in our interest income during the three month period ended September 30, 2010 and 2009 was $0.6 million and $1.2 million, respectively. Offsetting the decrease in interest income was a decrease in our cost of funds. The average cost of interest-bearing liabilities decreased 73 basis points from 3.59% in 2009 to 2.86% in 2010, while the average yield on interest-earning assets decreased 67 basis points (13.2%), from 5.07% in 2009 to 4.40% in 2010. As a result, our interest rate spread was 1.54% at September 30, 2010. The Bank recorded a net interest margin of 1.55% for the three months ended September 30, 2010, as compared to 1.53% for the three months ended September 30, 2009.
          Nine Months. We recorded $121.2 million in net interest income before provision for loan losses for the nine months ended September 30, 2010, a 26.2% decrease from $164.3 million recorded for the comparable 2009 period. For the nine months ended September 30, 2010 we had an average balance of $11.4 billion of interest-earning assets, of which $9.2 billion were loans receivable. Interest income for the nine months ended September 30, 2010 was $379.4 million, a decrease of 29.7% from the $539.9 million recorded in the 2009 period. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans, which totaled $1.9 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease reflects a $160.5 million decrease in interest income offset by a $117.4 million decrease in interest expense, primarily as a result of net interest earning assets decreasing by $2.7 billion. Additionally, our interest income has been adversely affected by a significant increase in adjustable loans with interest rates adjusting down and new loan originations with lower interest rates. Offsetting the decrease in interest income was a decrease in our cost of funds. The average cost of interest-bearing liabilities decreased 67 basis points to 2.98% at September 30, 2010 from 3.65% during 2009. As a result, our interest rate spread was 1.47% at September 30, 2010. The Bank recorded a net interest margin of 1.50% for the nine months ended September 30, 2010 as compared to 1.65% for the nine months ended September 30, 2009. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

          The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates on a consolidated basis rather than a bank-only basis. Interest income from earning assets includes amortization of net premiums and net deferred loan origination costs of $(0.7) million and $1.6 million for the three month periods ended September 30, 2010 and 2009, respectively and $(0.02) million and $5.1 million, respectively, for the nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,
	2010			2009
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans available for sale	$2,166,072	$25,058	4.63%	$2,369,451	$31,387	5.30%
Loans held for investment:
Mortgage Loans	4,734,031	53,538	4.52%	5,685,821	72,313	5.11%
Commercial Loans	2,163,004	27,290	4.96%	2,050,911	26,508	5.07%
Consumer Loans	381,725	5,858	6.09%	488,064	6,641	5.41%

Loans held for investment	7,278,760	86,686	4.74%	8,224,796	105,464	5.12%
Securities classified as available for sale or trading	863,201	10,968	5.08%	2,315,354	29,738	5.11%
Interest-bearing deposits	848,854	504	0.24%	210,874	517	0.97%
Other	1,294	1	0.27%	40,053	3	0.03%

Total interest-earning assets	11,158,181	123,217	4.40%	13,160,528	167,107	5.07%
Other assets	2,874,163			2,524,962

Total assets	$14,032,344			$15,685,490

Interest-Bearing Liabilities:
Demand deposits	$378,193	$455	0.48%	$311,459	$337	0.43%
Savings deposits	744,889	1,815	0.97%	605,961	1,862	1.22%
Money market deposits	542,350	1,308	0.96%	730,749	2,894	1.58%
Certificates of deposits	3,401,739	23,766	2.77%	4,082,535	36,856	3.59%

Total retail deposits	5,067,171	27,344	2.14%	5,730,704	41,949	2.91%
Demand deposits	214,866	139	0.26%	155,869	195	0.50%
Savings deposits	171,880	319	0.74%	92,476	145	0.62%
Certificates of deposits	440,540	1,044	0.94%	253,485	745	1.17%

Total government deposits	827,286	1,502	0.72%	501,830	1,085	0.86%
Wholesale deposits	1,427,463	11,424	3.18%	1,494,927	15,318	4.08%

Total Deposits	7,321,920	40,270	2.18%	7,727,461	58,352	3.00%
FHLB advances	3,813,021	39,816	4.14%	5,081,739	56,116	4.38%
Security repurchase agreements	—	—	—	108.000	1,178	4.33%
Other	248,610	2,017	3.22%	300,183	3,867	5.11%

Total interest-bearing liabilities	11,383,551	82,103	2.86%	13,217,383	119,513	3.59%
Other liabilities	1,566,294			1,555,048
Stockholders’ equity	1,082,499			913,059

Total liabilities and stockholders equity	$14,032,344			$15,685,490

Net interest-earning assets	$(225,370)			$(56,855)

Net interest income		$41,114			$47,594

Interest rate spread (1)			1.54%			1.48%

Net interest margin (2)			1.48%			1.46%

Ratio of average interest-earning assets to interest-bearing liabilities			98%			100%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and 1.55% and 1.53% represent these rates at the Bank level for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets and 1.55% and 1.58% represent these rates at the Bank level for the nine months ended September 30, 2010 and 2009,

	For the Nine Months Ended September 30,
	2010			2009
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans available for sale	$1,790,099	$64,913	4.84%	$2,916,769	$112,831	5.16%
Loans held for investment
Mortgage Loans	4,921,898	171,855	4.66%	5,942,439	233,281	5.23%
Commercial Loans	2,074,436	76,084	4.86%	2,206,308	85,596	5.13%
Consumer Loans	398,672	17,892	6.00%	513,842	20,525	5.34%

Loans held for investment	7,395,006	265,831	4.78%	8,662,589	339,402	5.23%
Securities classified as available for sale or trading	1,217,123	47,070	5.16%	2,181,697	85,873	5.26%
Interest-bearing deposits	957,982	1,628	0.23%	223,324	1,799	1.08%
Other	4,314	3	0.09%	37,765	28	0.10%

Total interest-earning assets	11,364,524	379,445	4.45%	14,022,144	539,933	5.14%
Other assets	2,656,241			2,144,571

Total assets	$14,020,765			16,166,715

Interest-Bearing Liabilities:
Demand deposits	$378,900	$1,517	0.54%	$289,247	$1,051	0.49%
Savings deposits	708,550	4,789	0.90%	511,812	5,794	1.51%
Money market deposits	562,068	3,923	0.93%	682,368	9,637	1.89%
Certificates of deposits	3,368,775	72,818	2.89%	4,016,177	115,309	3.84%

Total retail deposits	5,018,293	83,047	2.21%	5,499,604	131,791	3.20%
Demand deposits	299,325	880	0.39%	75,814	312	0.55%
Savings deposits	106,292	512	0.64%	85,547	535	0.84%
Certificates of deposits	320,587	2,051	0.86%	686,878	8,999	1.75%

Total government deposits	726,204	3,443	0.63%	848,239	9,846	1.55%
Wholesale deposits	1,614,283	37,187	3.08%	1,819,921	50,611	3.72%

Total Deposits	7,358,780	123,677	2.25%	8,167,764	192,248	3.15%
FHLB advances	3,867,941	123,755	4.28%	5,236,429	170,210	4.35%
Security repurchase agreements	105,694	2,750	3.48%	108,000	3,497	4.33%
Other	265,620	8,060	4.06%	266,212	9,638	4.84%

Total interest-bearing liabilities	11,598,035	258,242	2.98%	13,778,405	375,593	3.65%
Other liabilities	1,422,086			1,509,696
Stockholders’ equity	1,000,644			878,614

Total liabilities and stockholders equity	$14,020,765			$16,166,715

Net interest-earning assets	$(233,511)			$243,739

Net interest income		$121,203			$164,340

Interest rate spread (1)			1.47%			1.49%

Net interest margin (2)			1.41%			1.56%

Ratio of average interest-earning assets to interest-bearing liabilities			98%			102%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities and 1.50% and 1.53% represent these rates at the Bank level for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets and 1.50% and 1.65% represent these rates at the Bank level for the nine months ended September 30, 2010 and 2009, respectively.

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

	For the Three Months Ended September 30,
	2010 Versus 2009 Increase
	(Decrease) Due to:
	Rate	Volume	Total
		(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$(3,635)	$(2,694)	$(6,329)
Loans held for investment
Mortgage loans	(6,616)	(12,159)	(18,775)
Commercial loans	(639)	1,421	782
Consumer loans	656	(1,439)	(783)

Total loans held for investment	(6,599)	(12,177)	(18,776)
Securities available for sale or trading	(219)	(18,551)	(18,770)
Interest bearing deposits	(1,568)	1,555	(13)
Other assets	1	(3)	(2)

Total other interest-earning assets	$(12,020)	$(31,870)	$(43,890)

Interest-Bearing Liabilities:
Demand deposits	$46	$72	$118
Savings deposits	(472)	425	(47)
Money market deposits	(844)	(742)	(1,586)
Certificates of deposits	(6,977)	(6,113)	(13,090)

Total retail deposits	(8,247)	(6,358)	(14,605)
Demand deposits	(129)	73	(56)
Savings deposits	50	124	174
Certificates of deposits	(248)	547	299

Total government deposits	(327)	744	417
Wholesale deposits	(3,206)	(688)	(3,894)

Deposits	(11,780)	(6,302)	(18,082)
FHLB advances	(2,409)	(13,892)	(16,301)
Security repurchase agreements	—	(1,178)	(1,178)
Other	(1,191)	(659)	(1,850)

Total interest-bearing liabilities	(15,380)	(22,030)	(37,410)

Change in net interest income	$3,360	$(9,840)	$(6,480)

	For the Nine Months Ended September 30,
	2010 Versus 2009 Increase
	(Decrease) Due to:
	Rate	Volume	Total
		(Dollars in thousands)
Interest-Earning Assets:
Loans available for sale	$(4,335)	$(43,583)	$(47,918)
Loans held for investment
Mortgage loans	(21,362)	(40,064)	(61,426)
Commercial loans	(4,437)	(5,075)	(9,512)
Consumer loans	1,980	(4,613)	(2,633)

Total loans held for investment	(23,819)	(49,752)	(73,571)
Securities available for sale or trading	(783)	(38,020)	(38,803)
Interest bearing deposits	(6,107)	5,936	(171)
Other assets	(1)	(24)	(25)

Total other interest-earning assets	$(35,045)	$(125,443)	$(160,488)

Interest-Bearing Liabilities:
Demand deposits	$139	$327	$466
Savings deposits	(3,239)	2,234	(1,005)
Money market deposits	(4,010)	(1,704)	(5,714)
Certificates of deposits	(23,852)	(18,639)	(42,491)

Total retail deposits	(30,962)	(17,782)	(48,744)
Demand deposits	(355)	923	568
Savings deposits	(153)	130	(23)
Certificates of deposits	(2,136)	(4,812)	(6,948)

Total government deposits	(2,644)	(3,759)	(6,403)
Wholesale deposits	(7,689)	(5,735)	(13,424)

Deposits	(41,295)	(27,276)	(68,571)
FHLB advances	(2,020)	(44,435)	(46,455)
Security repurchase agreements	(663)	(84)	(747)
Other	(1,563)	(16)	(1,579)

Total interest-bearing liabilities	(45,541)	(71,810)	(117,351)

Change in net interest income	$10,496	$(53,633)	$(43,137)

Provision for Loan Losses
          Three Months. During the three months ended September 30, 2010, we recorded a provision for loan losses of $51.4 million as compared to $125.5 million recorded during the same period in 2009. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.
          The provision recognized for the third quarter of 2010, which decreased the allowance for loan losses to $474.0 million at September 30, 2010 from $524.0 million at December 31, 2009, reflects a moderation of historical loss rates, offset by the decrease in overall loan delinquencies (i.e., loans at least 30 days past due) to 15.01% at September 30, 2010 as compared to 16.89% at December 31, 2009. Also, net charge-offs for the three month period ended September 30, 2010 totaled $107.4 million as compared to $71.5 million for the same period in 2009, resulting from higher levels of charge-offs for the three months ended September 30, 2010 as a percentage of the average loans held for investment, net of charge-off for the three months ended September 30, 2010 which increased to 5.90% from 3.48% for the same period in 2009. Of the $107.4 million of net-charge offs for the three month period ended September 30, 2010, $57.6 million were commercial charge-offs, substantially all of which related to loans that had a specific reserve. Of the $71.5 million in net charge-offs for the same period in 2009, $15.7 million were commercial charge-offs, substantially all of which related to loans that had a specific reserve.
          Nine Months. During the nine months ended September 30, 2010, we recorded a provision for loan losses of $201.0 million as compared to $409.4 million recorded during the same period in 2009. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

          The provision recognized during 2010, which decreased the allowance for loan losses to $474.0 million at September 30, 2010 from $524.0 million at December 31, 2009, reflects the decrease in overall loan delinquencies (i.e., loans at least 30 days past due). Net charge-offs for the nine month period ended September 30, 2010 totaled $251.0 million as compared to $257.4 million for the same period in 2009, resulting from lower levels of charge-offs in commercial real estate. As a percentage of the average loans held for investment, net charge-offs for the nine months ended September 30, 2010 increased to 4.53% from 3.96% for the same period in 2009. Of the $251.0 million of net-charge offs for the nine month period ended September 30, 2010, $97.2 million were commercial charge-offs, substantially all of which related to loans that had a specific reserve. Of the $257.4 million in net charge-offs for the same period in 2009, $102.7 million were commercial charge-offs, substantially all of which related to loans that had a specific reserve.
          See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
          Non-Interest Income
          Our non-interest income consists of (i) loan fees and charges, (ii) deposit fees and charges, (iii) loan administration, (iv) net gain (loss) on loan sales, (v) net gain (loss) on sales of mortgage servicing rights (“MSRs”), (vi) net gain (loss) on securities available for sale, (vii) gain (loss) on trading securities, and (viii) other fees and charges. Our total non-interest income equaled $144.9 million during the three months ended September 30, 2010, which was a 118.8% increase from the $66.2 million of non-interest income that we earned in the comparable 2009 period. During the nine months ended September 30, 2010, non-interest income decreased to $317.2 million from $391.7 million in the comparable 2009 period.
          Loan Fees and Charges. Both our banking operations and home lending operations earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans.
          Three Months. For the three month period ended September 30, 2010, we recorded loan fees and charges of $24.4 million, a decrease of $5.0 million from the $29.4 million recorded for the comparable 2009 period. In accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), loan origination fees generally are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield. Effective January 1, 2009, we elected to account for substantially all of our mortgage originations as available-for-sale using the fair value method and therefore no longer applied deferral of non-refundable fees and costs to those loans.
          Nine Months. Loan fees recorded during the nine months ended September 30, 2010 totaled $60.9 million as compared to $97.4 million collected during the comparable 2009 period. The decrease of $36.5 million, or 37.5% in loan fees, reflects the decrease of 31.6% in the volume of loans originated to $17.4 billion, for the nine months ended September 30, 2010 as compared to $25.5 billion in the same period in 2009.
          Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to fluctuate as a function of the increases or decreases in our deposit base.
          Three Months. Total deposit fees and charges decreased 10.0% during the three month period ended September 30, 2010 to $7.6 million as compared to $8.4 million during comparable 2009 period. A significant portion of this decrease in deposit fees and charges was the result of a 14.3% decrease in non-sufficient funds (“NSF”) fees as a result of Regulation E implementation on August 15, 2010. Our NSF fee income was $5.3 million and $6.2 million during the three months ended September 30, 2010 and 2009 respectively. Total number of customer checking accounts increased from 124,091 at September 30, 2009 to 126,225 at September 30, 2010.
          Nine Months. Total deposit fees and charges increased 4.6% during the nine month period ended September 30, 2010 to $24.8 million as compared to $23.7 million during the comparable 2009 period. A significant portion of the increase in deposit fees and charges was the result of a 16.0% increase in debit card transaction volume during the nine month period ended September 30, 2010. Our debit card fee income was $4.6 million and $3.6 million during the nine month periods ended September 30, 2010 and 2009, respectively.
          Loan Administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. The majority of our MSRs are accounted for on the fair value method. See Note 12 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.

          The following table summarizes net loan administration income (loss):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Servicing income (loss) on consumer mortgage servicing
Servicing fees, ancillary income and charges	$555	$1,361	$2,948	$4,301
Amortization expense — consumer	(65)	(555)	(949)	(1,924)
Impairment (loss) recovery — consumer	(1,025)	(1,757)	(960)	(3,774)

Total net loan administration income (loss) — consumer	(535)	(951)	1,039	(1,397)
Servicing income (loss) on residential mortgage servicing
Servicing fees, ancillary income and charges	37,645	36,621	111,407	114,314
Changes to fair value	(78,251)	(77,192)	(231,923)	(91,079)
Gain (loss) on hedging activity	54,065	11,229	103,886	(42,078)

Total net loan administration income — residential	13,459	(29,342)	(16,630)	(18,843)

Total loan administration (loss) income (1)	$12,924	$(30,293)	$(15,591)	$(20,240)

(1)	Loan administration income (loss) does not reflect the impact of mortgage backed securities deployed as economic hedges of MSR assets. These positions, recorded as securities-trading, provided $10.4 million in gains and $76.7 million in gains in the three and nine months ended September 30, 2010, respectively, compared to $21.7 million in gains and $6.4 million in gains respectively, for the comparable 2009 periods. These positions, which are on the balance sheet, also contributed an estimated $(0.3) million and $3.5 million respectively, of net interest (loss) income in the three and nine months ended September 30, 2010 compared to $15.9 million and $44.1 million, respectively, during the corresponding periods of 2009.
          Three Months. Loan administration income increased to $12.9 million for the three month period ended September 30, 2010 from a loss of $(30.3) million for the comparable 2009 period. Servicing fees, ancillary income, and charges on our residential mortgage servicing increased during 2010 compared to 2009, primarily as a result of increases in the average balance of our loans serviced for others portfolio. The changes in fair value were due to a lowering rate environment during the three month period ended September 30, 2010. The total unpaid principal balance of loans serviced for others was $52.3 billion at September 30, 2010, versus $53.2 billion at September 30, 2009.
          For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended September 30, 2010 versus 2009 was due to the decrease in consumer loans serviced for others. At September 30, 2010, the total unpaid principal balance of consumer loans serviced for others was $308.1 million versus $1.0 billion serviced at September 30, 2009. The increase in impairment of $0.7 million was primarily the result of changes in delinquency assumptions. The balance of the consumer loans serviced for others will be transferred to a third party servicer during the fourth quarter.
          Nine Months. The net loss associated with loan administration income decreased to $15.6 million for the nine month period ended September 30, 2010 from a loss of $20.2 million for the comparable 2009 period. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of our loans serviced for others portfolio. This decrease reflects the sale of servicing rights related to $12.3 billion of loans serviced for others on a bulk basis and changes in fair value as a result of a lowering rate environment during the nine month period ending September 30, 2010. The total unpaid principal balance of loans serviced for others was $52.3 billion at September 30, 2010, versus $53.2 billion at September 30, 2009.
For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the nine month period ended September 30, 2010 versus 2009 was due to the decrease in consumer loans serviced for others. At September 30, 2010, the total unpaid principal balance of consumer loans serviced for others was $308.1 million versus $1.0 billion serviced at September 30, 2009. The decrease in impairment of $2.8 million was primarily the result of changes in delinquency assumptions. The balance of the consumer loans serviced for others will be transferred to a third party servicer during the fourth quarter.

          Gain (Loss) on Trading Securities. Generally, gain (loss) on trading securities are used to offset the valuation changes to the MSRs as reflected in loan administration income. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Department of the Treasury (“U.S. Treasury”) bonds and residual interests from private-label securitizations; losses from residual interests are classified separately in Loss on Residual and Transferor Interests. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
          Three Months. During the third quarter of 2010, we recorded a gain on trading securities of $10.4 million versus $21.7 million for the same period in 2009.
          For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $10.4 million for the three month period ended September 30, 2010, of which $16.9 million related to an unrealized loss on agency mortgage backed securities held at September 30, 2010. For the same period in 2009, we recorded a gain of $21.7 million all of which was unrealized on agency mortgage backed securities held at September 30, 2009.
          Nine Months. During the nine months ended September 30, 2010, we recorded a $76.7 million gain on trading securities versus a gain of $6.4 million for the same period in 2009. The gain was primarily due to changes in the value of trading agency mortgage backed securities held at September 30, 2010.
          For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $76.7 million for the nine month period ended September 30, 2010, of which $4.1 million related to an unrealized gain on agency mortgage backed securities held at September 30, 2010. For the same period in 2009, we recorded a gain of $6.4 million of which $16.8 million related to an unrealized loss on agency mortgage backed securities held at September 30, 2009.
          Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in 2010 and 2009 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. For further information on the securitizations see Note 11 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          Three Months. We recognized a loss of $4.7 million for the three month period ended September 30, 2010 all of which was related to the reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations and the expected liability arising from future transferor’s interest. At September 30, 2010, our expected liability was $8.0 million.
          Nine Months. We recognized a loss of $11.7 million for the nine month period ended September 30, 2010. In 2010, $2.1 million was related to a reduction in the residual valuation and $9.6 million was related to a reduction in the transferor’s interest carried within consumer loans on the HELOC securitizations and our expected liability accruing from future transferors interests.
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

          The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Net gain on loan sales	$103,211	$104,416	$220,034	$404,773

Loans sold or securitized	$7,619,097	$7,606,304	$17,893,675	$25,183,401

Spread achieved	1.35%	1.37%	1.23%	1.61%
          Three Months. For the three month period ended September 30, 2010, net gain on loan sales decreased $1.2 million to $103.2 million from $104.4 million in the comparable 2009 period. The 2010 period reflects the sale of $7.6 billion in loans versus $7.6 billion sold in the 2009 period.
          Our calculation of net gain on loan sales reflects our adoption of fair value accounting for the majority of our mortgage loans available for sale beginning January 1, 2009. For more information, see Note 8 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein. The effect of the application of fair value accounting on the current quarter’s operations amounted to $32.7 million of additional gain on loan sales. This amount represents the recording of the mortgage loans available for sale which remained on our consolidated statement of financial condition at September 30, 2010 at their estimated fair value. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $36.0 million in gains and $(25.1) million in losses for the three month period ended September 30, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.2 million and $0.1 million for the three month period ended September 30, 2010 and 2009, respectively. Provisions to our secondary market reserve amounted to $9.3 million and $7.0 million, for the three month period ended September 30, 2010 and 2009 respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $63.8 million and $76.7 million for the three month periods, ended September 30, 2010 and 2009 respectively.
          Nine months. For the nine months ended September 30, 2010, net gain on loan sales decreased to $220.0 million from $404.8 million in the 2009 period. The 2010 period reflects the sale of $17.9 billion in loans versus $25.2 billion sold in the 2009 period.
          The effect of our adoption of fair value accounting on the current year’s operations amounted to $32.7 million. This amount represents the recording of the mortgage loans available for sale that remained on our statement of financial condition at September 30, 2010 at their estimated fair value. In addition, we also had changes in amounts related to Accounting Standards Codification (“ASC”) Topic 815, lower of cost or market adjustments on loans transferred to held for investment and provisions to our secondary market reserve. Changes in amounts related to ASC Topic 815 amounted to $6.4 million loss and $9.8 million gain for the nine months ended September 30, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.04 million and $(0.3) million for the nine months ended September 30, 2010 and 2009, respectively. Provisions to our secondary market reserve amounted to $23.2 million and $17.9 million, for the nine months ended September 30, 2010 and 2009, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $157.2 million and $268.0 million for the nine months ended September 30, 2010 and 2009, respectively.
          Net Loss on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry most of our MSRs at fair value, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.
          Three Months. For the three month period ended September 30, 2010, we recorded a loss on sales of MSRs of $1.2 million compared to a $1.3 million loss recorded for the same period in 2009. During the three month period ended September 30, 2010, we sold $1.5 billion of loans serviced for others on a bulk basis and $0.3 billion on a servicing related basis. During the same period in 2009, we sold $12.3 billion of loans serviced for others on a bulk basis and $0.5 billion on a servicing related basis.
          Nine months. For the nine month period ended September 30, 2010, we recorded a loss on sales of MSRs of $4.7 million compared to a $3.9 million loss recorded for the same period in 2009. During the period we sold servicing rights related to $12.3 billion of loans serviced for others on a bulk basis and $1.6 billion on a servicing related basis. We had no sales on a flow basis. For the comparable 2009 period, we sold $14.6 billion on a bulk basis, $1.0 billion on a servicing related basis, and $0.5 billion on a flow basis.

          During the nine month period ended September 20, 2010, we transferred the related servicing rights on our two private second mortgage loan securitizations. At that time, we had amortized costs of $5.1 million and a recorded impairment of $3.8 million.
          Net Gain on Securities Available for Sale. Securities classified as available for sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).
          Three Months. Gains on the sale of U.S. government sponsored agency mortgage-backed securities classified as available for sale securities and that had been recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended September 30, 2010, sales of these agency securities with underlying mortgage products originated by the Bank were $17.1 million, resulting in $0.1 million of net loss on loan sale versus $90.5 million resulting in $1.0 million of net gain on loan sale during the same period in 2009.
          Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the three months ended September 30, 2010 and for the comparable 2009 period there were no sales of purchased agency and non-agency securities available for sale.
          Nine Months. During the nine months ended September 30, 2010, sales of agency securities with underlying mortgage products originated by the Bank were $160.5 million resulting in $0.1 million of net gain on loan sale compared with a $653.0 million gain on $13.0 billion during the nine months ended September 30, 2009.
          Gain on sales for all other available for sale securities types are reported in net gain on sale of available for sales securities. During the nine months ended September 30, 2010, we sold $251.0 million in purchased agency and non-agency securities versus no sales of such securities for the comparable 2009 period. This sale generated a net gain on sale of available for sale securities of $6.7 million for the nine month period ended September 30, 2010.
          Net Impairment Loss Recognized Through Earnings. As required by current accounting guidance for investments in debt and equity securities with other-than-temporary impairments, we may also incur losses on securities available for sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be other-than-temporary. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the fair value was recorded as a loss through operations. Beginning in the first quarter of 2009, accounting guidance changed to only recognize the portion of an other-than-temporary impairment related to credit losses through operations, with any remainder recognized through other comprehensive income. Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment.
          Generally, an investment impairment analysis is performed when the estimated fair value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, we also review the general market conditions for the specific type of underlying collateral for each security. We model the expected cash flows of the underlying mortgage assets using historical factors such as default rates and current delinquency and estimated factors such as prepayment speed, default speed and severity speed. Cash flows are then modeled through the appropriate waterfall for each CMO tranche owned, including consideration of the level of credit support provided by subordinated tranches. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security. For further information on impairment losses, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          Three Months. In the three month period ended September 30, 2010, there was no additional other-than-temporary impairment (“OTTI”) due to credit losses on investments with existing other-than-temporary impairment credit losses. Further more, there was no additional OTTI due to credit losses recognized on securities that did not already have such losses. All OTTI due to credit losses were recognized in current operations.
          Nine Months. In the nine months ended September 30, 2010, additional credit losses on CMOs totaled $3.7 million, which was recognized in current operations. For the comparable period in 2009, additional credit losses recognized in current operations were $20.4 million.
          Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (formerly Flagstar Credit, Inc.), Douglas Insurance Agency, Inc., and Paperless Office Solutions, Inc.
          Three Months. During the three months ended September 30, 2010, we recorded $1.4 million in cash dividends received on FHLB stock compared to the $3.0 million received during the three months ended September 30, 2009. During 2010, subsidiaries earned fees of $0.9 million versus $2.4 million in 2009. The amount of fees earned by Flagstar Reinsurance

Company varies with the volume of loans that were insured during the respective periods. Also during the three month period ended September 30, 2010, we recorded an expense of $13.0 million for the increase in our secondary market reserve due to our change in estimate of expected losses from loans sold in prior periods, a decrease from the $20.6 million recorded in the comparable 2009 period.
          Nine months. During the nine months ended September 30, 2010, we recorded $5.1 million in cash dividends received on FHLB stock, compared to the $4.3 million received during the nine months ended September 30, 2009. We also recorded $2.5 million and $7.2 million in subsidiary income for the nine months ended September 30, 2010 and 2009, respectively. In addition, we recorded expense of $51.2 million and $48.3 million relating to adjustments to our estimates in determining our secondary market reserve, for the nine months ended September 30, 2010 and 2009, respectively.
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
NON-INTEREST EXPENSE

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Compensation and benefits	$48,886	$56,598	$146,077	$171,836
Commissions	10,957	12,149	26,053	60,866
Occupancy and equipment	15,757	17,175	47,671	53,553
Asset Resolution	34,233	26,811	96,245	69,660
Federal insurance premiums	8,522	7,666	29,209	28,514
Other taxes	1,964	12,944	3,660	15,049
Warrant (income) expense	(1,405)	3,556	(3,665)	27,561
Loss on extinguishment of debt	11,855	—	20,826	—
General and Adminsitrative	21,757	30,144	58,989	95,024

Total	152,526	167,043	425,065	522,063
Less: capitalized direct costs of loan closings	(27)	(137)	(190)	(671)

Total, net	$152,499	$166,906	$424,875	$521,392

Efficiency ratio (1)	82.0%	146.6%	96.9%	93.8%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
          Three Months. Non-interest expenses before capitalization of loan administration costs totaled $152.5 million during the three month period ended September 30, 2010 compared to $167.0 million in the comparable 2009 period. The 8.6% decrease in non-interest expense was largely due to a decrease in our state tax provision, a decrease in warrant expense, and an overall reduction in expenses resulting from cost-savings measures. During the first nine months in 2010, we closed no banking centers, maintaining our banking center network total at 162.
          Our gross compensation and benefit expense totaled $48.9 million for the three month period ended September 30, 2010, compared to $56.6 million in the comparable 2009 period. The 13.6% decrease in gross compensation and benefits expense is primarily attributable to a reduction in our salaried workers. Our full-time equivalent non-commissioned salaried employees decreased by 298 from September 30, 2009 to 2,922 at September 30, 2010. Commission expense, which is a variable cost associated with loan production, totaled $11.0 million, equal to 14 basis points (0.14) % of total loan production in 2010 as compared to $12.1 million, equal to 18 basis points (0.18) % of total loan production in the comparable 2009 period. The decline in commission is due to a revised compensation structure across our various distribution channels. Occupancy and equipment totaled $15.8 million for the three months ended September 30, 2010, a decrease of $1.4 million from the comparable 2009 period, which reflects the closing of various non-profitable home loan centers. Our FDIC insurance premiums were $8.5 million for the three months ended September 30, 2010 as compared to $7.7 million at 2009. The $0.8 million increase is largely due to an increase in our assessment rate. Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense increased $7.4 million to $34.2 million primarily due to an increase in our provision for REO loss, which increased from $16.9 million to $28.3 million, an increase of $11.1 million, net of any gain on REO and recovery of related debt which totaled $0.3 million. Warrant expense decreased to an income of $1.4 million for the third quarter of 2010 as compared to an expense of $3.6 million during the same period in 2009. The difference is attributable to the decline in the market price of the Company’s common stock since September 30, 2009 and to the expense related to warrants issued to the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”) and subsequently reclassified from a liability to equity. During the three month period ended September 30, 2010, loss on extinguishment of debt of $11.9 million was due to the prepayment penalty related to the early retirement of $250.0 million in FHLB advances.
          Nine Months. Non-interest expense before capitalization of loan administration costs totaled $425.1 million during the nine months ended September 30, 2010, compared to $522.1 million in the comparable 2009 period. The 18.6% decrease in non-interest expense was largely due to a decline in commissions, a decrease in warrant expense and an overall reduction in expenses resulting from cost-saving measures. Our gross compensation and benefit expense totaled $146.1 million for the nine month period ended September 30, 2010, compared to $171.8 million in the comparable 2009 period. The 15.0% decrease in gross compensation and benefits expense is primarily attributable to a reduction in our salaried workers. Commission expense, totaled $26.1 million, equal to 15 basis points (0.15%) of total loan production in 2010 as compared to $60.9 million, equal to 24 basis points (0.24) % of total loan production in the comparable 2009 period. Our FDIC insurance premiums were $29.2 million for the nine months ended September 30, 2010 as compared to $28.5 million at 2009. Asset resolution expense increased $26.5 million to $96.2 million primarily due to an increase in our provision for REO loss. Provision for REO loss increased from $45.0 million to $73.4 million, an increase of $20.6 million net of any gain on REO and recovery of related debt which totaled $7.8 million. Warrant expense decreased from $27.6 million during the nine month period ended September 30, 2009 to an income item of $3.7 million for the nine months ended September 30, 2010. The $31.3 million decrease was primarily due to the discontinuation of recording the valuation for Treasury Warrants that were valued in the comparable 2009 period at $21.9 million as well as the decline in the Company’s market price of its common stock. The $20.8 million loss on extinguishment of debt is primarily due to prepayment penalties related to early retirement of $500.0 million in FHLB advances. In 2009, an $11.9 million increase in other taxes resulted from an increase in the valuation allowance established for state deferred tax assets in the third quarter. In 2010, our state tax provision reflected only the recording of current expenses. General and administrative expense totaled $59.0 million for the nine month period ended September 30, 2010 as compared to $95.0 million in the comparable 2009 period. The $36.0 million decrease was primarily due to a $23.9 million decrease in net reinsurance expense.
Provision for Federal Income Taxes
          For the three and nine month periods ended September 30, 2010, we recorded no benefit for federal income taxes as the tax benefit for the pretax losses were offset by an increase in the valuation allowance for net deferred tax assets. For the comparable 2009 periods, tax provisions were 64.4% and 14.7% of our pretax loss, respectively. For each period, the benefit for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate and warrant expenses.
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
          We periodically review the carrying amount of our deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax asset valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
          In evaluating this available evidence, we consider historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Our evaluation is based on current tax law as well as our own expectations of future performance.

FASB ASC Topic 740 suggests that additional scrutiny should be given as to whether a valuation allowance should be established for deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. We had cumulative pre-tax losses in 2007, 2008 and 2009, which we considered in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near terms. As a result of these two significant facts, we continued to maintain the valuation allowance against deferred tax assets which totaled $267.1 million as of September 30, 2010. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Analysis of Items on Statements of Financial Condition
Assets
          Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from our private-label securitizations. Changes to the fair value of trading securities are recorded in the consolidated statement of operations. At September 30, 2010 there were $161.0 million in U.S. Treasury bonds in trading as compared to $328.2 million in U.S. Treasury bonds and agency mortgage-backed securities at December 31, 2009. U.S. government sponsored agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these securities do not qualify as an accounting hedge as defined in U.S. GAAP. There were no non-investment grade residual interests resulting from our private-label securitizations at September 30, 2010, while such interests amounted to $2.1 million at December 31, 2009. See Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          Securities Classified as Available-for-Sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, decreased to $503.6 million at September 30, 2010, from $605.6 million at December 31, 2009. See Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          Other Investments Restricted. These investments comprised principally of a mutual fund which holds funds for our captive reinsurance subsidiary based upon contractual requirements with the mortgage insurance company that is associated with our mortgage reinsurance business decreased from $15.6 million at December 31, 2009 to $0 at September 30, 2010, as we no longer have any contracts with any mortgage insurance companies. We have other investments in our insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented.
          Loans Available for Sale. We sell substantially all of the mortgage loans we produce into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At September 30, 2010, we held loans available for sale of $1.9 billion, which was a decrease of $0.1 billion from $2.0 billion held at December 31, 2009. Our loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The decrease in the balance of loans available for sale was principally attributable to the lower volume of loan originations during the nine month period ended September 30, 2010, offset in part by the inclusion of approximately $135.6 million of certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. For further information on our loans available for sale, see Note 8 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          Loans Held for Investment. Our largest category of earning assets consists of loans held for investment. Loans held for investment consist of residential mortgage loans that we do not hold for resale (usually shorter duration or adjustable rate first mortgage loans as well as second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held for investment decreased from $7.7 billion at December 31, 2009, to $7.3 billion at September 30, 2010 as we continued to originate loans primarily for sale rather than investment. First mortgage loans held for investment decreased $511.2 million to $4.5 billion, second mortgage loans decreased $36.6 million to $185.1 million, commercial real estate loans decreased $259.3 million to $1.3 billion, consumer loans decreased $50.8 million to $373.1 million and construction loans declined by $6.7 million to $10.0 million. These decreases were partially offset by an increase of $465.0 million, to $913.5 million in warehouse loans. For information relating to the concentration of credit of our loans held for investment, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets
          The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Dollars in thousands)
Non-performing loans	$911,372	$1,013,828	$1,136,205	$1,071,636	$1,055,358
Repurchased non-performing assets, net	31,165	27,985	29,189	45,697	26,601
Real estate and other repossessed assets, net	198,585	198,230	167,265	176,968	164,898

Total non-performing assets, net	$1,141,122	$1,240,043	$1,332,659	$1,294,301	$1,246,857

Ratio of non-performing assets to total assets	8.25%	9.06%	9.30%	9.25%	8.44%
Ratio of non-performing loans to loans held for investment	12.46%	13.76%	14.99%	13.89%	12.98%
Ratio of allowance to non-performing loans	52.01%	52.3%	47.4%	48.9%	50.0%
Ratio of allowance to loans held for investment	6.48%	7.20%	7.10%	6.79%	6.49%
Ratio of net charge-offs to average loans held for investment	1.48%	1.27%	0.66%	1.23%	0.87%
          Delinquent Loans. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected. At September 30, 2010, we had $1.1 billion in loans that were determined to be delinquent over 30 days or greater past due. Of those delinquent loans, $911.4 million of loans were non-performing (i.e., over 90 days past due), of which $662.8 million, or 72.7% were single-family residential mortgage loans.
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

          The following table sets forth information regarding TDRs at September 30, 2010:

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Residential	$430,553	$202,581	$633,134
Commercial	19,250	96,404	115,654

	$449,803	$298,985	$748,788

          The following table sets forth information regarding delinquent loans at the dates listed. At September 30, 2010, 71.9% of all delinquent loans were loans in which we had a first lien position on residential real estate.
DELINQUENT LOANS

Days Delinquent	September 30, 2010	December 31, 2009
	(Dollars in thousands)
30 – 59
First mortgages	$89,291	$103,785
Second mortgages	2,946	4,386
HELOC (consumer)	4,027	4,486
Commercial real estate	14,893	27,807
Other	1,584	3,036

Total 30- 59 days delinquent	112,741	143,500

60 - 89
First mortgages	44,128	71,804
Second mortgages	2,674	4,164
HELOC (consumer)	2,600	3,807
Commercial real estate	23,803	6,818
Other	535	1,032

Total 60- 89 days delinquent	73,740	87,625

90 +
First mortgages	651,932	659,469
Second mortgages	7,701	8,202
HELOC (consumer)	6,569	7,652
Commercial real estate	238,565	385,687
Other	6,605	10,626

Total 90+ days delinquent	911,372	1,071,636

Total delinquent loans	$1,097,853	$1,302,761

          We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports submitted to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is a loan initially considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $203.9 million, 60 day delinquencies equaled $121.9 million and 90 day delinquencies equaled $959.8 million at September 30,

2010. Total delinquent loans under the MBA Method total $1.3 billion or 17.6% of loans held for investment at September 30, 2010. By comparison, delinquent loans under the MBA Method total $1.5 billion or 19.1% of loans held for investment at December 31, 2009.
          The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest:
NON-ACCRUAL LOANS

	At September 30, 2010
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
	(Dollars in thousands)
Mortgage loans	$4,479,814	$650,696	14.5%	72.5%
Second mortgages	185,062	7,701	4.2%	0.9%
Commercial real estate	1,341,009	226,021	16.9%	25.2%
Construction	9,956	2,688	27.0%	0.3%
Warehouse lending	913,494	—	—	—
Consumer	373,086	7,065	1.9%	0.8%
Commercial non-real estate	9,805	2,594	26.5%	0.3%

Total loans	7,312,226	$896,765	12.3%	100.0%

Less allowance for loan losses	(474,000)

Total loans held for investment, net	$6,838,226

          Asset Sale. On November 2, 2010, the Company announced that it had entered into an agreement to sell approximately $474 million of non-insured non-performing residential first mortgage loans and will reclassify an additional $86 million in residential non-performing loans as available for sale.
          The Company expects to receive approximately $209 million, or 44% of book value before allocated allowance for loan losses, for the $474 million of non-performing loans. Approximately $133 million of the allowance for loan losses is currently allocated to the $474 million of non-performing loans. In aggregate, the Company expects a loss of approximately $132 million on the transaction, which is expected to close in the fourth quarter 2010. The Company also expects that the carrying value of the remaining residential non-performing loans (excluding those insured by FHA or VA) will be reclassified to available for sale on the Company’s balance sheet and reflect fair value based upon the value at which the above-mentioned transaction is completed.
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
          Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential mortgage loans, into categories that have exhibited a greater loss exposure such as delinquent and modified loans. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and non-accrual amounts.
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
          The deterioration in credit quality that began in the latter half of 2007 continued throughout 2008, 2009 and into a portion of 2010 as evidenced by worsening in the local and national economies and steep declines in the real estate market. This deterioration may be stabilizing as reflected in the decrease in delinquency rates. The overall delinquency rate (loans over 30 days delinquent using the OTS Method) decreased for the first nine months in 2010 to 15.01% down from 16.89% as of December 31, 2009 and, for seriously delinquent loans (loans over 90 days delinquent using the OTS Method), to 12.46% from 13.89%, respectively. At September 30, 2010, nonperforming loans totaled $911.4 million, a decrease of $160.3 million, or 15.0% over the amount at December 31, 2009. Certain portfolios continue to show particular credit weakness. These include construction and land lot loans, as well as the commercial real estate portfolio.
          Residential Real Estate. As of September 30, 2010, non-performing residential first mortgages, including land lot loans, decreased to $651.9 million, down $7.5 million or 1.1% from $659.5 million at the end of 2009. Although our portfolio is diversified throughout the United States, the largest concentrations of these loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through a portion of 2010. Net charge-offs within the residential first mortgage portfolio, totaled $112.0 million for the nine month period ended September 30, 2010 compared to $92.1 million for the same period in 2009, which represents an 21.6% increase.
          The overall delinquency rate in the residential construction loan portfolio was 38.59% as of September 30, 2010, down from 42.45% as of December 31, 2009. Non-performing construction loans decreased to $3.2 million or 32.11% of the construction loan portfolio as of September 30, 2010 up from 29.06% as of December 31, 2009. With the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio is experiencing declines in credit quality. Net charge-offs in the construction loan portfolio totaled approximately $0.5 million for the nine month period ended September 30, 2010 down from $2.5 million for the same period in 2009.
          Commercial Real Estate. The commercial real estate portfolio has experienced deterioration in credit beginning in mid-2007 primarily in the commercial land residential land development loans and continuing into 2010 to other asset classes. Office and retail loan portfolios continue to face pressure from current economic conditions, but recent trends are showing signs of improvement. Non-performing commercial real estate loans have decreased to 17.8% of the portfolio at September 30, 2010 down from 24.10% as of the end of 2009. Net charge-offs within the commercial real estate portfolio totaled $97.2 million for the nine month period ended September 30, 2010 down from $102.7 million for the same period in 2009.
          Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.
          The allowance for loan losses decreased to $474.0 million at September 30, 2010 from $524.0 million at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans increased to 52.0% from 48.9% at December 31, 2009, which reflects the changes in assumptions for loss rates as well as the effect of charge-offs taken during the period in light of the virtually static nature of the Bank’s portfolio (i.e., few new loans). The allowance for loan losses as a percentage of investment loans decreased to 6.48% from 6.79% as of December 31, 2009.

          The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category as of September 30, 2010:
Allowance For Loan Losses

	At September 30, 2010
	Investment	Percent		Percentage
	Loan	of	Allowance	to Total
	Portfolio	Portfolio	Amount	Allowance
	(Dollars in thousands)
Mortgage loans	$4,479,814	61.3%	$269,683	56.9%
Second mortgages	185,062	2.5	30,998	6.5
Commercial real estate	1,341,009	18.4	123,980	26.2
Construction	9,956	0.1	1,997	0.4
Warehouse lending	913,494	12.5	5,881	1.2
Consumer	373,086	5.1	29,287	6.2
Commercial non-real estate	9,805	0.1	2,468	0.5
Unallocated	—	—	9,706	2.0

Total	$7,312,226	100.0%	$474,000	100.0%

          The following tables set forth certain information regarding the general reserve and specific reserve composition of allowance for loan losses as of September 30, 2010:
Composition of Allowance for Loan Losses
At September 30, 2010

	General	Specific
	Reserves	Reserves	Total
	(Dollars in thousands)
First mortgage loans	$240,671	$29,012	$269,683
Second mortgage loans	30,433	565	30,998
Commercial real estate loans	43,048	80,932	123,980
Construction loans — residential	1,966	31	1,997
Warehouse lending	4,457	1,424	5,881
Consumer loans, including home equity lines of credit	29,093	194	29,287
Non-real estate commercial	1,218	1,250	2,468
Other and unallocated	9,706	—	9,706

Total allowance for loan losses	$360,592	$113,408	$474,000

          The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table shows the activity in the allowance for loan losses during the indicated periods:
Activity Within the Allowance For Loan Losses

			For the Year
	For the Nine Months Ended		Ended
	September 30,	September 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Beginning balance	$524,000	$376,000	$376,000
Provision for loan losses	200,978	409,420	504,370

Charge-offs
First mortgage	(113,894)	(94,178)	(127,257)
Second mortgage	(21,939)	(31,815)	(42,695)
Commercial	(98,009)	(103,647)	(147,549)
Construction — residential	(500)	(2,487)	(2,922)
Warehouse	(1,900)	(503)	(1,123)
Consumer:
HELOC	(16,944)	(25,322)	(35,807)
Other consumer	(2,061)	(2,693)	(4,634)
Other	(2,239)	(1,919)	(2,789)

Total charge-offs	(257,486)	(262,564)	(364,776)

Recoveries
First mortgage	1,854	2,070	2,802
Second mortgage	1,194	605	888
Commercial	782	996	2,586
Construction — residential	7	34	35
Warehouse	444	6	12
Consumer:
HELOC	1,042	496	822
Other consumer	637	296	411
Other	548	641	850

Total recoveries	6,508	5,144	8,406

Charge-offs, net of recoveries	(250,978)	(257,420)	(356,370)

Ending balance	$474,000	$528,000	$524,000

Net charge-off ratio	4.53%	3.96%	4.20%

          The following table sets forth information regarding non-performing loans (i.e., over 90 days delinquent loans) at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
Non-performing loans	2010	2009
	(Dollars in thousands)
Loans secured by real estate
Home loans — secured by first lien	$651,932	$659,469
Home loans — secured by second lien	7,701	8,202
Home equity lines of credit	6,569	7,652
Construction — residential	3,196	4,835
Commercial	238,565	385,687

Total non-performing loans secured by real estate	907,963	1,065,845

Commercial	2,744	4,666
Other consumer	665	1,127

Total non-performing loans held in portfolio	$911,372	$1,071,638

          In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These aggressive modification programs began in the latter months of 2009 and increased substantially in 2010. As of September 30, 2010, we had $748.8 million in restructured loans in the loans held for investment portfolio, of which $299.0 million were included in non-performing loans.
          Restructured loans by loan type are presented in the following table:

	September 30,	December 31,
Restructured Loans	2010	2009
(Dollars in thousands)
First mortgage loans	$621,865	$537,462
Second mortgage loans	11,269	15,719
Commercial	115,654	156,991
HELOC	—	98
Other consumer	—	—

Total	$748,788	$710,270

          Accrued Interest Receivable. Accrued interest receivable decreased to $37.9 million at September 30, 2010 from $44.9 million at December 31, 2009 reflecting a (15.7%) decline. Also, the balance of non-accrual declined to $0.9 billion at September 30, 2010 from $1.1 billion at December 31, 2009. We typically collect interest in the month following the month in which it is earned.
          Repossessed Assets, Net. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held for investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At September 30, 2010, we had $198.6 million of repossessed assets compared to $177.0 million at December 31, 2009. The increase was the result of an increase of $52.3 million in new foreclosures to $187.4 million during the nine month period ended September 30, 2010 as compared to $135.1 million during the nine month period ended September 30, 2009.
          Increased attention has been placed in the mortgage banking industry recently on documentation and review associated with foreclosure processes. The Company believes its foreclosure processes follow established safeguards, and the Company routinely reviews its policies and procedures to reconfirm their quality. The Company will continue to review its foreclosure processes and comply with any information requests received from its regulators or other governmental officials.

          The following schedule provides the activity for repossessed assets during each of the past five quarters:
Net Repossessed Asset Activity

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
	(Dollars in thousands)
Beginning balance	$198,230	$167,265	$176,968	$164,898	$131,620
Additions	55,522	91,119	40,750	60,466	69,032
Disposals	(55,167)	(60.154)	(50,453)	(48,396)	(35,754)

Ending balance	$198,585	$198,230	$167,265	$176,968	$164,898

          Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $233.2 million at September 30, 2010, a decrease of $6.1 million, or 2.5% from $239.3 million at December 31, 2009. Our investment in property and equipment decreased due to our decision to limit branch expansion and the closure of a portion of our home lending centers.
          Mortgage Servicing Rights. At September 30, 2010, MSRs included residential MSRs carried at fair value amounting to $447.0 million and consumer MSRs carried at lower of amortized cost or market amounting to zero. At December 31, 2009, residential MSRs amounted to $649.1 million and consumer MSRs carried at amortized cost amounted to $3.2 million. During the nine months ended September 30, 2010 and 2009, we recorded additions to our residential MSRs of $157.2 million and $268.0 million, respectively, due to loan sales or securitizations. Also, during the nine month period ended September 30, 2010, we reduced the amount of MSRs by $127.4 million related to bulk servicing sales and $54.0 million related to loans that paid off during the period and decreases of $177.9 million related to the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. See Note 12 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
          The principal balance of the loans underlying our total MSRs was $52.3 billion at September 30, 2010 versus $56.6 billion at December 31, 2009, with the decrease primarily attributable to our bulk and flow servicing sale of $12.3 billion in underlying loans partially offset by loan origination activity for 2010.
          Other Assets. Other assets increased $0.8 billion, or 56.7% to $2.1 billion at September 30, 2010 from $1.3 billion at December 31, 2009. We sell a majority of the mortgage loans produced into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When we sell or securitize mortgage loans, we make customary representations and warranties. If a defect is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Repurchased loans that are performing according to their terms are included within loans held for investment portfolio. Repurchased loans that are not performing when repurchased are included within the “other assets” category. A significant portion of these loans are government-guaranteed or insured loans that are repurchased from Ginnie Mae securitizations in place of continuing to advance delinquent principal and interest installments to security holders after a specified delinquency period. Losses and expenses incurred on these repurchases through the foreclosure process generally are reimbursed according to claim filing guidelines. The balance of such Ginnie Mae loans held by us was $1.5 billion at September 30, 2010 and $826.3 million at December 31, 2009. The balance has increased substantially year over year due to the growth in our government lending area throughout 2007 and 2008 combined with the increase in the default levels within the marketplace. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Liabilities
          Deposits. Our deposits can be subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts decreased $0.1 billion, or 1.8% to $5.4 billion at September 30, 2010, from $5.5 billion at December 31, 2009. Saving and checking accounts totaled 25.21% of total retail deposits. In addition, at September 30, 2010, retail certificates of deposit totaled $3.5 billion, with an average balance of $32,457 and a weighted average cost of 2.39% while money market deposits totaled $539.9 million, with an average cost of 0.96% Overall, the retail division had an average cost of deposits of 1.83% at September 30, 2010 versus 2.12% at December 31, 2009, reflecting slight increases in savings and money market accounts balances as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposits.
          We call on local governmental agencies as another source for deposit funding. Government banking deposits increased $212.9 million or 38.2% to $770.4 million at September 30, 2010, from $557.5 million at December 31, 2009. These balances fluctuate during the year as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following nine-months. These deposits had a weighted average cost of 0.67% at September 30, 2010 versus 0.60% at

December 31, 2009. These deposit accounts include $303.4 million of certificates of deposit with maturities typically less than one year and $467 million in checking and savings accounts.
          In past years, our national accounts division garnered national accounts, i.e., wholesale deposits, through the use of investment banking firms. These deposit accounts decreased $0.7 billion, or 35.0% to $1.3 billion at September 30, 2010, from $2.0 billion at December 31, 2009. These deposits had a weighted average cost of 2.73% at September 30, 2010 versus 2.52% at December 31, 2009. We do not anticipate adding any national account deposits in 2010.
          Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits increased $0.3 billion to $1.1 billion at September 30, 2010 from $0.8 billion at December 31, 2009. This increase is the result of our increase in mortgage loans being serviced for others as well as a higher volume of loan payoffs which accrue until remitted to the respective U.S. government sponsored agency for whom the Bank is servicing loans.
          We participate in the Certificate of Deposit Account Registry Service program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This provides our customers with the opportunity to receive FDIC insurance up to $50 million. At September 30, 2010, $579.7 million of our total CDs were related to this program.
          The composition of our deposits was as follows:
Deposit Portfolio

	September 30, 2010			December 31, 2009
		Month	Percent		Month	Percent
		End	Of		End	Of
	Balance	Rate (4)	Balance	Balance	Rate (4)	Balance
	(Dollars in thousands)
Demand accounts	$550,605	0.32%	6.43%	$546,218	0.38	6.22%
Savings accounts	809,023	1.01	9.45	724,278	0.73	8.25
Money Market	539,901	0.96	6.31	632,099	0.56	7.20
Certificates of deposit (1)	3,494,141	2.39	40.81	3,552,090	2.94	40.46

Total retail deposits	5,393,670	1.83	63.00	5,454,685	2.12	62.13

Municipal deposits (2)	770,404	0.67	9.00	557,495	0.60	6.35
National accounts	1,257,926	2.73	14.69	2,009,866	2.52	22.90
Company controlled deposits (3)	1,139,943	—	13.31	756,423	—	8.62

Total deposits	$8,561,943	1.61	100.0%	$8,778,469	1.93	100.0%

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.3 billion and $1.6 billion at September 30, 2010 and December 31, 2009, respectively.

(2)	Government accounts include funds from municipalities and public schools.

(3)	These accounts represent portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(4)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.
          FHLB Advances.The Company prepaid a $250 million higher cost FHLB advance at the end of each of the second and third quarters of 2010 for a total of $500 million, decreasing the FHLB advance balance to $3.4 billion at September 30, 2010 from, $3.9 billion at December 31, 2009. The Company incurred penalties to prepay these advances of $11.9 million in September of 2010 and $7.9 million in June of 2010.
          During October of 2010, $1.9 billion of the Company’s FHLB advances were restructured, resulting in a longer duration at lower interest rates. The average remaining term was changed to 5.5 years from 1.7 years and the average interest rate of that $1.9 billion of advances was lowered from 4.34% to 3.11%. The result in the overall $3.4 billion FHLB advance portfolio was an increase in the average remaining term to 4.6 years from 2.5 years and a decrease in the weighted average interest rate from 4.20% to 3.52%.
          Security Repurchase Agreements. In the second quarter of 2010 we prepaid our entire balance of security repurchase agreements, totaling $310.6 million. We made no new borrowings utilizing security repurchase agreements in the third quarter of 2010.

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
          Long-Term Debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years. Based upon recently-enacted federal banking legislation, trust preferred securities may no longer be included as part of the Bank’s Tier 1 capital issued after May 19, 2010, and existing trust preferred securities may remain includable in Tier 1 capital only if the Bank had assets of $15.0 billion or less at December 31, 2009. On such date, the Bank had assets below that amount, and its trust preferred securities therefore should remain includable in Tier 1 capital even if the Bank’s assets subsequently increase above the $15.0 billion.
          Accrued Interest Payable. Accrued interest payable decreased $7.8 million, or 29.8% to $18.3 million at September 30, 2010 from $26.1 million at December 31, 2009. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. For the nine month period ended September 30, 2010, the average overall rate on our deposits decreased 90 basis points to 2.25% from 3.15% for the same period in 2009. The average balance of our interest-bearing liabilities also decreased during that period by $2.2 billion.
          Secondary Market Reserve. We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers , including securitization trusts we sponsored, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $77.5 million and $66.0 million at September 30, 2010 and December 31, 2009, respectively. The increase in our secondary market reserve was the result of the increase in our loss rate during the current and previous year on repurchases or indemnification to the purchaser of loans sold and the increase in volume of loans repurchased or indemnified.
          For the nine months ended September 30, 2010, we increased the provision $23.2 million for new loan sales and $51.2 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $62.9 million for realized losses.
          Other Liabilities. Other liabilities increased $231.6 million, or 97.4% to $469.5 million at September 30, 2010 from $237.9 million at December 31, 2009. In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and must, under U.S. GAAP, re-recognize the loan on its balance sheet, included in loans available for sale, and establish a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. The repurchase option asset, included in loans available for sale, and corresponding liability, which we include as part of our other liabilities was $135.6 million at September 30, 2010.

Liquidity and Capital Resources
     Our principal uses of funds include loan originations and operating expenses. At September 30, 2010, we had outstanding rate-lock commitments to lend $4.8 billion in mortgage loans and commitments for consumer loans and second mortgages totaling less than $100,000. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total unused collateralized lines of credit, including construction, consumer, warehouse, first and second HELOCs and commercial totaled $1.1 billion at September 30, 2010.
     We did not pay any cash dividends on our common stock during 2010 and 2009. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings association that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
     At September 30, 2010, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 9.1% for Tier 1 capital and 16.9% for total risk-based capital.
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
     We also service residential mortgages for various external parties. We receive a service fee based on the unpaid balances of servicing rights as well as ancillary income (late fees, float on payments, etc.) as compensation for performing the servicing function. An increase in mortgage prepayments, as is often associated with declining interest rates, can lead to reduced values on capitalized mortgage servicing rights and ultimately reduced loan servicing revenues. In the first quarter of 2008, we began to specifically hedge the market risk associated with mortgage servicing rights using a portfolio of U.S. Treasury note futures and options. To the extent that the hedging strategies are not effective, our profitability associated with the mortgage servicing activity may be adversely affected.
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
     The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2010 as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The September 30, 2010 and December 31, 2009 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment exceptions, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
     The analysis is based on our interest rate exposure at September 30, 2010 and December 31, 2009 and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in different interest rate outcomes are not incorporated in this analytical framework.
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
     The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

September 30, 2010					December 31, 2009
Scenario	NPV	NPV%	$Charge	%Charge	Scenario	NPV	NPV%	$Charge	%Charge
300	$776.5	5.73%	$(214.4)	(21.6)%	300	$269.4	2.00%	$(231.5)	(46.2)%
200	898.2	6.55	(92.7)	(92.7)	200	392.7	2.87	(108.2)	(21.6)
100	984,3	7.11	(6.7)	(0.7)	100	485.6	3.50	(15.3)	(3.1)
Current	990.9	7.12			Current	500.9	3.57	—	—
-100	1,001.9	7.18	11.0	1.1	-100	416.4	2.96	(84.5)	(16.9)

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended September 30, 2010, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Item 1A to Part II of the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2010 and Item 1A to Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, except the following risk factors that update and supplement the risk factors in those reports.
Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves.
Approximately 61.4% of our loans held for investment portfolio as of September 30, 2010 were comprised of loans collateralized by real estate in which we were in the first lien position. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.
As with most lending institutions, we maintain an allowance for loan losses to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects management’s estimate of the probable and inherent losses in our portfolio of loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Moreover, our regulators may require revisions to our allowance for loan losses, which may have an adverse effect on our earnings and financial condition.
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
If market conditions remain poor or further deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the value of residential properties. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect our loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.
Our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings.
Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in our debt ratings, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon our results of operations, including but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the consolidated statement of financial condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our financial reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.
Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the FHLB or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain of these funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.
Financial services reform legislation recently signed by the President will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and, together with other potential legislation, result in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies must adopt a broad range of new implementing rules and regulations and are given significant discretion in drafting the implementing rules and regulations. Consequently, the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, the new law provides that the OTS, which currently is the primary federal regulator for the Company and the Bank, will be abolished. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company.
Savings and loan holding companies, including the Company, will also be required to serve as a source of financial strength to their depository institution subsidiaries. The Federal Reserve is also authorized to impose capital requirements on savings and loan holding companies and subject such companies to new and potentially heightened examination and reporting requirements.
Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.
The Dodd-Frank Act directs the FDIC to redefine the base for deposit insurance assessments paid by banks from domestic deposits to average consolidated total assets less tangible equity capital, and the change will affect the deposit insurance fees paid by the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2013.
The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection (the “Bureau”) with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
The Dodd-Frank Act also established new requirements relating to residential mortgage lending practices, including limitations on mortgage origination fees and new minimum standards for mortgage underwriting.
At this time, it is difficult to predict the overall impact of the Dodd-Frank Act and the implementing rules and regulations on the Bank. However, it is expected that, at a minimum, operating and compliance costs will increase and interest expense could increase. Moreover, the Dodd-Frank Act did not address reform of the Fannie Mae and Freddie Mac, and the results of any such reform, and their impact on us, are difficult to predict and may result in unintended consequences.
Our business is highly regulated and the regulations applicable to us are subject to change.
The banking industry is extensively regulated at the federal and state levels. Insured depository institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is currently the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the DIF and for our depositors and borrowers, and are not intended to protect the interests of investors in our securities. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, it is likely that there will be significant changes to the banking and financial institutions regulatory regime in light of recent government intervention in the financial services industry, and it is not possible to predict the impact of such changes on our results of operations. Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies are continuing to become subject to heightened regulatory practices, requirements or expectations, the implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. For example, regulators view of capital adequacy has been evolving, and while we have historically operated at lower Tier 1 capital levels, we are currently operating at a Tier 1 capital ratio of greater than 9% and do not currently intend to operate at lower Tier 1 capital levels in the future. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of nonbanks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk.
We and the Bank are subject to the restrictions and conditions of the supervisory agreements with the OTS. Failure to comply with the supervisory agreements could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.
We and the Bank entered into supervisory agreements with the OTS on January 27, 2010, which require that the Bank and we separately take certain actions to address issues identified by the OTS, as further described in our Current Report on Form 8-K filed with the SEC on January 28, 2010. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, the requirements of the supervisory agreements, failure to comply with the supervisory agreements in the time frames provided, or at all, could result in additional enforcement orders or penalties from our regulators, which could include further restrictions on the Bank’s and our business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity.
Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.
Beginning in late 2008 and continuing in 2009, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on insured institutions due to recent bank and savings association failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The FDIC assessment is also based on risk categories, with the assessment rate increasing as the risk the financial institution poses to the DIF increases. Any increases resulting from our movement within the risk categories could increase our deposit insurance costs and negatively impact our earnings. The FDIC may also impose additional emergency special assessments that will adversely affect our earnings.
In addition, the Dodd-Frank Act requires the FDIC to substantially revise its regulations for determining the amount of an institution’s deposit insurance premiums. The Dodd-Frank Act also makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. These changes may result in additional increases to our FDIC deposit insurance premiums.
Future dividend payments and common stock repurchases may be further restricted.
Under the terms of the TARP, for so long as any preferred stock issued under the TARP remains outstanding, we are prohibited from increasing dividends on our common stock and preferred stock, and from making certain repurchases of equity securities, including our common stock and preferred stock, without U.S. Treasury’s consent until the third anniversary of U.S. Treasury’s investment or until U.S. Treasury has transferred all of the preferred stock it purchased under the TARP to third parties. Furthermore, as long as the preferred stock issued to U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock and preferred stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
In addition, our ability to make dividend payments is subject to statutory restrictions and the limitations set forth in the supervisory agreements. Pursuant to our supervisory agreement with the OTS, we must receive the prior written non-objection of the OTS in order to pay dividends, including the alternate dividend amount. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend.
The short-term and long-term impact of the new Basel III capital standards is uncertain.
On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement to a strengthened set of capital requirements for internationally active banking organizations in the United States and around the world, known as Basel III. The agreement is supported by the U.S. federal banking agencies. While the short- and long-term impact of any U.S. implementation of Basel III remains uncertain, Basel III is expected to impose new minimum capital requirements on banking institutions, as well as a capital conservation buffer that can be used by banks to absorb losses during periods of financial and economic stress. As currently drafted, Basel III would limit the inclusion of mortgage servicing rights and deferred tax assets to 10% of Tier 1 capital, individually, and 15% of Tier 1 capital, in the aggregate. Our mortgage servicing rights and deferred tax assets currently significantly exceed the limit, and there is no assurance that they will be includable in Tier 1 capital in the future. The final package of Basel III reforms is expected to be submitted at the G-20 Leaders Summit in November 2010 for endorsement by G-20 leaders and will be subject to adoption by member nations. The agreement calls for national jurisdictions to implement the new requirements beginning January 1, 2013. At that time, the U.S. federal banking agencies will be expected to have implemented appropriate changes to incorporate the Basel III concepts into U.S. capital adequacy standards. While the Basel III changes as implemented in the United States will likely result in generally higher regulatory capital standards, it is difficult at this time to predict how any new standards will ultimately be applied to us or the Bank.
We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition.
We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our consolidated statement of financial condition, and derivatives counterparties. Counterparty risk can also adversely affect our ability to acquire, sell or hold mortgage servicing rights in the future. For example, because mortgage servicing rights are a contractual right, we may be required to sell the mortgage servicing rights by counterparties. The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced economic hardships and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.
Our secondary market reserve for losses could be insufficient.
We currently maintain a secondary market reserve, which is a liability on our consolidated statement of financial condition, to reflect our best estimate of expected losses that we have incurred on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce our net gain on loan sales, with adjustments to our previous estimates recorded as an increase or decrease to our other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, and present economic conditions, among other things. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our consolidated statements of financial condition and results of operations.
We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm our liquidity, results of operations and financial condition.
When we sell mortgage loans, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including Fannie Mae, Freddie Mac and Ginnie Mae, about the mortgage loans and the manner in which they were originated. Our whole loan sale agreements require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available to us against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchasers, guarantors and insurers of mortgage loans against us, and we face the further risk that the originating broker or correspondent, if any, may not have the financial capacity to perform remedies that otherwise may be available to us. Therefore, if a purchasers, guarantors or insurers enforce their remedies against us, we may not be able to recover our losses from the originating broker or correspondent. In recent months, the rate of repurchase demands has been increasing. If repurchase and indemnity demands increase and such demands are legitimate, our liquidity, results of operations and financial condition may be adversely affected.
Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.
Mortgage production, especially refinancings, decline in rising interest rate environments. While we are currently experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.
Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and Ginnie Mae and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including Fannie Mae, Freddie Mac and Ginnie Mae, are government-sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly effect the activity of such government-sponsored enterprises could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations, it is currently unclear whether further changes would significantly and adversely affect our operations. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and Ginnie Mae and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Administration (the “FHA”) loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie

Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased delinquent loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our capital and liquidity needs, and there can be no assurance that we will have sufficient capital or liquidity to continue to purchase such loans out of the Ginnie Mae pools.
Any significant impairment of our eligibility with any of Fannie Mae, Freddie Mac and Ginnie Mae could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.
We may be exposed to other operational, legal and reputational risks.
We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, disputes with employees and contractors, customers or outsiders, litigation, unauthorized transactions by employees or operational errors. Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security, corporate governance and foreclosure practices, or our involvement in government programs, such as TARP, and may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. This negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. For example, current public opinion regarding defects in the foreclosure practices of financial institutions may lead to an increased risk of consumer litigation, uncertainty of title, a depressed market for non-performing assets and indemnification risk from our counterparties, including Fannie Mae, Freddie Mac and Ginnie Mae.
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
We could experience a disproportionate impact from continued adverse economic conditions because our loans are geographically concentrated in only a few states.
A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 68.2% of our mortgage loans held for investment balance at September 30, 2010. In addition, 54.8% of our commercial real estate loans are in Michigan. Continued adverse economic conditions in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
Failure to successfully implement core systems conversions could negatively impact our business.
In February 2010, the Bank converted to a new core banking system, and we are currently in the process of converting our mortgage servicing system and installing a commercial loan system. Each of these initiatives is intended to enable the Bank to support business development and growth as well as improving our overall operations. The replacement of our core systems has wide-reaching impacts on our internal operations and business. We can provide no assurance that the amount of this investment will not exceed our expectations and result in materially increased levels of expense or asset impairment charges. There is no assurance that these initiatives will achieve the expected cost savings or result in a positive return on our investment. Additionally, if our new core systems do not operate as intended, or are not implemented as planned, there could be disruptions in our business which could adversely affect our financial condition and results of operations.
We may incur additional costs and expenses relating to our foreclosure procedures.
Officials in 50 states and the District of Columbia have announced a joint investigation of the procedures followed by banks and mortgage companies in connection with completing affidavits relating to home foreclosures, specifically with respect to (i) whether the persons signing such affidavits had the requisite personal knowledge to sign the affidavits and (ii) compliance with notarization requirements. Although we are continuing our review, we believe that there are a number of structural differences between our business and the resulting practices and those of the larger servicers that have been publicized in the media. For example, we do not engage of bulk purchases of loans from other servicers or investors, nor have we engaged in any acquisitions that typically result in multiple servicing locations and integration issues from both a processing and personnel standpoint. As a result, we are not required to service seasoned loans following a transfer and all of our servicing functions are performed in one location and on one core operating system. In addition, we sell servicing rights with some regularity and the sale of servicing rights has allowed for a more reasonable volume of loans that our staff has to manage. Despite these structural differences, we expect to incur additional costs and expenses in connection with our foreclosure procedures. In addition, there can be no assurance that we will not incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to our foreclosure procedures.
Our ability to make opportunistic acquisitions and our participation in FDIC-assisted acquisitions or assumption of deposits from a troubled institution are subject to significant risks, including the risk that our regulators will not provide the requisite approvals.
We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further our business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that we will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that we will be successful in integrating acquired businesses into our operations. Our ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.
We could, as a result of a stock offering or future trading activity in our common stock or convertible preferred stock, experience an “ownership change” for tax purposes that could cause us to permanently lose a portion of our U.S. federal deferred tax assets.
As of September 30, 2010, our net federal and state deferred tax assets were approximately $267.1 million and $42.4 million respectively, which includes both federal and state operating losses. These net deferred tax assets were fully offset by valuation allowances of the same amounts. As of December 31, 2009, our federal net operating loss carry forwards totaled approximately $427 million, which gave rise to $149.4 million of federal deferred tax assets. Our ability to use our deferred tax assets to offset future taxable income will be significantly limited if we experience an “ownership change” as defined for U.S. federal income tax purposes. MP Thrift, our controlling stockholder, held approximately 69.1% of our voting common stock as of September 30, 2010. Even if this offering and the concurrent common stock offering do not cause us to experience an “ownership change,” these transactions may materially increase the risk that we could experience an “ownership change” in the future. As a result, issuances or sales of common stock or other securities in the future (including common stock or convertible preferred stock issued in this offering or the concurrent common stock offering), or certain other direct or indirect changes in ownership, could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an “ownership change” occurs. An “ownership change” is generally a greater than 50 percentage point increase by certain “5% shareholders” during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.
The relevant calculations under Section 382 of the Code are technical and highly complex. Any stock offering, combined with other ownership changes, could cause us to experience an “ownership change.” If an “ownership change” were to occur, we believe it could cause us to permanently lose the ability to realize a portion of our deferred tax asset, resulting in reduction to total shareholders’ equity.

The results of the stress test that we have conducted using the SCAP methodology may be incorrect and may not accurately predict potential losses on our assets, our future revenue to offset such losses or the impact on us if the condition of the economy were to continue to deteriorate more than assumed.
In May 2009, the Federal Reserve announced the results of the Supervisory Capital Assessment Program (the “SCAP”), commonly referred to as the “stress test,” of the near-term capital needs of the 19 largest U.S. banks. Under the SCAP methodology, financial institutions were required to maintain Tier 1 common equity at or above 4% of risk weighted assets. Although we were not subject to the Federal Reserve review under the SCAP, we conducted our own analysis of our capital position as of December 31, 2009, using many of the same methodologies of the SCAP. Although our analysis concluded that we will maintain sufficient Tier 1 common equity under a SCAP methodology, there can be no assurance that the analysis is correct. In addition, while we believe we applied appropriate assumptions in performing the analysis, the SCAP methodology may not accurately predict potential losses on our assets and the underlying assumptions of our future revenue to offset such losses may be inaccurate. Moreover, the results of the stress test may not accurately reflect the impact on us if economic conditions are materially different than our assumptions.
Changes in accounting standards may impact how we report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In addition, we may from time to time experience weaknesses or deficiencies in our internal control over financial reporting that can affect our recording and reporting of financial information. In some cases we could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
     On September 29, 2009, the Company and Joseph P. Campanelli entered into a purchase agreement, pursuant to which Mr. Campanelli will purchase 198,750 shares of the Company’s common stock at a purchase price of $10.50 per share. On September 29, 2010, Mr. Campanelli purchased 24,375 shares pursuant to the purchase agreement. In addition, Mr. Campanelli will purchase 24,375 shares of Common Stock on each June 30 in 2011 and 2012 and each December 31 in 2010, 2011, and 2012. The Common Stock was offered and sold, or will be sold, to Mr. Campanelli in offerings exempt from the requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.
     Issuer Purchases of Equity Securities
     The Company made no purchases of its equity securities during the quarter ended September 30, 2010.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference)

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference)

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference)

3.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by references)

3.6*	Certificate of Designation of Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D of the Company (previously filed as Exhibit 3.1 to the Company’s Form 8-A, dated as of October 28, 2010, and incorporated herein by references)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by references

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC. Registrant
Date: November 9, 2010	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of the Company, as amended (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, and incorporated herein by reference)

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference)

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference)

3.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by references)

3.6*	Certificate of Designation of Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D of the Company (previously filed as Exhibit 3.1 to the Company’s Form 8-A, dated as of October 28, 2010, and incorporated herein by references)

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

*	Incorporated herein by references