Form 10-K
period 2010-12-31
FLAGSTAR BANCORP INC
filed 2011-03-15
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16577

(Exact name of registrant as specified in its charter)

Michigan	38-3150651

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No ☑

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($3.14 per share) as reported on the New York Stock Exchange on June 30, 2010, was approximately $144.9 million. The registrant does not have any non-voting common equity shares.

As of March 1, 2011, 553,621,448 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank. At December 31, 2010, our total assets were $13.6 billion, making Flagstar the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 64.3% of our voting common stock as of December 31, 2010.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) of the United States Department of the Treasury (“U.S. Treasury”). We are a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and are subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. Of these, 98 facilities are owned and 64 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross-sell other products to existing customers and increase our customer base. At December 31, 2010, we had a total of $8.0 billion in deposits, including $5.4 billion in retail deposits, $0.7 billion in government funds, $0.9 billion in wholesale deposits and $1.0 billion in company-controlled deposits.

We also operate 27 home loan centers located in 13 states, which originate one-to-four family residential mortgage loans as part of our retail home lending business. These offices employ approximately 146 loan officers. We also originate retail loans through referrals from our 162 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with almost 2,300 mortgage brokers and nearly 1,100 correspondents, which are located in all 50 states and serviced by 132 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With over $26.6 billion in mortgage originations in 2010, we are ranked by industry sources as the 11th largest mortgage originator in the nation with a 1.7% market share.

Our earnings include net interest income from our retail banking activities, fee-based income from services we provide customers, and non-interest income from sales of residential mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.8% of our total loan production during 2010 represented mortgage loans that were collateralized by first mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).

At December 31, 2010, we had 3,279 full-time equivalent salaried employees of which 278 were account executives or loan officers.

Recent Developments

Asset Sales

On November 15, 2010, we sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the available for sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses.

Subsequent to year end, we have sold $80.2 million of the $104.2 million non-performing residential first mortgage loans in the available for sale category at a sale price which approximates our carrying value.

Capital Investments

On January 30, 2009, MP Thrift purchased 250,000 shares of our Series B convertible participating voting preferred stock for $250.0 million. Upon receipt of stockholder approval, such preferred shares converted automatically at $8.00 per share into 31.3 million shares of our common stock. Pursuant to an agreement between MP Thrift and us dated January 30, 2009, MP Thrift subsequently invested an additional $100.0 million through (a) a $50.0 million purchase of our convertible preferred stock in February 2009, and (b) a $50.0 million purchase of our trust preferred securities in June 2009. The convertible preferred shares were subsequently converted into 6.3 million shares of common stock. We received proceeds from these offerings of $350.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the convertible preferred shares, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders. On April 1, 2010, the 50,000 trust preferred securities issued to MP Thrift converted into 6.25 million shares of our common stock at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $8.00 and maximum of $20.00.

On January 30, 2009, we also received from the U.S. Treasury an investment of $266.7 million for 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock and a warrant to purchase up to approximately 6.5 million shares of our common stock at an exercise price of $0.62 per share. This investment was through the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”). The preferred stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter, and the warrant is exercisable over a 10 year period.

On December 31, 2009, we commenced a rights offering of up to 70,423,418 shares of our common stock. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of common stock owned on the record date which entitled the holder to purchase one share of common stock at the subscription price of $7.10. On January 27, 2010, MP Thrift purchased 42,253,521 shares of common stock for approximately $300.0 million through the exercise of its rights received pursuant to the rights offering. During the rights offering, stockholders other than MP Thrift also exercised their rights and purchased 80,695 shares of common stock. In the aggregate, we issued 42,334,216 shares of common stock in the rights offering for approximately $300.6 million.

On March 31, 2010, we completed a registered offering of 57.5 million shares of our common stock, which included 7.5 million shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full on March 29, 2010. The public offering price of our common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20 million shares at $5.00 per share. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses.

On November 2, 2010, we completed registered offerings of 14,192,250 shares of our Series D mandatorily convertible non-cumulative perpetual preferred stock and 115,655,000 shares of our common stock. The public offering price of the convertible preferred stock and common stock was $20.00 and $1.00 per share, respectively. Upon receipt of stockholder approval, each shares of such convertible preferred stock converted into 20 shares of our common stock, based on a conversion price of $1.00 per share of common stock. As a result, a total of 399.5 million shares of our common stock was issued through this offering. MP Thrift participated in the registered offering and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($385.8 million after deducting underwriting fees and offering expenses).

Reverse Stock Split

On May 27, 2010, our board of directors authorized a one-for-ten reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by our stockholders. The reverse stock split became effective on May 27, 2010. Unless noted otherwise, all share-related amounts herein reflect the one-for-ten reverse stock split.

In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 1.53 billion to 153 million. The number of authorized shares of common stock was reduced from 3 billion to 300 million. Proportional adjustments were made to our outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock. In lieu of fractional shares, stockholders received cash payments for fractional shares that were determined on the basis of the common stock’s closing price on May 26, 2010, adjusted for the reverse stock split. The reverse stock split did not negatively affect any of the rights that accrue to holders of our outstanding options, warrants and other securities entitling their holders to purchase or receive shares of common stock, except to adjust the number of shares relating thereto accordingly.

Supervisory Agreements

On January 27, 2010, we and the Bank each entered into Supervisory Agreements with the OTS (the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” and, collectively, the “Supervisory Agreements”). See the section captioned “Regulation and Supervision” in this discussion for further information.

Expansion of Commercial Banking

On February 28, 2011, we announced plans to further the Bank’s transformation to a super community bank by hiring several new key executives and expanding the commercial banking division to the New England region. Management believes the expansion will allow the Bank to leverage its existing retail banking network and mortgage banking franchise, and that the commercial and special lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams.

Business and Strategy

We, as with the rest of the mortgage industry and most other lenders, were negatively affected in recent years by increased credit losses from the prolonged and unprecedented economic recession. Financial institutions continued to experience significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Moreover, liquidity in the debt markets remained low throughout 2010, further contributing to the decline in asset prices due to the low level of purchasing activity in the marketplace. Financial institutions also face heightened levels of scrutiny and capital and liquidity requirements from regulators.

We believe that despite the increased scrutiny and heightened capital and liquidity requirements, regulated financial institutions should benefit from reduced competition from unregulated entities that lack the access to and breadth of significant funding sources as well as the capital to meet the financing needs of their customers. We further believe that the business model of banking has changed and that full-service regional banks will be well suited to take advantage of the changing market conditions.

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

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals. We offer these services in the retail footprint to small and middle market businesses. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding the two operating segments is set forth in Note 30 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. A more detailed discussion of the two operating segments is set forth below.

Banking Operation

Our banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.

•	Branch Banking consists of 162 banking centers located throughout the State of Michigan and also in Indiana (principally in the Indianapolis Metropolitan Area) and Georgia (principally in the North Atlanta suburbs).

•	Internet Banking is engaged in deposit gathering (principally money market deposit accounts and certificates of deposits) on a nationwide basis, delivered primarily through FlagstarDirect.com.

•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout key markets, including Michigan, Indiana and Georgia.

In addition to deposits, our banking operation may borrow funds by obtaining advances from the FHLB or other federally backed institutions or by entering into repurchase agreements with correspondent banks using investments as collateral. Our banking operation may invest these funds in a variety of consumer and commercial loan products.

Our retail strategy (Branch Banking and Internet Banking) revolves around two major initiatives: improving cross sales ratios with existing customers and increasing new customer acquisition.

To improve cross sale ratios with existing customers, 10 primary products have been identified as key products on which to focus our sales efforts. These products produce incremental relationship profitability and/or improve customer retention. Key products include mortgage loans, bill pay (with online banking), debit/credit cards, money market demand accounts, checking accounts, savings accounts, certificates of deposit, lines of credit, consumer loans and investment products. At December 31, 2010, our cross sales ratio using this product set was 2.95%. Strategies have been formulated and implemented to improve this ratio.

•	To increase new customer acquisition, we have performed customer segmentation analyses to structure on-boarding strategies. We have identified the consumer profiles that best match the Bank’s product and service platform. After determining the propensity of each customer to purchase specific products offerings, the Bank then markets to those customers with a targeted approach. This includes offering banking products to mortgage customers, including those mortgage customers who reside within the branch banking footprint and have a loan that we service.

•	A major initiative to assist in the cross sales improvement and new customer acquisition was the introduction in 2010 of lending products to the Branch Banking delivery channel. Previously, no lending products were offered directly by bank branches. The ability to offer lending products to retail customers is essential to relationship profitability and customer retention. The Bank now offers a wide range of lending products directly through bank branches, including mortgages, various consumer loans and business loans. The Bank also expects to offer credit cards in mid 2011.

To further improve net interest margin, the banking operation plans to acquire high quality deposits through the following strategic focuses:

•	Growing core deposits.

•	Disciplined pricing of deposits.

•	Growing checking accounts to enhance fee income, and cross sell potential into other financial products.

•	Maintaining best in class customer service to enhance retention and increase word of mouth customer referrals.

•	Leveraging technology to enhance customer acquisition and retention:

•	Provide a comprehensive online banking platform (consumer and business) to improve retention.

•	Increase percentage of customers using online banking.

•	Increase percentage of online banking customers using bill pay and direct deposit.

•	Utilize website analytics to understand customer web traffic and keep the website updated with fresh content.

•	Establish improved mobile banking and social networking platforms to enhance customer acquisition and retention.

•	Optimize key Internet Banking ratios through website improvements, active site traffic monitoring and on line application usability.

In addition to improving the effective use of our branches, we expect to opportunistically expand our bank branch network.

Our Government Banking strategy is focused on expanding the number of full relationships through leveraging outstanding customer service levels, expanding its customer base in Michigan and Indiana and increasing the number and types of products sold to customers in Georgia.

Home Lending Operation

Our home lending operation originates, acquires, sells and services one-to-four family residential mortgage loans. The origination or acquisition of residential mortgage loans constitutes our most significant lending activity. At December 31, 2010, approximately 62.8% of interest-earning assets were held in first mortgage loans on single-family residences.

During 2010, we were one of the country’s leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Eight sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2010 used the Internet in the completion of the mortgage origination or acquisition process.

•	RETAIL. In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from 162 banking centers located in Michigan, Indiana and Georgia and the national call center located in Troy, Michigan. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. In 2010, the number of home loan centers were reduced from 32 at year-end 2009 to 27 at year-end 2010 to drive profitability and in 2011 we expect to allocate additional, dedicated home lending resources towards developing lending capabilities in 162 banking centers and the consumer direct channel. At the same time, centralized loan processing gained efficiencies and allowed lending staff to focus on originations. Despite the reduction in home loan centers, during 2010 $2.0 billion of loans were closed utilizing this origination channel, which equaled 7.5% of total originations as compared to $4.0 billion or 11.9% of total originations in 2009 and $2.6 billion or 9.5% of total originations in 2008.

•	BROKER. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently we have active broker relationships with almost 2,300 mortgage brokerage companies located in all 50 states. During 2010, $9.1 billion loans were closed utilizing this origination channel, which equaled 34.2% of total originations, as compared to $13.8 billion or 43.1% in 2009 and $12.2 billion or 44.0% in 2008.

•	CORRESPONDENT. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction the loan is acquired, usually by us paying the mortgage company a market price for the loan. Unlike several competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with over 1,100 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. Warehouse lending is not only a profitable, stand-alone business for the Company, but also provides valuable synergies within our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but there are only a limited number of experienced providers. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. (For example, in 2010, warehouse lines funded over 66% of the loans in our correspondent channel.) We plan to continue to leverage warehouse lending as a customer retention and acquisition tool in 2011. During 2010, $15.5 billion loans were closed utilizing the correspondent origination channel, which equaled 58.4% of total originations versus $14.5 billion or 45.0% originated in 2009 and $13.0 billion or 46.5% originated in 2008.

Underwriting. In past years, we originated a wide variety of residential mortgage loans, both for sale and for our own portfolio.

As a result of our increasing concerns about nationwide economic conditions, in 2007, we began to reduce the number and types of loans that we originated for our own portfolio in favor of sale into the secondary market. In 2008, we halted originations of virtually all types of loans for our held-for-investment portfolio and focused on the origination of residential mortgage loans for sale.

During 2010, we primarily originated residential mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). Virtually all of the loans placed in the held-for-investment portfolio in 2010 comprised either loans that were repurchased or, on a very limited basis, loans that were originated to facilitate the sale of our real estate owned (“REO”).

First Mortgage Loans. At December 31, 2010, most of our held-for-investment mortgage loans were originated in prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the first mortgage loans in our held-for-investment portfolio at December 31, 2010, by year of origination (also referred to as the “vintage year”, or “vintage”).

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$3,563,042	$117,908	$63,397	$12,964	$3,757,311
Average note rate	5.08%	5.77%	5.27%	5.26%	5.11%
Average original FICO score	717	671	707	718	715
Average original loan-to-value ratio	74.7%	85.3%	83.1%	77.1%	75.2%
Average original combined loan-to-value ratio	78.3%	86.1%	84.5%	79.0%	78.6%
Underwritten with low or stated income documentation	39.0%	13.0%	1.0%	8.0%	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.

First mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, mortgage loans produced through our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, a limited number of our correspondents have been delegated underwriting authority but this has not comprised more than 13% of the loans originated in any year. In all cases, loans must be underwritten to our underwriting standards. Any loan not underwritten by our employees must be warranted by the underwriter’s employer, which may be a mortgage insurance company or a correspondent mortgage company with delegated underwriting authority.

Our criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable loans, and for agency loans, the specific agency’s eligible loan-to-value ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These included the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans were collateralized by a first or second mortgage on a one-to-four family residential property.

In general, loan balances under $1,000,000 required a valid agency automated underwriting system (“AUS”) response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower is required and a full appraisal of the underlying property that would serve as collateral is obtained.

For loan balances over $1,000,000, traditional manual underwriting documentation and ratio requirements are required as are two years plus year to date of income documentation and two months of bank statements. Income documentation based solely on a borrower’s statement is an available underwriting option for each loan category. Even so, in these cases employment of the borrower is verified under the vast majority of loan programs, and income levels are usually checked against third party sources to confirm validity.

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

The following table identifies, at December 31, 2010, our current held-for-investment mortgages by major category and describes the current portfolio with unpaid principal balance, average current note rate, average original FICO score, average original loan-to-value ratio (“LTV”), the weighted average maturity and the related housing price index. The housing price index (“HPI”) LTV is updated from the original LTV based on Metropolitan Statistical Area (“MSA”)-level Office of Federal Housing Enterprise Oversight data. Loans categorized as subprime were initially originated for sale and comprised only 0.1% of the portfolio of first liens.

				Average
				Original			Housing
	Unpaid	Average	Average	Loan-to-		Weighted	Price
	Principal	Note	Original	Value		Average	Index
	Balance(1)	Rate	FICO Score	Ratio		Maturity	LTV
	(Dollars in thousands)

First mortgage loans:
Amortizing:
3/1 ARM	$178,958	3.99%	683	73.5%		270	84.3%
5/1 ARM	501,903	4.50%	713	67.3%		273	76.9%
7/1 ARM	57,060	5.36%	729	68.8%		295	84.8%
Other ARM	78,285	3.99%	667	74.1%		270	82.6%
Other amortizing	878,448	5.81%	705	72.4%		272	89.1%
Interest only:
3/1 ARM	253,483	4.43%	724	74.0%		274	86.3%
5/1 ARM	1,211,098	4.90%	723	73.4%		293	86.4%
7/1 ARM	89,471	6.07%	728	72.4%		309	94.4%
Other ARM	47,646	4.36%	723	75.2%		293	91.6%
Other interest only	357,718	5.87%	725	73.7%		312	98.1%
Option ARMs	101,297	5.74%	722	75.9%		315	102.3%
Subprime
3/1 ARM	50	10.30%	685	92.7%		298	74.5%
Other ARM	497	8.64%	595	90.0%		314	108.1%
Other subprime	1,397	5.98%	563	80.4%		256	103.4%

Total first mortgage loans	$3,757,311	5.11%	715	72.4%		285	87.4%
Second mortgages	$174,702	8.26%	734	18.7	%(2)	141	23.0	%(3)
HELOCs	$253,806	5.28%	740	21.7	%(2)	62	26.8	%(3)

(1)	Unpaid principal balance does not include premiums or discounts

(2)	Reflects LTV because these are second liens.

(3)	Does not reflect any first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of December 31, 2010 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-Investment	Unpaid Principal
	Portfolio	Balance(1)
	(Dollars in thousands)

Characteristics:
SISA (stated income, stated asset)	2.13%	$133,697
SIVA (stated income, verified assets)	15.13%	$948,829
High LTV (i.e., at or above 95%)	0.16%	$9,991
Second lien products (HELOCs, Second mortgages)	1.90%	$118,939
Loan types:
Option ARM loans	1.08%	$67,856
Interest-only loans	12.41%	$777,889
Subprime	0.01%	$671

(1)	Unpaid principal balance does not include premiums or discounts.

Adjustable Rate Mortgages. Adjustable Rate Mortgages (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value (“CLTV”) ratio, which includes second mortgages on the same collateral, was 100%, but subordinate (i.e., second mortgage) financing was not allowed over a 90% LTV ratio. At a 100% LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate”, that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Adjustable rate loans were not consistently underwritten to the fully indexed rate until the Interagency Guidance on Non-traditional Mortgage Products issued by the U.S. bank regulatory agencies was released in 2006. Teaser rates (i.e., in which the initial rate on the loan was discounted from the otherwise applicable fully indexed rate) were only offered for the first three months of the loan term, and then only on a portion of ARMs that had the negative amortization payment option available and home equity lines of credit (“HELOCs”). Due to the seasoning of our portfolio, all borrowers have adjusted out of their teaser rates at this time.

Option power ARMs, which comprised 2.7% of the first mortgage portfolio as of December 31, 2010, are adjustable rate mortgage loans that permitted a borrower to select one of three monthly payment options when the loan was first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).

Option power ARMS were originated with maximum LTV and CLTV ratios of 95%; however, subordinate financing was only allowed for LTVs of 80% or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV levels the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments, divided by the original principal balance of the loan, was generally 115%, except that the cap in New York was 110%. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5% from year to year. By 2007, option power ARMs were underwritten at the fully indexed rate rather than at a start rate. At December 31, 2010, we had $101.3 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances for the year ended December 31, 2010 was $8.0 million. The maximum balance that all option power ARMs could reach cumulatively is $138.9 million.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at December 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$2,468,870	$34,963	$10,677	$5,238	$2,519,748
Average note rate	4.74%	5.60%	5.13%	4.75%	4.75%
Average original FICO score	717	725	692	725	717
Average original loan-to-value ratio	74.93%	80.36%	84.62%	71.35%	75.04%
Average original combined loan-to-value ratio	78.9%	84.33%	92.53%	76.92%	79.03%
Underwritten with low or stated income documentation	37.0%	21.0%	9.0%	19.0%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at December 31, 2010, by year of origination:

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$101,297	—	—	—	$101,297
Average note rate	5.74%	—	—	—	5.74%
Average original FICO score	722	—	—	—	722
Average original loan-to-value ratio	70.27%	—	—	—	70.27%
Average original combined loan-to-value ratio	73.96%	—	—	—	73.96%
Underwritten with low or stated income documentation	$67,856	—	—	—	$67,856
Total principal balance with any accumulated negative amortization	$93,550	—	—	—	$93,550
Percentage of total ARMS with any accumulated negative amortization	3.81%	—	—	—	3.81%
Amount of negative amortization (i.e., deferred interest) accumulated as interest income as of 12/31/10	$8,028	—	—	—	$8,028

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the amounts of interest income arising from the net negative amortization portion of loans and recognized during the year ended December 31:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization accumulated as
	At Year-End(1)	interest income during period
	(Dollars in thousands)

2010	$93,550	$8,028
2009	$258,231	$16,219
2008	$314,961	$14,787

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the ARM loans outstanding at December 31, 2010, will reprice:

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)

Monthly	377	$73,957	2.9%
Semi-annually	4,552	1,502,130	59.6%
Annually	3,226	594,317	23.6%
No reset — non-performing loans	1,389	349,344	13.9%

Total	9,544	$2,519,748	100.0%

Set forth below as of December 31, 2010, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)

2011	$469,301	$554,482	$589,344	$516,067
2012	568,278	609,662	687,814	645,147
2013	741,534	697,735	778,609	670,257
Later years(1)	769,210	737,140	851,214	695,713

(1)	Later years reflect one reset period per loan.

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

Interest Only Mortgages. Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Accept response requirements. The LTV and CLTV maximum ratios allowable were 95% and 100%, respectively, but subordinate financing was not allowed over a 90% LTV ratio. At a 95% LTV ratio with private mortgage insurance, the FICO floor was 660, and at lower LTV levels, the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. Lower LTV and high FICO ARMs were underwritten at the start rate, while other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, and the note rate plus two percentage points if the initial fixed rate term was six months to one year.

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$1,936,834	$18,557	$540	$3,485	$1,959,416
Average note rate(2)	5.05%	5.91%	3.75%	4.97%	5.05%
Average original FICO score	724	738	672	730	724
Average original loan-to-value ratio	74.28%	78.72%	79.19%	64.42%	74.30%
Average original combined loan-to-value ratio	78.81%	79.28%	79.19%	66.59%	78.80%
Underwritten with low or stated Income documentation	40.0%	18.0%	—%	29.0%	39.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

Second Mortgages. The majority of second mortgages we originated were closed in conjunction with the closing of the first mortgages originated by us. We generally required the same levels of documentation and ratios as with our first mortgages. For second mortgages closed in conjunction with a first mortgage loan that was not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40% to 45%. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower’s primary residence, we allowed a CLTV ratio of up to 100%; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90%. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at December 31, 2010, by year of origination.

	Prior to
Year of Origination	2007	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$160,336	$12,212	$1,607	$547	$174,702
Average note rate	8.30%	7.95%	6.97%	6.91%	8.26%
Average original FICO score	733	754	714	705	734
Average original loan-to-value ratio	20.03%	19.29%	17.0%	14.69%	19.93%
Average original combined loan-to-value ratio	90.15%	79.97%	93.62%	80.39%	89.44%

(1)	Unpaid principal balance does not include premiums or discounts.

HELOCs. The majority of HELOCs loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50%. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40% to 45% and the LTV was capped at 80%. The qualifying payment varied over time and included terms such as either 0.75% of the line amount or the interest only payment due on the full line based on the current rate plus 0.5%. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100%, for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90%. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at December 31, 2010, by year of origination.

	2007 and
Year of Origination	Prior	2008	2009	2010	Total
	(Dollars in thousands)

Unpaid principal balance(1)	$232,339	$20,814	$637	$16	$253,806
Average note rate(2)	5.38%	4.16%	5.93%	6.50%	5.28%
Average original FICO score	738	755	N/A	N/A	740
Average original loan-to-value ratio	24.92%	27.52%	22.81%	9.14%	25.13%
Average original combined loan-to- value ratio	81.41%	74.66%	75.75%	69.28%	80.49%

N/A — Not available

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

Commercial Loans. Our commercial real estate loan portfolio is primarily comprised of seasoned commercial real estate loans that are collateralized by real estate properties intended to be income-producing in the normal course of business. During 2008 and 2009, as a result of continued economic and regulatory concerns, we funded commercial real estate loans that had previously been underwritten and approved but otherwise halted new commercial lending activity.

The primary factors considered in past commercial real estate credit approvals were the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Commercial real estate loans were made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being enhanced by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial real estate loans required an appraised value sufficient to satisfy our loan-to-value ratio requirements. We also generally required a minimum debt-service-coverage ratio, other than for development loans, and considered the enforceability and collectability of any relevant guarantees and the quality of the collateral.

As a result of the steep decline in originations, in early 2009, the commercial real estate lending division completed its transformation from a production orientation into one in which the focus is on working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performing loans. Toward that end, commercial real estate loan officers were largely replaced by experienced workout officers and relationship managers. A comprehensive review, including customized workout plans, were prepared for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio.

At December 31, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 19.8% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $8.9 million, or 0.1% of our investment loan portfolio. At December 31, 2009, our commercial real estate loan portfolio totaled $1.6 billion, or 20.7% of our investment loan portfolio, and our non-real estate commercial loan portfolio was $12.4 million, or 0.2% of our investment loan portfolio. We only originated $12.7 million of commercial real estate loans in 2010 and $2.9 million in 2009, primarily to facilitate the sale of the property or restructure commercial real estate loans.

At December 31, 2010, our commercial real estate loans were geographically concentrated in a few states, with approximately $674.2 million (53.8%) of all commercial loans located in Michigan, $167.3 million (13.4%) located in Georgia and $145.3 million (11.6%) located in California.

The average loan balance in our commercial real estate loan portfolio was approximately $1.5 million, with the largest loan being $41.5 million. There are approximately 30 loans with more than $389.5 million of exposure, and those loans comprise approximately 31.1% of the portfolio.

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

We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential mortgage loans. Each extension or drawdown on the line is collateralized by the residential mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2010, was $1.9 billion, of which $720.8 million was outstanding, as compared to, $1.5 billion granted at December 31, 2009, of which $448.6 million was outstanding. As of December 31, 2010 and 2009, our warehouse lines funded over 65% and 75%, respectively, of the loans in our correspondent channel. There were 289 warehouse lines of credit to other mortgage lenders with an average size of $6.5 million at December 31, 2010, compared to 229 warehouse lines of credit with an average size of $6.6 million at December 31, 2009.

The following table identifies commercial loan portfolio by major category and selected criteria at December 31, 2010:

	Unpaid
	Principal	Average	Commercial Loans on
	Balance(1)	Note Rate	Non-accrual Status
	(Dollars in thousands)

Commercial real estate loans:
Fixed rate	$924,595	6.6%	$49,912
Adjustable rate	319,232	6.8%	117,504

Total commercial real estate	$1,243,827	6.6%	$167,416

Commercial non-real estate loans:
Fixed rate	$5,024	6.4%	$53
Adjustable rate	3,710	4.9%	1,566

Total commercial non-real estate	$8,734	5.5%	$1,619

Warehouse lines of credit:
Adjustable rate	$720,770	5.7%

Total warehouse lines of credit	$720,770	5.7%

(1)	Unpaid principal balance does not include premiums or discounts.

Secondary Market Loan Sales and Securitizations. We sell a majority of the mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated:

	For the Years Ended December 31,
	2010	2009	2008
	Principal Sold	Principal Sold	Principal Sold
	%	%	%

Agency Securitizations	90.8%	95.3%	98.2%
Whole Loan Sales	9.2%	4.7%	1.8%
Private Securitizations	0.0%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

From late 2005 through early 2007, we also securitized most of our second lien mortgage loans through a process which we refer to as a private-label securitization, to differentiate it from an agency securitization. In a private-label securitization, we sold mortgage loans to our wholly-owned bankruptcy remote special purpose entity, which then sold the mortgage loans to a separate, transaction-specific trust formed for this purpose in exchange for cash and certain interests in the trust and those mortgage loans. Each trust then issued and sold mortgage-backed securities to third party investors, that are secured by payments on the mortgage loans. These securities were rated by two of the nationally recognized statistical rating organizations (i.e. — rating agencies). We have no obligation to provide credit support to either the third-party investors or the trusts. Neither the third-party investors nor the trusts generally have recourse to our assets or us, nor do they have the ability to require us to repurchase their mortgage-backed securities. We did not guarantee any mortgage-backed securities issued by the trusts. However, we did make certain customary representations and warranties concerning the mortgage loans as discussed below, and if we are found to have breached a representation or warranty, we could be required to identify the applicable trust or repurchase the mortgage loan from the trust. Each trust represents a “qualifying special purpose entity,” or QSPE, as defined under accounting guidance related to servicing assets and liabilities and therefore the trust was not required to be consolidated for financial reporting purposes. Effective January 1, 2010, we became subject to new accounting rules that eliminated the QSPE designation and its related de-consolidation effect. Instead, each such entity must now be analyzed as to whether it constitutes a “variable interest entity,” or VIE, and whether, depending upon such characterization, the trust must be consolidated for financial reporting purposes. Based on our analysis, we do not believe that such trusts are required to be consolidated.

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

When we sell mortgage loans, whether through agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, actual credit losses on repurchased loans, loss indemnifications and recovery history, among other factors. Increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of our secondary market reserve equaled $79.4 million and $66.0 million at December 31, 2010 and 2009, respectively.

Loan Servicing. The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity. During 2010, 2009 and 2008, we serviced portfolios of mortgage loans which averaged $51.7 billion, $58.5 billion and $46.2 billion, respectively. The servicing generated gross revenue of $154.3 million, $158.3 million and $148.5 million in 2010, 2009, and 2008, respectively. This revenue stream was offset by the amortization of $0.9 million, $2.4 million and $2.5 million in previously capitalized values of MSRs in 2010, 2009, and 2008, respectively. The fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

As part of our business model, we periodically sell MSRs into the secondary market, in transactions separate from the sale of the underlying loans, principally for capital management, balance sheet management or interest rate risk purposes. Over the past three years, we sold $32.3 billion of loans serviced for others underlying our MSRs, including $15.1 billion in 2010. We would not expect to realize significant gains or losses while we still record a gain or loss on sale, at the time of sale as the change in value is recorded as a mark to market adjustment on an on-going basis.

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

Flagstar Reinsurance Company

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

During 2010, FRC terminated its agreement with the last mortgage insurance company with whom it had a reinsurance agreement. Under the commutation agreement entered into in 2010, as well as the commutation agreements entered into in 2009, the mortgage insurance company took back the ceded risk (thereby again assuming the entire insured risk) and receives 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less the amount in excess of the projected amount of the future liability. At December 31, 2010, FRC had no exposure related to the reinsurance agreements. Pursuant to the commutation agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we were required to maintain in separately managed accounts. Although FRC’s obligation is subordinated to the primary insurer, we believe that FRC’s risk of loss was limited to the amount of the managed account. At December 31, 2010, this account had a zero balance. FRC’s activities are not material to our business.

Paperless Office Solutions, Inc.

Paperless Office Solutions, Inc. (“POS”), a wholly-owned subsidiary of ours, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators. POS’s activities are not material to our business.

Other Flagstar Subsidiaries

In addition to the Bank, Douglas, FRC and POS, we have a number of wholly-owned subsidiaries that are inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 3 and 18 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

Flagstar Bank

The Bank, our primary subsidiary, is a federally chartered, stock savings bank headquartered in Troy, Michigan. The Bank is also the sole stockholder of FCMC.

Flagstar Capital Markets Corporation

FCMC is a wholly-owned subsidiary of the Bank and its functions include holding investment loans, purchasing securities, selling and securitizing mortgage loans, maintaining and selling mortgage servicing rights, developing new loan products, establishing pricing for mortgage loans to be acquired, providing for lock-in support, and managing interest rate risk associated with these activities.

Flagstar ABS LLC

Flagstar ABS LLC is a wholly-owned subsidiary of FCMC that serves as a bankruptcy remote special purpose entity that has been created to hold trust certificates in connection with our private securitization offerings.

Other Bank Subsidiaries

The Bank, in addition to FCMC, also wholly-owns several other subsidiaries, all of which were inactive at December 31, 2010.

Regulation and Supervision

We are registered as a savings and loan holding company under the Home Owners Loan Act (“HOLA”) and are currently subject to OTS regulation, examination and supervision. The Bank is federally-chartered savings bank and subject to OTS regulation, examination and supervision. In addition, the Bank is subject to regulation by the FDIC and its deposits are insured by the FDIC through the DIF. Accordingly, we and the Bank are subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders and creditors. Many of these laws and regulations have undergone significant changes and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will significantly change in the future. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Pursuant to the Dodd-Frank Act, the OTS will cease to exist on July 21, 2011 (with the possibility of a six month extension) and its functions will be transferred to the Office of the Comptroller of the Currency (the “OCC”). After the transfer, the Board of Governors of the Federal Reserve System (the “Federal Reserve”)

will become our primary regulator and supervisor, and the OCC will become the primary regulator and supervisor of the Bank. However, the laws and regulations applicable to us will not generally change (i.e., HOLA and the regulations issued thereunder will generally still apply subject to interpretation by the Federal Reserve and the OCC). Many of the provisions of the Dodd-Frank Act will not become effective until the transfer date or later. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined through the rulemaking process. We cannot fully predict the ultimate impact of the Dodd-Frank Act on us or the Bank at this time, including the extent to which it could increase costs, limit the Bank’s ability to operate in accordance with its business plan, or otherwise adversely affect our business, financial condition and results of operations.

Set forth below is a summary of certain laws and regulations that impact us and the Bank. References to the OTS should be read to mean the Federal Reserve or OCC, as applicable, on and after the transfer date.

Supervisory Agreements

On January 27, 2010, we and the Bank entered into the Supervisory Agreements with the OTS. We and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement the business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against us.

Bancorp Supervisory Agreement. Pursuant to the Bancorp Supervisory Agreement, we are required to, among other things, submit a capital plan to the OTS, receive OTS non-objection of paying dividends, other capital distributions or purchases, repurchases or redemptions of certain securities, of incurrence, issuance, renewal, rolling over or increase of any debt and of certain affiliate transactions, and comply with similar restrictions on the payment of severance and indemnification payments, prior OTS approval of director and management changes and prior OTS approval of employment contracts and compensation arrangements applicable to the Bank.

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

Holding Company Status, Acquisitions and Activities

We are a savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. Neither we nor MP Thrift may acquire control of another savings bank unless the OTS approves such transaction and we may not be acquired by a company other than a bank holding company unless the OTS approves such transaction, or by an individual unless the OTS does not object after receiving notice. We may not be acquired by a bank holding company unless the Federal Reserve approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, we may not acquire more than 5% of the voting stock of any savings bank. In addition, the Gramm-Leach-Bliley Act (the “GLB Act”) generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to May 4, 1999 and control a single savings bank that meets the qualified thrift lender (“QTL”) test under HOLA, we may engage in any activity, including non-financial or commercial activities.

Source of Strength

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

Standards for Safety and Soundness

Federal law requires each U.S. banking agency to prescribe certain standards for all insured financial institutions. The U.S. bank regulatory agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the U.S. bank regulatory agencies use to identify and address problems at insured financial institutions before capital becomes impaired. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate U.S. banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet the standard, the appropriate U.S. banking agency may require the institution to submit a compliance plan.

Regulatory Capital Requirements

We were required to provide a capital plan to the OTS pursuant to the Bancorp Supervisory Agreement. However, pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies are directed to establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. While the regulations implementing these rules are to be finalized not later than January 22, 2012, they are not applicable to savings and loan holding companies, like us, until July 21, 2015. Typically, bank holding companies are required to maintain tier 1 capital of at least 4 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of tier 1 capital and tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and tier 1 capital of at least 3 percent of adjusted quarterly average assets (subject to an additional cushion of 1 percent to 2 percent if the Bank has less than the highest regulatory rating). We expect that savings and loan holding companies will be subject to similar consolidated capital requirements. In addition, the Dodd-Frank Act contains a number of provisions that will affect the regulatory capital requirements of the Bank. The full impact on us of the Dodd-Frank Act cannot be determined at this time.

The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2010, the Bank had regulatory capital ratios of 9.61% for Tier 1 core capital and 18.55% for total risk-based capital. An institution is treated as well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0% or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0% or more, its leverage ratio (also referred to as its core capital ratio) is 5.0% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In contrast, an institution is only considered to be “adequately-capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0%, a Tier 1 risk-based capital ratio of not less than 4.0%, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0%. Any institution that is neither well capitalized nor adequately-capitalized will be considered undercapitalized. Any institution with a tangible equity ratio of 2.0% or less will be considered critically undercapitalized.

On November 1, 2007, the OTS and the other U.S. bank regulatory agencies issued final regulations implementing the new risk-based regulatory capital framework developed by The Basel Committee on Banking Supervision (the “Basel Committee”), which is a working committee established by the central bank governors of certain industrialized nations, including the United States. The new risk-based regulatory capital framework, commonly referred to as Basel II, includes several methodologies for determining risk-based capital requirements, and the U.S. bank regulatory agencies have so far only adopted methodology known as the “advanced approach.” The implementation of the advanced approach is mandatory for the largest U.S. banks and optional for other U.S. banks.

For those other U.S. banks, including the Bank, the U.S. bank regulatory agencies had issued advance rulemaking notices through December 2006 that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, were intended to avoid future competitive inequalities between Basel I and Basel II organizations. However, the U.S. bank regulatory agencies withdrew the proposed Basel 1A capital framework in late 2007. In July 2008, the agencies issued the proposed regulations that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While the proposed regulations generally parallel the relevant approaches under Basel II, they diverge where U.S. markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Even though comments on the proposed regulations were due in 2008, the final regulations have not been adopted. The proposed regulations, if adopted, would replace the U.S. bank regulatory agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require U.S. banks to maintain substantially more capital, with a greater emphasis on common equity. The U.S. bank regulatory agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. The regulations ultimately applicable to us may be substantially different from the Basel III framework as published in December 2010. Until such regulations, as well as any capital regulations under the Dodd-Frank Act, are adopted, we cannot be certain that such regulations will apply to us or of the impact such regulations will have on our capital ratios. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely affect our results of operations and financial condition.

Qualified Thrift Lender

The Bank is required to meet a QTL test to avoid certain restrictions on operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on the ability to branch interstate, and our mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings bank satisfies the QTL test if: (i) on a monthly average basis, for at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings bank consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings bank’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, we discontinued the payment of dividends on common stock. Moreover, we are prohibited from increasing dividends on common stock above $0.05 per share without the consent of the U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program and from making dividend payments on stock except pursuant to the prior non-objection of the OTS as set forth in the Bancorp Supervisory Agreement. The principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OTS capital adequacy regulations (discussed immediately above). The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank was not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, we must seek prior approval from the OTS at least 30 days before the Bank may make a dividend payment or other capital distribution to us.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP, and since has injected capital into many other financial institutions. On January 30, 2009, we entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, we sold to the U.S. Treasury preferred stock and warrants. Under the terms of the TARP, we are prohibited from increasing dividends on our common stock above $0.05 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury’s consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the U.S. President signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate banking agency.

FDIC Insurance and Assessment

The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured financial institution for each account ownership category. The change makes permanent the temporary coverage limit increase from $100,000 to $250,000 that had been in effect since October 2008.

In November 2008, the FDIC expanded deposit insurance limits for qualifying transaction accounts under the Transaction Account Guarantee Program (“TAGP”). The TAGP continued until the end of 2010. Under it, non-interest-bearing transaction accounts and qualified NOW checking accounts at the Bank were fully guaranteed by the FDIC for an unlimited amount of coverage. Effective on December 31, 2010, and continuing through December 31, 2012, the Dodd-Frank Act provides unlimited FDIC insurance for non-interest-bearing transaction accounts in all banks. The new, two-year coverage picks up where the current TAGP leaves off, though some accounts currently covered under the TAGP, such as NOW checking accounts, do not benefit from the coverage extension.

The FDIC maintains the DIF by assessing each financial institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by our FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt and debt issuer ratings. The DIF assessment base rate currently ranges from 12 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors.

The Dodd-Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the reserve ratio may not be less than 1.35% of the assessment base, which is currently set at 2.0%. Under prior law the maximum reserve ratio was 1.15%. The Dodd-Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio, which is currently negative, to 1.35%. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

In addition, the Dodd-Frank Act required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the financial institution’s average consolidated total assets during the assessment period minus average tangible equity as opposed to an amount equal to insured deposits. On February 7, 2011, the FDIC issued a final rule implementing this change to the assessment calculation, but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral. The assessment rate schedule for larger institutions, such as the Bank (i.e., financial institutions with at least $10 billion in assets), will differentiate between such large financial institutions by use of a scorecard that combines an financial institution’s Capital, Asset Management, Earnings, Liquidity and Sensitivity (“CAMELS”) ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this scorecard method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures a financial institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the financial institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate, which is subject to adjustment based upon significant risk factors not captured in the scoreboard. Assessment rates range from 2.5 basis points to 45 basis points for such large financial institutions. This rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. Premiums for the Bank will be calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

All FDIC-insured financial institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured financial institutions paid between 1.04 cents to 1.06 cents per $100 of DIF-assessable deposits in 2010.

Affiliate Transaction Restrictions

We are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates. The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extension of credit to executive officers, directors and principal stockholders, effective one year after the transfer date.

Incentive Compensation

In June 2010, the U.S. bank regulatory agencies issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of U.S. banks do not undermine the safety and soundness of such banks by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of a bank, either individually or as part of a group, is based upon the key principles that a bank’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the bank’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the bank’s board of directors.

The U.S bank regulatory agencies will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of U.S. banks that are not “large, complex banking organizations.” These reviews will be tailored to each bank based on the scope and complexity of the bank’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the bank’s supervisory ratings, which can affect the bank’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a bank if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the bank’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, and cash reserve requirements.

Bank Secrecy Act

The Bank Secrecy Act (“BSA”) requires all financial institutions, including banks, to, among other things, establish a risk-based system of internal controls reasonably designed to prevent money laundering and the financing of terrorism. The BSA includes a variety of recordkeeping and reporting requirements (such as cash and suspicious activity reporting), as well as due diligence/know-your-customer documentation requirements. The Bank has established a global anti-money laundering program in order to comply with BSA requirements.

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the “Patriot Act”), which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the Patriot Act’s provisions, as well as other aspects of anti-money laundering legislation and the BSA.

Consumer Protection Laws and Regulations

Examination and enforcement by U.S. bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

Federal regulations require additional disclosures and consumer protections to borrowers for certain lending practices, including predatory lending. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. Predatory lending typically involves at least one, and perhaps all three, of the following elements:

•	Making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation;

•	Inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, also known as loan flipping; and/or

•	Engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Many states also have predatory lending laws, and although the Bank may be exempt from those laws due to federal preemption, they do apply to the brokers and correspondents from whom we purchase loans and, therefore have an effect on our business and our sales of certain loans into the secondary market.

The GLB Act includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, states are permitted under the GLB Act to have their own privacy laws, which may offer greater protection to consumers than the GLB Act. Numerous states in which the Bank does business have enacted such laws.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (the “FACT Act”) requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with the FACT Act, U.S. bank regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Equal Credit Opportunity Act (the “ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (the “TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. In addition, the TILA also provides a variety of substantive protections for consumers.

The Fair Housing Act (the “FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal, under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (the “HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by U.S. bank regulatory agencies and others from a fair lending perspective.

The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions. Regulation X which implements RESPA has been completely amended to simplify and improve the disclosure requirements for mortgage settlement costs and to make the mortgage process easier to understand for consumers and to encourage consumers to compare mortgage loans from various lenders before making a decision on a particular loan. Most of the required disclosures have been revised and new disclosures, procedures and restrictions have been added.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (the “CFPB”) that will take over responsibility as of the transfer date of the principal federal consumer protection laws, such as the TILA, the ECOA, the RESPA and the Truth in Saving Act, among others. The CFPB will have broad rule-making, supervisory and examination authority in this area over institutions that have assets of $10 billion or more, such as the Bank. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also will be consolidated into the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered financial institutions, including savings banks.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary banking agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance. In 2009, the Bank received a “satisfactory” CRA rating from the OTS. The Bank anticipates receiving an updated CRA rating in 2011.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including us and the Bank. Various federal agencies must adopt a broad range of new implementing rules and regulations and are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

One change that is particularly significant to us and the Bank is the abolition of the OTS, our current bank regulatory agency. Currently, this is scheduled to occur on the transfer date, which has been established as July 21, 2011 (with the possibility of a six-month extension). After the OTS is abolished, supervision and regulation of us will move to the Federal Reserve and supervision and regulation of the Bank will move to the OCC. Except as described below, however, the laws and regulations applicable to us and the Bank will not generally change — the HOLA and the regulations issued under the Dodd-Frank Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the bank regulatory agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect. The regulations implementing these rules are to be finalized not later than January 22, 2012 (although they are not applicable to savings and loan holding companies, like us, until July 21, 2015). In addition, we for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to the bank.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that the Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions will be effective one year after the transfer date. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on us or the Bank.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission (the “SEC”) to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. In addition, the Federal Reserve is required to adopt a rule addressing interchange fees applicable to debit card transactions that is expected to lower fee income generated from this source. It is not anticipated that the reduced debit card fee income will have a material impact on the Bank.

Regulatory Enforcement

Our primary federal banking regulator is the OTS. Both the OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any “institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OTS and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. As a result of the Dodd-Frank Act, the Federal Reserve and the OCC and the

FDIC will have authority to take regulatory enforcement actions against us and the Bank, respectively, on and after the transfer date.

Federal Home Loan Bank System

The primary purpose of the FHLBs is to provide loans to their respective members in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLBs system consists of 12 regional FHLBs, each being federally chartered but privately owned by its respective member institutions. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The Bank is currently a member of the FHLB of Indianapolis.

Environmental Regulation

Our business and properties are subject to federal and state laws and regulations governing environmental matters, including the regulation of hazardous substances and wastes. For example, under the federal Comprehensive Environmental Response, Compensation, and Liability Act, as amended, and similar state laws, owners and operators of contaminated properties may be liable for the costs of cleaning up hazardous substances without regard to whether such persons actually caused the contamination. Such laws may affect us both as an owner or former owner of properties used in or held for our business, and as a secured lender on property that is found to contain hazardous substances or wastes. Our general policy is to obtain an environmental assessment prior to foreclosing on commercial property. We may elect not to foreclose on properties that contain such hazardous substances or wastes, thereby limiting, and in some instances precluding, the liquidation of such properties.

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits and, in recent years, many financial institutions have competed for deposits through the internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and “sit-down” banking in which a customer is served at a desk rather than in a teller line. We may also compete by offering competitive interest rates on our deposit products.

From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees and other loan terms and by offering efficient and rapid service.

Additional Information

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000. Our stock is traded on the NYSE under the symbol “FBC.”

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com as soon as reasonably practicable after we electronically file such material with the SEC. These reports are also available without charge on the SEC website at www.sec.gov.

ITEM 1A.	RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

Market, Interest Rate and Liquidity Risk

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

The financial services industry has been materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant and prolonged period of negative economic conditions. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. The U.S. economy has continued to be adversely affected by these events as shown by increased unemployment across most industries, increased delinquencies and defaults on loans. There is also evidence of “strategic defaults” on loans, which are characterized by borrowers that appear to have the financial means to satisfy the required mortgage payments as they come due but choose not to do so because the value of the assets securing their debts (such as the value of a house securing a residential mortgage) may have declined below the amount of the debt itself. Further, there are several states, such as California, in which many residential mortgages are effectively non-recourse in nature or in which statutes or regulations cause collection efforts to be unduly difficult or expensive to pursue. There are also a multitude of commercial real estate loans throughout the United States that are soon to mature, and declines in commercial real estate values nationwide could prevent refinancing of the debt and thereby result in an increase in delinquencies, foreclosures and non-performing loans, as well as further reductions in asset values. The decline in asset values to date has resulted in considerable losses to secured lenders, such as the Bank, that historically have been able to rely on the underlying collateral value of their loans to be minimize or eliminate losses. There can be no assurance that property values will stabilize or improve and if they continue to decline, there can be no assurance that the Bank will not continue to incur significant credit losses.

Prior market conditions have also led to the failure or merger of a number of the largest financial institutions in the United States and global marketplaces and could recur. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, cause rating agencies to lower credit ratings, and otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and often have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.

In response to market conditions, governments, regulators and central banks in the United States and worldwide took numerous steps to increase liquidity and restore investor confidence but asset values have continued to decline and access to liquidity, remains very limited.

Overall, during fiscal 2010 and for the foreseeable future, the business environment has been extremely adverse for aspects of our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

If we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected.

Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates. In particular, our portfolio of mortgage servicing rights and our mortgage banking pipeline are highly sensitive to movements in interest rates, and hedging activities related to the portfolio.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received from our mortgage banking operations. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Also, our volume of mortgage originations will also depend on the mortgage qualification standards imposed by the Agencies such that if their standards are tightened, our origination volume could be reduced. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rates on our net interest margin and revenues related to mortgage origination volume. However, a sudden or significant change in prevailing interest rates may have a material adverse effect on our operating results.

Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. We have also benefited from periods of wide spreads between short and long term interest rates. During much of 2010, the interest rate environment was quite favorable for mortgage loan originations, refinancing and sales, in large part due to government intervention through the purchase of mortgage-backed securities that facilitated a low-rate interest rate environment for the residential mortgage market. In addition, there were wide spreads between short and long term interest rates for much of 2010, resulting in higher profit margins on loan sales than in prior periods. These conditions may not continue and a change in these conditions could have a material adverse effect on our operating results.

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

A significant number of our depositors are believed to be rate sensitive. Because of the interest rate sensitivity of these depositors, there is no guarantee that in a changing interest rate environment we will be able to retain all funds in these accounts.

Current and further deterioration in the housing market, as well as the number of programs that have been introduced to address the situation by government agencies and government sponsored enterprises, may lead to increased costs to service loans which could affect our margins or impair the value of our mortgage servicing rights.

The housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state government, as well as the U.S. government sponsored enterprises, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the U.S. government sponsored enterprises, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise change the costs associated with servicing loans for others, which may result in lower margins or impairment in the expected value of our mortgage servicing rights.

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase reserves.

Approximately 80% of our loans held-for-investment portfolio as of December 31, 2010 was comprised of loans collateralized by real estate in which we were in the first lien position. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

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

Recently, the housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the loss severities of loans in default, and the net realizable value of real estate owned.

If market conditions remain poor or further deteriorate, they may lead to additional valuation adjustments on loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We may also realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the value of residential properties. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial and industrial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect our loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Changes in the fair value of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios.

At December 31, 2010, $475.2 million of securities were classified as available-for-sale. The estimated fair value of available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

We conduct a periodic review and evaluation of the securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which are considered in the analysis include, but are not limited to, the severity and duration of the decline in fair value of the security, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of any near-term fair value recovery. Generally these changes in fair value caused by changes in interest rates are viewed as temporary, which is consistent with experience. If we deem such decline to be other-than-temporary related to credit losses, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income.

In the past, we recorded other than temporary impairment (“OTTI”) charges. Our securities portfolio is monitored as part of ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

The capital that is required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on risk-based regulatory capital.

Certain hedging strategies that we use to manage investment in mortgage servicing rights may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We invest in MSRs to support mortgage banking strategies and to deploy capital at acceptable returns. The value of these assets and the income they provide tend to be counter-cyclical to the changes in production volumes and gain on sale of loans that result from changes in interest rates. We also enter into derivatives to hedge MSRs to offset changes in fair value resulting from the actual or anticipated changes in prepayments and changing interest rate environments. The primary risk associated with MSRs is that they will lose a substantial portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than anticipated. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates or prepayment speeds, it may incur losses that would adversely impact earnings.

Our ability to borrow funds, maintain or increase deposits or raise capital could be limited, which could adversely affect our liquidity and earnings.

Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in debt ratings, financial results and losses, changes within organization, specific events that adversely impact reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. Many of these factors depend upon market perceptions of events that are beyond control, such as the failure of other banks or financial institutions. Other factors are dependent upon results of operations, including but not limited to material changes in operating margins; earnings trends and volatility;

funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the Consolidated Statements of Financial Condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our financial reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

Our ability to make mortgage loans and fund our investments and operations depends largely on our ability to secure funds on terms acceptable to us. Our primary sources of funds to meet our financing needs include loan sales and securitizations; deposits, which include custodial accounts from our servicing portfolio and brokered deposits and public funds; borrowings from the FHLB or other federally backed entities; borrowings from investment and commercial banks through repurchase agreements; and capital-raising activities. If we are unable to maintain any of these financing arrangements, are restricted from accessing certain of these funding sources by our regulators, are unable to arrange for new financing on terms acceptable to us, or if we default on any of the covenants imposed upon us by our borrowing facilities, then we may have to reduce the number of loans we are able to originate for sale in the secondary market or for our own investment or take other actions that could have other negative effects on our operations. A sudden and significant reduction in loan originations that occurs as a result could adversely impact our earnings, financial condition, results of operations and future prospects. There is no guarantee that we will be able to renew or maintain our financing arrangements or deposits or that we will be able to adequately access capital markets when or if a need for additional capital arises.

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

We may be required to raise capital at terms that are materially adverse to stockholders.

We had a net loss of $393.6 million in 2010. In 2009 the net loss was in excess of $513.8 million and as result stockholders’ equity and regulatory capital declined. During the past three years, capital was raised at terms that were significantly dilutive to the stockholders. There can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain regulatory capital ratios at the highest, or “well capitalized,” level. Such capital raising could be at terms that are dilutive to existing stockholders and there can be no assurance that any capital raising undertaken would be successful.

Regulatory Risk

Financial services reform legislation will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new CFPB and, together with other potential legislation, result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Various federal agencies must adopt a broad range of new implementing rules and regulations and are given significant discretion in drafting the implementing rules and regulations. Consequently, the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, the new law provides that the OTS, which currently is the primary bank regulatory agency for us and the Bank, will be abolished. The OCC, which is currently the primary federal regulator for national banks, will become the primary bank regulatory agency for savings banks, including the Bank. The Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including us.

The Federal Reserve is also authorized to impose capital requirements on savings and loan holding companies and subject such companies to new and potentially heightened examination and reporting requirements. Savings and loan holding companies, including us, will also be required to serve as a source of financial strength to their financial institution subsidiaries.

The Dodd-Frank Act directed the FDIC to redefine the base for deposit insurance assessments paid by banks from domestic deposits to average consolidated total assets less tangible equity capital, and the change will affect the deposit insurance fees paid by the Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings banks and credit unions to $250,000 per depositor, and effectively extends the FDIC’s program of insuring non-interest bearing transaction accounts on an unlimited basis through December 31, 2013.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act creates the Consumer Finance Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings banks with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings banks, and gives state attorneys general the ability to enforce federal consumer protection laws.

The Dodd-Frank Act also established new requirements relating to residential mortgage lending practices, including limitations on mortgage origination fees and new minimum standards for mortgage underwriting.

Many of the provisions of the Dodd-Frank Act will not become effective until the transfer date or after and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us or the Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs and interest expense could increase. Moreover, the Dodd-Frank Act did not address reform of the Fannie Mae and Freddie Mac. While options for the reform of Fannie Mae and Freddie Mac have been released by the Obama administration, the results of any such reform, and its effect on us, are difficult to predict and may result in unintended consequences.

Our business is highly regulated and the regulations applicable to us are subject to change.

The banking industry is extensively regulated at the federal and state levels. Insured financial institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. The OTS is currently the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OTS also has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the DIF and for the Bank’s depositors and borrowers, and are not intended to protect the interests of investors in our securities. Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, there have been, and will likely be, significant changes to the banking and financial institutions regulatory regime in light of recent government intervention in the financial services industry, and it is not possible to predict the impact of all such changes on our results of operations. Changes to statutes, regulations or regulatory policies, changes in the interpretation or implementation of statutes, regulations or policies are continuing to become subject to heightened regulatory practices, requirements or expectations, the implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. For example, regulators view of capital adequacy has been evolving, and while we have historically operated at lower Tier 1 capital levels, we are currently operating at a Tier 1 capital ratio of greater than 9% and do not currently intend to operate at lower Tier 1 capital levels in the future. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of non-banks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See further information in Item 1. Business — Regulation and Supervision.

We and the Bank are subject to the restrictions and conditions of the Supervisory Agreements with the OTS. Failure to comply with the Supervisory Agreements could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.

We and the Bank entered into the Supervisory Agreements with the OTS on January 27, 2010, which require that the Bank and we separately take certain actions to address issues identified by the OTS, as further described in our Current Report on Form 8-K filed with the SEC on January 28, 2010. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, the requirements of the Supervisory Agreements, failure to comply with the Supervisory Agreements in the time frames provided, or at all, could result in additional enforcement orders or penalties from our regulators, which could include further restrictions on the Bank’s and our business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

Since late 2008, the economic environment has caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on insured institutions due to recent commercial bank and savings bank failures. The emergency assessment amounted to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. The FDIC assessment is also based on risk categories, with the assessment rate increasing as the risk the financial institution poses to the DIF increases. Any increases resulting from our movement within the risk categories could increase our deposit insurance costs and negatively impact our earnings. The FDIC may also impose additional emergency special assessments that will adversely affect our earnings.

In addition, the Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution’s deposit insurance premiums. The Dodd-Frank Act also made changes, among other things, to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to financial institutions when the reserve ratio exceeds certain thresholds. On February 7, 2011, the FDIC issued a final rule implementing a new assessment rate schedule, which included changing the deposit insurance assessment base to an amount equal to the insured institution’s average consolidated total assets during the assessment period minus average tangible equity and assessment rate schedule by using a scorecard that combines CAMELS ratings with certain forward looking information. These changes may result in additional increases to our FDIC deposit insurance premiums.

The Bank is subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on the Patriot Act’s anti-money laundering and Bank Secrecy Act compliance requirements. There is also increased scrutiny of the Bank’s compliance with the rules enforced by OFAC. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to revise policies and procedures and install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

The impact of the new Basel III capital standards is uncertain.

In December 2010, the Basel Committee announced its final framework for strengthening capital requirements, known as Basel III. Basel III imposes, if implemented by U.S. bank regulatory agencies, new minimum capital requirements on banking institutions, as well as a capital conservation buffer and, if applicable, a countercyclical capital buffer that can be used by banks to absorb losses during periods of financial and economic stress. In addition, Basel III limits the inclusion of mortgage servicing rights and deferred tax assets to 10% of Common Equity Tier 1 (as defined in the Basel III final framework, “CET1”), individually, and 15% of CET1, in the aggregate. Our mortgage servicing rights and deferred tax assets currently significantly exceed the limit, and there is no assurance that they will be includable in CET1 in the future. The U.S. bank regulatory agencies have indicated that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012, and the Basel Committee is considering further amendments to Basel III. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010, but may result in higher capital requirements which could have an adverse effect on our results of operations and financial condition.

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

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our Consolidated Statements of Financial Condition, and derivatives counterparties. Counterparty risk can also adversely affect our ability to acquire, sell or hold mortgage servicing rights in the future. For example, because mortgage servicing rights are a contractual right, we may be required to sell the mortgage servicing rights to counterparties. The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced economic hardships and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.

We use estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation.

A portion of our assets are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, certain mortgage loans held-for-sale, trading assets, available-for-sale securities, and derivatives. Generally, for assets that are reported at fair value, we use quoted market prices, when available, or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines in the dollar amount of assets we report on our Consolidated Statements of Financial Condition.

Our HELOC funding reimbursements have been negatively impacted by loan losses.

Our two securitizations involving HELOCs have experienced more losses than originally expected. As a result, the note insurer relating thereto determined that the status of such securitizations should be changed to “rapid amortization.” Accordingly, we are not reimbursed by the issuers of those securitizations for draws that are required to fund under the HELOC loan documentation until after the issuer expenses and note holders are paid in full (of which an aggregate $82.0 million is outstanding as of December 31, 2010) and the note insurer is reimbursed for any amounts owed. Consequently, this status change will likely result in us not receiving reimbursement for all funds that have advanced to date or may be required to advance in the future. As of December 31, 2010, we had advanced a total of $61.7 million of funds under these arrangements, which are referred to as “transferors’ interests.” Our potential future funding obligations are dependent upon a number of factors specified in our HELOC loan agreements, which obligations as of December 31, 2010 are $9.4 million after excluding unfunded commitment amounts that have been frozen or suspended pursuant to the terms of such loan agreements. We continually monitor the credit quality of the underlying borrower to ensure that they meet their original obligations under their HELOCs, including with respect to the collateral value. We determined that the transferor’s interests had deteriorated to the extent that, under accounting guidance ASC Topic 450, Contingencies, a liability was required to be recorded. Liabilities of $1.5 million and $7.6 million were recorded on our HELOC securitizations closed in 2005 and 2006, respectively to reflect the expected liability arising from losses on future draws associated with these securitizations, of which both had balances of $1.9 million remaining at December 31, 2010. There can be no assurance that we will not suffer additional losses on the transferors’ interests or that additional liabilities will not be recorded.

Our secondary market reserve for losses could be insufficient.

We currently maintain a secondary market reserve, which is a liability on the Consolidated Statements of Financial Condition, to reflect best estimate of expected losses that have incurred on loans that we have sold or securitized into the secondary market, including to the securitized trusts in our private-label securitizations and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce net gain on loan sales, with adjustments to previous estimates recorded as an increase or decrease to other fees and charges. The level of the reserve reflects management’s continuing evaluation of loss experience on repurchased loans, indemnifications, and present economic conditions, as well as the actions of loan purchases and guarantors. The determination of the appropriate level of the secondary market reserve inherently involves a high degree of subjectivity and requires us to make significant estimates of repurchase risks and expected losses. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our Consolidated Statements of Financial Condition and results of operations.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including Fannie Mae, Freddie Mac and Ginnie Mae, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchasers, guarantors and insurers of mortgage loans against us, which also faces further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchasers, guarantors or insurers enforce their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may be adversely affected.

Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancings, decline in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly effect the activity of the GSEs could, in turn, adversely affect our operations. In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations; it is currently unclear whether further changes would significantly and adversely affect our operations. The Obama administration and others have released proposals to reform Fannie Mae and Freddie Mac, but the results of any such reform, and their impact on us, are difficult to predict. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by Fannie Mae, Freddie Mac and Ginnie Mae and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Administration (the “FHA”) loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased delinquent loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our liquidity needs, and there can be no assurance that we will have sufficient liquidity to continue to purchase such loans out of the Ginnie Mae pools. In addition, due to our unilateral ability to repurchase such loans out of the Ginnie Mae pools, we are required to account for them on our balance sheet whether or not we choose to repurchase them, which could adversely affect our capital ratios.

Any significant impairment of our eligibility with any of the GSEs could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.

We are a holding company and therefore dependent on the Bank for funding of obligations and dividends.

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including payment of interest on debentures issued as part of capital raising activities using trust preferred securities and payment of dividends on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the board of directors of the Bank and to applicable regulatory and legal limitations, including the prior written non-objection of the OTS under its Supervisory Agreement with the OTS. If the earnings of our subsidiaries are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to service our debt or our preferred stock obligations, which could have a material adverse effect of our financial condition and results of operations. Furthermore, the OTS has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the holding companies they supervise, including us. See Item 1. Business — Regulation and Supervision — Payment of Dividends.

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

A disproportionate impact could be experienced from continued adverse economic conditions because our loans are geographically concentrated in only a few states.

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 67.8% of mortgage loans held-for-investment balance at December 31, 2010. In addition, 53.8% of commercial real estate loans are in Michigan. Continued adverse economic conditions in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

Failure to successfully implement core systems conversions could negatively impact our business.

In February 2010, the Bank converted to a new core banking system, and is currently in the process of converting the mortgage servicing system and installing a commercial loan system. Each of these initiatives is intended to enable the Bank to support business development and growth as well as improving our overall operations. The replacement of core systems has wide-reaching impacts on internal operations and business. We can provide no assurance that the amount of this investment will not exceed expectations and result in materially increased levels of expense or asset impairment charges. There is no assurance that these initiatives will achieve the expected cost savings or result in a positive return on investment. Additionally, if the new core systems do not operate as intended, or are not implemented as planned, there could be disruptions in business which could adversely affect the financial condition and results of operations.

We may incur additional costs and expenses relating to foreclosure procedures.

Officials in 50 states and the District of Columbia have announced a joint investigation of the procedures followed by banks and mortgage companies in connection with completing affidavits relating to home foreclosures, specifically with respect to (i) whether the persons signing such affidavits had the requisite personal knowledge to sign the affidavits and (ii) compliance with notarization requirements. Although we are continuing to review, there are a number of structural differences between business and the resulting practices and those of the larger servicers that have been publicized in the media. For example, we do not engage of bulk purchases of loans from other servicers or investors, nor have engaged in any acquisitions that typically result in multiple servicing locations and integration issues from both a processing and personnel standpoint. As a result, we are not required to service seasoned loans following a transfer and all of the servicing functions are performed in one location and on one core operating system. In addition, we sell servicing rights with some regularity and the sale of servicing rights has allowed for a more reasonable volume of loans that staff has to manage. Despite these structural differences, we expect to incur additional costs and expenses in connection with foreclosure procedures. In addition, there can be no assurance that we will not incur additional costs and expenses as a result of legislative, administrative or regulatory investigations or actions relating to foreclosure procedures.

Ability to make opportunistic acquisitions and participation in FDIC-assisted acquisitions or assumption of deposits from a troubled institution is subject to significant risks, including the risk that regulators will not provide the requisite approvals.

We may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that we expect may further business strategy, including through participation in FDIC-assisted acquisitions or assumption of deposits from troubled institutions. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that we will be able to obtain such approval in a timely manner or at all. Even if we obtain regulatory approval, these acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. In addition, we may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions can be highly competitive, and we may not be able to acquire other institutions on attractive terms. There can be no assurance that it will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that will be successful in integrating acquired businesses into operations. Ability to grow may be limited if we choose not to pursue or are unable to successfully make acquisitions in the future.

We could, as a result of a stock offering or future trading activity in common stock or convertible preferred stock, experience an “ownership change” for tax purposes that could cause us to permanently lose a portion of U.S. federal deferred tax assets.

As of December 31, 2010, our net federal and state deferred tax assets were approximately $330.8 million and $49.2 million respectively, which include both federal and state operating losses. These net deferred tax assets were fully offset by valuation allowances of the same amounts. As of December 31, 2010, our federal net operating loss carry forwards totaled approximately $902.9 million, which gave rise to $316.0 million of federal deferred tax assets. Our ability to use its deferred tax assets to offset future taxable income will be significantly limited if we experience an “ownership change” as defined for U.S. federal income tax purposes. MP Thrift, the controlling stockholder, held approximately 64.3% of voting common stock as of December 31, 2010. As a result, issuances or sales of common stock or other securities in the future or certain other direct or indirect changes in ownership, could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an “ownership change” occurs. An “ownership change” is generally a greater than 50 percentage point increase by certain “5% shareholders” during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.

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

We may be subject to additional risks as we enter new lines of business or introduce new products and services.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

General Risk Factors

Our management team may not be able to successfully execute our revised business strategy.

A significant number of our executive officers, including our Chairman and Chief Executive Officer, have been employed by us for a relatively short period of time. In addition, several of our non-employee directors have been appointed to the board of directors since the beginning of 2009. Since joining us, the newly constituted management team has devoted substantial efforts to significantly change our business strategy and operational activities. These efforts may not prove successful and the management team may not be able to successfully execute upon its business strategy and operational activities.

Our potential loss of key members of senior management or our inability to attract and retain qualified relationship managers in the future could affect our ability to operate effectively.

We depend on the services of existing senior management to carry out our business and investment strategies. As we expand and as we continue to refine and reshape our business model, we will need to continue to attract and retain additional senior management and recruit qualified individuals to succeed existing key personnel that leave our employ. In addition, as we continue to grow our business and plan to continue to expand our locations, products and services, we will need to continue to attract and retain qualified banking personnel. Competition for such personnel is especially keen in our geographic market areas and competition for the best people in most businesses in which we engage can be intense. In addition, as a TARP recipient, the ARRA limits the amount of incentive compensation that can be paid to certain executives. The effect could be to limit our ability to attract and retain senior management in the future. If we are unable to attract and retain talented people, our business could suffer. The loss of the services of any senior management personnel, and, in particular, the loss for any reason, including death or disability of our Chairman and Chief

Executive Officer or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our consolidated results of operations, financial condition and prospects.

Our network and computer systems on which we depend could fail or experience a security breach.

Our computer systems could be vulnerable to unforeseen problems. Because we conduct part of our business over the Internet and outsource several critical functions to third parties, our operations depend on our ability, as well as that of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2010, we operated through the headquarters in Troy, Michigan, a regional office in Jackson, Michigan, and a regional office in Atlanta, Georgia, 162 banking centers in Michigan, Indiana and Georgia and 27 home lending centers in 13 states. We also maintain 8 wholesale lending offices. Our banking centers consist of 105 free-standing office buildings, 27 in-store banking centers and 30 centers in buildings in which there are other tenants, typically strip malls and similar retail centers.

We own the buildings and land for 100 of our offices, own the building, but lease the land for one office, and lease the remaining 96 offices. The offices that we lease have lease expiration dates ranging from 2011 to 2019.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. However, at December 31, 2010, there were no legal proceedings that we anticipate will have a material adverse effect on us. See Note 24 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2010, there were 553,313,113 shares of our common stock outstanding held by approximately 32,971 stockholders of record.

Dividends

The following table shows the high and low closing prices for our common stock during each calendar quarter during 2010 and 2009, and the cash dividends per common share declared during each such calendar quarter. We have not paid dividends on our common stock since the fourth quarter of 2007. The amount of and nature of any dividends declared on our common stock in the future will be determined by our board of directors in their sole discretion. Our board of directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows signs of improvement. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program and are subject to further restrictions under the Bancorp Supervisory Agreement.

			Dividends
	Highest	Lowest	Declared
	Closing	Closing	in the
Quarter Ending	Price	Price	Period

December 31, 2010	$2.64	$1.16	$—
September 30, 2010	3.52	1.81	—
June 30, 2010	8.40	3.14	—
March 31, 2010	9.80	5.70	—
December 31, 2009	12.10	5.70	—
September 30, 2009	11.60	6.00	—
June 30, 2009	19.20	6.80	—
March 31, 2009	10.90	5.30	—

For information regarding restrictions on our payment of dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2010.

Number of
Securities to Be
	Issued Upon	Weighted Average	Number of Securities
	Exercise of	Exercise Price of	Remaining Available
	Outstanding	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity Compensation Plans approved by security holders(1)	1,269,344	$17.11	6,665,129
Equity Compensation Plans not approved by security holders	—	—	—

Total	1,269,344	$17.11	6,665,129

(1)	Consists of our 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Plan.

Sale of Unregistered Securities

We made no unregistered sales of its equity securities during the fiscal year ended December 31, 2010 that have not previously been reported.

Issuer Purchases of Equity Securities

There were no shares of our common stock that we purchased in the fourth quarter of 2010.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
DECEMBER 31, 2005 THROUGH DECEMBER 31, 2010

	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10
Nasdaq Financial	100	114	96	57	72	96
Nasdaq Bank	100	114	89	68	55	62
S&P Small Cap 600	100	115	114	77	96	120
Russell 2000	100	118	115	75	94	118
Flagstar Bancorp	100	107	50	5	4	1

ITEM 6.	SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated
Statements of Operations:
Interest income	$497,737	$689,338	$777,997	$905,509	$800,866
Interest expense	322,118	477,798	555,472	695,631	585,919

Net interest income	175,619	211,540	222,525	209,878	214,947
Provision for loan losses	(426,353)	(504,370)	(343,963)	(88,297)	(25,450)

Net interest (loss) income after provision for loan losses	(250,734)	(292,830)	(121,438)	121,581	189,497
Non-interest income	453,680	523,286	130,123	117,115	202,161
Non-interest expense	575,655	672,126	432,052	297,510	275,637

(Loss) earnings before federal income taxes provision	(372,709)	(441,670)	(423,367)	(58,814)	116,021
Provision (benefit) for federal income taxes	2,104	55,008	(147,960)	(19,589)	40,819

Net (loss) earnings	(374,813)	(496,678)	(275,407)	(39,225)	75,202
Preferred stock dividends/accretion	(18,748)	(17,124)	—	—	—

Net (loss) earnings attributable to common stock	$(393,561)	$(513,802)	$(275,407)	$(39,225)	$75,202

(Loss) earnings per share:
Basic(1)	$(2.44)	$(16.17)	$(38.20)	$(6.40)	$11.80

Diluted(1)	$(2.44)	$(16.17)	$(38.20)	$(6.40)	$11.70

Dividends per common share	$—	$—	$—	$0.35	$0.60

Dividend payout ratio	—	—	—	N/M	51%

Note:  N/M — not meaningful.

(1)	Restated for a one-for-ten reverse stock split announced May 27, 2010 and completed on May 28, 2010.

	At or for the Years Ended December 31,
	2010		2009	2008		2007	2006

	(Dollars in thousands, except per share data and percentages)

Summary of Consolidated Statements of Financial Condition:
Total assets	$13,643,504		$14,013,331	$14,203,657		$15,791,095	$15,497,205
Mortgage-backed securities held to maturity	—		—	—		1,255,431	1,565,420
Loans receivable, net	8,890,683		9,684,412	10,566,801		11,645,707	12,128,480
Mortgage servicing rights	580,299		652,374	520,763		413,986	173,288
Total deposits	7,998,099		8,778,469	7,841,005		8,236,744	7,623,488
FHLB advances	3,725,083		3,900,000	5,200,000		6,301,000	5,407,000
Security repurchase agreements	—		108,000	108,000		108,000	990,806
Long-term debt	248,610		300,182	248,660		248,685	207,472
Stockholders’ equity (1)	1,259,663		596,724	472,293		692,978	812,234
Other Financial and Statistical Data
Tangible capital ratio	9.61%		6.19%	4.95%		5.78%	6.37%
Core capital ratio	9.61%		6.19%	4.95	% (2)	5.78%	6.37%
Total risk-based capital ratio	18.55%		11.68%	9.10	% (2)	10.66%	11.55%
Equity-to-assets ratio (at the end of the period)	9.23%		4.26%	3.33%		4.39%	5.24%
Equity-to-assets ratio (average for the period)	7.66%		5.15%	4.86%		4.71%	5.22%
Book value per share (3)	$1.83		$7.53	$56.50		$115.00	$127.70
Shares outstanding (000’s) (3)	553,313		46,877	8,363		6,027	6,361
Average shares outstanding (000’s) (3)	161,565		31,766	7,215		6,115	6,350
Mortgage loans originated or purchased	$26,560,810		$32,330,658	$27,990,118		$25,711,438	$18,966,354
Other loans originated or purchased	40,420		44,443	316,471		981,762	1,241,588
Loans sold and securitized	26,506,672		32,326,643	27,787,884		24,255,114	16,370,925
Mortgage loans serviced for others	56,040,063		56,521,902	55,870,207		32,487,337	15,032,504
Capitalized value of mortgage servicing rights	1.04%		1.15%	0.93%		1.27%	1.15%
Interest rate spread — consolidated	1.61%		1.54%	1.71%		1.33%	1.42%
Net interest margin — consolidated	1.56%		1.55%	1.67%		1.40%	1.54%
Interest rate spread — bank only	1.63%		1.58%	1.76%		1.39%	1.41%
Net interest margin — bank only	1.64%		1.65%	1.78%		1.50%	1.63%
Return on average assets	(2.81)%		(3.24)%	(1.83)%		(0.24)%	0.49%
Return on average equity	(36.63)%		(62.87)%	(37.66)%		(5.14)%	9.42%
Efficiency ratio	91.5%		91.5%	122.5%		91.0%	66.1%
Net charge off ratio	4.82	% (4)	4.20%	0.79%		0.38%	0.20%
Ratio of allowance to investment loans	4.35%		6.79%	4.14%		1.28%	0.51%
Ratio of non-performing assets to total assets	4.35%		9.24%	5.97%		1.91%	1.03%
Ratio of allowance to non-performing loans held-for-investment	86.1%		48.9%	52.1%		52.8%	80.2%
Number of banking centers	162		165	175		164	151
Number of home loan centers	27		32	121		156	92

(1)	Includes preferred stock totaling $249.2 million and $243.8 million for 2010 and 2009, respectively, no other year includes preferred stock.

(2)	On January 30, 2009, we raised additional capital amounting to $523 million through a private placement and the TARP. As a result of the capital received, the OTS provided the Bank with written notification that the Bank’s capital category at December 31, 2008, remained “well capitalized.”

(3)	Restated for a one-for-ten reverse stock split announced May 27, 2010 and completed on May 28, 2010.

(4)	At December 31, 2010, net charge-off ratio to average loans held-for-investment ratio was 9.34% including the loss recorded on the non-performing loan sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Banking Operation

We provide a full range of banking services to consumers and small businesses in Michigan, Indiana and Georgia. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held-for-investment portfolio to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2010, we operated a network of 162 banking centers and provided banking services to approximately 136,321 households. During 2009, we opened four banking centers and closed 14 banking centers. During 2010, we closed three in-store banking centers, two in Indiana and one in Michigan.

Home Lending Operation

Our home lending operation originates, securitizes and sells residential mortgage loans to generate transactional income. The home lending operation also services mortgage loans on a fee basis for others and periodically sells mortgage servicing rights into the secondary market. Funding for our home lending operation is provided primarily by deposits and borrowings obtained by our banking operation.

The following tables present certain financial information concerning the results of operations of our banking operation and home lending operation during the past three years.

BANKING OPERATION

	At or for the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Net interest income	$124,521	$127,117	$160,589
Net gain (loss) on sale revenue	6,689	8,556	(57,352)
Other income	32,085	37,416	43,383
Loss before taxes	(604,833)	(644,861)	(353,740)
Identifiable assets	11,669,664	12,791,708	13,282,215

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Net interest income	$51,098	$84,423	$61,936
Net gain on sale revenue	366,516	503,226	137,674
Other income	48,390	(25,912)	6,418
Earnings (loss) before taxes	232,124	561,737	(69,627)
Identifiable assets	4,998,840	4,071,623	3,101,443

Summary of Operations

Our net loss for 2010 of $393.6 million (loss of $2.44 per diluted share) represents a decrease from the loss of $513.8 million (loss of $16.17 per diluted share) we incurred in 2009. The net loss during 2010 in comparison to 2009 was affected by the following factors:

•	A $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to available-for-sale, resulting in a $176.5 million increase in the provision for loan losses;

•	A $78.0 million (15.5%) decrease in the provision for loan losses, including the effect of the non-performing loan sale, due to a decrease in delinquency rates;

•	Restructuring of FHLB advances at lower interest rates;

•	Favorable change in our hedging investments;

•	Lower impairment losses on transferor’s interests on our securitized HELOCs and OTTI on securities available-for-sale;

•	Lower gain on loan sales due to decreased volume, a less favorable interest rate environment and a decrease in overall gain on sale spread; and

•	Lower net interest income due to decreasing interest rates.

See “Results of Operations” below.

Critical Accounting Policies

Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed are presented in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. These policies, along with the disclosures presented in the other financial statement notes and other information presented herein, provide information on how significant assets and liabilities are valued in the Consolidated Financial Statements and how these values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views its fair value measurements, which include the valuation of available for sale and trading securities, the valuation of first mortgage loans available-for-sale and some residential first mortgage loans held-for-investment, the valuation of MSRs, the valuation of residuals, the valuation of derivative instruments, valuation of deferred tax assets, the determination of the allowance for loan losses and the determination of the secondary market reserve to be critical accounting policies.

Fair Value Measurements

Level 3 Financial Instruments

Level 3 valuations are based upon financial models using primarily unobservable inputs. These unobservable inputs reflect estimates of assumptions market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances, which might include our financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“non-recurring”).

At December 31, 2010 and 2009, Level 3 assets recorded at fair value on a recurring basis totaled $1.1 billion and $1.2 billion, or eight percent and nine percent of total assets, respectively, and consisted primarily of residential mortgage servicing rights and non-agency securities. At December 31, 2010 and 2009, there were no Level 3 liabilities recorded at fair value on a recurring basis.

At December 31, 2010, there were no Level 3 assets or liabilities recorded at fair value on a non-recurring basis. At December 31, 2009, Level 3 assets recorded at fair value on a non-recurring basis totaled $3.2 million, or less than one percent of total assets, and consisted of consumer loan mortgage servicing rights. At December 31, 2009, there were no liabilities recorded at fair value on a non-recurring basis.

See Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Valuation of Investment Securities

Our securities are classified as trading and available for sale. Securities classified as trading are comprised of our residual interests arising from our private label securitizations as well as AAA-rated agency mortgage-backed securities and U.S. Treasury bonds considered part of our liquidity portfolio and hedging strategy. Our non-investment grade residual interests are not traded on an active, open market. We determine the fair value of these assets by discounting estimated future cash flows using expected prepayment speeds and discount rates. Our AAA-rated agency mortgage-backed securities and U.S. Treasury bonds are traded in an active and open market with readily determinable prices. Securities classified as available-for-sale include both agency mortgage-backed securities and non-agency collateralized mortgage obligations. Where available, we value these securities based on quoted prices from active markets. If quoted market prices are unavailable, we use pricing models or quoted market prices from similar assets. We also maintain mutual funds that are restricted as to their use in our reinsurance subsidiaries and are classified as other investments-restricted and are traded in active, open markets.

Valuation of Mortgage Servicing Rights

When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee. At the time the loan is sold on a servicing retained basis, we record the mortgage servicing right as an asset at its fair value. Determining the fair value of MSRs involves a calculation of the present value of a set of market driven and MSR specific cash flows. MSRs do not trade in an active market with readily observable market prices. However, the market price of MSRs is generally a function of demand and interest rates. When mortgage interest rates decline, mortgage loan prepayments usually increase to the extent customers refinance their loans. If this happens, the income stream from a MSR portfolio will decline and the fair value of the portfolio will decline. Similarly, when mortgage interest rates increase, mortgage loan prepayments tend to decrease and therefore the value of the MSR tends to increase. Accordingly, we must make assumptions about future interest rates and other market conditions in order to estimate the current fair value of our MSR portfolio. See Note 3 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on mortgage servicing rights. On an ongoing basis, we compare our fair value estimates to observable market data where available. On a periodic basis, the value of our MSR portfolio is reviewed by an outside valuation expert.

From time to time, we sell some of these MSRs to unaffiliated purchasers in transactions that are separate from the sale of the underlying loans. At the time of the sale, we record a gain or loss based on the selling price of the MSRs less our carrying value and associated transaction costs.

Valuation of Residuals

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

Valuation of Derivative Instruments

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

Valuation of Deferred Tax Assets

We regularly review the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative evidence that may affect the realization of the deferred tax assets. During 2009, we established a valuation allowance to reflect the reduced likelihood that we would realize the benefits of our deferred tax assets.

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years. Our evaluation is based on current tax laws as well as management’s expectations of future performance. Furthermore, on January 30, 2009, we incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.4 million on the amount of our net operating loss carry forward that may be used.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of our Consolidated Statements of Financial Condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods. See “Allowance for Loan Losses” below for further information.

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

Results of Operations

Net Interest Income

2010. During 2010, we recognized $175.6 million in net interest income, which represented a decrease of 17.0% compared to the $211.5 million reported in 2009. Net interest income represented 27.9% of our total revenue in 2010 as compared to 28.8% in 2009. Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-bearing liabilities. For the year ended December 31, 2010, we had an average balance of $11.2 billion of interest-earning assets, of which $9.2 billion were loans receivable. Interest income recorded on these loans is reduced by the amortization net premiums and net deferred loan origination costs. Interest income for 2010 was $497.7 million, a decrease of 27.8% from the $689.3 million recorded in 2009. Offsetting the decrease in interest income was a decrease in our cost of funds. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. For more information see Item 1. — Business — Operating Segments — Home Lending Operation — Underwriting. The amount of negative amortization included in our interest income during the years ended December 31, 2010 and 2009 was $8.0 million and $16.2 million, respectively. The average cost of interest-bearing liabilities decreased 71 basis points (0.71%) from 3.53% during 2009 to 2.82% in 2010, while the average yield on interest-earning assets decreased 64 basis points (0.64%) from 5.07% during 2009 to 4.43% in 2010. As a result, our interest rate spread during 2010 was 1.61% at year-end. The increase of our interest rate spread during the year, together with a decrease in non-performing loans of $753.2 million, from $1.1 billion in 2009 as compared to $318.4 million in 2010 positively impacted our consolidated net interest margin, resulting in an increase for 2010 to 1.56% from 1.55% for 2009. The Bank recorded a net interest margin of 1.64% in 2010, as compared to 1.65% in 2009.

2009. During 2009, we recognized $211.5 million in net interest income, which represented a decrease of 4.9% compared to the $222.5 million reported in 2008. Net interest income represented 28.8% of our total revenue in 2009 as compared to 63.1% in 2008. For the year ended December 31, 2009, we had an average balance of $13.6 billion of interest-earning assets, of which $11.2 billion were loans receivable. Interest income for 2009 was $689.3 million, a decrease of 11.4% from the $778.0 million recorded 2008. Offsetting the decrease in interest income was a decrease in our cost of funds. The amount of net negative amortization included in our interest income during years ended December 31, 2009 and 2008 was $16.2 million and $14.8 million, respectively. The average cost of interest-bearing liabilities decreased 60 basis points (0.60%), from 4.13% during 2008 to 3.53% in 2009, while the average yield on interest-earning assets decreased 77 basis points (0.77%), from 5.84% during 2008 to 5.07% in 2009. As a result, our interest rate spread during 2009 was 1.54% at year-end. The compression of our interest rate spread during the year, together with an increase in non-performing loans of $0.4 billion, from $0.7 billion in 2008 as compared to $1.1 billion in 2009 negatively impacted our consolidated net interest margin, resulting in a decrease for 2009 to 1.55% from 1.67% for 2008. The Bank recorded a net interest margin of 1.65% in 2009, as compared to 1.78% in 2008.

The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income from earning assets was reduced by $0.9 million, $5.9 million and $12.1 million of amortization of net premiums and net deferred loan origination costs in 2010, 2009 and 2008, respectively. Non-accruing loans were included in the average loans outstanding. The amount of net negative amortization included in our interest income during 2010, 2009 and 2008 were $8.0 million, $16.2 million and $14.8 million, respectively.

	For the Years Ended December 31,
	2010			2009			2008
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Interest-Earning Assets:
Loans available for sale	$1,945,913	$91,321	4.69%	$2,743,218	$142,229	5.18%	$3,069,940	$169,898	5.53%
Loans held-for-investment
Mortgage loans	4,759,105	220,708	4.64%	5,815,218	298,574	5.13%	5,997,408	363,727	6.09%
Commercial loans	2,093,262	104,168	4.93%	2,177,982	111,333	5.06%	2,005,817	120,473	5.94%
Consumer loans	390,166	23,528	6.03%	495,454	27,303	5.51%	425,082	26,753	6.29%

Loans held-for-investment	7,242,533	348,404	4.80%	8,488,654	437,210	5.14%	8,428,307	510,953	6.06%
Mortgage-backed securities held to maturity	—	—	—	—	—	—	299,580	15,576	5.20%
Securities classified as available for sale or trading	1,076,610	55,832	5.19%	2,048,748	107,486	5.25%	1,228,566	72,114	5.87%
Interest-bearing deposits and other	950,513	2,179	0.23%	303,396	2,413	0.80%	289,997	9,456	3.26%

Total interest-earning assets	$11,215,569	$497,737	4.43%	$13,584,016	$689,338	5.07%	$13,316,390	$777,997	5.84%
Other assets	2,814,603			2,283,895			1,716,542

Total assets	$14,030,172			$15,867,911			$15,032,932

Interest-Bearing Liabilities:
Deposits
Demand deposits	$382,195	$1,928	0.50%	$303,256	$1,491	0.49%	$282,939	$3,667	1.30%
Savings deposits	761,416	6,999	0.92%	557,109	7,748	1.39%	371,988	9,195	2.47%
Money Market deposits	560,237	5,157	0.92%	702,120	12,193	1.74%	635,715	14,717	2.75%
Certificate of deposits	3,355,041	90,952	2.71%	3,950,717	145,454	3.68%	3,712,765	160,911	4.35%

Total Retail deposits	5,058,889	105,036	2.08%	5,513,202	166,886	3.03%	4,903,407	188,490	3.85%
Demand deposits	264,473	995	0.38%	117,264	589	0.50%	23,387	559	2.39%
Savings deposits	158,493	1,025	0.65%	86,241	665	0.77%	54,884	1,409	2.57%
Certificate of deposits	309,051	2,607	0.84%	611,453	9,737	1.59%	1,119,339	41,892	3.74%

Total Government deposits	732,017	4,627	0.63%	814,958	10,991	1.35%	1,197,610	43,860	3.66%
Wholesale deposits	1,456,221	45,029	3.09%	1,791,999	63,630	3.55%	1,080,377	50,360	4.66%

Total Deposits	$7,247,127	$154,692	2.13%	$8,120,159	$241,507	2.97%	$7,181,394	$282,710	3.94%
FHLB advances	3,849,897	154,964	4.03%	5,039,779	218,231	4.33%	5,751,967	248,354	4.32%
Federal Reserve borrowings	—	—	—	—	—	—	91,872	1,587	1.73%
Security repurchase agreements	79,053	2,750	3.48%	108,000	4,676	4.33%	165,550	6,719	4.06%
Other	261,333	9,712	3.72%	274,774	13,384	4.87%	248,877	16,102	6.47%

Total interest-bearing liabilities	$11,437,410	$322,118	2.82%	$13,542,712	$477,798	3.53%	$13,439,660	$555,472	4.13%
Other liabilities	1,518,191			1,507,951			862,041
Stockholders’ equity	1,074,571			817,248			731,231

Total liabilities and
stockholders equity	$14,030,172			$15,867,911			$15,032,932

Net interest-earning assets	$(221,841)			$41,304			$(123,270)

Net interest income		$175,619			$211,540			$222,525

Interest rate spread(1)			1.61%			1.54%			1.71%

Net interest margin(2)			1.56%			1.55%			1.67%

Ratio of average interest-
earning assets to interest-
bearing liabilities			98%			100%			99%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

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

	For the Years Ended December 31,
	2010 Versus 2009 Increase			2009 Versus 2008 Increase
	(Decrease) Due to:			(Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)

Interest-Earning Assets:
Loans available for sale	$(9,570)	$(41,338)	$(50,908)	$(9,601)	$(18,068)	$(27,669)
Loans held-for-investment
Mortgage Loans	(23,641)	(54,225)	(77,866)	(54,158)	(10,995)	(65,153)
Commercial Loans	(2,880)	(4,285)	(7,165)	(19,367)	10,227	(9,140)
Consumer Loans	2,027	(5,802)	(3,775)	(3,876)	4,426	550

Total Loans held-for-investment	(24,494)	(64,312)	(88,806)	(77,401)	3,658	(73,743)
Mortgage-backed securities	—	—	—	—	(15,576)	(15,576)
Securities classified as available for sale or trading	(651)	(51,003)	(51,654)	(12,773)	48,145	35,372
Interest bearing deposits and other	(6,270)	6,036	(234)	(7,630)	587	(7,043)

Total	$(40,985)	$(150,617)	$(191,602)	$(107,405)	$18,746	$(88,659)

Interest-Bearing Liabilities:
Demand deposits	$49	$388	$437	$(2,440)	$264	$(2,176)
Savings deposits	(3,591)	2,842	(749)	(6,019)	4,572	(1,447)
Money Market deposits	(4,572)	(2,464)	(7,036)	(7,100)	4,576	(2,524)
Certificate of deposits	(32,571)	(21,931)	(54,502)	(25,708)	10,251	(15,457)

Total retail deposits	(40,685)	(21,165)	(61,850)	(41,267)	19,663	(21,604)
Demand deposits	(334)	739	405	(2,214)	2,244	30
Savings deposits	(197)	557	360	(1,550)	806	(744)
Certificate of deposits	(2,314)	(4,816)	(7,130)	(13,160)	(18,995)	(32,155)

Total government deposits	(2,845)	(3,520)	(6,365)	(16,924)	(15,945)	(32,869)
Wholesale Deposits	(6,678)	(11,923)	(18,601)	(19,892)	33,162	13,270

Total deposits	(50,208)	(36,608)	(86,816)	(78,083)	36,880	(41,203)
FHLB advances	(11,753)	(51,514)	(63,267)	644	(30,767)	(30,123)
Federal Reserve borrowings	—	—	—	—	(1,587)	(1,587)
Security repurchase agreements	(516)	(1,410)	(1,926)	294	(2,337)	(2,043)
Other	(3,198)	(474)	(3,672)	(4,394)	1,676	(2,718)

Total	$(65,675)	$(90,006)	$(155,681)	$(81,539)	$3,865	$(77,674)

Change in net interest income	$24,690	$(60,611)	$(35,921)	$(25,866)	$14,881	$(10,985)

Provision for Loan Losses

During 2010, we recorded a provision for loan losses of $426.4 million as compared to $504.4 million recorded during 2009 and $344.0 million recorded in 2008. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

The decrease in the provision during 2010, which decreased the allowance for loan losses to $274.0 million at December 31, 2010 from $524.0 million at December 31, 2009, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment, which is offset by a decrease in overall loan delinquencies and severity of loss (i.e., loans at least 30 days past due) in 2010. In the fourth quarter of 2010, we sold or transferred to available-for-sale $578.0 million of non-performing residential first mortgages. The decrease in delinquencies was primarily due to the continued elevated level of charge-offs and the sale of non-performing loans. Net charge-offs in 2010 totaled $676.4 million as compared to $356.4 million in 2009. Approximately $327.3 million of the current year charge-offs related to the sale or transfer to available-for-sale of certain non-performing residential loans. As a percentage of the average loans held-for-investment, net charge-offs in 2010 increased to 9.34% from 4.20% in 2009. At the same time, overall loan delinquencies decreased to 8.02% of total loans held-for-investment at December 31, 2010 from 16.89% at December 31, 2009. Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans decreased to $0.5 billion at December 31, 2010, of which $0.3 billion were over 90 days delinquent and non-accruing, as compared to $1.3 billion at December 31, 2009, of which $1.1 billion were over 90 days delinquent and non-accruing. In 2010, the decrease in delinquencies impacted all categories of loans within the held-for-investment portfolio, with the exception of commercial non-real estate and HELOCs. The overall delinquency rate on residential mortgage loans decreased to 6.81% at December 31, 2010 from 16.73% at December 31, 2009, largely due to the sale of non-performing residential mortgages in the fourth quarter of 2010. The overall delinquency rate on commercial real estate loans decreased to 16.85% at December 31, 2010 from 26.27% at December 31, 2009, due in large part to the charge-down or movement of impaired commercial real estate to REO.

The increase in the provision during 2009, which increased the allowance for loan losses to $524.0 million at December 31, 2009 from $376.0 million at December 31, 2008, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment, and it also reflects the increase in overall loan delinquencies and severity of loss (i.e., loans at least 30 days past due) in 2009. Net charge-offs in 2009 totaled $356.4 million as compared to $72.0 million in 2008, resulting primarily from increased charge-offs of first residential mortgage loans and commercial real estate loans, and also from charge-offs of residential construction loans. As a percentage of the average loans held-for-investment, net charge-offs in 2009 increased to 4.20% from 0.79% in 2008. At the same time, overall loan delinquencies increased to 16.89% of total loans held-for-investment at December 31, 2009 from 10.78% at December 31, 2008. Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans increased to $1.3 billion at December 31, 2009, of which $1.1 billion were over 90 days delinquent and non-accruing, as compared to $979.1 million at December 31, 2008, of which $722.3 million were over 90 days delinquent and non-accruing. In 2009, the increase in delinquencies impacted all categories of loans within the held-for-investment portfolio, with the exception of consumer loans and HELOCs. The overall delinquency rate on residential mortgage loans increased to 16.73% at December 31, 2009 from 10.83% at December 31, 2008. The overall delinquency rate on commercial real estate loans increased to 26.27% at December 31, 2009 from 15.50% at December 31, 2008.

See “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

Non-interest income consists of (i) deposit fees and charges, (ii) net loan fees and charges, (iii) net loan administration income, (iv) gain on trading securities, (v) loss on trading securities residuals, (vi) gain on securities available-for-sale, (vii) gain on loan sales and securitizations, (viii) loss on sales of mortgage servicing rights, (ix) impairment investment securities AFS, (x) mark to market on swaps and (xi) other fees and charges. Total non-interest income equaled $453.7 million during 2010, which was a 13.3% decrease from the $523.3 million of non-interest income in 2009. The primary reason for the change was the decrease in 2010 of gain on loan sales and securitizations by $204.3 million, a 40.8% decrease, offset in part by a $70.7 million increase in gain on trading securities, a $75.0 million decrease in loss on trading securities residuals and a $15.8 million reduction in impairment of investment securities in 2010.

Loan Fees and Charges. Our home lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential mortgages and other types of loans. During 2010, recorded gross loan fees and charges of $89.6 million were recorded, a decrease of $35.7 million from the $125.3 million recorded in 2009 and $4.1 million from the $93.6 million recorded in 2008. The decreases in loan fees and charges reflect the decline in the volume of loans originated during 2010, compared to 2009 and 2008. In accordance with U.S. GAAP, loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. Effective January 1, 2009, we elected to account for substantially all mortgage originations as available-for-sale using the fair value method and therefore no longer applied deferral of non-refundable fees and costs to those loans. During 2010, $48.4 thousand of fee revenue were deferred in accordance with this guidance for loans not accounted for under fair value, compared to $180.5 thousand and $90.9 million, respectively, in 2009 and 2008.

Deposit Fees and Charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Our total number of customer checking accounts increased from 125,755 on December 31, 2009 to 130,547 as of December 31, 2010, an increase of 3.8%. Total deposit fees and charges decreased 0.8% during 2010 to $32.2 million compared to $32.4 million in 2009 and $27.4 million in 2008. Our non-sufficient funds fees decreased to $22.1 million in 2010 from $23.3 million in 2009. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Even with the changes to Regulation E, our 2010 debit card fee income increased by 22.1% to $6.1 million from $5.0 million in 2009 and $4.1 million in 2008. This is attributable to the 14.9% increase in transaction volume from 12.2 million in 2009 to 14.0 million in 2010. The Federal Reserve proposal regarding interchange fees may negatively impact future debit card fee income.

Loan Administration. When the home lending operation sells mortgage loans in the secondary market it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. The majority of the MSRs are accounted for on the fair value method. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table summarizes net loan administration income (loss):

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Servicing income (loss) on consumer mortgage servicing:
Servicing fees, ancillary income and charges	$3,197	$5,570	$6,711
Amortization expense — consumer	(949)	(2,420)	(2,529)
Impairment (loss) recovery — consumer	(960)	(3,808)	171

Total net loan administration (loss) income, consumer	1,288	(658)	4,353
Servicing income (loss) on residential mortgage servicing:
Servicing fees, ancillary income and charges	151,145	152,732	141,761
Fair value adjustments	(172,267)	(74,254)	(247,089)
Gain (loss) on hedging activity	32,513	(70,653)	100,724

Total net loan administration (loss) income — residential(1)	11,391	7,825	(4,604)

Total loan administration income (loss)	$12,679	$7,167	$(251)

(1)	Loan administration income does not include the impact of mortgage-backed securities deployed as economic hedges of the MSR assets. These positions, recorded as securities-trading, provided $76.5 million, $5.9 million and $11.3 million in gains and contributed an estimated $16.0 million, $53.5 million and $4.2 million of net interest income for the years ended December 31, 2010, 2009 and 2008, respectively.

2010. Loan administration income increased to $12.7 million for the year ended December 31, 2010 from $7.2 million for the year ended December 31, 2009. Servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of the loans serviced for others portfolio due to lower loan origination volume and continued run-off of serviced loans originated in prior periods. The total unpaid principal balance of loans serviced for others was $56.0 billion at December 31, 2010, versus $56.5 billion at December 31, 2009.

The loan administration income of $12.7 million does not include $76.5 million of gains in mortgage backed securities that were held on our Consolidated Statements of Financial Condition as economic hedges of our MSR asset during the year ended December 31, 2010. These gains are required to be recorded separately as gains on trading securities within our Consolidated Statements of Operations.

For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the year ended December 31, 2010 versus 2009 was due to the transfer of servicing to a third party servicer in the fourth quarter. At December 31, 2010, the total unpaid principal balance of consumer loans serviced for others was zero (due to the transfer of such servicing pursuant to the applicable servicing agreements) versus $0.9 billion serviced at December 31, 2009.

2009. Loan administration income increased to $7.2 million for the year ended December 31, 2009 from a loss of $0.3 million for the year ended December 31, 2008. Servicing fees, ancillary income, and charges on residential mortgage servicing increased during 2009 compared to 2008, primarily as a result of increases in the average balance of loans serviced for others portfolio. We believe that the loss in 2008 was largely due to significant dislocation in the capital markets and, in particular, the conservatorship of Fannie Mae and Freddie Mac and other unprecedented government intervention relating to the mortgage backed securities market. The total unpaid principal balance of loans serviced for others was $56.5 billion at December 31, 2009, versus $55.9 billion at December 31, 2008.

The loan administration income of $7.2 million does not include $5.9 million of gains in mortgage backed securities that were held on our Consolidated Statements of Financial Condition as economic hedges of our MSR asset during the year ended December 31, 2009. These gains are required to be recorded separately as gains on trading securities within our Consolidated Statements of Operations.

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

For U.S. government sponsored agency mortgage-backed securities held, we recorded a gain of $76.5 million for the year ended December 31, 2010, of which $3.9 million related to an unrealized gain on agency mortgage backed securities held at December 31, 2010. For the same period in 2009, we recorded a gain of $5.9 million of which $3.4 million was related to an unrealized loss on agency mortgage backed securities held at December 31, 2009.

Loss on Residual Interests and Transferor Interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in 2010 and 2009 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations.

We recognized a loss of $7.8 million for the year ended December 31, 2010. In 2010, $2.1 million was related to a reduction in the residual valuation and $5.7 million was related to a reduction in the transferor’s interest related to our HELOC securitizations. We recognized a loss of $82.9 million for the year ended December 31, 2009, of which $22.8 million was related to the reduction in the residual valuation and $60.1 million was related to the reduction in the transferor’s interest.

Net Gain on Loan Sales. The home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Generally, loans are sold into the secondary market at a higher margin during periods of low or decreasing interest rates. Typically, as the volume of acquirable loans increases in a lower or falling interest rate environment, we are able to pay less to acquire loans and are then able to achieve higher spreads on the eventual sale of the acquired loans. In contrast, when interest rates rise, the volume of acquirable loans decreases and therefore we may need to pay more in the acquisition phase, thus decreasing the net gain achievable. During 2009 and into 2010, the net gain was also affected by increasing spreads available from securities sold that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand for Fannie Mae and Freddie Mac conforming residential mortgage loans and FHA insured loans, which have provided more favorable loan pricing opportunities for conventional residential mortgage products.

The following table provides information on net gain on loan sales reported in the Consolidated Financial Statements to loans sold within the period (dollars in thousands):

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Net gain on loan sales	$296,965	$501,250	$146,060

Loans sold and securitized	$26,506,672	$32,326,643	$27,787,884
Spread achieved	1.12%	1.55%	0.53%

2010. For the year ended December 31, 2010, net gain on loan sales decreased $204.3 million to $297.0 million from the $501.3 million in the 2009 period. The 2010 period reflects the sale of $26.5 billion in loans versus $32.3 billion sold in the 2009 period. Management believes changes in market conditions during the 2010 period resulted in decreased mortgage loan origination volume ($26.6 billion in the 2010 period versus $32.4 billion in the 2009 period) and an overall decrease on sale spread (112 basis points in the 2010 versus 155 basis points in the 2009 period).

Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans available-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans available-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $12.4 million and $20.5 million for the years ended December 31, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.3 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively. Provisions to the secondary market reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $35.2 million and $26.5 million, for the years ended December 31, 2010 and 2009, respectively. Also included in net gain on loan sales is the capitalized value of our MSRs, which totaled $239.4 million and $336.2 million for the years ended December 31, 2010 and 2009, respectively.

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

We had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to the secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $20.5 million and ($4.7) million for the years ended December 31, 2009 and 2008, respectively. Lower of cost or market adjustments amounted to $0.1 million and $34.2 million for the years ended December 31, 2009 and 2008, respectively. Provisions to our secondary market reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $26.5 million and $10.4 million, for the years ended December 31, 2009 and 2008, respectively. Also included in our net gain on loan sales is the capitalized value of our MSRs, which totaled $336.2 million and $358.1 million for the years ended December 31, 2009 and 2008, respectively.

Net (Loss) Gain on Sales of Mortgage Servicing Rights. As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry all of our residential MSRs at fair value we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuations of MSRs would be recorded through our loan administration income.

2010. During 2010, we recorded a loss on sales of MSRs of $7.0 million compared to $3.9 million in 2009. $5.7 million of the 2010 loss represented the estimated costs of the transactions, which include hold back reserves for missing documents, payoff reserves, broker fees and recording fees, and $1.3 million was due to the transfer of the servicing rights on our two private second mortgage loan securitizations. During 2010, we sold servicing rights related to $13.4 billion of loans serviced for others on a bulk basis and $1.8 billion on a servicing released basis. We had no sales on a flow basis in 2010.

2009. During 2009, we recorded a loss on sales of MSRs of $3.9 million, which represented the estimated costs of the transactions compared to a $1.8 million gain recorded for 2008. During 2009, we sold servicing rights related to $14.6 billion of loans serviced for others on a bulk basis, $0.5 billion on a flow basis, and $1.5 billion on a servicing released basis.

Net Gain (Loss) on Securities Available For Sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

2010. Gains on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. During 2010, sales of agency securities with underlying mortgage products recently originated by the Bank were $187.7 million resulting in $1.2 million of net gain on loan sales.

Gain on sales for all other available-for-sale security types are reported in net gain on sale of available-for-sale securities. During the year ended December 31, 2010, we sold $251.0 million in purchased agency and non-agency securities available-for-sale generating a net gain on sale of $6.7 million.

2009. Gains on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. During 2009, sales of agency securities with underlying mortgage products recently originated by the Bank were $653.0 million resulting in $13.0 million of net gain on loan sales.

Gain on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sale securities. During the year ended December 31, 2009, we sold $164.0 million in purchased Agency and non-agency securities available-for-sale generating a net gain on sale of available-for-sale securities of $8.6 million.

Net Impairment Losses Recognized Through Earnings. As required by current accounting guidance for investments-debt and equity securities, we may also incur losses on securities available-for-sale as a result of a reduction in the estimated fair value of the security when that decline has been deemed to be an other-than-temporary. Prior to the first quarter of 2009, if an other-than-temporary impairment was identified, the difference between the amortized cost and the fair value was recorded as a loss through operations. Beginning the first quarter of 2009, accounting guidance changed to only recognize other-than-temporary impairment related to credit losses through operations with any remainder recognized through other comprehensive income (loss). Further, upon adoption, the guidance required a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment. See Stockholder’s Equity in Note 26 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

The credit losses on the CMO portfolio have been created by the economic conditions present in the United States over the course of the last two years. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called “strategic defaults”).

2010. In the year ended December 31, 2010, additional credit losses on CMO’s totaled $5.0 million, which was recognized in current operations. At December 31, 2010, the cumulative amount of other-than temporary impairment due to credit losses totaled $40.0 million.

2009. In the year ended December 31, 2009, additional credit losses on CMO’s totaled $20.7 million, which was recognized in current operations. At December 31, 2009, the cumulative amount of other-than-temporary impairment due to credit losses totaled $35.3 million

Other Fees and Charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries FRC and Douglas Insurance Agency, Inc.

2010. During 2010, we recorded $7.0 million in dividends on an average outstanding balance of FHLB stock of $367.4 million, as compared to $6.2 million in dividends on an average balance of FHLB stock outstanding of $373.4 million in 2009. During 2010, FRC earned fees of $1.4 million versus $9.4 million in 2009. The amount of fees earned by FRC varies with the volume of loans that were insured during the respective periods. In addition, during 2010, we recorded an expense of $61.5 million for the increase in our secondary market reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which decreased from the $75.6 million recorded in 2009. See the section captioned “Secondary Market Reserve” in this discussion for further information.

2009. During 2009, we recorded $6.2 million in dividends on an average outstanding balance of FHLB stock of $373.4 million as compared to $18.6 million in dividends on an average balance of FHLB stock outstanding of $367.3 million in 2008. During 2009, FRC earned fees of $9.4 million versus $8.4 million in 2008. The amount of fees earned by FRC varies with the volume of loans that were insured during the respective periods. In addition, during 2009, we recorded an expense of $75.6 million for the increase in our secondary market reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $17.0 million recorded in 2008.

Non-Interest Expense

The following table sets forth the components of non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Effective January 1, 2009, we elected to account for substantially all mortgage loans available-for-sale using the fair value method and, therefore, immediately began recognizing loan origination fees and direct origination costs in the period incurred.

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Compensation and benefits	$199,500	$223,394	$219,251
Commissions	38,688	73,994	109,464
Occupancy and equipment	65,285	70,009	79,253
Asset resolution	126,282	96,591	46,232
Federal insurance premiums	37,389	36,613	7,871
Other taxes	3,180	16,029	4,115
Warrant expense	4,189	23,338	—
Loss on extinguishment of debt	20,826	16,446	—
General and Administrative	80,554	116,617	83,198

Total	$575,893	$673,031	$549,384
Less: capitalized direct costs of loan closings	(238)	(905)	(117,332)

Total, net	$575,655	$672,126	$432,052

Efficiency ratio(1)	91.5%	91.5%	122.5%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

2010. Non-interest expense, totaled $575.9 million in 2010, compared to $673.0 million in 2009. The 14.4% decrease was largely due to decreases in compensation and commissions, other taxes, warrant expense and an overall decrease in general and administrative expenses.

In 2010, full-time equivalent (“FTE”) salaried employees decreased by 74 to 3,001 at December 31, 2010. Gross compensation and benefit expense totaled $199.5 million in 2010, a decrease of $23.9 million, from $223.4 million in 2009. The 10.7% decrease in gross compensation and benefits expense was largely due to reductions in compensation incentives by $11.3 million and temporary help expense by $3.5 million. Commission expense totaled $38.7 million in 2010 compared to $74.0 million in 2009. The 47.7% decrease in commissions was largely due to the decrease in employment of commissioned loan officers and account executives in 2010. At December 31, 2010, the number of loan officers and account executives totaled 146 and 132, respectively, compared to 174 and 162, respectively, at December 31, 2009. Commission expense, a variable cost of production, equaled 15 basis points (0.15%) of total production at December 31, 2010 compared to 23 basis points (0.23%) at December 31, 2009.

Occupancy and equipment expense totaled $65.3 million in 2010 compared to $70.0 million in 2009. The 6.7% decrease of $4.7 million was largely due to the cessation of rent obligations in 2010 for banking centers and home loan centers that were closed in 2010 and 2009. Asset resolution expense consists of foreclosure and other disposition and carrying costs, loss provisions, and gain and losses on the sale of REO properties that have been obtained through foreclosure or other proceedings. In 2010, asset resolution expenses totaled $126.3 million, a 30.7% increase from $96.6 million for 2009. The increase in asset resolution expense was mainly due to costs related to REO commercial properties. Foreclosure costs on REO commercial properties of $6.2 million, net of gain on sales and recoveries of $3.3 million and a loss provision of $39.2 million, totaled $42.1 million of asset resolution. The increased level of loss provisions on REO is primarily due to continuing depressed real estate markets.

At December 31, 2010, federal insurance premiums totaled $37.4 million, a 2.1% increase of $0.8 million compared to $36.6 million at December 31, 2009. Other taxes totaled $3.2 million in 2010 compared to $16.0 million in 2009. In 2009, the initial set-up of a valuation allowance for state deferred tax assets increased taxes in 2009 by $11.7 million. Without this amount, there would be a $1.1 million decrease in taxes when comparing other taxes in 2010 to other taxes in 2009. The $1.1 million decrease in other taxes is largely attributable to the net tax benefits recorded for the Bank. The $19.1 million decrease in warrant expense from $23.3 million in 2009, was largely due to reclassification of U.S. Treasury warrants during 2009 from a liability to equity. The warrants were issued to the U.S. Treasury as part of the Troubled Asset Relief Program (“TARP”). The decrease in warrant expense was offset in part by a net $2.8 million increase in the valuation of warrants and the issuance of additional warrants to certain investors in May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. Loss on extinguishment of debt totaled $20.8 million in 2010, $19.7 million represented prepayment penalties related to the early retirement of $500.0 million in FHLB advances. Other expenses totaled $80.6 million in 2010 as compared to $116.6 million in 2009. The decrease was primarily due to a $32.5 million decrease in reinsurance loss reserve in 2010 as compared to 2009.

2009. Non-interest expenses, before the capitalization of direct costs of loan closings, totaled $673.0 million in 2009 compared to $549.4 million in 2008. The 22.5% increase in non-interest expense in 2009 was largely due to an increase in Federal deposit insurance premiums, higher state tax provision due to the recording of a valuation allowance on state deferred assets, and increased losses and expenses related to foreclosures. During 2009, we opened four and closed 14 banking centers for a total of 165 banking centers.

Our gross compensation and benefit expense totaled $223.4 million in 2009. The 1.9% increase from 2008 is primarily attributable to normal salary increases. Full-time equivalent (“FTE”) salaried employees decreased by 171 to 3,075 at December 31, 2009, largely reflecting a reduction in bank employees due to branch closings. Commission expense, which is a variable cost associated with loan production, totaled $74.0 million, equal to 23 basis points (0.23%) of total loan production in 2009 as compared to $109.5 million, equal to 39 basis points (0.39%) of total loan production in December 31, 2008. The decline in commission expense is due to a revised compensation structure across various distribution channels.

Occupancy and equipment totaled $70.0 million at December 31, 2009, a decrease of $9.2 million from December 31, 2008, which reflects the closing of various non-profitable home loan centers. Asset resolution expense increased $50.4 million to $96.6 million due to a rapid decline in property values and an increase in carrying costs. Because of the climate in the housing market, provision for REO loss was increased from $30.8 million to $56.0 million, an increase of $25.2 million. FDIC insurance premiums were $36.6 million at December 31, 2009 as compared to $7.9 million at 2008. We pay taxes in the various states and local communities in which business is done and/or located. For the year ended December 31, 2009, state and local tax expense totaled $16.0 million, compared to a tax expense of $4.1 million in 2008. The increase was principally due to an $11.7 million expense in 2009 related to the valuation allowance on state deferred tax assets. Warrant expense consisted of the recording of $21.9 million in U.S. Treasury warrants and $1.4 million valuation recorded for the warrants issued to certain investors in the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. Other expenses totaled $116.6 million during 2009 compared to $83.2 million in 2008. The increase was primarily due to a $7.8 million increase in net reinsurance expense and an $8.1 million increase in consulting and legal fees.

Provision (Benefit) for Federal Income Taxes

For the year ended December 31, 2010, our provision for federal income taxes as a percentage of pretax loss was 0.6% compared to benefits on pretax losses of 12.5% in 2009 and 34.9% in 2008. For each period, the (benefit) provision for federal income taxes varies from statutory rates primarily because of certain non-deductible corporate expenses.

We account for income taxes in accordance with FASB ASC Topic 740 “Income Taxes.” Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

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

FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable; and therefore, difficult to overcome. We had cumulative pre-tax losses in 2008, 2009 and 2010 and we considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that we would not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $330.8 million valuation allowance against deferred tax assets as of December 31, 2010. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Analysis of Items on Statement of Financial Condition

Securities Classified as Trading. Securities classified as trading are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from private-label securitizations. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At December 31, 2010 there were $160.8 million in agency mortgage-backed securities in trading as compared to $328.2 million at December 31, 2009. Agency mortgage-backed securities held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in U.S. GAAP. The non-investment grade residual interests resulting from private label securitizations were zero at December 31, 2010 versus $2.1 million at December 31, 2009. Non-investment grade residual securities classified as trading decreased as a result of the increase in actual and expected losses in the second mortgages and HELOC’s that underlie these assets. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Securities Classified as Available For Sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, decreased from $605.6 million at December 31, 2009, to $475.2 million at December 31, 2010. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other Investments Restricted. Our investment portfolio decreased from $15.6 million at December 31, 2009 to zero at December 31, 2010. During 2010 and 2009, we executed commutation agreements with one and three, respectively of the four mortgage insurance companies with which there were reinsurance agreements. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receives 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount above the amount of total future liability. We had other investments in insurance subsidiary which were restricted use. These assets could only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates recorded amounts for each period presented.

Loans Available For Sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At December 31, 2010, we held loans available-for-sale of $2.6 billion, which was an increase of $615.1 million from $2.0 billion held at December 31, 2009. Loan production is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The increase in the balance of loans available-for-sale was principally attributable to the timing of loan sales for the loans sold during December 2010 and to approximately $112.0 million of certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding liability is included in other liabilities. For further information on loans available-for-sale, see Note 6 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table shows the activity in our portfolio of loans available-for-sale during the past five years:

LOANS AVAILABLE FOR SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Balance, beginning of year	$1,970,104	$1,484,680	$3,511,310	$3,188,795	$1,773,394
Loans originated, net	29,130,634	33,546,834	28,340,137	26,054,106	18,057,340
Loans sold servicing retained, net	(25,585,190)	(30,844,798)	(25,078,784)	(22,965,827)	(13,974,425)
Loans sold servicing released, net	(1,760,635)	(1,543,216)	(512,310)	(1,524,506)	(2,395,465)
Loan amortization/prepayments	(1,578,909)	(760,925)	(3,456,999)	(541,956)	(1,246,419)
Loans transferred from (to) various loan portfolios, net
	409,196	(87,529)	(1,318,674)	(699,302)	974,370

Balance, end of year	$2,585,200	$1,970,104	$1,484,680	$3,511,310	$3,188,795

Loans Held for Investment. The largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans. Loans held-for-investment decreased from $7.7 billion at December 31, 2009, to $6.3 billion at December 31, 2010 due in large part to management’s decision in 2007, to not originate loans for portfolio. Mortgage loans held-for-investment decreased $1.2 billion to $3.8 billion, second mortgage loans decreased $46.8 million to $174.8 million, commercial real estate loans decreased $350.0 million to $1.3 billion and consumer loans decreased $65.8 million to $358.0 million. The $1.2 billion decrease in the mortgage loans held-for-investment was primarily due to the sale of $474.0 million non-performing residential first mortgage loans and charge-offs of $143.8 million first mortgage loans in 2010. The $350.0 million decrease in commercial real estate loans was primarily due to a $8.1 million increase in commercial real estate net charge-offs of $153.1 million for the year ended December 31, 2010. For information relating to the concentration of credit of our loans held-for-investment, see Note 27 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio at December 31, 2010:

LOANS HELD FOR INVESTMENT, BY RATE TYPE

	Fixed	Adjustable
	Rate	Rate	Total

	(Dollars in thousands)

Mortgage loans	$1,294,654	$2,490,046	$3,784,700
Second mortgage loans	161,646	13,143	174,789
Commercial real estate loans	974,705	275,596	1,250,301
Construction loans	2,143	5,869	8,012
Warehouse lending	—	720,770	720,770
Consumer	82,998	275,038	358,036
Non-real estate commercial loans	5,535	3,340	8,875

Total	$2,521,681	$3,783,802	$6,305,483

The two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD FOR INVESTMENT

	At December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Mortgage loans	$3,784,700	$4,990,994	$5,958,748	$5,823,952	$6,211,765
Second mortgage loans	174,789	221,626	287,350	56,516	715,154
Commercial real estate loans	1,250,301	1,600,271	1,779,363	1,542,104	1,301,819
Construction loans	8,012	16,642	54,749	90,401	64,528
Warehouse lending	720,770	448,567	434,140	316,719	291,656
Consumer loans	358,036	423,842	543,102	281,746	340,157
Non-real estate commercial loans	8,875	12,366	24,669	22,959	14,606

Total loans held-for-investment	6,305,483	7,714,308	9,082,121	8,134,397	8,939,685
Allowance for loan losses	(274,000)	(524,000)	(376,000)	(104,000)	(45,779)

Total loans held-for-investment, net	$6,031,483	$7,190,308	$8,706,121	$8,030,397	$8,893,906

LOANS HELD FOR INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Balance, beginning of year	$7,714,308	$9,082,121	$8,134,397	$8,939,685	$10,576,471
Loans originated	168,995	190,298	437,516	996,702	2,406,068
Change in lines of credit	(159,329)	312,895	(530,170)	153,604	(244,666)
Loans transferred (to) from various portfolios, net(1)	(649,409)	(87,529)	1,318,674	383,403	(1,018,040)
Loan amortization / prepayments	(212,046)	(1,141,385)	(63,659)	(2,223,258)	(2,696,441)
Loans transferred to repossessed assets	(557,036)	(642,092)	(214,637)	(115,739)	(83,707)

Balance, end of year	$6,305,483	$7,714,308	$9,082,121	$8,134,397	$8,939,685

(1)	At December 31, 2010, loans transferred to various portfolios includes $578.2 million transferred to loans available-for-sale as part of the sale of non-performing residential first mortgage loans.

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five years.

NON-PERFORMING LOANS AND ASSETS

	At December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Non-performing loans	$318,416	$1,071,636	$722,301	$197,149	$57,071
Repurchased non-performing assets, net	28,472	45,697	16,454	8,079	22,096
Real estate and other repossessed assets, net	151,085	176,968	109,297	95,074	80,995

Non-performing assets held-for-investment, net	497,973	1,294,301	848,052	300,302	160,162

Non-performing loans available for sale	94,889	—	—	—	—

Total non-performing assets including loans available for sale	$592,862	$1,294,301	$848,052	$300,302	$160,162

Ratio of non-performing assets to total assets	4.35%	9.24%	5.97%	1.91%	1.03%
Ratio of non-performing loans held for investment to loans held-for-investment	5.05%	13.89%	7.95%	2.42%	0.64%
Ratio of allowance to non-performing loans held for investment	86.05%	48.90%	52.06%	52.75%	80.21%
Ratio of allowance to loans held-for-investment	4.35%	6.79%	4.14%	1.28%	0.51%
Ratio of net charge-offs to average loans held-for- investment(1)	4.82%	4.20%	0.79%	0.38%	0.20%

(1)	Does not include non-performing loans available-for-sale. At December 31, 2010, net charge off to average loans held-for-investment ratio was 9.34%, including the loss recorded on the non-performing loan sale.

The following table provides the activity for non-performing commercial assets.

For the Year Ended
2010

Beginning balance	$440,948
Additions	185,873
Returned to performing	(90,045)
Principal payments	(30,947)
Sales	(59,639)
Charge-offs, net of recoveries	(153,062)
Valuation write-downs	(39,194)

Ending balance, December 31,	$253,934

Delinquent Loans Held For Investment. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected. At December 31, 2010, we had $505.6 million loans held-for- investment that were determined to be delinquent. Of those delinquent loans, $318.4 million of loans were non-performing held-for-investment, of which $130.4 million, or 41.0%, were single-family residential mortgage loans. At December 31, 2009, $1.3 billion in loans were determined to be delinquent, of which $1.1 billion of loans were non-performing, and of which $667.0 million, or 62.2% were single-family residential mortgage loans. At December 31, 2010, non-performing loans available-for-sale totaled $94.9 million.

Loan Modifications. We may modify certain loans to retain customers or to maximize collection of the loan balance. We have maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during the third quarter of 2009 have resulted in a significant increase in restructured loans. These loans are classified as trouble debt restructurings “TDRs” and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At December 31, 2010, TDRs totaled $768.7 million of which $124.5 million were non-accruing. Commercial TDRs totaled $98.6 million of which $73.1 million were non-accruing and $670.1 million were residential TDRs, of which $51.4 million were non-accruing and $34.0 million were classified as available-for-sale. At December 31, 2009, TDRs totaled $710.3 million of which $272.3 million were non-accruing. Commercial TDRs totaled $157.0 million of which $134.1 million were non-accruing and $533.3 million were residential TDRs of which $138.2 million were non-accruing.

The following table sets forth information regarding delinquent loans as of the end of the last three years:

DELINQUENT LOANS HELD FOR INVESTMENT

	At December 31,
Days Delinquent	2010	2009	2008

	(Dollars in thousands)

30	$133,449	$143,500	$145,407
60	53,745	87,625	111,404
90+	318,416	1,071,636	722,301

Total	$505,610	$1,302,761	$979,112

We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $215.0 million, 60 day delinquencies equaled $111.4 million and 90+ day delinquencies equaled $365.0 million at December 31, 2010. Total delinquent loans under the MBA Method total $691.4 million or 11.0% of loans held-for-investment at December 31, 2010. By comparison, delinquent loans under the MBA Method total $1.5 billion or 19.4% of loans held-for-investment at December 31, 2009.

The following table sets forth information regarding non-performing loans held-for-investment as to which we have ceased accruing interest:

NON-ACCRUAL LOANS HELD FOR INVESTMENT

	At December 31, 2010
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans

	(Dollars in thousands)

Mortgage loans	$3,784,700	$119,903	3.2%	39.1%
Second mortgages	174,789	7,479	4.3	2.4
Commercial real estate	1,250,301	167,416	13.4	54.6
Construction	8,012	3,021	37.7	1.0
Warehouse lending	720,770	—	—	—
Consumer:
HELOC	271,326	6,713	2.5	2.2
Other consumer	86,710	770	—	0.2
Commercial non-real estate	8,875	1,619	18.2	0.5

Total loans	$6,305,483	$306,921	4.87%	100.0%

Less allowance for loan losses	(274,000)

Total loans held-for-investment, net	$6,031,483

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified.

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

As the process for determining the adequacy of the allowance requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in our loan portfolio various assumptions are made. For example, when assessing the condition of the overall economic environment assumptions are made regarding current economic trends and their impact on the loan portfolio. If the anticipated recovery is not as strong or timely as management’s expectations, it may affect the estimate of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

Residential Real Estate. As of December 31, 2010, non-performing residential first mortgages, including land lot loans, decreased to $119.9 million, down $539.6 million or 81.8%, from $659.5 million at the end of 2009. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2010. Net charge-offs for 2010 include $327.3 million related to the sale and transfer to available-for-sale of $578.0 million in non-performing residential mortgage loans. Net charge-offs within the residential mortgage portfolio, including first and second mortgages, totaled $497.1 million for the year ended December 31, 2010 compared to $166.3 million for the prior year. Excluding $327.3 million related to the non-performing loan sale in 2010, the net charge-offs increased $3.5 million, or 2.1% in 2010. Management expects a significant reduction in net charge-offs within this portfolio in 2011 as substantially all of the non-performing residential first mortgages were sold or transferred to loans available-for-sale in the fourth quarter 2010 and the related charge-off was recognized.

The overall delinquency rate in the residential construction loan portfolio was 37.7% as of December 31, 2010, down from 42.5% as of December 31, 2009. Non-performing construction loans decreased to $3.0 million from $4.8 million as of December 31, 2009. With the real estate market declines, downward pressure on new home prices, and lack of end loan financing, this portfolio has experienced declines in credit quality, but credit quality appeared to be stabilizing in 2010, with the reduction in new delinquencies. Net charge-offs in the construction loan portfolio totaled approximately $0.6 million for the year ended December 31, 2010 down from $2.9 million for 2009.

Commercial Real Estate. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. The credit deterioration continued in 2009 within those portfolios and the office and retail loan portfolios. Credit deterioration in this segment has slowed in 2010. Non-performing commercial real estate loans have decreased to 16.85% of the portfolio at December 31, 2010 down from 26.27% as of the end of 2009. Net charge-offs within the commercial real estate portfolio totaled $153.1 million for the year ended December 31, 2010 up from $145.0 million for 2009.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment.

The allowance for loan losses decreased to $274.0 million at December 31, 2010 from $524.0 million at December 31, 2009. The allowance for loan losses as a percentage of non-performing loans increased to 86.1% from 48.9% at December 31, 2009, which is largely due to the sale of $474.0 million of non-performing residential mortgage loans and transferred $104.2 million of similar loans to available-for-sale, marking them to fair value, in the fourth quarter of 2010. The allowance for loan losses as a percentage of investment loans decreased to 4.35% as of December 31, 2010 from 6.79% as of December 31, 2009.

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2010 and the allocation of the allowance for loan losses over the past five years:

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2010
	Investment	Percent		Percentage
	Loan	of	Allowance	to Total
	Portfolio	Portfolio	Amount	Allowance

	(Dollars in thousands)

Mortgage loans	$3,784,700	60.1%	$117,939	43.0%
Second mortgages	174,789	2.8	25,187	9.2
Commercial real estate	1,250,301	19.8	93,436	34.1
Construction	8,012	0.1	1,461	0.5
Warehouse lending	720,770	11.4	4,171	1.5
Consumer:
HELOC	271,326	4.3	21,369	7.8
Other	86,710	1.4	3,450	1.3
Commercial non-real estate	8,875	0.1	1,542	0.6
Unallocated	—	—	5,445	2.0

Total	$6,305,483	100.0%	$274,000	100.0%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2010		2009		2008		2007		2006
		Loans		Loans		Loans		Loans		Loans
		To		To		To		To		To
	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Mortgage loans	$117,939	60.1%	$268,753	64.7%	$156,802	65.6%	$32,334	71.6%	$16,355	69.5%
Second mortgages	25,187	2.8	40,887	2.9	16,674	3.1	5,122	0.7	6,627	8.0
Commercial real estate	93,436	19.8	154,447	20.7	173,204	19.6	47,273	19.0	7,748	14.5
Construction	1,461	0.1	2,388	0.2	3,352	0.6	1,944	1.1	762	0.7
Warehouse lending	4,171	11.4	3,766	5.8	3,432	4.8	1,387	3.9	672	3.3
Consumer	24,819	5.7	41,052	5.5	15,266	6.0	13,064	3.4	11,091	3.8
Commercial non-real estate	1,542	0.1	2,976	0.2	1,036	0.3	680	0.3	362	0.2
Unallocated	5,445	—	9,731	—	6,234	—	2,196	—	2,162	—

Total	$274,000	100.0%	$524,000	100.0%	$376,000	100.0%	$104,000	100.0%	$45,779	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Beginning balance	$524,000	$376,000	$104,000	$45,779	$39,140
Provision for loan losses(1)	426,353	504,370	343,963	88,297	25,450
Charge-offs
Mortgage loans(1)	(501,460)	(169,952)	(47,814)	(17,468)	(9,833)
Consumer loans	(24,238)	(40,441)	(6,505)	(9,827)	(7,806)
Commercial loans	(156,355)	(148,672)	(15,774)	(4,765)	(1,414)
Construction loans	(581)	(2,922)	(1,872)	—	—
Other	(2,840)	(2,789)	(2,006)	(1,599)	(2,560)

Total charge offs	(685,474)	(364,776)	(73,971)	(33,659)	(21,613)
Recoveries
Mortgage loans	4,312	3,690	480	687	665
Consumer loans	2,387	1,233	978	2,258	1,720
Commercial loans	1,656	2,598	36	174	40
Construction loans	7	35	—	—	—
Other	759	850	514	464	377

Total recoveries	9,121	8,406	2,008	3,583	2,802

Charge-offs, net of recoveries	(676,353)	(356,370)	(71,963)	(30,076)	(18,811)

Ending balance	$274,000	$524,000	$376,000	$104,000	$45,779

Net charge-off ratio(1)	9.34%	4.20%	0.79%	0.38%	0.20%

(1)	Includes the provision for loan losses and charge-offs related to the sale of non-performing loans available-for-sale of $176.5 million and $327.3, respectively. Excluding the sale of non-performing loans available-for-sale the net charge-off ratio would have been 4.82% at December 31, 2010.

Repossessed Assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At December 31, 2010, repossessed assets totaled $151.1 million compared to $177.0 million at December 31, 2009. The decrease was the result of a reduction of $3.8 million in new foreclosures, to $204.9 million during 2010 as compared to $208.7 million during 2009 and continuing efforts to dispose of repossessed assets in an efficient manner. Disposals of repossessed assets increased to $230.8 million in 2010 from $141.0 million in 2009.

The following schedule provides the activity for repossessed assets during each of the past five years:

NET REPOSSESSED ASSET ACTIVITY

	2010	2009	2008	2007	2006

	(Dollars in thousands)

Beginning balance	$176,968	$109,297	$95,074	$80,995	$47,724
Additions	204,926	208,674	114,038	101,539	83,707
Disposals	(230,809)	(141,003)	(99,815)	(87,460)	(50,436)

Ending balance	$151,085	$176,968	$109,297	$95,074	$80,995

Accrued Interest Receivable. Accrued interest receivable decreased from $44.9 million at December 31, 2009 to $27.4 million at December 31, 2010. Our total earning assets decreased, as the balance of non-accrual loans decreased to $413.3 million at December 31, 2010 as compared to $1.1 billion at December 31, 2009. The reduction in non-accrual loans is the result of the $474.0 million sale of non-performing loans. During 2010, $1.7 million of accrued interest on non-performing loans was charged off and accrued interest relating to the sale of non-performing loans was $4.4 million. We typically collect interest in the month following the month in which it is earned.

FHLB Stock. Holdings of FHLB stock decreased to $337.2 million at December 31, 2010 from $373.4 million at December 31, 2009 due to a redemption of excess stock on November 18, 2010, initiated by the FHLB. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB in an amount equal to at least 1.0% of the aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20th of our FHLB advances, whichever is greater.

Premises and Equipment. Premises and equipment, net of accumulated depreciation, totaled $232.2 million at December 31, 2010, a decrease of $7.1 million, or 3.0%, from $239.3 million at December 31, 2009. Our investment in property and equipment decreased due to our decision to limit branch expansion.

Mortgage Servicing Rights. At December 31, 2010, MSRs included residential MSRs at fair value amounting to $580.3 million. At December 31, 2009, residential MSRs amounted to $649.1 million and consumer MSRs at amortized cost amounted to $3.2 million. During the years ended December 31, 2010 and 2009, we recorded additions to our residential MSRs of $239.4 million and $336.2 million, respectively, due to loan sales or securitizations. Also, during the year ending December 31, 2010, we reduced the amount of MSRs by $137.4 million related to bulk servicing sales and $80.1 million related to loans that paid off during the period offset increases of $90.7 million related to the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The principal balance of the loans underlying our total MSRs was $56.0 billion at December 31, 2010 versus $56.5 billion at December 31, 2009, with the decrease primarily attributable to our bulk and flow servicing sales of $13.4 billion in underlying loans partially offset by loan origination activity for 2010.

The recorded amount of the MSR portfolio at December 31, 2010 and 2009 as a percentage of the unpaid principal balance of the loans we are servicing was 1.04% and 1.15%, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 30.8 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the following variables:

•	Anticipated prepayment speeds (also known as the constant prepayment rate (“CPR”);

•	Product type (i.e., conventional, government, balloon);

•	Fixed or adjustable rate of interest;

•	Interest rate;

•	Term (i.e., 15 or 30 years);

•	Servicing costs per loan;

•	Discounted yield rate; and

•	Estimate of ancillary income such as late fees, prepayment fees, etc.

The most important assumptions used in the MSR valuation model are anticipated prepayment speeds. The factors used for those assumptions are selected based on market interest rates and other market assumptions. Their reasonableness is confirmed through surveys conducted with independent third parties.

On an ongoing basis, the MSR portfolio is internally valued to determine the fair value at which to carry the residential MSRs. In addition, third party valuations of the MSR portfolio are obtained periodically to validate the reasonableness of the value generated by the internal valuation model.

At December 31, 2010 and 2009, the fair value of our total MSR portfolio was $580.3 million and $652.6 million, respectively. At December 31, 2010, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.1%; (2) an anticipated loan prepayment rate of 16.9% CPR; and (3) servicing costs per conventional loan of $40, $45 for each government loan and $50 for each adjustable-rate loan, respectively. At December 31, 2009, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 8.9%; (2) an anticipated loan prepayment rate of 13.8% CPR; and (3) servicing costs per conventional loan of $40 and $61 for each government and $52 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years:

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(Dollars in thousands)

Balance, beginning of year	$56,521,902	$55,870,207	$32,487,337	$15,032,504	$29,648,088
Loans serviced additions	26,325,610	31,680,715	25,300,440	24,255,114	16,370,925
Loan amortization/prepayments	(11,673,592)	(14,391,961)	(1,405,260)	(3,248,986)	(3,376,219)
Servicing sales	(15,133,857)	(16,637,059)	(512,310)	(3,551,295)	(27,610,290)

Balance, end of year	$56,040,063	$56,521,902	$55,870,207	$32,487,337	$15,032,504

Government Insured Repurchased Assets. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain loans securitized in Ginnie Mae pools, if they meet certain delinquency criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the assets on the Consolidated Statement of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as government insured repurchased assets, and those loans which we had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale. At December 31, 2009, we had $826.3 million classified as government insured repurchased assets and no such loans classified as loans available-for-sale.

The $904.9 million increase in government insured repurchased assets from December 31, 2009 to December 31, 2010 reflected growth in our government lending area combined with an increase in delinquencies in FHA and VA loans throughout both 2010 and 2009.

Substantially all of these assets continue to be insured or guaranteed by Ginnie Mae and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency, however increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm.

Liabilities

Deposits. Deposits can be subdivided into four areas: the retail division, the government banking, the national accounts division and company controlled deposits. Retail deposit accounts remained relatively flat at $5.4 billion at December 31, 2010 and 2009. Saving and checking accounts totaled 29.7% of total retail deposits. In addition, at December 31, 2010, retail certificates of deposit totaled $3.3 billion, with an average balance of $33,172 and a weighted average cost of 2.01% while money market deposits totaled $552.0 million, with an average cost of 0.81%. Overall, the retail division had an average cost of deposits of 1.48% at December 31, 2010 versus 2.12% at December 31, 2009.

We call on local government units as another source for deposit funding. Government banking deposits increased $106.5 million or 19.1% to $664.0 million at December 31, 2010, from $557.5 million at December 31, 2009. These balances fluctuate during the year as the government units collect semi-annual assessments and make necessary disbursements over the following six months. These deposits had a weighted average cost of 0.70% at December 31, 2010 versus 0.60% at December 31, 2009. These deposit accounts include $234.6 million of certificates of deposit with maturities less than one year and $416.0 million in checking and savings accounts.

In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2010. There was an increased emphasis in growing core deposits, which decreased these deposit accounts by $1.1 billion, or 56.2%, to $883.3 million at December 31, 2010, from $2.0 billion at December 31, 2009. These deposits had a weighted average cost of 3.04% at December 31, 2010 versus 2.52% at December 31, 2009.

Company controlled deposits represent the portion of the investor custodial accounts controlled by Flagstar that have been placed on deposit with the Bank. These deposits do not bear interest. Company controlled deposits increased $310.0 million to $1.1 billion at December 31, 2010 from $756.4 million at December 31, 2009. This increase is the result of our increase in mortgage loans being serviced for others during 2010 as well as a higher volume of loan payoffs which accrue until remitted to the respective agency for whom the Bank is servicing loans.

We participate in the Certificate of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At December 31, 2010, $658.5 million of total CDs were enrolled in this program, with $578.5 million originating from public entities and $80.0 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $103.5 million from public entities and $555.0 million from retail customers.

The deposit accounts are as follows at December 31:

	At December 31,
	2010	2009
	(Dollars in thousands)

Demand accounts	$589,926	$546,218
Savings accounts	1,011,512	724,278
MMDA	552,000	630,358
Certificates of deposit(1)	3,230,972	3,546,617

Total retail deposits	5,384,410	5,447,471
Demand accounts	78,611	263,085
Savings accounts	337,602	81,625
Certificate of deposit	247,763	212,785

Total government deposits(2)	663,976	557,495
National accounts	883,270	2,017,080
Company controlled deposits(3)	1,066,443	756,423

Total deposits(4)	$7,998,099	$8,778,469

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.7 billion at both December 31, 2010 and 2009.

(2)	Government accounts include funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.2 billion and $957.6 million at December 31, 2010 and 2009, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2010:

	National	Retail	Government
	Accounts	Deposits	Deposits	Total
	(Dollars in thousands)

Twelve months or less	$833	$1,058,099	$225,857	$1,284,789
One to two years	105	315,200	11,010	326,315
Two to three years	323	84,803	1,054	86,180
Three to four years	—	16,563	—	16,563
Four to five years	—	2,308	—	2,308
Thereafter	—	1,303	—	1,303

Total	$1,261	$1,478,276	$237,921	$1,717,458

Interest Rate Swaps. During September 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap with the placement agent in which we were required to pay a fixed rate of 4.33% on a notional amount of $25.0 million and received a floating rate equal to that being paid on the Flagstar Statutory Trust VIII securities. The swap matured on October 7, 2010. For more information regarding the swap maturity, refer to Note 18 to the Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

FHLB Advances. FHLB Advances decreased $174.9 million, or 4.5%, to $3.7 billion at December 31, 2010, from $3.9 billion at December 31, 2009. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending current inventory of mortgage loans available-for-sale and the availability of lower cost funding sources such as repurchase agreements.

During 2010, we prepaid $500.0 million higher rate FHLB advances, incurring penalties of $19.7 million to prepay these advances. We also restructured $1.9 billion in FHLB advances in 2010. This restructuring resulted in the locking in of low term funding rates while eliminating put features associated with some of these advances. The effect in the overall FHLB advance portfolio was an increase in the average remaining term to 4.1 years at December 31, 2010 from 2.0 years at December 31, 2009, and a decrease in the weighted average interest rate to 3.25% at December 31, 2010 from 4.29% at December 31, 2009.

In 2009, we prepaid $650.0 million in higher cost advances as part of its balance sheet management. We paid a $16.4 million penalty to prepay these advances, which was recorded to loss on extinguishment of FHLB debt on the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Maximum outstanding at any month end	$3,900,000	$5,369,000	$6,207,000
Average balance	3,765,424	4,926,824	5,660,083
Average interest rate	4.5%	4.33%	4.32%

See Note 16 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information of FHLB advances.

Security Repurchase Agreements. Security repurchase agreements decreased $108.0 million to zero at December 31, 2010 from $108.0 million at December 31, 2009. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored, and additional collateral is obtained or requested to be returned, as appropriate. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on security repurchase agreements.

Long-Term Debt. As part of our overall capital strategy, we have raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years.

On June 30, 2009, we, through our subsidiary Flagstar Statutory Trust XI, completed a private placement sale of trust-preferred securities, providing gross proceeds totaling $50.0 million. The securities had a fixed rate of 10.0% and converted on April 1, 2010 to common stock.

Accrued Interest Payable. Accrued interest payable decreased $13.1 million, or 50.3%, to $13.0 million at December 31, 2010 from $26.1 million at December 31, 2009. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. During 2010, the average overall rate on our deposits decreased 84 basis points to 2.13% in 2010 from 2.97% in 2009. We also experienced a 30 basis point decrease in our cost of advances from the FHLB to an average rate of 4.03% from 4.33% in 2009, principally due to the restructuring of $1.9 billion in FHLB advances during 2010. Our interest-bearing liability portfolio decreased 15.6% during the period, and we had a 20% decrease in the average cost of liabilities to 2.82%.

Federal Income Taxes Payable (Receivable). Income taxes receivable decreased to $75.0 million at December 31, 2010, from $75.9 million at December 31, 2009. The Federal income taxes receivable is recorded in other assets on the Consolidated Statements of Financial Condition at December 31, 2010 and 2009. See Note 19 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

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

SECONDARY MARKET RESERVE

	For the Years Ended December 31,
	2010	2009

	(Dollars in thousands)

Beginning balance	$66,000	$42,500
Provision for new loan sales	35,200	26,470
Provision adjustment for previous estimates	61,523	75,627
Charge-offs, net of recoveries	83,323	78,597

Ending balance	$79,400	$66,000

The following table sets forth the underlying principal amount of non-performing loans (excluding government insured loans) we have repurchased or indemnified during the past five years, organized by the year of sale or securitization:

REPURCHASED ASSETS

		Total
		Non-performing
		Repurchased
		Loans (excluding
		Government
	Total Loan Sales	Insured	% of
Year	and Securitizations	Loans)	Sales

	(Dollars in thousands)

2006	$16,370,925	$69,476	0.42%
2007	24,255,114	152,755	0.63
2008	27,787,884	47,348	0.17
2009	32,326,643	927	—
2010	26,506,672	—	—

Totals	$127,247,238	$270,506	0.21%

Other Liabilities. Other liabilities increased $81.8 million to $319.7 million at December 31, 2010, from $237.9 million at December 31, 2009. Other liabilities primarily consist of undisbursed payments, escrow accounts and the Ginnie Mae liability. The increase in other liabilities at was primarily due to approximately $112.0 million of the liability at December 31, 2010 for certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans available-for-sale. Undisbursed payments on loans serviced for others totaled $67.2 million and $79.4 million at December 31, 2010 and 2009, respectively. These amounts represents payments received from borrowers for interest, principal and related loan charges, which have not been remitted to investors. Escrow accounts totaled $18.5 million and $30.9 million at December 31, 2010 and 2009, respectively. These accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowner’s insurance, and other insured product liabilities. For further information on our loans available-for-sale, see Note 6 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 3, 12,15,16,17 and 18 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2010:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(Dollars in thousands)

Deposits without stated maturities	$2,570,973	$—	$—	$—	$2,570,973
Certificates of deposits	2,897,896	1,330,581	122,753	9,453	4,360,683
FHLB advances	325,083	1,000,000	1,000,000	1,400,000	3,725,083
Trust preferred securities	—	—	—	247,435	247,435
Operating leases	5,543	8,448	5,794	2,733	22,518
Other debt	25	1,150	—	—	1,175

Total	$5,799,520	$2,340,179	$1,128,547	$1,659,621	$10,927,867

Liquidity and Capital Resources

Our principal uses of funds include loan originations and operating expenses, and in the past also included the payment of dividends and stock repurchases. At December 31, 2010, we had outstanding rate-lock commitments to lend $2.3 billion in mortgage loans. We did not have any outstanding commitments to make other types of loans at December 31, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.4 billion at December 31, 2010.

We suffered a loss in excess of $393.6 million during 2010. On January 27, 2010, our stockholders, including MP Thrift exercised their rights to purchase 42.3 million shares of our common stock for approximately $300.6 million in a rights offering which expired on February 8, 2010. On March 31, 2010, we completed a registered offering of 57.5 million shares of common stock. The public offering price of the common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20.0 million shares at $5.00 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses. On May 27, 2010, our board of directors authorized a one-for-ten reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split became effective on May 27, 2010. In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 1.53 billion to 153 million. The number of authorized shares of common stock was reduced from 3 billion to 300 million. On April 1, 2010, MP Thrift converted $50 million of 10% convertible trust preferred securities due in 2039 into 6.25 million shares of our common stock (as adjusted for the reverse stock split). On November 2, 2010, we completed a registered offering of 14,192,250 shares of our mandatorily convertible non-cumulative perpetual preferred stock which included 692,250 shares issued pursuant to the underwriter over-allotment option and a registered offering of 115,655,000 shares of its common stock. The public offering price of the convertible preferred stock and the common stock was $20.00 and $1.00 per share, respectively. Stockholders’ approved an amendment to increase the number of authorized shares of common stock from 300,000,000 shares to 700,000,000 shares, each share of convertible preferred stock was automatically converted into 20 shares of common stock, based on a conversion price of $1.00 per share of common stock. MP Thrift, participated in the registered offerings and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).

We suffered a loss in excess of $513.8 million during 2009 and as a result, saw our stockholders’ equity and regulatory capital decline in the second half of that year. On January 30, 2009, we consummated a transaction with MP Thrift in which we raised $250 million. On that same date, we entered into a letter of agreement with the U.S. Treasury, in exchange for 266,657 shares of our fixed rate cumulative perpetual preferred stock for $266.7 million. Management and certain members of our board of directors also acquired, in the aggregate, $5.3 million of common stock on that date. In addition, we entered into a closing agreement with MP Thrift pursuant to which we will sell an additional $100 million in equity capital and, in February 2009, we consummated two related transactions in which we raised $50 million of the additional $100 million. Of these amounts, $475 million was invested immediately into the Bank as equity capital. As a result, the OTS advised that there would not be any change to our “well capitalized” regulatory capital classification. On June 30, 2009, MP Thrift acquired the $50.0 million of trust preferred securities pursuant to which we issued 50,000 shares that were convertible into common stock. These trust preferred securities were subsequently converted to 6.25 million shares of common stock on April 1, 2010, pursuant to a conversion provision within the securities exercisable by the holder.

We did not pay any cash dividends on our common stock during 2010 and 2009. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.

Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds.

We primarily originate Agency eligible loans and therefore the majority of new loan production is readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for managing daily borrowing needs, which allows us to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. The most recent addition was a pool of government guaranteed loans and a pool of government guaranteed receivables. Our commercial real estate loan portfolio has also been approved for use as FHLB collateral though we are currently pledging those assets to support our Federal Reserve Bank of Chicago discount window line of credit. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the “haircut” off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding of residential mortgages (outflows) and then the securitization and sales of those mortgages (inflows). Our warehouse lines of credit also generate cash flows as funds are extended to correspondent relationships to close new loans. Those loans are funded when the correspondent sells the loan. Other material cash flows relate to the loans we service for others (primarily the agencies) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. These flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

As governed and defined by our internal liquidity policy, we maintain healthy liquidity. Each business day, we also forecast a minimum of 30 days of daily cash needs and then several months beyond the near term horizon. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business , including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerate loans held-for-sale loan sales (agency and or private), sell loans held-for-investment or securities, borrow using repurchase agreements, reduce originations, make changes to warehouse funding facilities, or borrowing from the discount window.

Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.

Deposits. The following table sets forth information relating to our total deposit flows for each of the years indicated:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Beginning deposits	$8,778,469	$7,841,005	$8,236,744	$7,623,488	$8,521,756
Interest credited	154,692	241,507	282,710	357,430	331,516
Net deposit increase (decrease)	(935,062)	695,957	(678,449)	255,826	(1,229,784)

Total deposits, end of the year	$7,998,099	$8,778,469	$7,841,005	$8,236,744	$7,623,488

Borrowings. The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a Board resolution to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral in the form of eligible residential mortgage loans. At December 31, 2010, we had available collateral sufficient to access $4.8 billion of the line and had $3.7 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as needed from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2010, we had pledged commercial loans amounting to $554.4 million with a lendable value of $300.8 million. At December 31, 2010, we had no borrowings outstanding against this line of credit.

Security Repurchase Agreements. Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. At December 31, 2010, there were no borrowed funds via a repurchase agreement, which were secured by collateralized mortgage obligations classified as available-for-sale.

Loan Sales. Our home lending operation sells a significant portion of the mortgage loans it originates. Sales of loans totaled $26.5 billion, or 99.8% of originations in 2010, compared to $31.7 billion, or 97.8% of originations in 2009. The decrease in the dollar volume of sales during 2010 was attributable to the decrease in originations for the year. As of December 31, 2010, we had outstanding commitments to sell $3.9 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments. We also invest in loans for our own portfolio and derive funds from the repayment of principal on those loans. Such payments totaled $1.8 billion and $1.9 billion during 2010 and 2009, respectively.

LOAN PRINCIPAL REPAYMENT SCHEDULE
FIXED RATE LOANS

	At December 31, 2010
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

				(Dollars in thousands)

Mortgage loans	$21,362	$21,007	$20,658	$40,630	$98,199	$90,040	$993,736	$1,285,632
Second mortgage	5,731	5,528	5,332	10,285	23,889	19,654	91,203	161,622
Commercial real estate	92,535	83,709	75,725	137,006	277,177	144,992	159,041	970,185
Construction	2,138	—	—	—	—	—	—	2,138
Warehouse lending	—	—	—	—	—	—	—	—
Consumer	5,399	5,044	4,714	8,809	19,132	12,856	26,335	82,289
Commercial non-real estate	1,076	864	693	1,112	1,705	—	—	5,450

Total	$128,241	$116,152	$107,122	$197,842	$420,102	$267,542	$1,270,315	$2,507,316

LOAN PRINCIPAL REPAYMENT SCHEDULE
ADJUSTABLE RATE LOANS

	At December 31, 2010
	Within	1 Year to	2 Years to	3 Years to	5 Years to	10 Years to	Over
	1 Year	2 Years	3 Years	5 Years	10 Years	15 Years	15 Years	Totals

				(Dollars in thousands)

Mortgage loans	$41,107	$40,424	$39,752	$78,183	$188,877	$173,265	$1,911,918	$2,473,526
Second mortgage	454	438	423	815	1,899	1,571	7,505	13,105
Commercial real estate	40,720	34,661	29,503	50,226	88,194	22,573	7,765	273,642
Construction	5,869	—	—	—	—	—	—	5,869
Warehouse lending	720,770	—	—	—	—	—	—	720,770
Consumer	17,872	16,699	15,604	29,160	63,334	42,558	87,177	272,404
Commercial non-real estate	648	520	418	671	1,027	—	—	3,284

Total	$827,440	$92,742	$85,700	$159,055	$343,331	$239,967	$2,014,365	$3,762,600

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2010, there were $18.5 million held in these escrows.

Impact of Off-Balance Sheet Arrangements

U.S. GAAP requires us to separately report, rather than include in our Consolidated Financial Statements, the separate financial statements of our wholly-owned subsidiaries Flagstar Trust, Flagstar Statutory Trust II, Flagstar Statutory Trust III, Flagstar Statutory Trust IV, Flagstar Statutory Trust V, Flagstar Statutory Trust VI, Flagstar Statutory Trust VII, Flagstar Statutory Trust VIII, Flagstar Statutory Trust IX, and Flagstar Statutory Trust X. We did this by reporting our investment in these entities in our Consolidated Statements of Financial Condition in other assets.

Asset Securitization. When a company sells or securitizes loans it generally retains the servicing rights of those loans and may retain senior, subordinated, residual interests all of which are considered retained interest on the loans sold. We had no retained interests in securitizations at December 31, 2010 and $2.1 million at December 31, 2009. Additional information concerning securitization transactions is included in Note 9 of the Notes to our Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

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

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. We do not have any material foreign currency exchange risk or equity price risk. The primary market risk is interest risk and results from timing differences in the repricing of our assets and liabilities, changes in the relationships between rate indices, and the potential exercise of explicit or embedded options.

Interest rate risk is managed by the Executive Investment Committee (“EIC”), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our board of directors. The EIC formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the EIC considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The EIC meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans available-for-sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Any decision or policy change that requires implementation is directed to the Asset and Liability Committee (“ALCO”). The ALCO implements any directive from the EIC and meets weekly to monitor liquidity, cash flow flexibility and deposit activity.

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 3 and 29 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. Although we have and will continue to economically hedge a portion of our mortgage loans available-for-sale, for financial reporting purposes, all fair value hedges that are solely related to mortgage lending operation have been dedesignated. This means that changes in the fair value of forward sales commitments will not necessarily be offset by corresponding changes in the fair value of mortgage loans available-for-sale because mortgage loans available-for-sale are recorded at the lower of cost or market. All new mortgage loans production is substantially accounted for on a fair value basis.

To effectively measure and manage interest rate risk, sensitivity analysis is used to determine the impact on net market value of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and net interest income sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and board of directors on an ongoing basis. Business is traditionally managed to reduce overall exposure to changes in interest rates. However, management has the latitude to increase interest rate sensitivity position within certain limits if, in management’s judgment, the increase will enhance profitability.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2010 and 2009 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The 2010 and 2009 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2010 and 2009, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past because the current rate scenario reflects little change in the Federal Funds rate and an increase in rates for residential home mortgage loans.

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

At December 31,

2010					2009
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$1,228	9.54%	$132	12.1%	300	$269	2.00%	$(231)	(46.2)%
200	$1,211	9.24%	$116	10.6%	200	$393	2.87%	$(108)	(21.6)%
100	$1,175	8.82%	$80	7.3%	100	$486	3.50%	$(15)	(3.1)%
Current	$1,095	8.11%	$—	—	Current	$501	3.57%	$—	—
— 100	$982	7.23%	$(113)	(10.3)%	—100	$416	2.96%	$(85)	(16.9)%

The 2010 risk profile represents a directional shift towards asset sensitivity relative to the 2009 risk profile. This suggests that our balance sheet as of December 31, 2010 will react favorably to an increasing interest rate environment. The primary drivers of this shift towards asset sensitivity include the following:

•	Increased levels of equity, a non-rate sensitive funding vehicle from an interest rate perspective, funding rate sensitive assets;

•	The restructuring of the FHLB advance portfolio, referenced previously, which increased the duration of the outstanding advances; and

•	A reduction in the measured negative convexity associated with the mortgage servicing rights asset in the lower interest rate environment. Mortgage servicing rights typically increase in value as interest rates rise and decline in value as interest rates fall. The amount of price sensitivity tends to decrease as rates rise and increase as rates fall. Negative convexity is a measure of the sensitivity of the duration to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 15, 2011

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

The Consolidated Statements of Financial Condition as of December 31, 2010 and 2009 and the related Statements of Operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010 included in this document have been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/  Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flagstar Bancorp, Inc.

We have audited the accompanying Consolidated Statements of Financial Condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the Consolidated Financial Statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the Consolidated Financial Statements included examining, on a test basis, evidence supporting the amounts and disclosures in the Consolidated Financial Statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall Consolidated Financial Statements presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 6 to the Consolidated Financial Statements, on January 1, 2009, the Company changed its method of accounting for the majority of its loans available-for-sale to the fair value method as permitted under Accounting Standards Codification Topic 825 “Financial Instruments”.

As discussed in Note 5 to the Consolidated Financial Statements, on January 1, 2009, the Company adopted guidance related to the fair value measurement method as permitted under Accounting Standards Codification Topic 320 “Investments — Debt and Equity Securities”.

/s/  Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 15, 2011

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition
(In thousands, except share data)

	At December 31,
	2010	2009

Assets
Cash and cash items	$60,039	$73,019
Interest-bearing deposits	893,495	1,009,470

Cash and cash equivalents	953,534	1,082,489
Securities classified as trading	160,775	330,267
Securities classified as available for sale	475,225	605,621
Other investments — restricted	—	15,601
Loans available for sale ($2,343,638 and $1,937,171 at fair value at December 31, 2010 and 2009, respectively)	2,585,200	1,970,104
Loans held-for-investment ($19,011 and $11,287 at fair value at December 31, 2010 and 2009, respectively)	6,305,483	7,714,308
Less: allowance for loan losses	(274,000)	(524,000)

Loans held-for-investment, net	6,031,483	7,190,308

Total interest-earning assets	10,146,178	11,121,371
Accrued interest receivable	27,424	44,941
Repossessed assets, net	151,085	176,968
Federal Home Loan Bank stock	337,190	373,443
Premises and equipment, net	232,203	239,318
Mortgage servicing rights at fair value	580,299	649,133
Mortgage servicing rights, net	—	3,241
Government insured repurchased assets	1,731,276	826,349
Other assets	377,810	505,548

Total assets	$13,643,504	$14,013,331

Liabilities and Stockholders’ Equity Liabilities
Deposits	$7,998,099	$8,778,469
Federal Home Loan Bank advances	3,725,083	3,900,000
Security repurchase agreements	—	108,000
Long term debt	248,610	300,182

Total interest-bearing liabilities	11,971,792	13,086,651
Accrued interest payable	12,965	26,086
Secondary market reserve	79,400	66,000
Other liabilities	319,684	237,870

Total liabilities	12,383,841	13,416,607
Commitments and Contingencies — Note 24	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Common stock $0.01 par value, 700,000,000 shares authorized; 553,313,113 and 46,877,067 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,533	4,688
Additional paid in capital — preferred	249,193	243,778
Additional paid in capital — common	1,461,373	443,230
Accumulated other comprehensive loss	(16,165)	(48,263)
Retained earnings (accumulated deficit)	(440,274)	(46,712)

Total stockholders’ equity	1,259,663	596,724

Total liabilities and stockholders’ equity	$13,643,504	$14,013,331

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008

Interest Income
Loans	$439,725	$579,439	$680,851
Securities classified as available for sale or trading	55,832	107,486	72,114
Mortgage-backed securities held to maturity	—	—	15,576
Interest-bearing deposits and other	2,180	2,413	9,456

Total interest income	497,737	689,338	777,997

Interest Expense
Deposits	154,692	241,507	282,710
FHLB advances	154,964	218,231	248,354
Federal reserve borrowings	—	—	1,587
Security repurchase agreements	2,750	4,676	6,719
Other	9,712	13,384	16,102

Total interest expense	322,118	477,798	555,472

Net interest income	175,619	211,540	222,525
Provision for loan losses	426,353	504,370	343,963

Net interest expense after provision for loan losses	(250,734)	(292,830)	(121,438)
Non-Interest Income
Loan fees and charges	89,535	125,168	2,688
Deposit fees and charges	32,181	32,429	27,424
Loan administration	12,679	7,167	(251)
Gain on trading securities	76,529	5,861	14,465
Loss on residual and transferors’ interest	(7,847)	(82,867)	(24,648)
Net gain on loan sales	296,965	501,250	146,060
Net (loss) gain on sales of mortgage servicing rights	(6,977)	(3,886)	1,797
Net gain on securities available for sale	6,689	8,556	5,018
Total other-than-temporary impairment recovery (loss)	43,600	(67,799)	(62,370)
(Gain) loss recognized in other comprehensive income before taxes	(48,591)	47,052	—

Net impairment losses recognized in earnings	(4,991)	(20,747)	(62,370)
Other fees and charges	(41,083)	(49,645)	19,940

Total non-interest income	453,680	523,286	130,123
Non-Interest Expense
Compensation, commissions and benefits	237,955	296,500	212,673
Occupancy and equipment	65,284	70,005	79,136
Asset resolution	126,282	96,591	46,232
Federal insurance premiums	37,389	36,613	7,871
Other taxes	3,178	16,025	4,115
Loss on extinguishment of debt	20,826	16,446	—
Warrant expense	4,189	23,339	—
General and administrative	80,552	116,607	82,025

Total non-interest expense	575,655	672,126	432,052

Loss before federal income taxes	(372,709)	(441,670)	(423,367)
Provision (benefit) for federal income taxes	2,104	55,008	(147,960)

Net Loss	(374,813)	(496,678)	(275,407)
Preferred stock dividend/accretion	(18,748)	(17,124)	—

Net loss applicable to common stock	$(393,561)	$(513,802)	$(275,407)

Loss per share
Basic	$(2.44)	$(16.17)	$(38.17)

Diluted	$(2.44)	$(16.17)	$(38.17)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

			Additional	Additional	Accumulated		Retained
			Paid in	Paid in	Other		Earnings	Total
	Preferred	Common	Capital -	Capital -	Comprehensive	Treasury	(Accumulated	Stockholders’
	Stock	Stock	Preferred	Common	Income (Loss)	Stock	Deficit)	Equity

Balance at January 1, 2008	$—	$64	$—	$64,923	$(11,495)	$(41,679)	$681,165	$692,978
Net Loss	—	—	—	—	—	—	(275,407)	(275,407)
Reclassification of gain on dedesignation of swaps used in cash flow hedges	—	—	—	—	(236)	—	—	(236)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(3,262)	—	—	(3,262)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	40,541	—	—	40,541
Change in net unrealized loss on securities available for sale	—	—	—	—	(107,290)	—	—	(107,290)

Total comprehensive loss	—	—	—	—	—	—	—	(345,654)
Cumulative effect adjustment due to change of accounting for residential (MSR) mortgage servicing rights	—	—	—	—	—	—	28,417	28,417
Issuance of preferred stock	1	—	—	45,796	—	—	—	45,797
Issuance of common stock	—	20	—	54,341	—	—	—	54,361
Issuance of treasury stock	—	—	—	—	—	41,092	—	41,092
Conversion of preferred stock	(1)	—	—	(45,796)	—		—	(45,797)
Restricted stock issued	—	—	—	(587)	—	587	—	—
Stock options exercised	—	—	—	77	—	—	—	77
Stock-based compensation	—	—	—	1,227	—	—	—	1,227
Tax effect from stock-based compensation	—	—	—	(205)	—	—	—	(205)

Balance at December 31, 2008	$—	$84	$—	$119,776	$(81,742)	$—	$434,175	$472,293

Net loss	$—	$—	$—	$—	$—	$—	$(496,678)	$(496,678)
Reclassification of gain on sale of securities	—	—	—	—	(5,775)	—	—	(5,775)
Reclassification of loss on securities available for sale due to other-than- temporary impairment	—	—	—	—	13,486	—	—	13,486
Change in net unrealized loss on securities available-for-sale	—	—	—	—	58,682	—	—	58,682

Total comprehensive loss	—	—	—	—	—	—	—	(430,285)
Cumulative effect for adoption of new guidance for other-than-temporary impairments recognition on debt securities	—	—	—	—	(32,914)	—	32,914	—
Issuance of preferred stock	6	—	507,488	—	—	—	—	507,494
Conversion of preferred stock	(3)	375	(268,574)	268,202	—	—	—	—
Issuance of common stock to management	—	7	—	5,314	—	—	—	5,321
Reclassification of Treasury Warrants	—	—	—	49,673	—	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	3	—	4,373	—	—	—	4,376
Restricted stock issued	—	—	—	(45)	—	—	—	(45)
Dividends on preferred stock	—	—	—	—	—	—	(12,259)	(12,259)
Accretion of preferred stock	—	—	4,864	—	—	—	(4,864)	—
Stock-based compensation	—	—	—	622	—	—	—	622
Tax effect from stock-based compensation	—	—	—	(466)	—	—	—	(466)

Balance at December 31, 2009	$3	$469	$243,778	$447,449	$(48,263)	$—	$(46,712)	$596,724

Net loss	$—	$—	$—	$—	$—	$—	$(374,813)	$(374,813)
Reclassification of gain on sale of securities available for sale	—	—	—	—	(6,689)	—	—	(6,689)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	—	4,991	—	—	4,991
Change in net unrealized loss on securities available for sale	—	—	—	—	33,796	—	—	33,796

Total comprehensive loss	—	—	—	—	—	—	—	(342,715)
Issuance of preferred stock	142	—	274,842	—	—	—	—	274,984
Conversion of preferred stock	(142)	142	(274,842)	274,842	—	—	—	—
Issuance of common stock	—	4,914	—	732,728	—	—	—	737,642
Restricted stock issued	—	—	—	(12)	—	—	—	(12)
Dividends on preferred stock	—	—	—	—	—	—	(13,334)	(13,334)
Accretion of preferred stock	—	—	5,415	—	—	—	(5,415)	—
Stock-based compensation	—	8	—	6,366	—	—	—	6,374

Balance at December 31, 2010	$3	$5,533	$249,193	$1,461,373	$(16,165)	$—	$(440,274)	$1,259,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008

Operating Activities
Net loss	$(374,813)	$(496,678)	$(275,407)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	426,353	504,370	343,963
Depreciation and amortization	18,298	21,730	24,787
Increase (decrease) in valuation allowance in mortgage servicing rights	961	3,808	(171)
Loss on fair value of residential mortgage servicing rights net of hedging gains (losses)	172,267	74,254	146,365
Stock-based compensation expense	6,373	622	1,226
(Gain) loss on interest rate swap	(747)	(534)	928
Net loss (gain) on the sale of assets	4,722	1,811	(1,300)
Net gain on loan sales	(296,965)	(501,250)	(146,060)
Net loss (gain) on sales of mortgage servicing rights	6,977	3,886	(1,797)
Net gain on securities classified as available for sale	(6,689)	(8,556)	(5,018)
Other than temporary impairment losses on securities classified as available for sale	4,991	20,747	62,370
Net gain on trading securities	(76,529)	(5,861)	(14,465)
Net loss on residual and transferor interest	7,847	82,867	24,648
Proceeds from sales of loans available for sale	27,328,599	31,581,150	23,498,926
Origination and repurchase of mortgage loans available for sale, net of principal repayments	(27,775,451)	(32,348,474)	(26,426,053)
Purchase of trading securities	(899,011)	(716,130)	(857,890)
Decrease in accrued interest receivable	17,517	11,020	1,927
Proceeds from sales of trading securities	1,143,279	1,730,910	859,969
Increase in government insured repurchased assets	(904,927)	(742,640)	(67,822)
Decrease (increase) in other assets	125,480	(84,125)	(82,334)
Decrease in accrued interest payable	(13,121)	(9,976)	(11,008)
Net tax effect of stock grants issued	—	466	205
(Decrease) increase liability for checks issued	(11,692)	13,618	(737)
Decrease in federal income taxes payable	—	(36,216)	(85,377)
Increase in other liabilities	132,981	53,298	64,873

Net cash used in operating activities	(963,300)	(845,883)	(2,945,252)

Investing Activities
Net change in other investments	15,601	18,931	(7,719)
Repayment of mortgage-backed securities held to maturity	—	—	90,846
Proceeds from the sale of investment securities available for sale	445,445	175,012	913,798
Net repayment (purchase) of investment securities available for sale	(94,074)	91,139	155,557
Net proceeds from sales of portfolio loans	(496,277)	(87,529)	1,328,324
Origination of portfolio loans, net of principal repayments	716,622	716,462	1,836,582
Redemption (purchase) of Federal Home Loan Bank stock	36,253	—	(24,499)
Investment in unconsolidated subsidiaries	—	1,547	—
Proceeds from the disposition of repossessed assets	229,271	216,264	129,826
Acquisitions of premises and equipment, net of proceeds	(10,820)	(11,605)	(29,327)
Proceeds from the sale of mortgage servicing rights	131,024	119,815	45,722

Net cash provided by investing activities	973,045	1,240,036	4,439,110

Financing Activities
Net (decrease) increase in deposit accounts	(780,370)	937,464	(395,739)
Net decrease in security repurchase agreements	(108,000)	—	—
Issuance of junior subordinated debt	—	50,000	—
Net decrease in Federal Home Loan Bank advances	(174,917)	(1,300,000)	(1,101,000)
Payment on other long term debt	(25)	(25)	(25)
Net (disbursement) receipt of payments of loans serviced for others	(12,285)	(41,894)	77,046
Net disbursement of escrow payments	(12,397)	(4,154)	(2,731)
Proceeds from the exercise of stock options	—	—	77
Net tax benefit for stock grants issued	—	(466)	(205)
Dividends paid to preferred stockholders	(13,333)	(10,555)	—
Issuance of preferred stock	274,984	544,365	45,797
Issuance of common stock	687,643	6,696	8,566
Issuance of treasury stock	—	—	41,092

Net cash (used in) provided by financing activities	(138,700)	181,431	(1,327,122)

Net (decrease) increase in cash and cash equivalents	(128,955)	575,584	166,736

Beginning cash and cash equivalents	1,082,489	506,905	340,169

Ending cash and cash equivalents	$953,534	$1,082,489	$506,905

Supplemental disclosure of cash flow information:
Loans held-for-investment transferred to repossessed assets	$557,036	$642,092	$214,637

Total interest payments made on deposits and other borrowings	$335,238	$487,774	$566,480

Federal income taxes paid	$1,794	$1,510	$5,808

Reclassification of mortgage loans originated for portfolio to mortgage loans available for sale for sale	$499,942	$139,590	$280,635

Reclassification of mortgage loans originated available for sale then transferred to portfolio loans	$90,746	$52,061	$1,599,309

Mortgage servicing rights resulting from sale or securitization of loans	$239,395	$336,240	$358,227

Reclassification of mortgage-backed securities held to maturity to securities available for sale	$—	$—	$1,163,681

Conversion of mandatory convertible participating voting preferred stock to common stock	$—	$271,577	$—

Conversion of mandatory convertible non-cumulative perpetual preferred stock to common stock	$274,984	$—	$45,797

Conversion of convertible trust securities to common stock	$50,000	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements

Note 1 —	Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.6 billion in assets at December 31, 2010, Flagstar is the largest savings institution and banking institution headquartered in Michigan.

The Company’s principal business is obtaining funds in the form of deposits and wholesale borrowings and investing those funds in single-family mortgages and other types of loans. The primary lending activity is the acquisition or origination of single-family mortgage loans. The Company may also originate consumer loans, commercial real estate loans, and non-real estate commercial loans and services a significant volume of residential mortgage loans for others.

The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in a significant amount of its loan production to enhance the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

Note 2 —	Recent Developments

Asset Sales

On November 15, 2010, the Company sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the available for sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses.

Subsequent to year end, the Company has sold $80.2 million of the $104.2 million non-performing residential first mortgage loans in the available for sale category at a sale price which approximates carrying value.

Capital Investments

On January 30, 2009, MP Thrift Investments, L.P. (“MP Thrift”) purchased 250,000 shares of the Company’s Series B convertible participating voting preferred stock for $250.0 million (the “Initial Series B Preferred Stock”). The Initial Series B Preferred Stock was to automatically convert at $8.00 per share into 31.3 million shares of the Company’s common stock, par value $0.01 per shares (“Common Stock”), upon stockholder approval authorizing additional shares of Common Stock. Also on January 30, 2009, the Company entered into a closing agreement with MP Thrift pursuant to which the Company agreed to sell to MP Thrift an additional $50.0 million of convertible preferred stock substantially in the form of the Initial Series B Preferred Stock, in two equal parts, on substantially the same terms as the $250 million investment by MP Thrift (the “Additional Series B Preferred Stock,” and together with the Initial Series B Preferred Stock, the “Series B Preferred Stock”). On February 17, 2009, MP Thrift acquired the first $25 million of the Additional Series B Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Series B Preferred Stock with a conversion price of $8.00 per share. On February 27, 2009, MP Thrift acquired the second $25 million of the Additional Series B Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Series B Preferred Stock with a conversion price of $8.00 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Initial Series B Preferred Stock and the 50,000 shares of Additional Series B Preferred Stock were automatically converted into an aggregate of 37.5 million shares of Common Stock. The Company received proceeds from these offerings of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

$300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Series B Preferred Stock, the net proceeds of the offering were reclassified to common stock and additional paid in capital attributable to common stockholders.

On January 30, 2009, the Company sold to the United States Department of the Treasury (the “U.S. Treasury”), 266,657 shares of the Company’s Series C fixed rate cumulative non-convertible perpetual preferred stock (the “Series C Preferred Stock”) for $266.7 million, and a warrant to purchase up to 6.5 million shares of Common Stock at an exercise price of $6.20 per share (the “Treasury Warrant”). The Series C Preferred Stock and Treasury Warrant qualify as Tier 1 capital. The Series C Preferred Stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued shares of Common Stock at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such Treasury Warrant as a liability and record the Treasury Warrant at its fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of shares of Common Stock on May 26, 2009, the Company reclassified the Treasury Warrant to stockholder’s equity. The Series C Preferred Stock and additional paid in capital attributable to Series C Preferred Stock was recorded in stockholders’ equity as the difference between the cash received from the U.S. Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on the Series C Preferred Stock is represented by the initial fair value of the warrants. This discount will be accreted to additional paid in capital attributable to Series C Preferred Stock over five years using the interest method.

On June 30, 2009, MP Thrift purchased $50.0 million of trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were convertible into Common Stock at the option of MP Thrift on April 1, 2010 at a conversion price of 90% of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $8.00 and maximum of $20.00. On April 1, 2010, MP Thrift converted $50.0 million of the Trust Preferred Securities into 6.25 million shares of Common Stock.

On January 27, 2010, MP Thrift exercised its rights to purchase 42,253,521 shares of Common Stock for approximately $300.0 million as part of a rights offering by the Company for a total of 70,423,418 shares of Common Stock. Such rights expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of Common Stock owned on the record date and entitled the holder to purchase one share of Common Stock at the subscription price of $7.10. During the rights offering, the Company’s stockholders other than MP Thrift exercised their rights to purchase 80,695 shares of Common Stock. As a result, the Company issued a total of 42,253,521 shares of Common Stock in the rights offering and received gross proceeds of $300.6 million.

On March 31, 2010, the Company completed a registered offering of 57,500,000 shares of Common Stock, which included 7,500,000 shares issued pursuant to the underwriters’ over-allotment option, which was exercised in full on March 29, 2010. The public offering price of the Common Stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20,000,000 shares at $5.00 per share. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses.

On November 2, 2010, the Company completed registered offerings of 14,192,250 shares of the Company’s Series D mandatorily convertible non-cumulative perpetual preferred stock (the “Series D Preferred Stock”) and 115,655,000 shares of Common Stock. The public offering price of the Series D Preferred Stock and Common Stock was $20.00 and $1.00 per share, respectively. Upon stockholder approval on December 21, 2010 of an amendment to increase the number of authorized shares of Common Stock from 300,000,000 shares to 700,000,000 shares, each share of Series D Preferred Stock converted into 20 shares of Common Stock, based on a conversion price of $1.00 per share of Common Stock. As a result, a total of 399.5 million shares of Common Stock was issued through this offering. MP Thrift participated in the

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

registered offering and purchased 8,884,637 shares of Series D Preferred Stock and 72,307,263 shares of Common Stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to the Company of approximately $399.5 million ($384.9 million after deducting underwriting fees and offering expenses).

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

Supervisory Agreements

On January 27, 2010, the Company and the Bank each entered into separate supervisory agreements with the OTS (the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” and, collectively, the “Supervisory Agreements”). The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the OTS, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the OTS, including the imposition of further operating restrictions and result in additional enforcement actions against the Company.

Note 3 —	Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying Consolidated Financial Statements, conform to accounting principles generally accepted in the United States (“U.S. GAAP”).

Basis of Presentation and Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company’s nine trust subsidiaries and four securitization trusts are considered variable interest entities and are not consolidated in the Company’s Consolidated Financial Statements because the Company is not the primary beneficiary of those entities. Prior to January 1, 2010, the securitization trusts were not consolidated in the Company’s Consolidated Financial Statements because they were qualified special purpose entities under FASB ASC Topic 860, Transfers and Servicing. The concept of the qualified special purpose entity was eliminated from ASC Topic 860 effective January 1, 2010. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. The implementation of ASC Topic 860 by the Company did not require consolidation of such trusts. The Company has evaluated the Consolidated Financial Statements for subsequent events through the filing of this Form 10-K.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Recently Adopted Accounting Standards

On January 1, 2010, the Company adopted FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of the new authoritative accounting guidance did not have an effect on the Company’s Consolidated Financial Statements.

As of and for the year ended December 31, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis are provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. For further information concerning credit quality, refer to Note 7 — Loans Held-for-Investment.

In January 2011, the FASB issued new guidance under ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” The troubled debt restructuring (TDR) guidance will be coordinated with the FASB’s proposed guidance for determining what constitutes a TDR and is currently anticipated to be effective for interim and annual periods ending after June 15, 2011.

As of and for the year ended December 31, 2010, the Company adopted the provisions of ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and requires disclosure on purchases, sales, issuances and settlement activity on gross (rather than net) basis in the Level 3 reconciliation of fair value measurement for assets and liabilities measured at fair value on a recurring basis. In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. For further information concerning the fair value measurements, refer to Note 4 — Fair Value Accounting.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Securities

Investments in debt securities and certain equity securities are accounted for under ASC Topic 320, “Investments — Debt and Equity Securities.” This accounting guidance requires investments to be classified within one of three categories, trading, available-for-sale and held-to-maturity based on the type of security and management’s intent with regard to selling the security.

Trading securities are generally comprised of certain U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual interests from private label securitizations. Securities in the category are recorded at fair value, with any unrealized gains or losses reported in the Consolidated Statements of Operations. The agency mortgage-backed securities and the U.S. Treasury bonds are each traded in active, open markets with readily observable prices, while the non-investment grade residual assets do not.

Securities available-for-sale are comprised of certain U.S. government sponsored agency securities and non-agency securities and are carried at fair value, with unrealized gains and losses that the Company deems to be temporary are reported in other comprehensive income (loss), net of tax. Any gains or losses realized upon the sale of a security are reported in the Consolidated Statements of Operations. Prior to January 1, 2009, unrealized losses deemed to be other-than-temporary were reported in the Consolidated Statements of Operations. After January 1, 2009, only the credit loss portion of other-than-temporary impairments is reported in the Consolidated Statements of Operations.

Other investments-restricted, which include certain investments in mutual funds that by their nature cannot be held to maturity, are carried at fair value. Increases or decreases in fair value are recorded in the Consolidated Statements of Operations.

Investment transactions are recorded on trade date rather than on settlement date, which may be later. Interest earned on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. Realized gains and losses on the sale of securities and other-than-temporary impairment charges on securities are determined using the specific-identification method. For a discussion of valuation of securities, see Note 5 — Investment Securities.

Loans Available For Sale

Loans are designated as held-for-investment or available-for-sale or securitization during the origination process. As of January 1, 2009 the Company elected to carry the majority of its residential mortgage loans that are originated for sale at fair value as permitted by ASC Topic 825 “Financial Instruments”. Because these loans are recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans is no longer permitted. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral. Loans originated for sale prior to January 1, 2009 are accounted for at the lower of cost or market. At December 31, 2010, the Company had an insignificant amount of loans that had been originated prior to the fair value election and accounted for at lower of cost or market. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Loans Held for Investment

Loans held-for-investment are generally carried at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods,

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

including collateral value, market value of similar debt, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected total repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, the majority of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. The Company has both the intent and the ability to hold all loans held-for-investment for the foreseeable future. Loans are stated net of deferred loan origination fees or costs. Interest income on loans is recognized on the accrual basis based on the principal balance outstanding. Loan origination fees and direct origination costs associated with loans are deferred and amortized over the expected life of the loans as an adjustment to the yield using the interest method. When loans originally designated as available-for-sale or loans originally designated as held-for-investment are reclassified, cash flows associated with the loans will be classified in the Consolidated Cash Flow Statements as operating or investing, as appropriate, in accordance with the initial classification of the loans rather than their current classification. The Company elected on January 1, 2009 to carry its mortgage loans held-for-sale at fair value. As a result, any subsequent transfers of loans held-for-sale to loans held-for-investment is carried at fair value with any changes in fair value reported in the Company’s Consolidated Statements of Operations.

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

Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a TDR. TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest.

Loan Sales and Securitizations

The Company’s recognition of gain or loss on the sale or securitization of loans is accounted for in accordance with accounting guidance within ASC Topic 860, “Transfers and Servicing.” This accounting guidance requires that a transfer of financial assets in which it surrenders control over the assets be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The carrying value of the assets sold is allocated between the assets sold and the retained interests, other than the mortgage servicing rights, based on their relative fair values. Retained mortgage servicing rights are recorded at fair value.

In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from the Company and the consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit, and (iii) neither the Company nor the consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides a

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

more-than-trivial benefit (other than through a cleanup call) and (c) an agreement that permits the transferee to require the Company to repurchase the transferred assets at a price so favorable that it is probable that it will require us to repurchase them.

If the sale criteria are met, the transferred financial assets are removed from the balance sheet and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. For certain transfers, such as in connection with complex transactions or where the Company has continuing involvement such as servicing responsibilities, generally a legal opinion is obtained as to whether the transfer results in a “true sale” by law.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. The allowance is a combination of general and specific reserves.

The Company performs a detailed credit quality review at least annually on large commercial loans as well as selected other smaller balance commercial loans and may allocate a specific portion of the allowance to such loans based upon such reviews. Commercial and commercial real estate loans that are determined to be impaired and certain delinquent residential mortgage loans that exceed $1.0 million are treated as impaired and the Company performs an individual evaluation to determine the necessity of a specific reserve in accordance with the provisions of accounting guidance within ASC Topic 310, “Receivables.” This pronouncement requires an allowance to be established as a component of the allowance for loan losses when it is probable that all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, outside fee-based appraisers are typically utilized to evaluate various factors such as occupancy and rental rates in the Company’s real estate markets and the level of obsolescence that may exist on assets representing collateral for commercial business loans.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

A portion of the general allowance for loan losses reflects in part amounts related to classified commercial loans not subjected to detailed review which are estimated by applying projected loss ratios, based on numerous factors described below, to the loans within the different Company-assigned risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer, construction and residential mortgage loans, into categories that have exhibited greater loss exposure. The portion of the general allowance for loan losses allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as actual historical loss experience, current economic conditions and trends, and trends with respect to past due and non-accrual amounts, each of which are supported by underlying analysis.

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses.

As the process for determining the adequacy of the allowance for loan losses requires subjective and complex judgment by management about the effect of matters that are inherently uncertain, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. In estimating the amount of credit losses inherent in the Company’s loan portfolio, various assumptions are made regarding current economic trends and their impact on the loan portfolio. If the anticipated recovery is not as strong or timely as management’s expectations, it may affect the estimate of the allowance for loan losses. For impaired loans that are collateral dependent, the estimated fair value of the collateral may deviate significantly from the net proceeds received when the collateral is sold.

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction that were acquired through foreclosure. Repossessed assets are initially recorded at estimated fair value, less estimated selling costs. Subsequently, properties are evaluated and any additional declines in value reported in the Consolidated Statements of Operations. The amount the Company ultimately recovers on repossessed assets may differ substantially from the net carrying value of these assets because of future market factors beyond the Company’s control.

Repurchased Assets

The Company sells a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When the Company sells or securitizes mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that the Company has sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of the Company’s representations and warranties. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within the Company’s loans held-for-investment portfolio. Repurchased assets are loans that the Company has reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent the Company later forecloses on the loan, the underlying property is transferred to repossessed assets for disposal. The estimated fair value of the repurchased assets is included within other assets in the Consolidated Statements of Financial Condition.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Federal Home Loan Bank Stock

The Bank owns stock in the FHLB of Indianapolis. No ready market exists for the stock and it has no quoted market value. The stock is redeemable at par and is carried at cost. The investment is required to permit the Bank to obtain membership in and to borrow from the FHLB.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Land is carried at historical cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.

Repairs and maintenance costs are expensed in the period they are incurred, unless they are covered by a maintenance contract, which is expensed equally over the stated term of the contract. Repairs and maintenance costs are included as part of occupancy and equipment expenses.

Mortgage Servicing Rights

Accounting guidance codified within ASC Topic 860, “Transfers and Services,” requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value measurement method for each class of separately recognized servicing assets and servicing liabilities for subsequent valuations. The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis. The Company accounts for its residential class of MSRs at fair value and utilizes the amortization method for its consumer class of MSRs for subsequent valuations.

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

The Company occasionally sells a certain portion of its MSRs. At the time of the sale, the Company records a gain or loss on such sale based on the selling price of the MSRs less the carrying value and transaction costs. The MSRs are sold in separate transactions from the sale of the underlying loans.

Financial Instruments and Derivatives

In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic and accounting basis, to mitigate significant fluctuations in the financial position and results of operations. The Company generally hedges its pipeline of loan available-for-sale with forward commitments to sell Fannie

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Mae or Freddie Mac securities. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities.

Accounting guidance within ASC Topic 815, “Derivatives and Hedging,” requires that the Company recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. If certain conditions are met, special hedge accounting may be applied and the derivative instrument may be specifically designated as:

(a) a hedge of the exposure to changes in the fair value of a recognized asset, liability or unrecognized firm commitment, referred to as a fair value hedge; or

(b) a hedge of the exposure to the variability of cash flows of a recognized asset, liability or forecasted transaction, referred to as a cash flow hedge.

In the case of a qualifying fair value hedge, changes in the value of the derivative instruments that are highly effective are recognized in current earnings along with the changes in value of the designated hedged item. In the case of a qualifying cash flow hedge, changes in the value of the derivative instruments that are highly effective are recognized in accumulated other comprehensive income (“OCI”), until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized through earnings. Upon a termination of a cash flow hedge, the remaining cost of the hedge would be amortized over the remaining life of the hedged item in proportion to the change in the hedged forecasted transaction. Derivatives that are non-designated hedges, as defined in U.S. GAAP are adjusted to fair value through operations. The Company is not a party to any foreign currency hedge relationships.

Security Repurchase Agreements

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage-backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is provided or requested to be returned, as appropriate.

Trust Preferred Securities

As of December 31, 2010, the Company sponsored nine trusts, of which 100% of the common equity was owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in long term debt in the Consolidated Financial Statements of Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

The trust preferred securities are subject to mandatory redemption upon repayment of the notes. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees. The securities are not subject to a sinking fund requirement and one trust was convertible into Common Stock. The Company has the right to defer dividend payments to the trust preferred security holders for up to 60 months.

The trusts are variable interest entities (“VIEs”) under U.S. GAAP and are not consolidated. The Company’s investment in the common stock of these trusts is included in the other assets category in the Company’s Consolidated Statements of Financial Condition. The capital raised through the sale of the junior subordinated notes as part of the trust preferred transaction, when subsequently invested into the Bank, qualifies as Tier 1 capital under current banking regulations. Due to the Dodd-Frank Wall Street Reform and Consumer Protection Act, newly issued trust preferred securities issued after May 19, 2010 may no longer be

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

included as part of a Bank’s Tier 1 capital and existing trust preferred securities may remain includable in Tier 1 capital only if a bank’s asset size at December 31, 2010 was $15.0 billion or less. On such date, the Bank had total assets below that amount, and its trust preferred securities remain includable in Tier 1 capital and would continue to be includable if the Bank’s assets subsequently increase above the $15.0 billion.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 19 — Income Taxes, for details on the Company’s income taxes.

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

Secondary Market Reserve

The Company sells or securitizes most of the residential mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

may incur on such loan. The Company maintains a secondary market reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The secondary market reserve takes into account both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case, these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the secondary market reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease in other fees and charges.

Reinsurance Reserves

The Company, through its wholly-owned subsidiary Flagstar Reinsurance Company, provided credit enhancement with respect to certain pools of mortgage loans unwritten and originated by the Company. During 2009, the Company executed commutation agreements with two of the four mortgage insurance companies with which it had reinsurance agreements and terminated its agreement with a third of such mortgage insurance companies. During the third quarter 2010, the Company terminated its reinsurance agreement with the last of four mortgage insurance companies. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and received rights to all of the related future premiums. In addition, the respective mortgage insurance company received all the cash held in trust attributable to the related reinsurance arrangement. At December 31, 2010 and 2009, the Company maintained reserves related to the remaining reinsurance agreements amounting to zero and $4.4 million, respectively, that represented incurred and unreported losses, and an expected premium deficiency.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of general and administrative expenses. Advertising expenses totaled $10.3 million, $12.3 million, and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company utilizes accounting guidance within ASC Topic 718, “Compensation-Stock Compensation,” to account for its stock-based compensation. This accounting guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the statement of operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. This accounting guidance applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date. Existing options that vested after the adoption date resulted in no additional compensation expense in 2010 or 2009, and approximately $0.1 million in 2008.

Guarantees

The Company makes guarantees in the normal course of business in connection with certain issuances of standby letters of credit, among other transactions. The Company accounts for these guarantees in accordance with accounting guidance within ASC Topic 460, “Guarantees” and ASC Topic 450, “Contingencies.” ASC Topic 460 generally requires the use of fair value for the initial measurement of guarantees, but does not prescribe a subsequent measurement method. At each reporting date the Company evaluates the recognition of a loss contingency under ASC Topic 450. The loss contingency is measured as the probable and reasonably estimable amount, if any, that exceeds the value of the remaining guarantee.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 4 —	Fair Value Accounting

The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

The definition of fair value is market-based as opposed to company-specific and includes the following:

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

Valuation Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs used for the valuation of an asset or liability as of the measurement date and thereby favors use of Level 1 if appropriate information is available, and otherwise Level 2, and finally Level 3 if Level 2 input is not available. The three levels are defined as follows.

•	Level 1 — Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Assets

Securities Classified as Trading. These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At December 31, 2010, the Company had no Level 3 securities classified as trading. See Note 9 — Private Label Securitization Activity, for the key assumptions used in the residual interest valuation process.

Securities Classified as Available For Sale. These securities are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs. Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency securities using discounted estimated net future cash flows models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.

Other Investments-Restricted. Other investments are primarily comprised of various mutual fund holdings. These mutual funds trade in an active market and quoted prices are available. Other investments are classified within Level 1 of the valuation hierarchy.

Loans Available For Sale. At December 31, 2010 and 2009, the majority of the Company’s loans originated and classified as available-for-sale were reported at fair value and classified as Level 2. These loans had an aggregate fair value that exceeded their recorded amount. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At December 31, 2010 and 2009, the Company had $241.6 million and $32.9 million, respectively, of loans which were originated prior to the fair value election and accounted for at lower of cost or market. The $208.7 increase was

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

primarily due to the reclassification of $112.0 million Ginnie Mae loans serviced for others and the transfer of $104.2 million non-performing loans.

Loans Held for Investment. Loans held-for-investment are generally recorded at amortized costs. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010 and 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

Repossessed Assets. Loans on which the underlying collateral has been repossessed are adjusted to fair value less costs to sell upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the repossessed asset as a non-recurring Level 2 valuation.

Mortgage Servicing Rights. The Company has obligations to service residential first mortgage loans, and consumer loans (i.e., home equity lines of credit (“HELOCs”) and second mortgage loans obtained through private-label securitization transactions). Residential MSRs are accounted for at fair value on a recurring basis. The Company records the MSRs as a recurring Level 3 valuation. Servicing rights associated with consumer loans are carried at amortized cost and are periodically evaluated for impairment.

Residential Mortgage Servicing Rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 13 — Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

Consumer Loan Servicing Rights. Consumer servicing assets are subject to periodic impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used in the completion of impairment testing. If the valuation model reflects a value less than the carrying value, consumer servicing assets are adjusted to fair value through a valuation allowance as determined by the model. As such, the Company classifies consumer servicing assets subject to non-recurring fair value adjustments as Level 3 valuations. At December 31, 2010, the Company had no consumer loan servicing rights.

Derivative Financial Instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures, U.S. Treasury options and interest rate swaps. The Company’s forward loan sale

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2010 and 2009, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
December 31, 2010	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)

Securities classified as trading:
U.S. government sponsored agencies	$160,775	$—	$—	$160,775
Securities classified as available for sale:
Non-agencies	—	—	467,488	467,488
U.S. government sponsored agencies	7,737	—	—	7,737
Loans available for sale:
Mortgage loans	—	2,343,638	—	2,343,638
Loans held-for-investment:
Mortgage loans	—	19,011	—	19,011
Residential mortgage servicing rights	—	—	580,299	580,299
Derivative assets:(1)
Forward agency and loan sales	—	35,820	—	35,820
Rate lock commitments	—	—	14,396	14,396
Agency forwards	4,088	—	—	4,088

Total derivative assets	4,088	35,820	14,396	54,304

Total assets at fair value	172,600	2,398,469	1,062,183	3,633,252

Derivative liabilities:(2)
U.S. Treasury futures	13,176	—	—	13,176
Warrant liabilities(2)	—	9,300	—	9,300

Total liabilities at fair value	13,176	9,300	—	22,476

Net assets and liabilities at fair value	$159,424	$2,389,169	$1,062,183	$3,610,776

(1)	Recorded in “other assets” on the Consolidated Statements of Financial Condition

(2)	Recorded in “other liabilities” on the Consolidated Statements of Financial Condition

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

				Total Carrying
December 31, 2009	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)

Securities classified as trading:
Residual interests	$—	$—	$2,057	$2,057
U.S. government sponsored agencies	328,210	—	—	328,210
Securities classified as available for sale:
Non-agencies	—	—	538,376	538,376
U.S. government sponsored agencies	67,245	—	—	67,245
Loans available for sale:
Mortgage loans	—	1,937,171	—	1,937,171
Loans held-for-investment:
Mortgage loans	—	11,287	—	11,287
Residential mortgage servicing rights	—	—	649,133	649,133
Other investments-restricted	15,601	—	—	15,601
Derivative assets:(1)
Forward agency and loan sales	—	27,764	—	27,764
Rate lock commitments	—	—	10,061	10,061
Total derivative assets	—	27,764	10,061	37,825

Total assets at fair value	411,056	1,976,222	1,199,627	3,586,905

Derivative liabilities:(2)
Agency forwards	(29,883)	—	—	(29,883)
U.S. Treasury futures	(19,345)	—	—	(19,345)
Interest rate swaps	(747)	—	—	(747)
Warrant liabilities(2)	—	(5,111)	—	(5,111)
Total liabilities at fair value	(49,975)	(5,111)	—	(55,086)

Net assets and liabilities at fair value	$361,081	$1,971,111	$1,199,627	$3,531,819

(1)	Recorded in “other assets” on the Consolidated Statements of Financial Condition

(2)	Recorded in “other liabilities” on the Consolidated Statements of Financial Condition

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2010 and 2009.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a rollforward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2010 and 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

For the Year Ended	Balance at	Total Realized/			Transfers in
December 31,	Beginning	Unrealized			and/or Out of	Balance at	December 31,
2010	of Period	Gains/(Losses)	Purchases	Settlements	Level 3	End of Period	2010(6)
	(Dollars in thousands)

Securities classified as trading:

Non-investment grade residual interests(1)	$2,057	$(2,057)	$—	$—	$—	$—	$—

Securities classified as available for sale(2)(3)(4)

Non-agencies	538,376	28,878	—	(99,766)	—	467,488	33,869

Residential mortgage servicing rights	649,133	(308,229)	239,395	—	—	580,299	—

Derivative financial instruments:

Rate lock commitments(5)	10,061	—	4,335	—	—	14,396	—

Totals	$1,199,627	$(281,408)	$243,730	$(99,766)	$—	$1,062,183	$33,869

For the Year Ended	Balance at	Total Realized/	Purchases,	Transfers in
December 31,	Beginning	Unrealized	Issuances and	and/or Out of	Balance at	December 31,
2009	of Period	Gains/(Losses)	Settlements, net	Level 3	End of Period	2010(6)
	(Dollars in thousands)

Securities classified as trading:

Residual interests(1)	$24,808	$(22,751)	$—	$—	$2,057	$—

Securities classified as available for sale(2)(3)(4)	563,083	88,664	(113,371)	—	538,376	109,411

Residential mortgage servicing rights	511,294	(198,606)	336,445	—	649,133	—

Derivative financial instruments:

Rate lock commitments	78,613	—	(68,552)	—	10,061	—

Totals	$1,177,798	$(132,693)	$154,522	$—	$1,199,627	$109,411

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government agency securities classified as available for sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available for sale are valued using internal va luation models and pricing information from third parties.

(4)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore Is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

(5)	Purchases are disclosed on a net basis and include purchases, issuances and settlements for the year ended December 31, 2010.

(6)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

Assets Measured at Fair Value on a Nonrecurring Basis

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

December 31, 2010
Loans held-for-investment:(1)
Mortgage loans	$32,025	$—	$32,025	$—
Commercial real estate loans	218,091	—	218,091	—
Repossessed assets(2)	151,085	—	151,085	—

Totals	$401,201	$—	$401,201	$—

December 31, 2009
Loans held-for-investment:(1)
Mortgage loans	$128,056	$—	$128,056	$—
Commercial real estate loans	429,752	—	429,752	—
Repossessed assets(2)	176,968	—	176,968	—
Consumer loan servicing rights	3,241	—	—	3,241

Totals	$738,017	$—	$734,776	$3,241

(1)	The Company recorded $81.6 million in fair value losses on impaired loans (include in provision for loan losses on the Consolidated Statements of Operations) during the year ended December 31, 2010.

(2)	The Company recorded $6.4 million and $9.2 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net (loss) gain of $(2.5) million and $0.1 million on sales of repossessed assets during the years ended December 31, 2010 and 2009, respectively.

Required Financial Disclosures About Fair Value of Financial Instruments.

The accounting guidance for financial instruments requires disclosures of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Certain financial instruments and all non-financial instruments are excluded from the scope of this guidance. Accordingly, the fair value disclosures required by this guidance are only indicative of the value of individual financial instruments as of the dates indicated and should not be considered an indication of the fair value of the Company.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)

Financial Instruments:
Assets:
Cash and cash equivalents	$953,534	$953,534	$1,082,489	$1,082,489
Securities — trading	160,775	160,775	330,267	330,267
Securities available for sale	475,225	475,225	605,621	605,621
Other investments — restricted	—	—	15,601	15,601
Loans available-for-sale	2,585,200	2,513,239	1,970,104	1,975,819
Loans held-for-investment, net	6,031,483	5,976,623	7,190,308	7,120,802
Repossessed assets	151,085	151,085	176,968	176,968
FHLB stock	337,190	337,190	373,443	373,443
Mortgage servicing rights	580,299	580,299	652,374	652,656
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,153,438)	(2,075,898)	(1,900,855)	(1,799,776)
Certificates of deposit	(3,230,972)	(3,292,983)	(3,546,616)	(3,643,218)
Government accounts	(663,976)	(664,572)	(557,495)	(549,990)
National certificates of deposit	(883,270)	(906,699)	(2,017,080)	(2,455,684)
Company controlled deposits	(1,066,443)	(1,048,432)	(756,423)	(756,423)
FHLB advances	(3,725,083)	(3,901,385)	(3,900,000)	(4,136,489)
Security repurchase agreements	—	—	(108,000)	(110,961)
Long term debt	(248,610)	(100,534)	(300,182)	(284,464)
Warrant liabilities	(9,300)	(9,300)	(5,111)	(5,111)
Derivative Financial Instruments:
Forward delivery contracts	35,820	35,820	27,764	27,764
Commitments to extend credit	14,396	14,396	10,061	10,061
Interest rate swaps	—	—	(747)	(747)
U.S. Treasury and agency futures/forwards	(9,088)	(9,088)	(49,228)	(49,228)

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Note 5 —	Investment Securities

As of December 31, 2010 and 2009, investment securities were comprised of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2010
Securities — trading
U.S. government treasury bonds	$160,289	$486	$—	$160,775

Securities — available-for-sale
Non-agencies	$510,167	$1,979	$(44,658)	$467,488
U.S. government sponsored agencies	7,211	526	—	7,737

Total securities — available-for-sale	$517,378	$2,505	$(44,658)	$475,225

December 31, 2009
Securities — trading
U.S. government sponsored agencies	$331,647	$—	$(3,437)	$328,210
Non-investment grade residual interests	2,057	—	—	2,057

Total securities — trading	$333,704	$—	$(3,437)	$330,267

Securities — available-for-sale
Non-agencies	$614,706	$—	$(76,330)	$538,376
U.S. government sponsored agencies	65,166	2,118	(39)	67,245

Total securities — available-for-sale	$679,872	$2,118	$(76,369)	$605,621

Other investments — restricted
Mutual funds	$15,601	$—	$—	$15,601

Trading

Securities classified as trading are comprised of AAA-rated U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds, and non-investment grade residual interests from private-label securitizations. U.S. government sponsored agency mortgage-backed securities held in trading are

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

For U.S. government treasury bonds held, the Company recorded a gain of $76.5 million during 2010, $3.9 million of which was unrealized gain on U.S. government treasury bonds held at December 31, 2010. For the same period in 2009, the Company recorded a gain of $5.9 million, $3.4 million of which was unrealized gain on U.S. government sponsored agency securities held at December 31, 2009.

The Company had no non-investment grade residual interests resulting from private label securitizations at December 31, 2010 versus $2.1 million at December 31, 2009. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.

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

Available For Sale

At December 31, 2010 and December 31, 2009, the Company had $475.2 million and $605.6 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations (“CMOs”). Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

The following table summarizes by duration the unrealized loss positions, at December 31, 2010, on securities:

	Unrealized Loss Position with Duration			Unrealized Loss Position with
	12 Months and Over			Duration Under 12 Months

	Fair	Number of	Unrealized	Fair	Number of	Unrealized
Type of Security	Value	Securities	Loss	Value	Securities	Loss

			(Dollars in thousands)

U.S. government sponsored agency securities	$—	—	$—	$7,737	21	$—
Collateralized mortgage obligations	432,577	11	(44,658)	—	—	—

Totals	$432,577	11	$(44,658)	$7,737	21	$—

The unrealized losses on securities-available-for-sale amounted to $44.7 million on $440.3 million of U.S. government sponsored agency securities and non-agency (CMOs) at December 31, 2010. These CMOs consist of interests in investment vehicles backed by residential mortgage loans.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

In the year ended December 31, 2010, additional OTTI due to credit losses on 10 collateralized mortgage obligations with existing other-than-temporary impairment credit losses totaled $5.0 million. In the year ended December 31, 2009, additional OTTI due to credit losses on three investments with existing other-than temporary impairment credit losses totaled $6.6 million while an additional $14.1 million OTTI due to credit loss was recognized on eight securities that did not already have such losses. All OTTI due to credit losses were recognized in current operations.

At December 31, 2010, the Company had total other-than-temporary impairments of $43.6 million on 10 securities in the available-for-sale portfolio with $48.6 million in net gain recognized in other comprehensive income. At December 31, 2009, the Company had total other-than-temporary impairments of $111.6 million on 12 securities in the available-for-sale portfolio with $47.1 million in total net loss recognized in other comprehensive income. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss:

	For the Years Ended
	2010	2009

	(Dollars in thousands)

Balance, beginning of period	$(35,272)	$(14,525)
Additions on securities with no prior OTTI	—	(14,140)
Additions on securities with previous OTTI recognized	(4,991)	(6,607)

Balance, December 31,	$(40,263)	$(35,272)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the year ended December 31, 2010, sales of agency securities with underlying mortgage products recently originated by the Bank were $187.7 million, resulting in $1.2 million of net gain on loan sale compared with a $13.0 million net gain on $653.0 million of sales during the year ended December 31, 2009 and a $5.8 million net gain on $3.0 billion of sales during the year ended December 31, 2008.

Gain (loss) on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sales securities. During the year ended December 31, 2010, the Company sold $251.0 million in agency and non-agency securities resulting in a net gain of $6.7 million versus the same period ended December 31, 2009 in which the Company sold $164.0 million in U.S. government sponsored agency and non-agency securities available-for-sale resulting in a net gain on sale of $8.6 million and a $5.0 million net gain on $908.8 million of sales during the same period ended December 31, 2008.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

As of December 31, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10% of the Company’s stockholders’ equity.

	December 31, 2010		December 31, 2009

	Amortized	Fair Market	Amortized	Fair Market
Name of Issuer	Cost	Value	Cost	Value

	(Dollars in thousands)

Countrywide Home Loans	$173,860	$159,910	$204.643	$180,152
Flagstar Home Equity Loan Trust 2006-1	149,717	136,707	190,239	172,788

	$323,577	$296,617	$394,882	$352,940

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2010 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available for Sale
	Amortized	Estimated Fair
	Cost	Value

	(Dollars in thousands)

Due in one year or less	$—	$—
Due after one year through five years	808	822
Due after five years through ten years	1,703	1,790
Due after ten years	514,865	472,613

Total	$517,378	$475,225

Other Investments — Restricted

The Company may hold investments in its insurance subsidiary which are restricted as to their use. These assets can only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates their recorded amount for each period presented. During 2009, the Company executed commutation agreements with two of the four mortgage insurance companies with which it had reinsurance agreements and terminated its agreement with a third company. During the third quarter of 2010, the Company terminated its reinsurance agreement with the last of the four mortgage reinsurance companies. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receive 100% of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount that was above the amount of total future liability. The Company had no securities in its remaining reinsurance subsidiary at December 31, 2010 and $15.6 million for the year ended December 31, 2009.

Note 6 —	Loans Available for Sale

Total loans available-for-sales were $2.6 billion and $2.0 billion at December 31, 2010 and 2009, respectively, and were comprised primarily of residential mortgage loans.

At December 31, 2010, $2.3 billion of loans available-for-sale were recorded at fair value. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans where quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

In addition, for certain loans sold to Ginnie Mae, the Company as the servicer, has the unilateral right to repurchase, without Ginnie Mae’s prior authorization, any individual loan in a Ginnie Mae securitization pool

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

if that loan meets certain criteria, including being delinquent greater than 90 days. Once the Company has the unilateral right to repurchase the delinquent loan, the Company has effectively regained control over the loan and under U.S. GAAP, must re-recognize the loan on its balance sheet, in loans available for sale, and establish a corresponding repurchase liability on its balance sheet regardless of the Company’s intention to repurchase the loan. At December 30, 2010, the Company’s re-recognized loans, included in loans available for sale, and corresponding liability, included in other liabilities, was $112.0 million.

Note 7 —	Loans Held for Investment

Loans held-for-investment are summarized as follows:

	December 31,
	2010	2009

	(Dollars in thousands)

Mortgage loans	$3,784,700	$4,990,994
Second mortgage loans	174,789	221,626
Commercial real estate loans	1,250,301	1,600,271
Construction loans	8,012	16,642
Warehouse lending	720,770	448,567
Consumer loans:
HELOC	271,326	286,602
Other	86,710	137,240
Commercial loans	8,875	12,366

Total	6,305,483	7,714,308
Less allowance for loan losses	(274,000)	(524,000)

Total	$6,031,483	$7,190,308

During 2010, the Company transferred $85.9 million in loans available-for-sale to loans held for investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. The Company also transferred $578.2 million of non-performing residential first mortgage loans from loans held-for-investment to loans available-for-sale, as a result of the $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to available-for-sale.

The Company adopted the provision of ASU No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses” for the year ended December 31, 2010. This guidance requires an entity to provide disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis must be provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance makes changes to existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Activity in the allowance for loan losses is summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Balance, beginning of period	$524,000	$376,000	$104,000
Provision for losses(1)	426,353	504,370	343,963
Charge-offs(1)	(685,474)	(364,776)	(73,971)
Recoveries	9,121	8,406	2,008

Balance, end of period	$274,000	$524,000	$376,000

(1) Includes the provision for loan losses and charge-offs of ($176.5) million and $327.3, respectively related to the sale of non-performing loans available-for-sale.

As of December 31, 2010, the allowance for loan losses by class of loan is summarized in the following table.

							Commercial
	Mortgage	Second	Commercial		Warehouse		Non-real
December 31, 2010	Loans	Mortgages	Real Estate	Construction	Lending	Consumer(1)	estate	Unallocated	Total

	(Dollars in thousands)

Allowance for loan losses
Ending balance allowance for loan losses	$117,939	$25,187	$93,436	$1,461	$4,171	$24,819	$1,542	$5,445	$274,000

Ending balance: individually evaluated for impairment	$8,677	$580	$53,865	$458	$—	$7	$425	$—	$64,012
Ending balance: collectively evaluated for impairment	40,816	1,288	395	—	—	—	—	—	42,499

Total allowance allocated to impaired loans	$49,493	$1,868	$54,260	$458	$—	$7	$425	$—	$106,511

Loans held-for-investment
Ending balance	$3,784,700	$174,789	$1,250,301	$8,012	$720,770	$358,036	$8,875	$—	$6,305,483

Ending balance: individually evaluated for impairment	$75,375	$4,165	$232,844	$1,364	$—	$52	$1,619	$—	$315,419
Ending balance: collectively evaluated for impairment	526,661	9,306	1,691	—	—	—	—	—	537,658

Total impaired loans	$602,036	$13,471	$234,535	$1,364	$—	$52	$1,619	$—	$853,077

(1)	Consumer loans include HELOC and other consumer. Loans that are individually evaluated for impairment include only consumer HELOC loans. The total consumer allowance for loan losses includes $21.4 million of HELOC and $3.4 million of other consumer. The total ending balance of loans held-for-investment include $271.3 million of HELOC and $86.7 million of other consumer.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

There were loans totaling $11.5 million and $11.8 million greater than 90 days past due that were still accruing interest as of December 31, 2010 and 2009, respectively. The following table presents an age analysis of past due loans by class of loan as of December 31, 2010.

						Total	90 Days
	30-59 Days	62-89 Days	Greater than	Total		Investment	and Still
	Past Due	Past Due	90 days	Past Due	Current	Loans	Accruing

December 31, 2010
Mortgage loans	$96,768	$40,826	$119,903	$257,497	$3,527,203	$3,784,700	$—
Second mortgages	3,587	1,963	7,480	13,030	161,759	174,789	—
Commercial real estate	28,245	6,783	175,559	210,587	1,039,714	1,250,301	8,143
Construction	—	—	3,021	3,021	4,991	8,012	—
Warehouse lending	—	—	—	—	720,770	720,770	—
Consumer:
HELOC	3,735	3,783	6,713	14,231	257,095	271,326	—
Other	939	335	822	2,096	84,614	86,710	52
Commercial non- real estate	175	55	4,918	5,148	3,727	8,875	3,300

Total	$133,449	$53,745	$318,416	$505,610	$5,799,873	$6,305,483	$11,495

For purposes of impairment testing, impaired loans greater than an established threshold ($1.0 million) were individually evaluated for impairment. Loans below those scopes were collectively evaluated as homogeneous pools. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The required valuation allowance is included in the allowance for loan losses in the Consolidated Statements of Financial Condition.

Loans on which interest accruals have been discontinued totaled approximately $306.9 million at December 31, 2010 and $1.1 billion at December 31, 2009. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $31.0 million, $31.0 million, and $18.2 million during 2010, 2009, and 2008, respectively.

The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented during 2009 and continued in 2010 have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months. At December 31, 2010, TDRs totaled $768.7 million of which $124.5 million were non-accruing and $34.0 million were classified as available-for-sale, compared to December 31, 2009, TDRs totaled $710.3 million of which $272.3 million were non-accruing.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Impaired loans with no allowance for loan losses allocated(1)	$101,960	$160,188	$77,332
Impaired loans with allowance for loan losses allocated	751,117	891,022	373,424

Total impaired loans	$853,077	$1,051,210	$450,756

Amount of the allowance allocated to impaired loans	$106,511	$172,741	$121,321
Average investment in impaired loans	$990,587	$796,112	$265,448
Cash-basis interest income recognized during impairment(2)	$31,030	$26,602	$10,601

(1)	Includes loans for which the principal balance has been charged down to net realizable value.

(2)	Includes interest income recognized during the years ended December 31, 2010, 2009 and 2008, respectively.

Those impaired loans not requiring an allowance represent loans for which expected discounted cashflows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2010, approximately 34.6% of the total impaired loans were evaluated based on the fair value of related collateral.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table presents impaired loans with no related allowance and with an allowance recorded for the year ended December 31, 2010.

				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)

December 31, 2010
With no related allowance recorded:
Mortgage loans	$42,255	$42,255	$—	$54,482	$1,747
Commercial RE	59,642	107,254	—	70,547	2,124
Commercial NRE	64	274	—	120	6

	101,961	149,783	—	125,149	3,877

With an allowance recorded:
Mortgage loans	559,781	559,781	49,493	553,231	21,108
Second mortgages	13,471	13,471	1,868	13,987	551
Commercial RE	174,893	224,334	54,260	293,162	5,487
Construction	1,364	1,364	458	1,803	3
Consumer HELOC	52	52	7	55	3
Commercial NRE	1,555	1,555	425	3,200	—

	751,116	800,557	106,511	865,438	27,153

Total
Mortgage loans	602,036	602,036	49,493	607,713	22,855
Second mortgage loans	13,471	13,471	1,868	13,987	551
Commercial RE	234,535	331,588	54,260	363,709	7,612
Construction	1,364	1,364	458	1,803	3
Consumer HELOC	52	52	7	55	3
Commercial NRE	1,619	1,829	425	3,320	6

Total impaired loans	$853,077	$950,340	$106,511	$990,587	$31,030

The Company utilizes an internal risk rating system on loans. Descriptions of the Company’s internal risk ratings as they relate to credit quality are as follows:

Pass. Pass assets are not impaired nor do they have any known deficiencies that could impact the quality of the asset.

Special Mention. Assets identified as special mention possess credit deficiencies or potential weaknesses deserving Management’s close attention. Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase risk in the future.

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Assets identified as doubtful have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

existing facts, conditions and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

For consumer loans, the Company evaluates credit quality based on the aging and status of payment activity. This is reflected in a rating of either performing or non-performing.

The following tables present loans by the internal risk rating as of December 31, 2010.

	As of December 31, 2010
	Commercial Real	Commercial Non-
Corporate Credit Exposure	Estate	Real Estate

Grade:
Pass	$609,239	$2,937
Special Mention	430,714	4,174
Substandard	210,245	1,764
Doubtful	103	—

Total	$1,250,301	$8,875

	As of December 31, 2010
	Residential	Second
Consumer Credit Exposure	Mortgages	Mortgages	Construction	Warehouse

Grade:
Pass	$3,713,761	$167,309	$4,991	$718,484
Special Mention	989	—	—	411
Substandard	69,950	7,480	3,021	1,875

Total	$3,784,700	$174,789	$8,012	$720,770

	As of December 31, 2010
	Consumer	Consumer
	HELOC	Other

Performing	$264,612	$85,889
Non-Performing	6,713	821

Total	$271,325	$86,710

Note 8 —	Pledged Assets

The Company has pledged certain loans and securities to collateralize security repurchase agreements and lines of credit and/or borrowings with the Federal Reserve Bank of Chicago, the Federal Home Loan Bank of Indianapolis and other potential future obligations. The following table details pledged asset by asset class.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The principal amount for pledged loans and the market value and range of maturities of pledged investments are presented:

	December 31, 2010		December 31, 2009
	Carrying	Investment	Carrying	Investment
	Value	Maturities	Value	Maturities

	(Dollars in thousands)

Securities trading
U.S. government treasury bonds	$158,754	2012	$—
U.S. government sponsored agencies	—	—	328,210	2038-2039
Securities available for sale
U.S. government sponsored agencies	2799	2015-2032	47,213	2010-2040
Non-agency securities	136,7077	2036	538,376	2035-2037
Loans
Mortgage loans	6,700,6811	Various	5,526,865	Various
Second mortgage loans	202	Various	194,319	Various
Consumer loans	253,030	Various	286,602	Various
Commercial real estate loans	554,382	Various	751,472	Various
Other assets
Government guaranteed repurchased Ginnie Mae assets	1,731,276	Various	826,349	Various

Totals	$9,535,311		$8,499,406

Note 9 —	Private-label Securitization Activity

The Company previously securitized fixed and adjustable rate second mortgage loans and home equity line of credit loans. The Company acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trust. The Company recognized a gain on the sale on the transferred assets.

The Company retained interests in the securitized mortgage loans and trusts, in the form of residual interests, transferor’s interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. Transferor’s interests represent all of the remaining interest in the assets, which will equal the excess of the loan pool balance over the note principal balance and are comprised of the overcollateralization amount and additional balance increase amount. Transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. Servicing assets represent the present value of future servicing cash flows expected to be received by the Company. These servicing assets are accounted for on an amortization method, and are included in mortgage servicing rights in the Consolidated Statements of Financial condition.

The Company recorded $26.1 million in residual interests as of December 31, 2005, as a result of its non-agency securitization of $600.0 million in home equity line of credit loans (the “FSTAR 2005-1 HELOC Securitization” or “FSTAR 2005-1”). In addition, each month draws on the home equity lines of credit in the trust established in the FSTAR 2005-1 HELOC Securitization are purchased from the Company by the trust,

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations.

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans (the “FSTAR 2006-1 Second Mortgage Securitization” or “FSTAR 2006-1”) that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held-for-investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded.

The Company recorded $11.2 million in residual interests as of December 31, 2006, as a result of its non-agency securitization of $302.2 million in home equity line of credit loans (the “FSTAR 2006-2 HELOC Securitization” or “FSTAR 2006-2”). In addition, through November 2007, draws on the home equity lines of credit in the trust established in the 2006 HELOC Securitization were purchased from the Company by the trust, resulting in additional residual interests to the Company. These residual interests are recorded as securities classified as trading and are, therefore, recorded at fair value. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations.

During the years ended December 31, 2010 and 2009, the Company did not engage in any private-label securitization activity. At December 31, 2010, the Company had a zero balance of residuals as compared to $2.1 million at December 31, 2009. Transferor’s interests at December 31, 2010 were $17.4 million as compared to $19.1 million at December 31, 2009.

During 2010 and 2009, the Company did not engage in any private-label securitization activity.

Summary of Securitization Activity

Certain cash flows received from the securitization trusts were as follows:

	December 31,
	2010	2009	2008

	(Dollars in thousands)

Proceeds from collections	$—	$—	$6,960
Servicing fees received	2,998	5,376	6,585
Loan repurchases from representations and warranties	—	30	1,501

The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the year ended December 31, 2010 (dollars in thousands):

		2005-1		2006-2
	2005-1 at	Current	2006-2 at	Current
	Inception	Levels	Inception	Levels

	(Dollars in thousands)

HELOC Securitization
Number of loans	8,155	3,030	4,186	2,449
Aggregate principal balance	$600,000	$140,965	$302,182	$150,435
Average principal balance	$55	$47	$72	$61
Weighted average fully indexed interest rate	8.43%	5.91%	9.43%	6.91%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	54 months	112 months	68 months
Weighted average original credit score	722	720	715	720

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Residual Interests

HELOC Securitizations

FSTAR 2005-1. With respect to this securitization, the Company carried a residual interest of zero and $2.1 million as of December 31, 2010 and 2009, respectively. This transaction is in a “rapid amortization” as actual cumulative losses exceeded predetermined thresholds.

During the rapid amortization, the Company will no longer be reimbursed by the trusts for draws on the home equity lines of credit until after the bondholders are paid off and the monocline insurer is reimbursed for amounts it is owed. Upon entering the rapid amortization period, the Company becomes obligated to fund the purchase of those additional balances as they arise in exchange for a beneficial interest in the trust (transferor’s interest). The Company must continue to fund the required purchase of additional draws by the trust as long as the securitization remains active.

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

At December 31, 2010, the Company no longer held a residual interest in any of its securitizations. As of December 31, 2009, the FSTAR 2005-1 HELOC Securitization was the only securitization with a residual value. Key economic assumptions and hypothetical sensitivity of the fair value of residual interest at December 31, 2009 are presented in the table below:

		Weighted-
	Fair	Average Life	Prepayment	Projected	Discount
	Value	(In Years)	Speed	Credit Losses	Rate

	(Dollars in thousands)

FSTAR 2005-1
Residual securities as of December 31, 2009	$2,057	3.6	7.0%	11.55%	20.0%
Impact on fair value of 10% adverse change in assumption			$—	$(1,445)	$—
Impact on fair value of 20% adverse change in assumption			$—	$(2,057)	$—

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

table below identifies the draw contributions for each of the HELOC securitization trusts as well as the fair value of the transferor’s interests.

	At December 31,
Summary of Transferor’s	2010		2009
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2

	(Dollars in thousands)

Total draw contribution	$35,088	$50,949	$30,256	$48,105
Additional balance increase amount(1)	$28,219	$33,407	$27,183	$38,571
Transferor’s interest ownership percentage	19.59%	21.75%	15.03%	18.39%
Fair value of transferor’s interests	$17,439	$—	$19,055	$—
Transferor’s interest reserve	$1,876	$1,908	$—	$7,287

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1. At December 31, 2010, outstanding claims due to the note insurer were $10.8 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $17.4 million. Also, during the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. During the period, the Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.8 million remained at December 31, 2010. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 35.2%.

There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provides for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the cash payout structure (i.e., the waterfall) in the securitization also increased. During the third quarter of 2010, the combination of the excess spread, which is the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders, and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 35.2% giving rise to recording of the related liability at that time.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 35.2% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using twelve-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2010, the twelve-month rolling average draw rate was 2.34% of the unfunded commitments (i.e., those still active). This percentage was computed by dividing (i) the actual draw rate over the twelve month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.34% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the forecast. Because the expected loss on future draws on December 31, 2010 was 35.2%, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $6.4 million for FSTAR 2005-1 HELOC Securitization. at December 31, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

FSTAR 2006-2. At December 31, 2010, outstanding claims due to the note insurer were $71.2 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a SFAS 5 (now codified within ASC Topic 450, “Contingencies,”) liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.9 million remained at December 31, 2010. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100%.

There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provided for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the waterfall also increased. During the fourth quarter 2009, the excess spread, the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 100%, giving rise to recording of the related liability at that time.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 100% loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2010, the three- month rolling average draw rate was 2.10% of the unfunded commitments (still active). This percentage was computed by dividing

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

(i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 2.10% draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the Company’s forecast. Because the expected loss on future draws in December 2010 was 100%, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $3.1 million for FSTAR 2006-2 at December 31, 2010). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 HELOC Securitization and FSTAR 2006-2 HELOC Securitization at December 31, 2010.

		Expected Future
		Draws as % of	Expected		Potential
	Unfunded	Unfunded	Future	Expected	Future
	Commitments(1)	Commitments(2)	Draws(3)	Loss(4)	Liability(5)

	(Dollars in thousands)

FSTAR 2005-1 HELOC Securitization	$6,366	83.8%	$5,335	35.2%	$1,876
FSTAR 2006-2 HELOC Securitization	3,057	58.0%	1,772	100.0%	1,772

Total	$9,423		$7,107		$3,648

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The table below sets forth key assumptions and the hypothetical sensitivity of the value of the transferor’s interest and the related liability to an immediate adverse change in key assumptions for both the HELOC securitizations FSTAR 2005-1 and FSTAR 2006-2. Changes in value based on 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities.

	Fair	Prepayment	Cumulative	Annual Discount		Change In
	Value	Speed	Loss Rate	Rate		Valuation

FSTAR 2005-1
Transferor’s interest valuation as of December 31, 2010	$17,439	12.0%	12.68%	5.9%		$—
10% adverse change in assumption	$—	13.2%	12.90%	6.5%		$(1,320)
20% adverse change in assumption	$—	14.4%	13.12%	7.1%		$(3,430)

				Projected
	Fair		Projected	Unfundeed		Change In
	Value	Loss Rate	Draw Rate	Decline		Reserve

FSTAR 2005-1
Transferor’s interest liability as of December 31, 2010	$1,876	35.17%	2.34%	(1.80)%		$—
10% adverse change in assumption	$2,576	41.66%	2.57%	(1.62)%		$699
20% adverse change in assumption	$3,402	48.14%	2.81%	(1.44)%		$1,525
FSTAR 2006-2
Transferor’s interest liability as of December 31, 2010	$1,908	100.0%	2.10%	(3.36)%		$(136)
10% adverse change in assumption	$2,117	100.0%	2.31%	(3.02	) %	$209
20% adverse change in assumption	$2,513	100.0%	2.52%	(2.69)%		$605

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

	At December 31, 2010
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)

Notional amount of unfunded commitments(1)	$40,251	$35,284	$75,535
Frozen or suspended unfunded commitments	$33,885	$32,227	$66,112
Unfunded commitments still active	$6,366	$3,057	$9,423

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, the Company expects that the call provision of the FSTAR 2005-1 securitization and the FSTAR 2006-2 securitization pools will be reached in 2015 and 2014, respectively and the exposure will be substantially mitigated such times, based on prepayment speeds and losses in cash flow forecast.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Credit Risk on Securitization.

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

The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held-for-investment at December 31, 2010:

	2010		2009
		Balance of		Balance of
		Retained Assets		Retained Assets
	Total Loans	With Credit	Total Loans	With Credit
	Serviced	Exposure	Serviced	Exposure

		(Dollars in thousands)

Private-label securitizations	$—	$17,439	$949,677	$21,112

Mortgage loans that have been securitized in private-label securitizations that are serviced by the Company, (as of December 31, 2010, all servicing related to these loans had been transferred to a third party servicer), and are sixty days or more past due, all of which are consumer loans and related credit losses incurred in the securitization trusts as of December 31, 2010 and 2009, are presented below:

			Principal Amount
	Total Principal		of Loans		Credit Losses
	Amount of Loans		60 Days or More Past		(Net of Recoveries)
	Outstanding		Due		For the Years Ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009

	(Dollars in thousands)

Securitized mortgage loans	$—	$949,677	$—	$74,844	$98,657	$140,656

Note 10 —	FHLB Stock

The Company’s investment in FHLB stock totaled $337.2 million at December 31, 2010 and $373.4 million at December 31, 2009. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1.0% of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 1/20th of its FHLB advances, whichever is greater. During 2010, the Company redeemed $36.3 million in FHLB stock. Dividends received on the stock equaled $7.0 million, $6.2 million, and $18.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. These dividends were recorded in the Consolidated Statements of Operations as other fees and charges.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 11 —	Repossessed Assets

Repossessed assets include the following:

	December 31,
	2010	2009

	(Dollars in thousands)

One-to-four family properties	$77,628	$126,373
Commercial properties	73,457	50,595

Repossessed assets	$151,085	$176,968

Note 12 —	Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows:

	Estimated	December 31,
	Useful Lives	2010	2009

		(Dollars in thousands)

Land	—	$88,961	$88,996
Office buildings	31.5 years	158,399	158,179
Computer hardware and software	3 — 5 years	109,222	100,248
Furniture, fixtures and equipment	5 — 7 years	77,038	83,180
Automobiles	3 years	231	320

Total		433,851	430,923
Less accumulated depreciation		(201,648)	(191,605)

		$232,203	$239,318

Depreciation expense amounted to approximately $17.8 million, $18.5 million, and $20.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $6.9 million, $10.1 million, and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The following outlines the Company’s minimum contractual lease obligations as of:

December 31, 2010
(Dollars in thousands)

2011	$5,543
2012	4,797
2013	3,651
2014	3,345
2015	2,449
Thereafter	2,733

Total	$22,518

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 13 —	Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans. Prior to December 31, 2010, the Company had obligations to service consumer loans (HELOC and second mortgage loans) resulting from private-label securitization transactions. A description of these classes of servicing assets follows.

Residential Mortgage Servicing Rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. Historically, the Company has treated this risk as a counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. The Company specifically hedges the risk by hedging the fair value of MSRs with derivative instruments that are intended to change in value inversely to part or all of the changes in the value of MSRs.

Changes in the carrying value of residential MSRs, accounted for at fair value, were as follows:

	For the Years
	Ended
	December 31,
	2010	2009

	(In thousands)

Balance at beginning of period	$649,133	$511,294
Additions from loans sold with servicing retained	239,395	336,240
Reductions from bulk sales	(137,392)	(124,147)
Changes in fair value due to:
Payoffs(1)	(80,118)	(126,557)
All other changes in valuation inputs or assumptions(2)	(90,719)	52,303

Fair value of MSRs at end of period	$580,299	$649,133

Unpaid principal balance of residential mortgage loans serviced for others	$56,040,063	$55,572,225

(1)	Represents decrease in MSR value associated with loans that paid off during the period.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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

The key economic assumptions used in determining the fair value of MSRs capitalized during the years ended December 31, 2010, 2009 and 2008 periods were as follows:

	For the Years Ended
	December 31,
	2010	2009	2008

Weighted-average life (in years)	5.4	5.6	6.5
Weighted-average constant prepayment rate (CPR)	22.2%	23.0%	13.2%
Weighted-average discount rate	7.8%	8.3%	9.4%

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The key economic assumptions used in determining the fair value of MSRs at period end were as follows:

	December 31,
	2010	2009	2008

Weighted-average life (in years)	5.8	5.9	5.1
Weighted-average (CPR)	16.9%	13.8%	24.0%
Weighted-average discount rate	9.1%	8.9%	8.7%

Consumer Servicing Assets. Consumer servicing assets represent servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets are initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets are amortized in proportion to and over the period of estimated servicing income and are evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value, a valuation allowance is established by a charge to loan administration income in the Consolidated Statements of Operations.

The fair value of consumer servicing assets is estimated by using an internal valuation model. This method is based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, actual and expected loan prepayment rates, servicing costs and other economic factors.

During the fourth quarter of 2010, the Company transferred its mortgage servicing rights related to HELOC and second mortgage loans to a third-party servicer pursuant to the terms of the applicable servicing agreements.

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Year Ended December 31,
	2010	2009	2008

	(In thousands)

Consumer servicing assets
Balance at beginning of period	$7,049	$9,469	$11,914
Addition from loans securitized with servicing retained	—	—	116
Amortization	(949)	(2,420)	(2,561)

Carrying value before valuation allowance at end of period	6,100	7,049	9,469

Valuation allowance
Balance at beginning of period	(3,808)	—	(144)
Impairment recoveries (charges)	(961)	(3,808)	144
Reduction from transfer of servicing(1)	(1,331)	—	—

Balance at end of period	(6,100)	(3,808)	—

Net carrying value of servicing assets at end of period	$—	$3,241	$9,469

Unpaid principal balance of consumer loans serviced for others	$—	$949,677	$1,203,345

Fair value of servicing assets:
Beginning of period	$3,523	$12,284	$11,861

End of period	$—	$3,523	$12,284

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s private-label securitizations.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	December 31,
	2010	2009	2008

Weighted-average life (in years)	—	2.9	4.8
Weighted-average discount rate	—%	11.7%	11.9%

Contractual Servicing Fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Year
	Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Residential real estate	$151,145	$152,732	$141,975
Consumer	3,197	5,570	6,497

Total	$154,342	$158,302	$148,472

Note 14 —	Government Insured Repurchased Assets

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain loans securitized in Ginnie Mae pools, if the loans meet certain delinquency criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the assets on the Consolidated Statement of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, the Company eliminates the corresponding liability. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as government insured repurchased assets, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale. At December 31, 2009, the Company had $826.3 million classified as government insured repurchased assets and no such loans classified as loans available-for-sale.

The $904.9 million increase in government insured repurchased assets from December 31, 2009 to December 31, 2010 reflected growth in the Company’s government lending area combined with an increase in delinquencies in FHA and VA loans throughout both 2010 and 2009.

Substantially all of these assets continue to be insured or guaranteed by Ginnie Mae and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency, however increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 15 —	Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2010	2009

	(Dollars in thousands)

Demand accounts	$589,926	$546,218
Savings accounts	1,011,512	724,278
Money market demand accounts	552,000	630,358
Certificates of deposit	3,230,972	3,546,617

Total retail deposits	5,384,410	5,447,471
Demand account	78,611	263,085
Savings account	337,602	81,625
Certificate of deposit	247,763	212,785

Total government deposits	663,976	557,495
National accounts	883,270	2,017,080
Company controlled deposits	1,066,443	756,423

Total deposits	$7,998,099	$8,778,469

Non-interest-bearing deposits included in the demand accounts and money market demand accounts balances at December 31, 2010 and 2009, were approximately $1.6 billion and $1.0 billion, respectively.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000:

	December 31,
	2010	2009

	(Dollars in thousands)

Three months or less	$469,055	$349,778
Over three months to six months	401,483	229,697
Over six months to twelve months	414,251	598,906
One to two years	326,315	273,548
Thereafter	106,354	196,120

Total	$1,717,458	$1,648,049

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 16 —	FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding:

	December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)

Daily adjustable advances	$325,083	0.50%	$—	—
Fixed rate putable advances	—	—	2,150,000	4.02%
Long-term fixed rate term advances	3,400,000	3.52	1,750,000	4.61%

Total	$3,725,083	3.25%	$3,900,000	4.29%

During 2010, the Company prepaid $500 million higher rate FHLB advances, incurring penalties of $19.7 million to prepay these advances. The Company also restructured $1.9 billion in FHLB advances in 2010. This restructuring resulted in the locking in of low terms funding rates while eliminating put features associated with some of the advances. The effect in the overall $3.7 billion FHLB advance portfolio was an increase in the average remaining term to 4.1 years at December 31, 2010 from 2.0 years at December 31, 2009 and a decrease in the weighted average interest rate from 4.29% to 3.25%.

In 2009, the Company prepaid $650.0 million in higher cost advances as part of its balance sheet management. The Company paid a $16.4 million penalty to prepay these advances, which was recorded to loss on extinguishment of FHLB debt on the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Maximum outstanding at any month end	$3,900,000	$5,369,000	$6,207,000
Average balance	3,765,424	4,926,824	5,660,083
Average interest rate	4.0%	4.33%	4.32%

The following outlines the Company’s FHLB advance final maturity dates as of December 31, 2010:

December 31, 2010
(Dollars in thousands)

2011	$325,083
2012	250,000
2013	750,000
2014	250,000
2015	750,000
Thereafter	1,400,000

Total	$3,725,083

The Company has the authority and approval from the FHLB to utilize a total of $7.0 billion in collateralized borrowings. At December 31, 2010, the line was collateralized to $4.8 billion. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential mortgage loans, second mortgages and investment securities.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 17 —	Security Repurchase Agreements

The following table presents security repurchase agreements outstanding:

	At December 31,
	2010		2009
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

	(Dollars in thousands)

Security repurchase agreements	$—	—%	$108,000	4.27%

The repurchase agreements matured in September 2010. At December 31, 2009, security repurchase agreements were collateralized by $109.7 million of securities classified as available-for-sale, respectively.

The following table indicates certain information related to the security repurchase agreements:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Maximum outstanding at any month end	$310,603	$108,000	$108,000
Average balance	79,053	108,000	108,000
Average interest rate	3.48%	4.27%	4.27%

Note 18 —	Long Term Debt

The following table presents long-term debt:

	For the Years Ended December 31,
	2010		2009

	(Dollars in thousands)

Floating 3 Month LIBOR
Plus 3.25%(1), matures 2032	$25,774	3.55%	$25,774	3.50%
Plus 3.25%(1), matures 2033	25,774	3.54%	25,774	3.53%
Plus 3.25%(1), matures 2033	25,780	3.55%	25,780	3.50%
Plus 2.00%, matures 2035	25,774	2.29%	25,774	2.28%
Plus 2.00%, matures 2035	25,774	2.29%	25,774	2.28%
Plus 1.75%(1), matures 2035	51,547	2.05%	51,547	6.47%
Plus 1.50%(2), matures 2035	25,774	1.79%	25,774	1.78%
Plus 1.45%, matures 2037	25,774	1.75%	25,774	1.70%
Plus 2.50%, matures 2037	15,464	2.80%	15,464	2.75%
Fixed
10%(3), converted to Common Stock on April 1, 2010	—		51,547

Subtotal	$247,435		$298,982
Other debt
Fixed 7.00% due 2013	1,175		1,200

Total long-term debt	$248,610		$300,182

(1)	The securities are currently callable by the Company.

(2)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company was required to pay 4.33% fixed rate on a notional amount of $25 million and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

received a floating rate equal to three month LIBOR. The swap matured on October 7, 2010. The securities are callable by the Company.

(3)	On April 1, 2010, MP Thrift converted the $50 million of Trust Preferred Securities into 6,250,000 shares of Common Stock at the rate of $8.00 per share. The number of shares of common stock issued for each Trust Preferred Security was equal to $1,000 divided by the adjusted stock price. The adjusted stock price was equal to 90% of the volume-weighted average closing price of Common Stock from February 1, 2009 to April 1, 2010, subject to a floor of $8.00 per share, a ceiling of $20.00 per share and certain adjustments as provided for in the trust agreement.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

The following presents the aggregate annual maturities of long term-debt obligations (based on final maturity dates).

December 31, 2010
(Dollars in thousands)

2011	$25
2012	25
2013	1,125
2014	—
2015	—
Thereafter	247,435

Total	$248,610

Note 19 —	Income Taxes

Federal

Total federal income tax provision (benefit) is allocated as follows:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Provision (benefit) from operations	$2,104	$55,008	$(147,960)
Stockholders’ equity, for the tax effect of other comprehensive loss	—	18,027	(37,823)
Stockholders’ equity, for the tax effect of stock-based compensation	—	466	205

	$2,104	$73,501	$(185,578)

Components of the benefit for federal income taxes from operations consist of the following:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Current (benefit) provision	$2,104	$(331)	$(4,153)
Deferred (benefit) provision	—	55,339	(143,807)

	$2,104	$55,008	$(147,960)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Benefit at statutory federal income tax rate (35)%	$(130,448)	$(154,585)	$(148,276)
Increases resulting from:
Valuation allowance	129,080	201,035	—
Warrant expense	1,466	8,168	—
Non-deductible compensation	1,704	430	—
Other	302	(40)	316

Provision (benefit) at effective federal income tax rate	$2,104	$55,008	$(147,960)

Deferred income tax assets and liabilities at December 31, 2010 and 2009 reflect the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following:

	December 31,
	2010	2009

	(Dollars in thousands)

Deferred tax assets:
Tax loss carry forwards (expiration dates 2028 and 2030)	$316,015	$149,452
Allowance for loan and other losses	229,636	270,779
Non-accrual interest revenue	7,642	20,814
Premises and equipment	6,619	6,226
Other	21,291	15,401

	581,203	462,672
Valuation allowance	(330,809)	(201,035)

	250,394	261,637

Deferred tax liabilities:
Mortgage loan servicing rights	(187,448)	(208,702)
Loan securitizations	(39,910)	(23,655)
Mark-to-market adjustments	(15,454)	(21,477)
Other	(7,582)	(7,803)

	(250,394)	(261,637)

Net deferred tax asset	$—	$—

The Company incurred federal net operating loss carry forwards of $206.5 million, $212.7 million, and $483.7 million in calendar years 2008, 2009, and 2010, respectively. These carry forwards, if unused, expire in calendar years 2028, 2029, and 2030, respectively.

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

In evaluating this available evidence, management considers, among other things, historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance. Furthermore, on January 30, 2009, the Company incurred a change in control within the meaning of Section 382 of the Internal Revenue Code. As a result, federal tax law places an annual limitation of approximately $17.4 million on the amount of the Company’s net operating loss carryforward that may be used.

In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2008, 2009, and 2010, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result the Company recorded a $330.8 million valuation allowance against its net deferred tax assets.

The details of the net tax asset recorded as a component of Other Asset as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

	(Dollars in thousands)

Current tax loss carryback claims	$76,603	$76,603
Other current, net	(1,560)	(703)

Current tax asset	75,043	75,900
Net deferred tax asset	—	—

Net tax asset	$75,043	$75,900

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of December 31, 2010, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2005 and was in process of examining taxable years ending December 31, 2006, 2007, and 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2010 and 2009:

	2010	2009
	(Dollars in thousands)

Balance at January 1,	$1,493	$421
Additions to tax positions recorded during the current year	—	1,459
Additions to tax positions recorded during prior years	105	—
Reductions to tax positions recorded during prior years	(47)	—
Settlements	—	(230)
Reductions in tax positions due to lapse of statutory limitations	(1)	(157)

Balance at December 31,	$1,550	$1,493

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the year ended December 31, 2010, the Company recognized interest expense of approximately $100,000 and no penalty expense in its Statements of Operations and Statements of Financial Condition, respectively. Approximately $1.5 million of the above tax positions are expected to reverse during the next 12 months, all of which relates to state tax controversies expected to be settled on resolution of a state tax audit.

State

The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the Consolidated Statements of Operations under non-interest expense-other taxes.

State tax benefits are as follows:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

State tax benefits	$(15,155)	$(15,065)	$(10,457)
Valuation allowance	13,561	25,700	9,232

Net expense (benefits)	$(1,594)	$10,635	$(1,225)

State deferred tax assets are as follows:

	December 31,
	2010	2009

	(Dollars in thousands)

Tax loss carryforwards (expiration dates through 2029)	$43,729	$27,456
Temporary differences, net	5,466	7,577

	49,195	35,033
Valuation allowance	(49,195)	(35,033)

Net deferred state tax assets	$—	$—

For reasons discussed above in the Federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets of $49.2 million as of December 31, 2010 and $35.0 million as of December 31, 2009.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 20 —	Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the year ended December 31, 2010, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at December 31, 2010, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through December 31, 2010, the Company marked these warrants to market which resulted in an increase in the liability during this time of $3.2 million. This increase was recorded as warrant expense and included in non-interest expense.

At December 31, 2010, the Company’s liabilities to the holders of May Investors Warrants amounted to $9.3 million. The warrant liabilities are included within other liabilities in the Company’s Consolidated Statements of Financial Condition.

Treasury Warrants

On January 30, 2009, the Company sold to the U.S. Treasury, 266,657 shares of Series C Preferred Stock for $266.7 million, and the Treasury Warrant. The issuance and the sale of the Series C Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.

During the first quarter of 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued shares of the Company’s common stock. As described in Note 17- “Stockholders’ Equity and Loss Per Common Share,” the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.

Note 21 —	Secondary Market Reserve

The following table shows the activity in the secondary market reserve:

	For the Years Ended December 31,
	2010	2009	2008

	(Dollars in thousands)

Balance, beginning of period,	$66,000	$42,500	$$27,600
Provision
Charged to gain on sale for current loan sales	35,200	26,470	10,375
Charged to other fees and charges for changes in estimates	61,523	75,627	17,009

Total	96,723	102,097	27,384
Charge-offs, net	(83,323)	(78,597)	(12,484)

Balance, end of period	$79,400	$66,000	$42,500

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

Note 22 —	Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $16,500 for 2010 and 2009 and $15,500 for 2008. Participants who were age 50 or older prior to the end of the year could make additional “catch-up” contributions of up to $5,500 for 2010 and 2009, and $5,000 for 2008. The Company provided a matching contribution of up to 3% of an employee’s eligible compensation deferred up to a maximum of $7,350, which was suspended October 1, 2009, and reinstated January 1, 2011 at 50% of the first 3% in eligible compensation deferred. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2010, 2009, and 2008 were approximately zero, $2.9 million, and $4.5 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 23 —	Private Placement

The Company entered into purchase agreements with seven institutional investors, and two former officers of the Company effective May 16, 2008. Pursuant to the terms of the purchase agreements, the Company raised, in aggregate, approximately $100 million in cash or $94 million net of placement agent and legal fees, through direct sales to investors of the Company.

Under the terms of the purchase agreements, institutional investors purchased 1,136,500 shares of Common Stock at $42.50 per share, and the two former officers purchased 63,500 shares of Common Stock at $58.80 per share. Additionally, the Company issued 47,982 shares of mandatory convertible non-cumulative perpetual preferred stock (the “Series A Preferred Stock”) to the institutional investors at a purchase price and liquidation preference of $1,000 per share. Upon approval by the Company’s stockholders, the Series A

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Preferred Stock automatically converted into 1,128,988 shares of Common Stock at a conversion price of $42.50 per share.

The offering was finalized on May 19, 2008, whereby a total of approximately $100.0 million of gross proceeds, or $94.0 million in net proceeds, was received. The Company invested $72.0 million into the Bank for working capital purposes and the remaining $22.0 million remained at the Company to be used to service long term debt payments.

A Special Meeting of Stockholders to vote on the approval of the conversion of the Series A Preferred Stock to Common Stock was held on August 12, 2008. On that date, the stockholders approved the conversion of Series A Preferred Sotck into Common Stock. The Series A Preferred Stock automatically converted into shares of Common Stock as a result.

The May Investors were granted warrants in connection with the consummation of the TARP transaction, which is further described in Note 20 — Warrant Liabilities.

Note 24 —	Legal Proceedings, Contingencies and Commitments

Legal Proceedings

The Company and certain subsidiaries are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. Although there can be no assurance as to the ultimate outcome, the Company, together with subsidiaries, believes it has meritorious defenses to the claims asserted against it in its currently outstanding legal proceedings, including the matters described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously, litigating or settling cases according to management’s judgment as to the best interests of the Company and its shareholders.

On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with pending or threatened legal proceedings utilizing the latest information available. On a case-by-case basis, reserves are established for those legal claims as to which the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated.

Resolution of legal claims are inherently dependent on the specific facts and circumstances of each specific case, and therefore the actual costs of resolving these claims may be substantially higher or lower than the amounts reserved. Based on current knowledge, and after consultation with legal counsel, management believes that current reserves are adequate and the amount of any incremental liability that may otherwise arise is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations. Certain legal claims considered by the Company in its analysis of the sufficiency of its related reserves include the following:

In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and the court has not yet issued a ruling on the motion to dismiss.

In August 2010, the Company was named in a collective action lawsuit alleging that it improperly classified its mortgage underwriters as exempt employees under the Fair Labor Standards Act (“FLSA”), and thereby failed to properly compensate them for overtime. Collective action certification was agreed upon after certain categories of employees were excluded from the class. A notice to employees to “opt in” to the collective action was distributed in mid-February, with a response required within the subsequent 60-day

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

period. To date, 26 plaintiffs have “opted in” to the collective action in addition to the named plaintiff. The parties are still engaged in preparatory litigation activity, including depositions and written discovery, and no trial date has yet been set.

From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Currently, ongoing investigations relate to whether the Bank violated laws or regulations relating to mortgage origination practices and to whether its practices with regard to servicing residential mortgage loans are adequate. The Company is cooperating with such agencies and providing information as requested. In addition, the Company has increasingly been named in civil actions throughout the country by borrowers and former borrowers relating the origination, purchase, sales and servicing of residential mortgage loans. In the normal course, the Company receives repurchase and indemnification demands from counterparties involved with the purchase of residential mortgages for alleged breaches of representations and warranties. The Company establishes a secondary marketing reserve in connection with the estimated potential liability for such demands. During 2010, the Company has also received repurchase demands that were outside of the normal course from bond insurers with respect to nonperforming HELOCs and second mortgages that were sold by the Bank in connection with the non-agency securitization transactions that it sponsored in 2005, 2006 and 2007. The Bank has provided detailed rebuttals to these demands which are currently being reviewed by the respective bond insurers, and to date, no litigation has been filed. Based upon the Company’s current knowledge of these demands, should litigation arise, the Company intends to vigorously defend itself against these demands or any related claims of the bond insurers.

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of December 31, 2010, such reserve was $0.2 million. There may be further losses that could arise but the occurrence of which is not probable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $30.0 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s consolidated financial condition, results of operations, or liquidity, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Commitments to extend credit:
Mortgage loans	$1,722,000	$1,419,000
HELOC trust commitments	76,000	85,000
Standby and commercial letters of credit	41,000	48,000

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, “Derivatives and Hedging”. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the Statements of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Financial Condition as either an other asset or other liability. The commitments related to mortgage loans are included in mortgage loans in the above table.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 29 — Derivative Financial Instruments.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $3.8 million at December 31, 2010 and $4.5 million at December 31, 2009.

Note 25 —	Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the U.S. bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

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

On January 27, 2010, the Company and the Bank separately entered into supervisory agreements with the OTS. See Note 2 — Recent Developments — Supervisory Agreements. The Company and the Bank believe they have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the supervisory agreements, and do not believe that the supervisory agreements will preclude them from executing on their business plan, including achieving goals of asset growth, additional full service bank branches and the origination of commercial loans to small businesses.

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

					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010
Tangible capital (to tangible assets)	$1,306,104	9.61%	$203,850	1.5%	$—	—
Core capital (to adjusted tangible assets)	1,306,104	9.61%	543,600	4.0%	679,500	5.0%
Tier I capital (to risk weighted assets)	1,306,104	17.28%	—	—	453,546	6.0%
Total capital (to risk weighted assets)	1,401,918	18.55%	604,728	8.0%	755,909	10.0%
As of December 31, 2009
Tangible capital (to tangible assets)	$866,384	6.19%	$210,058	1.5%	$—	—
Core capital (to adjusted tangible assets)	866,384	6.19%	560,154	4.0%	700,192	5.0%
Tier I capital (to risk weighted assets)	864,327	10.39%	—	—	499,246	6.0%
Total capital (to risk weighted assets)	971,626	11.68%	665,662	8.0%	832,077	10.0%

Note 26 —	Stockholder’s Equity

On November 2, 2010, the Company completed a registered offering of 14,192,250 shares of the Series D Preferred Stock, which included 692,250 shares issued pursuant to the underwriter’s over-allotment option, and a registered offering of 115,655,000 shares of Common Stock, which included 5,655,000 shares issued pursuant to the underwriter’s over-allotment option. The public offering price of the Series D Preferred Stock and Common Stock was $20.00 and $1.00 per share, respectively. Upon stockholder approval on December 21, 2010 of an amendment to increase the number of authorized shares of Common Stock from 300,000,000 shares to 700,000,000 shares, each share of Series D Preferred Stock automatically converted into 20 shares of Common Stock, based on a conversion price of $1.00 per share of Common Stock. MP Thrift participated in the registered offerings and purchased 8,884,637 shares of Series D Preferred Stock and 72,307,263 shares of Common Stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to the Company of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).

On May 27, 2010, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect a reverse stock split of Common Stock with exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s Board of Directors. The Company’s Board of Directors approved a 1-for-10 reverse stock split which became effective on May 27, 2010. In lieu of fractional shares, stockholders received cash payments based on the Common Stock’s closing price on May 26, 2010 of $5.00 per share, which reflects the reverse stock split. The par value of the Common Stock remained at $0.01 per share. All Common Stock and related per share amounts in these Consolidated Financial Statements and notes to the Consolidated Financial Statements are reflected on an after-reverse-split basis for all periods presented.

On April 1, 2010, MP Thrift converted $50.0 million of Trust Preferred Securities into 6,250,000 shares of the Common Stock at the rate of $8.00 per share. The number of shares of Common Stock issued for each Trust Preferred Security was equal to $1,000 divided by the adjusted stock price. The adjusted stock price was equal to 90% of the volume-weighted average closing price of Common Stock from February 1, 2009 to April 1, 2010, subject to a floor of $8.00 per share, a ceiling of $20.00 per share and certain adjustments as provided for in the trust agreement.

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

On January 27, 2010, MP Thrift exercised its rights to purchase 42,253,521 shares of Common Stock for approximately $300.0 million in a rights offering to purchase up to 70,423,418 shares of Common Stock which expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of Common Stock owned on the record date and entitled the holder to purchase one share of Common Stock at the subscription price of $7.10. During the rights offering, the Company stockholders (other than MP Thrift) exercised their rights to purchase 80,695 shares of Common Stock. In the aggregate, the Company issued 42,334,216 shares of Common Stock in the rights offering for approximately $300.6 million.

On January 30, 2009, MP Thrift purchased 250,000 shares of the Initial Series B Preferred Stock for $250.0 million. Such Initial Series B Preferred Stock was to automatically convert at $0.80 per share into 31.3 million shares of Common Stock upon stockholder approval authorizing additional shares of Common Stock. Also on January 30, 2009, the Company entered into a closing agreement with MP Thrift pursuant to which the Company agreed to sell to MP Thrift an additional $50.0 million of the Additional Series B Preferred Stock. On February 17, 2009, MP Thrift acquired the first $25 million of the Additional Series B Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Series B Preferred Stock with a conversion price of $8.00 per share. On February 27, 2009, MP Thrift acquired the second $25 million of the Additional Series B Preferred Stock, pursuant to which the Company issued 25,000 shares of the Additional Series B Preferred Stock with a conversion price of $8.00 per share. Upon receipt of stockholder approval on May 26, 2009, the 250,000 shares of the Initial Series B Preferred Stock and the 50,000 shares of Additional Series B Preferred Stock were automatically converted into an aggregate of 37.5 million shares of Common Stock. The Company received proceeds from these offerings of $300.0 million less costs attributable to the offerings of $28.4 million. Upon conversion of the Series B Preferred Stock, the net proceeds of the offering were reclassified to Common Stock and additional paid in capital attributable to common stockholders.

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2010 is summarized as follows:

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital

(Dollars in thousands)

Series C Preferred Stock, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$249,193

On January 30, 2009, the Company sold to the U.S. Treasury, 266,657 shares of the Series C Preferred Stock for $266.7 million and the Treasury Warrant. The Series C Preferred Stock and Treasury Warrant qualify as Tier 1 capital. The Series C Preferred Stock pays cumulative dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Treasury Warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued shares of Common Stock at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such Treasury Warrant as a liability and record the Treasury Warrant at its fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of shares of Common Stock on May 26, 2009, the Company reclassified the Treasury Warrant to stockholder’s equity. The Series C Preferred Stock and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

additional paid in capital attributable to Series C Preferred Stock was recorded in stockholders’ equity as the difference between the cash received from the U.S. Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on the Series C Preferred Stock is represented by the initial fair value of the Treasury Warrant. This discount will be accreted to additional paid in capital attributable to Series C Preferred Stock over five years using the interest method.

Note 27 —	Concentrations of Credit

Properties collateralizing mortgage loans held-for-investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2010	2009

California	30.6%	28.6%
Florida	9.6	14.3
Michigan	9.4	10.9
Washington	5.2	5.0
Texas	4.2	2.9
Arizona	3.5	4.1
Colorado	3.1	2.9
All other states(1)	34.4	31.3

	100.0%	100.0%

(1)	No other state contains more than 3.0% of the total.

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2010, 53.1%, is collateralized by properties located in Michigan. At December 31, 2009, the Company’s commercial real estate portfolio in Michigan was 52.9% of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a) Hybrid or ARM loans that are subject to future payment increases;

(b) Option power ARM loans that permit negative amortization; and

(c) Loans under (a) or (b) above with loan-to-value ratios above 80%.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table details the unpaid principal balance of these loans at December 31, 2010:

Held for Investment
Portfolio Loans
(Dollars in thousands)

Amortizing hybrid ARMs
3/1 ARM	$178,958
5/1 ARM	501,903
7/1 ARM	57,060
Interest only hybrid ARMs
3/1 ARM	253,483
5/1 ARM	1,211,098
7/1 ARM	89,471
Option power ARMs	101,297
All other ARMs	126,478

$2,519,748

Of the loans listed above, the following have original loan-to-value ratios exceeding 80%.

Principal Outstanding
At December 31, 2010
(Dollars in thousands)

Loans with original loan-to-value ratios above 80%
> 80%< = 90%	$155,624
> 90%< = 100%	151,857
>100%	6,738

$314,219

Note 28 —	Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions are made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not, in management’s opinion, involve more than normal risk of collectability or present other unfavorable features. At December 31, 2010, the balance of the loans attributable to directors and principal officers totaled approximately $903,200, with the unused lines of credit totaling approximately $19,000. At December 31, 2009, the balance of the loans attributable to directors and principal officers totaled $930,000, with the unused lines of credit totaling $19,500. As of December 31, 2010, no directors or executive officers were affiliated with any correspondents or brokers. During 2009, the Company purchased $52.4 million in mortgage loans from correspondents and brokers affiliated with directors and executive officers, during the ordinary course of business.

Note 29 —	Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. The

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

following derivative financial instruments were identified and recorded at fair value as of December 31, 2010 and 2009:

— Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;
— Rate lock commitments;
— Interest rate swap agreements; and
— U.S. Treasury futures and options

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized pre-tax gains of $12.4 million, $20.5 million, and $4.7 million for the years ended December 31, 2010, 2009, and 2008 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized $32.5 million in gains and $(70.7) million in losses and $100.7 million in gains for the years ended December 31, 2010, 2009 and 2008, respectively, on MSR fair value hedging activities.

The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under U.S. GAAP, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. For the years ended December 31, 2010, 2009 and 2008, the Company derecognized cash flow hedges.

The Company had the following derivative financial instruments:

	December 31, 2010
	Notional	Fair	Expiration
	Amount	Value	Dates

Assets(1)
Mortgage banking derivatives:
Rate lock commitments	$1,721,739	$14,396	2011
Forward agency and loan sales	3,942,673	35,820	2011

Total derivative assets	$5,664,412	$50,216

Liabilities(2)
Mortgage servicing rights
U.S. Treasury and agency futures	$2,770,000	$9,088	2011

Total derivative liabilities	$2,770,000	$9,088

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	December 31, 2009
	Notional	Fair	Expiration
	Amount	Value	Dates

Assets(1)
Mortgage banking derivatives:
Rate lock commitments	$1,418,730	$10,061	2010
Forward agency and loan sales	3,007,252	27,764	2010

Total derivative assets	$4,425,982	$37,825

Liabilities(2)
Mortgage servicing rights
U.S. Treasury and agency futures	$4,900,000	$(49,228)	2010
Borrowing and advance hedges:
Interest rate swaps (LIBOR)	25,000	(747)	2010

Total derivative liabilities	$4,925,000	$(49,975)

(1)	Asset derivatives are included in “other assets” on the “Consolidated Statements of Financial Condition.”

(2)	Liability derivatives are included in “other liabilities” on the “Consolidated Statement of Financial Condition.”

Counterparty Credit Risk. The Bank is exposed to credit loss in the event of non-performance by the counterparties to its various derivative financial instruments. The Company manages this risk by selecting only well-established, financially strong counterparties, spreading the credit risk among such counterparties, and by placing contractual limits on the amount of unsecured credit risk from any single counterparty.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Following is a presentation of financial information by business segment for the period indicated:

	As of or for the Year Ended December 31, 2010
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(Dollars in thousands)

Net interest income	$124,521	$51,098	$—	$175,619
Net gain on sale revenue	6,689	366,517	—	373,206
Other income	32,085	48,389	—	80,474

Total net interest income and non-interest income	163,295	466,004	—	629,299
(Loss) earnings before income taxes	(604,833)	232,124	—	(372,709)
Depreciation and amortization	11,663	6,635	—	18,298
Capital expenditures	32,027	(21,355)	—	10,672
Identifiable assets	11,669,664	4,998,840	(3,025,000)	13,643,504
Inter-segment income (expense)	79,650	(79,650)	—	—

	As of or for the Year Ended December 31, 2009
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(Dollars in thousands)

Net interest income	$127,117	$84,423	$—	$211,540
Net gain on sale revenue	8,556	503,226	—	511,781
Other (loss) income	37,416	(25,912)	—	11,505

Total net interest income and non-interest income	173,089	561,737	—	734,826
Loss before income taxes	(644,861)	203,191	—	(441,670)
Depreciation and amortization	8,528	13,202	—	21,730
Capital expenditures	12,346	9,234	—	11,580
Identifiable assets	12,791,708	4,071,623	(2,850,000)	14,013,331
Inter-segment income (expense)	110,588	(110,588)	—	—

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	As of or for the Year Ended December 31, 2008
		Home
	Banking	Lending
	Operation	Operation	Eliminations	Combined

	(Dollars in thousands)

Net interest income	$160,589	$61,936	$—	$222,525
Net gain on sale revenue	(57,352)	137,674	—	80,322
Other income	43,383	6,418	—	49,801

Total net interest income and non-interest income	146,620	206,028	—	352,648
Loss before income taxes	(353,740)	(69,627)	—	(423,367)
Depreciation and amortization	9,365	15,422	—	24,787
Capital expenditures	10,814	18,421	—	29,235
Identifiable assets	13,282,214	3,101,443	(2,180,000)	14,203,657
Inter-segment income (expense)	76,088	(76,088)	—	—

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 31 —	Loss Per Share

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised and converted into Common Stock or resulted in the issuance of Common Stock that could then share in the loss of the Company.

On May 27, 2010, the Company’s stockholders approved an amendment to the Articles to effect a reverse stock split of the Common Stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s Board of Directors. The Board of Directors approved a one-for-ten reverse stock split which became effective on May 27, 2010. In lieu of fractional shares, stockholders received cash payments based on the Common Stock’s closing price on May 26, 2010 of $5.00 per share, which reflects the reverse stock split. The par value of the Common Stock remained at $0.01 per share. All Common Stock and related per share amounts in these Consolidated Financial Statements and notes to the Consolidated Financial Statements are reflected on an after-reverse-split basis for all periods presented.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following are reconciliations of the numerator and denominator of the basic and diluted loss per share (“EPS”) calculation.

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
		Weighted			Weighted			Weighted
		Average	Per Share		Average	Per Share		Average	Per Share
	Loss	Shares	Amount	Loss	Shares	Amount	Loss	Shares	Amount

				(In thousands, except per share data)

Net loss	$(374,813)	—	$—	$(496,678)	—	$—	$(275,405)	—	$—
Less: preferred stock dividend/accretion	(18,748)	—	—	(17,124)	—	—	—	—	—

Basic loss per share
Net loss applicable to Common Stock	(393,561)	161,565	(2.44)	(513,802)	31,766	(16.17)	(275,407)	7,215	(38.17)
Effect of dilutive securities
Warrants	—	—	—	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—	—	—	—
Diluted loss per share

Net loss applicable to Common Stock	$(393,561)	161,565	$(2.44)	$(513,802)	31,766	$(16.17)	$(275,407)	7,215	$(38.17)

Due to the loss attributable to common stockholders for the years ended December 31, 2010, 2009 and 2008, the diluted loss per share calculation excludes all Common Stock equivalents, including 8,670,125 shares, 7,155,385 shares and zero shares, respectively, pertaining to warrants and 1,079,341 shares, 12,466 shares and 38,824 shares respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

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

Under the 2006 Plan, the exercise price of any award granted must be at least equal to the fair market value of Common Stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. Stock appreciation rights expire seven years from the date of grant unless otherwise provided by the compensation committee of the board of directors.

During 2010, 2009 and 2008, compensation expense recognized related to the 2006 Plan totaled $8.3 million, $0.6 million and $1.4 million, respectively. The Board of Directors approved a one-for-ten reverse stock split, which became effective May 27, 2010. All Common Stock and related per share amounts discussed below are reflected on an after-reverse-split basis for all periods presented.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31:

	Number of Shares
	2010	2009	2008

Options outstanding, beginning of year	96,454	237,496	269,800
Options granted	1,326,050	—	—
Options exercised	—	—	(1,888)
Options canceled, forfeited and expired	(153,160)	(141,042)	(30,416)

Options outstanding, end of year	1,269,344	96,454	237,496

Options exercisable, end of year	76,526	96,454	237,459

The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009, equaled zero and $0.1 million for the year ended December 31, 2008. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2010.

	Weighted Average Exercise Price
	2010	2009	2008

Options outstanding, beginning of year	$141.30	$143.10	$140.40
Options granted	8.00	—	—
Options exercised	—	—	40.70
Options canceled, forfeited and expired	16.43	144.40	125.80

Options outstanding, end of year	$17.11	$141.30	$143.10

Options exercisable, end of year	$159.15	$141.30	$143.10

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number of Options	Weighted Average	Weighted
	Outstanding at	Remaining	Average	Number Exercisable	Weighted Average
	December 31,	Contractual Life	Exercise	at December 31,	Exercise
Range of Grant Price	2010	(Years)	Price	2010	Price

$ 8.00	1,192,818	9.06	$8.00	—	$8.00
50.10 - 118.00	33,010	1.34	110.35	33,010	110.35
122.80 - 193.51	14,369	2.41	128.65	14,369	128.65
200.55 - 226.75	17,112	3.55	217.00	17,112	217.00
247.15	12,035	2.50	247.15	12,035	247.15

	1,269,344			76,526

At December 31, 2010, options available for future grants were 1,696,794. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2011.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Cash-settled Stock Appreciation Rights

The Company did not issue any cash-settled stock appreciation rights (“SAR”) during the year ended December 31, 2010.

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the SAR it issued during the year ended December 31, 2010: dividend yield of 0.0%; expected volatility of 102.3% to 128.6%; a risk-free rate of 0.5% to 1.2%; and an expected life of 1.7 to 3.3 years.

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan:

			Weighted
		Weighted	Average
		Average	Grant Date
	Shares	Exercise Price	Fair Value

Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2009	38,468	$98.49	$0.20
Granted	—	—	—
Vested	(16,667)	110.13	0.16
Forfeited	(1,426)	90.23	0.22

Non-vested balance at December 31, 2010	20,375

The Company recognized income of $35,000, $135,000 or $88,000 net of tax and $33,000 or $21,000 net of tax with respect to SARs during 2010, 2009 and 2008, respectively. At December 31, 2010, the non-vested SARs have a total compensation cost of approximately $4,500 expected to be recognized over the weighted average remaining vesting period of approximately one year.

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2010, the maximum number of shares of Common Stock that may be issued under the 2006 Plan as the result of any grants is 2,554,008 shares. The Company incurred expenses of approximately $1.7 million, $0.4 million, and $1.4 million with respect to restricted stock units during 2010, 2009 and 2008, respectively. As of December 31, 2010, restricted stock units had a market value of $3.2 million.

		Weighted —
		Average Grant-Date
	Shares	Fair Value per Share

Restricted Stock:
Non-vested at December 31, 2009	5,236	$68.60
Granted	2,031,413	6.30
Vested	(5,172)	68.60
Canceled and forfeited	(92,054)	6.34

Non-vested at December 31, 2010	1,939,423	6.30

On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan calls for the executive to purchase 198,750 shares of Common Stock at a purchase price of $10.50 per share (the closing price of the Common Stock on September 28, 2009). In the plan, the key

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

executive will purchase 37,500 shares of Common Stock after the effectiveness of the employment agreement dated September 29, 2009, will purchase 15,000 shares on December 31, 2009 and will purchase 24,375 shares on each of June 30 and December 31 in 2010, 2011 and 2012. As of December 31, 2010, 76,875 shares have been purchased through this plan.

Incentive Compensation Plan

The Incentive Compensation Plan (“Incentive Plan”) is administered by the compensation committee of the Board of Directors. Each year the committee decides which employees of the Company will be eligible to participate in the Incentive Plan and the size of the bonus pool. During 2010, 2009 and 2008, all members of the executive management team were included in the Incentive Plan. The Company did not incur any expenses for the years ended December 31, 2010 and 2009, but did incur an expense of $4.8 million for the years ended December 31, 2008.

Note 33 —	Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2010, 2009, and 2008 certain per share results have been adjusted to conform to the 2010 presentation:

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except loss per share data)

Interest income	$126,206	$130,022	$123,217	$118,292
Interest expense	88,523	87,617	82,103	63,875

Net interest income	37,683	42,405	41,114	54,417
Provision for loan losses	63,559	86,019	51,399	225,376

Net interest income after provision for loan losses	(25,876)	(43,614)	(10,285)	(170,959)
Loan administration	26,150	(54,665)	12,924	28,270
Net gain (loss) on loan sales	52,566	64,257	103,211	76,931
Net gain (loss) on MSR sales	(2,213)	(1,266)	(1,195)	(2,303)
Other non-interest income (loss)	(4,505)	92,005	29,948	33,565
Non-interest expense	123,342	149,033	152,499	150,781

(Loss) earnings before federal income tax provision	(77,220)	(92,316)	(17,896)	(185,277)
(Benefit) provision for federal income taxes	—	—	—	2,104

Net (loss) earnings	$(77,220)	$(92,316)	$(17,896)	$(187,381)

Preferred stock dividends / accretion	$(4,680)	$(4,690)	$(4,690)	$(4,688)

Net loss appliciable to common stock	$(81,900)	$(97,006)	$(22,586)	$(192,069)

Basic (loss) earnings per share(1)	$(1.05)	$(0.63)	$(0.15)	$(0.74)

Diluted (loss) earnings per share(1)	$(1.05)	$(0.63)	$(0.15)	$(0.74)

(1)	December 31, 2009 was restated for a one-for-ten reverse stock split announced May 27, 2010 and completed May 28, 2010

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except (loss) earnings per share data)

Interest income	$184,978	$187,848	$167,107	$149,405
Interest expense	128,248	127,831	119,513	102,206

Net interest income	56,730	60,017	47,594	47,199
Provision for loan losses	158,214	125,662	125,544	94,950

Net interest expense after provision for loan losses	(101,484)	(65,645)	(77,950)	(47,751)
Loan administration	(31,801)	41,853	(30,293)	27,408
Net gain on loan sales	195,694	104,664	104,416	96,476
Net (loss) gain on MSR sales	(82)	(2,544)	(1,319)	59
Other non-interest income (loss)	27,148	(9,436)	(6,572)	7,617
Non-interest expense	182,669	171,818	166,906	150,733

Loss before federal income tax provision	(93,194)	(102,926)	(178,624)	(66,926)
(Benefit) provision for federal income taxes	(28,696)	(31,261)	114,965	—

Net loss	$(64,498)	$(71,665)	$(293,589)	$(66,926)
Preferred stock dividends / accretion	$(2,919)	$(4,921)	$(4,623)	$(4,661)

Net loss available to common stockholders	$(67,417)	$(76,586)	$(298,212)	$(71,587)

Basic loss per share(1)	$(7.64)	$(3.20)	$(6.36)	$(1.53)

Diluted loss per share(1)	$(7.64)	$(3.20)	$(6.36)	$(1.53)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except (loss) earnings per share data)

Interest income	$210,853	$200,564	$188,537	$178,043
Interest expense	156,055	139,165	128,696	131,556

Net interest income	54,798	61,399	59,841	46,487
Provision for loan losses	34,262	43,833	89,612	176,256

Net interest income (expense) after provision for loan losses	20,536	17,566	(29,771)	(129,769)
Loan administration	(17,046)	37,370	25,655	(46,230)
Net gain on loan sales	63,425	43,826	22,152	16,657
Net gain (loss) on MSR sales	287	(834)	896	1,448
Other non-interest income (loss)	6,008	19,915	4,685	(48,091)
Non-interest expense	89,168	93,736	119,164	129,984

(Loss) earnings before federal income tax provision	(15,958)	24,107	(95,547)	(335,969)
(Benefit) provision for federal income taxes	(5,359)	8,361	(33,456)	(117,506)

Net (loss) earnings	$(10,599)	$15,746	$(62,091)	$(218,463)

Basic (loss) earnings per share(1)	$(1.76)	$2.39	$(7.91)	$(26.12)

Diluted (loss) earnings per share(1)	$(1.76)	$2.19	$(7.91)	$(26.12)

(1)	December 31, 2009 was restated for a one-for-ten reverse stock split announced May 27, 2010 and completed May 28, 2010

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 34 —	Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Financial Condition
(Dollars in thousands)

	December 31,
	2010	2009

Assets
Cash and cash equivalents	$161,849	$38,436
Investment in subsidiaries	1,357,526	872,233
Other assets	72	51

Total assets	$1,519,447	$910,720

Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$298,982

Total interest paying liabilities	247,435	298,982
Other liabilities	12,349	15,014

Total liabilities	259,784	313,996

Stockholders’ Equity
Preferred Stock	3	3
Common stock(1)	5,533	469
Additional paid in capital — Preferred	249,193	243,778
Additional paid in capital — Common(1)	1,461,373	447,449
Accumulated other comprehensive loss	(16,165)	(48,263)
Retained earnings (accumulated deficit)	(440,274)	(46,712)

Total stockholders’ equity	1,259,663	596,724

Total liabilities and stockholders’ equity	$1,519,447	$910,720

(1)	December 31, 2009 was restated for a one-for-ten reverse stock split announced May 27, 2010 and completed on May 28, 2010.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Operations
(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Income
Dividends from subsidiaries	$—	$—	$4,400
Interest	266	373	454

Total	266	373	4,854
Expenses
Interest	8,883	12,766	16,390
Other taxes	—	(1,155)	(161)
General and administrative	10,982	27,007	1,954

Total	19,865	38,618	18,183

Loss before undistributed loss of subsidiaries	(19,599)	(38,245)	(13,329)
Equity in undistributed loss of subsidiaries	(355,215)	(453,102)	(268,283)

Loss before federal income taxes	(374,814)	(491,347)	(281,612)
Provision (benefit) for federal income taxes	—	5,331	(6,205)

Net loss	(374,814)	(496,678)	(275,407)
Preferred stock dividends/accretion	(18,748)	(17,124)	—

Net loss applicable to common stock	$(393,562)	$(513,802)	$(275,407)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.
Condensed Unconsolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Net loss	$(374,814)	$(496,678)	$(275,407)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in undistributed losses of subsidiaries	355,215	453,102	268,283
Stock-based compensation	6,374	622	1,226
Change in other assets	(20)	75	1,578
Provision for deferred tax benefit	(8,532)	4,413	218
Change in other liabilities	5,866	25,052	(639)

Net cash used in operating activities	(15,911)	(13,414)	(4,741)
Investing Activities
Net change in other investments	—	(4,547)	505
Net change in investment in subsidiaries	(809,958)	(556,786)	(74,338)

Net cash used in investment activities	(809,958)	(561,333)	(73,833)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	51,547	—
Issuance of common stock	687,643	7,272	8,566
Proceeds from exercise of stock options and grants issued	(12)	(46)	77
Tax benefit from stock options exercised	—	(467)	(205)
Issuance of treasury stock	—	—	41,092
Issuance of preferred stock	274,984	277,708	45,797
Issuance of preferred stock — U.S. Treasury	—	266,657	—
Dividends paid on preferred stock	(13,333)	(10,555)	—

Net cash provided financing activities	949,282	592,116	95,327

Net increase in cash and cash equivalents	123,413	17,369	16,753
Cash and cash equivalents, beginning of year	38,436	21,067	4,314

Cash and cash equivalents, end of year	$161,849	$38,436	$21,067

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2010, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2010, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2010 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s Consolidated Financial Statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to the Proxy Statement for our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers and directors, including the principal executive officer, principal financial officer, and principal accounting officer. Our Code of Business Conduct and Ethics can be found on our website, which is located at www.flagstar.com, or is available upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Paul Borja, CFO, 5151 Corporate Drive, Troy, MI 48098. We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website.

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

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity and Related Stockholder Matters” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 21, 2010, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Certificate of Designations for the Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed with the Commission on October 28, 2010).
3	.6*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).
4	.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.3*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

Exhibit No.		Description

10	.4*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.5*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).
10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
10	.11*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008 (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).
10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.20*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

Exhibit No.		Description

10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).
10	.25*	Amendment to Employment Agreement, effective as of June 8, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 9, 2009, and incorporated herein by reference).
10	.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.27*	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).
10	.28*	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).
10	.29*	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.30*	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.31*	Second Amendment to Employment Agreement, dated as of December 7, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.32*	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.33*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OTS (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
10	.34*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OTS (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 31 of the Notes to Consolidated Financial Statements of this report.

Exhibit No.	Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21	List of Subsidiaries of the Company.
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2	Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

Flagstar Bancorp, Inc. will furnish to any stockholder a copy of any of the exhibits listed above upon written request and upon payment of a specified reasonable fee, which fee shall be equal to the Company’s reasonable expenses in furnishing the exhibit to the stockholder. Requests for exhibits and information regarding the applicable fee should be directed to “Paul Borja, CFO” at the address of the principal executive offices set forth on the cover of this Annual Report on Form 10-K.

(b) — Exhibits. See Item 15(a)(3) above.

(c) — Financial Statement Schedules. See Item 15(a)(2) above.

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2011.

FLAGSTAR BANCORP, INC.

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2011.

	SIGNATURE	TITLE

By:	/s/ JOSEPH P. CAMPANELLI Joseph P. Campanelli	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ DAVID J. MATLIN David J. Matlin	Director
By:	/s/ MARK PATTERSON Mark Patterson	Director
By:	/s/ GREGORY ENG Gregory Eng	Director
By:	/s/ JAMES D. COLEMAN James D. Coleman	Director
By:	/s/ DAVID L. TREADWELL David L. Treadwell	Director
By:	/s/ WALTER N. CARTER Walter N. Carter	Director
By:	/s/ JAY J. HANSEN Jay J. Hansen	Director
By:	/s/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.		Description

3	.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 21, 2010, and incorporated herein by reference).
3	.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).
3	.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
3	.5*	Certificate of Designations for the Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed with the Commission on October 28, 2010).
3	.6*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
4	.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
4	.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Thomas J. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mark T. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.3*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.4*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.5*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Robert O. Rondeau, Jr. as amended effective December 31, 2008 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.6*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).
10	.7*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

Exhibit No.		Description

10	.8*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).
10	.9*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).
10	.10*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).
10	.11*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008 (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).
10	.12*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).
10	.13*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.14*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).
10	.15*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).
10	.16*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.17*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.18*	Severance Agreement, dated January 30, 2009, between the Company, the Bank, and Robert Rondeau (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 10-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.19*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.20*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.21*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.22*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).
10	.23*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).
10	.24*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

Exhibit No.		Description

10	.25*	Amendment to Employment Agreement, effective as of June 8, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of June 9, 2009, and incorporated herein by reference).
10	.26*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).
10	.27*	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).
10	.28*	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).
10	.29*	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.30*	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).
10	.31*	Second Amendment to Employment Agreement, dated as of December 7, 2009, between the Company, Flagstar Bank, FSB and Mark T. Hammond (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.32*	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).
10	.33*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OTS (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
10	.34*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OTS (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).
11		Statement regarding computation of per share earnings incorporated by reference to Note 31 of the Notes to Consolidated Financial Statements of this report.
12		Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.
14*		Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).
21		List of Subsidiaries of the Company.
23		Consent of Baker Tilly Virchow Krause, LLP
31.1		Section 302 Certification of Chief Executive Officer
31.2		Section 302 Certification of Chief Financial Officer
32.1		Section 906 Certification of Chief Executive Officer
32.2		Section 906 Certification of Chief Financial Officer
99.1		Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).
99.2		Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement