Form 10-Q
period 2011-03-31
FLAGSTAR BANCORP INC
filed 2011-05-09
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑.
     As of May 6, 2011, 553,883,609 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:
•	Volatile interest rates that impact, amongst other things, (i) the mortgage banking business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, growth opportunities and our ability to pay dividends to stockholders;

•	Our ability to raise additional capital;

•	Competitive factors for loans could negatively impact gain on loan sale margins;

•	Competition from banking and non-banking companies for deposits and loans can affect our growth opportunities, earnings, gain on sale margins, market share and ability to transform business model;

•	Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the mortgage loan secondary market, could adversely affect business;

•	Changes in regulatory capital requirements or an inability to achieve desired capital ratios could adversely affect our growth and earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value or to transform business model;

•	General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

•	Factors concerning the implementation of proposed enhancements and transformation of the business model could result in slower implementation times than we anticipate and negate any competitive advantage that we may enjoy;

•	Actions of mortgage loan purchasers, guarantors and insurers regarding repurchases and indemnity demands and uncertainty related to foreclosure procedures could adversely affect business activities and earnings;

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Bureau of Consumer Financial Protection and result in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations; and

•	Both the volume and the nature of consumer actions and other forms of litigation against financial institutions may increase and to the extent that such actions are brought against us, the cost of defending such suits as well as potential exposure could increase our costs of operations.
     All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.
     Please also refer to Item 1A. Risk Factors to Part II of this report, Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

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

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. (Removed and Reserved)
Item 5. Other Information
Item 6. Exhibits

SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     The consolidated financial statements of the Company are as follows:

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash items	$49,677	$60,039
Interest-earning deposits	1,665,342	893,495

Cash and cash equivalents	1,715,019	953,534
Securities classified as trading	160,650	160,775
Securities classified as available-for-sale	452,368	475,225
Loans available-for-sale ($1,484,824 and $2,343,638 at fair value at March 31, 2011 and December 31, 2010, respectively)	1,609,501	2,585,200
Loans held-for-investment ($22,198 and $19,011 at fair value at March 31, 2011 and December 31, 2010, respectively)	5,764,675	6,305,483
Less: allowance for loan losses	(271,000)	(274,000)

Loans held-for-investment, net	5,493,675	6,031,483

Total interest-earning assets	9,381,536	10,146,178
Accrued interest receivable	24,640	27,424
Repossessed assets, net	146,372	151,085
Federal Home Loan Bank stock	337,190	337,190
Premises and equipment, net	233,621	232,203
Mortgage servicing rights at fair value	635,122	580,299
Government insured repurchased assets	1,781,825	1,731,276
Other assets	426,984	377,810

Total assets	$13,016,967	$13,643,504

Liabilities and Stockholders’ Equity
Deposits	$7,748,910	$7,998,099
Federal Home Loan Bank advances	3,400,000	3,725,083
Long-term debt	248,610	248,610

Total interest-bearing liabilities	11,397,520	11,971,792
Accrued interest payable	10,124	12,965
Secondary market reserve	79,400	79,400
Other liabilities	292,901	319,684

Total liabilities	11,779,945	12,383,841
Commitments and contingencies — Note 21	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3	3
Common stock $0.01 par value, 700,000,000 shares authorized; 553,711,848 and 553,313,113 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,537	5,533
Additional paid in capital — preferred	250,569	249,193
Additional paid in capital — common	1,462,620	1,461,373
Accumulated other comprehensive loss	(9,760)	(16,165)
Retained earnings (accumulated deficit)	(471,947)	(440,274)

Total stockholders’ equity	1,237,022	1,259,663

Total liabilities and stockholders’ equity	$13,016,967	$13,643,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Interest Income
Loans	$89,340	$110,195
Securities classified as available-for-sale or trading	8,097	15,367
Interest-earning deposits and other	968	644

Total interest income	98,405	126,206

Interest Expense
Deposits	27,022	41,887
FHLB advances	29,979	41,788
Security repurchase agreements	—	1,153
Other	1,606	3,695

Total interest expense	58,607	88,523

Net interest income	39,798	37,683
Provision for loan losses	28,309	63,559

Net interest expense after provision for loan losses	11,489	(25,876)
Non-Interest Income
Loan fees and charges	16,138	16,329
Deposit fees and charges	7,500	8,413
Loan administration	39,336	26,150
Loss on trading securities	(74)	(3,312)
Loss on residual and transferors’ interest	(2,381)	(2,682)
Net gain on loan sales	50,184	52,566
Net loss on sales of mortgage servicing rights	(112)	(2,213)
Net gain on securities available-for-sale	—	2,166
Net loss on sale of assets	(1,036)	—
Total other-than-temporary impairment gain (loss)	—	15,688
Gain (loss) recognized in other comprehensive income before taxes	—	18,974

Net impairment losses recognized in earnings	—	(3,286)
Other fees and charges	(13,289)	(22,133)

Total non-interest income	96,266	71,998
Non-Interest Expense
Compensation, commissions and benefits	63,308	61,022
Occupancy and equipment	16,618	16,011
Asset resolution	25,335	16,573
Federal insurance premiums	8,725	10,047
Other taxes	866	855
Warrant (income) expense	(827)	1,227
General and administrative	20,430	17,607

Total non-interest expense	134,455	123,342

Loss before federal income taxes	(26,700)	(77,220)
Provision for federal income taxes	264	—

Net Loss	(26,964)	(77,220)
Preferred stock dividend/accretion	(4,710)	(4,680)

Net loss applicable to common stock	$(31,674)	$(81,900)

Loss per share
Basic (1)	$(0.06)	$(1.05)

Diluted (1)	$(0.06)	$(1.05)

(1)	Restated for a 1-for-10 reverse stock split announced May 27, 2010 and completed on May 28, 2010.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands)

			Additional	Additional	Accumulated	Retained
			Paid in	Paid in	Other	Earnings	Total
	Preferred	Common	Capital	Capital	Comprehensive	(Accumulated	Stockholders’
	Stock	Stock	Preferred	Common	Income (Loss)	Deficit)	Equity

Balance at December 31, 2009	$3	$469	$243,778	$447,449	$(48,263)	$(46,712)	$596,724
(Unaudited)
Net loss	—	—	—	—	—	(77,220)	(77,220)
Reclassification of gain on sale of securities available-for-sale	—	—	—	—	(1,594)	—	(1,594)
Reclassification of loss on securities available-for-sale due to other-than- temporary impairment	—	—	—	—	3,286	—	3,286
Change in net unrealized loss on securities available-for-sale	—	—	—	—	7,019	—	7,019

Total comprehensive loss							(68,509)
Issuance of common stock	—	999	—	576,251	—	—	577,250
Restricted stock issued	—	—	—	(12)	—	—	(12)
Dividends on preferred stock	—	—	—	—	—	(3,334)	(3,334)
Accretion of preferred stock	—	—	1,346	—	—	(1,346)	—
Stock-based compensation	—	2	—	2,759	—	—	2,761
Tax effect from stock-based compensation	—	—	—	(116)	—	—	(116)

Balance at March 31, 2010	$3	$1,470	$245,124	$1,026,331	$(39,552)	$(128,612)	$1,104,764

Balance at December 31, 2010	$3	$5,533	$249,193	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	—	(26,964)	(26,964)
Change in net unrealized loss on securities available-for-sale	—	—	—	—	6,405	—	6,405

Total comprehensive loss							(20,559)
Restricted stock issued	—	2	—	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	—	(3,333)	(3,333)
Accretion of preferred stock	—	—	1,376	—	—	(1,376)	—
Stock-based compensation	—	2	—	1,249	—	—	1,251

Balance at March 31, 2011	$3	$5,537	$250,569	$1,462,620	$(9,760)	$(471,947)	$1,237,022

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Three Months Ended
	March 31,
	2011	2010
Operating Activities	(Unaudited)
Net loss	$(26,964)	$(77,220)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	28,309	63,559
Depreciation and amortization	3,642	4,648
Increase in valuation allowance in mortgage servicing rights	—	176
(Loss) gain on fair value of residential first mortgage servicing rights net of hedging gains (losses)	(4,123)	41,471
Stock-based compensation expense	1,251	2,761
Gain on interest rate swap	—	(221)
Net loss on the sale of assets	1,158	4,480
Net gain on loan sales	(50,184)	(52,566)
Net loss on sales of mortgage servicing rights	112	2,213
Net gain on securities classified as available-for-sale	—	(2,166)
Other than temporary impairment losses on securities classified as available-for-sale	—	3,286
Net loss on trading securities	74	3,312
Net loss on residual and transferor interest	2,381	2,682
Proceeds from sales of loans available-for-sale	5,914,461	5,079,635
Origination and repurchase of mortgage loans available-for-sale, net of principal repayments	(4,949,989)	(4,874,084)
Purchase of trading securities	—	(746,589)
Increase (decrease) in accrued interest receivable	2,784	(7,766)
Proceeds from sales of trading securities	—	178,480
Increase in government insured repurchased assets	(50,549)	(100,620)
Increase in other assets	(49,286)	(6,418)
Decrease in accrued interest payable	(2,841)	(4,360)
Net tax effect of stock grants issued	—	115
Increase (decrease) liability for checks issued	3,830	(3,930)
Increase in federal income taxes payable	—	457
(Decrease) increase in payable for mortgage repurchase option	(19,743)	441,020
Decrease in other liabilities	(8,553)	(2,191)

Net cash provided in operating activities	$795,790	$9,836

Investing Activities
Net change in other investments	—	11,173
Proceeds from the sale of investment securities available-for-sale	—	54,948
Net repayment (purchase) of investment securities available-for-sale	29,299	(176,078)
Net proceeds from sales of portfolio loans	6,736	(109,496)
Origination of portfolio loans, net of principal repayments	476,784	44,167
Proceeds from the disposition of repossessed assets	37,572	48,943
Acquisitions of premises and equipment, net of proceeds	(5,046)	(2,949)
Proceeds from the sale of mortgage servicing rights	—	112,848

Net cash provided by (used in) investing activities	$545,345	$(16,444)

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows, Continued
(In thousands)

	For the Three Months Ended March 31,
	2011	2010
		(Unaudited)
Financing Activities
Net decrease in deposit accounts	$(249,189)	$(632,790)
Net decrease in Federal Home Loan Bank advances	(325,083)	—
Net (disbursement) receipt of payments of loans serviced for others	(9,023)	14,636
Net receipt (disbursement) of escrow payments	6,978	(705)
Net tax benefit for stock grants issued	—	(116)
Dividends paid to preferred stockholders	(3,333)	(3,334)
Issuance of common stock	—	577,250

Net cash used in financing activities	(579,650)	(45,059)

Net increase (decrease) in cash and cash equivalents	761,485	(111,339)

Beginning cash and cash equivalents	953,534	1,082,489

Ending cash and cash equivalents	$1,715,019	$971,150

Loans held-for-investment transferred to repossessed assets	$64,290	$93,155

Total interest payments made on deposits and other borrowings	$61,448	$92,883

Reclassification of mortgage loans originated for portfolio to mortgage loans available-for-sale for sale	$383	$109,496

Reclassification of mortgage loans originated available-for-sale then transferred to portfolio loans	$7,119	$—

Mortgage servicing rights resulting from sale or securitization of loans	$50,700	$48,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar is the largest insured depository institution headquartered in Michigan, and is the largest publicly held savings bank headquartered in the Midwest. At March 31, 2011, Flagstar had $13.0 billion in total assets, $7.7 billion in deposits and $1.2 billion in stockholders’ equity.
     The Company offers a full array of banking and lending products and services to meet the needs of both consumers and businesses. Consumer products include deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto, and boat loans. Business products include deposit and sweep accounts, telephone banking, term loans and lines of credit, government banking products and treasury management services such as remote deposit and merchant services.
     The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in its loan originations to enhance the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.
     The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2 — Basis of Presentation and Accounting Policies
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.
Recently Adopted Accounting Standards
     On January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of the new authoritative accounting guidance did not have an effect on the Company’s Consolidated Financial Statements.
     As of and for the year ended December 31, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosure about Credit Quality of Financing Receivables and Allowance For Credit Losses.” This guidance requires disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis are provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities are exempt from this guidance. For further information concerning credit quality, refer to Note 6 — Loans Held-for-Investment.

     As of and for the year ended December 31, 2010, the Company adopted the provisions of ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and requires disclosure on purchases, sales, issuances and settlement activity on gross (rather than net) basis in the Level 3 reconciliation of fair value measurement for assets and liabilities measured at fair value on a recurring basis. In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. For further information concerning the fair value measurements, refer to Note 3 — Fair Value Accounting.
Pending Accounting Pronouncements
     In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The troubled debt restructuring (TDR) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the guidance also ends the FASB’s deferral of the additional disclosures about TDRs. The provisions of this guidance are effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company is currently evaluating the impact of the guidance on the Company’s Consolidated Financial Statements and the Notes thereto.
     In April 2011, the FASB issued ASU No. 2011-03 “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.
Note 3 — Fair Value Accounting
     The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures.
Valuation Hierarchy
     The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs used for the valuation of an asset or liability as of the measurement date and therefore favors use of Level 1 measurements if appropriate information is available, and otherwise Level 2, and finally Level 3 if Level 2 input is not available. The three levels are defined as follows:
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
Assets
     Securities classified as trading. These securities are comprised of United States Department of the Treasury (“U.S. Treasury”) bonds and non-investment grade residual securities. The U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and property type. At March 31, 2011, the Company had no Level 3 securities classified as trading. See Note 8 — Private-label Securitization Activity, for further information. At March 31, 2011, the Company’s residual interests were deemed to have no value.
     Securities classified as available-for-sale. These securities are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”). Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.
     Loans available-for-sale. At March 31, 2011 and December 31, 2010, the majority of the Company’s loans originated and classified as available-for-sale were reported at fair value and classified as Level 2. These loans had an aggregate fair value that exceeded the recorded amount. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At March 31, 2011 and December 31, 2010, the Company had $124.7 million and $241.6 million, respectively, of loans which were originated prior to the fair value election and accounted for at lower of cost or market. The $111.1 million decrease was primarily due to the reclassification of $19.7 million of Ginnie Mae loans serviced for others and the sale of $80.3 million of non-performing residential first mortgage loans during the three months ended March 31, 2011. Loans as to which the Company has the unilateral right to repurchase from certain securitization transactions, but has not yet repurchased, are classified as available-for-sale and accounted for at historical cost, based on current unpaid principal balance.
     Loans held-for-investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value and liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. If the fair value of collateral is used to establish an allowance, the underlying impaired loan must be assigned a classification in the fair value hierarchy. To the extent the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.
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
     Residential mortgage servicing rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds, discount rates and delinquency rates with related servicing costs. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by the internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 9 — Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.
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
Assets and liabilities measured at fair value on a recurring basis
     The following tables present the financial instruments carried at fair value as of March 31, 2011 and December 31, 2010, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
March 31, 2011	Level 1	Level 2	Level 3	Value

(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$160,650	$—	$—	$160,650
Securities classified as available-for-sale:
Non-agencies	—	—	444,957	444,957
U.S. government sponsored agencies	7,411	—	—	7,411
Loans available-for-sale:
Residential first mortgage loans	—	1,484,824	—	1,484,824
Loans held-for-investment:
Residential first mortgage loans	—	22,198	—	22,198
Residential mortgage servicing rights	—	—	635,122	635,122

Derivative assets: (1)
U.S. Treasury futures	8,208	—	—	8,208
Rate lock commitments	—	—	13,780	13,780
Agency forwards	5,633	—	—	5,633

Total derivative assets	13,841	—	13,780	27,621

Total assets at fair value	$181,902	$1,507,022	$1,093,859	$2,782,783

Derivative liabilities: (2)
Forward agency and loan sales	—	(4,541)	—	(4,541)
Warrant liabilities (2)	—	(8,474)	—	(8,474)

Total liabilities at fair value	$—	$(13,015)	$—	$(13,015)

(1)	Recorded in “other assets” on the Consolidated Statements of Financial Condition.

(2)	Recorded in “other liabilities” on the Consolidated Statements of Financial Condition.

				Total Carrying
December 31, 2010	Level 1	Level 2	Level 3	Value

	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$160,775	$—	$—	$160,775
Securities classified as available-for-sale:
Non-agencies	—	—	467,488	467,488
U.S. government sponsored agencies	7,737	—	—	7,737
Loans available-for-sale:
Residential first mortgage loans	—	2,343,638	—	2,343,638
Loans held-for-investment:
Residential first mortgage loans	—	19,011	—	19,011
Residential mortgage servicing rights	—	—	580,299	580,299
Derivative assets: (1)
Forward agency and loan sales	—	35,820	—	35,820
Rate lock commitments	—	—	14,396	14,396
Agency forwards	4,088	—	—	4,088

Total derivative assets	4,088	35,820	14,396	54,304

Total assets at fair value	172,600	2,398,469	1,062,183	3,633,252

Derivative liabilities: (2)
U.S. Treasury futures	(13,176)	—	—	(13,176)
Warrant liabilities (2)	—	(9,300)	—	(9,300)

Total liabilities at fair value	(13,176)	(9,300)	—	(22,476)

Net assets and liabilities at fair value	$159,424	$2,389,169	$1,062,183	$3,610,776

(1)	Recorded in “other assets” on the Consolidated Statements of Financial Condition.

(2)	Recorded in “other liabilities” on the Consolidated Statements of Financial Condition.
     There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three month periods ended March 31, 2011 and 2010.
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

Fair value measurements using significant unobservable inputs
     The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three months ended March 31, 2011 and 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

		Total
		Realized/
	Balance at	Unrealized			Transfers in
For the Three Months Ended	Beginning	Gains /			and/or Out of	Balance at	Held at End
March 31, 2011	of Period	(Losses)	Purchases	Settlements	Level 3	End of Period	of Period (6)

	(Dollars in thousands)
Securities classified as available-for-sale: (2)(3)(4)
Non-agencies	$467,488	$7,722	$—	$(30,253)	$—	$444,957	$7,722
Residential mortgage servicing rights	580,299	4,123	50,700	—	—	635,122	—
Derivative financial instruments:
Rate lock commitments	14,396	(6,201)	48,844	(43,259)	—	13,780	—

Totals	$1,062,183	$5,644	$99,544	$(73,512)	$—	$1,093,859	$7,722

For the Three Months Ended March 31, 2010
Securities classified as trading:
Non-investment grade residual interests (1)	$2,057	$(1,771)	$—	$—	$—	$286	$—
Securities classified as available-for-sale: (2)(3)(4)
Non-agencies	538,376	7,914	—	(22,389)	—	523,901	11,200
Residential mortgage servicing rights	649,133	(156,600)	48,267	—	—	540,800	—
Derivative financial instruments:
Rate lock commitments (5)	10,061	—	3,024	—	—	13,085	—

Totals	$1,199,627	$(150,457)	$51,291	$(22,389)	$—	$1,078,072	$11,200

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available-for-sale are valued using internal valuation models and pricing information from third parties.

(4)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

(5)	Purchases as disclosed on a net basis and include purchases, issuances and settlements for the three months ended March 31, 2010.

(6)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.
     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:
Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
March 31, 2011
Loans held-for-investment: (1)
Residential first mortgage loans	$31,952	$—	$31,952	$—
Commercial real estate loans	184,463	—	184,463	—
Repossessed assets(2)	146,372	—	146,372	—

Totals	$362,787	$—	$362,787	$—

December 31, 2010
Loans held-for-investment: (1)
Residential first mortgage loans	$32,025	$—	$32,025	$—
Commercial real estate loans	218,091	—	218,091	—
Repossessed assets (2)	151,085	—	151,085	—

Totals	$401,201	$—	$401,201	$—

(1)	The Company recorded $14.6 million and $13.6 million in fair value losses on impaired loans (include in provision for loan losses on the Consolidated Statements of Operations) during the three months ended March 31, 2011 and 2010, respectively.

(2)	The Company recorded $13.2 million and $7.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net losses of $0.1 million and $4.3 million on sales of repossessed assets during the three months ended March 31, 2011 and 2010, respectively.

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
     The following table presents the carrying amount and estimated fair value of certain financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$1,715,019	$1,715,019	$953,534	$953,534
Securities classified as trading	160,650	160,650	160,775	160,775
Securities classified as available-for-sale	452,368	452,368	475,225	475,225
Loans available-for-sale	1,609,501	1,606,810	2,585,200	2,513,239
Loans held-for-investment, net	5,493,675	5,434,136	6,031,483	5,976,623
Repossessed assets	146,372	146,372	151,085	151,085
FHLB stock	337,190	337,190	337,190	337,190
Mortgage servicing rights	635,122	635,122	580,299	580,299
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,304,127)	(2,191,198)	(2,153,438)	(2,075,898)
Certificates of deposit	(3,189,138)	(3,236,524)	(3,230,972)	(3,292,983)
Government accounts	(753,561)	(722,870)	(663,976)	(664,572)
National certificates of deposit	(812,463)	(831,949)	(883,270)	(906,699)
Company controlled deposits	(689,621)	(671,043)	(1,066,443)	(1,048,432)
FHLB advances	(3,400,000)	(3,546,154)	(3,725,083)	(3,901,385)
Long-term debt	(248,610)	(103,982)	(248,610)	(100,534)
Warrant liabilities	(8,474)	(8,474)	(9,300)	(9,300)
Derivative Financial Instruments:
Forward delivery contracts	(4,541)	(4,541)	35,820	35,820
Commitments to extend credit	13,780	13,780	14,396	14,396
U.S. Treasury and agency futures/forwards	13,841	13,841	(9,088)	(9,088)
     The methods and assumptions that were used to estimate the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The following methods and assumptions were used to estimate the fair value of other financial instruments for which it is practicable to estimate that value:
     Cash and cash equivalents. Due to their short-term nature, the carrying amount of cash and cash equivalents approximates fair value.
     Loans held-for-investment. The fair value of loans is estimated by using internally developed discounted cash flow models using market interest rate inputs as well as management’s best estimate of spreads for similar collateral.
     FHLB stock. No secondary market exists for FHLB stock. The stock is bought and sold at par by the FHLB. Management believes that the recorded value is the fair value.
     Deposit accounts. The fair value of demand deposits and savings accounts approximates the carrying amount. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for certificates of deposit with similar remaining maturities.
     FHLB advances. Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the existing debt.
     Long-term debt. The fair value of the long-term debt is estimated based on a discounted cash flow model that incorporates the Company’s current borrowing rates for similar types of borrowing arrangements.

Note 4 — Investment Securities
     As of March 31, 2011 and December 31, 2010, investment securities were comprised of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)
March 31, 2011
Securities classified as trading:
U.S. Treasury bonds	$160,238	$412	$—	$160,650

Securities classified as available-for-sale:
Non-agencies	$481,217	$755	$(37,015)	$444,957
U.S. government sponsored agencies	6,899	512	—	7,411

Total securities classified as available-for-sale	$488,116	$1,267	$(37,015)	$452,368

December 31, 2010
Securities classified as trading:
U.S. Treasury bonds	$160,289	$486	$—	$160,775

Securities classified as available-for-sale:
Non-agencies	$510,167	$1,979	$(44,658)	$467,488
U.S. government sponsored agencies	7,211	526	—	7,737

Total securities classified as available-for-sale	$517,378	$2,505	$(44,658)	$475,225

Trading
     Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds and non-investment grade residual interests from private-label securitizations. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     For U.S. Treasury bonds held, the Company recorded a loss of $0.1 million during the three month period ended March 31, 2011, all of which was an unrealized loss on U.S. Treasury bonds held at March 31, 2011. For the three month period ended March 31, 2010, the Company recorded a loss of $3.3 million, $3.8 million of which was unrealized loss on U.S. Treasury bonds held at March 31, 2010.
     The Company had no non-investment grade residual interests resulting from private label securitizations at March 31, 2011 or December 31, 2010, as compared to $0.3 million at March 31, 2010. The fair value of non-investment grade residual securities classified as trading decreased as a result of the increase in the actual and expected losses in the second mortgages and HELOCs that underlie these assets.
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
Available-for-Sale
     Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period. At March 31, 2011 and December 31, 2010, the Company had $452.4 million and $475.2 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations.

     The following table summarizes by duration the unrealized loss positions, at March 31, 2011, on securities classified as available-for-sale:

	Unrealized Loss Position with			Unrealized Loss Position with
	Duration 12 Months and Over			Duration Under 12 Months
	Fair	Number of	Unrealized	Fair	Number of	Unrealized
Type of Security	Value	Securities	Loss	Value	Securities	Loss

(Dollars in thousands)
Collateralized mortgage obligations	$413,156	11	$(37,015)	$—	—	$—

     The unrealized losses on securities available-for-sale amounted to $37.0 million and related solely to non-agency CMOs that are interests in investment vehicles backed by residential first mortgage loans.
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
     During the three month period ended March 31, 2011, there were no additional OTTI due to credit losses on the CMOs. During the three month period ended March 31, 2010, additional OTTI due to credit losses on six CMOs with existing OTTI credit losses totaled $3.3 million while no additional OTTI due to credit loss was recognized on the CMOs that did not already have such losses. All OTTI due to credit losses were recognized in current operations.
     At March 31, 2011, the Company had total OTTI of $35.9 million on 11 CMOs in the available-for-sale portfolio with no net gain recognized in other comprehensive income. At December 31, 2010, the Company had total OTTI of $43.6 million on 10 CMOs in the available-for-sale portfolio with $48.6 million in total net gain recognized in other comprehensive income. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss:

	For the Three Months Ended
	March 31,
	2011	2010

	(Dollars in thousands)
Balance, beginning of period	$(40,263)	$(35,272)
Additions on securities with no prior OTTI	—	—
Net change on securities with previous OTTI recognized	4,312	(3,286)

Balance, end of period,	$(35,951)	$(38,558)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2011 and 2010, there were no sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank.
     Gain (loss) on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sales securities. During the three months ended March 31, 2011, the Company did not have any sales non-agency securities compared to the same period ended March 31, 2010 in which the Company sold $54.6 million in non-agency securities available-for-sale resulting in a net gain on sale of $2.2 million.

     As of March 31, 2011 and December 31, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10 percent of the Company’s stockholders’ equity.

	March 31, 2011		December 31, 2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Name of Issuer
Countrywide Home Loans	$162,674	$152,856	$173,860	$159,910
Flagstar Home Equity Loan Trust 2006-1	142,139	129,956	149,717	136,707

Total	$304,813	$282,812	$323,577	$296,617

Note 5 — Loans Available-for-Sale
     Total loans available-for-sale were $1.6 billion and $2.6 billion at March 31, 2011 and December 31, 2010, respectively, and were comprised primarily of residential first mortgage loans. During the three months ended March 31, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value.
     At March 31, 2011 and December 31, 2010, $1.5 billion and $2.3 billion of loans available-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
     In addition, for certain loans sold to Ginnie Mae, the Company has the unilateral option to repurchase certain loans securitized in Ginnie Mae pools, if the loans meet certain delinquency criteria. As a result of this unilateral option, once the delinquency criteria have been met, and before the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the assets as loans available-for-sale and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company eliminates the corresponding liability and reclassifies the loans as government insured repurchased assets (See Note 10). At March 31, 2011 and December 31, 2010, the amount of such loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $92.3 million and $112.0 million, respectively, and were classified as loans available-for-sale.
Note 6 — Loans Held-for-Investment
     Loans held-for-investment are summarized as follows:

	March 31, 2011	December 31, 2010

	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,751,772	$3,784,700
Second mortgage	165,161	174,789
Construction	3,246	8,012
Warehouse lending	303,785	720,770
HELOC	255,012	271,326
Other	81,037	86,710

Total consumer loans	$4,560,013	$5,046,307

Commercial loans:
Commercial real estate	1,170,198	1,250,301
Commercial and industrial	9,326	8,875
Commercial lease financing	25,138	—

Total commercial loans	$1,204,662	$1,259,176

Total consumer and commercial loans held-for-investment	$5,764,675	$6,305,483

Less allowance for loan losses	(271,000)	(274,000)

Loans held-for-investment, net	$5,493,675	$6,031,483

     For the three month period ended March 31, 2011 and 2010, the Company transferred $7.1 million and $60.6 million, respectively, in loans available-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the year ended December 31, 2010, the Company transferred $578.2 million of non-performing residential first mortgage loans from loans held-for-investment to loans available-for-sale, as a result of the $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to available-for-sale.
     The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	March 31, 2011	December 31, 2010

	(Dollars in thousands)
Total minimum lease payment to be received	$25,616	$—
Estimated residual values of lease properties	3,415	—
Less: unearned income	(3,893)	—

Net investment in commercial financing leases	$25,138	$—

     The following outlines the Company’s minimum lease receivables for direct financing leases for the five succeeding years and thereafter. The Company had no commercial financing leases at December 31, 2010.

March 31,
2011
(Dollars in thousands)
2011	$3,843
2012	5,123
2013	5,123
2014	5,123
2015	5,123
Thereafter	1,281

Total	$25,616

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

     The allowance for loan losses represents management’s estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. Consistent with such disclosure requirements, set forth below is the activity in the allowance for loan losses for the three-month and year-end periods noted:

			For the Year
	For the Three Months Ended		Ended
	March 31,	March 31,	December 31,
	2011	2010	2010
	(Dollars in thousands)
Beginning balance	$274,000	$524,000	$524,000
Provision for loan losses	28,309	63,559	426,353
Charge-offs
Consumer loans:
Residential first mortgage	(2,482)	(29,684)	(473,484)
Second mortgage	(5,778)	(6,695)	(27,976)
Construction	—	(21)	(581)
Warehouse lending	—	(471)	(2,154)
HELOC	(5,063)	(4,877)	(21,618)
Other	(839)	(634)	(2,620)

Total consumer loans	(14,162)	(42,382)	(528,433)
Commercial loans:
Commercial real estate	(19,289)	(8,334)	(152,369)
Commercial and industrial	(48)	(147)	(1,832)

Total commercial loans	(19,337)	(8,481)	(154,201)
Other	(620)	(697)	(2,840)

Total charge-offs	$(34,119)	$(51,560)	$(685,474)

Recoveries
Consumer loans:
Residential first mortgage	$336	$664	$2,506
Second mortgage	866	265	1,806
Construction	1	1	7
Warehouse lending	5	—	516
HELOC	486	354	1,531
Other	239	301	856

Total consumer loans	1,933	1,585	7,222
Commercial loans:
Commercial real estate	729	373	1,121
Commercial and industrial	—	—	19

Total commercial loans	729	373	1,140
Other	148	43	759

Total recoveries	$2,810	$2,001	$9,121

Charge-offs, net of recoveries	$(31,309)	$(49,559)	$(676,353)

Ending balance	$271,000	$538,000	$274,000

Net charge-off ratio	2.14%	2.65%	9.34%

     The allowance for loan losses by class of loan is summarized in the following table.

								Commercial
	Residential	Second		Warehouse		Commercial	Commercial	Lease
March 31, 2011	First Mortgage	Mortgage	Construction	Lending	Consumer(1)	Real Estate	and Industrial	Financing	Unallocated	Total

	(Dollars in thousands)
Allowance for loan losses
Beginning balance allowance for loan losses	$117,939	$25,186	$1,461	$4,171	$24,819	$93,437	$1,542	$—	$5,445	$274,000
Charge-offs	(2,482)	(5,778)	—	—	(6,522)	(19,289)	(48)	—	—	(34,119)
Recoveries	336	866	1	5	873	729	—	—	—	2,810
Provision	11,405	1,821	(622)	(2,159)	197	17,527	154	251	(265)	28,309

Ending balance allowance for loan losses	$127,198	$22,095	$840	$2,017	$19,367	$92,404	$1,648	$251	$5,180	$271,000

Ending balance: individually evaluated for impairment	$8,828	$572	$288	$—	$—	$49,787	$596	$—	$—	$60,071
Ending balance: collectively evaluated for impairment	40,083	1,328	—	—	—	182	—	—	—	41,593

Total allowance allocated to impaired loans	$48,911	$1,900	$288	$—	$—	$49,969	$596	$—	$—	$101,664

Loans held-for-investment								$25,138
Ending balance	$3,751,772	$165,161	$3,246	$303,785	$336,049	$1,170,198	$9,326		$—	$5,764,675

Ending balance: individually evaluated for impairment	$74,912	$4,098	$1,024	$—	$—	$202,552	$1,616	$—	$—	$284,202
Ending balance: collectively evaluated for impairment	517,188	9,255	—	—	—	841	—	—	—	527,284

Total impaired loans	$592,100	$13,353	$1,024	$—	$—	$203,393	$1,616	$—	$—	$811,486

December 31, 2010
Allowance for loan losses
Ending balance allowance for loan losses	$117,939	$25,187	$1,461	$4,171	$24,819	$93,436	$1,542	$—	$5,445	$274,000

Ending balance: individually evaluated for impairment	$8,677	$580	$458	$—	$7	$53,865	$425	$—	$—	$64,012
Ending balance: collectively evaluated for impairment	40,816	1,288	—	—	—	395	—	—	—	42,499

Total allowance allocated to impaired loans	$49,493	$1,868	$458	$—	$7	$54,260	$425	$—	$—	$106,511

Loans held-for-investment
Ending balance	$3,784,700	$174,789	$8,012	$720,770	$358,036	$1,250,301	$8,875	$—	$—	$6,305,483

Ending balance: individually evaluated for impairment	$75,375	$4,165	$1,364	$—	$52	$232,844	$1,619	$—	$—	$315,419
Ending balance: collectively evaluated for impairment	526,661	9,306	—	—	—	1,691	—	—	—	537,658

Total impaired loans	$602,036	$13,471	$1,364	$—	$52	$234,535	$1,619	$—	$—	$853,077

(1)	Consumer loans include HELOC and other consumer. Loans that are individually evaluated for impairment include only consumer HELOC loans. At March 31, 2011 and December 31, 2010 total consumer allowance for loan losses includes $16.9 million and $21.4 million of HELOC, respectively, and $2.5 million and $3.4 million of other consumer, respectively. At March 31, 2011 and December 31, 2010, total ending balance of loans held-for-investment includes $255.0 million and $271.3 million of HELOC, respectively, and $81.0 million and $86.7 million of other consumer, respectively.

(2)	Consumer loans include: residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing.
     There were loans totaling $7.8 million and $11.5 million greater than 90 days past due that were still accruing interest as of March 31, 2011 and December 31, 2010, respectively. The following table presents an age analysis of past due loans by class of loan.

						Total
	30-59 Days	60-89 Days	Greater than	Total		Investment	90 Days and Still
	Past Due	Past Due	90 days	Past Due	Current	Loans	Accruing

	(Dollars in thousands)
March 31, 2011
Consumer loans:
Residential first mortgage	$83,031	$44,596	$199,033	$326,660	$3,425,112	$3,751,772	$1,162
Second mortgage	2,036	1,722	8,339	12,097	153,064	165,161	—
Construction	—	—	2,467	2,467	779	3,246	508
Warehouse lending	—	—	28	28	303,757	303,785	—
HELOC	2,704	1,123	7,104	10,931	244,081	255,012	176
Other	809	407	278	1,494	79,543	81,037	46

Total consumer loans	88,580	47,848	217,249	353,677	4,206,336	4,560,013	1,892
Commercial loans:
Commercial real estate	5,514	8,189	146,006	159,709	1,010,489	1,170,198	2,673
Commercial lease financing	—	—	—	—	25,138	25,138	—
Commercial and industrial	38	—	4,897	4,935	4,391	9,326	3,283

Total commercial loans	5,552	8,189	150,903	164,644	1,040,018	1,204,662	5,956

Total loans	$94,132	$56,037	$368,152	$518,321	$5,246,354	$5,764,675	$7,848

						Total
	30-59 Days	60-89 Days	Greater than	Total		Investment	90 Days and Still
	Past Due	Past Due	90 days	Past Due	Current	Loans	Accruing

	(Dollars in thousands)
December 31, 2010
Consumer loans:
Residential first mortgage	$96,768	$40,826	$119,903	$257,497	$3,527,203	$3,784,700	$—
Second mortgage	3,587	1,963	7,480	13,030	161,759	174,789	—
Construction	—	—	3,021	3,021	4,991	8,012	—
Warehouse lending	—	—	—	—	720,770	720,770	—
HELOC	3,735	3,783	6,713	14,231	257,095	271,326	—
Other	939	335	822	2,096	84,614	86,710	52

Total consumer loans	105,029	46,907	137,939	289,875	4,756,432	5,046,307	52
Commercial loans:
Commercial real estate	28,245	6,783	175,559	210,587	1,039,714	1,250,301	8,143
Commercial and industrial	175	55	4,918	5,148	3,727	8,875	3,300

Total commercial loans	28,420	6,838	180,477	215,735	1,043,441	1,259,176	11,443

Total loans	$133,449	$53,745	$318,416	$505,610	$5,799,873	$6,305,483	$11,495

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
     Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as with a TDR. Loans on which interest accruals have been discontinued totaled approximately $360.3 million at March 31, 2011 and $306.9 million at December 31, 2010. Interest that would have been accrued on such loans totaled approximately $5.7 million and $8.2 million during the three months ended March 31, 2011 and 2010, respectively.
     The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest. At March 31, 2011, TDRs totaled $739.7 million of which $151.1 million were non-accruing and $2.6 million were classified as available-for-sale, compared to December 31, 2010, TDRs totaled $768.7 million of which $124.5 million were non-accruing and $34.0 million were classified as available-for-sale.
     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are as follows:

	March 31,	December 31,
	2011	2010

	(Dollars in thousands)
Impaired loans with no allowance for loan losses allocated (1)	$79,017	$101,961
Impaired loans with allowance for loan losses allocated	732,469	751,116

Total impaired loans	$811,486	$853,077

Amount of the allowance allocated to impaired loans	$101,664	$106,511
Average investment in impaired loans	$832,282	$990,587
Cash-basis interest income recognized during impairment (2)	$8,051	$31,030

(1)	Includes loans for which the principal balance has been charged down to net realizable value.

(2)	Includes interest income recognized during the three months and twelve months ended March 31, 2011 and December 31, 2010, respectively.

     Those impaired loans not requiring an allowance represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At March 31, 2011, approximately 31.5 percent of the total impaired loans were evaluated based on the fair value of related collateral.
     The following table presents impaired loans with no related allowance and with an allowance recorded.

				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized (1)

	(Dollars in thousands)
March 31, 2011
With no related allowance recorded:
Residential first mortgage	$42,530	$42,530	$—	$42,393	$422
Commercial real estate	36,487	66,177	—	48,064	345
Commercial and industrial	—	—	—	32	—

	$79,017	$108,707	$—	$90,489	$767

With an allowance recorded:
Residential first mortgage	$549,570	$549,570	$48,911	$554,675	$5,304
Second mortgage	13,353	13,353	1,900	13,412	139
Construction	1,024	1,024	288	1,194	—
HELOC	—	—	—	26	—
Commercial real estate	166,906	216,822	49,969	170,900	1,469
Commercial and industrial	1,616	1,616	596	1,586	372

	$732,469	$782,385	$101,664	$741,793	$7,284

Total
Residential first mortgage	$592,100	$592,100	$48,911	$597,068	$5,726
Second mortgage	13,353	13,353	1,900	13,412	139
Construction	1,024	1,024	288	1,194	—
HELOC	—	—	—	26	—
Commercial real estate	203,393	282,999	49,969	218,964	1,814
Commercial and industrial	1,616	1,616	596	1,618	372

Total impaired loans	$811,486	$891,092	$101,664	$832,282	$8,051

December 31, 2010
With no related allowance recorded:
Residential first mortgage	$42,255	$42,255	$—	$54,482	$1,747
Commercial real estate	59,642	107,254	—	70,547	2,124
Commercial and industrial	64	274	—	120	6

	$101,961	$149,783	$—	$125,149	$3,877

With an allowance recorded:
Residential first mortgage	$559,781	$559,781	$49,493	$553,231	$21,108
Second mortgage	13,471	13,471	1,868	13,987	551
Construction	1,364	1,364	458	1,803	3
HELOC	52	52	7	55	3
Commercial real estate	174,893	224,334	54,260	293,162	5,488
Commercial and industrial	1,555	1,555	425	3,200	—

	$751,116	$800,557	$106,511	$865,438	$27,153

Total
Residential first mortgage	$602,036	$602,036	$49,493	$607,713	$22,855
Second mortgage	13,471	13,471	1,868	13,987	551
Construction	1,364	1,364	458	1,803	3
HELOC	52	52	7	55	3
Commercial real estate	234,535	331,588	54,260	363,709	7,612
Commercial and industrial	1,619	1,829	425	3,320	6

Total impaired loans	$853,077	$950,340	$106,511	$990,587	$31,030

(1)	Includes interest income recognized during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

(2)	Consumer loans included: residential first mortgage, second mortgage, construction and HELOC loans. Commercial loans include: commercial real estate and commercial and industrial.

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
     Doubtful. Assets identified as doubtful have all the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions and values, highly questionable and improbable. The possibility of a loss on a doubtful asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.
     For consumer loans, the Company evaluates credit quality based on the aging and status of payment activity. This is reflected in a designation of either performing or non-performing.

		As of March 31, 2011
Commercial Credit	Commercial Real	Commercial and	Commercial Lease	Total
Exposure	Estate	Industrial	Financing	Commercial
Grade:		(Dollars in thousands)
Pass	$558,896	$3,310	$25,138	$587,344
Special mention/watch	416,743	4,400	—	421,143
Substandard	194,449	1,616	—	196,065
Doubtful	110	—	—	110

Total	$1,170,198	$9,326	$25,138	$1,204,662

	As of March 31, 2011
Consumer Credit	Residential First
Exposure	Mortgage	Second Mortgage	Construction	Warehouse	Total
Grade:		(Dollars in thousands)
Pass	$3,613,155	$156,259	$779	$302,024	$4,072,217
Special mention/watch	800	—	—	—	800
Substandard	137,817	8,902	2,467	1,761	150,947

Total	$3,751,772	$165,161	$3,246	$303,785	$4,223,964

	As of March 31, 2011
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Performing	$247,908	$80,759	$328,667
Non-performing	7,104	278	7,382

Total	$255,012	$81,037	$336,049

		As of December 31, 2010
Commercial Credit	Commercial Real	Commercial and
Exposure	Estate	Industrial	Total Commercial
Grade:	(Dollars in thousands)
Pass	$609,239	$2,937	$612,176
Special mention/watch	430,714	4,174	434,888
Substandard	210,245	1,764	212,009
Doubtful	103	—	103

Total	$1,250,301	$8,875	$1,259,176

		As of December 31, 2010
Consumer Credit	Residential First
Exposure	Mortgage	Second Mortgage	Construction	Warehouse	Total
Grade:		(Dollars in thousands)
Pass	$3,713,761	$167,309	$4,991	$718,484	$4,604,545
Special mention/watch	989	—	—	411	1,400
Substandard	69,950	7,480	3,021	1,875	82,326

Total	$3,784,700	$174,789	$8,012	$720,770	$4,688,271

	As of December 31, 2010
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Performing	$264,612	$85,889	$350,501
Non-performing	6,713	821	7,534

Total	$271,325	$86,710	$358,035

Note 7 — Pledged Assets
     The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	March 31, 2011		December 31, 2010
		Investment		Investment
	Carrying Value	Maturities	Carrying Value	Maturities
		(Dollars in thousands)
Cash pledged for letter of credit	$17,360	—	$17,353	—
Securities classified as trading:
U.S. Treasury bonds	114,079	2012	158,754	2012
Securities classified as available-for-sale:
U.S. government sponsored agencies	—	—	279	2015-2032
Non-agencies securities	129,956	2036	136,707	2036
Loans held-for-investment:
Residential first mortgage loans	6,001,217	Various	6,700,681	Various
Second mortgage loans	396	Various	202	Various
Consumer loans	233,441	Various	253,030	Various
Commercial real estate loans	461,582	Various	554,382	Various

Government insured repurchased assets	1,781,825	Various	1,731,276	Various

Totals	$8,739,856		$9,552,664

Note 8 — Private-label Securitization Activity
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
     The Company retained interests in the securitized mortgage loans and trusts, in the form of residual interests, transferor's interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At March 31, 2011, the Company's residual interests were deemed to have no value. Transferor's interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the trusts. Transferor's interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At March 31, 2011, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.
     During 2010 and for the three months ended March 31, 2011, the Company did not engage in any private-label securitization activity.
Summary of Securitization Activity
     Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Servicing fees received	$—	$1,166
     The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the three month period ended March 31, 2011:

	2005-1		2006-2
HELOC Securitizations	At Inception	Current Levels	At Inception	Current Levels
		(Dollars in thousands)
Number of loans	8,155	2,888	4,186	2,302
Aggregate principal balance	$600,000	$133,654	$302,182	$140,670
Average principal balance	$55	$46	$72	$61
Weighted average fully indexed interest rate	8.43%	5.90%	9.43%	6.91%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	51 months	112 months	65 months
Weighted average original credit score	722	719	715	721
Transferor’s Interests
     Under the terms of the HELOC securitizations, the trusts were initially obligated to purchase any subsequent draws on the lines of credit out of funds available through principal payments on such loans. However, as the securitizations are now in “rapid amortization”, the trusts no longer purchase such draws from the Bank. Instead, the Bank funds the draws pursuant to the underlying lines of credit with the borrowers, and receives a pro rata beneficial interest in the underlying loans (transferor's interest). The table below identifies the unpurchased draw contributions from the Bank for each of the HELOC securitization trusts as well as the fair value of the transferor's interests.

	March 31, 2011		December 31, 2010
Summary of Transferor’s
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
		(Dollars in thousands)
Total draw contribution	$35,236	$51,092	$35,088	$50,949
Additional balance increase amount (1)	$27,901	$32,402	$28,219	$33,407
Transferor’s interest ownership percentage	20.25%	22.45%	19.59%	21.75%
Fair value of transferor’s interests	$14,949	$—	$17,439	$—
Transferor’s interest reserve	$1,574	$1,809	$1,876	$1,908

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.
     FSTAR 2005-1. At March 31, 2011, outstanding claims due to the note insurer were $11.6 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $14.9 million. During the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.6 million remained at March 31, 2011. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 46.4 percent.
     FSTAR 2006-2. At March 31, 2011, outstanding claims due to the note insurer were $74.7 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a SFAS 5 (now codified within ASC Topic 450, “Contingencies,”) liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.8 million remained at March 31, 2011. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.
     The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at March 31, 2011.

		Expected Future
		Draws as % of	Expected		Potential
	Unfunded	Unfunded	Future	Expected	Future
	Commitments (1)	Commitments (2)	Draws (3)	Loss (4)	Liability (5)
		(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$5,392	62.90%	$3,391	46.4%	$1,574
FSTAR 2006-2 HELOC Securitization	2,993	60.40%	1,809	100.0%	1,809

Total	$8,385		$5,200		$3,383

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.
Assured Litigation
     In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations described above. The Bank has provided detailed rebuttals to these demands. Notwithstanding the Bank’s rebuttals, in April 2011, Assured filed a lawsuit against the Bank and its affiliates for breach of contract, reimbursement and indemnification. The Bank intends to vigorously defend itself against the suit brought by Assured. In addition, to the extent, if any, the Bank repurchases loans from or provides indemnification to the FSTAR 2005-1 HELOC Securitization trust, the Bank expects that the fair value of its transferor’s interest held with respect to the FSTAR 2005-1 HELOC Securitization will increase by a like amount.
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

	At March 31, 2011
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$38,673	$34,044	$72,717
Less: Frozen or suspended unfunded commitments	33,281	31,051	64,332
Unfunded commitments still active	5,392	2,993	8,385

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the call provision of the FSTAR 2005-1 HELOC securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2014, respectively, and our exposure will be substantially mitigated at such times, based on prepayment speeds and losses in our cash flow forecast.
Credit Risk on Securitization
     With respect to the issuance of private-label securitizations, the Company retains certain limited credit exposure in that it retains non-investment grade residual securities in addition to customary representations and warranties. The Company does not have credit exposure associated with non-performing loans in securitizations beyond its investment in retained interests in non-investment grade residuals and draws (transferor’s interests) on HELOCs that it funds and which are not reimbursed by the respective trust. The value of the Company’s transferor’s interests reflects the Company’s credit loss assumptions as applied to the underlying collateral pool. To the extent that actual credit losses exceed the assumptions, the value of the Company’s non-investment grade residual securities and unreimbursed draws will be diminished.
     During the fourth quarter 2010, all servicing related to loans underlying the private-label securitizations (i.e., HELOC and second mortgage loans) was transferred to a third party servicer.
     The following table summarizes the Company’s consumer servicing portfolio and the balance of retained assets with credit exposure, which includes residential interests that are included as trading securities and unreimbursed HELOC draws that are included in loans held-for-investment.

	March 31, 2011		December 31, 2010
		Balance of Retained		Balance of Retained
	Amount of Loans	Assets With Credit	Amount of Loans	Assets With Credit
	Serviced	Exposure	Serviced	Exposure
(Dollars in thousands)
Private-label securitizations	$—	$14,949	$—	$17,439
     Loans that have been securitized in private-label securitizations that are serviced by Flagstar and are sixty days or more past due, all of which are consumer loans, and the credit losses incurred in the securitization trusts are presented below:

	Total Principal		Principal Amount		Credit Losses
	Amount of		of Loans		(Net of Recoveries) For
	Loans Outstanding		60 Days or More Past Due		the Three Months Ended
	March 31,	December 31,	March 31,	December 31,	March 31,	March 31,
	2011	2010	2011	2010	2011	2010
			(Dollars in thousands)
Securitized mortgage loans	$—	$—	$—	$—	$—	$25,332

Note 9 — Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans. Prior to December 31, 2010, the Company had obligations to service consumer loans (HELOC and second mortgage loans) resulting from private-label securitization transactions. A description of these classes of servicing assets follows.
     Residential mortgage servicing rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. In the past, the Company treated this risk as a general counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. However, in 2008, the Company elected the fair value option for residential first mortgage servicing rights. As such, the Company currently specifically hedges the risk of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.
     Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$580,299	$649,133
Additions from loans sold with servicing retained	50,700	48,267
Reductions from bulk sales	—	(115,128)
Changes in fair value due to:
Payoffs(1)	(14,521)	(15,271)
All other changes in valuation inputs or assumptions (2)	18,644	(26,201)

Fair value of MSRs at end of period	$635,122	$540,800

Unpaid principal balance of residential first mortgage loans serviced for others	$59,577,239	$47,359,431

(1)	Represents decrease in MSR value associated with loans that were paid off during the period.

(2)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
     The fair value of residential MSRs is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows, taking into consideration expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions. The Company periodically obtains third-party valuations of residential MSRs to assess the reasonableness of the fair value calculated by the valuation model.
     The key economic assumptions used in determining the fair value of MSRs capitalized during the three month period ended March 31, 2011 and 2010 periods were as follows:

	For the Three Months Ended March 31,
	2011	2010

Weighted-average life (in years)	6.8	5.9
Weighted-average constant prepayment rate	14.9%	20.0%
Weighted-average discount rate	8.4%	8.4%
     The key economic assumptions reflected in the overall fair value of MSRs were as follows:

	March 31,	December 31,
	2011	2010

Weighted-average life (in years)	6.0	5.8
Weighted-average constant prepayment rate	14.9%	16.9%
Weighted-average discount rate	8.9%	9.1%

     Consumer servicing assets. Consumer servicing assets represented servicing rights related to HELOC and second mortgage loans that were created in the Company’s private-label securitizations. These servicing assets were initially measured at fair value and subsequently accounted for using the amortization method. Under this method, the assets were amortized in proportion to and over the period of estimated servicing income and were evaluated for impairment on a periodic basis. When the carrying value exceeds the fair value, a valuation allowance was established by a charge to loan administration income in the Consolidated Statements of Operations.
     The fair value of consumer servicing assets was estimated by using an internal valuation model. This method was based on calculating the present value of estimated future net servicing cash flows, taking into consideration discount rates, actual and expected loan prepayment rates, servicing costs and other economic factors.
     During the fourth quarter of 2010, the Company transferred its mortgage servicing rights with respect to its private-label securitizations, related to HELOC and second mortgage loans, to a third-party servicer pursuant to the terms of the applicable servicing agreements.
     Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

For the Three Months
Ended March 31, 2010
(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049
Reduction from transfer of servicing (1)	—
Amortization	(418)

Carrying value before valuation allowance at end of period	6,631

Valuation allowance
Balance at beginning of period	(3,808)
Impairment recoveries (charges)	(176)
Reduction from transfer of servicing (1)	—

Balance at end of period	(3,984)

Net carrying value of servicing assets at end of period	$2,647

Unpaid principal balance of consumer loans serviced for others	$905,301

Fair value of servicing assets:
Beginning of period	$3,523

End of period	$2,881

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s private-label securitizations.
     The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

March 31,
2010
Weighted-average life (in years)	2.8
Weighted-average discount rate	11.4%
     Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Residential first mortgage	$43,586	$37,369
Other consumer	34	1,174

Total	$43,260	$38,543

Note 10 — Government Insured Repurchased Assets
     Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain loans securitized in Ginnie Mae pools, if the loans meet certain delinquency criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the assets on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company eliminates the corresponding liability. At March 31, 2011, the amount of such loans actually repurchased totaled $1.8 billion and were classified as government insured repurchased assets, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $92.3 million and were classified as loans available-for-sale. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as government insured repurchased assets, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale.
     Substantially all of these assets continue to be insured or guaranteed by Ginnie Mae and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency; however increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased assets earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury rate at the time the underlying loan becomes delinquent. This interest is recorded as an offset to the related claims settlement expenses. Both the interest earned and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations.
Note 11 — FHLB Advances
     The portfolio of FHLB advances includes floating rate daily adjustable advances and fixed rate term advances. The following is a breakdown of the advances outstanding:

	March 31,		December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Daily adjustable advances	$—	—%	$325,083	0.50%
Long-term fixed rate term advances	3,400,000	3.52	3,400,000	3.52

Total	$3,400,000	3.52%	$3,725,083	3.25%

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Maximum outstanding at any month end	$3,400,755	$3,900,000
Average balance	3,400,252	3,900,000
Average interest rate	3.52%	4.29%

     The Company has the authority and approval from the FHLB to utilize a total of $7.0 billion in collateralized borrowings. At March 31, 2011, the line was collateralized to $4.2 billion. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential first mortgage loans, second mortgages and investment securities.

Note 12 — Security Repurchase Agreements
     The repurchase agreements were prepaid during the second quarter of 2010. The following table sets forth certain information related to the security repurchase agreements:

	For the Three Months Ended March 31,
	2011	2010

Maximum outstanding at any month end	$—	$108,000
Average balance	—	108,000
Average interest rate	—%	4.27%
Note 13 — Long-Term Debt
     The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated:

	March 31,		December 31,
	2011		2010
Junior Subordinated Notes		(Dollars in thousands)
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.56%	$25,774	3.55%
Plus 3.25% (1), matures 2033	25,774	3.55%	25,774	3.54%
Plus 3.25% (1), matures 2033	25,780	3.56%	25,780	3.55%
Plus 2.00%, matures 2035	25,774	2.30%	25,774	2.29%
Plus 2.00%, matures 2035	25,774	2.30%	25,774	2.29%
Plus 1.75% (1), matures 2035	51,547	2.06%	51,547	2.05%
Plus 1.50% (2), matures 2035	25,774	1.80%	25,774	1.79%
Plus 1.45%, matures 2037	25,774	1.76%	25,774	1.75%
Plus 2.50%, matures 2037	15,464	2.81%	15,464	2.80%

Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,175		1,175

Total long-term debt	$248,610		$248,610

(1)	The securities are currently callable by the Company.

(2)	As part of the transaction, the Company entered into an interest rate swap with the placement agent, under which the Company was required to pay 4.33% fixed rate on a notional amount of $25 million and received a floating rate equal to three month LIBOR. The swap matured on October 7, 2010. The securities are callable by the Company.
     Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.
Note 14 — Income Taxes
     The Company’s net deferred tax asset position has been entirely offset by a valuation allowance amounting to $340.3 million and $330.8 million, at March 31, 2011 and December 31, 2010, respectively. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
     For the three months ended March 31, 2011, the net provision (benefit) for federal income taxes as a percentage of pretax loss was one percent as compared to a provision (benefit) of zero percent for the comparable 2010 period. During the three months ended March 31, 2011, the variance to the statutory rate of 35 percent was attributable to a $9.5 million addition to our valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.4 million and non-deductible warrant income of $0.3 million.
     The Company’s income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of March 31, 2011, the Internal Revenue Service had completed its examination of the Company’s income tax returns through the years ended December 31, 2005 and is in process of examining income tax returns for years ended December 31, 2006, 2007 and 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 15 — Warrant Liabilities
May Investors
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the three month period ended March 31, 2011, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at March 31, 2011, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.
     Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
     On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through March 31, 2011, the Company marked these warrants to market which resulted in an increase in the liability during this time of $3.2 million. This increase was recorded as warrant expense and included in non-interest expense.
     At March 31, 2011, the Company’s liabilities to the holders of May Investors Warrants amounted to $8.5 million. The warrant liabilities are included within other liabilities in the Consolidated Statements of Financial Condition.
Treasury Warrants
     On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock (“Series C Preferred Stock”) and a warrant to purchase up to approximately 6.5 million shares of Common Stock at an exercise price of $0.62 per share (the “Treasury Warrant”) for $266.7 million.. The issuance and the sale of the Series C Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.
     During the first quarter of 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued shares of the Company’s common stock. As described in Note 16- Stockholders’ Equity and Loss Per Common Share, the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.

Note 16 — Stockholders’ Equity
Preferred Stock
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at March 31, 2011 is summarized as follows:

					Additional
		Earliest	Shares	Preferred	Paid in
	Rate	Redemption Date	Outstanding	Shares	Capital
		(Dollars in thousands)
Series C Preferred Stock, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$250,569
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
Accumulated Other Comprehensive Loss
     The following table sets forth the ending balance in accumulated other comprehensive loss for each component:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized loss on securities available-for-sale	$(9,760)	$(16,165)
     The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available-for-sale (net of tax $572 for the 2010 period)	$—	$(1,594)

Loss (reclassified to earnings) for other-than-temporary impairment on securities available-for-sale	—	3,286

Unrealized gain on securities available-for-sale	6,405	7,019

Change in comprehensive income, net of tax	$6,405	$8,711

Note 17 — Loss Per Share
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
     On May 27, 2010, the Company’s stockholders approved an amendment to the Articles to effect a reverse stock split of the Common Stock with the exact exchange ratio and timing of the reverse stock split to be determined at the discretion of the Company’s Board of Directors. The Board of Directors approved a 1-for-10 reverse stock split which became effective on May 27, 2010. In lieu of fractional shares, stockholders received cash payments based on the Common Stock’s closing price on May 26, 2010 of $5.00 per share, which reflected the reverse stock split. The par value of the Common Stock remained at $0.01 per share. Unless otherwise indicated, all Common Stock and related per share amounts in these Consolidated Financial Statements and Notes to the Consolidated Financial Statements are stated on an after-reverse-split basis for all periods presented.
     The following table sets forth the computation of basic and diluted loss per share of Common Stock for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
			(In thousands, except per share data)
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net loss	$(26,965)	—	$—	$(77,220)	—	$—
Less: Preferred stock dividend/accretion	(4,709)	—	—	(4,680)	—	—

Basic Loss Per Share
Net loss applicable to Common Stock	(31,674)	553,555	(0.06)	(81,900)	77,699	(1.05)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(31,674)	553,555	$(0.06)	$(81,900)	77,699	$(1.05)

     Due to the loss attributable to common stockholders for the three months ended March 31, 2011 and 2010, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 7,565,482 shares, respectively, pertaining to warrants and 2,675,693 shares and 840,145 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
Note 18 — Derivative Financial Instruments
     The following derivative financial instruments were identified and recorded at fair value as of March 31, 2011 and December 31, 2010:
- Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;
- Rate lock commitments;
- Interest rate swap agreements; and
- U.S. Treasury futures and options.
     The Company hedges the risk of overall changes in the fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Company recognized a loss of $(41.0) million versus a loss of $(17.0) million for the three months ended March 31, 2011 and 2010 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchase forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a loss of $(8.4) million and a gain of $29.7 million for the three months ended March 31, 2011 and 2010 respectively, on MSR fair value hedging activities.

     The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under U.S. GAAP, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. For the three month periods ended March 31, 2011 and 2010, the Company derecognized cash flow hedges.
     The Company had the following derivative financial instruments:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
March 31, 2011
Assets (1)
Mortgage banking derivatives:
Rate lock commitments	$1,716,926	$13,780	2012
Mortgage servicing rights:
U.S. Treasury and agency futures	2,605,000	13,841	2012

Total derivative assets	$4,321,926	$27,621

Liabilities (2)
Mortgage banking derivatives:
Forward agency and loan sales	$3,120,296	$4,541	2012

Total derivative liabilities	$3,120,296	$4,541

December 31, 2010
Assets (1)
Mortgage banking derivatives:
Rate lock commitments	$1,721,739	$14,396	2011
Forward agency and loan sales	3,942,673	35,820	2011

Total derivative assets	$5,664,412	$50,216

Liabilities (2)
Mortgage servicing rights
U.S. Treasury and agency futures	$2,770,000	$9,088	2011

Total derivative liabilities	$2,770,000	$9,088

(1)	Asset derivatives are included in “other assets” on the “Consolidated Statements of Financial Condition.”

(2)	Liability derivatives are included in “other liabilities” on the “Consolidated Statement of Financial Condition.”
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
Note 19 — Segment Information
     The Company’s operations are generally conducted through two business segments: banking and home lending. Each business operates under the same banking charter but is reported on a segmented basis for this report. Each of the business lines is complementary to each other. The banking operation includes the gathering of deposits and investing those deposits in duration-matched assets primarily originated by the home lending operation. The banking group holds these loans in the investment portfolio in order to earn income based on the difference or “spread” between the interest earned on loans and the interest paid for deposits and other borrowed funds. The home lending operation involves the origination, packaging, and sale of loans in order to receive transaction income. The lending operation also services mortgage loans for others and sells MSRs into the secondary market. Funding for the lending operation is provided by deposits and borrowings garnered by the banking group. All of the non-bank consolidated subsidiaries are included in the banking segment. No such subsidiary is material to the Company’s overall operations.

     The following table presents financial information by business segment for the periods indicated:

	For the Three Months Ended March 31, 2011
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income (expense)	$51,880	$(12,082)	$—	$39,798
Gain on sale revenue	—	49,998	—	49,998
Other income	14,628	31,640	—	46,268

Total net interest income and non-interest income	66,508	69,556	—	136,064
Loss before federal income taxes	(24,482)	(2,218)	—	(26,700)
Depreciation and amortization	1,530	2,112	—	3,642
Capital expenditures	99	4,944	—	5,043
Identifiable assets	11,443,766	4,598,201	(3,025,000)	13,016,967
Inter-segment income (expense)	22,688	(22,688)	—	—

	For the Three Months Ended March 31, 2010
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income (expense)	$48,527	$(10,844)	$—	$37,683
Gain on sale revenue	2,166	47,041	—	49,207
Other income	9,821	12,970	—	22,791

Total net interest income and non-interest income	60,514	49,167	—	109,681
Loss before federal income taxes	(62,018)	(15,202)	—	(77,220)
Depreciation and amortization	2,041	3,607	—	4,648
Capital expenditures	39	2,783	—	2,822
Identifiable assets	12,570,739	4,512,103	(2,750,000)	14,332,842
Inter-segment income (expense)	20,625	(20,625)	—	—
     Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.
Note 20 — Compensation Plans
Stock-Based Compensation
     For the three months ended March 30, 2011 and 2010, the Company recorded stock-based compensation expense of $1.7 million and $3.8 million, respectively.
Incentive Compensation Plan
     Each year the compensation committee of the Board of Directors decides which employees of the Company, who are not executive officers, will be eligible to participate in the Incentive Compensation Plan and the size of the bonus pool. The Company incurred expenses of $1.5 million for the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company incurred expenses of $0.1 million, which were subsequently reversed during the second quarter of 2010.

Note 21 — Legal Proceedings, Contingencies and Commitments
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
     In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and on March 31, 2011, the court granted the Company’s motion and dismissed the case. The plaintiffs have filed a notice of appeal of the court’s decision.
     In August 2010, the Bank was named in a collective action lawsuit alleging that it improperly classified its mortgage underwriters as exempt employees under the Fair Labor Standards Act (“FLSA”), and thereby failed to properly compensate them for overtime. Collective action certification was agreed upon after certain categories of employees were excluded from the class. A notice to employees to “opt in” to the collective action was distributed in mid-February, with a response required within the subsequent 60-day period. A total of 54 plaintiffs “opted in” to the collective action in addition to the named plaintiff. In April 2011, the parties agreed to settle the matter for $250,000 inclusive of attorneys’ fees and costs, contingent upon there being 10 or less plaintiffs that reject the settlement within 30 days of being notified of the terms.
     From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Currently, ongoing investigations relate to whether the Bank violated laws or regulations relating to mortgage origination practices and to whether its practices with regard to servicing residential first mortgage loans are adequate. The Bank is cooperating with such agencies and providing information as requested. In addition, the Bank has increasingly been named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans. In the normal course, the Bank receives repurchase and indemnification demands from counterparties involved with the purchase of residential first mortgages for alleged breaches of representations and warranties. The Bank establishes a secondary marketing reserve in connection with the estimated potential liability for such potential demands. During 2009 and 2010, the Bank also received repurchase demands that were outside of the normal course from bond insurers with respect to HELOCs and second mortgages that were sold by the Bank in connection with the non-agency securitization transactions that it sponsored in 2005, 2006 and 2007. The Bank has provided detailed rebuttals to these demands. Notwithstanding the Bank’s rebuttals, in April 2011, Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), brought suit against the Bank and its affiliates for breach of contract, reimbursement and indemnification with respect to the HELOC securitizations. The Bank intends to vigorously defend itself against the suit brought by Assured as well as the pending demands or any related claims of any other bond insurer with respect to the second mortgage securitizations.
     When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of March 31, 2011, such reserve was $0.1 million. In addition, within the secondary marketing reserve, the Bank includes loans sold to the non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable or reasonably estimable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $30 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s Consolidated Financial Condition, results of operations, or liquidity, for any particular period.
Contingencies and Commitments
     A summary of the contractual amount of significant commitments is as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$1,717,000	$1,722,000
HELOC trust commitments	73,000	76,000
Standby and commercial letters of credit	41,000	41,000
     Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, “Derivatives and Hedging”. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the Statements of Financial Condition as either an other asset or other liability. The commitments related to mortgage loans are included in mortgage loans in the above table.
     The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 19 — Derivative Financial Instruments.
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
     The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $3.8 million at both March 31, 2011 and December 31, 2010.

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
General
     We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At March 31, 2011, our total assets were $13.0 billion, making Flagstar the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 64.3 percent of our common stock as of March 31, 2011.
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
     We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. Of these, 98 facilities are owned and 64 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross-sell other products to existing customers and increase our customer base. At March 31, 2011, we had a total of $7.7 billion in deposits, including $5.5 billion in retail deposits, $753.6 million in government funds, $812.5 million in wholesale deposits and $689.6 million in company-controlled deposits.
     We also operate 29 home loan centers located in 14 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 173 loan officers. We also originate retail loans through referrals from our 162 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with almost 2,000 mortgage brokers and more than 1,100 correspondents, which are located in all 50 states and serviced by 133 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties. With approximately $4.9 billion in mortgage originations in the first three months of 2011, we are ranked by industry sources as the 11th largest mortgage originator in the nation with a 1.5 percent market share.
     The Bank is continuing its on-going strategic initiatives to increase commercial, specialty, small business, and mortgage warehouse lending and to transform to a super community bank by expanding the commercial banking division and by extending commercial lending to the New England region. Management believes the expansion will allow the Bank to leverage its existing retail banking network and banking franchise, and that the commercial and special lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams.
     Our earnings include net interest income from our retail banking activities, fee-based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 99.4 percent of our total loan origination during the three months ended March 31, 2011 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).
     At March 31, 2011, we had 3,336 full-time equivalent salaried employees of which 306 were account executives and loan officers.
Operating Segments
     Our business is comprised of two operating segments—banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 19 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.
Bank Operations
Our deposit-related banking operation is composed of three delivery channels: Branch Banking, Internet Banking and Government Banking.
•	Branch Banking consists of 162 banking centers located throughout Michigan and also in Indiana (principally in the Indianapolis metropolitan area) and Georgia (principally in the north Atlanta suburbs).

•	Internet Banking is engaged in deposit gathering on a nationwide basis, delivered primarily through FlagstarDirect.com.

•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout Michigan, Indiana and Georgia.
     In addition to deposits, our banking operation may borrow funds by obtaining advances from the FHLB or other federally backed institutions or by entering into repurchase agreements with correspondent banks using investments as collateral. Our banking operation may invest these funds in a variety of consumer and commercial loan products.
Home Lending Operations
     Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At March 31, 2011, approximately 57.2 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.
     During 2010 and continuing into 2011, we were one of the country’s leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans—Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies, in most instances, the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Eight sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2011 used the Internet in the completion of the mortgage origination or acquisition process.
•	Retail. In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from 162 banking centers located in Michigan, Indiana and Georgia and the national call center located in Troy, Michigan. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At March 31, 2011, we maintained 29 home loan centers and during the remainder of 2011 we expect to allocate additional, dedicated home lending resources towards developing lending capabilities in 162 banking centers and the consumer direct channel. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. Despite the reduction in home loan centers, for the three months ended March 31, 2011 we closed $330.0 million of loans utilizing this origination channel, which equaled 6.8 percent of total originations as compared to $413.7 million or 9.6 percent of total originations for the same period in 2010.

•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with almost 2,000 mortgage brokerage companies located in all 50 states. For the three months ended March 31, 2011, we closed $1.3 billion utilizing this origination channel, which equaled 27.6 percent of total originations, as compared to $1.7 billion or 38.4 percent for the same period in 2010.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction the loan is acquired, usually by us paying the mortgage company a market price for the loan. Unlike several competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with over 1,100 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. Warehouse lending is not only a profitable, stand-alone business for the Company, but also provides valuable synergies within our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but there are only a limited number of experienced providers. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. (For example, in for the three months period ended March 31, 2011, warehouse lines funded over 65 percent of the loans in our correspondent channel.) We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout the remainder of 2011. For the three months ended March 31, 2011, we closed $3.2 billion utilizing the correspondent origination channel, which equaled 65.6 percent of total originations compared to $2.2 billion or 52.0 percent originated for the same period in 2010.
Underwriting
     During the three months ended March 31, 2011, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). We did make available our first portfolio lending product options since 2008, however the volume was minimal due to limited ramp up time. As a result virtually all of the loans placed in the held-for-investment portfolio in the three months ended March 31, 2011 comprised either loans that were repurchased or, on a very limited basis, loans that were originated to facilitate the sale of our real estate owned (“REO”).
Residential first mortgage loans
     At March 31, 2011, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.
     Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at March 31, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$3,636,740	$71,190	$17,569	$3,329	$3,728,828
Average note rate	4.69%	5.25%	5.30%	4.83%	4.70%
Average original FICO score	715	704	717	737	714
Average original loan-to-value ratio	75.1%	84.3%	75.5%	72.6%	75.3%
Average original combined loan-to-value ratio	72.0%	81.8%	78.5%	74.4%	72.2%
Underwritten with low or stated income documentation	38.0%	1.0%	6.0%	—%	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.
     Residential first mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, a limited number of our correspondents have been delegated underwriting authority but this has not comprised more than 13 percent of the loans originated in any year. In all cases, loans must be underwritten to our underwriting standards. Any loan not underwritten by our employees must be warranted by the underwriter’s employer, which may be a mortgage insurance company or a correspondent mortgage company with delegated underwriting authority. For further information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

     The following table identifies our held-for-investment mortgages by major category, at March 31, 2011. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight data. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

						Weighted	Housing
	Unpaid Principal	Average Note	Average Original			Average	Price
	Balance(1)	Rate	FICO Score	Average Original		Maturity	Index LTV
	(Dollars in thousands)
Residential first mortgage loans:
Amortizing:
3/1 ARM	$167,192	3.59%	681	72.8%		274	84.1%
5/1 ARM	479,605	4.16%	715	66.7%		285	77.4%
7/1 ARM	35,635	5.15%	726	65.3%		286	75.4%
Other ARM	79,307	3.76%	672	73.2%		275	82.4%
Other amortizing	856,236	5.77%	702	72.7%		282	89.7%
Interest only:
3/1 ARM	237,412	3.69%	724	73.5%		278	86.4%
5/1 ARM	1,148,653	4.12%	722	73.2%		285	87.0%
7/1 ARM	92,610	6.26%	730	72.7%		315	95.6%
Other ARM	48,626	3.51%	724	75.1%		276	92.9%
Other interest only	490,984	5.32%	725	74.4%		281	99.6%
Option ARMs	91,073	5.92%	721	76.0%		326	104.2%
Subprime
3/1 ARM	50	10.30%	685	92.5%		295	74.6%
Other ARM	497	8.64%	596	89.9%		311	108.3%
Other subprime	948	6.27%	576	84.6%		310	113.8%

Total residential first mortgage loans	$3,728,828	4.70%	714	72.4%		284	88.4%
Second mortgage loans	$165,113	8.23%	734	18.5	%(2)	139	23.1	%(3)
HELOC loans	$240,064	5.27%	733	21.7	%(2)	59	27.0	%(3)

(1)	Unpaid principal balance does not include premiums or discounts

(2)	Reflects LTV because these are second liens.

(3)	Does not reflect any residential first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

     The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of March 31, 2011 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of
	Held-for-Investment	Unpaid Principal
	Portfolio	Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	2.30%	$131,946
SIVA (stated income, verified assets)	16.27%	$934,460
High LTV (i.e., at or above 95%)	0.13%	$7,694
Second lien products (HELOCs, Second mortgages)	2.15%	$123,228
Loan types:
Option ARM loans	1.03%	$58,985
Interest-only loans	15.68%	$900,328
Subprime (2)	0.01%	$373

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Includes loans with a FICO score of less than 620.
     Adjustable rate mortgages loans. Adjustable Rate Mortgages (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.
     At March 31, 2011, we had $91.1 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances for the three months ended March 31, 2011 was $7.7 million. The maximum balance that all option power ARMs could reach cumulatively is $144.3 million.
     Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at March 31, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$2,362,761	$9,806	$4,763	$3,329	$2,380,659
Average note rate	4.19%	5.18%	4.76%	4.83%	4.19%
Average original FICO score	717	699	718	737	717
Average original loan-to-value ratio	74.9%	83.8%	70.5%	72.6%	74.9%
Average original combined loan-to-value ratio	71.6%	86.4%	73.2%	74.4%	71.7%
Underwritten with low or stated income documentation	36.0%	9.0%	21.0%	—%	36.0%

(1)	Unpaid principal balance does not include premiums or discounts.

     Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at March 31, 2011, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$91,073
Average note rate	5.92%
Average original FICO score	721
Average original loan-to-value ratio	70.0%
Average original combined loan-to-value ratio	76.7%
Underwritten with low or stated income documentation	$58,985
Total principal balance with any accumulated negative amortization	$83,497
Percentage of total ARMS with any accumulated negative amortization	3.5%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the three months ended March 31, 2011	$7,655

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the three months ended March 31:

		Amount of Net Negative
	Unpaid Principal Balance of	Amortization Accumulated as
	Loans in Negative Amortization	Interest Income During
	At Period-End(1)	Period
	(Dollars in thousands)
2011	$83,497	$7,655
2010	$259,833	$16,046

(1)	Unpaid principal balance does not include premiums or discounts.
     Set forth below are the frequencies at which the ARM loans outstanding at March 31, 2011, will reprice:

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	139	$27,804	1.1%
Semi-annually	1,066	416,891	17.5%
Annually	7,115	1,722,645	72.4%
No reset — non-performing loans	799	213,319	9.0%

Total	9,119	$2,380,659	100.0%

     Set forth below as of March 31, 2011, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2011	$120,068	$245,128	$475,058	$313,025
2012	$267,420	$395,394	$570,534	$451,529
2013	$402,344	$474,554	$644,141	$464,900
Later years (1)	$440,801	$528,399	$733,888	$503,273

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through March 31, 2011.
     Interest only mortgage loans. Both adjustable and fixed term loans were offered with a 10 year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt to income ratio guidelines and documentation using the AUS Approve/Reject response requirements. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

     Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at March 31, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$2,013,939	$863	$3,483	$2,018,285
Average note rate (2)	4.45%	4.78%	4.97%	4.45%
Average original FICO score	723	693	730	723
Average original loan-to-value ratio	74.3%	82.1%	64.4%	74.3%
Average original combined loan-to-value ratio	73.4%	68.1%	64.5%	73.4%
Underwritten with low or stated Income documentation	40.0%	—%	29.0%	40.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.
     Second mortgage loans. The majority of second mortgages we originated were closed in conjunction with the closing of the residential first mortgages originated by us. We generally required the same levels of documentation and ratios as with our residential first mortgages. For second mortgages closed in conjunction with a residential first mortgage loan that was not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40 percent to 45 percent. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower’s primary residence, we allowed a combined loan-to-value (“CLTV”) ratio of up to 100 percent; for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.
     Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at March 31, 2011, by year of origination.

Year of Origination	Prior to 2008	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$163,078	$1,568	$451	$16	$165,113
Average note rate	8.24%	6.97%	6.89%	6.99%	8.23%
Average original FICO score	734	714	698	639	734
Average original loan-to-value ratio	20.0%	17.0%	13.6%	10.0%	19.9%
Average original combined loan-to-value ratio	87.2%	90.9%	75.0%	90.0%	87.2%

(1)	Unpaid principal balance does not include premiums or discounts.
     HELOC loans. The majority of home equity line of credit (“HELOCs”) were closed in conjunction with the closing of related residential first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the residential first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a residential first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent, for similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

     Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at March 31, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$239,295	$753	$16	$240,064
Average note rate (2)	5.27%	5.87%	6.50%	5.27%
Average original FICO score	733	N/A	N/A	733
Average original loan-to-value ratio	25.2%	25.1%	9.1%	25.2%
Average original combined loan-to- value ratio	72.6%	61.4%	68.1%	72.5%

N/A	— Not available

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.
Commercial Loans
     The following table identifies our commercial loan portfolio by major category and selected criteria at March 31, 2011.

	Unpaid
	Principal	Average	Commercial Loans on
	Balance(1)	Note Rate	Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$874,940	6.42%	$41,775
Adjustable rate	297,845	6.55%	104,280

Total commercial real estate loans	1,172,785	6.45%	$146,005

Net deferred fees and other	(2,587)

Total commercial real estate loans	$1,170,198

Commercial and industrial loans:
Fixed rate	$4,856	6.37%	$3,282
Adjustable rate	4,373	4.20%	1,616

Total commercial and industrial loans	$9,229	4.76%	$4,898

Net deferred fees and other	(97)

Total commercial and industrial loans	$9,326

Commercial lease financing loans:
Fixed rate	$25,616	5.25%
Net deferred fees and other	(478)

Total commercial lease financing loans	$25,138

Warehouse lines of credit:
Adjustable rate	$312,080	5.65%
Net deferred fees and other	(8,295)

Total warehouse lines of credit	$303,785

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.
     Commercial real estate loans. Our commercial real estate loan portfolio is primarily comprised of seasoned commercial real estate loans that are collateralized by real estate properties intended to be income-producing in the normal course of business.
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

     As a result of the steep decline in originations, the commercial real estate lending division completed its transformation from a production orientation into one in which the focus is on working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performing loans. Toward that end, commercial real estate loan officers were largely replaced by experienced workout officers and relationship managers. A comprehensive review, including customized workout plans, were prepared for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio.
     At March 31, 2011, our commercial real estate loan portfolio totaled $1.2 billion, or 20.3 percent of our investment loan portfolio, and our commercial and industrial loan portfolio was $9.3 million, or 0.2 percent of our investment loan portfolio. At December 31, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 19.8 percent of our investment loan portfolio, and our commercial and industrial loan portfolio was $8.9 million, or 0.1 percent of our investment loan portfolio. We did not originate any commercial real estate loans during the three months ended March 31, 2011, compared to $0.8 million during the same period in 2010, primarily to facilitate the sale of the property or restructure commercial real estate loans.
     At March 31, 2011, our commercial real estate loans were geographically concentrated in a few states, with approximately $618.6 million (52.8 percent) of all commercial loans located in Michigan, $162.3 million (13.8 percent) located in Georgia and $143.9 million (12.3 percent) located in California.
     The average loan balance in our commercial real estate portfolio was approximately $1.4 million, with the largest loan being $41.3 million. There are approximately 30 loans with more than $377.2 million of exposure, and those loans comprised approximately 31.2 percent of the portfolio.
     Commercial and industrial loans. The Bank recently commenced a series of initiatives to increase commercial, specialty and small business by expanding the commercial banking division and by extending commercial lending to the New England region. Management believes the expansion will allow the Bank to leverage its existing retail banking network and banking franchise, and the commercial and special lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams. In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial collateral values are updated more frequently if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio.
     Commercial lease financing loans. Our commercial lease financing portfolio, which we refer to as specialty lending, is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At March 31, 2011, our commercial lease financing loan portfolio was $25.1 million, or 0.4 percent of our investment loan portfolio.
     Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at March 31, 2011, was $1.6 billion, of which $303.4 million was outstanding, as compared to, $1.9 billion granted at December 31, 2010, of which $720.8 million was outstanding. The decrease is consistent with the 47.6 percent decrease in loan originations for the three months ended March 31, 2011, as compared to the three months ended December 31, 2010. As of March 31, 2011 and December 31, 2010, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 279 warehouse lines of credit to other mortgage lenders with an average size of $5.9 million at March 31, 2011, compared to 289 warehouse lines of credit with an average size of $6.5 million at December 31, 2010.

Summary of Operations
     Our net loss for the three months ended March 31, 2011 was $26.9 million (loss of $0.06 per diluted share) represents a decrease from the loss of $77.2 million (loss of $1.05 per diluted share) for the same period in 2010. The net loss during the three months ended March 31, 2011 compared to the same period in 2010 was affected by the following factors:
•	Higher net interest income due to decreasing interest rates on deposits and FHLB advances;
•	Provision for loan losses decreased by 55.5 percent from the first quarter 2010, to $28.3 million;
•	Net servicing revenue increased 50.4 percent from the first quarter 2010, to $39.3 million;
•	Lower gain on loan sales due to decreased volume, a less favorable interest rate environment and a decrease in overall gain on sale spread; and
•	Other fees and charges decreased 40.6 percent from the first quarter 2010, to $(13.3) million.
See “Results of Operations” below.
Critical Accounting Policies
     Various elements of our accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain accounting policies that, due to the judgment, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to: (a) fair value measurements; (b) the determination of our allowance for loan losses; and (c) the determination of our secondary market reserve. We believe the judgment, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations and/or financial condition. For further information on our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, which is available on our website, www.flagstar.com, under the Investor Relations section, or on the website of the Securities and Exchange Commission (“SEC”), at www.sec.gov.

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended
	March 31,
	2011	2010

Return on average assets	(0.96)%	(2.38)%
Return on average equity	(10.17)%	(41.02)%
Efficiency ratio	98.8%	112.5%
Equity/assets ratio (average for the period)	9.48%	5.80%
Mortgage loans originated or purchased	$4,856,384	$4,330,388
Other loans originated or purchased	$31,464	$6,823
Mortgage loans sold and securitized	$5,829,508	$5,014,748
Interest rate spread — bank only (1)	1.79%	1.45%
Net interest margin — bank only (2)	1.68%	1.42%
Interest rate spread — consolidated (1)	1.78%	1.40%
Net interest margin — consolidated (2)	1.61%	1.29%
Average common shares outstanding (4)	553,554,886	77,698,570
Average fully diluted shares outstanding (4)	553,554,886	77,698,570
Charge-offs to average investment loans (annualized)	2.14%	2.65%

	March 31,	December 31,	March 31,
	2011	2010	2010
Equity-to-assets ratio	9.50%	9.23%	7.71%
Core capital ratio(3)	9.87%	9.61%	9.39%
Total risk-based capital ratio (3)	20.51%	18.55%	17.98%
Book value per common share (4)	$1.78	$1.83	$5.85
Number of common shares outstanding (4)	553,711,848	553,313,113	147,007,614
Mortgage loans serviced for others	$59,577,239	$56,040,063	$48,264,731
Capitalized value of mortgage servicing rights	1.07%	1.04%	1.12%
Ratio of allowance to non-performing loans	73.6%	86.1%	47.4%
Ratio of allowance to loans held for investment	4.70%	4.35%	7.10%
Ratio of non-performing assets to total assets (bank only)	4.26%	4.35%	9.30%
Number of bank branches	162	162	162
Number of loan origination centers	29	27	23
Number of employees (excluding loan officers and account executives)	3,030	3,001	2,927
Number of loan officers and account executives	306	278	314

N/M — Not meaningful

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

(4)	Restated for a 1-for-10 reverse stock split announced May 27, 2010 and completed on May 28, 2010.
Results of Operations
     Net loss applicable to common stockholders for the three months ended March 31, 2011 was $31.7 million, $(0.06) per share-diluted, a $50.2 million decrease from the loss of $81.9 million, $(1.05) per share-diluted, reported in the comparable 2010 period. The overall decrease resulted from a $24.3 million increase in non-interest income, a $35.3 million decrease in the provision for loan losses and a $2.1 million increase in net interest income offset by an $11.1 million increase in non-interest expense and $0.3 million increase in the provision for income taxes.

Net Interest Income
     We recognized $39.8 million in net interest income for the three months ended March 31, 2011, which represented an increase of 5.6 percent compared to $37.7 million reported for the same period in 2010. Net interest income represented 29.2 percent of our total revenue in 2011 as compared to 34.4 percent in 2010.
     Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. For the three months ended March 31, 2011, we had average interest-earning assets of $9.7 billion, as compared to $11.4 billion for the three months ended March 31, 2010. The decline in average interest-earning assets reflects a $1.7 billion decline in average loans held-for-investment, as we continued to primarily originate residential first mortgage loans held-for-sale rather than investment and a $0.5 billion decrease in average available for sale or trading securities. These decreases were offset by an increase of $0.4 billion in average interest-earning deposits, on which the Bank earns a minimal interest rate (25 basis points), to $1.6 billion for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The Bank’s increased interest-earning deposits will allow the Bank to fund its on-going strategic initiatives to increase commercial, specialty, small business, and mortgage warehouse lending. Average-interest bearing liabilities totaled $10.5 billion for the three months ended March 31, 2011, as compared to $11.7 billion for the three months ended March 31, 201. The decline of $1.2 billion reflects a $0.8 billion decrease in average deposits and a $0.4 billion decrease in average FHLB advances for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
     Interest income for the three months ended March 31, 2011 was $98.4 million, a decrease of 22.0 percent from the $126.2 million recorded in 2010. Interest expense for the three months ended March 31, 2011 was $58.7 million, a 33.8 percent decrease as compared to $88.5 million for the three months ended March 31, 2010. The average cost of interest-bearing liabilities decreased 78 basis points from 3.05 percent in 2010 to 2.27 percent in 2011, while the average yield on interest-earning assets decreased 40 basis points (8.9 percent), from 4.45 percent in 2010 to 4.05 percent in 2011. As a result, our interest rate spread was 1.78 percent at March 31, 2011 as compared to 1.40 percent at March 31, 2010.
     Our consolidated net interest margin was positively impacted by the expansion of our interest rate spread during the period and a $0.7 billion decrease in non-performing loans from $1.1 billion at March 31, 2010, to $0.4 billion at March 31, 2011. The result was a net interest margin for March 31, 2011 of 1.61 percent as compared to 1.29 percent at March 31, 2010. The Bank recorded a net interest margin of 1.68 percent for the three months ended March 31, 2011, as compared to 1.42 percent for the three months ended March 31, 2010.
     The following table presents interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during the three month period ended March 31, 2011 and 2010 were a net reduction of $0.8 million and $0.2 million, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended March 31,
	2011				2010
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Interest-Earning Assets:
Loans available-for-sale	$1,683,814	$18,694	4.44%	$1,521,640	$18,928	4.98%
Loans held-for-investment:
Consumer loans (3)	4,615,688	55,741	4.84%	5,884,871	72,303	4.91%
Commercial loans (3)	1,228,478	14,905	4.85%	1,603,404	18,964	4.73%

Loans held-for-investment	5,844,166	70,646	4.84%	7,488,275	91,267	4.88%
Securities classified as available-for-sale or trading	629,444	8,097	5.15%	1,137,521	15,367	5.43%
Interest-earning deposits and other	1,570,231	968	0.25%	1,208,667	644	0.21%

Total interest-earning assets	9,727,655	$98,405	4.05%	11,364,244	$126,206	4.45%
Other assets	3,410,758			2,397,983

Total assets	$13,138,413			$13,762,227

Interest-Bearing Liabilities:
Demand deposits	$398,360	$385	0.39%	$370,016	$512	0.56%
Savings deposits	1,075,253	2,394	0.90%	688,978	1,420	0.84%
Money market deposits	555,983	1,074	0.78%	581,848	1,271	0.89%
Certificates of deposit	3,185,614	15,135	1.93%	3,390,755	24,779	2.96%

Total retail deposits	5,215,210	18,988	1.48%	5,031,597	27,982	2.26%
Demand deposits	77,747	104	0.54%	291,901	273	0.38%
Savings deposits	357,122	572	0.65%	77,233	92	0.48%
Certificates of deposit	251,646	428	0.69%	273,685	513	0.76%

Total government deposits	686,515	1,104	0.65%	642,819	878	0.55%
Wholesale deposits	841,073	6,929	3.34%	1,790,434	13,027	2.95%

Total Deposits	6,742,798	27,021	1.63%	7,464,850	41,887	2.28%
FHLB advances	3,469,055	29,980	3.50%	3,900,000	41,788	4.35%
Security repurchase agreements	—	—	—%	108,000	1,153	4.33%
Other	248,610	1,606	2.62%	300,182	3,695	4.99%

Total interest-bearing liabilities	10,460,463	58,607	2.27%	11,773,032	88,523	3.05%
Other liabilities	1,432,721			1,190,566
Stockholders’ equity	1,245,229			798,629

Total liabilities and stockholders equity	$13,138,413			$13,762,227

Net interest-earning assets	$(732,808)			$(408,788)

Net interest income		$39,798			$37,683

Interest rate spread (1)			1.78%			1.40%

Net interest margin (2)			1.61%			1.29%

Ratio of average interest-earning assets to interest-bearing liabilities			93.0%			97.0%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

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

	For the Three Months Ended March 31,
		2011 Versus 2010 Increase
	(Decrease) Due to:
	Rate	Volume	Total
		(Dollars in thousands)
Interest-Earning Assets:
Loans available-for-sale	$(2,250)	$2,016	$(234)
Loans held-for-investment
Consumer loans(1)	(832)	(15,730)	(16,562)
Commercial loans(1)	375	(4,434)	(4,059)

Total loans held-for-investment	(457)	(19,980)	(20,621)
Securities available-for-sale or trading	(440)	(6,830)	(7,270)
Interest-earning deposits and other	138	186	324

Total other interest-earning assets	$(3,009)	$(24,792)	$27,801

Interest-Bearing Liabilities:
Demand deposits	$(169)	$42	$(127)
Savings deposits	180	794	974
Money market deposits	(143)	(54)	(197)
Certificates of deposit	(8,257)	(1,387)	(9,644)

Total retail deposits	(8,389)	(605)	(8,994)
Demand deposits	32	(201)	(169)
Savings deposits	150	330	480
Certificates of deposit	(44)	(41)	(85)

Total government deposits	138	88	226
Wholesale deposits	821	(6,919)	(6,098)

Total deposits	(7,430)	(7,436)	(14,866)
FHLB advances	(7,291)	(4,517)	(11,808)
Security repurchase agreements	—	(1,153)	(1,153)
Other	(1,475)	(614)	(2,089)

Total interest-bearing liabilities	(16,196)	(13,720)	(29,916)

Change in net interest income	$13,187	$(11,072)	$2,115

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.
Provision for Loan Losses
     During the three months ended March 31, 2011, we recorded a provision for loan losses of $28.3 million as compared to $63.6 million recorded during the same period in 2010. The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.
     The decrease in the provision during the first quarter 2011, which decreased the allowance for loan losses to $271.0 million at March 31, 2011 from $274.0 million at December 31, 2010, parallels a decrease in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment. Net charge-offs for three month period ended March 31, 2011 totaled $31.3 million as compared to $49.6 million in for the same period in 2010. The decline was primarily due to residential first mortgage loans as a result of the non-performing loan sale in the fourth quarter 2010. As a percentage of the average loans held-for-investment, net charge-offs for the three month period ended March 31, 2011 decreased to 2.14 percent from 2.65 percent for the same period in 2010. At the same time, overall loan delinquencies increased to 8.99 percent of total loans held-for-investment at March 31, 2011 from 8.02 percent at December 31, 2010.

     Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. Total delinquent loans increased to $518.3 million at March 31, 2011, of which $368.2 million were over 90 days delinquent and non-accruing, as compared to $505.6 million at December 31, 2010, of which $318.4 million were over 90 days delinquent and non-accruing. In the first quarter 2011, the increase in delinquencies primarily impacted residential first mortgage loans as other categories of loans within the held-for-investment portfolio showed improvement including commercial real estate, commercial and industrial, second mortgage and HELOC loans. The overall delinquency rate on residential first mortgage loans increased to 8.71 percent at March 31, 2011 from 6.81 percent at December 31, 2010. The overall delinquency rate on commercial real estate loans decreased to 13.65 percent at March 31, 2011 from 16.85 percent at December 31, 2010, due in large part to the charge-down or movement of impaired commercial real estate to REO.
     See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
     The following table sets forth the components of our non-interest income:
NON-INTEREST INCOME

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Loan fees and charges	$16,138	$16,329
Deposit fees and charges	7,500	8,413
Loan administration	39,336	26,150
Loss on trading securities	(74)	(3,312)
Loss on residual and transferors’ interest	(2,381)	(2,682)
Net gain on loan sales	50,184	52,566
Net loss on sales of mortgage servicing rights	(112)	(2,213)
Net gain on securities available-for-sale	—	2,166
Net loss on sale of assets	(1,036)	—
Total other-than-temporary impairment gain (loss)	—	15,688
Gain (loss) recognized in other comprehensive income before taxes	—	18,974

Net impairment losses recognized in earnings	—	(3,286)
Other fees and charges	(13,289)	(22,133)

Total non-interest income	$96,266	$71,998

     Total non-interest income was $96.3 million during the three months ended March 31, 2011, which was a 33.7 percent increase from $72.0 million of non-interest income in the comparable 2010 period. The increase during the three months ended March 31, 2011, was primarily due to an increase in loan administration income and a decrease in other fees and charges.
     Loan fees and charges. Our home lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages and other types of loans. For the three month period ended March 31, 2011, we recorded loan fees and charges of $16.1 million, a decrease of $0.2 million from the $16.3 million recorded for the comparable 2010 period. Loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all mortgage originations as available-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.
     Deposit fees and charges. Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Our total number of customer checking accounts increased 13 percent from approximately 117,000 on March 31, 2010 to 132,000 as of March 31, 2011. Total deposit fees and charges decreased 11 percent during the three month period ended March 31, 2011 to $7.5 million compared to $8.4 million during the comparable 2010 period. Our non-sufficient funds fees decreased to $4.6 million during the three month period ended March 31, 2011 from $5.6 million during the comparable 2010 period. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter 2010, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Debit card fee income increased by 29 percent to $1.8 million during the three month period ended March 31, 2011 from $1.4 million in the comparable 2010 period. This is attributable to the 15 percent increase in transaction volume from $80 million for the three months ended March 31, 2010 to $92 million during the three month period ended March 31, 2011. The Federal Reserve proposal regarding interchange fees may negatively impact future debit card fee income.
     Loan administration. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our MSRs are accounted for on the fair value method. See Note 9 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The following table summarizes net loan administration income (loss):

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Servicing income (loss) on other consumer mortgage servicing:
Servicing fees, ancillary income and charges	$34	$1,174
Amortization expense — other consumer	—	(418)
Impairment (loss) — other consumer	—	(176)

Total net loan administration income — other consumer	$34	$580
Servicing income (loss) on residential first mortgage servicing:
Servicing fees, ancillary income and charges	$43,586	$37,369
Fair value adjustments	4,123	(41,471)
(Loss) gain on hedging activity	(8,407)	29,672

Total net loan administration income— residential (1)	39,302	25,570

Total loan administration income	$39,336	$26,150

(1)	Loan administration income does not reflect the impact of mortgage-backed securities deployed as economic hedges of MSR assets. These positions, recorded as securities — trading, provided $0.1 million in losses in the three months ended March 31, 2011, compared to $3.3 million in losses for the comparable 2010 period. These positions, which are on the balance sheet, also contributed $0.2 million in interest income for the three months ended March 31, 2011, as compared to $2.1 million during the corresponding period of 2010.
     Loan administration income increased to $39.3 million for the three month period ended March 31, 2011 from $26.2 million for the comparable 2010 period. Servicing fees, ancillary income, and charges on our residential first mortgage servicing increased during the three months ended March 31, 2011 compared to the same period in 2010, primarily attributable to an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance. Hedge performance was driven in part by the steepness of the yield curve and the resulting high level of carry on hedges as well as reduced market volatility. The total unpaid principal balance of loans serviced for others was $59.6 billion at March 31, 2011, compared to $48.3 billion at March 31, 2010.
     The loan administration income of $39.3 million does not include $0.1 million of losses in mortgage-backed securities that were held as economic hedges of our MSR asset during the three months ended March 31, 2011. These gains are required to be recorded separately as gains on trading securities as a component of current period results of operations.
     For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended March 31, 2011 compared to 2010 was due to the transfer of servicing to a third party servicer in the fourth quarter 2010. At March 31, 2011, the total unpaid principal balance of consumer loans serviced for others was zero (due to the transfer of such servicing pursuant to the applicable servicing agreements) compared to $0.9 billion serviced at March 31, 2010.
     Loss on trading securities. Securities classified as trading are comprised of U.S. Treasury bonds and non-investment grade residual securities. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     For U.S. Treasury bonds held, we recorded a loss of $0.1 million for the three month period ended March 31, 2011, all of which was related to an unrealized loss on agency mortgage-backed securities held at March 31, 2011. For the same period in 2010, we recorded a loss of $3.3 million of which $3.8 million was related to an unrealized loss on agency mortgage-backed securities held at March 31, 2010.

     Loss on residual interests and transferor interests. Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses in the first quarter 2011 and 2010 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. For further information on the securitizations see Note 8 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     We recognized a loss of $2.4 million for the three month period ended March 31, 2011, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. We recognized a loss of $2.7 million for the three month period ended March 31, 2010, of which $1.8 million was related to the reduction in the residual valuation and $0.9 million was related to the reduction in the transferor’s interest. At March 31, 2011, our expected liability was $2.5 million.
     Net gain on loan sales. Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise thus decreasing spreads on origination and compressing gain on sale. During 2010 and into 2011, the combination of a significant decline in residential mortgage lenders and a significant shift in loan demand to Fannie Mae and Freddie Mac conforming residential first mortgage loans and Federal Housing Administration insured loans provided us with more favorable loan pricing opportunities for conventional residential mortgage products.
     The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net gain on loan sales	$50,185	$52,566

Loans sold and securitized	$5,829,508	$5,014,748

Spread achieved	0.86%	1.05%
     For the three month period ended March 31, 2011, net gain on loan sales decreased $2.4 million to $50.2million from $52.6 million in the comparable 2010 period. First quarter 2011 included the sale of $5.8 billion in loans compared to $5.0 billion sold in the first quarter 2010. Management believes changes in market conditions during the 2010 and into the 2011 period resulted in increased mortgage loan origination volume ($4.9 billion in the first quarter 2011 versus $4.3 billion in the first quarter 2010) and an overall decrease on sale spread (86 basis points in the first quarter 2011 versus 105 basis points in the first quarter 2010).
     Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans available-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans available-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $41.0 million and $17.0 million for the three month period ended March 31, 2011 and 2010, respectively. Lower of cost or market adjustments amounted to less than $0.1 million and $0.1 million for the three month period ended March 31, 2011 and 2010, respectively. Provisions to our secondary market reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $2.3 million and $7.1 million, for the three month period ended March 31, 2011 and 2010, respectively. Also included in net gain on loan sales is the capitalized value of our MSRs, which totaled $50.7 million and $48.3 million for the three month period, ended March 31, 2011 and 2010, respectively.
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
     For the three month period ended March 31, 2011, we recorded a loss on sales of MSRs of $0.1 million compared to a $2.2 million loss recorded for the same period in 2010. During the three month period ended March 31, 2011, we had no sales of servicing rights on a bulk basis and $0.4 billion on a servicing released basis. During the same period in 2010, we sold servicing rights related to $10.8 billion of loans serviced for others on a bulk basis and $0.5 billion on a servicing released basis.

     Net gain on securities available-for-sale. Securities classified as available-for-sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).
     Gains on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sales. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three months ended March 31, 2011 and March 31, 2010, there were no sales of agency securities with underlying mortgage products originated by the Bank.
     Gain on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sale securities. During the three month period ended March 31, 2011, there were no sales in purchased U.S. government sponsored agency and non-U.S. government sponsored agency securities available-for-sale. During the three months ended March 31, 2010, we sold $54.6 million in purchased U.S. government sponsored agency securities available-for-sale generating a net gain on sale of available-for-sale securities of $2.2 million.
     Net impairment loss recognized through earnings. In the three month period ended March 31, 2011, there were no additional credit losses on CMOs. At March 31, 2011, the cumulative amount of OTTI due to credit losses totaled $36.0 million. In the three month period ended March 31, 2010, additional OTTI due to credit losses on investments with existing OTTI credit losses totaled $3.3 million while no additional OTTI due to credit loss was recognized on securities that did not already have such losses. All OTTI due to credit losses were recognized in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other fees and charges. Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (“FRC”), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.
     During the three months ended March 31, 2011, we recorded $2.2 million in dividends on an average outstanding balance of FHLB stock of $337.2 million, as compared to $1.9 million in dividends on an average balance of FHLB stock outstanding of $373.4 million for the comparable period in 2010. During the three months ended March 31, 2011, FRC had no earned fees compared to $0.5 million for the same period in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees. In addition, during the three month period ended March 31, 2011, we recorded an expense of $20.4 million for the increase in our secondary market reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which decreased from the $26.8 million recorded in the comparable 2010 period.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan origination, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. We account for substantially all of our mortgage loans available-for-sale using the fair value method and, therefore, immediately recognize loan origination fees and direct origination costs in the period incurred.

NON-INTEREST EXPENSE

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Compensation and benefits	$55,741	$53,931
Commissions	7,570	7,150
Occupancy and equipment	16,618	16,011
Asset resolution	25,335	16,573
Federal insurance premiums	8,725	10,047
Other taxes	866	856
Warrant (income) expense	(827)	1,227
General and administrative	20,431	17,609

Total	134,459	123,404
Less: capitalized direct costs of loan closings	(3)	(62)

Total, net	$134,456	$123,342

Efficiency ratio (1)	98.8%	112.5%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expenses totaled $134.5 million during the three month period ended March 31, 2011 compared to $123.3 million in the comparable 2010 period. The 9.0 percent increase in non-interest expense was largely due to an increase in asset resolution and general administration expenses.
     Compensation and benefits. Compensation and benefit expense totaled $55.7 million for the three month period ended March 31, 2011 compared to $53.9 million in the comparable 2010 period. The 3.3 percent increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees. Our full-time equivalent non-commissioned salaried employees increased by 103 from March 31, 2011 to 3,030 at March 31, 2011.
     Commissions. Commission expense, which is variable cost associated with loan origination, totaled $7.6 million, equal to 16 basis points (0.16 percent) of total loan origination in 2011 as compared to $7.2 million, equal to 17 basis points (0.17 percent) of total loan origination in the comparable 2010 period. The 5.5 percent increase in commissions is primarily due to the 12.7 percent increase in loan origination. Loan origination increased to $4.9 billion for the three months ended March 31, 2011 from $4.3 billion for the comparable period in 2010.
     Asset resolution. Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions, gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. Asset resolution expense increased $8.7 million to $25.3 million, primarily due to an increase in our provision for REO loss, which increased from $7.5 million to $18.5 million, an increase of $11.0 million, net of any gain on REO and recovery of related debt which totaled $2.6 million.
     Federal insurance premiums. Our FDIC insurance premiums were $8.7 million for the three months ended March 31, 2011, as compared to $10.0 million for the same period in 2010. The $1.3 million decrease is largely due to a decrease in our asset base.
     Warrant (income) expense. Warrant (income) expense decreased $2.0 million for the period ended March 31, 2011, which resulted in income of $0.8 million as compared to an expense of $1.2 million during the same period in 2010. At March 31, 2010, the net total of warrants stood at 1.4 million shares and the valuation of the warrants increased to $6.3 million from $5.1 million at December 31, 2009. In November of 2010, 5.5 million additional warrants were issued to certain investors of the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At March 31, 2011, total warrants stood at 6.9 million and were fair valued at $8.5 million as compared to $9.3 million at December 31, 2010. The decrease in warrant expense is attributable to the issuance of the additional warrants, offset by the decline in the market price of our common stock since March 31, 2010.
     General and administrative. General and administrative expense increased $2.8 million, to $20.4 million for the three months ended March 31, 2011 from $7.6 million for the three months ended March 31, 2010. The 15.9 percent increase was largely due to a $1.2 million increase in residential loan expenses to $2.3 million, resulting from increased servicing-related expenses. In addition, our outside consulting, audit and legal expenses increased 48.4 percent, an increase of $1.5 million from $3.1 million for the three months ended March 31, 2010 to $4.6 million for the three months ended March 31, 2011.

Provision (Benefit) for Federal Income Taxes
     For the three month period ended March 31, 2011, our provision (benefit) for federal income taxes as a percentage of pretax loss was one percent. For the comparable 2010 period, we recorded no provision (benefit) for federal income taxes. For each period, the provision (benefit) for federal income taxes varies from statutory rates primarily because of an addition to our valuation allowance for net deferred tax assets.
     We account for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, a deferred tax asset is recorded for net operating loss carry forwards and unused tax credits. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
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
     FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. We had such cumulative pre-tax losses in 2009 and 2010, and we considered this evidence in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believe that it is probable that we will not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $340.3 million valuation allowance against deferred tax assets as of March 31, 2011. See Note 14 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
Analysis of Items on Statements of Financial Condition
Assets
     Interest-earning deposits. Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), increased $771.8 million to $1.7 billion at March 31, 2011. Management believes the increase in interest-earning deposits should allow us to fund the on-going strategic initiatives to increase commercial, specialty, small business, and mortgage warehouse lending.
     Securities classified as trading. Securities classified as trading are comprised of U.S. Treasury bonds and non-investment grade residual securities. Changes to the fair value of trading securities are recorded in the Consolidated Statement of Operations. At March 31, 2011 there were $160.7 million in U.S. Treasury bonds in trading as compared to $160.8 million in U.S. Treasury bonds at December 31, 2010. U.S. Treasury bonds held in trading are used as an offset against changes in the valuation of the MSR portfolio, however, these securities do not qualify as an accounting hedge as defined in U.S. GAAP. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Securities classified as available-for-sale. Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, decreased to $452.4 million at March 31, 2011, from $475.2 million at December 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans available-for-sale. A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At March 31, 2011, we held loans available-for-sale of $1.6 billion, which was a decrease of $1.0 billion from $2.6 billion held at December 31, 2010. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates loan originations tend to decrease. The decrease in the balance of loans available-for-sale was principally attributable to the timing of loan sales. With respect to such loans sold to Ginnie Mae, a corresponding liability is included in other liabilities. During the three months ended March 31, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value. For further information on our loans available-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans held-for-investment. Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans and leases. Loans held-for-investment decreased from $6.3 billion at December 31, 2010, to $5.8 billion at March 31, 2011 primarily due to warehouse loans decreasing 57.9 percent at March 31, 2011 compared to December 31, 2010, as a result of the lower loan origination volume. Commercial real estate loans decreased $80.1 million to $1.2 billion, residential first mortgage loans held-for-investment decreased $32.9 million to $3.8 billion, consumer loans decreased $22.0 million to $336.0 million, and second mortgage loans decreased $9.6 million to $165.2 million, from December 31, 2010 to March 31, 2011. These portfolios continued to decrease as we continued to primarily originate residential first mortgage loans for sale rather than investment, these decreases were partially offset by an increase of $25.1 million in commercial lease financing as we began to execute our on-going strategic initiatives mentioned above. For information relating to the concentration of credit of our loans held for investment, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.
Quality of Earning Assets
     The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

		For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
		(Dollars in thousands)
Non-performing loans	$368,152	$318,416	$911,372	$1,013,828	$1,136,205
Repurchased non-performing assets, net	32,402	28,472	31,165	27,985	29,189
Real estate and other repossessed assets, net	146,372	151,085	198,585	198,230	167,265

Non-performing assets held-for-investment, net	546,926	497,973	1,141,122	1,240,043	1,332,659

Non-performing loans available-for-sale	6,598	94,889	—	—	—

Total non-performing assets including loans available-for-sale	$553,524	$592,862	$1,141,122	$1,240,043	$1,332,659

Ratio of non-performing assets to total assets	4.26%	4.35%	8.25%	9.06%	9.30%
Ratio of non-performing loans held for investment to loans held-for-investment	6.39%	5.05%	12.46%	13.76%	14.99%
Ratio of allowance to non-performing loans held for investment	73.6%	86.1%	52.0%	52.3%	47.4%
Ratio of allowance to loans held-for-investment	4.70%	4.35%	6.48%	7.20%	7.10%
Ratio of net charge-offs to average loans held-for- investment (1)	0.54%	1.44%	1.48%	1.27%	0.66%

(1)	Does not include non-performing loans available-for-sale. At December 31, 2010, net charge off to average loans held-for-investment ratio was 6.26%, including the loss recorded on the non-performing loan sale.

     The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

		For the Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Beginning balance	$253,934	$327,311	$440,948
Additions	29,791	23,380	44,697
Returned to performing	(14,973)	(11,606)	(8,812)
Principal payments	(1,818)	(8,873)	(8,521)
Sales	(4,243)	(21,058)	(8,629)
Charge-offs, net of recoveries	(20,532)	(46,204)	(7,699)
Valuation write-downs	(2,153)	(9,016)	—

Ending balance	$240,006	$253,934	$451,984

     Delinquent loans held-for-investment. Loans are considered to be delinquent when any payment of principal or interest is past due. While it is the goal of management to work out a satisfactory repayment schedule or modification with a delinquent borrower, we will undertake foreclosure proceedings if the delinquency is not satisfactorily resolved. Our procedures regarding delinquent loans are designed to assist borrowers in meeting their contractual obligations. We customarily mail several notices of past due payments to the borrower within 30 days after the due date and late charges are assessed in accordance with certain parameters. Our collection department makes telephone or personal contact with borrowers after a 30-day delinquency. In certain cases, we recommend that the borrower seek credit-counseling assistance and may grant forbearance if it is determined that the borrower is likely to correct a loan delinquency within a reasonable period of time. We cease the accrual of interest on loans that we classify as “non-performing” because they are more than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. Such interest is recognized as income only when it is actually collected.
     At March 31, 2011, we had $518.3 million loans held-for- investment that were determined to be delinquent. Of those delinquent loans, $368.2 million of loans were non-performing held-for-investment, of which $209.0 million, or 57.0 percent, were single-family residential first mortgage loans. At December 31, 2010, $505.6 million in loans were determined to be delinquent, of which $318.4 million of loans were non-performing, and of which $130.4 million, or 41.0 percent were single-family residential first mortgage loans. At March 31, 2011, non-performing loans available-for-sale totaled $6.6 million, compared to $94.9 million at December 31, 2010. The $88.3 million decrease from December 31, 2010 to March 31, 2011 in non-performing loans available-for-sale, was primarily due to the sale of $80.3 million of non-performing residential first mortgage loans at a sale price which approximated carrying value in the first quarter 2011.
     Residential first mortgage loans. As of March 31, 2011, non-performing residential first mortgages, including land lot loans, increased to $199.0 million, up $79.1 million or 66.0 percent, from $119.9 million at December 31, 2010. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2010 and 2011. Net charge-offs within the residential first mortgage portfolio totaled $2.1 million for the three months ended March 31, 2011 compared to $29.0 million for the comparable period in 2010. This reduction in net charge-offs is due to the sale or transfer to available-for-sale of substantially all of the non-performing residential first mortgages in the fourth quarter of 2010. Management expects this reduction in net charge-offs to continue for the remainder of 2011.
     Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2010 and 2011. Non-performing commercial real estate loans have decreased to 12.5 percent of the portfolio at March 31, 2011 down from 14.1 percent as of December 31, 2010. Net charge-offs within the commercial real estate portfolio totaled $18.6 million for the three months ended March 31, 2011 up from $8.1 million for comparable period in 2010.
     Loan modifications. We may modify certain loans to retain customers or to maximize collection of the loan balance. We have maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers implemented have resulted in a significant increase in restructured loans. These loans are classified as trouble debt restructurings (“TDRs”) and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months.

     The following table sets forth information regarding TDRs at March 31, 2011:

		TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Consumer loans (1)	$561,371	$97,159	$658,530
Commercial loans (2)	27,226	53,965	81,191

	$588,597	$151,124	$739,721

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans.
     The following table sets forth information regarding delinquent loans at the dates listed. At March 31, 2011, 63.5 percent of all delinquent loans were loans in which we had a first lien position on residential real estate.
DELINQUENT LOANS HELD-FOR-INVESTMENT

Days Delinquent	March 31, 2011	December 31, 2010
	(Dollars in thousands)
30 — 59
Consumer loans:
Residential first mortgage	$83,031	$96,768
Second mortgage	2,036	3,587
HELOC	2,704	3,735
Other	809	939
Commercial loans:
Commercial and industrial	38	175
Commercial real estate	5,514	28,245

Total 30- 59 days delinquent	94,132	133,449

60 - 89
Consumer loans:
Residential first mortgage	44,596	40,821
Second mortgage	1,722	1,968
HELOC	1,123	3,783
Other	407	335
Commercial loans:
Commercial and industrial	—	55
Commercial real estate	8,189	6,783

Total 60- 89 days delinquent	56,037	53,745

90 +
Consumer loans:
Residential first mortgage	199,033	119,903
Second mortgage	8,339	7,480
HELOC	7,104	6,713
Other	2,773	3,843
Commercial loans:
Commercial and industrial	4,897	4,918
Commercial real estate	146,006	175,559

Total 90+ days delinquent	368,152	318,416

Total delinquent loans	$518,321	$505,610

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $164.2 million, 60 day delinquencies equaled $96.4 million and 90+ day delinquencies equaled $415.6 million at March 31, 2011. Total delinquent loans under the MBA Method total $676.2 million or 12.5 percent of loans held-for-investment at March 31, 2011. By comparison, 30 day delinquencies equaled $215.0 million, 60 day delinquencies equaled $111.4 million and 90+ day delinquencies equaled $365.0 million at December 31, 2010 under the MBA Method and total delinquent loans under the MBA Method were $691.4 million or 11.0 percent of loans held-for-investment at December 31, 2010.
     The following table sets forth information regarding non-performing loans as to which we have ceased accruing interest:
NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

		At March 31, 2011
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
		(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,751,772	$197,871	5.3%	55.0%
Second mortgage	165,161	8,339	5.0	2.3
Construction	3,246	1,959	60.4	0.5
Warehouse lending	303,785	28	0.0	0.1
HELOC	255,012	6,928	2.7	1.9
Other consumer	81,037	232	0.3	—

Total consumer loans	4,560,013	215,357	4.7	59.8
Commercial loans:
Commercial real estate	1,170,198	143,333	12.2	39.8
Commercial lease financing	25,138	—	—	—
Commercial and industrial	9,326	1,614	17.3	0.4

Total commercial loans	1,204,662	144,947	12.0	40.2

Total loans	5,764,675	$360,304	6.3%	100.0%

Less allowance for loan losses	(271,000)

Total loans held-for-investment, net	$5,493,675

     Asset sale. On November 15, 2010, we sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the available-for-sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses. During the first quarter 2011, we sold $80.3 million of the $104.2 million non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value.
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
     We perform a detailed credit quality review at least annually on large commercial loans as well as on selected other smaller balance commercial loans. Commercial and commercial real estate loans that are determined to be substandard and certain delinquent residential first mortgage loans that exceed $1.0 million are treated as impaired and are individually evaluated to determine the necessity of a specific allowance. Accounting standards require a specific allowance to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.
     A portion of the allowance is also allocated to the remaining classified commercial loans by applying projected loss ratios, based on numerous factors identified below, to the loans within the different risk ratings.
     Additionally, management has sub-divided the homogeneous portfolios, including consumer and residential first mortgage loans, into categories that have exhibited a greater loss exposure such as delinquent and modified loans. The portion of the allowance allocated to other consumer and residential mortgage loans is determined by applying projected loss ratios to various segments of the loan portfolio. Projected loss ratios incorporate factors such as recent charge-off experience, current economic conditions and trends, and trends with respect to past due and non-accrual amounts.
     Our assessments of loss exposure from the homogeneous risk pools discussed above are based upon consideration of the historical loss rates associated with those pools of loans. Such loans are included within residential first mortgage loans, as to which we establish a reserve based on a number of factors, such as days past due, delinquency and severity rates in the portfolio, loan-to-value ratios based on most recently available appraisals or broker price opinions, and availability of mortgage insurance or government guarantees. The severity rates used in the determination of the adequacy of the allowance for loan losses are indicative of, and thereby inclusive of consideration of, declining collateral values.
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
     The allowance for loan losses decreased to $271.0 million at March 31, 2011 from $274.0 million at December 31, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 73.6 percent from 86.1 percent at December 31, 2010. The allowance for loan losses as a percentage of investment loans increased to 4.70 percent as of March 31, 2011 from 4.35 percent as of December 31, 2010.

     The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

		At March 31, 2011
	Investment	Percent		Percentage to
	Loan	of	Allowance	Total
	Portfolio	Portfolio	Amount	Allowance
		(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,751,772	65.0%	$127,200	47.0%
Second mortgage	165,161	2.9	22,095	8.2
Construction	3,246	0.1	839	0.3
Warehouse lending	303,785	5.3	2,016	0.7
HELOC	255,012	4.4	16,889	6.2
Other	81,037	1.4	2,479	0.9

Total consumer loans	4,560,013	79.1	171,518	63.3
Commercial loans:
Commercial real estate	1,170,198	20.3	92,404	34.1
Commercial lease financing	25,138	0.4	251	0.1
Commercial and industrial	9,326	0.2	1,647	0.6

Total commercial loans	1,204,662	20.9	94,302	34.8

Unallocated	—	—	5,180	1.9

Total consumer and commercial loans	$5,764,675	100.0%	$271,000	100.0%

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.
     The following table shows the activity in the allowance for loan losses during the indicated periods:
ACTIVITY WITHIN THE ALLOWANCE FOR LOAN LOSSES

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$274,000	$524,000
Provision charged to operations	28,309	63,559
Charge-offs	(34,119)	(51,560)
Recoveries	2,810	2,001

Balance, end of period	$271,000	$538,000

     The following table sets forth information regarding non-performing loans (i.e., over 90 days delinquent loans) at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Non-performing loans	(Dollars in thousands)
Loans secured by real estate
Consumer loans:
Home loans — secured by first lien	$199,033	$119,903
Home loans — secured by second lien	8,339	7,480
Home equity lines of credit	7,104	6,713
Construction — residential	2,467	3,021
Warehouse lending	28	—
Commercial loans:
Commercial real estate	146,006	175,559

Total non-performing loans secured by real estate	362,977	312,676
Consumer loans:
Other consumer	278	822
Commercial loans:
Commercial and industrial	4,897	4,918

Total non-performing loans held in portfolio	$368,152	$318,416

     In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2009 and increased substantially in 2010 and 2011. As of March 31, 2011, we had $739.7 million in restructured loans in the loans held for investment portfolio, of which $151.1 million were included in non-performing loans.
     Restructured loans by loan type are presented in the following table:

	March 31,	December 31,
Restructured Loans	2011	2010
	(Dollars in thousands)
Consumer loans:
Residential first mortgage loans	$643,462	$654,414
Second mortgage loans	15,068	15,633
Commercial loans:
Commercial real estate loans	81,150	98,590
Commercial and industrial loans	41	42

Total	$739,721	$768,679

     Accrued interest receivable. Accrued interest receivable decreased from $27.4 million at December 31, 2010 to $24.6 million at March 31, 2011. Our total earning assets decreased $764.6 million to $9.4 billion at March 31, 2011 as compared to $10.1 billion at December 31, 2010. During the first quarter 2011, $1.4 million of accrued interest on non-performing loans was charged off. We typically collect interest in the month following the month in which it is earned.
     Repossessed assets. Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At March 31, 2011, repossessed assets totaled $146.4 million compared to $151.1million at December 31, 2010. The decrease was the result of a $35.3 million decrease in the disposals of repossessed assets to $29.7 million in the first quarter 2011, offset by an increase of $7.5 million in the first quarter 2011 in new foreclosures, to $25.0 million during the three month period ended March 31, 2011 as compared to $17.5 million during the three month period ended December 31, 2010.
     Recently, increased attention has been placed in the mortgage banking industry’s documentation and review associated with foreclosure processes. We believe our foreclosure processes follow established safeguards, and we routinely review our policies and procedures to reconfirm the foreclosure asset quality.

     The following schedule provides the activity for repossessed assets during each of the past five quarters:
Net Repossessed Asset Activity

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
			(Dollars in thousands)
Beginning balance	$151,085	$198,585	$198,230	$167,265	$176,968
Additions	24,976	17,535	55,522	91,119	40,750
Disposals	(29,689)	(65,035)	(55,167)	(60,154)	(50,453)

Ending balance	$146,372	$151,085	$198,585	$198,230	$167,265

     FHLB stock. At March 31, 2011, holdings of FHLB stock remained unchanged from $337.2 at December 31, 2010. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater.
     Premises and equipment. Premises and equipment, net of accumulated depreciation, totaled $233.6 million at March 31, 2011, an increase of $1.4 million, or 0.6 percent from $232.2 million at December 31, 2010. Our investment in property and equipment decreased due to our decision to limit branch expansion and the closure of a portion of our home lending centers.
     Mortgage servicing rights. At March 31, 2011, MSRs included residential MSRs at fair value amounting to $635.1 million. At December 31, 2010, residential MSRs amounted to $580.3 million. During the three months ended March 31, 2011 and 2010, we recorded additions to our residential MSRs of $50.7 million and $48.3 million, respectively, due to loan sales or securitizations. Also, during the three months ended March 31, 2011, we reduced the amount of MSRs by $14.5 million related to loans that paid off during the period, offset by an increase of $18.6 million related to the realization of expected cash flows and market driven changes, primarily as a result of a decrease in interest rate lock commitments, a decrease in loan originations and a decline in margin. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $59.6 billion at March 31, 2011 compared to $56.0 billion at December 31, 2010, with the increase primarily attributable to loan origination activity for 2011.
     Government insured repurchased assets. Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain loans securitized in Ginnie Mae pools, if the loans meet certain delinquency criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the assets on the Consolidated Statement of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At March 31, 2011, the amount of such loans actually repurchased totaled $1.8 billion and were classified as government insured repurchased assets, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $92.3 million and were classified as loans available-for-sale. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as government insured repurchased assets, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale. The government insured repurchased assets remained relatively stable from December 31, 2010 to March 31, 2011.
     Substantially all of these assets continue to be insured or guaranteed by Ginnie Mae and our management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency, however increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchase assets earn interest at a statutory rate, which varies for each loan, but is, based on the 10-year U.S. Treasury bond par rate at the time the loan becomes 90 days delinquent. This interest is recorded as an offset to the related claims settlement expenses. Both the interest earned and the related claims settlement expenses are recorded in “asset resolution” expense on the Consolidated Statements of Operations.

Liabilities
     Deposits. Our deposits can be subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts increased $108.9 billion, or 2.02 percent to $5.5 billion at March 31, 2011, from $5.4 billion at December 31, 2010. Saving and checking accounts totaled 31.7 percent of total retail deposits at March 31, 2011. In addition, at March 31, 2011, retail certificates of deposit totaled $3.2 billion, with an average balance of $92,554 and a weighted average cost of 1.8 percent while money market deposits totaled $563.9 million, with an average cost of 0.8 percent Overall, the retail division had an average cost of deposits of 1.4 percent at March 31, 2011 versus 1.5 percent at December 31, 2010, reflecting increases in demand savings and money market accounts balances as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposit.
     We call on local governmental agencies as another source for deposit funding. Government banking deposits increased $89.6 million, or 13.5 percent, to $753.6 million at March 31, 2011, from $664.0 million at December 31, 2010. These balances fluctuate during the year as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 0.7 percent at March 31, 2011 and December 31, 2010. These deposit accounts include $228.9 million of certificates of deposit with maturities typically less than one year and $514.4 million in checking and savings accounts at March 31, 2011.
     In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2010 or thus far in 2011. During the first three months of 2011 wholesale deposit accounts decreased by $70.8 billion, or 8.0 percent, to $812.5 million at March 31, 2011, from $883.3 billion at December 31, 2010. These deposits had a weighted average cost of 3.1 percent at March 31, 2011 versus 3.0 percent at December 31, 2010.
     Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits decreased $376.8 million to $689.6 million at March 31, 2011 from $1.1 billion at December 31, 2010. This decrease is the result of $376.5 million outflows primarily associated with timing of payments to tax authorities on behalf of mortgage customers.
     We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At March 31, 2011, $796.4 million of total CDs were enrolled in the CDARS program, with $727.3 million originating from public entities and $76.4 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $119.0 million from public entities and $677.4 million from retail customers at March 31, 2011.

The composition of our deposits was as follows:

	Deposit Portfolio
	March 31, 2011			December 31, 2010
		Month	Percent		Month	Percent
		End	Of		End	Of
	Balance	Rate(1)	Balance	Balance	Rate(1)	Balance
			(Dollars in thousands)
Demand accounts	$612,855	0.3%	7.9%	$589,926	0.3%	7.4%
Savings accounts	1,127,367	0.9	14.6	1,011,512	0.9	12.7
MMDA	563,905	0.8	7.3	552,000	0.8	6.9
Certificates of deposit (2)	3,189,138	1.8	41.1	3,230,972	2.0	40.4

Total retail deposits	5,493,265	1.4	70.9	5,384,410	1.5	67.4
Demand accounts	90,860	0.5	1.2	78,611	0.4	1.0
Savings accounts	423,206	0.7	5.4	337,602	0.7	4.2
Certificates of deposit	239,495	0.9	3.1	247,763	0.9	3.1

Total government deposits (3)	753,561	0.7	9.7	663,976	0.7	8.3
National accounts	812,463	3.1	10.5	883,270	3.0	11.0
Company controlled deposits (4)	689,621	—	8.9	1,066,443	—	13.3

Total deposits (5)	$7,748,910	1.3%	100.0%	$7,998,099	1.4%	100.0%

(1)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.8 billion and $1.7 billion at March 31, 2011 and December 31, 2010, respectively.

(3)	Government accounts include funds from municipalities and schools.

(4)	These accounts represent portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.3 billion and $1.2 billion at March 31, 2011 and December 31, 2010, respectively.
     FHLB advances. FHLB advances decreased $325.1 million, or 8.7 percent, to $3.4 billion at March 31, 2011, from $3.7 billion at December 31, 2010. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available-for-sale and the availability of lower cost funding sources such as repurchase agreements.
     Security repurchase agreements. In the second quarter of 2010 we prepaid our entire balance of security repurchase agreements, totaling $310.6 million. We made no new borrowings utilizing security repurchase agreements.
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
     Long-term debt. As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years. Based upon recently-enacted federal banking legislation, trust preferred securities may no longer be included as part of the Bank’s Tier 1 capital issued after May 19, 2010, and existing trust preferred securities may remain includable in Tier 1 capital only if the Bank had total assets of $15.0 billion or less at December 31, 2010. On such date, the Bank had assets below that amount, and its trust preferred securities therefore should remain includable in Tier 1 capital even if the Bank’s assets subsequently increase above the $15.0 billion asset level.
     Accrued interest payable. Accrued interest payable decreased $2.9 million, or 21.9 percent, to $10.1 million at March 31, 2011 from $13.0 million at December 31, 2010. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. A significant portion of the decrease was a result of the decrease in rates on our deposit accounts. For the three month period ended March 31, 2011, the average overall rate on our deposits decreased 65 basis points to 1.6 percent from 2.3 percent for the same period in 2010.

     Secondary market reserve. We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers , including securitization trusts we sponsored, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $79.4 million at March 31, 2011 and December 31, 2010.
     For the three months ended March 31, 2011, we increased the provision $2.3 million for new loan sales and $20.4 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $22.8 million, net of recoveries for realized losses.
     Other liabilities. Other liabilities decreased $26.8 million to $292.9 million at March 31, 2011, from $319.7 million at December 31, 2010. Other liabilities primarily consist of undisbursed payments, escrow accounts and the Ginnie Mae liability. The decrease in other liabilities was primarily due to a $19.7 million decrease in the liability from December 31, 2010 to $92.3 million at March 31, 2011, for certain loans sold to Ginnie Mae, as to which we have not yet repurchased but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans available-for-sale. Undisbursed payments on loans serviced for others totaled $58.1 million and $67.2 million at March 31, 2011 and December 31, 2010, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges, which have not been remitted to investors. Escrow accounts totaled $25.5 million and $18.5 million at March 31, 2011 and December 31, 2010, respectively. These accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowner’s insurance, and other insured product liabilities.
Capital Resources and Liquidity
     Our principal uses of funds include loan originations and operating expenses. At March 31, 2011, we had outstanding rate-lock commitments to lend $2.3 billion in mortgage loans. We did not have any outstanding commitments to make other types of loans at March 31, 2011. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.6 billion at March 31, 2011, compared to $1.4 billion at December 31, 2010.
     Capital. We had a loss of $31.7 million during the three months ended March 31, 2011. On January 27, 2010, our stockholders, including MP Thrift exercised their rights to purchase 42.3 million shares of our common stock for approximately $300.6 million in a rights offering which expired on February 8, 2010. On March 31, 2010, we completed a registered offering of 57.5 million shares of common stock. The public offering price of the common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20.0 million shares at $5.00 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses. On May 27, 2010, our Board of Directors authorized a 1-for-10 reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split became effective on May 27, 2010. In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 1.53 billion to 153 million. The number of authorized shares of common stock was reduced from 3 billion to 300 million. On April 1, 2010, MP Thrift converted $50 million of 10% convertible trust preferred securities due in 2039 into 6.25 million shares of our common stock (as adjusted for the reverse stock split). On November 2, 2010, we completed a registered offering of 14,192,250 shares of our mandatorily convertible non-cumulative perpetual preferred stock which included 692,250 shares issued pursuant to the underwriter over-allotment option and a registered offering of 115,655,000 shares of our common stock. The public offering price of the convertible preferred stock and the common stock was $20.00 and $1.00 per share, respectively. Stockholders’ approved an amendment to increase the number of authorized shares of common stock from 300,000,000 shares to 700,000,000 shares, each share of convertible preferred stock was automatically converted into 20 shares of common stock, based on a conversion price of $1.00 per share of common stock. MP Thrift, participated in the registered offerings and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).

     We did not pay any cash dividends on our common stock during the first quarter 2011 and the year 2010. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OTS to determine whether the distribution would not be advisable. We currently must seek approval from the OTS prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.
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
     At March 31, 2011, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 9.87 percent for Tier 1 capital and 20.51 percent for total risk-based capital.
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
     Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), increased $771.8 million to $1.7 billion at March 31, 2011. Management believes the increase in interest-earning deposits should allow us to fund the on-going strategic initiatives to increase commercial, specialty, small business, and mortgage warehouse lending. The increased liquidity derived from the lower origination volume was used during the first quarter 2011 to repay $325.0 million of short-term FHLB advances and to fund $376.8 million of company controlled deposit outflows primarily associated with timing of payments to tax authorities on behalf of mortgage customers.
     We primarily originate Agency eligible loans and therefore the majority of new loan origination is readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for managing daily borrowing needs, which allows us to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. The most recent addition was a pool of government guaranteed loans and a pool of government guaranteed receivables. Our commercial real estate loan portfolio has also been approved for use as FHLB collateral though we are currently pledging those assets to support our Federal Reserve Bank of Chicago discount window line of credit. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.
     The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the “haircut” off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.
     In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding of residential first mortgages (outflows) and then the securitization and sales of those mortgages (inflows). Our warehouse lines of credit also generate cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to the loans we service for others (primarily the agencies) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. These flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.
     As governed and defined by our internal liquidity policy, we maintain adequate liquidity levels appropriate to cover both operational and regulatory requirements. Each business day, we forecast a minimum of 30 days of daily cash needs and then several months beyond the near term horizon. This allows us to determine our projected near term daily cash fluctuations and also to plan and adjust, if necessary, future activities. As a result, we would be able to make adjustments to operations as required to meet the liquidity needs of our business, including adjusting deposit rates to increase deposits, planning for additional FHLB borrowings, accelerate loans held-for-sale loan sales (agency and or private), sell loans held-for-investment or securities, borrow using repurchase agreements, reduce originations, make changes to warehouse funding facilities, or borrowing from the discount window.

     Our liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. Management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations.
     Borrowings. The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral. At March 31, 2011, we had available collateral sufficient to access $4.2 billion of the line and had $3.4 billion of advances outstanding.
     We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At March 31, 2011, we had pledged commercial loans amounting to $461.6 million with a lendable value of $273.5 million. At December 31, 2010, we had pledged commercial loans amounting to $554.4 million with a lendable value of $300.8 million. At March 31, 2011, we had no borrowings outstanding against this line of credit.

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
     We also service residential first mortgages for various external parties. We receive a service fee based on the unpaid balances of servicing rights as well as ancillary income (late fees, float on payments, etc.) as compensation for performing the servicing function. An increase in mortgage prepayments, as is often associated with declining interest rates, can lead to reduced values on capitalized mortgage servicing rights and ultimately reduced loan servicing revenues. We hedge the market risk associated with mortgage servicing rights using a portfolio of U.S. Treasury note futures and options. To the extent that the hedging strategies are not effective, our profitability associated with the mortgage servicing activity may be adversely affected.
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
     The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2011 as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The March 31, 2011 and December 31, 2010 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment exceptions, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
     The analysis is based on our interest rate exposure at March 31, 2010 and December 31, 2010 and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in different interest rate outcomes are not incorporated in this analytical framework.
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

     The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

March 31, 2011					December 31, 2010
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change

300	$1,334	10.7%	$96	7.7%	300	$1,228	9.5%	$132	12.1%
200	1,338	10.6	100	8.1	200	1,211	9.2	116	10.6
100	1,317	10.3	79	6.4	100	1,175	8.8	80	7.3
Current	1,238	9.6	—	—	Current	1,095	8.1	—	—
-100	1,086	8.4	(152)	(12.3)	-100	982	7.2	(113)	(10.3)
     The March 31, 2011 risk profile has not changed significantly, compared to December 31, 2010. Our balance sheet is asset sensitive suggesting a rising interest rate environment would have a positive effect on the valuation and our net interest income. The positive effect is due to the amount of assets which are expected to re-price in the near term combined with liabilities having a longer maturities or re-pricing terms.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of March 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended March 31, 2011, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except the following risk factors that update and supplement the risk factors in those reports.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Sale of Unregistered Securities
The Company made no sales of unregistered securities during the quarter ended March 31, 2011.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended March 31, 2011.
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

FLAGSTAR BANCORP, INC. Registrant
Date: May 9, 2011	/s/ Joseph P. Campanelli
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