Form 10-Q
period 2011-06-30
FLAGSTAR BANCORP INC
filed 2011-08-08
CIK 1033012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑.
     As of August 2, 2011, 554,295,603 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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
     There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:
•	Volatile interest rates that impact, amongst other things, (i) the mortgage banking business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, growth opportunities and our ability to pay dividends to stockholders;

•	Our ability to raise additional capital;

•	Competitive factors for loans could negatively impact gain on loan sale margins;

•	Competition from banking and non-banking companies for deposits and loans can affect our growth opportunities, earnings, gain on sale margins, market share and ability to transform business model;

•	Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the mortgage loan secondary market, could adversely affect our business;

•	Changes in regulatory capital requirements or an inability to achieve desired capital ratios could adversely affect our growth and earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value or to transform business model;

•	General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

•	Factors concerning the implementation of proposed enhancements and transformation of our business model could result in slower implementation times than we anticipate and negate any competitive advantage that we may enjoy;

•	Actions of mortgage loan purchasers, guarantors and insurers regarding repurchases and indemnity demands and uncertainty related to foreclosure procedures could adversely affect our business activities and earnings;

•	The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of a new Bureau of Consumer Financial Protection and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency regulation may result in interpretations different than those of the Office of Thrift Supervision; and

•	Both the volume and the nature of consumer actions and other forms of litigation against financial institutions has increased and to the extent that such actions are brought against us, the cost of defending such suits as well as potential exposure could increase our costs of operations.
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

FLAGSTAR BANCORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I. — FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures about Market Risk	84
Item 4. Controls and Procedures	85
PART II. — OTHER INFORMATION	86
Item 1. Legal Proceedings	86
Item 1A. Risk Factors	86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3. Defaults upon Senior Securities	86
Item 4. (Removed and Reserved)	86
Item 5. Other Information	86
Item 6. Exhibits	87
SIGNATURES	88
EX-18.0
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Flagstar Bancorp, Inc.
Consolidated Statements of Financial Condition
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash items	$56,031	$60,039
Interest-earning deposits	701,852	893,495

Cash and cash equivalents	757,883	953,534
Securities classified as trading	292,438	160,775
Securities classified as available-for-sale	551,173	475,225
Loans available-for-sale ($1,870,499 and $2,343,638 at fair value at June 30, 2011 and December 31, 2010, respectively)	2,002,888	2,585,200
Loans repurchased with government guarantees	1,711,591	1,674,752
Loans held-for-investment ($21,514 and $19,011 at fair value at June 30, 2011 and December 31, 2010, respectively)	5,975,134	6,305,483
Less: allowance for loan losses	(274,000)	(274,000)

Loans held-for-investment, net	5,701,134	6,031,483

Total interest-earning assets	10,961,076	11,820,930
Accrued interest receivable	91,527	83,893
Repossessed assets, net	110,050	151,085
Federal Home Loan Bank stock	301,737	337,190
Premises and equipment, net	244,565	232,203
Mortgage servicing rights at fair value	577,401	580,299
Other assets	320,425	377,865

Total assets	$12,662,812	$13,643,504

Liabilities and Stockholders’ Equity
Deposits	$7,405,027	$7,998,099
Federal Home Loan Bank advances	3,406,571	3,725,083
Long-term debt	248,610	248,610

Total interest-bearing liabilities	11,060,208	11,971,792
Accrued interest payable	10,935	12,965
Secondary market reserve	79,400	79,400
Other liabilities	337,829	319,684

Total liabilities	11,488,372	12,383,841
Commitments and contingencies — Note 20	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3	3
Common stock $0.01 par value, 700,000,000 shares authorized; 554,163,337 and 553,313,113 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,542	5,533
Additional paid in capital — preferred	251,956	249,193
Additional paid in capital — common	1,464,131	1,461,373
Accumulated other comprehensive loss	(356)	(16,165)
Retained earnings (accumulated deficit)	(546,836)	(440,274)

Total stockholders’ equity	1,174,440	1,259,663

Total liabilities and stockholders’ equity	$12,662,812	$13,643,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
Interest Income
Loans	$98,155	$115,953	$200,269	$232,234
Securities classified as available-for-sale or trading	8,949	20,735	17,046	36,102
Interest-earning deposits and other	957	482	1,925	1,126

Total interest income	108,061	137,170	219,240	269,462

Interest Expense
Deposits	24,902	41,521	51,924	83,407
FHLB advances	30,218	42,151	60,196	83,938
Security repurchase agreements	—	1,597	—	2,750
Other	1,617	2,348	3,223	6,044

Total interest expense	56,737	87,617	115,343	176,139

Net interest income	51,324	49,553	103,897	93,323
Provision for loan losses	48,384	86,019	76,693	149,579

Net interest income (expense) after provision for loan losses	2,940	(36,466)	27,204	(56,256)

Non-Interest Income
Loan fees and charges	14,712	20,236	30,850	36,565
Deposit fees and charges	7,845	8,798	15,345	17,211
Loan administration	30,450	(54,665)	69,786	(28,515)
Gain on trading securities	102	69,660	28	66,348
Loss on transferors’ interest	(2,258)	(4,312)	(4,640)	(6,994)
Net gain on loan sales	39,827	64,257	90,012	116,823
Net loss on sales of mortgage servicing rights	(2,381)	(1,266)	(2,493)	(3,479)
Net gain on securities available-for-sale	—	4,523	—	6,689
Net gain on sale of assets	1,293	—	256	—
Total other-than-temporary impairment gain	39,725	11,274	39,725	36,796
Gain recognized in other comprehensive income before taxes	(55,309)	(11,665)	(55,309)	(40,473)

Net impairment losses recognized in earnings	(15,584)	(391)	(15,584)	(3,677)
Other fees and charges, net	(15,928)	(6,509)	(29,216)	(28,642)

Total non-interest income	58,078	100,331	154,344	172,329

Non-Interest Expense
Compensation, commissions and benefits	61,156	51,104	124,464	112,125
Occupancy and equipment	16,969	15,903	33,587	31,914
Asset resolution	23,282	52,587	61,391	75,246
Federal insurance premiums	10,789	10,640	19,515	20,688
Other taxes	667	841	1,533	1,696
Warrant income	(1,998)	(3,486)	(2,825)	(2,259)
Loss on extinguishment of debt	—	8,971	—	8,971
General and administrative	20,057	19,621	40,488	37,229

Total non-interest expense	130,922	156,181	278,153	285,610

Loss before federal income taxes	(69,904)	(92,316)	(96,605)	(169,537)
Provision for federal income taxes	264	—	528	—

Net Loss	(70,168)	(92,316)	(97,133)	(169,537)
Preferred stock dividend/accretion	(4,720)	(4,690)	(9,429)	(9,369)

Net loss applicable to common stock	$(74,888)	$(97,006)	$(106,562)	$(178,906)

Loss per share
Basic	$(0.14)	$(0.63)	$(0.19)	$(1.55)

Diluted	$(0.14)	$(0.63)	$(0.19)	$(1.55)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
(In thousands)

			Additional	Additional	Accumulated
			Paid in	Paid in	Other	Retained Earnings	Total
	Preferred	Common	Capital	Capital	Comprehensive	(Accumulated	Stockholders'
	Stock	Stock	Preferred	Common	Income (Loss)	Deficit)	Equity

Balance at January 1, 2010	$3	$469	$243,778	$447,449	$(48,263)	$(46,712)	$596,724
(Unaudited)
Net loss	—	—	—	—	—	(169,537)	(169,537)
Reclassification of gain on sale of securities available-for-sale	—	—	—	—	(6,278)	—	(6,278)
Reclassification of loss on securities available-for-sale due to other-than- temporary impairment	—	—	—	—	3,677	—	3,677
Change in net unrealized loss on securities available-for-sale	—	—	—	—	27,582	—	27,582

Total comprehensive loss	—						(144,556)
Issuance of common stock	—	1,061	—	625,852	—	—	626,913
Restricted stock issued	—	—	—	(12)	—	—	(12)
Dividends on preferred stock	—	—	—	—	—	(6,666)	(6,666)
Accretion of preferred stock	—	—	2,703	—	—	(2,703)	—
Stock-based compensation	—	3	—	4,071	—	—	4,074
Tax effect from stock-based compensation	—	—	—	(116)	—	—	(116)

Balance at June 30, 2010	$3	$1,533	$246,481	$1,077,244	$(23,282)	$(225,618)	$1,076,361

Balance at January 1, 2011	$3	$5,533	$249,193	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	—	(97,133)	(97,133)
Change in net unrealized loss on securities available-for-sale	—	—	—	—	15,809	—	15,809

Total comprehensive loss	—	—	—	—	—	—	(81,324)
Restricted stock issued	—	2	—	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	—	(6,666)	(6,666)
Accretion of preferred stock	—	—	2,763	—	—	(2,763)	—
Stock-based compensation	—	7	—	2,760	—	—	2,767

Balance at June 30, 2011	$3	$5,542	$251,956	$1,464,131	$(356)	$(546,836)	$1,174,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Operating Activities
Net loss	$(97,133)	$(169,537)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	76,693	149,579
Depreciation and amortization	7,166	9,314
Increase in valuation allowance in mortgage servicing rights	—	(64)
Loss on fair value of residential first mortgage servicing rights net of hedging gains	16,596	153,672
Stock-based compensation expense	2,767	4,074
Gain on interest rate swap	—	(484)
Net loss on the sale of assets	585	6,436
Net gain on loan sales	(90,012)	(116,823)
Net loss on sales of mortgage servicing rights	2,493	3,479
Net gain on securities classified as available-for-sale	—	(6,689)
Other than temporary impairment losses on securities classified as available-for-sale	15,584	3,677
Net gain on trading securities	(28)	(66,348)
Net loss on transferor interest	4,640	6,994
Proceeds from sales of loans available-for-sale	10,456,988	10,179,349
Origination and repurchase of mortgage loans available-for-sale, net of principal repayments	(9,820,042)	(10,197,955)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(36,839)	(519,021)
Purchase of trading securities	(131,754)	(899,012)
Increase in accrued interest receivable	(7,634)	(14,048)
Proceeds from sales of trading securities	—	806,496
Decrease (increase) in other assets	85,684	(29,522)
Decrease in accrued interest payable	(2,030)	(969)
Net tax effect of stock grants issued	—	116
Increase (decrease) liability for checks issued	2,850	(4,657)
Increase in federal income taxes payable	—	455
(Decrease) increase in payable for mortgage repurchase option	(7,862)	121,235
Decrease in other liabilities	(6,406)	(1,554)

Net cash provided (used) in operating activities	472,306	(581,807)

Investing Activities
Net change in other investments	—	13,650
Proceeds from the sale of investment securities available-for-sale	—	401,104
Net purchase of investment securities available-for-sale	(75,673)	(153,071)
Net proceeds from sales of portfolio loans	(20,366)	(58,546)
Origination of portfolio loans, net of principal repayments	191,947	127,234
Proceeds from the disposition of repossessed assets	63,797	108,799
Redemption of Federal Home Loan Bank Stock	35,453	—
Acquisitions of premises and equipment, net of proceeds	(19,457)	(4,451)
Proceeds from the sale of mortgage servicing rights	44,520	112,848

Net cash provided by investing activities	220,221	547,567

Flagstar Bancorp, Inc.
Consolidated Statements of Cash Flows , Continued
(In thousands)

	For the Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Financing Activities
Net decrease in deposit accounts	(593,072)	(524,423)
Net decrease in Federal Home Loan Bank advances	(318,512)	(250,000)
Net decrease in security repurchase agreements	—	(108,000)
Net receipt of payments of loans serviced for others	10,726	11,738
Net receipt of escrow payments	19,346	7,423
Net tax benefit for stock grants issued	—	(116)
Dividends paid to preferred stockholders	(6,666)	(6,666)
Issuance of common stock	—	576,913

Net cash used in financing activities	(888,178)	(293,131)

Net decrease in cash and cash equivalents	(195,651)	(327,371)

Beginning cash and cash equivalents	953,534	1,082,489

Ending cash and cash equivalents	$757,883	$755,118

Loans held-for-investment transferred to repossessed assets	$100,298	$279,955

Total interest payments made on deposits and other borrowings	$117,374	$177,108

Federal income taxes paid	$—	$341

Reclassification of mortgage loans originated for portfolio to mortgage loans available-for-sale	$32,886	$58,546

Reclassification of mortgage loans originated available-for-sale then transferred to portfolio loans	$12,520	$—

Mortgage servicing rights resulting from sale or securitization of loans	$88,954	$93,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.
Notes to the Consolidated Financial Statements (Unaudited)
Note 1 — Nature of Business
     Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. Flagstar is the largest insured depository institution headquartered in Michigan, and is the largest publicly held savings bank headquartered in the Midwest. At June 30, 2011, Flagstar had $12.7 billion in total assets, $7.4 billion in deposits and $1.2 billion in stockholders’ equity.
     The Company offers a full array of banking and lending products and services to meet the needs of both consumers and businesses. Consumer products include deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. Business products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.
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
     The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) through July 21, 2011 and the Office of the Comptroller of the Currency (“OCC”) thereafter. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
Note 2 — Basis of Presentation, Recent Developments and Accounting Policies
     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.
Recent Developments
     On July 26, 2011, the Bank entered into an agreement for the sale or lease of its 27-branch Georgia retail bank branch franchise to PNC Bank, N.A., part of The PNC Financial Services Group, Inc (“PNC”). Management believes the transaction is consistent with its strategic focus on its core Midwest banking markets, and on its deployment of capital towards its continuing growth in commercial and consumer banking in those markets, as well as the emerging Northeast market.
     Under the agreement, PNC is to purchase the facilities or assume the leases associated with the branches and is to purchase associated business and retail deposits (approximately $240 million at June 30, 2011). PNC has agreed to pay the net book value of the acquired real estate and fixed and other personal assets (approximately $42 million at June 30, 2011) associated with the branches, and to assume all current lease obligations with respect to the branches. No loans are to be sold in connection with the transaction. In addition, PNC will be assuming certain liabilities associated with the Georgia retail bank branch franchise. PNC expects to offer employment to substantially all of the current Flagstar employees in the region (approximately 120 full-time employees at June 30, 2011). Flagstar’s Georgia retail bank franchise incurred a net loss from operations of approximately $4 million for the six months ended June 30, 2011. The Bank’s average deposit size of the branches was approximately $9 million, 41.6 percent of which were comprised of certificates of deposits. The Georgia retail bank franchise held approximately 0.3 percent of the total deposits in the Atlanta, Georgia Metropolitan area, while operating approximately 3.0 percent of all branches in that area.
     The agreement includes customary representations, warranties, and covenants and customary indemnification, non-compete, non-solicitation and termination provisions. The agreement also includes customary closing conditions and is subject to regulatory approval. The transaction is anticipated to close during December 2011 and may be terminated by either party if the closing has not occurred by June 15, 2012. In addition, the Company agreed to be subject to the agreement’s restrictions on competition, solicitation and exclusive dealing.
     The 27 affected branches will operate in accordance with the prior course of business through closing of the transaction, including transactions involving customer ATM cards, checks and accounts.
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
Pending Accounting Pronouncements
     In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The troubled debt restructuring (“TDR”) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in the guidance also ends the FASB’s deferral of the additional disclosures about TDRs. The provisions of this guidance are effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.
     In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.” Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

     In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. Some of the amendments the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”), by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and respective disclosure requirements are the same except for inconsequential differences in wording and style. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.
     In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance improves the comparability of financial reporting and facilitates the convergence of U.S. GAAP and IFRS be amending the guidance in ASC 220, Comprehensive Income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.
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
Assets
     Securities classified as trading. These securities are comprised of United States Department of the Treasury (“U.S. Treasury”) bonds. The U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy.
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

     Loans available-for-sale. At June 30, 2011 and December 31, 2010, the majority of the Company’s loans originated and classified as available-for-sale were reported at fair value and classified as Level 2. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. At June 30, 2011 and December 31, 2010, the Company had $132.8 million and $241.6 million, respectively, of loans which were originated prior to the fair value election and accounted for at lower of cost or market. These loans had an aggregate fair value that exceeded the recorded amount. The $108.8 million decrease was primarily due to the reclassification of $19.7 million of Ginnie Mae loans, which are serviced for others but a unilateral right to repurchase exists, to loans held-for-investment upon purchase of those loans, and the sale of $80.3 million of non-performing residential first mortgage loans during the six months ended June 30, 2011. Loans as to which the Company has the unilateral right to repurchase from certain securitization transactions, but has not yet repurchased, are classified as available-for-sale and accounted for at historical cost, based on current unpaid principal balance.
     Loans held-for-investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value and liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. If the fair value of collateral is used to establish an allowance, the underlying impaired loan must be assigned a classification in the fair value hierarchy. To the extent the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.
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
     Residential mortgage servicing rights. The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds, discount rates and delinquency rates with related servicing costs. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by the internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 10 — Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.
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

Assets and liabilities measured at fair value on a recurring basis
     The following tables present the financial instruments carried at fair value as of June 30, 2011 and December 31, 2010, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

				Total Carrying
June 30, 2011	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$292,437	$—	$—	$292,437
Securities classified as available-for-sale:
Non-agencies	—	—	418,765	418,765
U.S. government sponsored agencies	132,408	—	—	132,408
Loans available-for-sale:
Residential first mortgage loans	—	1,870,499	—	1,870,499
Loans held-for-investment:
Residential first mortgage loans	—	21,514	—	21,514
Residential mortgage servicing rights	—	—	577,401	577,401
Derivative assets:
Rate lock commitments	—	—	10,920	10,920

Total assets at fair value	$424,845	$1,892,013	$1,007,086	$3,323,944

Derivative liabilities:
U.S. Treasury futures	$6,104	$—	$—	$6,104
Agency forwards	4,686	—	—	4,686
Forward agency and loan sales	—	8,198	—	8,198

Total derivative liabilities	10,790	8,198	—	18,988

Warrant liabilities	—	6,476	—	6,476

Total liabilities at fair value	$10,790	$14,674	$—	$25,464

				Total Carrying
December 31, 2010	Level 1	Level 2	Level 3	Value
	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$160,775	$—	$—	$160,775
Securities classified as available-for-sale:
Non-agencies	—	—	467,488	467,488
U.S. government sponsored agencies	7,737	—	—	7,737
Loans available-for-sale:
Residential first mortgage loans	—	2,343,638	—	2,343,638
Loans held-for-investment:
Residential first mortgage loans	—	19,011	—	19,011
Residential mortgage servicing rights	—	—	580,299	580,299
Derivative assets:
Forward agency and loan sales	—	35,820	—	35,820
Rate lock commitments	—	—	14,396	14,396
Agency forwards	4,088	—	—	4,088

Total derivative assets	4,088	35,820	14,396	54,304

Total assets at fair value	$172,600	$2,398,469	$1,062,183	$3,633,252

Derivative liabilities:
U.S. Treasury futures	$(13,176)	$—	$—	$(13,176)
Warrant liabilities	—	(9,300)	—	(9,300)

Total liabilities at fair value	$(13,176)	$(9,300)	$—	$(22,476)

     There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three and six month periods ended June 30, 2011 and 2010. The derivatives are reported in other assets on the Consolidated Statements of Financial Condition and warrant liabilities are reported in other liabilities on the Consolidated Statements of Financial Condition.

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
Fair value measurements using significant unobservable inputs
     The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and six month periods ended June 30, 2011 and 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

		Total
		Realized/
	Balance at	Unrealized			Transfers in
For the Three Months Ended	Beginning	Gains /			and/or Out of	Balance at	Held at End
June 30, 2011	of Period	(Losses)	Purchases	Settlements	Level 3	End of Period	of Period (5)
				(Dollars in thousands)
Securities classified as available-for-sale: (2)(3)
Non-agencies	$444,957	$(5,363)	$—	$(20,829)	$—	$418,765	$10,221
Residential mortgage servicing rights	635,122	(95,976)	38,255	—	—	577,401	—
Derivative financial instruments:
Rate lock commitments	13,780	44,792	48,215	(95,867)	—	10,920	—

Totals	$1,093,859	$(56,547)	$86,470	$(116,696)	$—	$1,007,086	$10,221

For the Three Months Ended June 30, 2010
Securities classified as trading:
Non-investment grade residual interests (1)	$286	$(286)	$—	$—	$—	$—	$—
Securities classified as available-for-sale: (2)(3)
Non-agencies	523,901	14,323	—	(20,818)	—	517,406	25,914
Residential mortgage servicing rights	540,800	(111,715)	44,639	—	—	473,724	—
Derivative financial instruments:
Rate lock commitments (4)	13,085	—	33,075	—	—	46,160	—

Totals	$1,078,072	$(97,678)	$77,714	$(20,818)	$—	$1,037,290	$25,914

For the Six Months Ended June 30, 2011
Securities classified as available-for-sale: (2)(3) Non-agencies	$467,488	$2,359	$—	$(51,082)	$—	$418,765	$17,943
Residential mortgage servicing rights	580,299	(91,853)	88,955	—	—	577,401	—
Derivative financial instruments:
Rate lock commitments	14,396	38,590	97,059	(139,125)	—	10,920	—

Totals	$1,062,183	$(50,904)	$186,014	$(190,207)	$—	$1,007,086	$17,943

For the Six Months Ended June 30, 2010
Securities classified as trading:
Non-investment grade residual interests (1)	$2,057	$(2,057)	$—	$—	$—	$—	$—
Securities classified as available-for-sale: (2)(3)
Non-agencies	538,376	22,237	—	(43,207)	—	517,406	25,914
Residential mortgage servicing rights	649,133	(268,315)	92,906	—	—	473,724	—
Derivative financial instruments:
Rate lock commitments (4)	10,061	—	36,099	—	—	46,160	—

Totals	$1,199,627	$(248,135)	$129,005	$(43,207)	$—	$1,037,290	$25,914

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.

(3)	U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available-for-sale are valued using internal valuation models and pricing information from third parties.

(4)	Purchases as disclosed on a net basis and include purchases, issuances and settlements for the six months ended June 30, 2011 and June 30, 2010.

(5)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

     The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:
Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
June 30, 2011
Loans held-for-investment: (1)
Residential first mortgage loans	$30,265	$—	$30,265	$—
Commercial real estate loans	153,454	—	153,454	—
Repossessed assets (2)	110,050	—	110,050

Totals	$293,769	$—	$293,769	$—

December 31, 2010
Loans held-for-investment: (1)
Residential first mortgage loans	$32,025	$—	$32,025	$—
Commercial real estate loans	218,091	—	218,091	—
Repossessed assets (2)	151,085	—	151,085	—

Totals	$401,201	$—	$401,201	$—

(1)	The Company recorded $15.2 million and $29.8 million in fair value losses on impaired loans (include in provision for loan losses on the Consolidated Statements of Operations) during the three and six months ended June 30, 2011, respectively, compared to $60.7 million and $74.3 million in fair value losses on impaired loans during the three and six months ended June 30, 2010, respectively.

(2)	The Company recorded $5.7 million and $18.9 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net gains of $0.8 million and $0.7 million on sales of repossessed assets during the three and six months ended June 30, 2011, as compared to $32.2 million and $39.6 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net losses of $1.9 million and $6.3 million on sales of repossessed assets during the three and six months ended June 30, 2010.
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

     The following table presents the carrying amount and estimated fair value of certain financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$757,883	$757,883	$953,534	$953,534
Securities classified as trading	292,437	292,437	160,775	160,775
Securities classified as available-for-sale	551,173	551,173	475,225	475,225
Loans available-for-sale	2,002,888	2,008,273	2,585,200	2,513,239
Loans repurchased with government guarantees	1,711,591	1,711,591	1,674,752	1,674,752
Loans held-for-investment, net	5,701,134	5,651,358	6,031,483	5,976,623
Repossessed assets	110,050	110,050	151,085	151,085
FHLB stock	301,736	301,736	337,190	337,190
Mortgage servicing rights	577,401	577,401	580,299	580,299
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,447,009)	(2,323,499)	(2,153,438)	(2,075,898)
Certificates of deposit	(2,764,782)	(2,811,955)	(3,230,972)	(3,292,983)
Government accounts	(674,869)	(652,623)	(663,976)	(664,572)
National certificates of deposit	(703,201)	(720,330)	(883,270)	(906,699)
Company controlled deposits	(815,166)	(805,410)	(1,066,443)	(1,048,432)
FHLB advances	(3,406,572)	(3,611,611)	(3,725,083)	(3,901,385)
Long-term debt	(248,610)	(99,439)	(248,610)	(100,534)
Warrant liabilities	(6,476)	(6,476)	(9,300)	(9,300)
Derivative Financial Instruments:
Forward delivery contracts	(8,198)	(8,198)	35,820	35,820
Commitments to extend credit	10,920	10,920	14,396	14,396
U.S. Treasury and agency futures/forwards	(10,790)	(10,790)	(9,088)	(9,088)
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
     Loans repurchased with government guarantees. The carrying value of loans repurchased with government guarantees approximates fair value.
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

Note 4 — Investment Securities
     As of June 30, 2011 and December 31, 2010, investment securities were comprised of the following:

		Gross
	Amortized	Unrealized	Gross Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
June 30, 2011
Securities classified as trading:
U.S. Treasury bonds	$291,923	$851	$(336)	$292,438

Securities classified as available-for-sale:
Non-agencies	$446,020	$492	$(27,747)	$418,765
U.S. government sponsored agencies	131,497	985	(74)	132,408

Total securities classified as available-for-sale	$577,517	$1,477	$(27,821)	$551,173

December 31, 2010
Securities classified as trading:
U.S. Treasury bonds	$160,289	$486	$—	$160,775

Securities classified as available-for-sale:
Non-agencies	$510,167	$1,979	$(44,658)	$467,488
U.S. government sponsored agencies	7,211	526	—	7,737

Total securities classified as available-for-sale	$517,378	$2,505	$(44,658)	$475,225

Trading
     Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     For U.S. Treasury bonds held, the Company recorded an unrealized gain of $0.1 million during both the three and six month periods ended June 30, 2011, respectively. For the three and six month periods ended June 30, 2010, the Company recorded a gain of $69.6 million and $66.3 million, respectively, of which $21.0 million was unrealized gain on U.S. Treasury bonds held at June 30, 2010.
Available-for-Sale
     Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period. At June 30, 2011 and December 31, 2010, the Company had $551.2 million and $475.2 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations.
     The following table summarizes by duration the unrealized loss positions, at June 30, 2011 and December 31, 2010, on securities classified as available-for-sale:

	Unrealized Loss Position with			Unrealized Loss Position with
	Duration 12 Months and Over			Duration Under 12 Months
	Fair	Number of	Unrealized	Fair	Number of	Unrealized
Type of Security	Value	Securities	Loss	Value	Securities	Loss
	(Dollars in thousands)
June 30, 2011
U.S. government sponsored agency securities	$—	—	$—	$132,408	24	$(74)
Collateralized mortgage obligations	387,884	11	(27,747)	—	—	—

Total	$387,884	11	$(27,747)	$132,408	24	$(74)

December 31, 2010
Collateralized mortgage obligations	$432,577	11	$(44,658)	$—	—	$—

     The unrealized losses on securities available-for-sale amounted to $0.1 million in U.S. government sponsored agency securities and $27.7 million non-agency CMOs at June 30, 2011. These CMOs consist of interests in investment vehicles backed by residential first mortgage loans.

     An investment impairment analysis is triggered when the estimated market value is less than amortized cost for an extended period of time, generally six months. Before an analysis is performed, the Company also reviews the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting estimated cash flow of principal and interest is then utilized by management to estimate the amount of credit losses by security.
     The credit losses on the portfolio reflect the economic conditions present in the U.S. over the course of the last several years and the forecasted effect of changes in such conditions, including changes in the forecasted level of home prices. This includes high mortgage defaults, declines in collateral values and changes in homeowner behavior, such as intentionally defaulting on a note due to a home value worth less than the outstanding debt on the home (so-called “strategic defaults.”)
     In both the three and six month periods ended June 30, 2011, $15.6 million of OTTI, primarily due to forecasted credit losses on CMOs, that was recognized on eight securities that did not already have such losses prior to June 30, 2011. At June 30, 2011, the cumulative amount of OTTI due to credit losses totaled $53.1 million. During the three and six month periods ended June 30, 2010, additional OTTI due to credit losses on investments with existing OTTI credit losses totaled $0.4 million and $3.7 million, respectively, while additional OTTI due to credit loss was recognized on two securities that did not already have such losses at June 30, 2010. All OTTI due to credit losses was recognized in current operations.
     At June 30, 2011, the Company had total OTTI of $39.7 million on eight CMOs with existing OTTI in the available-for-sale portfolio with $55.3 million net gain recognized in other comprehensive income. At December 31, 2010, the Company had total OTTI of $43.6 million on 10 CMOs in the available-for-sale portfolio with $48.6 million in total net gain recognized in other comprehensive income. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss:

	For the Three Months Ended		For the Six Months
	June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$(38,744)	$(38,558)	$(40,046)	$(35,272)
Additions on securities with no prior OTTI	—	—	—	—
Reduction of principal on securities	1,217	—	2,519	—
Net change on securities with previous OTTI recognized	(15,584)	(391)	(15,584)	(3,677)

Balance, end of period	$(53,111)	$(38,949)	$(53,111)	$(38,949)

     Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three and six months ended June 30, 2011 and 2010, there were no sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank.
     Gains (losses) on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sales securities. During the three and six months ended June 30, 2011, the Company did not have any sales of non-agency securities compared to the same periods ended June 30, 2010, in which the Company sold $198.2 million and $251.0 million in non-agency securities available-for-sale, respectively, resulting in a net gain on sale of $4.5 million and $6.7 million, respectively.
     As of June 30, 2011 and December 31, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10 percent of the Company’s stockholders’ equity.

	June 30, 2011			December 31, 2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
		(Dollars in thousands)
Name of Issuer
Countrywide Home Loans	$152,156	$143,834	$173,860	$159,910
Flagstar Home Equity Loan Trust 2006-1	136,208	124,587	149,717	136,707

Total	$288,364	$268,421	$323,577	$296,617

Note 5 — Loans Available-for-Sale
     Total loans available-for-sale were $2.0 billion and $2.6 billion at June 30, 2011 and December 31, 2010, respectively, and were comprised primarily of residential first mortgage loans. During the six months ended June 30, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value.
     At June 30, 2011 and December 31, 2010, $1.9 billion and $2.3 billion of loans available-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.
Note 6 — Loans Repurchased With Government Guarantees
     Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquency loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans available-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company records the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At June 30, 2011, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $104.2 million and were classified as loans available-for-sale. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale.
     Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration (“FHA”) and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency; however increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.
     On June 30, 2011, the Company implemented a reclassification in the financial statement treatment of amounts due from the FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit arising from the underlying interest income as interest income. Previously, such income relating to the servicing of such delinquent loans was applied as a net offset to non-interest expense (i.e., asset resolution expense). The impact of the reclassification on the three- and six- month periods ended June 30, 2011, was an increase in net interest income of $12.7 million and $25.5 million, respectively, with a corresponding increase to asset resolution expense. The impact of the reclassification on the three- and six- month periods ended June 30, 2010, was an increase in net interest income of $7.1 million and $13.2 million, respectively, with a corresponding increase to asset resolution expense.
Note 7 — Loans Held-for-Investment
     Loans held-for-investment are summarized as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,744,342	$3,784,700
Second mortgage	155,537	174,789
Construction	898	8,012
Warehouse lending	513,678	720,770
HELOC	241,396	271,326
Other	77,052	86,710

Total consumer loans	4,732,903	5,046,307

Commercial loans:
Commercial real estate	1,111,131	1,250,301
Commercial and industrial	99,173	8,875
Commercial lease financing	31,927	—

Total commercial loans	1,242,231	1,259,176

Total consumer and commercial loans held-for-investment	5,975,134	6,305,483

Less allowance for loan losses	(274,000)	(274,000)

Loans held-for-investment, net	$5,701,134	$6,031,483

     For the three and six month periods ended June 30, 2011, the Company transferred $5.4 million and $12.5 million, respectively, in loans available-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the six months ended June 30, 2011, the Company sold $37.2 million of non-performing commercial real estate loans included in loans held-for-investment. During the year ended December 31, 2010, the Company transferred $578.2 million of non-performing residential first mortgage loans from loans held-for-investment to loans available-for-sale, as a result of the $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to available-for-sale.
     The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Total minimum lease payment to be received	$33,152	$—
Estimated residual values of lease properties	2,110	—
Less: unearned income	(3,335)	—

Net investment in commercial financing leases	$31,927	$—

     The following outlines the Company’s minimum lease receivables for direct financing leases for the five succeeding years and thereafter. The Company had no commercial financing leases at December 31, 2010.

June 30,
2011
(Dollars in thousands)
2011	$4,021
2012	7,139
2013	7,139
2014	7,376
2015	5,271
Thereafter	2,206

Total	$33,152

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

     The allowance for loan losses represents management’s estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. Consistent with such disclosure requirements, set forth below is the activity in the allowance for loan losses for the six-month and year-end periods noted:

			For the Year
	For the Six Months Ended		Ended
	June 30,	June 30,	December 31,
	2011	2010	2010
	(Dollars in thousands)
Beginning balance	$274,000	$524,000	$524,000
Provision for loan losses	76,693	149,579	426,353
Charge-offs
Consumer loans:
Residential first mortgage	(10,865)	(75,282)	(473,484)
Second mortgage	(11,916)	(15,096)	(27,976)
Construction	(419)	(81)	(581)
Warehouse lending	(288)	(1,749)	(2,154)
HELOC	(9,988)	(12,240)	(21,618)
Other	(1,346)	(1,616)	(2,620)

Total consumer loans	(34,822)	(106,064)	(528,433)
Commercial loans:
Commercial real estate	(45,246)	(39,736)	(152,369)
Commercial and industrial	(57)	(463)	(1,832)

Total commercial loans	(45,303)	(40,199)	(154,201)
Other	(1,259)	(1,385)	(2,840)

Total charge-offs	$(81,384)	$(147,648)	$(685,474)

Recoveries
Consumer loans:
Residential first mortgage	$494	$1,249	$2,506
Second mortgage	1,210	658	1,806
Construction	1	5	7
Warehouse lending	5	53	516
HELOC	929	702	1,531
Other	529	549	856

Total consumer loans	3,168	3,216	7,222
Commercial loans:
Commercial real estate	1,191	600	1,121
Commercial and industrial	—	2	19

Total commercial loans	1,191	602	1,140
Other	332	251	759

Total recoveries	$4,691	$4,069	$9,121

Charge-offs, net of recoveries	$(76,693)	$(143,579)	$(676,353)

Ending balance	$274,000	$530,000	$274,000

Net charge-off ratio	2.64%	5.42%	9.34%

     The allowance for loan losses by class of loan is summarized in the following table.

								Commercial
	Residential	Second		Warehouse		Commercial	Commercial	Lease
June 30, 2011	First Mortgage	Mortgage	Construction	Lending	Consumer(1)	Real Estate	and Industrial	Financing	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses
Beginning balance allowance for loan losses	$117,939	$25,186	$1,461	$4,171	$24,819	$93,437	$1,542	$—	$5,445	$274,000
Charge-offs	(10,865)	(11,916)	(419)	(288)	(12,593)	(45,246)	(57)	—	—	(81,384)
Recoveries	494	1,210	1	5	1,790	1,191	—	—	—	4,691
Provision	37,676	5,617	(805)	(2,268)	4,003	31,746	835	176	(287)	76,693

Ending balance allowance for loan losses	$145,244	$20,097	$238	$1,620	$18,019	$81,128	$2,320	$176	$5,158	$274,000

Ending balance: individually evaluated for impairment	$9,270	$563	$78	$—	$—	$39,028	$588	$—	$—	$49,527
Ending balance: collectively evaluated for impairment	37,494	1,324	—	—	—	67	—	—	—	38,885

Total allowance allocated to impaired loans	$46,764	$1,887	$78	$—	$—	$39,095	$588	$—	$—	$88,412

Loans held-for-investment
Ending balance	$3,744,342	$155,537	$898	$513,678	$318,448	$1,111,131	$99,173	$31,927	$—	$5,975,134

Ending balance: individually evaluated for impairment	$75,426	$3,970	$304	$—	$—	$182,066	$1,615	$—	$—	$263,381
Ending balance: collectively evaluated for impairment	483,790	9,378	—	—	—	428	—	—	—	493,596

Total impaired loans	$559,216	$13,348	$304	$—	$—	$182,494	$1,615	$—	$—	$756,977

December 31, 2010
Allowance for loan losses
Ending balance allowance for loan losses	$117,939	$25,187	$1,461	$4,171	$24,819	$93,436	$1,542	$—	$5,445	$274,000

Ending balance: individually evaluated for impairment	$8,677	$580	$458	$—	$7	$53,865	$425	$—	$—	$64,012
Ending balance: collectively evaluated for impairment	40,816	1,288	—	—	—	395	—	—	—	42,499

Total allowance allocated to impaired loans	$49,493	$1,868	$458	$—	$7	$54,260	$425	$—	$—	$106,511

Loans held-for-investment
Ending balance	$3,784,700	$174,789	$8,012	$720,770	$358,036	$1,250,301	$8,875	$—	$—	$6,305,483

Ending balance: individually evaluated for impairment	$75,375	$4,165	$1,364	$—	$52	$232,844	$1,619	$—	$—	$315,419
Ending balance: collectively evaluated for impairment	526,661	9,306	—	—	—	1,691	—	—	—	537,658

Total impaired loans	$602,036	$13,471	$1,364	$—	$52	$234,535	$1,619	$—	$—	$853,077

(1)	Consumer loans include HELOC and other consumer. Loans that are individually evaluated for impairment include only consumer HELOC loans at December 31, 2010. At June 30, 2011 and December 31, 2010 total consumer allowance for loan losses includes $16.2 million and $21.4 million of HELOC, respectively, and $1.8 million and $3.4 million of other consumer, respectively. At June 30, 2011 and December 31, 2010, total ending balance of loans held-for-investment includes $24.1 million and $271.3 million of HELOC, respectively, and $77.0 million and $86.7 million of other consumer, respectively.

(2)	Consumer loans include: residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing.

     There were loans totaling $0.4 million and $11.5 million greater than 90 days past due that were still accruing interest as of June 30, 2011 and December 31, 2010, respectively. The following table presents an age analysis of past due loans by class of loan.

	30-59 Days	60-89 Days	Greater than	Total		Total Investment	90 Days and Still
	Past Due	Past Due	90 days	Past Due	Current	Loans	Accruing
	(Dollars in thousands)
June 30, 2011
Consumer loans:
Residential first mortgage	$84,265	$42,911	$286,083	$413,259	$3,331,083	$3,744,342	$—
Second mortgage	2,180	718	6,242	9,140	146,397	155,537	—
Construction	—	—	898	898	—	898	—
Warehouse lending	—	—	28	28	513,650	513,678	—
HELOC	3,815	2,241	5,212	11,268	230,128	241,396	—
Other	925	212	288	1,425	75,627	77,052	36

Total consumer loans	91,185	46,082	298,751	436,018	4,296,885	4,732,903	36
Commercial loans:
Commercial real estate	1,352	187	103,014	104,553	1,006,578	1,111,131	402
Commercial lease financing	—	—	—	—	31,927	31,927	—
Commercial and industrial	40	—	1,616	1,656	97,517	99,173	—

Total commercial loans	1,392	187	104,630	106,209	1,136,022	1,242,231	402

Total loans	$92,577	$46,269	$403,381	$542,227	$5,432,907	$5,975,134	$438

December 31, 2010
Consumer loans:
Residential first mortgage	$96,768	$40,826	$119,903	$257,497	$3,527,203	$3,784,700	$—
Second mortgage	3,587	1,963	7,480	13,030	161,759	174,789	—
Construction	—	—	3,021	3,021	4,991	8,012	—
Warehouse lending	—	—	—	—	720,770	720,770	—
HELOC	3,735	3,783	6,713	14,231	257,095	271,326	—
Other	939	335	822	2,096	84,614	86,710	52

Total consumer loans	105,029	46,907	137,939	289,875	4,756,432	5,046,307	52
Commercial loans:
Commercial real estate	28,245	6,783	175,559	210,587	1,039,714	1,250,301	8,143
Commercial and industrial	175	55	4,918	5,148	3,727	8,875	3,300

Total commercial loans	28,420	6,838	180,477	215,735	1,043,441	1,259,176	11,443

Total loans	$133,449	$53,745	$318,416	$505,610	$5,799,873	$6,305,483	$11,495

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
     Loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as with a TDR. Loans on which interest accruals have been discontinued totaled approximately $402.9 million at June 30, 2011 and $306.9 million at December 31, 2010. Interest that would have been accrued on such loans totaled approximately $5.7 million and $11.1 million during the three- and six- months ended June 30, 2011, respectively, compared to $13.5 million and $21.7 million during the three- and six- months ended June 30, 2010, respectively.
     The Company may modify certain loans to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case by case basis. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-accruing prior to the restructuring or if the payment amount increased significantly. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest. At June 30, 2011, TDRs totaled $704.6 million of which $150.2 million were non-accruing and $2.1 million were classified as available-for-sale, compared to December 31, 2010, TDRs totaled $768.7 million of which $124.5 million were non-accruing and $34.0 million were classified as available-for-sale.

     A loan is impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans are as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Impaired loans with no allowance for loan losses allocated (1)	$82,017	$101,961
Impaired loans with allowance for loan losses allocated	674,960	751,116
Total impaired loans	$756,977	$853,077
Amount of the allowance allocated to impaired loans	$88,412	$106,511
Average investment in impaired loans	$807,180	$990,587
Cash-basis interest income recognized during impairment (2)	$16,534	$31,030

(1)	Includes loans for which the principal balance has been charged down to net realizable value.

(2)	Includes interest income recognized during the six months and twelve months ended June 30, 2011 and December 31, 2010, respectively.
     Those impaired loans not requiring an allowance represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At June 30, 2011, approximately 30.8 percent of the total impaired loans were evaluated based on the fair value of related collateral.

     The following table presents impaired loans with no related allowance and with an allowance recorded.

				Average	Interest
	Recorded	Unpaid Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized (1)
	(Dollars in thousands)
June 30, 2011
With no related allowance recorded:
Residential first mortgage	$37,974	$37,974	$—	$40,920	$868
Commercial real estate	44,043	72,626	—	46,724	818
Commercial and industrial (3)	—	—	—	21	—

	$82,017	$110,600	$—	$87,665	$1,686

With an allowance recorded:
Residential first mortgage	$521,242	$521,242	$46,764	$543,531	$11,267
Second mortgage	13,348	13,348	1,887	13,391	288
Construction	304	304	78	897	—
HELOC	—	—	—	17	—
Commercial real estate	138,451	177,038	39,095	160,083	2,921
Commercial and industrial (3)	1,615	1,615	588	1,596	372

	$674,960	$713,547	$88,412	$719,515	$14,848

Total
Residential first mortgage	$559,216	$559,216	$46,764	$584,451	$12,135
Second mortgage	13,348	13,348	1,887	13,391	288
Construction	304	304	78	897	—
HELOC	—	—	—	17	—
Commercial real estate	182,494	249,664	39,095	206,807	3,739
Commercial and industrial (3)	1,615	1,615	588	1,617	372

Total impaired loans	$756,977	$824,147	$88,412	$807,180	$16,534

December 31, 2010
With no related allowance recorded:
Residential first mortgage	$42,255	$42,255	$—	$54,482	$1,747
Commercial real estate	59,642	107,254	—	70,547	2,124
Commercial and industrial (3)	64	274	—	120	6

	$101,961	$149,783	$—	$125,149	$3,877

With an allowance recorded:
Residential first mortgage	$559,781	$559,781	$49,493	$553,231	$21,108
Second mortgage	13,471	13,471	1,868	13,987	551
Construction	1,364	1,364	458	1,803	3
HELOC	52	52	7	55	3
Commercial real estate	174,893	224,334	54,260	293,162	5,488
Commercial and industrial (3)	1,555	1,555	425	3,200	—

	$751,116	$800,557	$106,511	$865,438	$27,153

Total
Residential first mortgage	$602,036	$602,036	$49,493	$607,713	$22,855
Second mortgage	13,471	13,471	1,868	13,987	551
Construction	1,364	1,364	458	1,803	3
HELOC	52	52	7	55	3
Commercial real estate	234,535	331,588	54,260	363,709	7,612
Commercial and industrial (3)	1,619	1,829	425	3,320	6

Total impaired loans	$853,077	$950,340	$106,511	$990,587	$31,030

(1)	Includes interest income recognized during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.

(2)	Consumer loans included: residential first mortgage, second mortgage, construction and HELOC loans. Commercial loans include: commercial real estate and commercial and industrial.

(3)	These impaired loans are from originations prior to 2011.
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
Commercial Credit Exposure

	As of June 30, 2011
	Commercial Real	Commercial and	Commercial Lease	Total
	Estate	Industrial	Financing	Commercial
	(Dollars in thousands)
Grade:
Pass	$600,560	$93,480	$31,927	$725,967
Special mention/watch	339,681	4,077	—	343,758
Substandard	170,729	1,616	—	172,345
Doubtful	162	—	—	162

Total	$1,111,132	$99,173	$31,927	$1,242,232

Consumer Credit Exposure

	As of June 30, 2011
	Residential First
	Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,502,823	$149,295	$—	$512,330	$4,164,448
Special mention/watch	798	—	—	—	798
Substandard	240,721	6,242	898	1,348	249,209

Total	$3,744,342	$155,537	$898	$513,678	$4,414,455

	As of June 30, 2011
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Performing	$236,184	$76,764	$312,948
Non-performing	5,212	288	5,500

Total	$241,396	$77,052	$318,448

Commercial Credit Exposure

	As of December 31, 2010
	Commercial Real	Commercial and
	Estate	Industrial	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$609,239	$2,937	$612,176
Special mention/watch	430,714	4,174	434,888
Substandard	210,245	1,764	212,009
Doubtful	103	—	103

Total	$1,250,301	$8,875	$1,259,176

Consumer Credit Exposure

	As of December 31, 2010
	Residential First
	Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,713,761	$167,309	$4,991	$718,484	$4,604,545
Special mention/watch	989	—	—	411	1,400
Substandard	69,950	7,480	3,021	1,875	82,326

Total	$3,784,700	$174,789	$8,012	$720,770	$4,688,271

	As of December 31, 2010
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Performing	$264,612	$85,889	$350,501
Non-performing	6,713	821	7,534

Total	$271,325	$86,710	$358,035

Note 8 — Pledged Assets
     The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	June 30, 2011		December 31, 2010
		Investment		Investment
	Carrying Value	Maturities	Carrying Value	Maturities
		(Dollars in thousands)
Cash pledged for letter of credit	$17,365	—	$17,353	—
Securities classified as trading:
U.S. Treasury bonds	49,840	2012	158,754	2012
Securities classified as available-for-sale:
U.S. government sponsored agencies	—	—	279	2015-2032
Non-agencies securities obligations	121,484	2036	136,707	2036
Loans:
Residential first mortgage loans	4,669,583	Various	5,122,456	Various
Second mortgage loans	130,200	Various	202	Various
Consumer loans	220,694	Various	253,030	Various
Commercial real estate loans	434,491	Various	554,382	Various

Loans repurchased with government guarantees	1,579,464	Various	1,578,225	Various

Totals	$7,092,921		$7,821,388

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
     The Company’s retained interests in the securitized mortgage loans and trusts, generally consist of residual interests, transferor’s interests, and servicing assets. The residual interests represent the present value of future cash flows expected to be received by the Company. Residual interests are accounted for at fair value and are included as “securities classified as trading” in the Consolidated Statements of Financial Condition. Any gains or losses realized on the sale of such securities and any subsequent changes in unrealized gains and losses are reported in the Consolidated Statements of Operations. At June 30, 2011, the Company’s residual interests were deemed to have no value. Transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the trusts. Transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At June 30, 2011, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.
     During 2010 and for the six months ended June 30, 2011, the Company did not engage in any private-label securitization activity.
Summary of Securitization Activity
     Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2011	2010	2011	2010
		(Dollars in thousands)
Servicing fees received	$—	$1,102	$—	$2,269

     The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the six month period ended June 30, 2011:

	2005-1		2006-2
HELOC Securitizations	At Inception	Current Levels	At Inception	Current Levels
		(Dollars in thousands)
Number of loans	8,155	2,767	4,186	2,171
Aggregate principal balance	$600,000	$126,983	$302,182	$130,094
Average principal balance	$55	$46	$72	$60
Weighted average fully indexed interest rate	8.43%	5.80%	9.43%	6.67%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	48 months	112 months	62 months
Weighted average original credit score	722	719	715	720
Transferor’s Interests
     Under the terms of the HELOC securitizations, the trusts were initially obligated to purchase any subsequent draws on the lines of credit out of funds available through principal payments on such loans. However, as the securitizations are now in “rapid amortization”, the trusts no longer purchase such draws from the Bank. Instead, the Bank funds the draws pursuant to the underlying lines of credit with the borrowers, and receives a pro rata beneficial interest in the underlying loans (transferor’s interest). The table below identifies the unpurchased draw contributions from the Bank for each of the HELOC securitization trusts as well as the fair value of the transferor’s interests.

	June 30, 2011		December 31, 2010
Summary of Transferor’s
Interest by Securitization	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
		(Dollars in thousands)
Total draw contribution	$35,306	$51,179	$35,088	$50,949
Additional balance increase amount (1)	$27,687	$31,887	$28,219	$33,407
Transferor’s interest ownership percentage	20.81%	22.84%	19.59%	21.75%
Fair value of transferor’s interests	$12,472	$—	$17,439	$—
Transferor’s interest reserve	$1,376	$1,632	$1,876	$1,908

(1)	Represent the draw contributions minus the pro-rata share allocated to the Company, which effectively represents the dollar value of underlying ownership in the Trust.
     FSTAR 2005-1. At June 30, 2011, outstanding claims due to the note insurer were $12.0 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $12.5 million. During the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.4 million remained at June 30, 2011. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 55.0 percent.
     FSTAR 2006-2. At June 30, 2011, outstanding claims due to the note insurer were $76.5 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.6 million remained at June 30, 2011. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

     The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at June 30, 2011.

		Expected Future
		Draws as % of	Expected		Potential
	Unfunded	Unfunded	Future	Expected	Future
	Commitments (1)	Commitments (2)	Draws (3)	Loss (4)	Liability (5)
		(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$4,751	52.7%	$2,504	55.0%	$1,376
FSTAR 2006-2 HELOC Securitization	3,286	49.7%	1,632	100.0%	1,632

Total	$8,037		$4,136		$3,008

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.
Assured Litigation
     In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Company, alleging a breach of various loan-level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. In May 2011, the Company filed a motion with the court to dismiss the lawsuit, asserting Assured was limited to the sole remedy of transferring deficiency amounts to the related securitization trust under the terms of the agreements, and that with regard to charged off loans, the deficiency amount is defined to be zero. On July 7, 2011, the court issued its order on the motion, dismissing Assured’s claims for indemnification and reimbursement, but allowing the case to proceed on the breach of contract claims. However, the court further limited Assured’s breach of contract claims to those related to enforcing the Company’s “cure or repurchase” obligations. To the extent, if any, the Bank repurchases loans from or provides indemnification with the FSTAR 2005-1 HELOC Securitization trust, the Bank expects that the fair value of its transferor’s interest held with respect to the FSTAR 2005-1 HELOC Securitization will increase by a like amount.
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

	At June 30, 2011
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$37,112	$32,805	$69,917
Less: Frozen or suspended unfunded commitments	32,361	29,520	61,881
Unfunded commitments still active	4,751	3,285	8,036

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, we expect that the maturity dates of the FSTAR 2005-1 HELOC securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2017, respectively, and our exposure will be substantially mitigated at such times, based on prepayment speeds and losses in our cash flow forecast.
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

	June 30, 2011		December 31, 2010
		Balance of Retained		Balance of Retained
	Amount of Loans	Assets With Credit	Amount of Loans	Assets With Credit
	Serviced	Exposure	Serviced	Exposure
(Dollars in thousands)
Private-label securitizations	$—	$12,472	$—	$17,439
     Loans that have been securitized in private-label securitizations that are serviced by the Company and are sixty days or more past due, all of which are consumer loans, and the credit losses incurred in the securitization trusts are presented below:

	Total Principal		Principal Amount		Credit Losses
	Amount of		of Loans		(Net of Recoveries) For
	Loans Outstanding		60 Days or More Past Due		the Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011	2010
			(Dollars in thousands)
Securitized mortgage loans	$—	$849,187	$—	$63,461	$—	$61,950

Note 10 — Mortgage Servicing Rights
     The Company has obligations to service residential first mortgage loans. Prior to December 31, 2010, the Company had obligations to service consumer loans (HELOC and second mortgage loans) resulting from private-label securitization transactions. A description of these classes of servicing assets follows.
     Residential mortgage servicing rights. Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. In the past, the Company treated this risk as a general counterbalance to the increased production and gain on loan sale margins that tend to occur in an environment with increased prepayments. However, in 2008, the Company elected the fair value option for residential first mortgage servicing rights. As such, the Company currently specifically hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

     Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$580,299	$649,133
Additions from loans sold with servicing retained	88,954	93,392
Reductions from bulk sales(1)	(47,135)	(115,128)
Changes in fair value due to:
Payoffs(2)	(28,466)	(31,392)
All other changes in valuation inputs or assumptions(3)	(16,251)	(122,281)

Fair value of MSRs at end of period	$577,401	$473,724

Unpaid principal balance of residential first mortgage loans serviced for others	$57,087,989	$49,536,021

(1)	Reflects sales related to underlying serviced loans totaling $4.7 billion and $10.8 billion, respectively, for the six months ended June 30, 2011 and 2010.

(2)	Represents decrease in MSR value associated with loans that were paid off during the period.

(3)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.
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
     The key economic assumptions used in determining the fair value of those MSRs capitalized during the six month period ended June 30, 2011 and 2010 periods were as follows:

	For the Six Months Ended June 30,
	2011	2010

Weighted-average life (in years)	6.5	5.4
Weighted-average constant prepayment rate	15.8%	22.5%
Weighted-average discount rate	8.2%	8.0%
     The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	June 30,	December 31,
	2011	2010

Weighted-average life (in years)	5.6	5.8
Weighted-average constant prepayment rate	17.3%	16.9%
Weighted-average discount rate	8.4%	9.1%
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
     During the fourth quarter of 2010, the Company transferred its mortgage servicing rights with respect to its private label securitizations, i.e., related to HELOC and second mortgage loans, to a third-party servicer pursuant to the terms of the applicable servicing agreements. As a result, for the six months ended June 30, 2011, the Company did not hold any mortgage servicing rights related to such securitizations.

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

For the Six Months Ended
June 30, 2010
(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049
Reduction from transfer of servicing (1)	(5,075)
Amortization	(884)

Carrying value before valuation allowance at end of period	1,090

Valuation allowance
Balance at beginning of period	(3,808)
Impairment recoveries (charges)	64
Reduction from transfer of servicing (1)	3,744

Balance at end of period	—

Net carrying value of servicing assets at end of period	$1,090

Unpaid principal balance of consumer loans serviced for others	$849,187

Fair value of servicing assets:
Beginning of period	$3,523

End of period	$1,118

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s private-label securitizations.
     The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

June 30,
2010
Weighted-average life (in years)	2.7
Weighted-average discount rate	11.0%
     Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Residential first mortgage	$42,727	$36,420	$86,314	$73,762
Other consumer	35	1,191	68	2,392

Total	$42,762	$37,611	$86,382	$76,154

Note 11 — FHLB Advances
     The portfolio of FHLB advances includes floating rate daily adjustable advances and fixed rate term advances. The following is a breakdown of the advances outstanding:

	June 30,		December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
		(Dollars in thousands)
Daily adjustable advances	$6,571	0.47%	$325,083	0.50%
Long-term fixed rate term advances	3,400,000	3.52	3,400,000	3.52

Total	$3,406,571	3.51%	$3,725,083	3.25%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Maximum outstanding at any month end	$3,406,571	$3,900,000	$3,406,571	$3,900,000
Average balance	3,402,190	3,816,667	3,401,221	3,858,333
Average interest rate	3.51%	4.27%	3.51%	4.28%
     At June 30, 2011, the Company has the authority and approval from the FHLB to utilize a total of $7.0 billion in collateralized borrowings. At June 30, 2011, the line was collateralized to $4.4 billion. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, second mortgages, consumer loans and investment securities.
Note 12 — Long-Term Debt
     The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated:

	June 30,		December 31,
	2011		2010
		(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.50%	$25,774	3.55%
Plus 3.25% (1), matures 2033	25,774	3.53%	25,774	3.54%
Plus 3.25% (1), matures 2033	25,780	3.50%	25,780	3.55%
Plus 2.00% (1), matures 2035	25,774	2.28%	25,774	2.29%
Plus 2.00% (1), matures 2035	25,774	2.28%	25,774	2.29%
Plus 1.75% (1), matures 2035	51,547	2.00%	51,547	2.05%
Plus 1.50% (1), matures 2035	25,774	1.78%	25,774	1.79%
Plus 1.45%, matures 2037	25,774	1.70%	25,774	1.75%
Plus 2.50%, matures 2037	15,464	2.75%	15,464	2.80%

Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,175		1,175

Total long-term debt	$248,610		$248,610

(1)	The securities are currently callable by the Company.
     Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

Note 13 — Income Taxes
     The Company’s net deferred tax asset position has been entirely offset by a valuation allowance amounting to $365.3 million and $330.8 million, at June 30, 2011 and December 31, 2010, respectively. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.
     For the three months ended June 30, 2011, the net provision (benefit) for federal income taxes as a percentage of pretax loss was 0.4 percent as compared to a provision (benefit) of zero percent for the comparable 2010 period. During the three months ended June 30, 2011, the variance to the statutory rate of 35 percent was attributable to a $25.0 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.4 million and non-deductible warrant income of $(0.7) million. The variance for the three months ended June 30, 2010 was attributable to a $32.8 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.7 million and non-deductible warrant expense of $(1.2) million.
     For the six months ended June 30, 2011, the net provision (benefit) for federal income taxes as a percentage of pretax loss was 0.5 percent as compared to a provision (benefit) of zero percent for the comparable 2010 period. During the six months ended June 30, 2011, the variance to the statutory rate of 35 percent was attributable to a $34.5 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.8 million and non-deductible warrant income of $(1.0) million. The variance for the six months ended June 30, 2010 was attributable to a $59.0 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $1.0 million and non-deductible warrant expense of $(0.8) million.
     The Company’s income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of June 30, 2011, the Internal Revenue Service had completed its examination of the Company’s income tax returns through the years ended December 31, 2005 and is in process of examining income tax returns for years ended December 31, 2006, 2007 and 2008. The years open to examination by state and local government authorities vary by jurisdiction.
Note 14 — Warrant Liabilities
May Investors
     In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the six month period ended June 30, 2011, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at June 30, 2011, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.
     Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.
     On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through June 30, 2011, the Company marked these warrants to market which resulted in a decrease in the liability during this time of $0.4 million. This decrease was recorded as warrant (income) expense included in non-interest expense.
     At June 30, 2011, the Company’s liabilities to the holders of May Investors Warrants amounted to $6.5 million. The warrant liabilities are included in “other liabilities” in the Consolidated Statements of Financial Condition.

Treasury Warrants
     On January 30, 2009, the Company sold to the U.S. Treasury 266,657 shares of Series C fixed rate cumulative non-convertible perpetual preferred stock (“Series C Preferred Stock”) and a warrant to purchase up to approximately 6.5 million shares of Common Stock at an exercise price of $6.20 per share (the “Treasury Warrant”) for $266.7 million. The issuance and the sale of the Series C Preferred Stock and Treasury Warrant were exempt from the registration requirements of the Securities Act of 1933, as amended. The Series C Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant became exercisable upon receipt of stockholder approval on May 26, 2009 and has a ten-year term.
Note 15 — Stockholders’ Equity
Preferred Stock
     Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at June 30, 2011 is summarized as follows:

		Earliest			Additional
		Redemption	Shares	Preferred	Paid in
	Rate	Date	Outstanding	Shares	Capital
(Dollars in thousands)
Series C Preferred Stock, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$251,956
     On January 30, 2009, the Company sold to the U.S. Treasury, 266,657 shares of the Series C Preferred Stock for $266.7 million and the Treasury Warrant. The Series C Preferred Stock and Treasury Warrant qualify as Tier 1 capital. The Series C Preferred Stock pays cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued shares of Common Stock at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such Treasury Warrant as a liability and record the Treasury Warrant at its fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of shares of Common Stock on May 26, 2009, the Company reclassified the Treasury Warrant to stockholder’s equity. The Series C Preferred Stock and additional paid in capital attributable to Series C Preferred Stock was recorded in stockholders’ equity as the difference between the cash received from the U.S. Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on the Series C Preferred Stock is represented by the initial fair value of the Treasury Warrant. This discount is being accreted to additional paid in capital attributable to Series C Preferred Stock over five years using the interest method and such discount is included as a current period expense under preferred stock dividend/accretion in the Consolidated Statements of Operations.
Accumulated Other Comprehensive Loss
     The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security:

		Income Tax
	Pre-tax Amount	(Expense) Benefit(1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale, June 30, 2011:
Non-agency securities	$25,581	$(20,608)	$4,973
U.S. government sponsored agency securities	(545)	728	183
2006-1 securitization trust	596	(6,108)	(5,512)

Total net unrealized loss on securities available-for-sale	$25,632	$(25,988)	$(356)

Net unrealized gain (loss) on securities available-for-sale, December 31, 2010:
Non-agency securities	$11,547	$(20,608)	$(9,061)
U.S. government sponsored agency securities	(930)	728	(202)
2006-1 securitization trust	(794)	(6,108)	(6,902)

Total net unrealized loss on securities available-for-sale	$9,823	$(25,988)	$(16,165)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

     The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	For the Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available- for-sale (net of tax $572 for the 2010 period)	$—	$(6,278)
Loss (reclassified to earnings) for other-than-temporary impairment on securities available-for-sale	15,584	3,677
Unrealized gain on securities available-for-sale	225	27,582

Change in comprehensive income, net of tax	$15,809	$24,981

Note 16 — Loss Per Share
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
     The following tables set forth the computation of basic and diluted loss per share of Common Stock for the three months ended June 30, 2011 and 2010:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
			(In thousands, except per share data)
		Weighted	Per Share		Weighted Average
	Loss	Average Shares	Amount	Loss	Shares	Per Share Amount

Net loss	$(70,168)		$—	$(92,316)		$—
Less: Preferred stock dividend/accretion	(4,720)		—	(4,690)		—

Basic Loss Per Share
Net loss applicable to Common Stock	(74,888)	553,946	(0.14)	(97,006)	153,298	(0.63)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(74,888)	553,946	$(0.14)	$(97,006)	153,298	$(0.63)

     Due to the loss attributable to common stockholders for the three months ended June 30, 2011 and 2010, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 7,565,482 shares, respectively, pertaining to warrants and 2,586,783 shares and 840,145 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

     The following tables set forth the computation of basic and diluted loss per share of Common Stock for the six months ended June 30, 2011 and 2010:

		For the Six Months Ended			For the Six Months Ended
		June 30, 2011			June 30, 2010
			(In thousands, except per share data)
		Weighted	Per Share		Weighted Average
	Loss	Average Shares	Amount	Loss	Shares	Per Share Amount

Net loss	$(97,133)		$—	$(169,537)		$—
Less: Preferred stock dividend/accretion	(9,429)		—	(9,369)		—

Basic Loss Per Share
Net loss applicable to Common Stock	(106,562)	553,752	(0.19)	(178,906)	115,707	(1.55)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(106,562)	553,752	$(0.19)	$(178,906)	115,707	$(1.55)

     Due to the loss attributable to common stockholders for the six months ended June 30, 2011 and 2010, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 7,698,066 shares, respectively, pertaining to warrants and 2,630,963 shares and 779,613 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.
Note 17 — Derivative Financial Instruments
     The following derivative financial instruments were identified and recorded at fair value as of June 30, 2011 and December 31, 2010:
•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury futures and options.
     The Company hedges the risk of overall changes in the fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and are intended to offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. Derivatives are included in other assets on the Consolidated Statements of Financial Condition. The Company recognized a loss of $6.5 million and $25.4 million for the three months ended June 30, 2011 and 2010 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. The Company recognized a loss of $47.5 million and $42.4 million for the six months ended June 30, 2011 and 2010 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchase forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gain of $36.6 million and $20.2 million for the three months ended June 30, 2011 and 2010 respectively, on MSR fair value hedging activities. The Company recognized a gain of $28.2 million and $49.8 million for the six months ended June 30, 2011 and 2010 respectively, on MSR fair value hedging activities.
     The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under U.S. GAAP, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. For the six month periods ended June 30, 2011 and 2010, the Company derecognized cash flow hedges.

     The Company had the following derivative financial instruments:

	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
June 30, 2011
Assets
Mortgage banking derivatives:
Rate lock commitments	$2,064,443	$10,920	2012

Total derivative assets	$2,064,443	$10,920

Liabilities
Mortgage banking derivatives:
Forward agency and loan sales	$3,894,500	$8,198	2012
U.S. Treasury and agency forwards	1,990,000	10,790	2012

Total derivative liabilities	$5,884,500	$18,988

December 31, 2010
Assets
Mortgage banking derivatives:
Rate lock commitments	$1,721,739	$14,396	2011
Forward agency and loan sales	3,942,673	35,820	2011

Total derivative assets	$5,664,412	$50,216

Liabilities
Mortgage servicing rights
U.S. Treasury and agency futures	$2,770,000	$9,088	2011

Total derivative liabilities	$2,770,000	$9,088

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
Note 18 — Segment Information
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
     The following table presents financial information by business segment for the periods indicated:

	For the Three Months Ended June 30, 2011
	Bank	Home Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income	$38,840	$25,258	$—	$64,098
Gain on sale revenue	—	37,549	—	37,549
Other (expense) income	(2,312)	22,841	—	20,529

Total net interest income and non-interest income	36,528	85,648	—	122,176
(Loss) earnings before federal income taxes	(86,498)	16,594	—	(69,904)
Depreciation and amortization	1,440	2,084	—	3,524
Capital expenditures	588	13,821	—	14,409
Identifiable assets	10,951,437	4,945,375	(3,234,000)	12,662,812
Inter-segment income (expense)	24,255	(24,255)	—	—

	For the Three Months Ended June 30, 2010
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income	$8,903	$33,502	$—	$42,405
Gain on sale revenue	4,523	132,651	—	137,174
Other income (expense)	13,26	(50,110)	—	(36,843)

Total net interest income and non-interest income	26,693	116,043	—	142,736
(Loss) earnings before federal income taxes	(139,000)	46,684	—	(92,316)
Depreciation and amortization	1,481	3,185	—	4,666
Capital expenditures	27,653	(26,152)	—	1,501
Identifiable assets	12,092,856	4,325,974	(2,725,000)	13,693,830
Inter-segment income (expense)	20,438	(20,438)	—	—

	For the Six Months Ended June 30, 2011
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income	$90,720	$13,176	$—	$103,896
Gain on sale revenue	—	87,547	—	87,547
Other income	12,316	54,481	—	66,797

Total net interest income and non-interest income	103,036	155,204	—	258,240
Loss before federal income taxes	(110,980)	14,376	—	(96,604)
Depreciation and amortization	2,970	4,196	—	7,166
Capital expenditures	687	18,765	—	19,452
Identifiable assets	10,951,437	4,945,375	(3,234,000)	12,662,812
Inter-segment income (expense)	46,943	(46,943)	—	—

	For the Six Months Ended June 30, 2010
		Home
	Bank	Lending
	Operations	Operations	Elimination	Combined
		(Dollars in thousands)
Net interest income	$57,431	$22,658	$—	$80,089
Gain on sale revenue	6,689	179,692	—	186,381
Other income (expense)	23,087	(37,140)	—	(14,053)

Total net interest income and non-interest income	87,207	165,210	—	252,417
Loss before federal income taxes	(201,019)	(15,202)	—	(169,537)
Depreciation and amortization	3,522	5,792	—	9,314
Capital expenditures	27,692	(23,369)	—	4,323
Identifiable assets	12,092,856	4,325,974	(2,725,000)	13,693,830
Inter-segment income (expense)	41,063	(41,063)	—	—
     Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 19 — Compensation Plans
Stock-Based Compensation
          For the three months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $1.9 million and $1.6 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation expense of $3.6 million and $5.4 million, respectively.
Incentive Compensation Plan
          Each year the compensation committee of the Board of Directors decides which employees of the Company, who are not executive officers, will be eligible to participate in the Incentive Compensation Plan and the size of the bonus pool. The Company incurred expenses of $1.5 million and $3.0 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Company recorded an expense of $0.1 million and a reversal of previously recorded expense of $(3.6) million, respectively.
Note 20 — Legal Proceedings, Contingencies and Commitments
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
          In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and on March 31, 2011, the court granted the Company’s motion and dismissed the case. The plaintiffs have filed an appellate brief with the court and the Company will be filing a reply brief.
          In August 2010, the Bank was named in a collective action lawsuit alleging that it improperly classified its mortgage underwriters as exempt employees under the Fair Labor Standards Act (“FLSA”), and thereby failed to properly compensate them for overtime. Collective action certification was agreed upon after certain categories of employees were excluded from the class. A notice to employees to “opt in” to the collective action was distributed in mid-February, with a response required within the subsequent 60-day period. A total of 54 plaintiffs “opted in” to the collective action in addition to the named plaintiff. In April 2011, the parties agreed to settle the matter for $250,000 inclusive of attorneys’ fees and costs, contingent upon there being 10 or less plaintiffs that reject the settlement within 30 days of being notified of the terms. Plaintiffs did not object and the action is now settled.

          From time to time, governmental agencies conduct investigations or examinations of various mortgage related practices of the Bank. Currently, ongoing investigations relate to whether the Bank violated laws or regulations relating to mortgage origination or servicing practices and to whether its practices with regard to servicing residential first mortgage loans are adequate. The Bank is cooperating with such agencies and providing information as requested. In addition, the Bank has increasingly been named in civil actions throughout the country by borrowers and former borrowers relating to the origination, purchase, sale and servicing of mortgage loans.
          In the normal course, the Bank receives repurchase and indemnification demands from counterparties involved with the purchase of residential first mortgages for alleged breaches of representations and warranties. The Bank establishes a secondary marketing reserve in connection with the estimated potential liability for such potential demands.
          In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Company, alleging a breach of various loan-level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. In May 2011, the Company filed a motion with the court to dismiss the lawsuit, asserting Assured was limited to the sole remedy of transferring deficiency amounts to the related securitization trust under the terms of the agreements, and that with regard to charged off loans, the deficiency amount is defined to be zero. On July 7, 2011, the court issued its order on the motion, dismissing Assured’s claims for indemnification and reimbursement, but allowing the case to proceed on the breach of contract claims. However, the court further limited Assured’s breach of contract claims to those related to enforcing the Company’s “cure or repurchase” obligations. To the extent, if any, the Bank repurchases loans from or provides indemnification with the FSTAR 2005-1 HELOC Securitization trust, the Bank expects that the fair value of its transferor’s interest held with respect to the FSTAR 2005-1 HELOC Securitization will increase by a like amount.
          When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of June 30, 2011, such reserve was $0.4 million. In addition, within the secondary marketing reserve, the Bank includes loans sold to the non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable or reasonably estimable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $30 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s Consolidated Financial Condition, results of operations, or liquidity, for any particular period.
Contingencies and Commitments
     A summary of the contractual amount of significant commitments is as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$2,064,000	$1,722,000
HELOC trust commitments	70,000	76,000
Standby and commercial letters of credit	41,000	41,000
          Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, “Derivatives and Hedging”. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the Statements of Financial Condition as an other asset. The commitments related to mortgage loans are included in mortgage loans in the above table.
          The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 17 — Derivative Financial Instruments.

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
          The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $3.3 million at June 30, 2011 and $3.8 million at December 31, 2010.

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
General
          We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At June 30, 2011, our total assets were $12.7 billion, making Flagstar the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 64.2 percent of our common stock as of June 30, 2011.
          As a savings and loan holding company, we are subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) of the United States Department of the Treasury (“U.S. Treasury”) through July 21, 2011 and the Board of Governors of the Federal Reserve (the “Federal Reserve”) thereafter. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the OTS through July 21, 2011 and the Office of Comptroller of the Currency (“OCC”) thereafter. The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).
          We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. However, we have entered into an agreement for the sale or lease of the 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”). Of these, 98 facilities are owned and 64 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross-sell other products to existing customers and increase our customer base. At June 30, 2011, we had a total of $7.4 billion in deposits, including $5.2 billion in retail deposits, $674.9 million in government funds, $703.2 million in wholesale deposits and $815.2 million in company-controlled deposits.
          We also operate 30 loan origination centers located in 15 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 181 loan officers. We also originate retail loans through referrals from our 162 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with almost 1,900 mortgage brokers and approximately 1,100 correspondents, which are located in all 50 states and serviced by 135 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.
          The Bank is continuing its on-going strategic initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives, towards achieving its vision of transforming to a super community bank by expanding the commercial banking division and by extending commercial lending to the New England region. Management believes the expansion will allow the Bank to leverage its retail banking franchise, and that the commercial and special lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams.
          Our earnings include net interest income from our retail banking activities, fee-based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 98.2 percent of our total loan origination during the six months ended June 30, 2011 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae, Freddie Mac and Ginnie Mae).
          At June 30, 2011, we had 3,306 full-time equivalent salaried employees of which 316 were account executives and loan officers.

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
Bank Operations
Our deposit-related banking operation is composed of two delivery channels: Retail Banking and Government Banking.
•	Retail Banking consists of 162 banking centers located throughout Michigan and also in Indiana (principally in the Indianapolis metropolitan area) and Georgia (principally in the north Atlanta suburbs). However, we have entered into an agreement for the sale or lease of the 27 banking centers in Georgia to PNC.
•	Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout Michigan, Indiana and Georgia.
          In addition to deposits, our banking operation may borrow funds by obtaining advances from the FHLB or other federally backed institutions or by entering into repurchase agreements with correspondent banks using investments as collateral.
          Our banking operation may invest these funds in a variety of consumer and commercial loan products. Commercial and industrial loans, consumer direct financing leases (specialty lending) and various other financial products are available to small and middle market business, as well as large corporate borrowers.
Home Lending Operations
          Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At June 30, 2011, approximately 52.4 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.
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
•	Retail. In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At June 30, 2011, we maintained 30 home loan centers and during the remainder of 2011 we expect to allocate additional, dedicated home lending resources towards developing lending capabilities in the retail banking centers and the consumer direct channel. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the six months ended June 30, 2011 we closed $684.3 million of loans utilizing this origination channel, which equaled 7.2 percent of total originations as compared to $855.4 million or 8.7 percent of total originations for the same period in 2010.
•	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with over 1,800 mortgage brokerage companies located in all 50 states. For the six months ended June 30, 2011, we closed $2.8 billion utilizing this origination channel, which equaled 29.1 percent of total originations, as compared to $3.4 billion or 35.6 percent for the same period in 2010.

•	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction the loan is acquired, usually by us paying the mortgage company a market price for the loan. Unlike several competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with over 1,000 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. Warehouse lending is not only a profitable, stand-alone business for the Company, but also provides valuable synergies within our correspondent channel. In today’s marketplace, there is high demand for warehouse lending, but there are only a limited number of experienced providers. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. (For example, for the six months period ended June 30, 2011, warehouse lines funded almost 65 percent of the loans in our correspondent channel.) We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout the remainder of 2011. For the six months ended June 30, 2011, we closed $6.0 billion utilizing the correspondent origination channel, which equaled 63.7 percent of total originations compared to $5.4 billion or 55.7 percent originated for the same period in 2010.
Underwriting
          During the six months ended June 30, 2011, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). Most of the loans placed in the held-for-investment portfolio in the six months ended June 30, 2011 were comprised of either loans that were repurchased or, on a very limited basis, loans that were originated to facilitate the sale of our real estate owned (“REO”). During the second quarter there was an increase in new jumbo originations that will close and be placed in portfolio during the third quarter and thereafter.
Residential first mortgage loans
          At June 30, 2011, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.
          Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at June 30, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$3,557,920	$72,854	$29,075	$22,847	$3,682,696
Average note rate	4.65%	5.23%	4.74%	4.46%	4.66%
Average original FICO score	715	703	733	749	715
Average original loan-to-value ratio	75.1%	84.7%	73.2%	66.0%	75.2%
Average original combined loan-to-value ratio	71.7%	82.0%	73.9%	69.0%	71.9%
Underwritten with low or stated income documentation	38.0%	2.0%	—%	1.0%	37.0%

(1)	Unpaid principal balance does not include premiums or discounts.
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

          The following table identifies our held-for-investment mortgages by major category, at June 30, 2011. The housing price index (“HPI”) loan-to-value (“LTV”) is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight (“OFHEO”) data. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

				Average			Housing
				Original		Weighted	Price
	Unpaid Principal	Average Note	Average Original	Loan-to-Value		Average	Index LTV, as
	Balance (1)	Rate	FICO Score	Ratio		Maturity	recalculated(1)
			(Dollars in thousands)
Residential first mortgage loans:

Amortizing:
3/1 ARM	$160,506	3.48%	684	71.9%		275	85.6%
5/1 ARM	482,659	4.14%	717	66.1%		287	77.8%
7/1 ARM	33,538	5.01%	726	64.9%		292	77.6%
Other ARM	78,963	3.69%	677	72.0%		278	82.5%
Other amortizing	986,196	5.49%	705	73.1%		285	95.8%
Interest only:
3/1 ARM	225,870	3.59%	723	73.1%		280	89.5%
5/1 ARM	1,069,349	4.07%	724	73.0%		283	88.9%
7/1 ARM	81,780	6.37%	732	72.9%		312	98.6%
Other ARM	47,086	3.45%	725	75.0%		275	96.1%
Other interest only	424,513	5.51%	725	74.2%		267	100.4%
Option ARMs	91,262	5.90%	721	76.5%		326	109.7%
Subprime
3/1 ARM	50	10.30%	685	92.2%		292	75.6%
Other ARM	496	8.64%	596	89.8%		310	111.5%
Other subprime	428	8.71%	531	72.1%		306	91.7%

Total residential first mortgage loans	$3,682,696	4.66%	715	72.2%		283	91.1%

Second mortgage loans	$155,493	8.19%	734	18.4	%(2)	136	23.7	%(3)

HELOC loans	$228,792	5.26%	733	21.7	%(2)	56	27.9	%(3)

(1)	Unpaid principal balance does not include premiums or discounts

(2)	Reflects LTV because these are second liens.

(3)	Does not reflect any residential first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.
          The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of June 30, 2011 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-	Unpaid Principal
	Investment Portfolio	Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	2.24%	$133,067
SIVA (stated income, verified assets)	15.21%	$905,165
High LTV (i.e., at or above 95%)	0.15%	$8,813
Second lien products (HELOCs, Second mortgages)	1.93%	$114,534
Loan types:
Option ARM loans	1.00%	$59,587
Interest-only loans	13.39%	$796,683
Subprime (2)	0.01%	$372

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Includes loans with a FICO score of less than 620.
          Adjustable-rate mortgages loans. Adjustable Rate Mortgages (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. For more information, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010.
          At June 30, 2011, we had $91.3 million of option power ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances for the six months ended June 30, 2011 was $7.8 million. The maximum balance that all option power ARMs could reach cumulatively is $143.4 million.
          Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at June 30, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$2,220,726	$11,828	$16,493	$22,513	$2,271,560
Average note rate	4.13%	5.16%	4.16%	4.46%	4.14%
Average original FICO score	718	697	744	750	718
Average original loan-to-value ratio	74.9%	82.6%	69.5%	65.7%	74.8%
Average original combined loan-to-value ratio	71.2%	84.8%	68.8%	68.8%	71.3%
Underwritten with low or stated income documentation	35.0%	11.0%	—%	1.0%	34.0%

(1)	Unpaid principal balance does not include premiums or discounts.
          Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at June 30, 2011, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance (1)	$91,262
Average note rate	5.90%
Average original FICO score	721
Average original loan-to-value ratio	70.4%
Average original combined loan-to-value ratio	77.1%
Underwritten with low or stated income documentation	$59,587
Total principal balance with any accumulated negative amortization	$82,312
Percentage of total ARMS with any accumulated negative amortization	3.6%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the six months ended June 30, 2011	$7,816

(1)	Unpaid principal balance does not include premiums or discounts.

          Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the six months ended June 30:

	Unpaid Principal Balance of	Amount of Net Negative
	Loans in Negative Amortization	Amortization Accumulated as
	At Period End (1)	Interest Income During Period
	(Dollars in thousands)
2011	$82,312	$7,916
2010	$242,947	$15,482
2009	$282,817	$15,702

(1)	Unpaid principal balance does not include premiums or discounts.
          Set forth below are the frequencies at which the ARM loans outstanding at June 30, 2011, will reprice:

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	137	$28,062	1.2%
Semi-annually	1,077	394,852	17.4%
Annually	6,838	1,647,268	72.5%
No reset — non-performing loans	784	201,378	8.9%

Total	8,836	$2,271,560	100.0%

          Set forth below as of June 30, 2011, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
		(Dollars in thousands)
2011	$—	$2,172	$230,210	$683,101
2012	$521,722	$248,537	$465,146	$789,575
2013	$628,921	$270,367	$485,336	$821,996
Later years (1)	$673,345	$334,931	$585,190	$853,197

(1)	Later years reflect one reset period per loan.

(2)	Reflects loans that have reset through June 30, 2011.
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
          Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at June 30, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
			(Dollars in thousands)
Unpaid principal balance (1)	$1,845,771	$864	$1,964	$—	$1,848,599
Average note rate (2)	4.4%	3.47%	5.37%	—%	4.43%
Average original FICO score	724	693	725	—	724
Average original loan-to-value ratio	74.3%	82.1%	66.8%	—%	74.3%
Average original combined loan-to-value ratio	73.1%	68.2%	66.7%	—%	73.1%
Underwritten with low or stated
Income documentation	39.0%	—%	—%	—%	39.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

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
          Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at June 30, 2011, by year of origination.

Year of Origination	Prior to 2008	2009	2010	2011	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$153,262	$1,631	$448	$152	$155,493
Average note rate	8.21%	6.97%	6.89%	7.17%	8.19%
Average original FICO score	734	719	697	733	734
Average original loan-to-value ratio	19.9%	17.0%	13.6%	17.2%	19.8%
Average original combined loan-to-value ratio	80.8%	90.6%	74.1%	97.1%	80.9%

(1)	Unpaid principal balance does not include premiums or discounts.
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
          Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at June 30, 2011, by year of origination.

	2008 and
Year of Origination	Prior	2009	2010	2011	Total
		(Dollars in thousands)
Unpaid principal balance (1)	$227,964	$663	$16	$149	$228,792
Average note rate (2)	5.26%	5.79%	6.50%	3.63%	5.26%
Average original FICO score	753	N/A	N/A	802	733
Average original loan-to-value ratio	25.2%	23.4%	9.1%	30.7%	25.2%
Average original combined loan-to- value ratio	70.5%	59.3%	68.0%	20.8%	70.5%
N/A — Not available

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

Commercial Loans
          The following table identifies our commercial loan portfolio by major category and selected criteria at June 30, 2011.

	Unpaid
	Principal	Average	Commercial Loans on
	Balance(1)	Note Rate	Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$849,935	6.24%	$32,801
Adjustable rate	267,014	6.12%	70,213

Total commercial real estate loans	1,116,949	6.22%	$103,014

Net deferred fees and other	(5,818)

Total commercial real estate loans	$1,111,131

Commercial and industrial loans:
Fixed rate	$15,946	4.71%	$—
Adjustable rate	83,573	4.92%	1,616

Total commercial and industrial loans	$99,519	4.84%	$1,616

Net deferred fees and other	(346)

Total commercial and industrial loans	$99,173

Commercial lease financing loans:
Fixed rate	$33,152	5.69%	$—
Net deferred fees and other	(1,225)

Total commercial lease financing loans	$31,927

Warehouse lines of credit:
Adjustable rate	$522,040	5.63%	$28
Net deferred fees and other	(8,362)

Total warehouse lines of credit	$513,678

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.
          At June 30, 2011, our commercial real estate loan portfolio totaled $1.1 billion, or 18.6 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $99.2 million, or 1.7 percent of our investment loan portfolio, and our commercial lease financing totaled $31.9 million, or 0.5 percent of our investment loan portfolio. At December 31, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 19.8 percent of our investment loan portfolio, and our commercial and industrial loan portfolio was $8.9 million, or 0.1 percent of our investment loan portfolio.
          At June 30, 2011, our total commercial loans were geographically concentrated in a few states, with approximately $612.7 million (49.1 percent) of all commercial loans located in Michigan, $146.0 million (11.7 percent) located in Georgia and $141.7 million (11.4 percent) located in California.
          The average loan balance in our total commercial portfolio was approximately $1.4 million for the first six months ended June 30, 2011, with the largest loan being $42.4 million. There are approximately 30 loans with more than $439.2 million of exposure, and those loans comprised approximately 35.4 percent of the portfolio.
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
          Commercial and industrial loans. The Bank recently commenced a series of initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives, by expanding the commercial banking division and by extending commercial lending to the New England region. Management believes the expansion will allow the Bank to leverage its existing retail banking network and banking franchise, and the commercial and special lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams. In commercial lending, ongoing credit management is dependent upon the type and nature of the loan. We monitor all significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial collateral values are updated more frequently if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio. We originated $124.3 million in commercial and specialty loans during the six months ended June 30, 2011, compared to $12.2 million during the same period in 2010, due to the on-going initiatives to increase commercial, specialty, small business and mortgage warehouse lending.
          Commercial lease financing loans. Our commercial lease financing portfolio, which we refer to as specialty lending, is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At June 30, 2011, our commercial lease financing loan portfolio was $31.9 million, or 0.5 percent of our investment loan portfolio.
          Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These commercial lines allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans must be originated based on our underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at June 30, 2011, was $1.7 billion, of which $522.0 million was outstanding, as compared to, $1.9 billion granted at December 31, 2010, of which $720.8 million was outstanding. As of June 30, 2011 and December 31, 2010, our warehouse lines funded almost 65 percent of the loans in our correspondent channel. There were 287 warehouse lines of credit to other mortgage lenders with an average size of $5.9 million at June 30, 2011, compared to 289 warehouse lines of credit with an average size of $6.5 million at December 31, 2010.

Summary of Operations
          Our net loss applicable to common stock for the three months ended June 30, 2011 was $74.9 million (loss of $0.14 per diluted share) represents a decrease from the loss of $97.0 million (loss of $0.63 diluted share) for the same period in 2010. For the six months ended June 30, 2011 and 2010, our net loss was $106.6 million (loss of $0.19 per diluted share) and $178.9 million (loss of $1.55 per diluted share), respectively. The net loss during the six months ended June 30, 2011 compared to the same period in 2010 was affected by the following factors:
•	Higher net interest income due to a decline in deposit and FHLB advance cost;

•	Provision for loan losses decreased by 48.7 percent from the six months ended June 30, 2010, to $76.7 million, primarily due to a lower level of charge-offs of residential first mortgage loans resulting from non-performing loan sales completed in the fourth quarter of 2010 and the first quarter of 2011;

•	Net servicing revenue increased 344.7 percent from the six months ended June 30, 2010, to $69.8 million, primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance;

•	Asset resolution expense related to non-performing residential first mortgage and commercial loans decreased by 18.4 percent, to $61.4 million, primarily due to a decrease in our provision for losses on real estate owned;

•	Loan interest income decreased by $31.9 million, to $200.3 million;

•	Lower gain on loan sales due to decreased volume, a less favorable interest rate environment and a decrease in overall gain on sale spread; and

•	Net impairment on investment securities available-for-sale increased to reflect the current industry forecasts for future home price expectations.
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

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Return on average assets	(2.32)%	(2.72)%	(1.64)%	(2.55)%
Return on average equity	(24.87)%	(34.72)%	(17.40)%	(37.31)%
Efficiency ratio	119.7%	104.2%	107.7%	107.5%
Equity/assets ratio (average for the period)	9.33%	7.84%	9.40%	6.84%
Residential first mortgage loans originated	$4,642,706	$5,451,667	$9,499,017	$9,776,788
Other loans originated	$152,566	$6,935	$183,929	$19,662
Mortgage loans sold and securitized	$4,362,518	$5,259,830	$10,192,026	$9,796,450
Interest rate spread — bank only (1)	1.62%	1.29%	1.62%	1.31%
Net interest margin — bank only (2)	1.86%	1.61%	1.87%	1.57%
Interest rate spread — consolidated (1)	1.61%	1.28%	1.61%	1.27%
Net interest margin — consolidated (2)	1.81%	1.54%	1.81%	1.47%
Average common shares outstanding	553,946,138	153,298,115	553,751,593	115,707,181
Average fully diluted shares outstanding	553,946,138	153,298,115	553,751,593	115,707,181
Average interest earning assets	$11,297,984	$12,746,811	$11,385,031	$12,514,547
Average interest paying liabilities	$10,301,159	$11,641,804	$10,380,371	$11,707,054
Average stockholder’s equity	$1,204,652	$1,117,686	$1,224,829	$959,039
Charge-offs to average investment loans (annualized)	3.15%	5.07%	2.64%	5.42%

	June 30,	March 31,	December 31,	June 30,
	2011	2011	2010	2010

Equity-to-assets ratio	9.27%	9.50%	9.23%	7.86%
Core capital ratio(3)	10.07%	9.87%	9.61%	9.24%
Total risk-based capital ratio (3)	19.73%	20.51%	18.55%	17.20%
Book value per common share	$1.66	$1.78	$1.83	$5.41
Number of common shares outstanding	554,163,337	553,711,848	553,313,113	153,338,007
Mortgage loans serviced for others	$57,087,989	$59,577,239	$56,040,063	$50,385,208
Weighted average service fee (basis points)	30.3	30.2	30.8	32.4
Capitalized value of mortgage servicing rights	1.01%	1.07%	1.04%	0.94%
Ratio of allowance to non-performing loans	67.9%	73.6%	86.1%	52.3%
Ratio of allowance to loans held-for-investment	4.59%	4.70%	4.35%	7.20%
Ratio of non-performing assets to total assets (bank only)	4.10%	4.26%	4.35%	9.06%
Number of bank branches	162	162	162	162
Number of loan origination centers	30	29	27	28
Number of employees (excluding loan officers and account executives)	2,990	3,030	3,001	2,885
Number of loan officers and account executives	316	306	278	296
N/M — Not meaningful

(1)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.

(2)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.

(3)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk based capital. These ratios are applicable to the Bank only.

Results of Operations
          Three months. Net loss applicable to common stockholders for the three months ended June 30, 2011 was $74.9 million, $(0.14) per share-diluted, a $22.1 million decrease from the loss of $97.0 million, $(0.63) per share-diluted, reported in the comparable 2010 period. The overall decrease resulted from a $37.6 million decrease in the provision for loan losses, a $25.3 million decrease in non-interest expense and a $1.8 million increase in net interest income, offset by a $42.2 million decrease in non-interest income.
          Six months. Net loss applicable to common stockholders for the six months ended June 30, 2011 was $106.6 million, $(0.19) per share-diluted, a $72.3 million decrease from the loss of $178.9 million, $(1.55) per share-diluted, reported in the comparable 2010 period. The overall decrease resulted from a $72.9 million decrease in the provision for loan losses, a $7.3 million decrease in non-interest expense and a $18.0 million decrease in non-interest income, offset by an $10.6 million increase in net interest income and a $0.5 million increase in the provision for income taxes.
Net Interest Income
          On June 30, 2011, we implemented a reclassification in the treatment of amounts due from Federal Housing Administration (“FHA”) relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three and six month ended June 30, 2011, was an increase in net interest income of $12.7 million and $25.5 million, respectively, with an offsetting increase to asset resolution expense and an increase in net interest margin of 20 basis points and 21 basis points, respectively. The impact of the reclassification on the three and six month ended June 30, 2010, was an increase in net interest income of $7.1 million and $13.2 million, respectively, with an offsetting increase to asset resolution expense and an increase in net interest margin of 9 basis points and 10 basis points, respectively.
          We recognized $51.3 million in net interest income for the three months ended June 30, 2011, which represented an increase of 3.6 percent compared to $49.6 million reported for the same period in 2010. Net interest income represented 40.2 percent of our total revenue in 2011 as compared to 35.1 percent in 2010. For the six months ended June 30, 2011, we recognized $103.9 million in net interest income, which represented an increase of 11.3 percent compared to $93.3 million reported for the same period in 2010.
          Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities.
          Three months. For the three months ended June 30, 2011, we had average interest-earning assets of $11.3 billion, as compared to $12.7 billion for the three months ended June 30, 2010. The decline in average interest-earning assets reflects a $1.6 billion decline in average loans held-for-investment, as we continued to primarily originate residential first mortgage loans held-for-sale rather than for investment and a $1.0 billion decrease in average available-for-sale or trading securities. These decreases were offset by an increase of $0.7 billion in average interest-earning deposits, on which the Bank earns a minimal interest rate (25 basis points), to $1.5 billion for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increased interest-earning deposits will allow the Bank to fund its on-going initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives. Average-interest bearing liabilities totaled $10.3 billion for the three months ended June 30, 2011, as compared to $11.6 billion for the three months ended June 30, 2010. The decline of $1.3 billion reflects a $0.6 billion decrease in average deposits and a $0.5 billion decrease in average FHLB advances for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.
          Interest income for the three months ended June 30, 2011 was $108.1 million, a decrease of 21.2 percent from the $137.2 million recorded in the same period in 2010. Our residential first mortgage loans continued to run-off at a faster rate, while this was partially offset by new originations in the commercial and specialty loan portfolios. Interest expense for the three months ended June 30, 2011 was $56.7 million, a 35.7 percent decrease as compared to $87.6 million for the three months ended June 30, 2010. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 82 basis points from 3.03 percent for the three months ended June 30, 2010 to 2.21 percent in the same period in 2011, while the average yield on interest-earning assets decreased 49 basis points (11.4 percent), from 4.31 percent for the three months ended June 30, 2010 to 3.82 percent in the same period in 2011. As a result, our interest rate spread was 1.61 percent for the three months ended June 30, 2011 as compared to 1.28 percent for the three months ended June 30, 2010.
          Our consolidated net interest margin was positively impacted by the expansion of our interest rate spread during the three months ended June 30, 2011 and a $0.6 billion decrease in non-performing loans from $1.0 billion at June 30, 2010, to $0.4 billion at June 30, 2011. The result was a net interest margin for the three months ended June 30, 2011 of 1.81 percent as compared to 1.54 percent for the three months ended June 30, 2010. The Bank recorded a net interest margin of 1.86 percent for the three months ended June 30, 2011, as compared to 1.61 percent for the three months ended June 30, 2010.
          Six months. For the six months ended June 30, 2011, we had average interest-earning assets of $11.4 billion, as compared to $12.5 billion for the six months ended June 30, 2010. The decline in average interest-earning assets reflects a $1.7 billion decline in average loans held-for-investment, as we continued to primarily originate residential first mortgage loans held-for-sale rather than investment and a $0.7 billion decrease in average available-for-sale or trading securities. These decreases were offset by an increase of $0.6 billion in average interest-earning deposits, on which the Bank earns a minimal interest rate (25 basis points), to $1.6 billion for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increased interest-earning deposits will allow the Bank to fund its on-going initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives. Average-interest bearing liabilities totaled $10.4 billion for the six months ended June 30, 2011, as compared to $11.7 billion for the six months ended June 30, 2010. The decline of $1.3 billion reflects a $0.7 billion decrease in average deposits and a $0.5 billion decrease in average FHLB advances for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.
          Interest income for the six months ended June 30, 2011 was $219.2 million, a decrease of 18.6 percent from the $269.5 million recorded in the same period in 2010. Our residential first mortgage loans continued to run-off at a faster rate, while this was partially offset by new originations in the commercial and specialty loan portfolios. Interest expense for the six months ended June 30, 2011 was $115.3 million, a 34.5 percent decrease as compared to $176.1 million for the six months ended June 30, 2010. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 79 basis points from 3.03 percent for the six months ended June 30, 2010 to 2.24 percent for the six months ended June 30, 2011, while the average yield on interest-earning assets decreased 47 basis points (10.9 percent), from 4.32 percent for the six months ended June 30, 2010 to 3.85 percent for the six months ended June 30, 2011. As a result, our interest rate spread was 1.61 percent for the six months ended June 30, 2011, as compared to 1.27 percent for the six months ended June 30, 2010.
          Our consolidated net interest margin was positively impacted by the expansion of our interest rate spread during the six months ended June 30, 2011 and a $0.6 billion decrease in non-performing loans from $1.0 billion at June 30, 2010, to $0.4 billion at June 30, 2011. The result was a net interest margin for the six months ended June 30, 2011 of 1.81 percent, as compared to 1.47 percent the six months ended June 30, 2010. The Bank recorded a net interest margin of 1.87 percent for the six months ended June 30, 2011, as compared to 1.57 percent for the six months ended June 30, 2010.
          The following tables presents on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during both the three month periods ended June 30, 2011 and 2010 was a net increase of $0.5 million, and for the six month periods ended June 30, 2011 and 2010 was a net reduction of $(0.4) million and $(0.2) million, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended June 30,
	2011			2010
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in Thousands)
Interest-Earning Assets:
Loans available-for-sale	$1,509,692	$17,814	4.72%	$1,675,502	$20,927	5.00%
Loans repurchased with government guarantees	1,752,817	13,260	3.03%	1,173,398	7,148	2.44%
Loans held-for-investment:
Consumer loans (3)	4,551,266	52,245	4.59%	5,885,261	70,887	4.82%
Commercial loans (3)	1,211,284	14,836	4.85%	1,535,025	16,991	4.38%

Loans held-for-investment	5,762,551	67,081	4.65%	7,420,286	87,878	4.73%
Securities classified as available-for-sale or trading	724,694	8,949	4.94%	1,653,662	20,735	5.03%
Interest-earning deposits and other	1,548,231	957	0.25%	823,963	482	0.24%

Total interest-earning assets	11,297,984	108,061	3.82%	12,746,811	137,170	4.31%
Other assets	1,612,293			1,517,946

Total assets	$12,910,277			$14,264,757

Interest-Bearing Liabilities:
Demand deposits	$409,663	$339	0.33%	$388,402	$549	0.57%
Savings deposits	1,182,145	2,342	0.79%	691,170	1,553	0.90%
Money market deposits	579,361	1,061	0.73%	562,442	1,344	0.96%
Certificates of deposit	3,002,363	13,576	1.81%	3,313,711	24,273	2.94%

Total retail deposits	5,173,532	17,318	1.34%	4,955,725	27,719	2.24%
Demand deposits	66,549	91	0.55%	392,054	469	0.48%
Savings deposits	433,642	703	0.65%	68,722	101	0.59%
Certificates of deposit	237,600	397	0.67%	245,702	494	0.81%

Total government deposits	737,791	1,191	0.65%	706,478	1,064	0.60%
Wholesale deposits	741,024	6,393	3.46%	1,628,940	12,738	3.14%

Total Deposits	6,652,347	24,902	1.50%	7,291,143	41,521	2.28%
FHLB advances	3,400,202	30,218	3.56%	3,891,758	42,151	4.34%
Security repurchase agreements	—	—	—%	210,268	1,597	3.05%
Other	248,610	1,617	2.61%	248,635	2,348	3.79%

Total interest-bearing liabilities	10,301,159	56,737	2.21%	11,641,804	87,617	3.03%
Other liabilities	1,404,466			1,505,267
Stockholders’ equity	1,204,652			1,117,686

Total liabilities and stockholders equity	$12,910,277			$14,264,757

Net interest-earning assets	$996,825			$1,105,007

Net interest income		$51,324			$49,553

Interest rate spread (1)			1.61%			1.28%

Net interest margin (2)			1.81%			1.54%

Ratio of average interest-earning assets to interest-bearing liabilities			109.7%			109.5%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Six Months Ended June 30,
	2011			2010
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in Thousands)
Interest-Earning Assets:
Loans available-for-sale	$1,596,272	$36,508	4.57%	$1,598,996	$39,855	4.99%
Loans repurchased with government guarantees	1,749,124	26,036	2.98%	1,045,140	13,234	2.53%
Loans held-for-investment:
Consumer loans (3)	4,583,299	107,985	4.72%	5,885,068	143,190	4.87%
Commercial loans (3)	1,219,834	29,740	4.85%	1,569,025	35,955	4.56%

Loans held-for-investment	5,803,133	137,725	4.75%	7,454,093	179,145	4.81%
Securities classified as available-for-sale or trading	677,332	17,046	5.04%	1,397,018	36,102	5.19%
Interest-earning deposits and other	1,559,170	1,925	0.25%	1,019,300	1,126	0.22%

Total interest-earning assets	11,385,031	$219,240	3.85%	12,514,547	269,462	4.32%
Other assets	1,638,684			1,500,333

Total assets	$13,023,715			$14,014,880

Interest-Bearing Liabilities:
Demand deposits	$404,043	$724	0.36%	$379,260	$1,061	0.56%
Savings deposits	1,128,994	4,736	0.85%	690,080	2,973	0.87%
Money market deposits	567,737	2,135	0.76%	572,091	2,615	0.92%
Certificates of deposit	3,093,482	28,712	1.87%	3,352,020	49,052	2.95%

Total retail deposits	5,194,256	36,307	1.41%	4,993,451	55,700	2.25%
Demand deposits	72,117	195	0.55%	342,254	742	0.44%
Savings deposits	395,593	1,275	0.65%	72,954	193	0.53%
Certificates of deposit	244,584	825	0.68%	259,616	1,007	0.78%

Total government deposits	712,294	2,295	0.65%	674,824	1,942	0.58%
Wholesale deposits	790,772	13,322	3.40%	1,709,241	25,765	3.04%

Total Deposits	6,697,322	51,924	1.56%	7,377,516	83,407	2.28%
FHLB advances	3,434,438	60,196	3.53%	3,895,856	83,938	4.34%
Security repurchase agreements	—	—	—%	159,416	2,750	3.48%
Other	248,610	3,223	2.61%	274,266	6,044	4.43%

Total interest-bearing liabilities	10,380,370	115,343	2.24%	11,707,054	176,139	3.03%
Other liabilities	1,418,516			1,348,787
Stockholders’ equity	1,224,829			959,039

Total liabilities and stockholders equity	$13,023,715			$14,014,880

Net interest-earning assets	$1,004,661			$807,493

Net interest income		$103,897			$93,323

Interest rate spread (1)			1.61%			1.27%

Net interest margin (2)			1.81%			1.47%

Ratio of average interest-earning assets to interest-bearing liabilities			109.7%			106.9%

(5)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(6)	Net interest margin is net interest income divided by average interest-earning assets.

(4)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

Rate/Volume Analysis
     The following tables presents the dollar amount of changes in interest income and interest expense for the components of interest-earning assets and interest-bearing liabilities that are presented in the preceding table. The table below distinguishes between the changes related to average outstanding balances (changes in volume while holding the initial rate constant) and the changes related to average interest rates (changes in average rates while holding the initial balance constant). Changes attributable to both a change in volume and a change in rates were included as changes in rate.

	For the Three Months Ended June 30,
	2011 Versus 2010 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available-for-sale	$(1,042)	$(2,071)	$(3,113)
Loans repurchased with government guarantees	2,583	3,529	6,112
Loans held-for-investment
Consumer loans(1)	(2,608)	(16,034)	(18,642)
Commercial loans(1)	1,412	(3,567)	(2,155)

Total loans held-for-investment	(1,196)	(19,601)	(20,797)
Securities available-for-sale or trading	(157)	(11,629)	(11,786)
Interest-earning deposits and other	49	426	475

Total other interest-earning assets	$237	$(29,346)	$(29,109)

Interest-Bearing Liabilities:
Demand deposits	$(242)	$32	$(210)
Savings deposits	(323)	1,112	789
Money market deposits	(328)	45	(283)
Certificates of deposit	(8,500)	(2,197)	(10,697)

Total retail deposits	(9,393)	(1,008)	(10,401)
Demand deposits	11	(389)	(378)
Savings deposits	63	539	602
Certificates of deposit	(82)	(15)	(97)

Total government deposits	(8)	135	127
Wholesale deposits	584	(6,929)	(6,345)

Total deposits	(8,817)	(7,802)	(16,619)
FHLB advances	(6,729)	(5,204)	(11,933)
Security repurchase agreements	—	(1,597)	(1,597)
Other	(739)	8	(731)

Total interest-bearing liabilities	(16,285)	(14,595)	(30,880)

Change in net interest income	$16,522	$(14,751)	$1,771

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Six Months Ended June 30,
	2011 Versus 2010 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available-for-sale	$(3,278)	$(69)	$(3,347)
Loans repurchased with government guarantees	3,887	8,915	12,802
Loans held-for-investment
Consumer loans(1)	(3,531)	(32,674)	(35,205)
Commercial loans(1)	1,777	(7,992)	(6,215)

Total loans held-for-investment	(1,754)	(39,666)	(41,420)
Securities available-for-sale or trading	(504)	(18,552)	(19,056)
Interest-earning deposits and other	203	596	799

Total other interest-earning assets	$(1,446)	$(48,776)	$(50,222)

Interest-Bearing Liabilities:
Demand deposits	$(410)	$73	$(337)
Savings deposits	(130)	1,893	1,763
Money market deposits	(464)	(16)	(480)
Certificates of deposit	(16,693)	(3,646)	(20,339)

Total retail deposits	(17,697)	(1,696)	(19,393)
Demand deposits	39	(586)	(547)
Savings deposits	231	851	1,082
Certificates of deposit	(124)	(58)	(182)

Total government deposits	146	207	353
Wholesale deposits	1,414	(13,857)	(12,443)

Total deposits	(16,137)	(15,346)	(31,483)
FHLB advances	(13,915)	(9,827)	(23,742)
Security repurchase agreements	—	(2,750)	(2,750)
Other	(2,274)	(547)	(2,82)

Total interest-bearing liabilities	(32,326)	(28,470)	(60,796)

Change in net interest income	$30,880	$(20,306)	$10,574

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.
Provision for Loan Losses
     The provision reflects the current period charge necessary to maintain the allowance for loan losses at a level to cover our estimate of probable losses inherent in the portfolio for each of the respective measurement dates.
     Three months. During the three months ended June 30, 2011, we recorded a provision for loan losses of $48.4 million as compared to $86.0 million recorded during the same period in 2010. Net charge-offs for three month period ended June 30, 2011 totaled $45.4 million as compared to $94.0 million in for the same period in 2010. The decline was primarily attributable to provisions relating to residential first mortgage loans as a result of the sale in the fourth quarter 2010 of non-performing mortgage loans. The level of provisions during the second quarter 2011 was due in part to the increase during the quarter of over-90-day past due loans, which carry an incremental loss rate of 18 percent above that of the over-60-day loans in our calculation of the allowance for loan losses. Such increase in over-90-day loans arose principally from loans originated during 2007. Loans originated during 2007 comprised approximately 35 percent of the total residential first mortgage loans in our investment portfolio at June 30, 2011. Over-90-day residential mortgage loans originated during 2007 were approximately 41 percent of the total amount of the over-90-day residential mortgage loans outstanding at June 30, 2011. The 2007 vintage over-90-day past due loans were primarily intermediate ARM and fixed rate mortgages and approximately two-thirds had updated LTV ratios (based on HPI updates using OFHEO data as of March 31, 2011) in excess of 100 percent. The provision expense for second quarter 2011 also reflected a more conservative view by management of the expected loss rate applied to residential mortgage loans and of the internal credit rankings applied to commercial real estate loans originated through 2008. As a percentage of the average loans held-for-investment, net charge-offs for the three month period ended June 30, 2011 decreased to 0.79 percent from 1.27 percent for the same period in 2010.

     Six months. During the six months ended June 30, 2011, we recorded a provision for loan losses of $76.7 million as compared to $149.6 million recorded during the same period in 2010. The decrease in the provision during the six months ended June 30, 2011, which maintained the allowance for loan losses at $274.0 million at June 30, 2011 and December 31, 2010, parallels a decrease in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment over the comparable period in 2010. Net charge-offs for six month period ended June 30, 2011 totaled $76.7 million as compared to $143.6 million in for the same period in 2010. The decline was primarily due to a lower level of charge-offs of residential first mortgage loans resulting from non-performing loan sales completed in the fourth quarter of 2010 and the first quarter of 2011. As a percentage of the average loans held-for-investment, net charge-offs for the six month period ended June 30, 2011 decreased to 1.32 percent from 1.93 percent for the same period in 2010. However, the current period provision does include the effect of loan delinquencies increasing to 9.07 percent of total loans held-for-investment at June 30, 2011 from 8.02 percent at December 31, 2010.
     Loan delinquencies include all loans that were delinquent for at least 30 days under the OTS Method. The “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Total delinquent loans increased to $542.2 million at June 30, 2011, of which $403.4 million were over 90 days delinquent, as compared to $505.6 million at December 31, 2010, of which $318.4 million were over 90 days delinquent. During the six months ended June 30, 2011, the increase in delinquencies primarily impacted residential first mortgage loans as other categories of loans within the held-for-investment portfolio showed improvement including commercial real estate, commercial and industrial, second mortgage and HELOC loans. The overall delinquency rate on residential first mortgage loans increased to 11.04 percent at June 30, 2011 from 6.81 percent at December 31, 2010. This increase reflects the expected migration of current loans into delinquency status following the sale of non-performing loans completed in the fourth quarter of 2010, which temporarily reduced the overall delinquency rate. The overall delinquency rate on commercial real estate loans decreased to 9.41 percent at June 30, 2011 from 16.85 percent at December 31, 2010, due in large part to the charge-down or movement of impaired commercial real estate to REO coupled with a sale of several impaired commercial real estate loans.
     See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.
Non-Interest Income
     The following table sets forth the components of our non-interest income:
NON-INTEREST INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loan fees and charges	$14,712	$20,236	$30,850	$36,565
Deposit fees and charges	7,845	8,798	15,345	17,211
Loan administration	30,450	(54,665)	69,786	(28,515)
Net gain on trading securities	102	69,660	28	66,348
Loss on residual and transferors’ interest	(2,258)	(4,312)	(4,640)	(6,994)
Net gain on loan sales	39,827	64,257	90,012	116,823
Net loss on sales of mortgage servicing rights	(2,381)	(1,266)	(2,493)	(3,479)
Net gain on securities available-for-sale	—	4,523	—	6,689
Net loss on sale of assets	1,293	—	256	—
Total other-than-temporary impairment gain (loss)	39,725	11,274	39,725	36,796
Gain recognized in other comprehensive income before taxes	(55,309)	(11,665)	(55,309)	(40,473)

Net impairment losses recognized in earnings	(15,584)	(391)	(15,584)	(3,677)
Other fees and charges	(15,928)	(6,509)	(29,216)	(28,642)

Total non-interest income	$58,078	$100,331	$154,344	$172,329

     Total non-interest income was $58.1 million during the three months ended June 30, 2011, which was a 42.1 percent decrease from $100.3 million of non-interest income in the comparable 2010 period. The decrease during the three months ended June 30, 2011, was primarily due to a decrease in gain on trading securities, a decrease in net gain on loan sales, and a increase in net impairment losses recognized in earnings, offset by an increase in loan administration income. During the six months ended June 30, 2011, total non-interest income decreased to $154.3 million, from $172.3 million of non-interest income in the comparable 2010 period. The decrease during the six months ended June 30, 2011, was primarily due to the same reasons stated above. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.
     Loan fees and charges
     Our home lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages and other types of loans. For the three month period ended June 30, 2011, we recorded loan fees and charges of $14.7 million, a decrease of $5.5 million from the $20.2 million recorded for the comparable 2010 period. Loan fees and charges during the six month period ended June 30, 2011 were $30.9 million, compared to $36.6 million recorded for the same 2010 period. Loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all mortgage originations as available-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.
     Deposit fees and charges
     Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Our total number of customer checking accounts increased 10 percent from approximately 120,000 on June 30, 2010 to 132,000 as of June 30, 2011.
     Three months. Total deposit fees and charges decreased 11 percent during the three month period ended June 30, 2011 to $7.8 million, compared to $8.8 million during the comparable 2010 period. Our non-sufficient funds fees decreased to $5.1 million during the three month period ended June 30, 2011 from $6.1 million during the comparable 2010 period. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter 2010, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Debit card fee income increased by 18 percent to $1.9 million during the three month period ended June 30, 2011 from $1.6 million in the comparable 2010 period. This is attributable to the 15 percent increase in transaction volume from $85.0 million for the three months ended June 30, 2010 to $98.0 million during the three month period ended June 30, 2011. The Federal Reserve issued its final rule in connection with interchange fees, although it is more favorable than the original proposal, it may still represent a negative impact on future debit card fee income.
     Six months. Total deposit fees and charges decreased to $15.3 million, or 11 percent, during the six month period ended June 30, 2011 from $17.2 million during the comparable 2010 period. Our non-sufficient funds fees were $9.7 million during the six month period ended June 30, 2011 as compared to $11.7 million during the comparable 2010 period. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter 2010, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Debit card fee income increased to $3.7 million during the six month period ended June 30, 2011 from $3.0 million in the comparable 2010 period. This is attributable to the 15 percent increase in transaction volume from $165.0 million for the six months ended June 30, 2010 to $190.0 million during the six month period ended June 30, 2011. The Federal Reserve issued its final rule in connection with interchange fees, although it is more favorable than the original proposal, it may still represent a negative impact on future debit card fee income.

  Loan administration
     When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service these loans and earn a servicing fee, also referred to herein as loan administration income. Our MSRs are accounted for on the fair value method. See Note 10 of the Notes to Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The following table summarizes net loan administration income (loss):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Servicing income (loss) on other consumer mortgage servicing:
Servicing fees, ancillary income and charges	$35	$1,191	$68	$2,392
Amortization expense — other consumer	—	(467)	—	(884)
Impairment (loss) — other consumer	—	241	—	64

Total net loan administration income — other consumer	$35	$965	$68	$1,572
Servicing income (loss) on residential first mortgage servicing:
Servicing fees, ancillary income and charges	$42,727	$36,420	$86,314	$73,762
Fair value adjustments	(48,917)	(112,201)	(44,794)	(153,672)
Gain on hedging activity	36,605	20,151	28,198	49,823

Total net loan administration income (loss) — residential (1)	30,415	(55,630)	69,718	(30,087)

Total loan administration income (loss)	$30,450	$(54,665)	$69,786	$(28,515)

(1)	Loan administration income does not reflect the impact of mortgage-backed securities deployed as economic hedges of MSR assets. These positions, recorded as securities — trading, provided $0.1 million and less than $0.1 million in gains in the three and six months ended June 30, 2011, respectively, compared to $69.7 million and $66.3 million in gains, respectively, for the comparable 2010 periods. These positions, which are on the balance sheet, also contributed $0.9 million and $1.1 million in interest income for the three and six months ended June 30, 2011, respectively, as compared to $9.2 million and $3.5 million, respectively, during the corresponding period of 2010.
     Three months. Loan administration income increased to $30.4 million for the three month period ended June 30, 2011 from a loss of $54.7 million for the comparable 2010 period. Servicing fees, ancillary income, and charges on our residential first mortgage servicing increased during the three months ended June 30, 2011 compared to the same period in 2010, primarily attributable to an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance. Hedge performance was driven in part by the steepness of the yield curve and the resulting high level of carry on hedges as well as reduced market volatility. The total unpaid principal balance of loans serviced for others was $57.1 billion at June 30, 2011, compared to $50.4 billion at June 30, 2010.
     The loan administration income of $30.4 million does not include $0.1 million of gains in mortgage-backed securities that were held as economic hedges of our MSR asset during the three months ended June 30, 2011. These gains are required to be recorded separately as gains on trading securities as a component of current period results of operations.
     For consumer mortgage servicing, the decrease in the servicing fees, ancillary income and charges for the three month period ended June 30, 2011 compared to 2010 was due to the transfer of servicing to a third party servicer in the fourth quarter 2010. At June 30, 2011, the total unpaid principal balance of consumer loans serviced for others was zero (due to the transfer of such servicing pursuant to the applicable servicing agreements) compared to $0.8 billion serviced at June 30, 2010.
     Six months. Loan administration income was $69.8 million for the six month period ended June 30, 2011 from a loss of $28.5 million for the comparable 2010 period. The increase was primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance during the six months ended June 30, 2011, compared to the same period in 2010. During the six month periods ending June 30, 2011 and 2010, $4.7 billion and $10.8 billion, respectively, of servicing rights related to loans serviced for others were sold on a bulk basis.
     Loan administration income of $69.8 million does not include less than $0.1 million of gains in mortgage-backed securities that were held as economic hedges of our MSR asset during the six months ended June 30, 2011. The decrease in consumer mortgage servicing fees, ancillary income and charges for the six month period ended June 30, 2011 compared to 2010, was primarily due to the transfer of servicing to a third party servicer in the fourth quarter 2010

     Gain on trading securities
     Securities classified as trading are comprised of U.S. Treasury bonds and agency mortgage-backed securities. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.
     Three months. For U.S. Treasury bonds held, we recorded a gain of $0.1 million for the three month period ended June 30, 2011, all of which was related to an unrealized gain on U.S. Treasury bonds held at June 30, 2011. For the same period in 2010, we recorded a gain of $69.7 million of which $24.8 million was related to an unrealized gain on agency mortgage-backed securities and U.S. Treasury bonds held at June 30, 2010.
     Six months. For the six month period ended June 30, 2011, we recorded a gain of less than $0.1 million on U.S. Treasury bonds held, all of which was related to an unrealized gain on U.S. Treasury bonds held at June 30, 2011. For the same period in 2010, we recorded a gain of $66.3 million of which $21.0 million was related to an unrealized gain on agency mortgage-backed securities and U.S. Treasury bonds held at June 30, 2010.
     Loss on residual interests and transferor interests
     Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses during the three and six months ended June 30, 2011 and 2010 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. For further information on the securitizations see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Three months. We recognized a loss of $2.3 million for the three month period ended June 30, 2011, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. We recognized a loss of $4.3 million for the three month period ended June 30, 2010, of which $0.3 million was related to the reduction in the residual valuation and $4.0 million was related to the reduction in the transferor’s interest. At June 30, 2011, our expected liability was $3.0 million, compared to $7.5 million at June 30, 2010.
     Six months. For the six month period ended June 30, 2011, we recognized a loss of $4.6 million, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. For the six month period ended June 30, 2010, we recognized a loss of $7.0 million, of which $2.1 million was related to the reduction in the residual valuation and $4.9 million was related to the reduction in the transferor’s interest.
     Net gain on loan sales
     Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the secondary market reserve related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale.
     The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net gain on loan sales	$39,827	$64,257	$90,012	$116,823
Loans sold or securitized	$4,362,518	$5,259,830	$10,192,026	$10,274,686
Spread achieved	0.91%	1.22%	0.88%	1.14%

     Three months. For the three month period ended June 30, 2011, net gain on loan sales decreased $24.5 million to $39.8 million from $64.3 million in the comparable 2010 period. The three- month period ended June 30, 2011, included the sale of $4.4 billion in loans compared to $5.3 billion sold in the comparable 2010 period. Management believes changes in market conditions during the 2010 and into the 2011 period resulted in decreased mortgage loan origination volume ($4.6 billion in the three month period ended June 30, 2011 compared to $5.5 billion in the comparable 2010 period) and an overall decrease on sale spread (91 basis points in the three month period ended June 30, 2011 compared to 122 basis points in the comparable 2010 period). The decrease was primarily due to an increase in trades paired off fees which totaled $3.8 billion during the three months ended June 30, 2011, compared to $2.6 billion during the three months ended June 30, 2010.
     Six months. Net gain on loan sales decreased to $90.0 million for the six- month period ended June 30, 2011, from $116.8 million in the comparable 2010 period. The decrease included the sale of $10.2 billion in loans, compared to $10.3 billion sold in the six months ended June 30, 2010. Management believes changes in market conditions during the 2010 and into the 2011 period resulted in decreased mortgage loan origination volume ($9.5 billion in the six months ended June 30, 2011, compared to $9.8 billion in the comparable 2010 period) and an overall decrease on sale spread (88 basis points in the six months ended June 30, 2011, compared to 114 basis points in the comparable 2010 period). The decrease was primarily due to an increase in trades paired off fee and the loss spread during the six months ended June 30, 2011 was 22 basis points higher, compared to the six months ended June 30, 2010.
     Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans available-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans available-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $6.5 million and $47.5 million for the three and six month periods ended June 30, 2011, respectively, compared to $25.4 million and $42.4 million for the comparable 2010 periods, respectively. Lower of cost or market adjustments amounted to less than $0.1 million for both the three- and six- month periods ended June 30, 2011, respectively, compared to less than $0.1 million and $0.1 million for the comparable 2010 periods, respectively. Provisions to our secondary market reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $1.4 million and $3.7 million, for the three- and six- month periods ended June 30, 2011, respectively, compared to $6.8 million and $13.9 million for the comparable 2010 periods, respectively. Also included in net gain on loan sales is the initial capitalized value of our MSRs, which totaled $38.3 million and $89.0 million for the three- and six- month periods ended June 30, 2011, respectively, compared to $45.1 million and $93.4 million for the comparable 2010 periods, respectively.
     Net loss on sales of mortgage servicing rights
     As part of our business model, our home lending operation occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry our MSRs at fair value, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.
     Three months. For the three month period ended June 30, 2011, we recorded a loss on sales of MSRs of $2.4 million compared to a $1.3 million loss recorded for the same period in 2010. During the three month period ended June 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.7 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) as to underlying mortgage loans totaling $0.3 billion. During the same period in 2010, we transferred the related servicing rights on our two private second mortgage loans securitizations, FSTAR 2006-1 and FSTAR 2007-1, and had amortized costs of $5.1 million and a recorded impairment of $3.8 million.
     Six months. We recorded a loss on sales of MSRs of $2.5 million for the six month period ended June 30, 2011, compared to a $3.5 million loss recorded for the same period in 2010. During the six month period ended June 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.7 billion and as to underlying mortgage loans totaling $0.8 billion. During the same period in 2010, we transferred the related servicing rights on our two private second mortgage loans securitizations, FSTAR 2006-1 and FSTAR 2007-1, and had amortized costs of $5.1 million and a recorded impairment of $3.8 million.
     Net gain on securities available-for-sale
     Securities classified as available-for-sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).
     Gains on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank, are reported within net gain on loan sales. Securities in U.S. government sponsored agency mortgage-backed securities available-for-sale typically have remained in the portfolio less than 90 days before sale. Gain on sales for all other available-for-sale securities types are reported in net gain on sale on sale of available-for-sale securities.
     Three months. During the three months ended June 30, 2011, there were no sales of U.S. government sponsored agency mortgage-backed securities with underlying mortgage products originated by the Bank, compared to $143.4 million resulting in $0.2 million of net gain on loan sale during the same period in 2010. During the three month period ended June 30, 2011, there were no sales in purchased U.S. government sponsored agency mortgage-backed securities and non-U.S. government sponsored agency mortgage-backed securities available-for-sale. During the three months ended June 30, 2010, we sold $198.2 million in purchased U.S. government sponsored agency securities available-for-sale generating a net gain on sale of available-for-sale securities of $4.5 million.
     Six months. There were no sales of U.S. government sponsored agency mortgage-backed securities with underlying mortgage products originated by the Bank during the six months ended June 30, 2011, compared to $143.4 million resulting in $0.2 million of net gain on loan sale during the same period in 2010. During the six month period ended June 30, 2011, there were no sales in purchased U.S. government sponsored agency mortgage-backed securities and non-U.S government sponsored agency mortgage-backed securities available-for-sale. During the three months ended June 30, 2010, we sold $251.0 million in purchased U.S. government sponsored agency securities available-for-sale generating a net gain on sale of available-for-sale securities of $6.7 million.
     Net impairment loss recognized through earnings
     In both the three and six month periods ended June 30, 2011, there were $15.6 million of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At June 30, 2011, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $50.3 million. In the three and six month periods ended June 30, 2010, additional OTTI due to credit losses on investments with existing OTTI credit losses totaled $0.4 million and $3.7 million, respectively, while additional amounts of OTTI due to credit loss were recognized on two securities that did not already have such losses at June 30, 2010. All OTTI due to credit losses were recognized as expense in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Other fees and charges
     Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (“FRC”), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.
     Three months. During the three months ended June 30, 2011, we recorded $2.1 million in dividends on an average outstanding balance of FHLB stock of $328.3 million, as compared to $1.8 million in dividends on an average balance of FHLB stock outstanding of $373.4 million for the comparable period in 2010. During the three months ended June 30, 2011, FRC had no earned fees, compared to $0.4 million for the same period in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees. In addition, during the three month period ended June 30, 2011, we recorded an expense of $21.4 million for the increase in our secondary market reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $11.4 million recorded in the comparable 2010 period.
     Six months. During the six months ended June 30, 2011, we recorded $4.3 million in dividends on an average outstanding balance of FHLB stock of $331.3 million, as compared to $3.7 million in dividends on an average balance of FHLB stock outstanding of $373.4 million for the comparable period in 2010. During the six months ended June 30, 2011, FRC had no earned fees, compared to $0.9 million for the same period in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees. In addition, we recorded expense of $41.8 million and $38.2 million relating to adjustments to our estimates in determining our secondary market reserve, for the six months ended June 30, 2011 and 2010, respectively.
Non-Interest Expense
     The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan origination, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. We account for substantially all of our mortgage loans available-for-sale using the fair value method and, therefore, immediately recognize loan origination fees and direct origination costs in the period incurred rather than defer the cost.

NON-INTEREST EXPENSE

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Compensation and benefits	$53,749	$43,260	$109,491	$97,192
Commissions	7,483	7,946	15,052	15,096
Occupancy and equipment	16,969	15,903	33,587	31,914
Asset resolution	23,282	52,587	61,391	75,246
Federal insurance premiums	10,789	10,640	19,515	20,688
Other taxes	667	841	1,533	1,696
Warrant income	(1,998)	(3,486)	(2,825)	(2,259)
General and administrative	20,057	28,592	40,488	46,200

Total	130,998	156,283	278,232	285,773
Less: capitalized direct costs of loan closings	(76)	(102)	(79)	(163)

Total, net	$130,922	$156,181	$278,153	$285,610

Efficiency ratio (1)	119.7%	104.2%	107.7%	107.5%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
     Non-interest expenses totaled $130.9 million during the three month period ended June 30, 2011, compared to $156.2 million in the comparable 2010 period. Non-interest expenses totaled $278.2 million during the six month period ended June 30, 2011, compared to $285.6 million in the comparable 2010 period. The 2.6 percent decrease in non-interest expense during the six month period ended June 30, 2011 compared to the prior year, was primarily due to a decrease in asset resolution and general administration expenses.
     Compensation and benefits
     Three months. Compensation and benefit expense totaled $53.7 million for the three month period ended June 30, 2011 compared to $43.3 million in the comparable 2010 period. The increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees and a $6.7 million increase in incentive compensation accruals during the three months ended June 30, 2011, compared to the three months ended June 30, 2010 which included a $3.6 million reversal of a prior year incentive compensation accrual.
     Six months. For the six month period ended June 30, 2011 compensation and benefit expense totaled $109.5 million compared to $97.2 million in the comparable 2010 period. The 12.7 percent increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees and an $8.6 million increase in incentive compensation accruals during the six months ended June 30, 2011, compared to the six months ended June 30, 2010 which included a $3.6 million reversal of a prior year incentive compensation accrual. Our full-time equivalent non-commissioned salaried employees increased overall by 105 from June 30, 2010 to a total of 2,990 at June 30, 2011.
     Commissions
     Three months. Commission expense, which is variable cost associated with loan originations, totaled $7.5 million, equal to 16 basis points (0.16 percent) of total loan originations during the three months ended June 30, 2011, as compared to $7.9 million, equal to 15 basis points (0.15 percent) of total loan originations in the comparable 2010 period. The decrease in commissions was primarily due to the 12.2 percent decrease in loan originations for the three months ended June 30, 2011. Loan originations decreased to $4.8 billion for the three months ended June 30, 2011 from $5.5 billion for the comparable period in 2010.
     Six months. During the six months ended June 30, 2011 commission expense totaled $15.1 million, equal to 16 basis points (0.16 percent) of total loan originations, compared to $15.1 million, equal to 15 basis points (0.15 percent) of total loan originations in the comparable 2010 period. The 0.3 percent decrease in commissions is primarily due to the 1.2 percent decrease in loan originations during the six months ended June 30, 2011. Loan originations decreased to $9.7 billion for the six months ended June 30, 2011 from $9.8 billion in the comparable period in 2010.

     Asset resolution
     Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions, gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. On June 30, 2011, we implemented a reclassification in the financial reporting application of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (i.e. asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three and six months ended June 30, 2011, was an increase in net interest income of $12.7 million and $25.5 million, respectively, and a corresponding increase to asset resolution expense. The impact of the reclassification on the three and six months ended June 30, 2010, was an increase in net interest income of $7.1 million and $13.2 million, respectively, and a corresponding increase to asset resolution expense. The discussion immediately below relates to the changes in asset resolution expense on a post-reclassification basis.
     Three months. Asset resolution expense decreased $29.3 million to $23.3 million for the three months ended June 30, 2011 compared to $52.6 million in the comparable period in 2010. The decrease is primarily due to a decrease in our provision for REO loss, which decreased from $37.0 million to $6.1 million, a decrease of $32.1 million, net of any gain on REO and recovery of related debt which totaled $1.2 million. The decrease in asset resolution was also partially offset by foreclosure and additional repurchase expense that totaled $20.5 million for the three months ended June 30, 2011 and $17.7 million for the same period in 2010, an increase of $2.8 million.
     Six months. For the six months ended June 30, 2011, asset resolution expense decreased $13.8 million to $61.4 million compared to $75.2 million in the comparable period in 2010. The decrease was primarily due to a decrease in our provision for REO loss, which decreased $20.5 million from $45.1 million to $24.6 million, net of any gain on REO and recovery of related debt which totaled $5.3 million. In addition, for the six months ended June 30, 2011, the decrease in asset resolution was offset in part by foreclosure and additional repurchase expense which increased from to $42.8 million during the six months ended June 30, 2011 from $30.9 million during the same period in 2010, an increase of $11.9 million.
     Federal insurance premiums
     Three months. Our FDIC insurance expense was $10.8 million for the three months ended June 30, 2011, as compared to $10.6 million for the same period in 2010. The increase was largely due to an increase in our assessment base due to a change in how the assessment base used for calculating deposit insurance is now determined as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. After March 31, 2011, our assessment base for deposit insurance was calculated based on our average consolidated total assets less average tangible equity during the assessment period, as opposed to our average reported deposits. The increase in our assessment base for the three months ended June 30, 2011, was offset in part by a lower assessment rate.
     Six months. For the six months ended June 30, 2011 our FDIC insurance premiums were $19.5 million, compared to $20.7 million for the same period in 2010. The $1.2 million decrease was primarily due to the lower deposit liabilities we carried during the 2011 period.
     Warrant income
     Three months. Warrant income decreased $1.5 million for the three month period ended June 30, 2011, which resulted in income of $2.0 million, compared to an income of $3.5 million during the same period in 2010. In November 2010, 5.5 million shares of additional warrants were issued to certain investors of the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At June 30, 2011, total warrants stood at 6.9 million shares and were fair valued at $6.5 million, compared to $9.3 million at December 31, 2010. At June 30, 2010, the net total of warrants stood at 1.4 million shares and the valuation of the warrants decreased to $2.8 million from $5.1 million at December 31, 2009. The three months ended June 30, 2011 decrease, compared to the three months ended June 30, 2010 was primarily due to the offset of the increase in the number of warrants outstanding.
     Six months. For the six month period ended June 30, 2011 warrant income increased $0.5 million, which resulted in income of $2.8 million, compared to an income of $2.3 million during the same period in 2010. In November of 2010, 5.5 million shares additional warrants were issued to certain investors of the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At June 30, 2011, total warrants stood at 6.9 million shares and were fair valued at $6.5 million, compared to $9.3 million at December 31, 2010. At June 30, 2010, the net total of warrants stood at 1.4 million shares and the valuation of warrants decreased to $2.8 million from $5.1 million at December 31, 2009. The overall increase in warrant income is attributable to the issuance of additional warrants, offset by the decline in market price of our common stock since June 30, 2010.

     General and administrative
     Three months. General and administrative expense increased $8.5 million, to $20.1 million for the three months ended June 30, 2011 from $28.6 million, which includes the $9.0 million loss on the extinguishment of debt, for the three months ended June 30, 2010. Excluding the 2010 loss on the extinguishment of debt, the increase was primarily due to our outside consulting, audit and legal expenses increasing 29.3 percent, or an increase of $1.2 million from $4.0 million for the three months ended June 30, 2010 to $5.2 million for the three months ended June 30, 2011.
     Six months. For the six months ended June 30, 2011 general and administrative expense decreased $5.7 million, to $40.5 million from $46.2 million, which includes the $9.0 million loss on the extinguishment of debt, for the six months ended June 30, 2010. Excluding the 2010 loss on the extinguishment of debt, the increase was primarily due to a $2.4 million increase in residential loan expenses to $4.5 million for the six month period ended June 30, 2011, resulting from a $1.7 million decrease in loss mitigation administrative income and a $1.2 million increase in miscellaneous loan expenses, partially offset by $0.8 million decrease in our servicing outsource expenses. In addition, our outside consulting, audit and legal expenses increased 37.8 percent, an increase of $2.6 million from $7.1 million for the six months ended June 30, 2010 to $9.7 million for the six months ended June 30, 2011. The increase was offset in part by a 15.6 percent decrease or $1.1 million decrease in loan documentation expenses of $6.2 million for the period ended June 30, 2011, compared to $7.3 million for the six month period ended June 30, 2010.
     Provision (Benefit) for Federal Income Taxes
     For the three and six month periods ended June 30, 2011, our provision (benefit) for federal income taxes as a percentage of pretax loss was 0.4 percent and 0.5 percent, respectively. For the comparable 2010 periods, we recorded no provision (benefit) for federal income taxes. For each period, the provision (benefit) for federal income taxes varies from statutory rates primarily because of an addition to our valuation allowance for net deferred tax assets.
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
     FASB ASC Topic 740 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable and, therefore, difficult to overcome. We had such cumulative pre-tax losses in 2009 and 2010, and we considered this evidence in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believe that it is probable that we will not generate significant pre-tax income in the near term. As a result of these two significant facts, we recorded a $365.3 million valuation allowance against deferred tax assets as of June 30, 2011. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Analysis of Items on Statements of Financial Condition
Assets
     Interest-earning deposits
     Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), decreased $191.6 million to $701.9 million at June 30, 2011. The decrease compared to December 31, 2010, was primarily due to a redeployment of interest-earning deposits into commercial and specialty loan originations and warehouse lending. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives.

     Securities classified as trading
     Securities classified as trading are comprised of U.S. Treasury bonds and non-investment grade residual securities. Changes to the fair value of trading securities are recorded in the Consolidated Statement of Operations. At June 30, 2011 there were $292.4 million in U.S. Treasury bonds in trading, compared to $160.8 million in U.S. Treasury bonds at December 31, 2010. U.S. Treasury bonds held in trading are used as an offset against changes in the valuation of the MSR portfolio, however, these securities do not qualify as an accounting hedge as defined in U.S. GAAP. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Securities classified as available-for-sale
     Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, increased to $551.2 million at June 30, 2011, from $475.2 million at December 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans available-for-sale
     A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At June 30, 2011, we held loans available-for-sale of $2.0 billion, which was a decrease of $0.6 billion from $2.6 billion held at December 31, 2010. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates, loan originations tend to decrease. The decrease in the balance of loans available-for-sale was principally attributable to the timing of loan sales. During the six months ended June 30, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value. For further information on our loans available-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     Loans repurchased with government guarantees
     Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statement of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At June 30, 2011, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $104.2 million and were classified as loans available-for-sale.
     At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale. The loans repurchased with government guarantees remained relatively stable from December 31, 2010 to June 30, 2011.
     Substantially all of these loans continue to be insured or guaranteed by Ginnie Mae and our management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency, however, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes 90 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations.
     Loans held-for-investment
     Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans and leases. Loans held-for-investment decreased from $6.3 billion at December 31, 2010, to $6.0 billion at June 30, 2011 primarily due to warehouse loans decreasing 28.7 percent at June 30, 2011 compared to December 31, 2010, as a result of the lower loan origination volume. Commercial real estate loans decreased $139.2 million to $1.1 billion, primarily due to the second quarter 2011 sale of $37.2 million non-performing commercial real estate loans. Residential first mortgage loans held-for-investment decreased $40.4 million to $3.7 billion, HELOC loans decreased $32.9 million to $241.4 million, and second mortgage loans decreased $19.3 million to $155.5 million, from December 31, 2010 to June 30, 2011. These portfolios continued to decrease as we continued to primarily originate residential first mortgage loans for sale rather than investment. These decreases were partially offset by an increase of $90.3 million in commercial and industrial loans as we began to execute our on-going initiatives to increase commercial lending. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.
Quality of Earning Assets
     The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.
NON-PERFORMING LOANS AND ASSETS

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands)
Non-performing loans (1)
	$403,381	$368,152	$318,416	$911,372	$1,013,828
Real estate and other non-performing assets, net (1)	110,050	178,774	179,557	229,750	226,215

Non-performing assets held-for-investment, net	513,431	546,926	497,973	1,141,122	1,240,043

Non-performing loans available-for-sale	5,341	6,598	94,889	—	—

Total non-performing assets including loans available-for-sale	$518,773	$553,524	$592,862	$1,141,122	$1,240,043

Ratio of non-performing assets to total assets	4.10%	4.26%	4.35%	8.25%	9.06%
Ratio of non-performing loans held for investment to loans held-for-investment (1)	6.75%	6.39%	5.05%	12.46%	13.76%
Ratio of allowance to non-performing loans held for investment	67.9%	73.6%	86.1%	52.0%	52.3%
Ratio of allowance to loans held-for-investment	4.59%	4.70%	4.35%	6.48%	7.20%
Ratio of net charge-offs to average loans held-for- investment (2)	0.79%	0.54%	1.44%	1.48%	1.27%

(1)	During the second quarter of 2011, approximately $30 million was reclassified from real estate and other non-performing assets to non- performing loans. This was related to the classifications described in Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplemental Data, herein. Excluding this reclassification, the ratio of non-performing loans held for investment to total loans held-for-investment would have been 6.28% at June 30, 2011.
     (2) At December 31, 2010, net charge-off to average loans held-for-investment ratio was 6.26%, including the loss recorded on the non-performing loan sale.
     The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Beginning balance	$240,006	$327,311	$451,984	$253,934	$440,948
Additions	36,003	23,380	73,609	63,896	118,306
Returned to performing	(3,729)	(11,606)	(45,110)	(18,701)	(53,922)
Principal payments	(8,803)	(8,873)	(4,927)	(10,647)	(13,449)
Sales	(78,237)	(21,058)	(8,426)	(82,480)	(17,054)
Charge-offs, net of recoveries	(25,504)	(46,204)	(30,238)	(44,112)	(37,937)
Valuation write-downs	(3,484)	(9,016)	(16,140)	(5,638)	(16,140)

Ending balance	$156,252	$253,934	$420,752	$156,252	$420,752

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
     At June 30, 2011, we had $542.2 million loans held-for-investment that were determined to be delinquent. Of those delinquent loans, $403.4 million of loans were non-performing held-for-investment, of which $286.1 million, or 70.9 percent, were single-family residential first mortgage loans. At December 31, 2010, $505.6 million in loans were determined to be delinquent, of which $318.4 million of loans were non-performing, and of which $130.4 million, or 41.0 percent were single-family residential first mortgage loans. At June 30, 2011, non-performing loans available-for-sale totaled $5.3 million, compared to $94.9 million at December 31, 2010. The $89.6 million decrease from December 31, 2010 to June 30, 2011 in non-performing loans available-for-sale, was primarily due to the sale of $80.3 million of non-performing residential first mortgage loans at a sale price which approximated carrying value in the first and second quarters of 2011.
     Residential first mortgage loans. As of June 30, 2011, non-performing residential first mortgages increased to $286.1 million, up $166.2 million or 138.6 percent, from $119.9 million at December 31, 2010. At June 30, 2011, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.2 billion, or 59.8 percent of total residential first mortgage loans. At December 31, 2010, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.3 billion, or 61.5 percent of total residential first mortgage loans. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2010 and 2011. Net charge-offs within the residential first mortgage portfolio totaled $10.4 million for the six months ended June 30, 2011, compared to $74.0 million for the comparable period in 2010. This reduction in net charge-offs is due to the sale or transfer to available-for-sale of substantially all of the non-performing residential first mortgages in the fourth quarter of 2010. Management expects the lower level of net charge-offs to continue for the remainder of 2011.
     Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2010 and 2011. Non-performing commercial real estate loans have decreased to 9.3 percent of the portfolio at June 30, 2011 down from 14.1 percent as of December 31, 2010. Net charge-offs within the commercial real estate portfolio totaled $44.1 million for the six months ended June 30, 2011 an increase from $39.6 million for comparable period in 2010.
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
     The following table sets forth information regarding TDRs at June 30, 2011:

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Consumer loans (1)	$532,960	$120,397	$653,357
Commercial loans (2)	21,481	29,781	51,262

	$554,441	$150,178	$704,619

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans.

(2)	Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans.

     The following table sets forth information regarding delinquent loans at the dates listed. At June 30, 2011, 76.4 percent of all delinquent loans were loans in which we had a first lien position on residential real estate.
DELINQUENT LOANS HELD-FOR-INVESTMENT

Days Delinquent	June 30, 2011	December 31, 2010
	(Dollars in thousands)
30 - 59
Consumer loans:
Residential first mortgage	$84,265	$96,768
Second mortgage	2,180	3,587
HELOC	3,815	3,735
Other	925	939
Commercial loans:
Commercial and industrial	40	175
Commercial real estate	1,352	28,245

Total 30- 59 days delinquent	92,577	133,449

60 - 89
Consumer loans:
Residential first mortgage	42,911	40,821
Second mortgage	718	1,968
HELOC	2,241	3,783
Other	212	335
Commercial loans:
Commercial and industrial	—	55
Commercial real estate	187	6,783

Total 60- 89 days delinquent	46,269	53,745

90 +
Consumer loans:
Residential first mortgage	286,083	119,903
Second mortgage	6,242	7,480
Construction	898	3,021
Warehouse lending	28	—
HELOC	5,212	6,713
Other	288	822

Commercial loans:
Commercial and industrial	1,616	4,918
Commercial real estate	103,014	175,559

Total 90+ days delinquent	403,381	318,416

Total delinquent loans	$542,227	$505,610

     We calculate our delinquent loans using a method required by the OTS when we prepare regulatory reports that we submit to the OTS each quarter. This method, also called the “OTS Method,” considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the OTS Method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $162.2 million, 60 day delinquencies equaled $90.8 million and 90+ day delinquencies equaled $449.2 million at June 30, 2011. Total delinquent loans under the MBA Method total $702.2 million or 11.8 percent of loans held-for-investment at June 30, 2011. By comparison, 30 day delinquencies equaled $215.0 million, 60 day delinquencies equaled $111.4 million and 90+ day delinquencies equaled $365.0 million at December 31, 2010 under the MBA Method and total delinquent loans under the MBA Method were $691.4 million or 11.0 percent of loans held-for-investment at December 31, 2010.

     The following table sets forth information regarding non-performing loans (i.e., 90+ days delinquent loans) as to which we have ceased accruing interest:
NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At June 30, 2011
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,744,342	$286,083	7.6%	71.0%
Second mortgage	155,537	6,242	4.0	1.5
Construction	898	898	100.0	0.2
Warehouse lending	513,678	28	—	—
HELOC	241,396	5,212	2.2	1.3
Other consumer	77,052	252	0.3	0.1

Total consumer loans	4,732,903	298,715	6.3	74.1
Commercial loans:
Commercial real estate	1,111,131	102,612	9.2	25.5
Commercial lease financing	99,173	—	—	—
Commercial and industrial	31,927	1,616	5.1	0.4

Total commercial loans	1,242,231	104,228	8.4	25.9

Total loans	5,975,134	$402,943	6.7%	100.0%

Less allowance for loan losses	(274,000)

Total loans held-for-investment, net	$5,701,134

     The following table sets forth the non-performing loans (i.e., 90+ days delinquent loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at June 30, 2011.
RESIDENTIAL FIRST MORTGAGE LOANS

At June 30, 2011
			Unpaid Principal
Vintage	Performing Loans	Non-Accrual Loans	Balance(1)
Pre-2003	$93,110	$4,440	$97,550

2003	247,516	9,267	256,783
2004	692,612	19,599	712,211
2005	707,744	35,005	742,749
2006	347,608	39,352	386,960
2007	1,133,055	128,067	1,261,122

2008	85,433	41,316	126,749
2009	64,742	8,298	73,040
2010	28,517	739	29,256
2011	22,848	—	22,848

Total loans	$3,423,185	$286,083	$3,709,268

Net deferred fees and other			35,074

Total residential first mortgage loans			$3,744,342

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.
     Asset sale. On November 15, 2010, we sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the available-for-sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses. During the first quarter 2011, we sold $80.3 million of the $104.2 million non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value. During the second quarter 2011, we sold $68.1 million of non-performing commercial real estate assets, which resulted in a $0.6 million gain included in net gain on sale of assets.
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
     The allowance for loan losses remained at $274.0 million at June 30, 2011 and December 31, 2010. The allowance for loan losses as a percentage of non-performing loans decreased to 67.9 percent from 86.1 percent at December 31, 2010. The allowance for loan losses as a percentage of investment loans increased to 4.59 percent as of June 30, 2011 from 4.35 percent as of December 31, 2010.
Allowance for Unfunded Lending Commitments
     The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in secondary market reserve on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments has decreased by $0.5 million from December 31, 2010, to $3.3 million at June 30, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.64 percent of loans at June 30, 2011 compared to 4.40 percent at December 31, 2010.
     The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.
ALLOWANCE FOR LOAN LOSSES

	At June 30, 2011
	Investment	Percent
	Loan	of	Allowance	Percentage to Total
	Portfolio	Portfolio	Amount	Allowance
	(Dollars in thousands)
Consumer loans:

Residential first mortgage	$3,744,342	62.7%	$145,244	53.0%
Second mortgage	155,537	2.6	20,097	7.3
Construction	898	—	238	0.1
Warehouse lending	513,678	8.6	1,620	0.6
HELOC	241,396	4.0	16,230	5.9
Other	77,052	1.3	1,789	0.7

Total consumer loans	4,732,903	79.2	185,218	67.6
Commercial loans:
Commercial real estate	1,111,131	18.6	81,128	29.6
Commercial and industrial	99,173	1.7	2,320	0.8
Commercial lease financing	31,927	0.5	176	0.1

Total commercial loans	1,242,231	20.8	83,624	30.5

Unallocated	—	—	5,158	1.9

Total consumer and commercial loans	$5,975,134	100.0%	$274,000	100.0%

     The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.
     The following table shows the activity in the allowance for loan losses during the indicated periods:
ACTIVITY WITHIN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$271,000	$538,000	$274,000	$524,000
Provision charged to operations	48,384	86,019	76,693	149,579
Charge-offs	(47,265)	(96,088)	(81,384)	(147,648)
Recoveries	1,881	2,069	4,691	4,069

Balance, end of period	$274,000	$530,000	$274,000	$530,000

Reserve for Unfunded Commitments:
Balance, beginning of period	$3,750	$4,000	$3,750	$4,500
Provision charged to operations	(450)	(250)	(450)	(750)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$3,300	$3,750	$3,300	$3,750

     The following table sets forth information regarding non-performing loans (i.e., over 90 days delinquent loans) at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
Non-performing loans	2011	2010
	(Dollars in thousands)
Loans secured by real estate
Consumer loans:
Home loans — secured by first lien	$286,083	$119,903
Home loans — secured by second lien	6,242	7,480
Home equity lines of credit	5,212	6,713
Construction — residential	898	3,021
Warehouse lending	28	—
Commercial loans:
Commercial real estate	103,014	175,559

Total non-performing loans secured by real estate	401,477	312,676
Consumer loans:
Other consumer	288	822
Commercial loans:
Commercial and industrial	1,616	4,918

Total non-performing loans held in portfolio	$403,381	$318,416

     In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2009 and increased substantially in 2010 and 2011. As of June 30, 2011, we had $704.6 million in restructured loans in the loans held-for-investment portfolio, of which $150.2 million were included in non-performing loans.

     Restructured loans by loan type are presented in the following table:

	June 30,	December 31,
Restructured Loans	2011	2010
	(Dollars in thousands)
Consumer loans:
Residential first mortgage loans	$638,646	$654,414
Second mortgage loans	14,711	15,633
Commercial loans:
Commercial real estate loans	51,222	98,590
Commercial and industrial loans	40	42

Total	$704,619	$768,679

     Accrued interest receivable
     Accrued interest receivable increased from $83.9 million at December 31, 2010 to $91.5 million at June 30, 2011. Our total earning assets decreased $860.0 million to $11.0 billion at June 30, 2011, compared to $11.8 billion at December 31, 2010. During the six months ended June 30, 2011, $11.1 million of accrued interest on non-performing loans was charged off. We typically collect interest in the month following the month in which it is earned.
     Repossessed assets
     Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At June 30, 2011, repossessed assets totaled $110.0 million, compared to $151.1million at December 31, 2010. The decrease was primarily due to the $30.9 million sales of real estate owned in the commercial real estate portfolio.
     Recently, increased attention has been placed in the mortgage banking industry’s documentation and review associated with foreclosure processes. We believe our foreclosure processes follow established safeguards, and we routinely review our policies and procedures to reconfirm the foreclosure asset quality.
     The following schedule provides the activity for repossessed assets during each of the past five quarters:
Net Repossessed Asset Activity

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010
	(Dollars in thousands)
Beginning balance	$146,372	$151,085	$98,585	$198,230	$167,265
Additions	16,229	24,976	17,535	55,522	91,119
Disposals	(52,551)	(29,689)	(65,035)	(55,167)	(60,154)

Ending balance	$110,050	$146,372	$151,085	$198,585	$198,230

     FHLB stock
     At June 30, 2011, holdings of FHLB stock decreased $35.5 million to $301.7 million from $337.2 at December 31, 2010. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater. The $35.5 million decrease was due to a repurchase of 354,535 shares, $100 par value, of excess stock by the FHLB.
     Premises and equipment
     Premises and equipment, net of accumulated depreciation, totaled $244.6 million at June 30, 2011, an increase of $12.4 million, or 5.3 percent from $232.2 million at December 31, 2010. Our investment in equipment increased due to technology upgrades.

     Mortgage servicing rights
     At June 30, 2011, MSRs included residential MSRs at fair value amounting to $577.4 million. At December 31, 2010, residential MSRs amounted to $580.3 million. During the six months ended June 30, 2011 and 2010, we recorded additions to our residential MSRs of $88.9 million and $93.4 million, respectively, due to loan sales or securitizations. Also, during the six months ended June 30, 2011, we reduced the amount of MSRs by $47.1 million related to bulk servicing sales, 27.8 million related to loans that paid off during the period, and a decrease of $16.9 million related to the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.
     The principal balance of the loans underlying our total MSRs was $57.1 billion at June 30, 2011, compared to $56.0 billion at December 31, 2010, with the decrease primarily attributable to our bulk servicing sales of $4.7 billion in underlying loans partially offset by loan origination activity for 2011.
Liabilities
     Deposits
     Our deposits can be subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts decreased $172.6 million, or 3.2 percent to $5.2 billion at June 30, 2011, from $5.4 billion at December 31, 2010. Saving and checking accounts totaled 35.7 percent of total retail deposits at June 30, 2011. In addition, at June 30, 2011, retail certificates of deposit totaled $2.8 billion, with an average balance of $33,548 and a weighted average cost of 1.8 percent while money market deposits totaled $588.2 million, with an average cost of 0.73 percent Overall, the retail division had an average cost of deposits of 1.21 percent at June 30, 2011 versus 1.5 percent at December 31, 2010, reflecting increases in demand, savings and money market accounts balances as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposit.
     We call on local governmental agencies as another source for deposit funding. Government banking deposits increased $10.9 million, or 1.6 percent, to $674.9 million at June 30, 2011, from $664.0 million at December 31, 2010. These balances fluctuate during the year as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following six-months. These deposits had a weighted average cost of 0.67 percent and 0.72 percent at June 30, 2011 and December 31, 2010. These deposit accounts include $210.6 million of certificates of deposit with maturities typically less than one year and $445.6 million in checking and savings accounts at June 30, 2011.
     In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2010 or thus far in 2011. During the first half of 2011 wholesale deposit accounts decreased by $180.1 million, or 20.4 percent, to $703.2 million at June 30, 2011, from $883.3 million at December 31, 2010. These deposits had a weighted average cost of 3.28 percent at June 30, 2011 versus 3.04 percent at December 31, 2010.
     Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits decreased $251.3 million to $815.2 million at June 30, 2011 from $1.1 billion at December 31, 2010.
     We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At June 30, 2011, $643.0 million of total CDs were enrolled in the CDARS program, with $577.9 million originating from public entities and $70.6 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $106.9 million from public entities and $536.1 million from retail customers at June 30, 2011.

     The composition of our deposits was as follows:

	Deposit Portfolio
	June 30, 2011			December 31, 2010
		Month	Percent		Month	Percent
		End	Of		End	Of
	Balance	Rate(1)	Balance	Balance	Rate(1)	Balance
	(Dollars in thousands)
Demand accounts	$622,645	0.20%	8.4%	$589,926	0.26%	7.4%
Savings accounts	1,236,199	0.74	16.7	1,011,512	0.90	12.7
MMDA	588,165	0.73	7.9	552,000	0.81	6.9
Certificates of deposit (2)	2,764,782	1.76	37.4	3,230,972	2.01	40.4

Total retail deposits	5,211,791	1.21	70.4	5,384,410	1.48	67.4
Demand accounts	61,824	0.44	0.8	78,611	0.37	1.0
Savings accounts	383,771	0.65	5.2	337,602	0.65	4.2
Certificates of deposit	229,274	0.76	3.1	247,763	0.94	3.1

Total government deposits (3)	674,869	0.67	9.1	663,976	0.72	8.3
National accounts	703,201	3.28	9.5	883,270	3.04	11.0
Company controlled deposits (4)	815,166	—	11.0	1,066,443	—	13.3

Total deposits (5)	$7,405,027	1.2%	100.0%	$7,998,099	1.40%	100.0%

(1)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.

(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.5 billion and $1.7 billion at June 30, 2011 and December 31, 2010, respectively.

(3)	Government accounts include funds from municipalities and schools.

(4)	These accounts represent a portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.

(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.2 billion and $1.2 billion at June 30, 2011 and December 31, 2010, respectively.
     FHLB advances
     FHLB advances decreased $318.5 million, or 8.6 percent, to $3.4 billion at June 30, 2011, from $3.7 billion at December 31, 2010. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available-for-sale and the availability of lower cost funding sources such as repurchase agreements.
     Security repurchase agreements
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
     Long-term debt
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

     Accrued interest payable
     Accrued interest payable decreased $2.1 million, or 15.7 percent, to $10.9 million at June 30, 2011 from $13.0 million at December 31, 2010. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The decrease was primarily a result of the decrease in rates on our deposit accounts. For the six month period ended June 30, 2011, the average overall rate on our deposits decreased 72 basis points to 1.6 percent from 2.3 percent for the same period in 2010.
     Secondary market reserve
     We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers , including securitization trusts we sponsored, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve equaled $79.4 million at both June 30, 2011, and December 31, 2010.
     For the six months ended June 30, 2011, we increased the reserve by $3.7 million for new loan sales and $41.8 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $45.5 million, net of recoveries for realized losses. For the six months ended June 30, 2010, we increased the reserve by $13.9 million for new loan sales and $38.2 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $42.1 million, net of recoveries for realized losses.
     Other liabilities
     Other liabilities increased $18.1 million to $337.8 million at June 30, 2011, from $319.7 million at December 31, 2010. Other liabilities primarily consist of undisbursed payments, escrow accounts and the Ginnie Mae liability. The increase in other liabilities was primarily due to a $19.3 million increase in the liability from December 31, 2010 to $37.9 million at June 30, 2011, for escrow accounts that are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. Undisbursed payments on loans serviced for others totaled $77.9 million and $67.2 million at June 30, 2011 and December 31, 2010, respectively. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. The Ginnie Mae liability totaled $104.2 million and $112.0 million at June 30, 2011 and December 31, 2010, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans available-for-sale.

Capital Resources and Liquidity
     Our principal uses of funds include loan originations and operating expenses. At June 30, 2011, we had outstanding rate-lock commitments to lend $2.7 billion in mortgage loans, compared to $2.3 billion at December 31, 2010. We did not have any outstanding commitments to make other types of loans at June 30, 2011 and December 31, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.5 billion at June 30, 2011, compared to $1.4 billion at December 31, 2010.
     Capital. We had a loss of $106.6 million during the six months ended June 30, 2011. On January 27, 2010, our stockholders, including MP Thrift exercised their rights to purchase 42.3 million shares of our common stock for approximately $300.6 million in a rights offering which expired on February 8, 2010. On March 31, 2010, we completed a registered offering of 57.5 million shares of common stock. The public offering price of the common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20.0 million shares at $5.00 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses. On May 27, 2010, our Board of Directors authorized a 1-for-10 reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split became effective on May 27, 2010. In connection with the reverse stock split, stockholders received one new share of common stock for every ten shares held at the effective time. The reverse stock split reduced the number of shares of outstanding common stock from approximately 1.53 billion to 153 million. The number of authorized shares of common stock was reduced from 3 billion to 300 million. On April 1, 2010, MP Thrift converted $50 million of 10% convertible trust preferred securities due in 2039 into 6.25 million shares of our common stock (as adjusted for the reverse stock split). On November 2, 2010, we completed a registered offering of 14,192,250 shares of our mandatorily convertible non-cumulative perpetual preferred stock which included 692,250 shares issued pursuant to the underwriter over-allotment option and a registered offering of 115,655,000 shares of our common stock. The public offering price of the convertible preferred stock and the common stock was $20.00 and $1.00 per share, respectively. Stockholders’ approved an amendment to increase the number of authorized shares of common stock from 300,000,000 shares to 700,000,000 shares, each share of convertible preferred stock was automatically converted into 20 shares of common stock, based on a conversion price of $1.00 per share of common stock. MP Thrift, participated in the registered offerings and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).
     We did not pay any cash dividends on our common stock during the six months ended June 30, 2011 and during the year 2010. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OTS, or the OCC after July 21, 2011, of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OTS, or the OCC after July 21, 2011, to determine whether the distribution would not be advisable. We currently must seek approval from the OTS, or the OCC after July 21, 2011, prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.
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
     At June 30, 2011, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 10.07 percent for Tier 1 capital and 19.73 percent for total risk-based capital.
     Liquidity. Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rates and market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to various sources of funds.
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
     Borrowings. The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral. At June 30, 2011, we had available collateral sufficient to access $4.4 billion of the line and had $3.4 billion of advances outstanding.
     We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At June 30, 2011, we had pledged commercial loans amounting to $434.5 million with a lendable value of $258.6 million. At December 31, 2010, we had pledged commercial loans amounting to $554.4 million with a lendable value of $300.8 million. At June 30, 2011, we had no borrowings outstanding against this line of credit.

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
     The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2011 as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The June 30, 2011 and December 31, 2010 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment exceptions, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.
     The analysis is based on our interest rate exposure at June 30, 2010 and December 31, 2010 and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in different interest rate outcomes are not incorporated in this analytical framework.
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
     While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If NPV rises in an up or down interest rate scenario, that would indicate an up direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the NPV, regardless of the rate scenario.

     The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

June 30, 2011					December 31, 2010
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$1,269	10.6%	$79	6.7%	300	$1,228	9.5%	$132	12.1%
200	1,279	10.4	89	7.5	200	1,211	9.2	116	10.6
100	1,264	10.2	74	6.2	100	1,175	8.8	80	7.3
Current	1,190	9.4	0	0	Current	1,095	8.1	—	—
-100	1,053	8.3	(137)	(11.5)	-100	982	7.2	(113)	(10.3)
     The June 30, 2011 risk profile did not change significantly as compared to the risk profile at December 31, 2010. Our balance sheet is asset sensitive, suggesting that a rising interest rate environment would have a positive effect on the valuation and on our net interest income. The positive effect generally arises because the amount of assets that would be expected to re-price in the near term would exceed the amount of liabilities that could similarly re-price over the same time period because such liabilities may have longer maturities or re-pricing terms.
Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of June 30, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.
(b) Changes in Internal Controls. During the quarter ended June 30, 2011, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except the following risk factor that updates and supplements the risk factors in that report.
Changes in the composition of our assets could increase risk and potential reserves.
     We have been increasing, and intend to continue to increase, our origination of commercial and industrial loans in the future, as well as to otherwise diversify our assets. The credit risk related to these types of loans and assets could be greater than the risk related to residential loans (and securities backed by such loans) and commercial real estate loans which comprise the assets in which we have invested historically. As we intend to continue to diversify our assets, it may be necessary to increase the level of our allowance for loan losses if there are perceived to be increased risk characteristics associated with these types of assets. In addition, some loans that we originate could carry larger balances to single borrowers or related groups of borrowers than residential loans thereby increasing our concentration risk. Any increase in our allowance for loan losses would adversely affect our earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Sale of Unregistered Securities
The Company made no sales of unregistered securities during the quarter ended June 30, 2011.
     Issuer Purchases of Equity Securities
The Company made no purchases of its equity securities during the quarter ended June 30, 2011.
Item 3. Defaults upon Senior Securities
     None.
Item 4. (Removed and Reserved)
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 18, 2011 and incorporated herein by reference).

18.0	Preferability Letter

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101*	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	As provided in Rule 406T of the Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC. Registrant
Date: August 8, 2011	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan, as amended (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 18, 2011 and incorporated herein by reference).

18.0	Preferability Letter

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101*	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

*	As provided in Rule 406T of the Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.