Form 10-Q
period 2011-09-30
FLAGSTAR BANCORP INC
filed 2011-11-09
CIK 1033012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒.

As of November 4, 2011, 555,238,146 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:

(1)	Volatile interest rates that impact, amongst other things, (i) the mortgage banking business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, growth opportunities and our ability to pay dividends to stockholders;

(2)	Our ability to maintain capital levels;

(3)	Competitive factors for loans could negatively impact gain on loan sale margins;

(4)	Competition from banking and non-banking companies for deposits and loans can affect our growth opportunities, earnings, gain on sale margins, market share and ability to transform business model;

(5)	Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the mortgage loan secondary market, could adversely affect our business;

(6)	Changes in regulatory capital requirements or an inability to achieve desired capital ratios could adversely affect our growth and earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value or to transform business model;

(7)	General business and economic conditions, including unemployment rates, further movements in interest rates, the slope of the yield curve, any increase in fraud and other criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

(8)	Factors concerning the implementation of proposed enhancements and transformation of our business model could result in slower implementation times than we anticipate and negate any competitive advantage that we may enjoy;

(9)	Actions of mortgage loan purchasers, guarantors and insurers regarding repurchases and indemnity demands and uncertainty related to foreclosure procedures could adversely affect our business activities and earnings;

(10)	The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency as our primary federal regulator may result in interpretations different than those of the Office of Thrift Supervision;

(11)	Both the volume and the nature of consumer actions and other forms of litigation against financial institutions has increased and to the extent that such actions are brought against us, the cost of defending such suits as well as potential exposure could increase our costs of operations;

(12)	The recent downgrade by Standards & Poor’s of the long-term credit rating of the U.S. could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity;

(13)	The Georgia and Indiana branch sales are subject to the satisfaction of customary closing conditions. Because of business, economic or market conditions or for any other reasons within or outside of our discretion, the sale of our Georgia and Indiana branches may not result in the anticipated gain or loss and may not be consummated in a timely manner or at all; and

(14)	If we do not regain compliance with the New York Stock Exchange (“NYSE”) continued listing requirements, our common stock may be delisted from the NYSE.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and Item 1A to Part II of this Quarterly Report on Form 10-Q, which are incorporated by reference herein, for further information on these and other factors affecting us.

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

FLAGSTAR BANCORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The consolidated financial statements of the Company are as follows:

Consolidated Statements of Financial Condition – September 30, 2011 (unaudited) and December 31, 2010

Consolidated Statements of Operations – For the three and nine months ended September 30, 2011 and 2010 (Unaudited)

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss – For the nine months ended

September 30, 2011 and 2010 (Unaudited)

Consolidated Statements of Cash Flows – For the nine months ended September 30, 2011 and 2010 (Unaudited)

Notes to the Consolidated Financial Statements (Unaudited)

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash items	$63,288	$60,039
Interest-earning deposits	839,510	893,495

Cash and cash equivalents	902,798	953,534
Securities classified as trading	312,766	160,775
Securities classified as available-for-sale	521,259	475,225
Loans available-for-sale ($1,939,780 and $2,343,638 at fair value at September 30, 2011 and December 31, 2010, respectively)	2,080,926	2,585,200

Loans repurchased with government guarantees	1,745,974	1,674,752
Loans held-for-investment ($22,787 and $19,011 at fair value at September 30, 2011 and December 31, 2010, respectively)	6,821,737	6,305,483
Less: allowance for loan losses	(282,000)	(274,000)

Loans held-for-investment, net	6,539,737	6,031,483

Total interest-earning assets	12,040,172	11,820,930
Accrued interest receivable	100,442	83,893
Repossessed assets, net	113,365	151,085
Federal Home Loan Bank stock	301,737	337,190
Premises and equipment, net	250,674	232,203
Mortgage servicing rights at fair value	437,338	580,299
Other assets	427,013	377,865

Total assets	$13,734,029	$13,643,504

Liabilities and Stockholders’ Equity
Deposits	$8,128,258	$7,998,099
Federal Home Loan Bank advances	3,615,000	3,725,083
Long-term debt	248,585	248,610

Total interest-bearing liabilities	11,991,843	11,971,792
Accrued interest payable	8,452	12,965
Secondary market reserve	85,000	79,400
Other liabilities	489,395	319,684

Total liabilities	12,574,690	12,383,841
Commitments and contingencies – Note 20	—	—
Stockholders’ Equity

Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3	3
Common stock $0.01 par value, 700,000,000 shares authorized; 555,015,011 and 553,313,113 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	5,550	5,533
Additional paid in capital – preferred	253,341	249,193
Additional paid in capital – common	1,465,554	1,461,373
Accumulated other comprehensive loss	(4,074)	(16,165)
Retained earnings (accumulated deficit)	(561,035)	(440,274)

Total stockholders’ equity	1,159,339	1,259,663

Total liabilities and stockholders’ equity	$13,734,029	$13,643,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Interest Income
Loans	$109,966	$121,834	$310,234	$354,069
Securities classified as available-for-sale or trading	9,626	10,968	26,673	47,069
Interest-earning deposits and other	433	505	2,358	1,631

Total interest income	120,025	133,307	339,265	402,769

Interest Expense
Deposits	22,679	40,270	74,603	123,677
FHLB advances	30,121	39,816	90,317	123,755
Security repurchase agreements	—	—	—	2,750
Other	1,611	2,017	4,834	8,060

Total interest expense	54,411	82,103	169,754	258,242

Net interest income	65,614	51,204	169,511	144,527
Provision for loan losses	36,690	51,399	113,383	200,978

Net interest income (expense) after provision for loan losses	28,924	(195)	56,128	(56,451)
Non-Interest Income
Loan fees and charges	18,383	24,365	49,233	60,930
Deposit fees and charges	7,953	7,585	23,297	24,796
Loan administration	(3,478)	12,924	66,308	(15,590)
Gain on trading securities	20,385	10,354	20,414	76,702
Loss on transferors’ interest	(186)	(4,665)	(4,825)	(11,660)
Net gain on loan sales	103,858	103,211	193,869	220,034
Net loss on sales of mortgage servicing rights	(2,587)	(1,195)	(5,080)	(4,674)
Net gain on securities available-for-sale	—	—	—	6,689
Net gain on sale of assets	1,041	—	1,297	—
Total other-than-temporary impairment gain	51,003	—	35,993	35,200
Gain recognized in other comprehensive income before taxes	(52,325)	—	(52,899)	(38,877)

Net impairment losses recognized in earnings	(1,322)	—	(16,906)	(3,677)
Secondary market reserve – change in estimate	(38,985)	(12,958)	(80,776)	(51,174)
Other fees and charges, net	7,489	5,267	20,064	14,841

Total non-interest income	112,551	144,888	266,895	317,217
Non-Interest Expense
Compensation, commissions and benefits	65,426	59,817	189,894	171,944
Occupancy and equipment	17,083	15,757	50,669	47,670
Asset resolution	34,515	44,323	95,906	119,569
Federal insurance premiums	10,665	8,522	30,180	29,209
Other taxes	647	1,964	2,178	3,660
Warrant income	(4,202)	(1,405)	(7,027)	(3,664)
Loss on extinguishment of debt	—	11,855	—	20,826
General and administrative	26,557	21,756	67,044	58,985

Total non-interest expense	150,691	162,589	428,844	448,199

Loss before federal income taxes	(9,216)	(17,896)	(105,821)	(187,433)
Provision for federal income taxes	264	—	792	—

Net Loss	(9,480)	(17,896)	(106,613)	(187,433)
Preferred stock dividend/accretion	(4,719)	(4,690)	(14,148)	(14,059)

Net loss applicable to common stock	$(14,199)	$(22,586)	$(120,761)	$(201,492)

Loss per share
Basic	$(0.03)	$(0.15)	$(0.22)	$(1.57)

Diluted	$(0.03)	$(0.15)	$(0.22)	$(1.57)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital – Preferred	Additional Paid in Capital – Common	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2009	$3	$469	$243,778	$447,449	$(48,263)	$(46,712)	$596,724
(Unaudited)
Net loss	—	—	—	—	—	(187,433)	(187,433)
Reclassification of gain on sale of securities available-for-sale	—	—	—	—	(6,689)	—	(6,689)
Reclassification of loss on securities available-for-sale due to other-than- temporary impairment	—	—	—	—	3,677	—	3,677
Change in net unrealized loss on securities available-for-sale	—	—	—	—	31,791	—	31,791

Total comprehensive loss	—						(158,654)
Issuance of common stock	—	1,061	—	626,441	—	—	627,502
Restricted stock issued	—	—	—	(12)	—	—	(12)
Dividends on preferred stock	—	—	—	—	—	(10,000)	(10,000)
Accretion of preferred stock	—	—	4,059	—	—	(4,059)	—
Stock-based compensation	—	5	—	5,164	—	—	5,169
Tax effect from stock-based compensation	—	—	—	—	—	—	—

Balance at September 30, 2010	$3	$1,535	$247,837	$1,079,042	$(19,484)	$(248,204)	$1,060,729

Balance at December 31, 2010	$3	$5,533	$249,193	$1,461,373	$(16,165)	$(440,274)	$1,259,663
(Unaudited)
Net loss	—	—	—	—	—	(106,613)	(106,613)
Reclassification of loss on securities available-for-sale due to other- than-temporary impairment	—	—	—	—	16,906	—	16,906
Change in net unrealized loss on securities available-for-sale	—	—	—	—	(4,815)	—	(4,815)

Total comprehensive loss	—	—	—	—	—	—	(94,522)
Restricted stock issued	—	2	—	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	—	(10,000)	(10,000)
Accretion of preferred stock	—	—	4,148	—	—	(4,148)	—
Stock-based compensation	—	15	—	4,183	—	—	4,198

Balance at September 30, 2011	$3	$5,550	$253,341	$1,465,554	$(4,074)	$(561,035)	$1,159,339

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating Activities
Net loss	$(106,613)	$(187,433)
Adjustments to net loss to net cash used in operating activities
Provision for loan losses	113,383	200,978
Depreciation and amortization	10,871	13,748
Increase in valuation allowance in mortgage servicing rights	—	961
Loss on fair value of residential first mortgage servicing rights, net of hedging gains	60,598	128,036
Stock-based compensation expense	4,198	5,169
Gain on interest rate swap	—	(728)
Net loss on the sale of assets	208	5,908
Net gain on loan sales	(193,869)	(220,034)
Net loss on sales of mortgage servicing rights	5,080	4,674
Net gain on securities classified as available-for-sale	—	(6,689)
Other than temporary impairment losses on securities classified as available-for-sale	16,906	3,677
Net gain on trading securities	(20,414)	(76,702)
Net loss on transferor interest	4,825	11,660
Proceeds from sales of loans available-for-sale	17,446,482	18,019,645
Origination and repurchase of mortgage loans available-for-sale, net of principal repayments	(16,832,399)	(18,101,403)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(71,222)	(696,139)
Purchase of trading securities	(131,746)	(899,011)
Increase in accrued interest receivable	(16,549)	(19,554)
Proceeds from sales of trading securities	—	1,143,279
Decrease in other assets	99,370	68,896
Decrease in accrued interest payable	(4,513)	(7,748)
Increase liability for checks issued	4,911	7,547
(Decrease) increase in payable for mortgage repurchase option	(3,478)	135,564
Increase in other liabilities	76,554	10,350

Net cash provided (used) in operating activities	462,583	(455,349)

Investing Activities
Net change in other investments	—	15,601
Proceeds from the sale of investment securities available-for-sale	—	418,178
Net purchase of investment securities available-for-sale	(50,887)	(124,815)
Net proceeds from sales of portfolio loans	(26,331)	(65,077)
Origination of portfolio loans, net of principal repayments	(724,220)	25,545
Proceeds from the disposition of repossessed assets	89,816	169,063
Redemption of Federal Home Loan Bank Stock	35,453	—
Acquisitions of premises and equipment, net of proceeds	(29,113)	(7,287)
Proceeds from the sale of mortgage servicing rights	83,255	124,729

Net cash (used) provided by investing activities	(622,027)	555,937

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows, Continued

(In thousands)

	For the Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Financing Activities
Net increase (decrease) in deposit accounts	130,159	(216,526)
Net decrease in Federal Home Loan Bank advances	(110,083)	(500,000)
Payment on long-term debt	(25)	(25)
Net decrease in security repurchase agreements	—	(108,000)
Net receipt of payments of loans serviced for others	82,673	80,417
Net receipt of escrow payments	15,984	6,688
Dividends paid to preferred stockholders	(10,000)	(10,000)
Issuance of common stock	—	577,502

Net cash provided by (used) in financing activities	108,708	(169,944)

Net decrease in cash and cash equivalents	(50,736)	(69,356)

Beginning cash and cash equivalents	953,534	1,082,489

Ending cash and cash equivalents	$902,798	$1,013,133

Loans held-for-investment transferred to repossessed assets	$159,007	$447,445

Total interest payments made on deposits and other borrowings	$174,267	$265,990

Federal income taxes paid	$—	$541

Reclassification of mortgage loans originated for portfolio to mortgage loans available-for-sale for sale	$42,891	$146,114

Reclassification of mortgage loans originated available-for-sale then transferred to portfolio loans	$16,560	$81,037

Reclassification of mortgage loans available-for-sale to investment securities available-for-sale	$—	$159,422

Mortgage servicing rights resulting from sale or securitization of loans	$153,465	$157,177

Conversion of convertible trust securities	$—	$50,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements (Unaudited)

Note 1 – Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.7 billion in total assets at September 30, 2011, the Company is the largest insured depository institution headquartered in Michigan and is the largest publicly held savings bank headquartered in the Midwest.

The Company is a full-service financial services company, offering a range of products and services to consumers, businesses, and homeowners. The Company currently operates 162 branches in Michigan, Indiana, and Georgia, and 29 home lending centers in 14 states. During the third quarter 2011, the Company entered into an agreement for the sale or lease of its 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”) and its 22 retail banking centers in Indiana to First Financial Bank, N.A. (“First Financial”). Originating residential loans nationwide, the Company is one of the leading originators of residential mortgages in the country. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services throughout Michigan and through its four commercial banking offices in Massachusetts, Rhode Island and Connecticut. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.

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

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve.

Note 2 – Basis of Presentation, Recent Developments and Accounting Policies

The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The accompanying interim financial statements are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. For further information, reference should be made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which are available on the Company’s Investor Relations web page, at www.flagstar.com, and on the SEC website, at www.sec.gov.

Recent Developments

During the third quarter, the Bank announced it had entered into separate agreements to divest its 27-branch Georgia and its 22-branch Indiana retail bank franchises, with PNC and First Financial, respectively. Management believes that the Company’s presence in the Georgia and Indiana markets lacked market density and sufficient scale, and believes that these transactions are consistent with its strategic focus on its core Midwest banking markets, and on its deployment of capital towards its continuing growth in commercial and consumer banking in those markets, as well as the emerging Northeast market.

Under the Georgia agreement, PNC is to purchase the facilities or assume the leases associated with the branches and is to purchase associated business and retail deposits (approximately $233 million at September 30, 2011). PNC has also agreed to pay the net book value of the acquired real estate and fixed and other personal assets associated with the branches.

Under the Indiana agreement, First Financial is to pay a consideration equal to a seven percent premium on the consumer and commercial deposits in the Indiana banking centers. At September 30, 2011, the total amount of such consumer and commercial deposits were approximately $343 million. First Financial will also pay net book value on real estate and personal assets of the bank branches and will assume the existing leases on 14 of the branches.

The Company predominantly originated residential mortgage loans for sale in the secondary market in both the Georgia and Indiana markets. Accordingly, the amount of loans on its balance sheet and potentially available to be transferred as part of these transactions was immaterial; thus no loans will be transferred in either transaction. Both transactions are anticipated to close during December 2011, subject to satisfaction of customary closing conditions and both transactions have received regulatory approvals.

Recently Adopted Accounting Standards

On July 1, 2011, the Company adopted the update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” and applied the provisions retrospectively to January 1, 2011. The troubled debt restructuring (“TDR”) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether the restructuring constitutes as a TDR and a concession has been granted to the borrower, and clarifies the guidance for creditors to use in determining whether a borrower is experiencing financial difficulties. The adoption of the guidance did not have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto. For further information concerning TDRs, refer to Note 7 – Loans Held-for-Investment.

On January 1, 2010, the Company adopted the update to FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of the new authoritative accounting guidance did not have an effect on the Company’s Consolidated Financial Statements.

As of and for the year ended December 31, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and the Allowance For Credit Losses.” This guidance requires disclosures that facilitate the evaluation of the nature of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis are provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities, within the scope of Topic 320, are exempt from this guidance. For further information concerning credit quality, refer to Note 7 – Loans Held-for-Investment.

As of and for the year ended December 31, 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The guidance requires separate disclosures of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and requires disclosure on purchases, sales, issuances and settlement activity on gross (rather than net) basis in the Level 3 reconciliation of fair value measurement for assets and liabilities measured at fair value on a recurring basis. In addition, the guidance clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and that disclosures of inputs and valuation techniques should be provided for both recurring and non-recurring Level 2 and Level 3 fair value measurements. For further information concerning the fair value measurements, refer to Note 3 – Fair Value Accounting.

Pending Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” Under the amended guidance, a transferor maintains effective control over transferred financial assets if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity. In addition, the following requirements must be met: (a) the financial asset to be repurchased or redeemed are the same or substantially the same as those transferred, (b) the agreement is to repurchase or redeem the transferred financial asset before maturity at a fixed or determinable price, and (c) the agreement is entered into contemporaneously with, or in contemplation of the transfer. This guidance is effective prospectively for transactions, or modifications of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amended guidance does not modify the requirements for when fair value measurements apply, rather it generally represents clarifications on how to measure and disclose fair value under Topic 820, Fair Value Measurement. Some of the amendments the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”), by ensuring that fair value has the same meaning in U.S. GAAP and IFRS and respective disclosure requirements are the same except for inconsequential differences in wording and style. This guidance is effective prospectively for annual and interim periods beginning after December 15, 2011. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance is intended to improve the comparability of financial reporting and facilitate the convergence of U.S. GAAP and IFRS by amending the guidance in ASC 220, Comprehensive Income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011 for certain requirements. On October 21, 2011, the FASB released a proposed deferral of the requirement that companies present reclassification adjustments for each component of OCI in both net income and OCI on the face of the financial statements. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

Note 3 – Fair Value Accounting

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

Valuation Hierarchy

The accounting guidance for fair value measurements and disclosures establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy favors the transparency of inputs used for the valuation of an asset or liability as of the measurement date and therefore favors use of Level 1 measurements if appropriate information is available, and otherwise Level 2, and finally Level 3 if Level 2 input is not available. The three levels are defined as follows:

•	Level 1 – Fair value is based upon quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate.

•	Level 2 – Fair value is based upon quoted prices for similar (i.e., not identical) assets and liabilities in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Fair value is based upon financial models using primarily unobservable inputs.

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

Assets

Securities classified as trading. These securities are comprised of U.S. Treasury bonds. The U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy.

Securities classified as available-for-sale. These securities are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”). Where quoted prices for securities are available in an active market, those securities are classified within Level 1 of the valuation hierarchy. If such quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Due to illiquidity in the markets, the Company determined the fair value of certain non-agency collateralized mortgage obligation securities using internal valuation models and therefore classified them within the Level 3 valuation hierarchy as these models utilize significant inputs which are unobservable.

Loans available-for-sale. At September 30, 2011 and December 31, 2010, the majority of the Company’s loans originated and classified as available-for-sale were reported at fair value and classified as Level 2. The Company generally estimated the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates, prepayment speeds and loss assumptions for similar collateral. Loans as to which the Company has the unilateral right to repurchase from certain securitization transactions, but has not yet repurchased, are classified as available-for-sale and accounted for at historical cost, based on current unpaid principal balance.

Loans held-for-investment. The Company generally does not record these loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value and liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011 and December 31, 2010, substantially all of the impaired loans were evaluated based on the fair value of the collateral rather than on discounted cash flows. If the fair value of collateral is used to establish an allowance, the underlying impaired loan must be assigned a classification in the fair value hierarchy. To the extent the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 valuation.

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

Residential mortgage servicing rights. The current market for residential mortgage servicing rights (“MSRs”) is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds, discount rates and delinquency rates with related servicing costs. Management periodically obtains third-party valuations of the residential MSR portfolio to assess the reasonableness of the fair value calculated by the internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 10 – Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

Derivative financial instruments. Derivative instruments are held or issued for risk management or customer-initiated activities purposes. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures, U.S. Treasury options and interest rate swaps. The Company’s forward loan sale commitments may be valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy.

Fair value for customer-initiated derivative instruments are measured using internally developed models that use primarily market observable inputs, such as yield curves and option volatilities. Included in the fair value of derivative instruments are credit valuation adjustments reflecting counterparty credit risk and credit risk of the Company. These adjustments are determined by applying a credit spread for the counterparty or the Company, as appropriate, to the total expected exposure of the derivative after considering collateral and other master netting arrangements. These adjustments, which are considered Level 3 inputs, are based on estimates of current credit spreads to evaluate the likelihood of default. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not material to the overall valuation of derivatives. As a result, the Company classified its over-the-counter derivative valuations in Level 2 of the valuation hierarchy.

Liabilities

Warrants. Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant assumptions include expected volatility, a risk free rate and an expected life.

Assets and liabilities measured at fair value on a recurring basis

The following tables present the financial instruments carried at fair value as of September 30, 2011 and December 31, 2010, by caption on the Consolidated Statement of Financial Condition and by the valuation hierarchy (as described above):

	Level 1	Level 2	Level 3	Total Carrying Value
September 30, 2011	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$312,766	$—	$—	$312,766
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	393,249	393,249
U.S. government sponsored agencies	128,011	—	—	128,011
Loans available-for-sale:
Residential first mortgage loans	—	1,939,780	—	1,939,780
Loans held-for-investment:
Residential first mortgage loans	—	22,787	—	22,787
Residential mortgage servicing rights	—	—	437,338	437,338
Derivative assets:
U.S. Treasury futures	2,471	—	—	2,471
Agency forwards	8,945	—	—	8,945
Rate lock commitments	—	—	89,998	89,998
Interest rate swaps	2,610	—	—	2,610

Total derivative assets	14,026	—	89,998	104,024

Total assets at fair value	$454,803	$1,962,567	$920,585	$3,337,955

Derivative liabilities:
Forward agency and loan sales	$—	$(60,771)	$—	$(60,771)
Interest rate swaps	(2,610)	—	—	(2,610)

Total derivative liabilities	(2,610)	(60,771)	—	(63,381)

Warrant liabilities	—	(2,273)	—	(2,273)

Total liabilities at fair value	$(2,610)	$(63,044)	$—	$(65,654)

	Level 1	Level 2	Level 3	Total Carrying Value
December 31, 2010	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$160,775	$—	$—	$160,775
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	467,488	467,488
U.S. government sponsored agencies	7,737	—	—	7,737
Loans available-for-sale:
Residential first mortgage loans	—	2,343,638	—	2,343,638
Loans held-for-investment:
Residential first mortgage loans	—	19,011	—	19,011
Residential mortgage servicing rights	—	—	580,299	580,299
Derivative assets:
Forward agency and loan sales	—	35,820	—	35,820
Rate lock commitments	—	—	14,396	14,396
Agency forwards	4,088	—	—	4,088

Total derivative assets	4,088	35,820	14,396	54,304

Total assets at fair value	$172,600	$2,398,469	$1,062,183	$3,633,252

Derivative liabilities:
U.S. Treasury futures	$(13,176)	$—	$—	$(13,176)
Warrant liabilities	—	(9,300)	—	(9,300)

Total liabilities at fair value	$(13,176)	$(9,300)	$—	$(22,476)

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the three and nine month periods ended September 30, 2011 and 2010. The derivatives are reported in other assets on the Consolidated Statements of Financial Condition and warrant liabilities are reported in other liabilities on the Consolidated Statements of Financial Condition.

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

Fair value measurements using significant unobservable inputs

The tables below include a roll forward of the Consolidated Statement of Financial Condition amounts for the three and nine month periods ended September 30, 2011 and 2010 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy:

For the Three Months Ended September 30, 2011	Balance at Beginning of Period	Total Realized/ Unrealized Gains / (Losses)	Purchases	Settlements	Transfers in and/or Out of Level 3	Balance at End of Period	Changes In Unrealized Held at End of Period (5)
	(Dollars in thousands)
Securities classified as available-for-sale: (2)(3)
Non-agency collateralized mortgage Obligations	$418,765	$(6,296)	$—	$(19,220)	$—	$393,249	$(4,974)
Residential mortgage servicing rights	577,401	(164,423)	64,490	(40,130)	—	437,338	—
Derivative financial instruments:
Rate lock commitments	10,920	122,393	114,066	(157,317)	—	90,062	—

Totals	$1,007,086	$(48,326)	$178,556	$(216,667)	$—	$920,649	$(4,974)

For the Three Months Ended September 30, 2010
Securities classified as trading:
Non-investment grade residual interests (1)	$—	$—	$—	$—	$—	$—	$—
Securities classified as available-for-sale: (2)(3)
Non-agency collateralized mortgage Obligations	517,406	4,365	—	(26,664)	—	495,107	4,364
Residential mortgage servicing rights	473,724	(78,087)	63,913	(12,527)	—	447,023	—
Derivative financial instruments:
Rate lock commitments (4)	46,160	—	4,380	—	—	50,540	—

Totals	$1,037,290	$(73,722)	$68,293	$(39,191)	$—	$992,670	$4,364

For the Nine Months Ended September 30, 2011
Securities classified as available-for-sale: (2)(3)
Non-agency collateralized mortgage Obligations	$467,488	$(3,937)	$—	$(70,302)	$—	$393,249	$12,969
Residential mortgage servicing rights	580,299	(209,140)	153,444	(87,265)	—	437,338	—
Derivative financial instruments:
Rate lock commitments	14,396	160,983	211,126	(296,443)	—	90,062	—

Totals	$1,062,183	$(52,094)	$364,570	$(454,010)	$—	$920,649	$12,969

For the Nine Months Ended September 30, 2010
Securities classified as trading:
Non-investment grade residual interests (1)	$2,057	$(2,057)	$—	$—	$—	$—	$—
Securities classified as available-for-sale: (2)(3)
Non-agency collateralized mortgage Obligations	538,376	26,602	—	(69,871)	—	495,107	30,279
Residential mortgage servicing rights	649,133	(231,760)	157,305	(127,655)	—	447,023	—
Derivative financial instruments:
Rate lock commitments (4)	10,061	—	40,479	—	—	50,540	—

Totals	$1,199,627	$(207,215)	$197,784	$(197,526)	$—	$992,670	$30,279

(1)	Residual interests are valued using internal inputs supplemented by independent third party inputs.
(2)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income. Unrealized gains (losses) are reported in accumulated other comprehensive loss.
(3)	U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency collateralized mortgage obligation securities classified as available-for-sale are valued using internal valuation models and pricing information from third parties.
(4)	Purchases as disclosed on a net basis and include purchases, issuances and settlements for the three and nine months ended September 30, 2010.
(5)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the period.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below:

Assets Measured at Fair Value on a Non-recurring Basis

	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
September 30, 2011
Loans held-for-investment: (1)
Residential first mortgage loans	$121,501	$—	$121,501	$—
Commercial real estate loans	137,055	—	137,055	—
Repossessed assets (2)	113,365	—	113,365	—

Totals	$371,921	$—	$371,921	$—

December 31, 2010
Loans held-for-investment: (1)
Residential first mortgage loans	$32,025	$—	$32,025	$—
Commercial real estate loans	218,091	—	218,091	—
Repossessed assets (2)	151,085	—	151,085	—

Totals	$401,201	$—	$401,201	$—

(1)	The Company recorded $12.0 million and $60.9 million in fair value losses on impaired loans (include in provision for loan losses on the Consolidated Statements of Operations) during the three and nine months ended September 30, 2011, respectively, compared to $21.7 million and $96.0 million in fair value losses on impaired loans during the three and nine months ended September 30, 2010, respectively.
(2)	The Company recorded $11.2 million and $30.1 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net gains of $2.0 million and $2.7 million on sales of repossessed assets during the three and nine months ended September 30, 2011, as compared to $26.8 million and $66.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the asset, and recognized net gains of $0.5 million and a net loss of $5.8 million on sales of repossessed assets during the three and nine months ended September 30, 2010.

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

The following table presents the carrying amount and estimated fair value of certain financial instruments:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial Instruments
Assets:
Cash and cash equivalents	$902,798	$902,798	$953,534	$953,534
Securities classified as trading	312,766	312,766	160,775	160,775
Securities classified as available-for-sale	521,259	521,259	475,225	475,225
Loans available-for-sale	2,080,926	2,103,236	2,585,200	2,513,239
Loans repurchased with government guarantees	1,745,974	1,645,581	1,674,752	1,674,752
Loans held-for-investment, net	6,539,738	6,586,438	6,031,483	5,976,623
Repossessed assets	113,365	113,365	151,085	151,085
FHLB stock	301,737	301,737	337,190	337,190
Mortgage servicing rights	437,338	437,338	580,299	580,299
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,514,162)	(2,396,278)	(2,153,438)	(2,075,898)
Certificates of deposit	(2,990,435)	(3,034,336)	(3,230,972)	(3,292,983)
Government accounts	(961,193)	(940,825)	(663,976)	(664,572)
National certificates of deposit	(618,871)	(639,983)	(883,270)	(906,699)
Company controlled deposits	(1,043,597)	(1,029,920)	(1,066,443)	(1,048,432)
FHLB advances	(3,615,000)	(3,908,604)	(3,725,083)	(3,901,385)
Long-term debt	(248,585)	(81,124)	(248,610)	(100,534)
Warrant liabilities	(2,273)	(2,273)	(9,300)	(9,300)
Derivative Financial Instruments:
Forward delivery contracts	(60,771)	(60,771)	35,820	35,820
Commitments to extend credit	89,998	89,998	14,396	14,396
U.S. Treasury and agency futures/forwards	11,416	11,416	(9,088)	(9,088)

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

Note 4 – Investment Securities

As of September 30, 2011 and December 31, 2010, investment securities were comprised of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2011
Securities classified as trading:
U.S. Treasury bonds	$291,866	$20,900	$—	$312,766

Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	$426,234	$—	$(32,985)	$393,249
U.S. government sponsored agencies	125,087	2,923	—	128,010

Total securities classified as available-for-sale	$551,321	$2,923	$(32,985)	$521,259

December 31, 2010
Securities classified as trading:
U.S. Treasury bonds	$160,289	$486	$—	$160,775

Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	$510,167	$1,979	$(44,658)	$467,488
U.S. government sponsored agencies	7,211	526	—	7,737

Total securities classified as available-for-sale	$517,378	$2,505	$(44,658)	$475,225

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

For U.S. Treasury bonds held, the Company recorded an unrealized gain of $20.4 million during both the three and nine month periods ended September 30, 2011, respectively. For the three and nine month periods ended September 30, 2010, the Company recorded a gain of $10.4 million and $76.7 million, respectively, of which $4.1 million was unrealized gain on U.S. Treasury bonds held at September 30, 2010.

Available-for-Sale

Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, the credit related portion is reported as an expense for that period. At September 30, 2011 and December 31, 2010, the Company had $521.3 million and $475.2 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations.

The following table summarizes by duration the unrealized loss positions, at September 30, 2011 and December 31, 2010, on securities classified as available-for-sale:

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
Type of Security	(Dollars in thousands)
September 30, 2011
Non-agency collateralized mortgage obligations	$393,249	11	$(32,985)	$—	—	$—

December 31, 2010
Non-agency collateralized mortgage obligations	$432,577	11	$(44,658)	$—	—	$—

The unrealized losses on securities available-for-sale amounted $33.0 million on non-agency CMOs at September 30, 2011. These CMOs consist of interests in investment vehicles backed by residential first mortgage loans.

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

In the three and nine month periods ended September 30, 2011, $1.3 million and $16.9 million of OTTI, primarily due to forecasted credit losses, on CMOs, were recognized on eight securities that had losses prior to September 30, 2011. At September 30, 2011, the cumulative amount of OTTI due to credit losses totaled $53.7 million. During the nine month periods ended September 30, 2010, additional OTTI due to credit losses on investments with existing OTTI credit losses totaled $3.7 million, while additional OTTI due to credit loss was recognized on two securities that did not already have such losses at September 30, 2010. All OTTI due to credit losses was recognized in current operations.

At September 30, 2011, the Company had total OTTI of $53.7 million on eight CMOs with existing OTTI in the available-for-sale portfolio with $52.3 million net gain recognized in other comprehensive income. At December 31, 2010, the Company had total OTTI of $43.6 million on 10 CMOs in the available-for-sale portfolio with $48.6 million in total net gain recognized in other comprehensive income. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance, beginning of period	$(53,111)	$(38,949)	$(40,046)	$(35,272)
Additions on CMOs with no prior OTTI	—	—	—	—
Reduction of principal on CMOs	757	—	3,276	—
Net change on CMOs with previous OTTI recognized	(1,322)	—	(16,906)	(3,677)

Balance, end of period	$(53,676)	$(38,949)	$(53,676)	$(38,949)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the three and nine months ended September 30, 2011, there were no sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank. During the three months ended September 30, 2010, there was a $0.1 million loss on sales of $17.1 million of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank and during the nine months ended September 30, 2010, sales of U.S. government sponsored agency securities with underlying mortgage products originated by the Bank were $160.5 million resulting in $0.1 million of net gain on loan sale.

Gains (losses) on sales for all other available-for-sale securities types are reported in net gain on sale of available-for-sales securities. During the three and nine months ended September 30, 2011, the Company did not have any sales of non-agency securities, During the three and nine months ended September 30, 2010, the Company sold zero and $251.0 million in non-agency securities available-for-sale, respectively, resulting in a net gain on sale of zero and $6.7 million, respectively.

As of September 30, 2011 and December 31, 2010, the aggregate amount of available-for-sale securities from each of the following non-agency CMO issuers was greater than 10 percent of the Company’s stockholders’ equity.

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Name of Issuer	(Dollars in thousands)
Countrywide Home Loans	$146,189	$135,042	$173,860	$159,910
Flagstar Home Equity Loan Trust 2006-1	128,937	116,370	149,717	136,707

Total	$275,126	$251,412	$323,577	$296,617

Note 5 – Loans Available-for-Sale

Total loans available-for-sale were $2.1 billion and $2.6 billion at September 30, 2011 and December 31, 2010, respectively, and were comprised primarily of residential first mortgage loans. During the nine months ended September 30, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value.

At September 30, 2011 and December 31, 2010, $1.9 billion and $2.3 billion of loans available-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 6 – Loans Repurchased With Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans available-for-sale on the Consolidated Statement of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At September 30, 2011, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $108.6 million and were classified as loans available-for-sale. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale.

Substantially all of these loans continue to be insured or guaranteed by the Federal Housing Administration (“FHA”) and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid in approximately 18 months from the date of the initial delinquency; however increasing volumes throughout the country, as well as changes in the foreclosure process in certain states and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

On June 30, 2011, the Company implemented a reclassification in the financial statement treatment of amounts due from the FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit attributable to the underlying interest income as interest income. Previously, such income relating to the servicing of such delinquent loans was applied as a net offset to non-interest expense (i.e., asset resolution expense). The impact of the reclassification on the three and nine month periods ended September 30, 2010, was an increase in net interest income of $10.1 million and $23.3 million, respectively, with a corresponding increase to asset resolution expense.

Note 7 – Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,827,356	$3,784,700
Second mortgage	146,501	174,789
Construction	758	8,012

Warehouse lending	995,663	720,770
HELOC	232,796	271,326
Other	73,127	86,710

Total consumer loans	5,276,201	5,046,307

Commercial loans:
Commercial real estate	1,268,878	1,250,301
Commercial and industrial	234,148	8,875
Commercial lease financing	42,510	—

Total commercial loans	1,545,536	1,259,176

Total consumer and commercial loans held-for-investment	6,821,737	6,305,483

Less allowance for loan losses	(282,000)	(274,000)

Loans held-for-investment, net	$6,539,737	$6,031,483

For the three and nine month periods ended September 30, 2011, the Company transferred $4.0 million and $16.6 million, respectively, in loans available-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the nine months ended September 30, 2011, the Company sold $83.5 million of non-performing commercial real estate assets. During the year ended December 31, 2010, the Company transferred $578.2 million of non-performing residential first mortgage loans from loans held-for-investment to loans available-for-sale, as a result of the $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to available-for-sale.

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Total minimum lease payment to be received	$44,257	$—
Estimated residual values of lease properties	2,703	—
Less: unearned income	(4,450)	—

Net investment in commercial financing leases	$42,510	$—

The following outlines the Company’s minimum lease receivables for direct financing leases for the five succeeding years and thereafter. The Company had no commercial financing leases at December 31, 2010.

September 30, 2011
(Dollars in thousands)
2011	$2,282
2012	9,130
2013	9,093
2014	10,190
2015	6,978
Thereafter	6,584

Total	$44,257

The consumer portfolio segment includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial portfolio segment includes commercial real estate, commercial and industrial, and commercial lease financing loans. The allowance for loan losses represents management’s estimate of probable losses in our loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. While the Company attributes portions of the allowance to consumer and commercial portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. For consumer and commercial portfolio segments, losses are estimated collectively for groups of loans with similar characteristics, and individually for impaired loans based on the changes in cash flows expected to be collected.

Consumer loans. For consumer loans, the allowance for loan losses is determined based on a collective basis utilizing forecasted losses that represent management’s best estimate of inherent loss. Loans are pooled by loan types with similar risk characteristics. As appropriate, to achieve greater accuracy, the Company may further stratify selected portfolios by sub-product, origination channel, vintage, loss type, geographic location and other predictive characteristics. Models designed for each pool are utilized to develop the loss estimates. The assumptions utilized for these pools include; historic delinquency and default, loss severity, home price trends, unemployment trends, and other key economic variables that may influence the frequency and severity of losses in the pool.

Residential first mortgage and construction loans are charged-off to the estimated fair value of the collateral when a loss is confirmed. All other consumer loans are charged-off at 120 days past due. A loan may be charged-off if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment.

Commercial loans. Commercial loans are assessed for estimated losses by grading each loan using various risk factors as identified through periodic reviews. The Company applies historic grade-specific loss factors to the aggregation of each funded grade pool. In the development of the loan grade loss factors, management observes historical losses over a relevant period for each loan grade. These loss estimates are adjusted as appropriate based on additional analysis of long-term average loss experience compared to previously forecasted losses, external loss data or other risks identified from current economic conditions and credit quality trends.

Commercial loans are either charged-off or written down to net realizable value at greater than 90 days past due. A loan may be charged-off if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Construction	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the three months ended September 30, 2011
Beginning balance allowance for loan losses	$148,553	$20,097	$238	$1,620	$16,230	$1,789	$82,977	$2,320	$176	$274,000
Charge-offs	(11,233)	(4,629)	—	(272)	(3,477)	(1,208)	(9,853)	(587)	—	(31,259)
Recoveries	756	371	—	—	524	423	373	122	—	2,569
Provision	17,753	2,397	(36)	475	1,404	981	11,633	1,949	134	36,690

Ending balance allowance for loan losses	$155,829	$18,236	$202	$1,823	$14,681	$1,985	$85,130	$3,804	$310	$282,000

For the three months ended September 30, 2010
Beginning balance allowance for loan losses	$284,688	$32,282	$1,994	$4,696	$29,756	$3,023	$170,669	$2,892	$—	$530,000
Charge-offs	(38,612)	(6,843)	(419)	(151)	(4,704)	(1,299)	(57,281)	(529)	—	(109,838)
Recoveries	605	536	2	391	340	385	165	15	—	2,439
Provision	29,651	5,023	420	945	818	968	13,484	90	—	51,399

Ending balance allowance for loan losses	$276,332	$30,998	$1,997	$5,881	$26,210	$3,077	$127,037	$2,468	$—	$474,000

For the nine months ended September 30, 2011
Beginning balance allowance for loan losses	$120,977	$25,186	$1,461	$4,171	$21,369	$3,450	$95,844	$1,542	$—	$274,000
Charge-offs	(22,098)	(16,545)	(419)	(560)	(13,465)	(3,813)	(55,099)	(644)	—	(112,643)
Recoveries	1,250	1,581	1	5	1,453	1,284	1,564	122	—	7,260
Provision	55,700	8,014	(841)	(1,793)	5,324	1,064	42,821	2,784	310	113,383

Ending balance allowance for loan losses	$155,829	$18,236	$202	$1,823	$14,681	$1,985	$85,130	$3,804	$310	$282,000

For the nine months ended September 30, 2010
Beginning balance allowance for loan losses	$274,981	$40,887	$2,388	$3,766	$37,054	$3,998	$157,950	$2,976	$—	$524,000
Charge-offs	(113,894)	(21,939)	(500)	(1,900)	(16,944)	(4,300)	(97,017)	(992)	—	(257,486)
Recoveries	1,854	1,194	7	444	1,042	1,185	765	17	—	6,508
Provision	113,391	10,856	102	3,571	5,058	2,194	65,339	467	—	200,978

Ending balance allowance for loan losses	$276,332	$30,998	$1,997	$5,881	$26,210	$3,077	$127,037	$2,468	$—	$474,000

	Residential First Mortgage	Second Mortgage	Construction	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
September 30, 2011
Loans held-for-investment
Individually evaluated (2)	$624,566	$13,197	$304	$869	$—	$—	$166,792	$3,525	$—	$809,253
Collectively evaluated (3)	3,202,790	133,304	454	994,794	232,796	73,127	1,102,086	230,623	42,510	6,012,484

Total loans	$3,827,356	$146,501	$758	$995,663	$232,796	$73,127	$1,268,878	$234,148	$42,510	$6,821,737

Allowance for loan losses
Individually evaluated (2)	$68,223	$2,905	$78	$516	$—	$1	$35,361	$1,760	$—	$108,844
Collectively evaluated (3)	87,606	15,331	124	1,307	14,681	1,984	49,769	2,044	310	173,156

Total allowance for loan losses	$155,829	$18,236	$202	$1,823	$14,681	$1,985	$85,130	$3,804	$310	$282,000

December 31, 2010
Loans held-for-investment
Individually evaluated (2)	$602,036	$13,471	$1,364	$—	$52	$—	$234,535	$1,619	$—	$853,077
Collectively evaluated (3)	3,182,664	161,318	6,648	720,770	271,274	86,710	1,015,766	7,256	—	5,452,406

Total loans	$3,784,700	$174,789	$8,012	$720,770	$271,326	$86,710	$1,250,301	$8,875	$—	$6,305,483

Allowance for loan losses
Individually evaluated (2)	$49,493	$1,868	$458	$—	$7	$—	$54,260	$425	$—	$106,511
Collectively evaluated (3)	71,484	23,318	1,003	4,171	21,362	3,450	41,584	1,117	—	167,489

Total allowance for loan losses	$120,977	$25,186	$1,461	$4,171	$21,369	$3,450	$95,844	$1,542	$—	$274,000

(1)	Consumer loans include: residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing.
(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.
(3)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

There were loans totaling $0.6 million and $11.5 million greater than 90 days past due that were still accruing interest as of September 30, 2011 and December 31, 2010, respectively. The following table presents an age analysis of past due loans by class of loan.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
September 30, 2011
Consumer loans:
Residential first mortgage	$84,788	$41,127	$341,081	$466,996	$3,360,360	$3,827,356	$—
Second mortgage	2,400	2,199	4,301	8,900	137,601	146,501	—
Construction	—	—	758	758	—	758	—
Warehouse lending	—	—	28	28	995,635	995,663	—
HELOC	3,256	2,604	5,916	11,776	221,020	232,796	—
Other	874	93	345	1,312	71,815	73,127	13

Total consumer loans	91,318	46,023	352,429	489,770	4,786,431	5,276,201	13
Commercial loans:
Commercial real estate	13,658	10,441	92,360	116,459	1,152,419	1,268,878	551
Commercial and industrial	41	13	98	152	233,996	234,148	—
Commercial lease financing	—	—	—	—	42,510	42,510	—

Total commercial loans	13,699	10,454	92,458	116,611	1,428,925	1,545,536	551

Total loans	$105,017	$56,477	$444,887	$606,381	$6,215,356	$6,821,737	$564

December 31, 2010
Consumer loans:
Residential first mortgage	$96,768	$40,826	$119,903	$257,497	$3,527,203	$3,784,700	$—
Second mortgage	3,587	1,963	7,480	13,030	161,759	174,789	—
Construction	—	—	3,021	3,021	4,991	8,012	—
Warehouse lending	—	—	—	—	720,770	720,770	—
HELOC	3,735	3,783	6,713	14,231	257,095	271,326	—
Other	939	335	822	2,096	84,614	86,710	52

Total consumer loans	105,029	46,907	137,939	289,875	4,756,432	5,046,307	52
Commercial loans:
Commercial real estate	28,245	6,783	175,559	210,587	1,039,714	1,250,301	8,143
Commercial and industrial	175	55	4,918	5,148	3,727	8,875	3,300

Total commercial loans	28,420	6,838	180,477	215,735	1,043,441	1,259,176	11,443

Total loans	$133,449	$53,745	$318,416	$505,610	$5,799,873	$6,305,483	$11,495

For all classes of loans within the consumer and commercial portfolio segments, all loans greater than a specified threshold, currently $1.0 million which may be modified from time to time, are evaluated on at least a quarterly basis for impairment. Impaired loans below those scopes were collectively evaluated as homogeneous pools. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The required valuation allowance is included in the allowance for loan losses in the Consolidated Statements of Financial Condition.

Loans in both the consumer and commercial loan portfolios are considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. This determination requires significant judgment and utilization of estimates, and the eventual outcome may differ significantly from those estimates. When a loan in any class within the consumer and commercial loan portfolios has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A reserve is established as a component of the allowance for loan losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, the Company will adjust the reserve if there is a significant change in either of those bases. Those impaired loans not requiring a reserve represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At September 30, 2011, approximately 38 percent of the total impaired loans were evaluated based on the fair value of related collateral and approximately 62 percent were evaluated based on discounted cash flows.

When a loan within any class is impaired, the accrual of interest income is discontinued unless the receipt of principal and interest is no longer in doubt. Cash receipts received on non-performing impaired loans within any class are applied entirely against principal until the loan has been collected in full, after which time any additional cash receipts are recognized as interest income. Cash receipts received on accruing impaired loans within any class are applied in the same manner as accruing loans that are not considered impaired.

For all classes within the consumer and commercial loan portfolios, delinquent loans are calculated utilizing a reporting convention that considers a loan past due when the borrower fails to make a second consecutive scheduled payment (Federal Financial Institutions Examination Council (“FFIEC”) guideline method). This method considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the other method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $186.4 million, 60 day delinquencies equaled $101.0 million and greater than 90 day delinquencies equaled $490.9 million at September 30, 2011. Total delinquent loans under the MBA Method total $778.3 million or 11.4 percent of loans held-for-investment at September 30, 2011. By comparison, 30 days delinquencies equaled $215.0 million, 60 days delinquencies equaled $111.4 million and greater than 90 days delinquencies equaled $365.0 million at December 31, 2010 under the MBA Method and total delinquent loans under the MBA Method were $691.4 million or 11.0 percent of loans held-for-investment at December 31, 2010.

For all classes within the consumer and commercial loan portfolio, loans are placed on non-accrual status when any portion of principal or interest is greater than 90 days delinquent or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed and interest income is recorded as collected. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as with a TDR. Loans on which interest accruals have been discontinued totaled approximately $444.3 million at September 30, 2011 and $306.9 million at December 31, 2010. Interest that would have been accrued on such loans totaled approximately $5.0 million and $16.1 million during the three and nine months ended September 30, 2011, respectively, compared to $5.1 million and $26.8 million during the three and nine months ended September 30, 2010, respectively.

Loan Modifications

The Company may modify certain loans in both consumer and commercial loan portfolio segments to retain customers or to maximize collection of the loan balance. The Company has maintained several programs designed to assist borrowers by extending payment dates or reducing the borrower’s contractual payments. All loan modifications are made on a case-by-case basis. The Company’s standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. All loan modifications, including those classified as TDRs, are reviewed and approved. Loan modification programs for borrowers have resulted in a significant increase in restructured loans. These loans are classified as TDRs and are included in non-accrual loans if the loan was non-performing prior to the restructuring. TDRs result in those instances in which a borrower demonstrates financial difficulty and for which a concession has been granted, which includes reductions of interest rate, extensions of amortization period, principal and/or interest forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. These loans will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payments for at least six months, after which they will begin to accrue interest.

Consumer loan modifications. The Company modifies loans under company-developed programs based upon the Company’s commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. The Company’s modification programs typically reduce the interest rate and/or extend the term. The modifications are substantially all classified as TDRs and have a term greater than six months. The company-developed modification programs involve a contractual change to original loan terms, but could revert back to the original loan terms.

For consumer loan programs (e.g., residential first mortgages, second mortgages, construction, warehouse, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family, or a loss of employment. Other modifications include when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date. Consumer loans identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Most, but not all, of the loans may be delinquent.

Residential first mortgages have been modified under company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. As of September 30, 2011 and December 31, 2010, 1,757 accounts with a balance of $617.2 million and 1,725 accounts with a balance of $615.4 million, respectively, of residential first mortgage loans have been modified and were still outstanding on the balance sheet.

Commercial loan modifications. Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan. Modified large commercial loans are generally non-performing prior to modification. As of September 30, 2011 and December 31, 2010, approximately $48.2 million and $98.6 million, respectively, in loan balances had been modified, primarily consisting of commercial real estate loans.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year in which historical payment performance on the restructured note has been established. As of September 30, 2011, there was approximately $19.5 million in carrying amount representing 11 A/B structures.

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status at September 30, 2011:

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
Consumer loans: (1)
Residential first mortgage	$481,235	$135,996	$617,231
Second mortgage	11,251	1,946	13,197

Total consumer loans	492,486	137,942	630,428
Commercial loans: (2)
Commercial real estate	21,279	26,861	48,140
Commercial and industrial	39	—	39

Total commercial loans	21,318	26,861	48,179

Total TDRs	$513,804	$164,803	$678,607

(1)	The allowance for loan losses on consumer TDR loans totaled $70.7 million at September 30, 2011.
(2)	The allowance for loan losses on commercial TDR loans totaled $9.0 million at September 30, 2011.

At September 30, 2011, TDRs totaled $678.6 million of which $164.8 million were non-performing, compared to December 31, 2010, at which date TDRs totaled $729.6 million and $124.5 million were non-performing. TDRs returned to performing (accrual) status totaled $147.0 million during the nine months ended September 30, 2011, and are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. At September 30, 2011 and December 31, 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into the Company’s overall allowance for loan losses estimate. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, or foreclosed and sold. The Company has allocated reserves in the allowance for loan loss for the TDR portfolio of $79.7 million and $78.5 million at September 30, 2011, and December 31, 2010, respectively.

The allowance for loan losses related to TDRs is primarily driven by updated risk ratings assigned to commercial loans and borrower delinquency history in both the commercial and consumer loan portfolios. As such, the provision for loan losses is impacted primarily by changes in borrower payment performance rather than the TDR classification. TDRs can be classified as either performing or non-performing loans. Non-performing TDRs are included in non-accrual loans, while performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected.

Consumer TDRs. Once such a loan has been modified and designated as a TDR, it is assessed for impairment. In accordance with applicable accounting guidance specific to impaired loans, consumer TDRs are measured primarily based on the net present value of the estimated cash flows discounted at a loan’s original effective interest rate, either on an individual or aggregated basis. Alternatively, consumer TDRs that are considered to be dependent solely on the collateral for repayment (i.e. re-defaulted under modified terms) are measured based on the estimated fair value of the collateral net of costs to sell. If the carrying value of a TDR exceeds the value of the discounted cash flows or discounted collateral value, an allowance for loan losses is established for the shortfall. Once a loan is deemed to be a TDR, the loan continues to be classified as a TDR until contractually repaid or charged-off. Non-performing TDRs are those that are greater than 90 days past due or were in default at time of modification and have not performed for six consecutive months.

Commercial TDRs. In instances where the Company substantiates that collection of outstanding balances in full is probable, the note is considered for return to performing status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fees and expenses.

The following table presents the September 30, 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the three and nine months ended September 30, 2011. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the three months and nine ended September 30, 2011 that had been modified in a TDR during the 12 months preceding each quarterly period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

	Troubled Debt Restructurings
	For the Three Months Ended September 30, 2011			For the Nine Months Ended September 30, 2011
	(Dollars in thousands)
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance(1)	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance(1)
New troubled debt restructurings
Residential first mortgages	39	$9,968	$10,575	150	$41,803	$43,432
Second mortgages	1	38	38	16	1,088	1,089
Commercial real estate	—	—	—	6	12,025	7,871

Total TDR loans	40	$10,006	$10,613	172	$54,916	$52,392

	Number of Accounts	Unpaid Principal Balance	Number of Accounts	Unpaid Principal Balance
Troubled debt restructurings that subsequently defaulted in previous 12 months
Residential first mortgages	20	$5,886	48	$17,811
Second mortgages	2	152	2	152

Total TDR loans	22	$6,038	50	$17,963

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

The following table presents impaired loans with no related allowance and with an allowance recorded.

	September 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Consumer loans:
Residential first mortgage loans	$33,981	$33,981	$—	$42,255	$42,255	$—
Warehouse lending	28	28	—
Commercial loans:
Commercial real estate	34,599	49,463	—	59,642	107,254	—
Commercial and industrial (1)	—	—	—	64	274	—

	$68,608	$83,472	$—	$101,961	$149,783	$—

With an allowance recorded:
Consumer loans:
Residential first mortgage	$590,585	$590,585	$68,224	$559,781	$559,781	$49,493
Second mortgage	13,197	13,197	2,905	13,471	13,471	1,868
Construction	304	304	78	1,364	1,364	458
Warehouse lending	841	841	516	—	—	—
HELOC	—	—	—	52	52	7
Commercial loans:
Commercial real estate	132,193	166,874	35,361	174,893	224,334	54,260
Commercial and industrial (1)	3,525	3,525	1,760	1,555	1,555	425

	$740,645	$775,326	$108,844	$751,116	$800,557	$106,511

Total
Consumer loans:
Residential first mortgage	$624,566	$624,566	$68,224	$602,036	$602,036	$49,493
Second mortgage	13,197	13,197	2,905	13,471	13,471	1,868
Construction	304	304	78	1,364	1,364	458
Warehouse lending	869	869	516	—	—	—
HELOC	—	—	—	52	52	7
Commercial loans:
Commercial real estate	166,792	216,337	35,361	234,535	331,588	54,260
Commercial and industrial (1)	3,525	3,525	1,760	1,619	1,829	425

Total impaired loans	$809,253	$858,798	$108,844	$853,077	$950,340	$106,511

(1)	These impaired loans are from originations prior to 2011.

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$591,890	$864	$594,479	$12,999
Second mortgage	13,273	101	13,342	389
Construction	304	—	749	—
Warehouse lending	435	—	217	—
HELOC	—	—	13	—
Commercial loans:
Commercial real estate	174,643	856	196,804	4,595
Commercial and industrial (1)	2,570	70	2,094	442

Total impaired loans	$783,115	$1,891	$807,698	$18,425

(1)	These impaired loans are from originations prior to 2011.

The average recorded investment on impaired loans for both the three and nine months ended September 30, 2010 was $1.0 billion. The cash-basis interest income recognized during impairment was $4.7 million and $23.9 million for the three and nine months ended September 30, 2010, respectively.

The Company utilizes an internal risk rating system which is applied to all commercial and commercial real estate credits. Loan officers are responsible for continually assigning grades to these loans based on standards outlined in the Company’s credit policy. Internal loan grades are also monitored by the Company’s loan review department to ensure consistency and strict adherence to the prescribed standards. Loan grades are assigned loss component factors that reflect the Company’s loss estimate for each class of loans. Factors considered in assigning loan grades and loss component factors include borrower-specific information related to expected future cash flows and operating results, collateral values, financial condition, payment status, and other information; levels of and trends in portfolio charge-offs and recoveries; levels of and trends in portfolio delinquencies and impaired loans; changes in the risk profile of specific portfolios; trends in volume and terms of loans; effects of changes in credit concentrations; and observed trends and practices in the banking industry. Generally, these indicators are updated quarterly unless market indicators. Descriptions of the Company’s internal risk ratings as they relate to credit quality are as follows:

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

Substandard. Assets identified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. For HELOC and other consumer loans, the Company evaluates credit quality based on the aging and status of payment activity and includes all non-performing loans.

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

Commercial Credit Exposure

	As of September 30, 2011
	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$719,816	$229,807	$42,510	$992,133
Special mention/watch	360,146	995	—	361,141
Substandard	188,754	3,346	—	192,100
Doubtful	162	—	—	162

Total loans	$1,268,878	$234,148	$42,510	$1,545,536

Consumer Credit Exposure

	As of September 30, 2011
	Residential First Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,539,476	$142,197	$—	$994,794	$4,676,467
Special mention/watch	797	—	—	—	797
Substandard	287,083	4,304	758	869	293,014

Total loans	$3,827,356	$146,501	$758	$995,663	$4,970,278

	As of September 30, 2011
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Pass	$226,789	$72,782	$299,571
Substandard	6,007	345	6,352

Total loans	$232,796	$73,127	$305,923

Commercial Credit Exposure

	As of December 31, 2010
	Commercial Real Estate	Commercial and Industrial	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$609,239	$2,937	$612,176
Special mention/watch	430,714	4,174	434,888
Substandard	210,245	1,764	212,009
Doubtful	103	—	103

Total loans	$1,250,301	$8,875	$1,259,176

Consumer Credit Exposure

	As of December 31, 2010
	Residential First Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,713,761	$167,309	$4,991	$718,484	$4,604,545
Special mention/watch	989	—	—	411	1,400
Substandard	69,950	7,480	3,021	1,875	82,326

Total loans	$3,784,700	$174,789	$8,012	$720,770	$4,688,271

	As of December 31, 2010
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Pass	$264,612	$85,889	$350,501
Substandard	6,713	821	7,534

Total loans	$271,325	$86,710	$358,035

Note 8 – Pledged Assets

The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged investments and the investments maturities.

	September 30, 2011		December 31, 2010
	Carrying Value	Investment Maturities	Carrying Value	Investment Maturities
	(Dollars in thousands)
Cash pledged for letter of credit	$14,543	—	$17,353	—
Securities classified as trading:
U.S. Treasury bonds	82,600	2012	158,754	2012
Securities classified as available-for-sale:
U.S. government sponsored agencies	—	—	279	2015-2032
Non-agency collateralized mortgage obligation securities obligations	116,370	2036	136,707	2036
Loans:
Residential first mortgage loans	6,321,570	Various	5,122,456	Various
Second mortgage loans	123,113	Various	202	Various
Consumer loans	211,555	Various	253,030	Various
Commercial real estate loans	535,595	Various	554,382	Various
Loans repurchased with government guarantees	1,745,974	Various	1,674,752	Various

Totals	$9,151,320		$7,917,915

Note 9 – Private-label Securitization Activity

The Company previously securitized fixed and adjustable rate second mortgage loans and home equity line of credit (“HELOC”) loans. The Company acted as the principal underwriter of the beneficial interests that were sold to investors. The financial assets were derecognized when they were transferred to the securitization trust, which then issued and sold mortgage-backed securities to third party investors. The Company relinquished control over the loans at the time the financial assets were transferred to the securitization trust. The Company recognized a gain on the sale on the transferred assets.

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

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans (the “FSTAR 2006-1 Second Mortgage Securitization”) that the Company held at the time in its investment portfolio. The transaction was treated as a recharacterization of loans held for investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. As of September 30, 2011, the Company still holds this guaranteed mortgage securitization in its available for sale investment securities.

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

The Company has not engaged in any private-label securitization activity since 2007.

At September 30, 2011, the Company’s residual interests were deemed to have no value. Transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the trusts. Transferor’s interests are included in loans held-for-investment in the Consolidated Statements of Financial Condition. At September 30, 2011, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.

Summary of Securitization Activity

Certain cash flows received from the securitization trusts were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Servicing fees received	$—	$509	$—	$2,777

The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the nine month period ended September 30, 2011:

	2005-1		2006-2
	At Inception	Current Levels	At Inception	Current Levels
HELOC Securitizations	(Dollars in thousands)
Number of loans	8,155	$2,663	$4,186	$2,087
Aggregate principal balance	$600,000	$121,397	$302,182	$125,117
Average principal balance	$55	$46	$72	$60
Weighted average fully indexed interest rate	8.43%	5.77%	9.43%	6.55%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	45 months	112 months	59 months
Weighted average original credit score	722	718	715	720

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

	September 30, 2011		December 31, 2010
Summary of Transferor’s	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
Interest by Securitization		(Dollars in thousands)
Total draw contribution	$35,402	$51,212	$35,088	$50,949
Additional balance increase amount (1)	$26,828	$30,499	$28,219	$33,407
Transferor’s interest ownership percentage	21.60%	23.99%	19.59%	21.75%
Fair value of transferor’s interests	$11,464	$—	$17,439	$—
Transferor’s interest reserve	$550	$1,507	$1,876	$1,908

(1)	Represent the draw contributions minus the pro-rata share allocated to the Company, which effectively represents the dollar value of underlying ownership in the Trust.

FSTAR 2005-1. At September 30, 2011, outstanding claims due to the note insurer were $14.1 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $11.5 million. During the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.6 million remained at September 30, 2011. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 58 percent.

FSTAR 2006-2. At September 30, 2011, outstanding claims due to the note insurer were $80.7 million and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a liability was required to be recorded. During the period, the Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $1.5 million remained at September 30, 2011. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 and FSTAR 2006-2 at September 30, 2011.

	Unfunded Commitments (1)	Expected Future Draws as % of Unfunded Commitments (2)	Expected Future Draws (3)	Expected Loss (4)	Potential Future Liability (5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$3,994	23.7%	$945	58.2%	$550
FSTAR 2006-2 HELOC Securitization	2,991	50.4%	1,507	100.0%	1,507

Total	$6,985		$2,452		$2,057

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.
(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.
(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.
(4)	Expected losses represent an estimated reduction in carrying value of future draws.
(5)	Potential future liability reflects expected future draws multiplied by expected losses.

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

	At September 30, 2011
	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
Notional amount of unfunded commitments (1)	$35,405	$32,625	$68,030
Less: Frozen or suspended unfunded commitments	31,412	29,633	61,045
Unfunded commitments still active	3,993	2,992	6,985

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, the Company expects that the maturity dates of the FSTAR 2005-1 HELOC securitization and the FSTAR 2006-2 HELOC Securitization pools will be reached in 2015 and 2017, respectively, and the Company’s exposure will be substantially mitigated at such times, based on prepayment speeds and losses in the cash flow forecast.

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

	September 30, 2011		December 31, 2010
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$11,464	$—	$17,439

Loans that have been securitized in private-label securitizations that are serviced by the Company and are sixty days or more past due, all of which are consumer loans, and the credit losses incurred in the securitization trusts are presented below:

	Total Principal Amount of Loans Outstanding		Principal Amount of Loans 60 Days or More Past Due		Credit Losses (Net of Recoveries) For the Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Securitized mortgage loans	$—	$308,147	$—	$21,760	$—	$88,294

Note 10 – Mortgage Servicing Rights

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

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$577,401	$473,724	$580,299	$649,133
Additions from loans sold with servicing retained	64,490	63,913	153,444	157,305
Reductions from bulk sales (1)	(40,130)	(12,527)	(87,265)	(127,655)
Changes in fair value due to:
Payoffs(2)	(17,485)	(22,656)	(45,951)	(54,048)
All other changes in valuation inputs or assumptions (3)	(146,938)	(53,431)	(163,189)	(177,712)

Fair value of MSRs at end of period	$437,338	$447,023	$437,338	$447,023

Unpaid principal balance of residential first mortgage loans serviced for others			$56,772,598	$51,979,057

(1)	Reflects sales related to underlying serviced loans totaling $4.5 billion and $1.5 billion, respectively, for the three months ended September 30, 2011 and 2010. Reflects sales related to underlying serviced loans totaling $9.2 billion and $12.3 billion, respectively, for the nine months ended September 30, 2011 and 2010.
(2)	Represents decrease in MSR value associated with loans that were paid off during the period.
(3)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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

The key economic assumptions used in determining the fair value of those MSRs capitalized during the nine month period ended September 30, 2011 and 2010 periods were as follows:

	For the Nine Months Ended September 30,
	2011	2010
Weighted-average life (in years)	4.1	5.0
Weighted-average constant prepayment rate	25.4%	24.6%
Weighted-average discount rate	7.2%	7.6%

The key economic assumptions reflected in the overall fair value of the entire portfolio of MSRs were as follows:

	September 30,	December 31,
	2011	2010
Weighted-average life (in years)	5.9	5.8
Weighted-average constant prepayment rate	19.1%	16.9%
Weighted-average discount rate	7.8%	9.1%

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

During the fourth quarter of 2010, the Company transferred its mortgage servicing rights with respect to its private label securitizations, i.e., related to HELOC and second mortgage loans, to a third-party servicer pursuant to the terms of the applicable servicing agreements. As a result, for the nine months ended September 30, 2011, the Company did not hold any mortgage servicing rights related to such securitizations.

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

For the Nine Months Ended September 30, 2010
(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049
Reduction from transfer of servicing (1)	(5,075)
Amortization	(949)

Carrying value before valuation allowance at end of period	1,025

Valuation allowance
Balance at beginning of period	(3,808)
Impairment recoveries (charges)	(961)
Reduction from transfer of servicing (1)	3,744

Balance at end of period	(1,025)

Net carrying value of servicing assets at end of period	$—

Unpaid principal balance of consumer loans serviced for others	$308,147

Fair value of servicing assets:
Beginning of period	$3,241

End of period	$—

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s private-label securitizations.

The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

September 30, 2010
Weighted-average life (in years)	—
Weighted-average discount rate	—%

Contractual servicing fees. Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Residential first mortgage	$40,473	$37,645	$126,787	$111,407
Other consumer	51	555	120	2,948

Total	$40,524	$38,200	$126,907	$114,355

Note 11 – FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances and fixed rate term advances. The following is a breakdown of the advances outstanding:

	September 30,		December 31,
	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Daily adjustable advances	$215,000	0.45%	$325,083	0.50%
Long-term fixed rate term advances	3,400,000	3.10	3,400,000	3.52

Total	$3,615,000	2.94%	$3,725,083	3.25%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Maximum outstanding at any month end	$3,615,000	$3,750,000	$3,615,000	$3,900,000
Average balance	3,528,054	3,813,021	3,465,986	3,867,941
Average interest rate	3.39%	4.14%	3.48%	4.28%

At September 30, 2011, the Company has the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At September 30, 2011, the Company had available collateral sufficient to access $4.6 billion of the line and had $3.6 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances are collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 12 – Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated:

	September 30,		December 31,
	2011		2010
		(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25% (1), matures 2032	$25,774	3.61%	$25,774	3.55%
Plus 3.25% (1), matures 2033	25,774	3.50%	25,774	3.54%
Plus 3.25% (1), matures 2033	25,780	3.62%	25,780	3.55%
Plus 2.00% (1), matures 2035	25,774	2.25%	25,774	2.29%
Plus 2.00% (1), matures 2035	25,774	2.25%	25,774	2.29%
Plus 1.75% (1), matures 2035	51,547	2.10%	51,547	2.05%
Plus 1.50% (1), matures 2035	25,774	1.75%	25,774	1.79%
Plus 1.45%, matures 2037	25,774	1.80%	25,774	1.75%
Plus 2.50%, matures 2037	15,464	2.85%	15,464	2.80%

Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,150		1,175

Total long-term debt	$248,585		$248,610

(1)	The securities are currently callable by the Company.

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.

Note 13 – Income Taxes

The Company’s net deferred tax assets of $370.2 million and $330.8 million, at September 30, 2011 and December 31, 2010, respectively, have been entirely offset by a valuation allowance. A valuation allowance is established when management determines that it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods.

For the three months ended September 30, 2011, the net provision (benefit) for federal income taxes as a percentage of pretax loss was 2.9 percent as compared to a provision (benefit) of zero percent for the comparable 2010 period. During the three months ended September 30, 2011, the variance to the statutory rate of 35 percent was attributable to a $4.9 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.4 million and non-deductible warrant income of $(1.5) million. The variance for the three months ended September 30, 2010 was attributable to a $7.1 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $0.5 million and non-deductible warrant expense of $(0.5) million.

For the nine months ended September 30, 2011, the net provision (benefit) for federal income taxes as a percentage of pretax loss was 0.7 percent as compared to a provision (benefit) of zero percent for the comparable 2010 period. During the nine months ended September 30, 2011, the variance to the statutory rate of 35 percent was attributable to a $39.4 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $1.2 million and non-deductible warrant income of $(2.5) million. The variance for the nine months ended September 30, 2010 was attributable to a $66.1 million addition to valuation allowance for net deferred tax assets, certain non-deductible-corporate expenses of $1.5 million and non-deductible warrant expense of $(1.3) million.

The Company’s income tax returns are subject to examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of September 30, 2011, the Internal Revenue Service had completed its examination of the Company’s income tax returns through the years ended December 31, 2005 and is in process of examining income tax returns for years ended December 31, 2006, 2007 and 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Note 14 – Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the nine month period ended September 30, 2011, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at September 30, 2011, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through September 30, 2011, the Company marked these warrants to market which resulted in a decrease in the liability during this time of $6.1 million. This decrease was recorded as warrant income included in non-interest expense.

At September 30, 2011, the Company’s liabilities to the holders of May Investors Warrants amounted to $2.3 million. The warrant liabilities are included in “other liabilities” in the Consolidated Statements of Financial Condition.

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

Note 15 – Stockholders’ Equity

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred stock at September 30, 2011 is summarized as follows:

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$253,342

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

Accumulated Other Comprehensive Loss

The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security:

	Pre-tax Amount	Income Tax (Expense) Benefit (1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale,
September 30, 2011:
Non-agency collateralized mortgage obligations	$20,798	$(20,608)	$190
U.S. government sponsored agency securities	1,467	728	2,195
2006-1 securitization trust	(351)	(6,108)	(6,459)

Total net unrealized gain (loss) on securities available-for-sale	$21,914	$(25,988)	$(4,074)

Net unrealized gain (loss) on securities available-for-sale,
December 31, 2010:
Non-agency collateralized mortgage obligations	$11,547	$(20,608)	$(9,061)
U.S. government sponsored agency securities	(930)	728	(202)
2006-1 securitization trust	(794)	(6,108)	(6,902)

Total net unrealized gain (loss) on securities available-for-sale	$9,823	$(25,988)	$(16,165)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for deferred securities that were held at the date disposed or matured.

The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component:

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available-for-sale	$—	$(6,689)
Loss (reclassified to earnings) for other-than-temporary impairment on securities available-for-sale	16,906	3,677
Unrealized (loss) gain on securities available-for-sale	(4,815)	31,791

Change in comprehensive income, net of tax	$12,091	$28,779

Note 16 – Loss Per Share

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

The following tables set forth the computation of basic and diluted loss per share of Common Stock for the three months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
	(In thousands, except per share data)
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net loss	$(9,480)	—	$—	$(17,896)	—	$—
Less: Preferred stock dividend/accretion	(4,719)	—	—	(4,690)	—	—

Basic Loss Per Share				(22,586)	153,405	(0.15)
Net loss applicable to Common Stock	(14,199)	554,489	(0.03)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(14,199)	554,489	$(0.03)	$(22,586)	153,405	$(0.15)

Due to the loss attributable to common stockholders for the three months ended September 30, 2011 and 2010, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 7,829,193 shares, respectively, pertaining to warrants and 2,504,072 shares and 748,165 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

The following tables set forth the computation of basic and diluted loss per share of Common Stock for the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	(In thousands, except per share data)
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Net loss	$(106,613)	—	$—	$(187,433)	—	$—
Less: Preferred stock dividend/accretion	(14,148)	—	—	(14,059)	—	—

Basic Loss Per Share	(120,761)	554,000	(0.22)	(201,492)	128,411	(1.57)
Net loss applicable to Common Stock
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—
Diluted Loss Per Share

Net loss applicable to Common Stock	$(120,761)	554,000	$(0.22)	$(201,492)	128,411	$(1.57)

Due to the loss attributable to common stockholders for the nine months ended September 30, 2011 and 2010, the diluted loss per share calculation excludes all common stock equivalents, including 13,340,448 shares and 7,742,255 shares, respectively, pertaining to warrants and 2,588,201 shares and 788,971 shares, respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Note 17 – Derivative Financial Instruments

The following derivative financial instruments were identified and recorded at fair value as of September 30, 2011 and December 31, 2010:

•	Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

•	Rate lock commitments;

•	Interest rate swap agreements; and

•	U.S. Treasury futures and options.

The Company hedges the risk of overall changes in the fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and are intended to offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. Derivatives are included in other assets on the Consolidated Statements of Financial Condition. The Company recognized a gain of $26.5 million and $36.0 million for the three months ended September 30, 2011 and 2010 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. The Company recognized a loss of $21.0 million and $6.4 million for the nine months ended September 30, 2011 and 2010 respectively, on its hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchase forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts and options on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized a gain of $118.8 million and $54.1 million for the three months ended September 30, 2011 and 2010 respectively, on MSR fair value hedging activities. The Company recognized a gain of $147.0 million and $103.9 million for the nine months ended September 30, 2011 and 2010 respectively, on MSR fair value hedging activities.

The Company occasionally uses interest rate swap agreements to reduce its exposure to interest rate risk inherent in a portion of the current and anticipated borrowings and advances. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts and indices. Under U.S. GAAP, the swap agreements used to hedge the Company’s anticipated borrowings and advances qualify as cash flow hedges. Derivative gains and losses reclassed from accumulated other comprehensive (loss) income to current period operations are included in the line item in which the hedge cash flows are recorded. For the nine month periods ended September 30, 2011 and 2010, the Company derecognized cash flow hedges.

During the third quarter 2011, the Company began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Derivative instruments are traded over an organized exchange or negotiated over – the – counter. Credit risk associated with exchange – traded contracts is typically assumed by the organized exchange. Over – the – counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange – traded contracts, which have standardized terms and readily available price information. The Company reduces exposure to credit and liquidity risks from over – the – counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer – initiated transactions, by conducting such transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and monitoring procedures similar to those used in making other extensions of credit. Interest rate swaps are agreements in which two parties periodically exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company’s swap agreements are structured such that variable payments are primarily based on LIBOR (one – month, three – month or six – month) or prime. These instruments are principally negotiated over – the – counter and are subject to credit risk, market risk and liquidity risk.

The Company had the following derivative financial instruments:

	0000000000000	0000000000000	0000000000000
	Notional Amount	Fair Value	Expiration Dates
	(Dollars in thousands)
September 30, 2011
Assets
Mortgage banking derivatives:
Rate lock commitments	$4,898,030	$89,998	2012
U.S. Treasury and agency forwards	1,589,100	11,416	2012
Customer-initiated derivatives:
Interest rate swaps	29,000	2,610	2024

Total derivative assets	$6,516,130	$104,024

Liabilities
Mortgage banking derivatives:
Forward agency and loan sales	$6,003,263	$60,771	2012
Customer-initiated derivatives:
Interest rate swaps	29,000	2,610	2024

Total derivative liabilities	$6,032,263	$63,381

December 31, 2010
Assets
Mortgage banking derivatives:
Rate lock commitments	$1,721,739	$14,396	2011
Forward agency and loan sales	3,942,673	35,820	2011

Total derivative assets	$5,664,412	$50,216

Liabilities
Mortgage servicing rights
U.S. Treasury and agency futures	$2,770,000	$9,088	2011

Total derivative liabilities	$2,770,000	$9,088

Derivative assets and derivative liabilities are included in the Consolidated Statements of Financial Condition in “other assets” and “other liabilities,” respectively.

Customer – initiated derivatives. During the third quarter 2011, the Company began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Fee income is earned from entering into various transactions at the request of customer (customer – initiated contracts) interest rate swap contracts. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. For customer-initiated interest rate swap contracts, the Company mitigates most of the inherent market risk by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Fair values of customer – initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in “other assets” and “other liabilities.” Changes in fair value are recognized in “other non-interest income” on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer – initiated derivative instruments for the three and nine months ended September 30, 2011.

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

Note 18 – Segment Information

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

The following table presents financial information by business segment for the periods indicated:

	For the Three Months Ended September 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$(20,925)	$86,539	$—	$65,614
Gain on sale revenue	—	121,656	—	121,656
Other (expense) income	(6,297)	(2,807)	—	(9,104)

Total net interest income and non-interest income	(27,222)	205,388	—	178,166
(Loss) earnings before federal income taxes	(167,639)	158,423	—	(9,216)
Depreciation and amortization	1,460	2,246	—	3,706
Capital expenditures	737	8,947	—	9,684
Identifiable assets	11,643,634	5,025,395	(2,935,000)	13,734,029
Inter-segment income (expense)	22,013	(22,013)	—	—

	For the Three Months Ended September 30, 2010
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$(11,710)	$62,914	$—	$51,204
Gain on sale revenue	—	112,370	—	112,370
Other income (expense)	11,263	21,255	—	32,518

Total net interest income and non-interest income	(447)	196,539	—	196,092
(Loss) earnings before federal income taxes	(163,797)	145,901	—	(17,896)
Depreciation and amortization	2,346	2,088	—	4,434
Capital expenditures	150	2,681	—	2,831
Identifiable assets	11,829,202	4,127,371	(2,120,000)	13,836,573
Inter-segment income (expense)	15,900	(15,900)	—	—

	00000000000	00000000000	00000000000	00000000000
	For the Nine Months Ended September 30, 2011
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$69,795	$99,716	$—	$169,511
Gain on sale revenue	—	209,203	—	209,203
Other income	6,019	51,673	—	57,692

Total net interest income and non-interest income	75,814	360,592	—	436,406
Loss before federal income taxes	(278,620)	172,799	—	(105,821)
Depreciation and amortization	4,437	6,434	—	10,871
Capital expenditures	1,425	27,713	—	29,138
Identifiable assets	11,643,634	5,025,395	(2,935,000)	13,734,029
Inter-segment income (expense)	68,955	(68,955)	—	—

	For the Nine Months Ended September 30, 2010
	Bank Operations	Home Lending Operations	Elimination	Combined
	(Dollars in thousands)
Net interest income	$59,172	$85,355	$—	$144,527
Gain on sale revenue	6,689	292,062	—	298,751
Other income (expense)	34,351	(15,885)	—	18,466

Total net interest income and non-interest income	100,212	361,532	—	461,744
Loss before federal income taxes	(364,816)	177,383	—	(187,433)
Depreciation and amortization	5,868	7,880		13,748
Capital expenditures	27,842	(20,688)		7,154
Identifiable assets	11,829,202	4,127,371	(2,120,000)	13,386,573
Inter-segment income (expense)	56,963	(56,963)	—	—

Revenues are comprised of net interest income (before the provision for loan losses) and non-interest income. Non-interest expenses are fully allocated to each business segment. The intersegment income (expense) consists of interest expense incurred for intersegment borrowing.

Note 19 – Compensation Plans

Stock-Based Compensation

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $1.8 million and $1.4 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of $5.4 million and $6.8 million, respectively.

Incentive Compensation Plan

Each year the compensation committee of the Board of Directors decides which employees of the Company, who are not executive officers, will be eligible to participate in the Incentive Compensation Plan and the size of the bonus pool. The Company incurred expenses of $1.5 million and $4.5 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company recorded no expense and a reversal of previously recorded expense of $3.6 million, respectively.

Note 20 – Legal Proceedings, Contingencies and Commitments

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

In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and on March 31, 2011, the court granted the Company’s motion and dismissed the case. The plaintiffs have filed an appellate brief with the court and the Company has filed its reply brief. The Company does not expect a court ruling on this matter until 2012.

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

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of September 30, 2011, such reserve was $0.2 million. In addition, within the secondary marketing reserve, the Bank includes loans sold to the non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable or reasonably estimable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $30 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s Consolidated Financial Condition, results of operations, or liquidity, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$4,898,000	$1,722,000
HELOC trust commitments	68,000	76,000
Standby and commercial letters of credit	38,000	41,000

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

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 17 – Derivative Financial Instruments.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying home equity lines of credit. Refer to further discussion of this issue as presented in Note 9 – Private-label Securitization Activity.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $8.0 million at September 30, 2011 and $3.8 million at December 31, 2010, respectively.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At September 30, 2011, our total assets were $13.7 billion, making Flagstar the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 64.2 percent of our common stock as of September 30, 2011.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

We operate 162 banking centers (of which 27 are located in retail stores), including 113 located in Michigan, 22 located in Indiana and 27 located in Georgia. During the third quarter 2011, we have entered into an agreement for the sale or lease of the 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”) and 22 banking centers in Indiana to First Financial Bank, N.A. (“First Financial”). Of the 162 banking centers, 98 facilities are owned and 64 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and to small and middle market businesses. We also gather deposits on a nationwide basis through our website, FlagstarDirect.com, and provide deposit and cash management services to governmental units on a relationship basis throughout our markets. We leverage our banking centers and internet banking to cross-sell other products to existing customers and increase our customer base. At September 30, 2011, we had a total of $8.1 billion in deposits, including $5.5 billion in retail deposits, $1.0 million in government funds, $0.6 million in wholesale deposits and $1.0 million in company-controlled deposits.

We also operate 29 loan origination centers located in 14 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 170 loan officers. We also originate retail loans through referrals from our 162 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with almost 2,000 mortgage brokers and approximately 1,200 correspondents, which are located in all 50 states and serviced by 136 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

The Bank is continuing its on-going strategic initiatives to increase commercial lending, as well as other mortgage related initiatives, towards achieving its vision of transforming to a super community bank by expanding the commercial banking division and by extending commercial lending to the New England region. Management believes the expansion will allow the Bank to leverage its retail banking franchise, and that the commercial lending businesses should complement existing operations and contribute to the establishment of a diversified mix of revenue streams.

Our earnings include net interest income from our retail banking activities, fee-based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 97.0 percent of our total loan originations during the nine months ended September 30, 2011 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae and Freddie Mac) and Ginnie Mae.

At September 30, 2011, we had 3,299 full-time equivalent salaried employees of which 306 were account executives and loan officers.

Operating Segments

Our business is comprised of two operating segments—banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding our two operating segments is set forth in Note 18 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements and Supplementary Data. A discussion of our two operating segments is set forth below.

Bank Operations

Our deposit-related banking operation is composed of two delivery channels: Retail Banking and Government Banking.

•

Retail Banking consists of 162 banking centers located throughout Michigan and also in Indiana (principally in the Indianapolis metropolitan area) and Georgia (principally in the north Atlanta suburbs). However, we have entered into an agreement for the sale or lease of the 27 banking centers in Georgia to PNC and 22 banking centers in Indiana to First Financial.

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

Home Lending Operations

Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At September 30, 2011, approximately 49.1 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.

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

(1)	Retail. In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At September 30, 2011, we maintained 29 home loan centers. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the nine months ended September 30, 2011 we closed $1.2 billion of loans utilizing this origination channel, which equaled 7.1 percent of total originations as compared to $1.4 billion or 8.3 percent of total originations for the same period in 2010.

(2)	Broker. In a broker transaction, an unaffiliated mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with over 1,900 mortgage brokerage companies located in all 50 states. For the nine months ended September 30, 2011, we closed $5.0 billion utilizing this origination channel, which equaled 30.2 percent of total originations, as compared to $6.0 billion or 34.6 percent for the same period in 2010.

(1)	Correspondent. In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction, the loan is acquired, usually by us paying the mortgage company a market price for the loan. Unlike several competitors, we do not generally acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with over 1,200 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. We believe warehouse lending is not only a profitable, stand-alone business for the Company, but also provides valuable synergies within our correspondent channel. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. (For example, for the nine months period ended September 30, 2011, warehouse lines funded over 65 percent of the loans in our correspondent channel.) We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout the remainder of 2011. For the nine months ended September 30, 2011, we closed $10.3 billion utilizing the correspondent origination channel, which equaled 62.7 percent of total originations compared to $9.9 billion or 57.1 percent originated for the same period in 2010.

Underwriting

During the nine months ended September 30, 2011, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). During the third quarter there was an increase in the held-for-investment loan portfolio which was driven by our jumbo loan program offering. The program has credit parameters, including maximum loan-to-value (“LTV”) of 80 percent and a minimum FICO of 700, with a maximum loan limit of $2.0 million. Otherwise, in the nine months ended September 30, 2011 additional loans in the held-for-investment loan portfolio were comprised of either loans that were repurchased or, on a very limited basis, loans that were originated to facilitate the sale of our real estate owned (“REO”).

Residential first mortgage loans

At September 30, 2011, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination. The increase in the loans that were originated in 2009 compared to the loans originated in 2010 was primarily due to a $81.0 million reclassification of residential first mortgage loans originated as available-for-sale loans to the loans classified as held-for-investment.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at September 30, 2011, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance (1)	$3,383,105	$64,847	$185,461	$183,301	$3,816,714
Average note rate	4.59%	5.19%	4.85%	4.18%	4.59%
Average original FICO score	715	699	707	767	717
Average original loan-to-value ratio	75.3%	84.7%	75.3%	65.7%	75.0%
Average original combined loan-to-value ratio	72.0%	81.9%	67.9%	66.3%	71.7%
Housing Price Index LTV, as recalculated (2)	94.5%	93.1%	80.0%	66.0%	92.4%
Underwritten with low or stated income documentation	39.0%	2.0%	—%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	The housing price index (“HPI”) LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight (“OFHEO”) data as of June 30, 2011.

Residential first mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels are reviewed by one of our in-house loan underwriters or by a contract underwriter employed by a mortgage insurance company. However, a limited number of our correspondents have been delegated underwriting authority but this has not comprised more than 16 percent of the loans originated in any year. In all cases, loans must be underwritten to our underwriting standards. Any loan not underwritten by our employees must be warranted by the underwriter’s employer, which may be a mortgage insurance company or a correspondent mortgage company with delegated underwriting authority.

The following table identifies our held-for-investment mortgages by major category, at September 30, 2011. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

	000000	000000	000000	000000		000000	000000
	Unpaid Principal Balance (1)	Average Note Rate	Average Original FICO Score	Average Original Loan-to-Value Ratio		Weighted Average Maturity	Housing Price Index LTV, as recalculated (2)
	(Dollars in thousands)
Residential first mortgage loans:
Amortizing:
3/1 ARM	$154,374	3.37%	690	72.4%		277	87.8%
5/1 ARM	538,296	3.86%	724	66.4%		301	79.8%
7/1 ARM	50,560	4.69%	734	69.9%		318	91.0%
Other ARM	76,528	3.67%	690	70.4%		287	80.2%
Other amortizing	1,074,650	5.49%	707	72.2%		287	93.8%
Interest only:
3/1 ARM	233,081	3.51%	723	73.1%		277	91.3%
5/1 ARM	952,972	3.96%	724	72.9%		288	90.7%
7/1 ARM	80,310	6.36%	731	72.8%		309	104.5%
Other ARM	46,695	3.40%	723	75.0%		280	99.0%
Other interest only	527,133	5.28%	722	74.3%		258	102.6%
Option ARMs	91,291	5.48%	720	77.8%		322	116.6%
Subprime
3/1 ARM	50	10.30%	685	92.0%		289	76.2%
Other ARM	496	8.64%	596	89.7%		308	108.1%
Other subprime	278	9.04%	535	63.2%		296	72.6%

Total residential first mortgage loans	$3,816,714	4.59%	717	72.0%		286	92.4%
Second mortgage loans	$146,446	8.22%	734	18.3	%(3)	134	24.2	%(4)
HELOC loans	$221,211	5.26%	733	21.6	%(3)	54	28.0	%(4)

(1)	Unpaid principal balance does not include premiums or discounts
(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.
(3)	Reflects LTV because these are second liens.
(4)	Does not reflect any residential first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of September 30, 2011 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for- Investment Portfolio	Unpaid Principal Balance (1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	2.07%	$130,688
SIVA (stated income, verified assets)	13.98%	884,405
High LTV (i.e., at or above 95% at origination)	0.13%	8,497
Second lien products (HELOCs, Second mortgages)	1.72%	108,506
Loan types:
Option ARM loans	1.01%	$63,634
Interest-only loans	12.43%	786,155
Subprime (2)	0.01%	371

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	Includes loans with a FICO score of less than 620.

Adjustable-rate mortgages loans. Adjustable Rate Mortgages (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk.

At September 30, 2011, of our portfolio of ARM loans we had $91.3 million of option power ARM loans in our held-for-investment loan portfolio. Option power ARM loans permit a borrower to vary the monthly payment, including paying an amount that excludes interest otherwise due which is then added to the unpaid principal balance of the loan (a process referred to as “negative amortization”). The amount of negative amortization reflected in such loan balances for the nine months ended September 30, 2011 was $7.7 million. The maximum balance that all option power ARMs could reach cumulatively is $140.9 million.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at September 30, 2011, by year of origination.

	2008 and Prior	2009	2010	2011	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$2,067,928	$11,232	$17,274	$118,220	$2,214,654
Average note rate	4.00%	5.13%	3.98%	3.77%	3.99%
Average original FICO score	718	694	745	765	721
Average original loan-to-value ratio	75.0%	83.0%	74.1%	65.5%	74.6%
Average original combined loan-to-value ratio	71.4%	85.5%	69.4%	65.8%	71.1%
Housing Price Index LTV, as recalculated (2)	90.8%	96.2%	76.2%	65.4%	89.3%
Underwritten with low or stated income documentation	36.0%	12.0%	—%	—%	33.0%

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.

Set forth below is a table describing specific characteristics of option power ARMs in our held-for-investment mortgage portfolio at September 30, 2011, which were originated in 2008 or prior.

2008 and Prior
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$91,291
Average note rate	5.48%
Average original FICO score	720
Average original loan-to-value ratio	71.7%
Average original combined loan-to-value ratio	78.4%
Housing Price Index LTV, as recalculated (2)	116.6%
Underwritten with low or stated income documentation	$63,634
Total principal balance with any accumulated negative amortization	$81,376
Percentage of total ARMS with any accumulated negative amortization	3.7%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the nine months ended September 30, 2011	$7,665

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.

Set forth below are the accumulated amounts of interest income arising from the net negative amortization portion of loans during the nine months ended September 30:

	Unpaid Principal Balance of Loans in Negative Amortization At Period End (1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2011	$81,376	$7,665
2010	$231,013	$15,235
2009	$271,246	$16,077

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the ARM loans outstanding at September 30, 2011, will reprice:

	# of Loans	Balance	% of the Total
Reset frequency	(Dollars in thousands)
Monthly	134	$28,115	1.3%
Semi-annually	1,019	417,759	18.7%
Annually	6,307	1,567,868	70.3%
No reset – non-performing loans	797	217,998	9.7%

Total	8,257	$2,231,740	100.0%

Set forth below as of September 30, 2011, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period. Accordingly, the table below may include the same loans in more than one period:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2011	$—	$—	$—	$385,867
2012	648,371	444,145	255,876	532,795
2013	755,480	476,306	264,495	550,678
Later years (1)	793,124	531,820	407,318	655,689

(1)	Later years reflect one reset period per loan.
(2)	Reflects loans that have reset through September 30, 2011.

Interest only mortgage loans. Both adjustable and fixed term loans were offered with a 10 year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt to income ratio guidelines and documentation using the AUS Approve/Reject response requirements.

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at September 30, 2011, by year of origination.

	$28,527	$28,527	$28,527	$28,527	$28,527
	2008 and Prior	2009	2010	2011	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$1,801,125	$540	$28,527	$—	$1,830,192
Average note rate (2)	4.37%	3.75%	4.41%	—%	4.37%
Average original FICO score	724	672	726	—	724
Average original loan-to-value ratio	74.4%	79.2%	69.9%	—%	74.3%
Average original combined loan-to-value ratio	73.2%	58.0%	67.4%	—%	73.1%
Housing Price Index LTV, as recalculated (3)	95.2%	75.8%	87.1%	—%	95.1%
Underwritten with low or stated Income documentation	39.0%	—%	—%	—%	39.0%

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.
(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.

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

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at September 30, 2011, by year of origination.

	$28,527	$28,527	$28,527	$28,527	$28,527
	Prior to 2008	2009	2010	2011	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$143,431	$1,596	$1,342	$77	$146,446
Average note rate	8.25%	6.97%	6.53%	7.33%	8.22%
Average original FICO score	734	718	708	705	734
Average original loan-to-value ratio	19.9%	16.9%	19.2%	14.6%	19.8%
Average original combined loan-to-value ratio	80.8%	90.2%	76.1%	94.0%	80.9%
Housing Price Index LTV, as recalculated (2)	24.3%	18.9%	16.9%	14.2%	24.2%

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.

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

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at September 30, 2011, by year of origination.

	2008 and Prior	2009	2010	2011	Total
Year of Origination	(Dollars in thousands)
Unpaid principal balance (1)	$201,860	$708	$17,106	$1,537	$221,211
Average note rate (2)	5.27%	5.79%	5.14%	4.03%	5.26%
Average original FICO score	733	N/A	727	764	733
Average original loan-to-value ratio	25.1%	24.0%	25.2%	39.6%	25.2%
Housing Price Index LTV, as recalculated (3)	28.4%	13.1%	24.1%	28.8%	28.0%

N/A – Not available

(1)	Unpaid principal balance does not include premiums or discounts.
(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.
(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of June 30, 2011.

Warehouse lending. We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans predominately are originated based on GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at September 30, 2011, was $1.9 billion, of which $1.0 billion was outstanding, as compared to, $1.9 billion granted at December 31, 2010, of which $720.8 million was outstanding. As of September 30, 2011 and December 31, 2010, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 291 warehouse lines of credit to other mortgage lenders with an average size of $3.5 million at September 30, 2011, compared to 289 warehouse lines of credit with an average size of $6.5 million at December 31, 2010.

The following table identifies our warehouse lending portfolio by selected criteria at September 30, 2011.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Warehouse lines of credit:
Adjustable rate	$1,013,403	5.57%	$28

Net deferred fees and other	(17,740)

Total warehouse lines of credit	$995,663

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Commercial Loans

In the second quarter 2011, we commenced a series of initiatives to increase our commercial lending presence, including the origination of new commercial real estate, commercial and industrial, and commercial lease financing loans. By expanding commercial lending into the New England region, in addition to the team of commercial lenders in Michigan, management believes we can leverage the existing retail banking network and banking franchise, providing a complement to existing operations and contributing to the establishment of a diversified mix of revenue streams. In commercial lending, ongoing credit management is dependent upon the type and nature of the loan and we monitor significant exposures on a regular basis. Internal risk ratings are assigned at the time of each loan approval and are assessed and updated with each monitoring event. The frequency of the monitoring event is dependent upon the size and complexity of the individual credit, but in no case less frequently than every 12 months. Current commercial real estate collateral values are updated more frequently if deemed necessary as a result of impairments of specific loan or other credit or borrower specific issues. We continually review and adjust our risk rating criteria and rating determination process based on actual experience. This review and analysis process also contributes to the determination of an appropriate allowance for loan loss amount for our commercial loan portfolio.

The following table identifies our commercial loan portfolio by major category and selected criteria at September 30, 2011.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$838,263	5.94%	$51,186
Adjustable rate	436,461	5.27%	40,623

Total commercial real estate loans	1,274,724		$91,809

Net deferred fees and other	(5,846)

Total commercial real estate loans	$1,268,878

Commercial and industrial loans:
Fixed rate	$167,527	3.93%	$—
Adjustable rate	56,328	6.73%	98

Total commercial and industrial loans	223,855		$98

Net deferred fees and other	10,293

Total commercial and industrial loans	$234,148

Commercial lease financing loans:
Fixed rate	$44,257	4.04%	$—

Net deferred fees and other	(1,747)

Total commercial lease financing loans	$42,510

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

The following table describes the unpaid principal balance of our commercial loan portfolio at September 30, 2011, by year of origination.

	2008 and Prior	2009	2010	2011	Total
Year of Origination	(Dollars in thousands)
Commercial real estate loans(1)	$964,850	$19,307	$32,277	$258,290	$1,274,724
Commercial and industrial loans	$6,089	$232	$581	$216,953	$223,855
Commercial lease financing loans	$—	$—	$—	$44,257	$44,257
(1)	During the nine months ended September 30, 2011, we sold $52.6 million in non-performing commercial real estate loans and charged-off $97.0 million.

At September 30, 2011, our commercial real estate loan portfolio totaled $1.3 billion, or 18.6 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $234.1 million, or 3.4 percent of our investment loan portfolio, and our commercial lease financing totaled $42.5 million, or 0.6 percent of our investment loan portfolio. At December 31, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 19.8 percent of our investment loan portfolio, and our commercial and industrial loan portfolio was $8.9 million, or 0.1 percent of our investment loan portfolio.

At September 30, 2011, our total commercial loans were geographically concentrated, with approximately $601.0 million (39.0 percent) of unpaid principal balance on commercial loans located in Michigan, $173.8 million (11.3 percent) located in the New England region, $140.7 million (9.1 percent) located in Georgia and $138.8 million (9.0 percent) located in California.

The average loan balance in our total commercial portfolio was approximately $1.5 million for the first nine months ended September 30, 2011, with the largest loan being $50.0 million. There are approximately 30 loans with more than $9.0 million of exposure, and those loans comprised approximately 37.2 percent of the total commercial portfolio.

Commercial real estate loans. Our commercial real estate loan portfolio is comprised of both seasoned commercial real estate loans that are collateralized by real estate properties intended to be income-producing in the normal course of business, and new commercial real estate loans originated during the nine months ended September 30, 2011, under our new commercial lending inititatives.

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

During 2009, as a result of the steep decline in originations, our previous commercial real estate lending division completed a transformation from a production orientation into one in which the focus is on working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performing loans. Toward that end, our previous commercial real estate loan officers were largely replaced by experienced workout officers and relationship managers. A comprehensive review, including customized workout plans, were prepared for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio.

Commercial and industrial loans. Our commercial and industrial portfolio is comprised of loans where we have extended credit to small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. We originated $214.8 million in commercial and industrial loans during the nine months ended September 30, 2011, due to the on-going initiatives to increase commercial and industrial, small business and mortgage warehouse lending.

Commercial lease financing loans. Our commercial lease financing portfolio, which we refer to as specialty lending, is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At September 30, 2011, our commercial lease financing loan portfolio was $42.5 million, or 0.6 percent of our investment loan portfolio.

Summary of Operations

Our net loss applicable to common stock for the three months ended September 30, 2011 was $14.2 million (loss of $0.03 per diluted share) represents a decrease from the loss of $22.6 million (loss of $0.15 diluted share) for the same period in 2010. For the nine months ended September 30, 2011 and 2010, our net loss was $120.8 million (loss of $0.22 per diluted share) and $201.5 million (loss of $1.57 per diluted share), respectively. The net loss during the nine months ended September 30, 2011 compared to the same period in 2010 was affected by the following factors:

•	Net interest margin improved to 1.96 percent from 1.52 percent for the nine months ended September 30, 2010;

•	Net interest income increased by $25.0 million to $169.5 million for the nine months ended September 30, 2011, primarily due to a decline in our cost of funds;

•

Provision for loan losses decreased by 43.6 percent from the nine months ended September 30, 2010, to $113.4 million, primarily due to a lower level of charge-offs of residential first mortgage loans resulting from non-performing loan sales completed in the fourth quarter of 2010 and the first quarter of 2011;

•

Net loan administration income (including the off-balance sheet hedges of mortgage servicing rights) and gain (loss) on trading securities (including the on-balance sheet hedges of mortgage servicing rights), increased $25.6 million from the nine months ended September 30, 2010, to $86.7 million, primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance;

•

Asset resolution expense related to non-performing residential first mortgage and commercial loans decreased by 19.8 percent, to $95.9 million, primarily due to a decrease in our provision for losses on real estate owned;

•	Restructured $1.0 billion in FHLB advances to lower interest rates; and

•	Secondary market reserve – change in estimate increased $29.6 million to $80.8 million for the nine months ended September 30, 2011, due to a change in estimates of expected repurchases.

See “Results of Operations” below.

Critical Accounting Policies

Derivative instruments are carried at fair value in either “other assets” or “other liabilities” on the Consolidated Statements of Financial Condition. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and, further, by the type of hedging relationship. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

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

Selected Financial Ratios (Dollars in thousands, except share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Return on average assets	(0.43)%	(0.64)%	(1.23)%	(1.92)%
Return on average equity	(4.90)%	(8.35)%	(13.39)%	(26.85)%
Efficiency ratio	84.6%	82.9%	98.3%	97.1%
Efficiency ratio (credit-adjusted) (1)	53.5%	56.6%	64.4%	64.1%
Equity/assets ratio (average for the period)	8.80%	7.71%	9.20%	7.14%
Residential first mortgage loans originated	$6,926,451	$7,613,502	$16,425,699	$17,396,195
Other loans originated	$322,558	$13,201	$506,430	$26,958
Mortgage loans sold and securitized	$6,782,795	$7,619,097	$16,974,821	$17,893,675
Interest rate spread – bank only (2)	2.02%	1.35%	1.75%	1.32%
Net interest margin – bank only (3)	2.30%	1.68%	2.01%	1.61%
Interest rate spread – consolidated (2)	2.01%	1.34%	1.74%	1.30%
Net interest margin – consolidated (3)	2.25%	1.62%	1.96%	1.52%
Average common shares outstanding	554,489,448	153,405,151	554,000,247	128,411,259
Average fully diluted shares outstanding	554,489,448	153,405,151	554,000,247	128,411,259
Average interest earning assets	$11,677,994	$12,623,592	$11,483,759	$12,551,295
Average interest paying liabilities	$10,337,645	$11,383,551	$10,365,972	$11,598,035
Average stockholder’s equity	$1,159,825	$1,082,499	$1,202,923	$1,000,644
Charge-offs to average investment loans (annualized)	1.83%	5.90%	2.36%	4.53%

	September 30,	December 31,	September 30,
	2011	2010	2010
Equity-to-assets ratio	8.44%	9.23%	7.67%
Core capital ratio(4)	9.31%	9.61%	9.12%
Total risk-based capital ratio (4)	17.64%	18.55%	16.87%
Book value per common share	$1.63	$1.83	$5.30
Number of common shares outstanding	555,015,111	553,313,113	153,512,990
Mortgage loans serviced for others	$56,772,598	$56,040,063	$52,287,204
Weighted average service fee (basis points)	30.5	30.8	31.5
Capitalized value of mortgage servicing rights	0.77%	1.04%	0.85%
Ratio of allowance to non-performing loans (5)	63.4%	86.1%	52.0%
Ratio of allowance to loans held-for-investment (5)	4.13%	4.35%	6.48%
Ratio of non-performing assets to total assets (bank only)	4.09%	4.35%	8.25%
Number of bank branches	162	162	162
Number of loan origination centers	29	27	27
Number of employees (excluding loan officers and account executives)	2,993	3,001	2,922
Number of loan officers and account executives	306	278	285

(1)	Based on efficiency ratios as calculated, less secondary market reserve change in estimate and asset resolution expense.
(2)	Interest rate spread is the difference between the annualized average yield earned on average interest-earning assets for the period and the annualized average rate of interest paid on average interest-bearing liabilities for the period.
(3)	Net interest margin is the annualized effect of the net interest income divided by that period’s average interest-earning assets.
(4)	Based on adjusted total assets for purposes of tangible capital and core capital, and risk-weighted assets for purposes of risk-based capital and total risk-based capital. These ratios are applicable to the Bank only.
(5)	Bank only and does not include non-performing loan available-for-sale.

Results of Operations

Three months. Net loss applicable to common stockholders for the three months ended September 30, 2011 was $14.2 million, $(0.03) per share-diluted, an $8.4 million decrease from the loss of $22.6 million, $(0.15) per share-diluted, reported in the comparable 2010 period. The $8.4 million decrease in net loss resulted from a $14.4 million increase in net interest income, $14.7 million decrease in provision for loan losses, $11.9 million decrease in non-interest expense, offset by a $32.3 million decrease in non-interest income and a $0.3 million increase in provision for income tax.

Nine months. Net loss applicable to common stockholders for the nine months ended September 30, 2011 was $120.8 million, $(0.22) per share-diluted, an $80.7 million decrease from the loss of $201.5 million, $(1.57) per share-diluted, reported in the comparable 2010 period. The $80.7 million decrease in net loss resulted from an $87.6 million decrease in the provision for loan losses, $25.0 million increase in net interest income and a $19.3 million decrease in non-interest expense, offset by a $50.3 million decrease in non-interest income.

Net Interest Income

On June 30, 2011, we implemented a reclassification in the treatment of amounts due from Federal Housing Administration (“FHA”) relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three and nine month ended September 30, 2010, was an increase in net interest income of $10.1 million and $23.3 million, respectively, with an offsetting increase to asset resolution expense and an increase in net interest margin of 15 basis points and 11 basis points, respectively.

We recognized $65.6 million in net interest income for the three months ended September 30, 2011, which represented an increase of 28.1 percent compared to $51.2 million reported for the same period in 2010. The $14.4 million increase for three months ended September 30, 2011, is primarily due to a decrease in overall cost of funds to 2.09 percent from 2.86 percent in the three months ended September 30, 2010. Net interest income represented 38.8 percent of our total revenue in 2011 as compared to 31.3 percent in 2010. For the nine months ended September 30, 2011, we recognized $169.5 million in net interest income, which represented an increase of 17.3 percent compared to $144.5 million reported for the same period in 2010. The $25.0 million increase for nine months ended September 30, 2011, reflects a decrease in overall cost of funds to 2.19 percent from 2.98 percent in the nine months ended September 30, 2010.

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities.

Three months. For the three months ended September 30, 2011, we had average interest-earning assets of $11.7 billion, as compared to $12.6 billion for the three months ended September 30, 2010. The decline in average interest-earning assets reflects a $991.5 million decline in average loans held-for-investment. Average-interest bearing liabilities totaled $10.3 billion for the three months ended September 30, 2011, as compared to $11.4 billion for the three months ended September 30, 2010. The decline of $1.1 billion reflects a $760.9 million decrease in average deposits and a $285.0 million decrease in average FHLB advances for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Interest income for the three months ended September 30, 2011 was $120.0 million, a decrease of 10.0 percent from the $133.3 million recorded in the same period in 2010. Our residential first mortgage loans continued to run-off at a faster rate, while this was partially offset by new originations in the loan portfolios. Interest expense for the three months ended September 30, 2011 was $54.4 million, a 33.7 percent decrease as compared to $82.1 million for the three months ended September 30, 2010. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 77 basis points from 2.86 percent for the three months ended September 30, 2010 to 2.09 percent in the same period in 2011, while the average yield on interest-earning assets decreased 12 basis points (2.9 percent), from 4.21 percent for the three months ended September 30, 2010 to 4.09 percent in the same period in 2011. As a result, our interest rate spread was 2.01 percent for the three months ended September 30, 2011 as compared to 1.35 percent for the three months ended September 30, 2010.

Our consolidated net interest margin was positively impacted by a $466.5 million decrease in non-performing loans from $911.4 million at September 30, 2010, to $444.9 million at September 30, 2011. The result was a net interest margin for the three months ended September 30, 2011 of 2.25 percent as compared to 1.62 percent for the three months ended September 30, 2010. The Bank recorded a net interest margin of 2.30 percent for the three months ended September 30, 2011, as compared to 1.68 percent for the three months ended September 30, 2010.

Nine months. For the nine months ended September 30, 2011, we had average interest-earning assets of $11.5 billion, as compared to $12.6 billion for the nine months ended September 30, 2010. The decline in average interest-earning assets reflects a $1.4 billion decline in average loans held-for-investment. Average-interest bearing liabilities totaled $10.4 billion for the nine months ended September 30, 2011, as compared to $11.6 billion for the nine months ended September 30, 2010. The decline of $1.2 billion reflects a $707.4 million decrease in average deposits and a $402.0 million decrease in average FHLB advances for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Interest income for the nine months ended September 30, 2011 was $339.3 million, a decrease of 15.8 percent from the $402.8 million recorded in the same period in 2010. Our residential first mortgage loans continued to run-off at a faster rate, while this was partially offset by new originations in loan portfolios. Interest expense for the nine months ended September 30, 2011 was $169.8 million, a 34.3 percent decrease as compared to $258.2 million for the nine months ended September 30, 2010. We continue to replace maturing retail certificates of deposit with core money market and savings accounts. The average cost of interest-bearing liabilities decreased 79 basis points from 2.98 percent for the nine months ended September 30, 2010 to 2.19 percent for the nine months ended September 30, 2011, while the average yield on interest-earning assets decreased 34 basis points (7.9 percent), from 4.27 percent for the nine months ended September 30, 2010 to 3.93 percent for the nine months ended September 30, 2011. As a result, our interest rate spread was 1.74 percent for the nine months ended September 30, 2011, as compared to 1.30 percent for the nine months ended September 30, 2010.

Our consolidated net interest margin was positively impacted by a $466.5 million decrease in non-performing loans from $911.4 million at September 30, 2010, to $444.9 million at September 30, 2011. The result was a net interest margin for the nine months ended September 30, 2011 of 1.96 percent, as compared to 1.52 percent the nine months ended September 30, 2010. The Bank recorded a net interest margin of 2.01 percent for the nine months ended September 30, 2011, as compared to 1.61 percent for the nine months ended September 30, 2010.

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option power ARM loans. These adjustments to interest income during both the three month periods ended September 30, 2011 and 2010 was a net increase of $1.8 million and 1.4 million, respectively. For the nine month periods ended September 30, 2011 and 2010, the adjustment was a net increase of $1.0 million and $1.9 million, respectively. Non-accruing loans were included in the average loans outstanding.

	For the Three Months Ended September 30,
	2011			2010
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in Thousands)
Interest-Earning Assets:
Loans available-for-sale	$2,041,173	$22,187	4.35%	$2,166,072	$25,058	4.63%
Loans repurchased with government guarantees	1,790,464	14,966	3.34%	1,465,411	10,090	2.75%
Loans held-for-investment:
Consumer loans (3)	4,857,771	55,215	4.54%	5,860,749	69,910	4.77%
Commercial loans (3)	1,429,449	17,598	4.82%	1,418,011	16,776	4.63%

Loans held-for-investment	6,287,220	72,813	4.60%	7,278,760	86,686	4.74%
Securities classified as available-for-sale or trading	840,490	9,626	4.58%	863,201	10,968	5.08%
Interest-earning deposits and other	718,647	433	0.24%	850,148	505	0.25%

Total interest-earning assets	11,677,994	120,025	4.09%	12,623,592	133,307	4.22%
Other assets	1,503,828			1,408,752

Total assets	$13,181,822			$14,032,344

Interest-Bearing Liabilities:
Demand deposits	$401,647	$311	0.31%	$378,193	$455	0.48%
Savings deposits	1,250,844	2,288	0.73%	744,889	1,815	0.97%
Money market deposits	580,508	946	0.65%	542,350	1,308	0.96%
Certificates of deposit	2,811,458	12,178	1.72%	3,401,739	23,766	2.77%

Total retail deposits	5,044,457	15,723	1.24%	5,067,171	27,344	2.14%
Demand deposits	84,114	114	0.54%	214,866	139	0.26%
Savings deposits	485,815	796	0.65%	171,880	319	0.74%
Certificates of deposit	289,063	396	0.54%	440,540	1,044	0.94%

Total government deposits	858,992	1,306	0.60%	827,286	1,502	0.72%
Wholesale deposits	657,557	5,650	3.41%	1,427,463	11,424	3.18%

Total Deposits	6,561,006	22,679	1.37%	7,321,920	40,270	2.18%
FHLB advances	3,528,024	30,121	3.39%	3,813,021	39,816	4.14%
Other	248,585	1,611	2.57%	248,610	2,017	3.22%

Total interest-bearing liabilities	10,337,644	54,411	2.09%	11,383,551	82,103	2.86%
Other liabilities	1,684,352			1,566,294
Stockholders’ equity	1,159,825			1,082,499

Total liabilities and stockholders equity	$13,181,822			$14,032,344

Net interest-earning assets	$1,340,350			$1,240,041

Net interest income		$65,614			$51,204

Interest rate spread (1)			2.01%			1.34%

Net interest margin (2)			2.25%			1.62%

Ratio of average interest-earning assets to interest-bearing liabilities			113.0%			110.9%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Nine Months Ended September 30,
	2011			2010
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in Thousands)
Interest-Earning Assets:
Loans available-for-sale	$1,746,202	$58,695	4.48%	$1,790,099	$64,913	4.84%
Loans repurchased with government guarantees	1,763,055	41,002	3.10%	1,186,770	23,325	2.62
Loans held-for-investment:
Consumer loans (3)	4,675,795	163,199	4.66%	5,876,872	213,099	4.84
Commercial loans (3)	1,290,474	47,338	4.84%	1,518,134	52,732	4.58

Loans held-for-investment	5,966,269	210,537	4.70%	7,395,006	265,831	4.78%
Securities classified as available-for-sale or trading	732,316	26,673	4.86%	1,217,123	47,069	5.16%
Interest-earning deposits and other	1,275,917	2,358	0.25%	962,296	1,631	0.22%

Total interest-earning assets	11,483,759	339,265	3.93%	12,551,294	402,769	4.27
Other assets	1,593,237			1,469,471

Total assets	$13,076,996			$14,020,765

Interest-Bearing Liabilities:
Demand deposits	$403,236	$1,035	0.34%	$378,900	$1,517	0.54%
Savings deposits	1,170,057	7,023	0.80%	708,550	4,789	0.90%
Money market deposits	572,041	3,081	0.72%	562,068	3,923	0.93%
Certificates of deposit	2,998,440	40,891	1.82%	3,368,775	72,818	2.89%

Total retail deposits	5,143,774	52,030	1.35%	5,018,293	83,047	2.21%
Demand deposits	76,160	309	0.54%	299,325	880	0.39%
Savings deposits	425,998	2,071	0.65%	106,292	512	0.64%
Certificates of deposit	259,573	1,221	0.63%	320,587	2,051	0.86%

Total government deposits	761,731	3,601	0.63%	726,204	3,443	0.63%
Wholesale deposits	745,879	18,972	3.40%	1,614,283	37,187	3.08%

Total Deposits	6,651,384	74,603	1.50%	7,358,780	123,677	2.25%
FHLB advances	3,465,986	90,317	3.48%	3,867,941	123,755	4.28%
Security repurchase agreements	—	—	—	105,694	2,750	3.48%
Other	248,602	4,834	2.60%	265,620	8,060	4.06%

Total interest-bearing liabilities	10,365,972	169,754	2.19%	11,598,035	258,242	2.98%
Other liabilities	1,508,101			1,422,085
Stockholders’ equity	1,202,923			1,000,645

Total liabilities and stockholders equity	$13,076,996			$14,020.765

Net interest-earning assets	$1,117,787			$953,259

Net interest income		$169,511			$144,527

Interest rate spread (1)			1.74%			1.30%

Net interest margin (2)			1.96%			1.52%

Ratio of average interest-earning assets to interest-bearing liabilities			110.8%			108.2%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.
(2)	Net interest margin is net interest income divided by average interest-earning assets.
(3)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

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

	For the Three Months Ended September 30,
	2011 Versus 2010 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available-for-sale	$(1,426)	$(1,445)	$(2,871)
Loans repurchased with government guarantees	2,638	2,238	4,876
Loans held-for-investment
Consumer loans(1)	(2,765)	(11,930)	(14,695)
Commercial loans(1)	671	151	822

Total loans held-for-investment	(2,094)	(11,779)	(13,873)
Securities available-for-sale or trading	(1,055)	(287)	(1,342)
Interest-earning deposits and other	(20)	(52)	(72)

Total other interest-earning assets	$(1,957)	$(11,325)	$(13,282)

Interest-Bearing Liabilities:
Demand deposits	$(173)	$29	$(144)
Savings deposits	(763)	1,236	473
Money market deposits	(454)	92	(362)
Certificates of deposit	(7,418)	(4,170)	(11,588)

Total retail deposits	(8,808)	(2,813)	(11,621)
Demand deposits	59	(84)	(25)
Savings deposits	(107)	584	477
Certificates of deposit	(288)	(360)	(648)

Total government deposits	(336)	140	(196)
Wholesale deposits	370	(6,144)	(5,774)

Total deposits	(8,774)	(8,817)	(17,591)
FHLB advances	(6,640)	(3,055)	(9,695)
Other	(407)	1	(406)

Total interest-bearing liabilities	(15,821)	(11,871)	(27,692)

Change in net interest income	$13,864	$546	$14,410

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

	For the Nine Months Ended September 30,
	2011 Versus 2010 Increase
	(Decrease) Due to:
	Rate	Volume	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans available-for-sale	$(2,056)	$(4,162)	$(6,218)
Loans repurchased with government guarantees	2,823	14,854	17,677
Loans held-for-investment
Consumer loans(1)	(2,822)	(47,078)	(49,900)
Commercial loans(1)	1,105	(6,499)	(5,394)

Total loans held-for-investment	(1,717)	(53,577)	(55,294)
Securities available-for-sale or trading	(741)	(19,655)	(20,396)
Interest-earning deposits and other	115	612	727

Total other interest-earning assets	$(1,576)	$(61,928)	$(63,504)

Interest-Bearing Liabilities:
Demand deposits	$(258)	$(224)	$(482)
Savings deposits	(394)	2,628	2,234
Money market deposits	(406)	(436)	(842)
Certificates of deposit	(10,661)	(21,266)	(31,927)

Total retail deposits	(11,719)	(19,298)	(31,017)
Demand deposits	38	(609)	(571)
Savings deposits	9	1,550	1,559
Certificates of deposit	(196)	(634)	(830)

Total government deposits	(149)	307	158
Wholesale deposits	797	(19,012)	(18,215)

Total deposits	(11,071)	(38,003)	(49,074)
FHLB advances	(9,170)	(24,268)	(33,438)
Security repurchase agreements	—	(2,750)	(2,750)
Other	(1,207)	(2,019)	(3,226)

Total interest-bearing liabilities	(21,448)	(67,040)	(88,848)

Change in net interest income	$19,872	$5,112	$24,984

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

Provision for Loan Losses

The provision reflects the current period charge necessary to maintain the allowance for loan losses at a level to cover our estimate of probable losses inherent in the portfolio for each of the respective measurement dates.

Three months. During the three months ended September 30, 2011, we recorded a provision for loan losses of $36.7 million as compared to $51.4 million recorded during the same period in 2010. Net charge-offs for three month period ended September 30, 2011 totaled $28.7 million as compared to $107.4 million in for the same period in 2010. As a percentage of the average loans held-for-investment, net charge-offs for the three month period ended September 30, 2011 decreased to 1.83 percent from 5.90 percent for the same period in 2010. The decline in the provision for loan losses was primarily related to residential first mortgages, consistent with a slowing pace of an increase on the greater than 90 days delinquent residential first mortgages. The level of provision during the third quarter 2011 was due in part to the increase during the quarter of greater than 90 days past due loans, which is primarily from loans originated during 2007. Loans originated during 2007 comprised approximately 32.3 percent of the total residential first mortgage loans in our investment portfolio at September 30, 2011. Non-accrual residential first mortgage loans originated during 2007 were approximately 45.8 percent of the total amount of the non-accrual residential first mortgage loans outstanding at September 30, 2011.

Nine months. During the nine months ended September 30, 2011, we recorded a provision for loan losses of $113.4 million as compared to $201.0 million recorded during the same period in 2010. The decrease in the provision during the nine months ended September 30, 2011, which maintained the allowance for loan losses at $282.0 million at September 30, 2011 and December 31, 2010, parallels a decrease in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment over the comparable period in 2010. Net charge-offs for nine month period ended September 30, 2011 totaled $105.4 million as compared to $251.0 million in for the same period in 2010. The decrease was primarily due to a lower level of charge-offs of residential first mortgage loans resulting from non-performing loan sales completed in the fourth quarter of 2010 and the first quarter of 2011. As a percentage of the average loans held-for-investment, net charge-offs for the nine month period ended September 30, 2011 decreased to 2.36 percent from 4.53 percent for the same period in 2010.

Loan delinquencies include all loans that were delinquent for at least 30 days when a borrower fails to make a payment and is received after the first day of the month following the month of the missed payment. Total delinquent loans increased to $606.4 million at September 30, 2011, of which $444.9 million were greater than 90 days delinquent, as compared to $505.6 million at December 31, 2010, of which $318.4 million were greater than 90 days delinquent. During the nine months ended September 30, 2011, the increase in delinquencies primarily impacted residential first mortgage loans as other categories of loans within the held-for-investment portfolio showed improvement including commercial real estate, commercial and industrial, second mortgage and HELOC loans. The overall delinquency rate on residential first mortgage loans increased to 12.2 percent at September 30, 2011 from 6.8 percent at December 31, 2010. This increase reflects the expected migration of current loans into delinquency status following the sale of non-performing loans completed in the fourth quarter of 2010, which temporarily reduced the overall delinquency rate. The overall delinquency rate on commercial real estate loans decreased to 9.2 percent at September 30, 2011 from 16.9 percent at December 31, 2010, due in large part to the charge-down or movement of impaired commercial real estate to REO coupled with a sale of several impaired commercial real estate loans.

See the section captioned “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Loan fees and charges	$18,383	$24,365	$49,233	$60,930
Deposit fees and charges	7,953	7,585	23,297	24,796
Loan administration	(3,478)	12,924	66,308	(15,590)
Net gain on trading securities	20,385	10,354	20,414	76,702
Loss on residual and transferors’ interest	(186)	(4,665)	(4,825)	(11,660)
Net gain on loan sales	103,858	103,211	193,869	220,034
Net loss on sales of mortgage servicing rights	(2,587)	(1,195)	(5,080)	(4,674)
Net gain on securities available-for-sale	—	—	—	6,689
Net loss on sale of assets	1,041	—	1,297	—
Total other-than-temporary impairment gain (loss)	51,003	—	35,993	35,200
Loss recognized in other comprehensive income before taxes	(52,325)	—	(52,899)	(38,877)

Net impairment losses recognized in earnings	(1,322)	—	(16,906)	(3,677)
Secondary market reserve – change in estimate	(38,985)	(12,958)	(80,776)	(51,174)
Other fees and charges	7,489	5,267	20,064	14,841

Total non-interest income	$112,551	$144,888	$266,895	$317,217

Total non-interest income was $112.6 million during the three months ended September 30, 2011, which was a 22.3 percent decrease from $144.9 million of non-interest income in the comparable 2010 period. The decrease during the three months ended September 30, 2011, was primarily due to decreases in other fees and charges, loan administration income and loan fees and charges, partially offset by an increase in net gain on trading securities and a loss on residual and transferor’s interest. During the nine months ended September 30, 2011, total non-interest income decreased to $266.9 million, from $317.2 million of non-interest income in the comparable 2010 period. The decrease during the nine months ended September 30, 2011, was primarily due to decreases in net gain on trading securities, net gain on loan sales and loan fees and charges, partially offset by an increase in loan administration income. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges

Our lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. For the three month period ended September 30, 2011, we recorded loan fees and charges of $18.4 million, a decrease of $6.0 million from the $24.4 million recorded for the comparable 2010 period. Loan fees and charges during the nine month period ended September 30, 2011 were $49.2 million, compared to $60.9 million recorded for the same 2010 period. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as available-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges

Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers. The amount of these fees tends to increase as a function of the growth in our deposit base. Our total number of customer checking accounts increased 2.9 percent from approximately 126,225 on September 30, 2010 to 129,922 as of September 30, 2011.

Three months. Total deposit fees and charges increased 4.8 percent during the three month period ended September 30, 2011 to $8.0 million, compared to $7.6 million during the comparable 2010 period. Our non-sufficient funds fees increased to $5.4 million during the three month period ended September 30, 2011 from $5.3 million during the comparable 2010 period.

Nine months. Total deposit fees and charges decreased to $23.3 million, or 6.0 percent, during the nine month period ended September 30, 2011 from $24.8 million during the comparable 2010 period. Our non-sufficient funds fees were $15.0 million during the nine month period ended September 30, 2011, compared to $17.0 million during the comparable 2010 period. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter 2010, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Even with the changes to Regulation E, debit card fee income increased by 19.5 percent to $5.5 million during the nine month period ended September 30, 2011 from $4.6 million in the comparable 2010 period. This is attributable to the 13.0 percent increase in transaction volume from $249.8 million for the nine months ended September 30, 2010 to $282.3 million during the nine month period ended September 30, 2011.

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

The following table summarizes net loan administration income (loss):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Servicing income (loss) on other consumer mortgage servicing:
Servicing fees, ancillary income and charges	$51	$555	$120	$2,948
Amortization expense – other consumer	—	(65)	—	(949)
Impairment loss – other consumer	—	(1,025)	—	(960)

Total net loan administration income (loss) – other consumer	$51	$(535)	$120	$1,039
Servicing income (loss) on residential first mortgage servicing:
Servicing fees, ancillary income and charges	$40,473	$37,645	$126,786	$111,407
Fair value adjustments	(162,804)	(78,251)	(207,598)	(231,923)
Gain on hedging activity	118,802	54,065	147,000	103,887

Total net loan (loss) administration income	(3,529)	13,459	66,188	(16,629)

Total loan administration (loss) income	$(3,478)	$12,924	$66,308	$(15,590)

(1)	Loan administration (loss) income does not reflect the impact of securities deployed as economic hedges of MSR assets. These positions, recorded as securities – trading, provided $20.4 million in gains for both the three and nine months ended September 30, 2011, respectively, compared to $10.4 million and $76.7 million in gains, respectively, for the comparable 2010 periods. These positions, which are on the balance sheet, also contributed $1.4 million and $2.5 million in interest income for the three and nine months ended September 30, 2011, respectively, as compared to $(0.3) million and $3.5 million, respectively, during the corresponding period of 2010.

Three months. Loan administration income decreased to a loss of $3.5 million for the three month period ended September 30, 2011 from income of $12.9 million for the comparable 2010 period. Servicing fees, ancillary income, and charges on our residential first mortgage servicing increased during the three months ended September 30, 2011 compared to the same period in 2010, primarily attributable to an increase in the average balance in the portfolio of loans serviced for others. Hedge performance was driven in part by the steepness of the yield curve and the resulting high level of carry on hedges as well as increased market volatility. The total unpaid principal balance of loans serviced for others was 56.8 billion at September 30, 2011, compared to $52.3 billion at September 30, 2010.

The loan administration loss of $3.5 million does not include $20.4 million of gains in mortgage-backed securities that were held as economic hedges of our MSR asset during the three months ended September 30, 2011. These gains are required to be recorded separately as gains on trading securities as a component of current period results of operations.

At September 30, 2011, we had no consumer loans serviced for others (due to the transfer of such servicing pursuant to the applicable servicing agreements) compared to $308.1 million serviced at September 30, 2010.

Nine months. Loan administration income was $66.3 million for the nine month period ended September 30, 2011 from $15.6 million net loss for the comparable 2010 period. The increase was primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance during the nine months ended September 30, 2011, compared to the same period in 2010. During the nine month periods ending September 30, 2011 and 2010, $9.2 billion and $12.3 billion, respectively, of servicing rights related to loans serviced for others were sold on a bulk basis.

Loan administration income of $66.3 million does not include $20.4 million of gains in securities that were held as economic hedges of our MSR asset during the nine months ended September 30, 2011.

Gain on trading securities

Securities classified as trading are comprised of U.S. Treasury bonds and agency securities. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

Three months. For U.S. Treasury bonds held, we recorded a gain of $20.4 million for the three month period ended September 30, 2011, all of which was related to an unrealized gain on U.S. Treasury bonds held at September 30, 2011. For the same period in 2010, we recorded a gain of $10.4 million of which $16.9 million was related to an unrealized loss on agency mortgage-backed securities held at September 30, 2010.

Nine months. For the nine month period ended September 30, 2011, we recorded a gain of $20.4 million on U.S. Treasury bonds held, all of which was related to an unrealized gain on U.S. Treasury bonds held at September 30, 2011. For the same period in 2010, we recorded a gain of $76.7 million of which $4.1 million was related to an unrealized gain on agency mortgage-backed securities held at September 30, 2010.

Loss on residual interests and transferor interests

Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses during the three and nine months ended September 30, 2011 and 2010 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. For further information on the securitizations see Note 9 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Three months. We recognized a loss of $0.2 million for the three month period ended September 30, 2011, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. We recognized a loss of $4.7 million for the three month period ended September 30, 2010, all of which was related to the reduction in the transferor’s interest related to our HELOC securitizations. At September 30, 2011, our expected liability was $2.1 million, compared to $8.0 million at September 30, 2010.

Nine months. For the nine month period ended September 30, 2011, we recognized a loss of $4.8 million, all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. For the nine month period ended September 30, 2010, we recognized a loss of $11.7 million, of which $2.1 million was related to the reduction in the residual valuation and $9.6 million was related to the reduction in the transferor’s interest related to our HELOC securitizations.

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

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net gain on loan sales	$103,858	$103,211	$193,869	$220,034
Loans sold or securitized	$6,782,795	$7,619,097	$16,974,821	$17,893,675
Net margin on loan sales	1.53%	1.35%	1.14%	1.23%

Three months. For the three month period ended September 30, 2011, net gain on loan sales increased $0.7 million to $103.9 million from $103.2 million in the comparable 2010 period. The three month period ended September 30, 2011, included the mortgage rate-lock commitments on residential first mortgages of $13.1 billion, compared to $11.0 billion in the comparable 2010 period, and the sale of $6.8 billion in loans for three month period ended September 30, 2011compared to $7.6 billion sold in the comparable 2010 period. Management believes the increase in the mortgage rate-lock commitments during the three months ended September 30, 2011, reflected the lower rate environment following an August 2011 announcement by the Federal Reserve stating an intention to maintain a low-interest rate environment until at least 2013. Following such announcement, the Company experienced a sudden and sustained increase in mortgage rate-lock commitments and a concurrent increase in overall pricing.

Nine months. Net gain on loan sales decreased to $193.9 million for the nine month period ended September 30, 2011, from $220.0 million in the comparable 2010 period. Overall mortgage rate-lock commitments for the nine month period ended September 30, 2011 were $25.1 billion, compared to $25.4 billion for the comparable 2010 period, the $379.0 decrease reflects the lower industry-wide mortgage lending for the nine months ended September 30, 2011. Management believes the overall pricing during the nine month period ended September 30, 2011 declined due to overall lower demand, compared to the same period in 2010. We sold $17.0 billion in loans, compared to $17.9 billion sold in the nine months ended September 30, 2010. We had mortgage loan origination volume of $16.4 billion in the nine months ended September 30, 2011, compared to $17.4 billion in the comparable 2010 period, and an overall decrease on sale spread (114 basis points in the nine months ended September 30, 2011, compared to 123 basis points in the comparable 2010 period).

Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans available-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans available-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to secondary market reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $26.5 million and a loss of $21.0 million for the three and nine month periods ended September 30, 2011, respectively, compared to $36.0 million and a loss of $6.4 million for the comparable 2010 periods, respectively. Lower of cost or market adjustments amounted to less than $0.1 million for both the three and nine month periods ended September 30, 2011, respectively, compared to $0.2 million and less than $0.1 million for the comparable 2010 periods, respectively. Provisions to our secondary market reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $1.8 million and $5.5 million, for the three and nine month periods ended September 30, 2011, respectively, compared to $9.3 million and $23.2 million for the comparable 2010 periods, respectively. Also included in net gain on loan sales is the initial capitalized value of our MSRs, which totaled $64.5 million and $153.4 million for the three and nine month periods ended September 30, 2011, respectively, compared to $63.9 million and $157.3 million for the comparable 2010 periods, respectively.

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

Three months. For the three month period ended September 30, 2011, we recorded a loss on sales of MSRs of $2.6 million compared to a $1.2 million loss recorded for the same period in 2010. During the three month period ended September 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $4.6 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) as to underlying mortgage loans totaling $164.7 million. During the same period in 2010, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $1.5 billion and on a servicing released basis (i.e., sold together with the sale of the underlying loans) as to underlying mortgage loans totaling $0.3 billion.

Nine months. We recorded a loss on sales of MSRs of $5.1 million for the nine month period ended September 30, 2011, compared to a loss on sales of $4.7 million for the same period in 2010. During the nine month period ended September 30, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $9.2 billion and on a servicing released sale as to underlying mortgage loans totaling $916.0 million. During the same period in 2010, we transferred the related servicing rights on our two private second mortgage loans securitizations, FSTAR 2006-1 and FSTAR 2007-1, and had amortized costs of $5.1 million and a recorded impairment of $3.8 million. During the nine month period ended September 30, 2010, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $12.3 billion and on a servicing released basis as to underlying mortgage loans totaling $1.6 billion.

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

Three months. During the three months ended September 30, 2011, there were no sales of U.S. government sponsored agency mortgage-backed securities with underlying mortgage products originated by the Bank, compared to $17.1 million resulting in $0.1 million of net loss on loan sale during the same period in 2010. During the three month periods ended September 30, 2011 and September 30, 2010, there were no sales of U.S. government sponsored agency mortgage-backed securities and non-U.S. government sponsored agency mortgage-backed securities available-for-sale, respectively.

Nine months. There were there were no sales of U.S. government sponsored agency mortgage-backed securities with underlying mortgage products originated by the Bank during the nine months ended September 30, 2011, compared to $160.5 million resulting in $0.1 million of net gain on loan sale during the same period in 2010. During the nine month period ended September 30, 2011, there were no sales of U.S. government sponsored agency mortgage-backed securities and non-U.S government sponsored agency mortgage-backed securities available-for-sale. During the nine months ended September 30, 2010, we sold $251.0 million in purchased U.S. government sponsored agency securities available-for-sale generating a net gain on sale of available-for-sale securities of $6.7 million.

Net impairment loss recognized through earnings

For the three and nine month periods ended September 30, 2011, there were $1.3 million and $16.9 million, respectively, of credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At September 30, 2011, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $50.9 million. In the three and nine month periods ended September 30, 2010, there was no additional OTTI due to credit losses on investments with existing OTTI credit losses and $3.7 million, respectively. All OTTI due to credit losses were recognized as expense in current operations. For further information on impairment losses, see Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Secondary market reserve – change in estimate

We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve – change in estimate takes into account adjustments to our previous estimates of expected losses on loans sold. These estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the secondary market reserve for current loan sales reduce our net gain on loan sales.

Three months. During the three month period ended September 30, 2011, we recorded an expense of $39.0 million for the increase in our secondary market reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which increased from the $13.0 million recorded in the comparable 2010 period. The $26.0 million increase from the three month period ended September 30, 2010, is consistent with recent industry trends, as the GSEs (a term generally used to refer collectively or singularly to Fannie Mae and Freddie Mac) continue to be more aggressive in the number of pre-2009 loans files being reviewed and their interpretation of their rights under the related representations and warranties.

Nine months. During the nine months ended September 30, 2011, we recorded expense of $80.8 million and $51.2 million relating to adjustments to our estimates in determining our secondary market reserve, for the nine months ended September 30, 2011 and 2010, respectively. The $29.6 million increase from the nine months ended September 30, 2010, was primarily due to the same reasons stated above.

Other fees and charges

Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (“FRC”), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.

Three months. During the three months ended September 30, 2011, we recorded $2.1 million in dividends on an average outstanding balance of FHLB stock of $301.7 million, as compared to $1.4 million in dividends on an average balance of FHLB stock outstanding of $373.4 million for the comparable period in 2010. During the three months ended September 30, 2011, FRC had no earned fees, compared to $0.5 million for the same period in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees.

Nine months. During the nine months ended September 30, 2011, we recorded $6.4 million in dividends on an average outstanding balance of FHLB stock of $321.4 million, as compared to $5.1 million in dividends on an average balance of FHLB stock outstanding of $373.4 million for the comparable period in 2010. During the nine months ended September 30, 2011, FRC had no earned fees, compared to $1.4 million for the same period in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees.

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

NON-INTEREST EXPENSE

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Compensation and benefits	$55,464	$48,886	$164,954	$146,077
Commissions	10,575	10,957	25,628	26,053
Occupancy and equipment	17,090	15,757	50,676	47,670
Asset resolution	34,515	44,323	95,906	119,569
Federal insurance premiums	10,665	8,522	30,180	29,209
Other taxes	660	1,964	2,193	3,660
Warrant income	(4,202)	(1,405)	(7,027)	(3,664)
General and administrative	26,569	33,612	67,058	79,815

Total	151,336	162,616	429,568	448,389
Less: capitalized direct costs of loan closings	(645)	(27)	(724)	(190)

Total, net	$150,691	$162,589	$428,844	$448,199

Efficiency ratio (1)	84.6%	82.9%	98.3%	97.1%

Efficiency ratio (credit-adjusted) (2)	53.5%	56.6%	64.4%	64.1%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.
(2)	Based on efficiency ratios as calculated, less secondary market reserve change in estimate and asset resolution expense.

Non-interest expenses before capitalization of loan administration costs totaled $151.3 million during the three month period ended September 30, 2011, compared to $162.6 million in the comparable 2010 period. Non-interest expenses totaled $429.6 million during the nine month period ended September 30, 2011, compared to $448.4million in the comparable 2010 period. The 4.2 percent decrease in non-interest expense during the nine month period ended September 30, 2011 compared to the prior year, was primarily due to a decrease in asset resolution expense, general and administrative expense and warrant income, offset by an increase in compensation and benefits.

Compensation and benefits

Three months. Compensation and benefit expense totaled $55.5 million for the three month period ended September 30, 2011, compared to $48.9 million in the comparable 2010 period. The increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees and a $2.7 million increase in incentive compensation accruals during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Nine months. For the nine month period ended September 30, 2011 compensation and benefit expense totaled $165.0 million, compared to $146.1 million in the comparable 2010 period. The 12.9 percent increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees and an $11.3 million increase in incentive compensation accruals during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 which included a $3.6 million reversal of a prior year incentive compensation accrual. Our full-time equivalent non-commissioned salaried employees increased by 71 employees from September 30, 2010 to a total of 2,993 at September 30, 2011.

Commissions

Three months. Commission expense, which is a variable cost associated with loan originations, totaled $10.6 million, equal to 15 basis points (0.15 percent) of total loan originations during the three months ended September 30, 2011, as compared to $11.0 million, equal to 14 basis points (0.14 percent) of total loan originations in the comparable 2010 period. The decrease in commissions was primarily due to the 7.0 percent decrease in loan originations for the three months ended September 30, 2011. Loan originations decreased to $7.2 billion for the three months ended September 30, 2011 from $7.6 billion for the comparable period in 2010.

Nine months. During the nine months ended September 30, 2011 commission expense totaled $25.6 million, equal to 15 basis points (0.15 percent) of total loan originations, compared to $26.1 million, equal to 15 basis points (0.15 percent) of total loan originations in the comparable 2010 period. The 1.6 percent decrease in commissions is primarily due to the 3.7 percent decrease in loan originations during the nine months ended September 30, 2011. Loan originations decreased to $16.9 billion for the nine months ended September 30, 2011 from $17.4 billion in the comparable period in 2010.

Asset resolution

Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions, and gains and losses on the sale of REO properties that we have obtained through foreclosure or other proceedings. On June 30, 2011, we implemented a reclassification in the financial reporting application of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (i.e. asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the three and nine months ended September 30, 2010, was an increase in net interest income of $10.1 million and $23.3 million, respectively, and a corresponding increase to asset resolution expense. The discussion immediately below relates to the changes in asset resolution expense on a post-reclassification basis.

Three months. Asset resolution expense decreased $9.8 million to $34.5 million for the three months ended September 30, 2011 compared to $44.3 million in the comparable period in 2010. The decrease is primarily due to a decrease in provision for REO loss, which decreased from $28.3 million to $14.0 million, a decrease of $13.0 million, net of any gain on REO and recovery of related debt which totaled $1.3 million. The $13.0 million decrease in provision for REO loss, of any gain on REO and recovery of related debt, was partially offset by an increase of $3.2 million in foreclosure and additional repurchase expenses which totaled $24.0 million for the three months ended September 30, 2011, compared to $20.8 million for the same period in 2010.

Nine months. For the nine months ended September 30, 2011, asset resolution expense decreased $23.7 million to $95.9 million compared to $119.6 million in the comparable period in 2010. The decrease was primarily due to a decrease in provision for REO loss, which decreased $38.8 million from $73.4 million to $38.6 million, net of any gain on REO and recovery of related debt which totaled $4.0 million. The $38.8 million decrease in provision for REO loss, net of any gain on REO and recovery of related debt, was partially offset by an increase of $51.1 million in foreclosure and additional repurchase expenses which totaled $66.8 million for the nine months ended September 30, 2011, compared to $51.7 million for the same period in 2010.

Federal insurance premiums

Three months. Our FDIC insurance expense was $10.7 million for the three months ended September 30, 2011, as compared to $8.5 million for the same period in 2010. The increase was largely due to an increase in our assessment base due to a change in how the assessment base used for calculating deposit insurance is now determined as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. After March 31, 2011, our assessment base for deposit insurance was calculated based on our average consolidated total assets less average tangible equity during the assessment period, as opposed to our average reported deposits.

Nine months. For the nine months ended September 30, 2011 our FDIC insurance premiums were $30.2 million, compared to $29.2 million for the same period in 2010.

Warrant income

Three months. Warrant income increased $2.8 million for the three month period ended September 30, 2011, which resulted in income of $4.2 million, compared to an income of $1.4 million during the same period in 2010.

Nine months. For the nine month period ended September 30, 2011 warrant income increased $3.3 million, which resulted in income of $7.0 million, compared to income of $3.7 million during the same period in 2010. In November of 2010, 5.5 million shares additional warrants were issued to certain investors of the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At September 30, 2011, total warrants stood at 6.9 million shares and were fair valued at $2.3 million, compared to $9.3 million at December 31, 2010. At September 30, 2010, the net total of warrants stood at 1.4 million shares and the valuation of warrants decreased to $1.4 million from $5.1 million at December 31, 2009. The overall increase in warrant income is attributable to the issuance of additional warrants, offset by the decline in market price of our common stock since September 30, 2010.

General and administrative

Three months. General and administrative expense decreased $7.0 million, to $26.6 million for the three months ended September 30, 2011 from $33.6 million, which includes the $11.9 million loss on the extinguishment of debt, for the three months ended September 30, 2010. The loss on extinguishment of debt was due to the prepayment penalty related to the early retirement of $250.0 million in FHLB advances. Excluding the 2010 loss on the extinguishment of debt, the net period over period change would be an increase of $4.8 million.

The increase was primarily due to a $4.7 million dollar increase in commercial lines of credit expense for the three months ended September 30, 2011 compared to no expense for the three months ended September 30, 2010.

Our outside consulting, audit and legal expenses increased 64.7 percent or $2.1 million from $3.2 million for the three months ended September 30, 2011 compared to $5.3 million for the three months ended September 30, 2010.

Residential loan expenses increased 61.7 percent or $1.6 million to $4.2 million for the three months ended September 30, 2011, compared to $2.6 million for the three months ended September 30, 2010. Advertising expense decreased $2.2 million from $3.4 million for the three months ended September 30, 2010 to $1.2 million for the comparable period in 2011.

Nine months. For the nine months ended September 30, 2011 general and administrative expense decreased $12.7 million, to $67.1 million from $79.8 million, which includes the $20.8 million loss on the extinguishment of debt, for the nine months ended September 30, 2010. The $20.8 million loss on the extinguishment of debt for the nine months ended September 30, 2010, was primarily due to the prepayment penalties related to the early retirement of $500.0 million in FHLB advances. Excluding the 2010 loss on the extinguishment of debt, the net period over period change would be an increase of $8.1 million.

The decrease is largely due to the $5.2 increase in commercial loan expenses which includes an increase in commercial lines of credit expense to $4.2 million for the nine months ended September 30, 2011, from $0.8 million income for the nine months ended September 30, 2010.

Residential loan expenses increased $4.0 million to $8.8 million for the nine month period ended September 30, 2011 from $4.8 million for the comparable period in 2010. The increase was largely due to a $4.7 million change in loss mitigation administrative expense from $4.2 million in income for the nine months ended September 30, 2010 to an expense of $0.5 million for the nine months ended September 30, 2011.

In addition, our outside consulting, audit and legal expenses increased 46.1 percent, an increase of $4.7 million from $10.3 million for the nine months ended September 30, 2010 to $15.0 million for the nine months ended September 30, 2011.

The overall increase in general and administrative expense was offset in part by a 12.8 percent decrease or $1.4 million decrease in loan documentation expenses of $9.8 million for the period ended September 30, 2011, compared to $11.2 million for the nine month period ended September 30, 2010.

Provision (Benefit) for Federal Income Taxes

For the three and nine month periods ended September 30, 2011, our provision (benefit) for federal income taxes as a percentage of pretax loss was 2.9 percent and 0.7 percent, respectively. For the comparable 2010 periods, we recorded no provision (benefit) for federal income taxes. For each period, the provision (benefit) for federal income taxes varies from statutory rates primarily because of an addition to our valuation allowance for net deferred tax assets.

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

In accordance with FASB ASC Topic 740, we recorded a $370.2 million valuation allowance against deferred tax assets as of September 30, 2011. See Note 13 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Analysis of Items on Statements of Financial Condition

Assets

Interest-earning deposits

Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), decreased $54.0 million to $839.5 million at September 30, 2011. The decrease compared to December 31, 2010, was primarily due to a redeployment of interest-earning deposits into loan originations. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial and specialty lending, as well as other mortgage related initiatives.

Securities classified as trading

Securities classified as trading are comprised of U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statement of Operations. At September 30, 2011 there were $312.8 million in U.S. Treasury bonds in trading, compared to $160.8 million in U.S. Treasury bonds at December 31, 2010. U.S. Treasury bonds held in trading are used as an offset against changes in the valuation of the MSR portfolio, however, these securities do not qualify as an accounting hedge as defined in U.S. GAAP. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Securities classified as available-for-sale

Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, increased to $521.3 million at September 30, 2011, from $475.2 million at December 31, 2010. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans available-for-sale

A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At September 30, 2011, we held loans available-for-sale of $2.1 billion, which was a decrease of $504.3 million from $2.6 billion held at December 31, 2010. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates, loan originations tend to decrease. The decrease in the balance of loans available-for-sale was principally attributable to the timing of loan sales. During the nine months ended September 30, 2011, the Company sold $80.3 million of non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value. For further information on our loans available-for-sale, see Note 5 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Loans repurchased with government guarantees

Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statement of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At September 30, 2011, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $108.6 million and were classified as loans available-for-sale.

At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans available-for-sale. The loans repurchased with government guarantees remained relatively stable from December 31, 2010 to September 30, 2011.

Substantially all of these loans continue to be insured or guaranteed by the FHA and the Company’s management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency, however, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes 90 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations.

Loans held-for-investment

Our largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential first mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans and leases. Loans held-for-investment increased from $6.3 billion at December 31, 2010, to $6.8 billion at September 30, 2011 primarily due to warehouse loans increasing 38.1 percent at September 30, 2011, compared to December 31, 2010, as a result of the loan origination volume. Commercial and industrial loans increased $225.2 million to $234.1 million at September 30, 2011 from $8.9 million at December 30, 2010. Commercial lease financing increased to $42.5 million as compared to December 31, 2010. Residential first mortgage loans held-for-investment increased $42.7 million to $3.8 billion, offset by decreases of $38.5 million in HELOC loans to $232.8 million and $28.3 million second mortgage loans to $146.5 million, from December 31, 2010 to September 30, 2011. For information relating to the concentration of credit of our loans held for investment, see Note 7 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplementary Data, herein.

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five quarters.

NON-PERFORMING LOANS AND ASSETS

	For the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Non-performing loans (1)	$444,887	$403,381	$368,152	$318,416	$911,372
Real estate and other non-performing assets, net (1)	113,365	110,050	178,774	179,557	229,750

Non-performing assets held-for-investment, net	558,252	513,431	546,926	497,973	1,141,122

Non-performing loans available-for-sale	3,331	5,341	6,598	94,889	—

Total non-performing assets including loans available-for-sale	$561,583	$518,773	$553,524	$592,862	$1,141,122

Ratio of non-performing assets to total assets	4.09%	4.10%	4.26%	4.35%	8.25%
Ratio of non-performing loans held for investment to loans held-for-investment (1)	6.52%	6.75%	6.39%	5.05%	12.46%
Ratio of allowance to non-performing loans held for investment	63.4%	67.9%	73.6%	86.1%	52.0%
Ratio of allowance to loans held-for-investment	4.13%	4.59%	4.70%	4.35%	6.48%
Ratio of net charge-offs to average loans held-for- investment (2)	0.46%	0.79%	0.54%	1.44%	1.48%

(1)	During the second quarter of 2011, approximately $30 million was reclassified from real estate and other non-performing assets to non- performing loans. This was related to the classifications described in Note 6 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statement and Supplemental Data, herein. Excluding this reclassification, the ratio of non-performing loans held for investment to total loans held-for-investment would have been 6.28 percent at June 30, 2011.
(2)	At December 31, 2010, net charge-off to average loans held-for-investment ratio was 6.26 percent, including the loss recorded on the non-performing loan sale.

The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Beginning balance	$156,252	$420,752	$253,934	$440,948
Additions	10,612	32,897	74,509	152,862
Returned to performing	(403)	(24,517)	(19,104)	(78,439)
Principal payments	(3,752)	(8,626)	(14,399)	(22,074)
Sales	(12,088)	(21,526)	(94,568)	(38,581)
Charge-offs, net of recoveries	(9,944)	(57,631)	(54,057)	(97,227)
Valuation write-downs	(2,250)	(14,038)	(7,888)	(30,178)

Ending balance	$138,427	$327,311	$138,427	$327,311

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

At September 30, 2011, we had $606.4 million loans held-for-investment that was determined to be delinquent. Of those delinquent loans, $444.9 million of loans were non-performing held-for-investment, of which $341.1 million, or 76.7 percent, were single-family residential first mortgage loans. At December 31, 2010, $505.6 million in loans were determined to be delinquent, of which $318.4 million of loans were non-performing, and of which $130.4 million or 41.0 percent were single-family residential first mortgage loans. At September 30, 2011, non-performing loans available-for-sale totaled $3.3 million, compared to $94.9 million at December 31, 2010. The $91.6 million decrease from December 31, 2010 to September 30, 2011 in non-performing loans available-for-sale, was primarily due to the sale of $80.3 million of non-performing residential first mortgage loans at a sale price which approximated carrying value in 2011.

Residential first mortgage loans. As of September 30, 2011, non-performing residential first mortgages increased to $341.1 million, up $221.2 million or $184.5 percent, from $119.9 million at December 31, 2010. This increase reflects the significantly lower amount of non-performing residential first mortgage loans immediately following the disposition $474 million of non-performing loans during the fourth quarter of 2010. At September 30, 2011, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.2 billion, or 56.4 percent of total residential first mortgage loans. At December 31, 2010, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.3 billion, or 61.5 percent of total residential first mortgage loans. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2010 and 2011. Net charge-offs within the residential first mortgage portfolio totaled $20.8 million for the nine months ended September 30, 2011, compared to $112.0 million for the comparable period in 2010. This reduction in net charge-offs is due to the sale or transfer to available-for-sale of substantially all of the non-performing residential first mortgages in the fourth quarter of 2010. Management expects the lower level of net charge-offs to continue for the remainder of 2011.

Commercial real estate loans. The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2010 and 2011. Non-performing commercial real estate loans have decreased to 7.3 percent of the portfolio at September 30, 2011 down from 14.1 percent as of December 31, 2010. Net charge-offs within the commercial real estate portfolio totaled $53.5 million for the nine months ended September 30, 2011 a decrease from $96.3 million for comparable period in 2010.

Troubled Debt Restructurings

Troubled debt restructures (“TDRs”) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall level of TDRs. In particular, non-performing TDRs were 37.0 percent of total non-performing loans.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. At September 30, 2011, TDRs included in non-performing loans were $164.8 million compared to $124.5 million as of December 31, 2010. Within consumer non-performing loans, residential first mortgage TDRs were 39.9 percent of residential first mortgage non-performing loans at September 30, 2011, compared to 41.0 percent at December 31, 2010. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs
	Performing	Non-performing	Total
	(Dollars in thousands)
September 30, 2011
Consumer loans (1)	$492,486	$137,942	$630,428
Commercial loans (2)	21,318	26,861	48,179

Total TDRs	$513,804	$164,803	$678,607

December 31, 2010
Consumer loans (1)	$579,611	$51,391	$631,002
Commercial loans (2)	25,488	73,144	98,632

Total TDRs	$605,099	$124,535	$729,634

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer TDR loans. The allowance for loan losses on consumer loans totaled $70.7 million and $55.4 million at September 30, 2011 and December 31, 2010, respectively.
(2)	Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $9.0 million and $23.1 million at September 30, 2011 and December 31, 2010, respectively.

Total TDRs decreased $51.0 million, or 7.0 percent, at September 30, 2011 to $678.6 million from December 31, 2010. Of this total, non-performing TDRs totaled $164.8 million, which represents approximately 37.0 percent of total non-performing loans. TDRs that have returned to performing (accrual) status are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. These TDRs decreased $91.3 million, or 15.1 percent, at September 30, 2011 to $513.8 million, compared to December 31, 2010.

All TDR classes within the consumer and commercial loan portfolios are considered re-defaulted if greater than 90 days past due. The following tables provides the number of accounts that were re-defaulted during the period and percentage of vintage re-defaulted TDR loans that were greater than 90 days past due as of six months, nine months and twelve months after the modification date.

	Six Months		Nine Months		Twelve Months
	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted	% of Vintage Re-defaulted	Number of Accounts Re-defaulted
September 30, 2011	(Dollars in thousands)
Residential first mortgage
First Quarter 2011	18.6%	18	—%	—	—%	—
Fourth Quarter 2010	12.4%	18	17.9%	26	—%	—
Third Quarter 2010	13.7%	26	16.3%	31	20.0%	38
Second Quarter 2010	9.3%	21	14.6%	33	19.9%	45
First Quarter 2010	—%	—	1.8%	3	6.7%	11
Prior to 2010	1.5%	12	2.0%	16	1.7%	14
Second mortgage
First Quarter 2011	—%	—	—%	—	—%	—
Fourth Quarter 2010	—%	—	12.5%	1	—%	—
Third Quarter 2010	—%	—	—%	—	—%	—
Second Quarter 2010	—%	—	—%	—	—%	—
First Quarter 2010	—%	—	—%	—	—%	—
Prior to 2010	1.0%	1	—%	—	1.9%	2
Commercial real estate
First Quarter 2011	20.0%	1	—%	—	—%	—
Fourth Quarter 2010	100.0%	4	25.0%	1	—%	—
Third Quarter 2010	—%	—	—%	—	—%	—
Second Quarter 2010	100.0%	1	100.0%	1	100.0%	1
First Quarter 2010	50.0%	1	50.0%	1	100.0%	2
Prior to 2010	30.0%	6	20.0%	4	25.0%	5
Total TDR loans
First Quarter 2011	17.0%	19	—%	—	—%	—
Fourth Quarter 2010	14.0%	22	17.8%	28	—%	—
Third Quarter 2010	13.3%	26	15.8%	31	19.4%	38
Second Quarter 2010	8.9%	22	13.8%	34	18.7%	46
First Quarter 2010	0.6%	1	2.2%	4	7.2%	13
Prior to 2010	2.0%	19	2.1%	20	2.2%	21

The following table sets forth information regarding delinquent loans at the dates listed. At September 30, 2011, 77.1 percent of all delinquent loans were loans in which we had a first lien position on residential real estate.

DELINQUENT LOANS HELD-FOR-INVESTMENT

Days Delinquent	September 30, 2011	December 31, 2010
	(Dollars in thousands)
30 – 59 days
Consumer loans:
Residential first mortgage	$84,788	$96,768
Second mortgage	2,400	3,587
HELOC	3,256	3,735
Other	874	939
Commercial loans:
Commercial real estate	13,658	28,245
Commercial and industrial	41	175

Total 30- 59 days delinquent	105,017	133,449
60 – 89 days
Consumer loans:
Residential first mortgage	41,127	40,821
Second mortgage	2,199	1,968
HELOC	2,604	3,783
Other	93	335
Commercial loans:
Commercial real estate	10,441	6,783
Commercial and industrial	13	55

Total 60- 89 days delinquent	56,477	53,745
Greater than 90 days
Consumer loans:
Residential first mortgage	341,081	119,903
Second mortgage	4,301	7,480
Construction	758	3,021
Warehouse lending	28	—
HELOC	5,916	6,713
Other	345	822
Commercial loans:
Commercial real estate	92,360	175,559
Commercial and industrial	98	4,918

Total greater than 90 days delinquent	444,887	318,416

Total delinquent loans	$606,381	$505,610

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans) as to which we have ceased accruing interest:

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At September 30, 2011
			As a % of	As a % of
	Investment	Non-	Loan	Non-
	Loan	Accrual	Specified	Accrual
	Portfolio	Loans	Portfolio	Loans
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,827,356	$341,081	8.9%	76.8%
Second mortgage	146,501	4,301	2.9	1.0
Construction	758	758	100.0	0.2
Warehouse lending	995,663	28	—	—
HELOC	232,796	5,916	2.5	1.3
Other consumer	73,127	332	0.5	—

Total consumer loans	5,276,201	352,416	6.7	79.3
Commercial loans:
Commercial real estate	1,268,878	91,809	7.2	20.7
Commercial and industrial	234,148	98	—	—
Commercial lease financing	42,510	—	—	—

Total commercial loans	1,545,536	91,907	5.9	20.7

Total loans	6,821,737	$444,323	6.5%	100.0%

Less allowance for loan losses	(282,000)

Total loans held-for-investment, net	$6,539,737

The following table sets forth the non-performing loans (i.e., greater than 90 days delinquent loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at September 30, 2011.

RESIDENTIAL FIRST MORTGAGE LOANS

At September 30, 2011

Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
Pre-2003	$88,758	$5,173	$93,931
2003	241,054	9,748	250,802
2004	678,476	27,076	705,552
2005	690,792	44,182	734,974
2006	334,001	42,498	376,499
2007	1,069,764	156,296	1,226,060
2008	81,486	43,768	125,254
2009	59,353	11,508	70,861
2010	25,727	832	26,559
2011	183,301	—	183,301

Total loans	$3,452,712	$341,081	3,793,793

Net deferred fees and other			33,563

Total residential first mortgage loans			$3,827,356

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Asset sale. On November 15, 2010, we sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the available-for-sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses. During the first quarter 2011, we sold $80.3 million of the $104.2 million non-performing residential first mortgage loans in the available-for-sale category at a sale price which approximated carrying value. During the second quarter 2011, we sold $68.1 million of non-performing commercial real estate assets, which resulted in a $0.6 million gain included in net gain on sale of assets. During the third quarter 2011, we sold $15.4 million of non-performing commercial real estate loans at a sale price which resulted in a $0.1 million gain included in net gain on sale of assets.

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

We perform a detailed credit quality review at least annually on large commercial loans as well as on selected other smaller balance commercial loans. Commercial and commercial real estate loans that are determined to be substandard and certain delinquent residential first mortgage loans that exceed $1.0 million are treated as impaired and are individually evaluated to determine the necessity of a reserve. Accounting standards require a reserve to be established as a component of the allowance for loan losses when it is probable all amounts due will not be collected pursuant to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent, reduced by estimated disposal costs. In estimating the fair value of collateral, we utilize outside fee-based appraisers to evaluate various factors such as occupancy and rental rates in our real estate markets and the level of obsolescence that may exist on assets acquired from commercial business loans.

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

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s loan classifications and allowances.

The allowance for loan losses was $282.0 million and $274.0 million at September 30, 2011 and December 31, 2010, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 63.4 percent from 86.1 percent at December 31, 2010. A portion of the decrease was driven by higher non-performing loan balances. In addition, a mix of the loans held-for-investment portfolio is changing to reflect a higher percentage of newly originated loans with better credit characteristics. The allowance for loan losses as a percentage of investment loans decreased to 4.13 percent as of September 30, 2011 from 4.35 percent as of December 31, 2010.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

ALLOWANCE FOR LOAN LOSSES

	At September 30, 2011
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,827,356	56.2%	$155,829	55.3%
Second mortgage	146,501	2.1	18,236	6.5
Construction	758	—	202	0.1
Warehouse lending	995,663	14.6	1,823	0.6
HELOC	232,796	3.4	14,681	5.2
Other	73,127	1.1	1,985	0.7

Total consumer loans	5,276,201	77.4	192,756	68.4
Commercial loans:
Commercial real estate	1,268,878	18.6	85,130	30.2
Commercial and industrial	234,148	3.4	3,804	1.3
Commercial lease financing	42,510	0.6	310	0.1

Total commercial loans	1,545,536	22.6	89,244	31.6

Total consumer and commercial loans	$6,821,737	100.0%	$282,000	100.0%

The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

Allowance for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments increased by $4.3 million from December 31, 2010, to $8.0 million at September 30, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.25 percent of loans at September 30, 2011, compared to 4.40 percent at December 31, 2010.

The following table shows the activity in the allowance for credit losses (include both allowance for loan losses and the reserve for unfunded commitments) during the indicated periods:

ACTIVITY WITHIN THE ALLOWANCE FOR CREDIT LOSSES

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Allowance for Loan Losses:
Balance, beginning of period	$274,000	$530,000	$274,000	$524,000
Provision charged to operations	36,690	51,399	113,383	200,978
Charge-offs	(31,259)	(109,838)	(112,643)	(257,486)
Recoveries	2,569	2,439	7,260	6,508

Balance, end of period	$282,000	$474,000	$282,000	$474,000

Reserve for Unfunded Commitments:
Balance, beginning of period	$3,300	$3,750	$3,750	$4,500
Provision charged to operations	4,700	—	4,250	(750)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Balance, end of period	$8,000	$3,750	$8,000	$3,750

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans) at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Non-performing loans	(Dollars in thousands)
Loans secured by real estate
Consumer loans:
Home loans – secured by first lien	$341,081	$119,903
Home loans – secured by second lien	4,301	7,480
Home equity lines of credit	5,916	6,713
Construction – residential	758	3,021
Warehouse lending	28	—
Commercial loans:
Commercial real estate	92,360	175,559

Total non-performing loans secured by real estate	444,444	312,676
Consumer loans:
Other consumer	345	822
Commercial loans:
Commercial and industrial	98	4,918

Total non-performing loans held in portfolio	$444,887	$318,416

In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2009 and increased substantially in 2010 and 2011. As of September 30, 2011, we had $678.6 million in restructured loans in the loans held-for-investment portfolio, of which $164.8 million were included in non-performing loans.

Accrued interest receivable

Accrued interest receivable increased from $83.9 million at December 31, 2010 to $100.4 million at September 30, 2011. Our total earning assets increased $219.2 million to $12.0 billion at September 30, 2011, compared to $11.8 billion at December 31, 2010. During the nine months ended September 30, 2011, $1.6 million of accrued interest on non-performing loans was charged off. We typically collect interest in the month following the month in which it is earned.

Repossessed assets

Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. At September 30, 2011, repossessed assets totaled $113.4 million, compared to $151.1 million at December 31, 2010. The decrease was primarily due to the $30.9 million sales of real estate owned in the commercial real estate portfolio.

Recently, increased attention has been placed in the mortgage banking industry’s documentation and review associated with foreclosure processes. We believe our foreclosure processes follow established safeguards and industry-leading practices, including review and implementation changes as required by agency, state and local guidelines. We routinely review our policies and procedures to reconfirm the foreclosure asset quality.

The following schedule provides the activity for repossessed assets during each of the past five quarters:

Net Repossessed Asset Activity

	Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Beginning balance	$110,050	$146,372	$151,085	$98,585	$198,230
Additions	21,312	16,229	24,976	17,535	55,522
Disposals	(17,997)	(52,551)	(29,689)	(65,035)	(55,167)

Ending balance	$113,365	$110,050	$146,372	$151,085	$198,585

FHLB stock

At September 30, 2011, holdings of FHLB stock decreased $35.5 million to $301.7 million from $337.2 at December 31, 2010. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater. The $35.5 million decrease was due to a repurchase of 354,535 shares, $100 par value, of excess stock by the FHLB.

Premises and equipment

Premises and equipment, net of accumulated depreciation, totaled $250.7 million at September 30, 2011, an increase of $18.5 million, or 8.0 percent from $232.2 million at December 31, 2010. Our investment in equipment increased due to technology upgrades.

Mortgage servicing rights

At September 30, 2011, MSRs included residential MSRs at fair value amounting to $437.3 million. At December 31, 2010, residential MSRs amounted to $580.3 million. During the nine months ended September 30, 2011 and 2010, we recorded additions to our residential MSRs of $153.4 million and $157.2 million, respectively, due to loan sales or securitizations. Also, during the nine months ended September 30, 2011, we reduced the amount of MSRs by $87.3 million related to bulk servicing sales, $45.3 million related to loans that paid off during the period, and a decrease of $163.8 million related to the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 10 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

The principal balance of the loans underlying our total MSRs was $56.8 billion at September 30, 2011, compared to $56.0 billion at December 31, 2010, with the increase primarily attributable to loan origination activity for 2011 partially offset by our bulk servicing sales of $9.2 billion in underlying loans.

Derivatives

During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at September 30, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 17 of the Notes to the Consolidated Financial Statements, in Item 1. Financial Statements herein.

Customer-Initiated Derivative Financial Instruments

Interest Rate Contracts (Notional Amount)
(In thousands)
Balance at January 1, 2011	$—
Additions	58,000
Maturities/amortizations	—
Terminations	—

Balance at September 30, 2011	$58,000

Liabilities

Deposits

Our deposits can be subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts increased $120.2 million, or 2.2 percent to $5.5 billion at September 30, 2011, from $5.4 billion at December 31, 2010. Saving and checking accounts totaled 35.6 percent of total retail deposits at September 30, 2011. In addition, at September 30, 2011, retail certificates of deposit totaled $3.0 billion, with an average balance of $36,900 and a weighted average cost of 1.6 percent while money market deposits totaled $556.6 million, with an average cost of 0.6 percent Overall, the retail division had an average cost of deposits of 1.1 percent at September 30, 2011 versus 1.5 percent at December 31, 2010, reflecting increases in demand, savings and money market accounts balances as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposit.

We call on local governmental agencies as another source for deposit funding. Government banking deposits increased $297.2 million, or 44.8 percent, to $961.2 million at September 30, 2011, from $664.0 million at December 31, 2010. These balances fluctuate during the year as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following nine-months. These deposits had a weighted average cost of 0.60 percent and 0.72 percent at September 30, 2011 and December 31, 2010. These deposit accounts include $327.0 million of certificates of deposit with maturities typically less than one year and $598.8 million in checking and savings accounts at September 30, 2011.

In past years, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2010 or thus far in 2011. During the nine months ended September 30, 2011 wholesale deposit accounts decreased by $264.4 million, or 29.9 percent, to $618.9 million at September 30, 2011, from $883.3 million at December 31, 2010. These deposits had a weighted average cost of 3.0 percent at both September 30, 2011 and December 31, 2010.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits decreased $22.8 million to $1.0 billion at September 30, 2011 from $1.1 billion at December 31, 2010.

We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At September 30, 2011, $832.9 million of total CDs were enrolled in the CDARS program, with $771.1 million originating from public entities and $65.5 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $149.1 million from public entities and $683.7 million from retail customers at September 30, 2011.

The composition of our deposits was as follows:

	Deposit Portfolio
	September 30, 2011			December 31, 2010
		Month	Percent		Month	Percent
		End	Of		End	Of
	Balance	Rate (1)	Balance	Balance	Rate (1)	Balance
	(Dollars in thousands)
Demand accounts	$639,681	0.19%	7.9%	$589,926	0.26%	7.4%
Savings accounts	1,317,848	0.74	16.2	1,011,512	0.90	12.7
MMDA	556,633	0.62	6.8	552,000	0.81	6.9
Certificates of deposit (2)	2,990,435	1.59	36.8	3,230,972	2.01	40.4

Total retail deposits	5,504,597	1.13	67.7	5,384,410	1.48	67.4
Demand accounts	96,647	0.45	1.2	78,611	0.37	1.0
Savings accounts	502,153	0.65	6.2	337,602	0.65	4.2
Certificates of deposit	362,393	0.66	4.5	247,763	0.94	3.1

Total government deposits (3)	961,193	0.63	11.9	663,976	0.72	8.3
National accounts	618,871	3.04	7.6	883,270	3.04	11.0
Company controlled deposits (4)	1,043,597	—	12.84	1,066,443	—	13.3

Total deposits (5)	$8,128,258	1.07%	100.0%	$7,998,099	1.40%	100.0%

(1)	This rate reflects the average rate for the deposit portfolio at the end of the noted month.
(2)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $1.9 billion and $1.7 billion at September 30, 2011 and December 31, 2010, respectively.
(3)	Government accounts include funds from municipalities and schools.
(4)	These accounts represent a portion of the investor custodial accounts and escrows controlled by the Company in connection with loans serviced for others and that have been placed on deposit with the Bank.
(5)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.4 billion and $1.2 billion at September 30, 2011 and December 31, 2010, respectively.

FHLB advances

FHLB advances decreased $110.1 million, or 3.0 percent, to $3.6 billion at September 30, 2011, from $3.7 billion at December 31, 2010. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending upon our current inventory of mortgage loans available-for-sale and the availability of lower cost funding sources such as repurchase agreements.

We restructured $1.0 billion in FHLB advances during the third quarter 2011. The effect in the overall FHLB advance portfolio was an increase in the average remaining term by 2.3 years and a decrease in the weighted average interest rate by 1.4 percent.

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

Accrued interest payable

Accrued interest payable decreased $4.5 million, or 34.8 percent, to $8.5 million at September 30, 2011 from $13.0 million at December 31, 2010. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The decrease was primarily a result of the decrease in rates on our deposit accounts. For the nine month period ended September 30, 2011, the average overall rate on our deposits decreased 93 basis points to 1.3 percent from 2.3 percent for the same period in 2010.

Secondary market reserve

We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers , including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a secondary market reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The secondary market reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our secondary market reserve. The OCC may require us to increase our secondary market reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the secondary market reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our other fees and charges. The amount of the secondary market reserve was $85.0 million at September 30, 2011 and $79.4 million at December 31, 2010.

A significant factor in the estimate of expected losses is the activity of the GSEs. The majority of our loan sales have been to GSEs and are a significant source of our current repurchased demands. These demands are concentrated in the 2006 through 2008 origination years. While we have an established history of GSE demands, this pattern has recently changed and is impacting our loss estimates. In assessing this new demand, we are also evaluating its impact on our contractual obligations and past repurchase practices. These factors make it difficult to assess the ultimate exposure and the potential for future change in estimates.

For the nine months ended September 30, 2011, we increased the reserve by $5.5 million for new loan sales and $80.8 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $80.7 million, net of recoveries for realized losses. For the nine months ended September 30, 2010, we increased the reserve by $23.2 million for new loan sales and $51.2 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $62.9 million, net of recoveries for realized losses.

Other liabilities

Other liabilities increased $169.7 million to $489.4 million at September 30, 2011, from $319.7 million at December 31, 2010. Other liabilities primarily consist of undisbursed payments, escrow accounts, forward agency and derivative liability and Ginnie Mae liability. The increase in other liabilities was primarily due to an $82.7 million increase in undisbursed payments on loans serviced for others liability from December 31, 2010 to $149.8 million at September 30, 2011. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Forward agency and derivative liability totaled $60.8 million and none at September 30, 2011 and December 31, 2010, respectively. Forward agency and loan sales derivative liability represents a measure of our derivatives at fair value. Escrow accounts totaled $34.5 million and $18.5 million at September 30, 2011 and December 31, 2010, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $108.6 million and $112.0 million at September 30, 2011 and December 30, 2010, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans available-for-sale.

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At September 30, 2011, we had outstanding rate-lock commitments to lend $6.8 billion in mortgage loans, compared to $2.3 billion at December 31, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.4 billion at both September 30, 2011 and December 31, 2010.

Capital. We had a loss of $120.8 million during the nine months ended September 30, 2011. On January 27, 2010, our stockholders, including MP Thrift exercised their rights to purchase 42.3 million shares of our common stock for approximately $300.6 million in a rights offering which expired on February 8, 2010. On March 31, 2010, we completed a registered offering of 57.5 million shares of common stock. The public offering price of the common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20.0 million shares at $5.00 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses. On May 27, 2010, our Board of Directors authorized a 1-for-10 reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. On April 1, 2010, MP Thrift converted $50 million of the 10 percent convertible trust preferred securities. On November 2, 2010, we completed a registered offering of 14,192,250 shares of our mandatorily convertible non-cumulative perpetual preferred stock which included 692,250 shares issued pursuant to the underwriter over-allotment option and a registered offering of 115,655,000 shares of our common stock. The public offering price of the convertible preferred stock and the common stock was $20.00 and $1.00 per share, respectively. Stockholders’ approved an amendment to increase the number of authorized shares of common stock from 300,000,000 shares to 700,000,000 shares, each share of convertible preferred stock was automatically converted into 20 shares of common stock, based on a conversion price of $1.00 per share of common stock. MP Thrift, participated in the registered offerings and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses).

We did not pay any cash dividends on our common stock during the nine months ended September 30, 2011 and during the year 2010. On February 19, 2008, our Board of Directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the Board of Directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. In addition, we are prohibited from increasing dividends on our common stock above $0.05 without the consent of U.S. Treasury pursuant to the terms of the TARP.

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

At September 30, 2011, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 9.31 percent for Tier 1 capital and 17.64 percent for total risk-based capital.

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

We primarily originate Agency eligible loans and therefore the majority of new loan origination is readily convertible to cash, either by selling them as part of our monthly agency sales, private party whole loan sales, or by pledging them to the FHLB and borrowing against them. We use the FHLB as our primary source for managing daily borrowing needs, which allows us to borrow or repay borrowings as daily cash needs require. We have been successful in increasing the amount of assets that qualify as eligible collateral at the FHLB and are continually working to add more. The most recent addition was a pool of commercial real estate loans that had been pledged to support our Federal Reserve Bank of Chicago discount window line of credit. While this shift does reduce our discount window line it is a positive move from an operational liquidity perspective since it increases the FHLB line which is actively used. Adding eligible collateral pools gives us added capacity and flexibility to manage our funding requirements.

The amount we can borrow, or the value we receive for the assets pledged to our liquidity providers, varies based on the amount and type of pledged collateral as well as the perceived market value of the assets and the “haircut” off the market value of the assets. That value is sensitive to the pricing and policies of our liquidity providers and can change with little or no notice.

In addition to operating expenses at a particular level of mortgage originations, our cash flows are fairly predictable and relate primarily to the funding of residential first mortgages (outflows) and then the securitization and sales of those mortgages (inflows). Our warehouse lines of credit also generate cash flows as funds are extended to correspondent relationships to close new loans. Those loans are repaid when the correspondent sells the loan. Other material cash flows relate to growing our commercial lines of business and the loans we service for others (primarily the agencies) and consist primarily of principal, interest, taxes and insurance. Those monies come in over the course of the month and are paid out based on predetermined schedules. These flows are largely a function of the size of the servicing book and the volume of refinancing activity of the loans serviced. In general, monies received in one month are paid during the following month with the exception of taxes and insurance monies that are held until such are due.

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

Borrowings. The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a resolution of our Board of Directors to apply for advances from the FHLB using our mortgage loans as collateral. We currently have an authorized line of credit equal to $7.0 billion and we may access that line to the extent we provide collateral. At September 30, 2011, we had available collateral sufficient to access $4.6 billion of the line and had $3.6 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At September 30, 2011, we had pledged commercial loans amounting to $71.2 million with a lendable value of $12.7 million. At December 31, 2010, we had pledged commercial loans amounting to $554.4 million with a lendable value of $300.8 million. At September 30, 2011, we had no borrowings outstanding against this line of credit.

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

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2011 as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The September 30, 2011 and December 31, 2010 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment exceptions, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

The analysis is based on our interest rate exposure at September 30, 2010 and December 31, 2010 and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in different interest rate outcomes are not incorporated in this analytical framework.

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

The following table presents the NPV in the stated interest rate scenarios (dollars in millions):

September 30, 2011					December 31, 2010
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$1,002	7.7%	$(117)	(10.5)%	300	$1,228	9.5%	$132	12.1%
200	1,105	8.3	(140)	(1.2)	200	1,211	9.2	116	10.6
100	1,163	8.6	44	3.9	100	1,175	8.8	80	7.3
Current	1,119	8.2	—	—	Current	1,095	8.1	—	—
(100)	958	6.9	(161)	(14.4)	-100	982	7.2	(113)	(10.3)

The September 30, 2011 risk profile did not change significantly as compared to the risk profile at December 31, 2010. Our balance sheet is asset sensitive, suggesting that a rising interest rate environment would have a positive effect on the valuation and on our net interest income. The positive effect generally arises because the amount of assets that would be expected to re-price in the near term would exceed the amount of liabilities that could similarly re-price over the same time period because such liabilities may have longer maturities or re-pricing terms.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. A review and evaluation was performed by our principal executive and financial officers regarding the effectiveness of our disclosure controls and procedures as of September 30, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based on that review and evaluation, the principal executive and financial officers have concluded that our current disclosure controls and procedures, as designed and implemented, are operating effectively.

(b) Changes in Internal Controls. During the quarter ended September 30, 2011, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except the following risk factors that update and supplement the risk factors in that report.

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

On August 18, 2011, we were notified by the NYSE that we did not satisfy one of the NYSE’s standards for continued listing applicable to our common stock. The NYSE noted specifically that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock was less than $1.00 per share over a consecutive 30-trading-day period. Under the NYSE’s rules, in order to cure the deficiency for this continued listing standard, our common stock share price and the average share price over a consecutive 30-trading-day period both must exceed $1.00 within six months following receipt of the non-compliance notice. The delisting of our common stock may significantly affect the ability of investors to trade our shares and negatively affect the value and liquidity of our common stock. The delisting may have other negative results, including the potential loss of confidence by employees and the loss of institutional investor interest in our common stock and our ability to execute on our business plan. We have not yet determined the specific action or response to take in response to the NYSE’s notice. During the cure period and subject to compliance with NYSE’s other continued listing standards, we believe that our common stock will continue to be listed on the NYSE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

The Company made no sales of unregistered securities during the quarter ended September 30, 2011.

Issuer Purchases of Equity Securities

The Company made no purchases of its equity securities during the quarter ended September 30, 2011.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated July 26, 2011, by and among the Company, Flagstar Bank, FSB, and PNC Bank, N.A., part of The PNC Financial Services Group, Inc., as amended by the parties on September 12, 2011 and October 27, 2011

2.2	Purchase and Assumption Agreement, dated August 15, 2011, by and among the Company, Flagstar Bank, FSB, and First Financial Bank, N.A., as amended by the parties on November 4, 2011

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLAGSTAR BANCORP, INC.
Registrant

Date: November 9, 2011	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul D. Borja
Paul D. Borja
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Purchase and Assumption Agreement, dated July 26, 2011, by and among the Company, Flagstar Bank, FSB, and PNC Bank, N.A., part of The PNC Financial Services Group, Inc., as amended by the parties on September 12, 2011 and October 27, 2011

2.2	Purchase and Assumption Agreement, dated August 15, 2011, by and among the Company, Flagstar Bank, FSB, and First Financial Bank, N.A., as amended by the parties on November 4, 2011

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification, as furnished by the Chief Executive Officer

32.2	Section 906 Certification, as furnished by the Chief Financial Officer

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.