Form 10-K
period 2011-12-31
FLAGSTAR BANCORP INC
filed 2012-03-20
CIK 1033012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16577

FLAGSTAR BANCORP, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3150651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5151 Corporate Drive, Troy, Michigan	48098-2639
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 312-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer	☒	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes        No  ☒

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($1.19 per share) as reported on the New York Stock Exchange on June 30, 2011, was approximately $233.2 million. The registrant does not have any non-voting common equity shares.

As of March 15, 2012, 556,963,536 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders have been incorporated into Part III of this Report on Form 10-K.

2

FORWARD — LOOKING STATEMENTS

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

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such a difference include:

(1)	Volatile interest rates that impact, amongst other things, (i) the mortgage banking business, (ii) our ability to originate loans and sell assets at a profit, (iii) prepayment speeds and (iv) our cost of funds, could adversely affect earnings, growth opportunities and our ability to pay dividends to stockholders;

(2)	Competitive factors for loans could negatively impact gain on loan sale margins;

(3)	Competition from banking and non-banking companies for deposits and loans can affect our growth opportunities, earnings, gain on sale margins, market share and ability to transform business model;

(4)	Changes in the regulation of financial services companies and government-sponsored housing enterprises, and in particular, declines in the liquidity of the residential mortgage loan secondary market, could adversely affect our business;

(5)	Changes in regulatory capital requirements or an inability to achieve or maintain desired capital ratios could adversely affect our growth and earnings opportunities and our ability to originate certain types of loans, as well as our ability to sell certain types of assets for fair market value or to transform our business model;

(6)	General business and economic conditions, including unemployment rates, movements in interest rates, the slope of the yield curve, any increase in mortgage fraud and other related criminal activity and the further decline of asset values in certain geographic markets, may significantly affect our business activities, loan losses, reserves, earnings and business prospects;

(7)	Factors concerning the implementation of proposed refinements and transformation of our business model could result in slower implementation times than we anticipate and negate any competitive advantage that we may enjoy;

(8)	Actions of mortgage loan purchasers, guarantors and insurers regarding repurchases and indemnity demands and uncertainty related to foreclosure procedures could adversely affect our business activities and earnings;

(9)	The Dodd-Frank Wall Street Reform and Consumer Protection Act has resulted in the elimination of the Office of Thrift Supervision, tightening of capital standards, and the creation of a new Consumer Financial Protection Bureau (“CFPB”) and has resulted, or will result, in new laws, regulations and regulatory supervisors that are expected to increase our costs of operations. In addition, the change to the Office of the Comptroller of the Currency (“OCC”) as our primary federal regulator may result in interpretations affecting our operations different than those of the Office of Thrift Supervision (“OTS”);

(10)	Both the volume and the nature of consumer actions and other forms of litigation against financial institutions have increased and to the extent that such actions are brought against us or threatened, the cost of defending such suits as well as potential exposure could increase our costs of operations;

(11)	Our compliance with the terms and conditions of the agreement with the U.S. Department of Justice, the impact of performance and enforcement of commitments under, and provisions contained in the agreement, and our accuracy and ability to estimate the financial impact of that agreement, including the fair value of the future payments required, could accelerate our litigation settlement expenses relating thereto;

(12)	The downgrade by Standards & Poor’s of the long-term credit rating of the U.S. could materially affect global and domestic financial markets and economic conditions, which may affect our business activities, financial condition, and liquidity; and

(13)	If we do not regain compliance with the New York Stock Exchange (“NYSE”) continued listing requirements, our common stock may be delisted from the NYSE.

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond our control. New factors emerge from time to time, and it is not possible for our management to predict all such factors or to assess the effect of each such factor on our business.

Please also refer to Item 1A to Part I of this Annual Report on Form 10-K, which is incorporated by reference herein, for further information on these and other factors affecting us.

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

General

We are a Michigan-based savings and loan holding company founded in 1993. Our business is primarily conducted through our principal subsidiary, the Bank, a federally chartered stock savings bank. At December 31, 2011, our total assets were $13.6 billion, making us the largest publicly held savings bank in the Midwest and one of the top 15 largest savings banks in the United States. We are considered a controlled company for New York Stock Exchange (“NYSE”) purposes because MP Thrift Investments, L.P. (“MP Thrift”) held approximately 64.1 percent of our common stock as of December 31, 2011.

As a savings and loan holding company, we are subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve (the “Federal Reserve”). The Bank is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC,”) and the Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Bank is also subject to the rule-making supervision and examination authority of the Consumer Financial Protection Bureau (the “CFPB”), which is responsible for the principal federal consumer protection laws. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis.

We operate 113 banking centers (of which 17 are located in retail stores), all located in Michigan. During the fourth quarter 2011, we completed the sale or lease of 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”), and 22 banking centers in Indiana to First Financial Bank, N.A. (“First Financial”). Of the 113 banking centers, 66 facilities are owned and 47 facilities are leased. Through our banking centers, we gather deposits and offer a line of consumer and commercial financial products and services to individuals and businesses. We also gather deposits on a nationwide basis through our internet banking group, and provide deposit and cash management services to governmental units on a relationship basis. We leverage our banking centers and internet banking to cross-sell products to existing customers and increase our customer base. At December 31, 2011, we had a total of $7.7 billion in deposits, including $5.5 billion in retail deposits, $0.7 billion in government funds, $0.4 billion in wholesale deposits and $1.1 billion in company-controlled deposits.

We also operate 27 loan origination centers located in 13 states, which originate one-to-four family residential first mortgage loans as part of our retail home lending business. These offices employ approximately 161 loan officers. We also originate retail loans through referrals from our 113 retail banking centers, consumer direct call center and our website, flagstar.com. Additionally, we have wholesale relationships with over 1,900 mortgage brokers and approximately 1,240 correspondents, which are located in all 50 states and serviced by 136 account executives. The combination of our retail, broker and correspondent channels gives us broad access to customers across diverse geographies to originate, fulfill, sell and service our residential first mortgage loan products. Our servicing activities primarily include collecting cash for principal, interest and escrow payments from borrowers, and accounting for and remitting principal and interest payments to investors and escrow payments to third parties.

Lastly, we operate a total of four commercial banking offices in Massachusetts, Connecticut, and Rhode Island, which were opened in 2011 as part of the Bank’s plan to transform into a full-service and diversified super community bank. We believe that expanding our commercial banking division, and extending commercial lending to the New England region, will allow us to leverage our retail banking franchise, and that the commercial lending businesses will complement existing operations and contribute to the establishment of a diversified mix of revenue streams.

Our revenues include net interest income from our retail and commercial banking activities, fee-based income from services we provide customers, and non-interest income from sales of residential first mortgage loans to the secondary market, the servicing of loans for others, and the sale of servicing rights related to mortgage loans serviced for others. Approximately 97.4 percent of our total loan originations during the year ended December 31, 2011 represented mortgage loans that were collateralized by residential first mortgages on single-family residences and were eligible for sale through U.S. government-sponsored entities, or GSEs (a term generally used to refer collectively or singularly to Fannie Mae and Freddie Mac) and Ginnie Mae.

At December 31, 2011, we had 3,136 full-time equivalent salaried employees of which 297 were account executives and loan officers.

Recent Developments

Deferral of Dividend and Interest Payments

On January 27, 2012, we provided notice to the U.S. Treasury exercising our contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, we may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, we also exercised our contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, we may defer interest payments for up to 20 consecutive quarters without default or penalty. We believe in prudent capital stewardship and will refrain from making further payments until our financial condition improves. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of our supervisory agreement with the Federal Reserve (as successor in interest to the Office of Thrift Supervision) dated January 27, 2010 (the “Bancorp Supervisory Agreement”).

Agreement with U.S. Department of Justice

On February 24, 2012, we announced that we had entered into an agreement (the “DOJ Agreement”) with the U.S. Department of Justice (“DOJ”) relating to certain underwriting practices associated with loans insured by the Federal Housing Administration (“FHA”) of the Department of Housing and Urban Development (“HUD”). We entered into the DOJ Agreement pursuant to which we agreed to comply with all applicable HUD and FHA rules related to our continued participation in the direct endorsement lender program, made an initial payment of $15.0 million, and complete a monitoring period by an independent third party chosen by us and approved by HUD. In addition, we are obligated only upon the occurrence of certain future events (as further described below) to make payments of approximately $118.0 million (the “Additional Payments.”) The Additional Payments will occur if and only if each of the following events happen: we generate positive income for a sustained period, such that part or all of our Deferred Tax Asset (“DTA”), which has been offset by a valuation allowance (the “DTA Valuation Allowance”), is more likely than not to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), we are able to include capital derived from the reversal of the DTA Valuation Allowance in our Tier 1 capital, and our obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP Capital Purchase Program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional

Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until our call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio, after excluding any un-extinguished portion of the TARP preferred stock, of 11 percent (or higher ratio if required by regulators).

Based on analysis of the DOJ agreement, we recorded a liability of $33.3 million, which includes $18.3 million representing the estimated fair value of the $118.0 million Additional Payments, or $(0.06) per share in net loss applicable to common shareholders, recorded in non-interest expense in general and administrative expenses for the year ended December 31, 2011. Future changes in the fair value of the Additional Payments will affect earnings each quarter. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for the key assumptions used in valuing the litigation settlement.

Business and Strategy

We, as with the rest of the mortgage industry and most other lenders, were negatively affected in recent years by increased credit losses from the prolonged and unprecedented economic recession. Financial institutions continued to experience significant declines in the value of collateral for real estate loans and heightened credit losses, resulting in record levels of non-performing assets, charge-offs, foreclosures and losses on disposition of the underlying assets. Moreover, liquidity in the debt markets remained low throughout 2011 and 2010, further contributing to the decline in asset prices due to the low level of purchasing activity in the marketplace. Financial institutions also face heightened levels of scrutiny and capital and liquidity requirements from regulators.

We believe that despite the increased scrutiny and heightened capital and liquidity requirements, regulated financial institutions should benefit from reduced competition from unregulated entities that lack the access to and breadth of significant funding sources as well as the capital to meet the financing needs of their customers. We further believe that the business model of banking has changed and that full-service and diversified super community banking organizations will be well suited to take advantage of the changing market conditions.

We believe that our management team has the necessary experience to appropriately manage through the credit and operational issues that are presented in today’s challenging markets. We believe that expanding our commercial banking division, and extending commercial lending to the New England region will allow us to leverage our retail banking franchise, and that the commercial lending businesses will complement existing operations and contribute to the establishment of a diversified mix of revenue streams.

We intend to continue to seek ways to maximize the value of our mortgage business while limiting risk, with a critical focus on expense management, improving asset quality while minimizing credit losses, increasing profitability, and preserving capital. We expect to pursue opportunities to build our core deposit base through our existing branch banking structure and to serve the credit and non-credit needs of the business customers in our markets, as we diversify our businesses and risk through executing our business plan and transitioning to a full-service and diversified super community banking model.

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through the banking operation. Financial information regarding the two operating segments is set forth in Note 31 of the Notes to Consolidated Financial Statements, in Item 8. Financial

Statements and Supplementary Data, herein. A more detailed discussion of the two operating segments is set forth below.

Banking Operation

Our deposit-related banking operation is composed of two delivery channels: Retail Banking and Government Banking.

•

Retail Banking consisted of 113 banking centers located throughout Michigan at December 31, 2011. During the fourth quarter 2011, we completed the sale or lease of the 27 banking centers in Georgia to PNC and 22 banking centers in Indiana to First Financial.

•

Government Banking is engaged in providing deposit and cash management services to governmental units on a relationship basis throughout Michigan and deposit services to governmental units throughout Georgia.

In addition to deposits, our banking operation may borrow funds by obtaining advances from the FHLB or other federally backed institutions or by entering into repurchase agreements with correspondent banks using investments as collateral.

Our banking operation may invest these funds in a variety of consumer and commercial loan products. Commercial and industrial loans, direct financing leases and various other financial products are available to small and middle market business, as well as large corporate borrowers.

Our retail strategy revolves around two major initiatives: improving cross sale ratios with existing customers and acquiring new customers.

To improve cross sale ratios with existing customers, 10 primary products have been identified as key products on which to focus our sales efforts. These products produce incremental relationship profitability and improve customer retention. Key products include mortgage loans, bill pay (with online banking), debit and credit cards, money market demand accounts, checking accounts, savings accounts, certificates of deposit, lines of credit, consumer loans and investment products. At December 31, 2011, our cross sale ratios using this product set was 3.3 for the banking operation. We continue to formulate and implement strategies to further improve our cross sale ratios.

•

To enhance new customers and cross sale ratios, we have performed customer segmentation analyses to identify the consumer profiles that best match our product and service platform. After determining the propensity of each customer to purchase specific products offerings, we then market to those customers with a targeted approach. This includes offering banking products to mortgage customers, including those mortgage customers who reside within the Retail Banking delivery channel footprint and have a loan that we service. During 2011, we introduced a new suite of personal deposit products, complemented by a full line of services which include enhanced online banking with purchase rewards, programs associated with managing customer finances, and mobile banking applications which allow customers to always be connected.

•

A major initiative to assist in the cross sale ratio improvement and new customer acquisition was the introduction in 2010 of lending products to the Retail Banking delivery channel. Previously, no lending products were offered directly by banking centers. In 2011, we reintroduced the home equity lines of credit for origination in its banking centers. In addition, we began to offer Flagstar-branded Visa credit cards for both personal and business customers. The ability to offer lending products to retail customers is essential to relationship profitability and customer retention. We now offer a wide range of lending products directly through banking centers, including mortgages, various consumer loans and business loans.

The banking operation plans to acquire high quality deposits through the following strategic initiatives:

•	Growing core deposits;

•	Pricing deposits in a disciplined manner;

•	Growing checking accounts to enhance both fee income and cross sell potential into other financial products;

•	Maintaining best in class customer service to enhance retention and increase word of mouth customer referrals;

•	Leveraging technology to enhance customer acquisition and retention:

•	Provide a comprehensive online banking platform (consumer and business) to improve retention;

•	Increase percentage of customers using online banking; and

•	Increase percentage of online banking customers using bill pay and direct deposit;

•	Utilize website analytics to understand customer web traffic and keep the website updated with fresh content; and

•	Establish improved mobile banking and social networking platforms to enhance customer acquisition and retention; and

•	Optimizing key internet banking ratios through website improvements, active site traffic monitoring and on line application usability.

In addition to improving the effective use of our banking centers, we expect to opportunistically expand our banking centers network.

Our government banking strategy is focused on growing existing relationships through leveraging customer service levels and on expanding our customer base in Michigan and Georgia.

Home Lending Operation

Our home lending operation originates, acquires, sells and services one-to-four family residential first mortgage loans. The origination or acquisition of residential first mortgage loans constitutes our most significant lending activity. At December 31, 2011, approximately 31.5 percent of interest-earning assets were held in residential first mortgage loans on single-family residences.

During 2011 and continuing into 2012, we were one of the country’s leading mortgage loan originators. Three production channels were utilized to originate or acquire mortgage loans — Retail, Broker and Correspondent. Each production channel produces similar mortgage loan products and applies the same underwriting standards. We expect to continue to leverage technology to streamline the mortgage origination process and bring service and convenience to brokers and correspondents. Eight sales support offices were maintained that assist brokers and correspondents nationwide. We also continue to make increasing use of the Internet as a tool to facilitate the mortgage loan origination process through each of our production channels. Brokers, correspondents and retail home loan centers are able to register and lock loans, check the status of in-process inventory, deliver documents in electronic format, generate closing documents, and request funds through the Internet. Virtually all mortgage loans that closed in 2011 used the Internet in the completion of the mortgage origination or acquisition process.

•

Retail.  In a retail transaction, loans are originated through a nationwide network of stand-alone home loan centers, as well as referrals from our retail banking centers and the national call center. When loans are originated on a retail basis, the origination documentation is completed inclusive of customer disclosures and other aspects of the lending process and funding of the transaction is completed internally. At December 31, 2011, we maintained 27 loan origination centers. At the same time, our centralized loan processing gained efficiencies and allowed lending staff to focus on originations. For the year ended December 31, 2011, we closed $1.8 billion of loans utilizing this origination channel, which equaled 6.7 percent of total originations, as compared to $2.0 billion or 7.5 percent of total originations during 2010 and $4.0 billion or 11.9 percent of total originations during 2009.

•

Broker.  In a broker transaction, an unaffiliated bank or mortgage brokerage company completes the loan paperwork, but the loans are underwritten on a loan-level basis to our underwriting standards and we supply the funding for the loan at closing (also known as “table funding”) thereby becoming the lender of record. Currently, we have active broker relationships with over 1,900 mortgage brokerage companies located in all 50 states. For the year ended December 31, 2011, we closed loans totaling $7.9 billion utilizing this origination channel, which equaled 29.4 percent of total originations, as compared to $9.1 billion or 34.2 percent during 2010 and to $13.8 billion or 43.1 percent during 2009.

•

Correspondent.  In a correspondent transaction, an unaffiliated mortgage company completes the loan paperwork and also supplies the funding for the loan at closing. After the mortgage company has funded the transaction, the loan is acquired, usually by us paying the mortgage company a market price for the loan. We do not acquire loans in “bulk” amounts from correspondents but rather we acquire each loan on a loan-level basis and each loan is required to be originated to our underwriting guidelines. We have active correspondent relationships with approximately 1,240 companies, including banks and mortgage companies, located in all 50 states. Over the years, we have developed a competitive advantage as a warehouse lender, wherein lines of credit to mortgage companies are provided to fund loans. We believe warehouse lending is not only a profitable, stand-alone business for us, but also provides valuable synergies within our correspondent channel. We believe that offering warehouse lines has provided a competitive advantage in the small to midsize correspondent channel and has helped grow and build the correspondent business in a profitable manner. For example, for the year ended December 31, 2011, warehouse lines funded over 70 percent of the loans in our correspondent channel. We plan to continue to leverage warehouse lending as a customer retention and acquisition tool throughout 2012. For the year ended December 31, 2011, we closed loans totaling $16.9 billion utilizing the correspondent origination channel, which equaled 63.9 percent of total originations, compared to $15.5 billion or 58.4 percent originated during 2010 and $14.5 billion or 45.0 percent originated during 2009.

Underwriting.  In past years, we originated a wide variety of residential mortgage loans, both for sale and for our own portfolio.

During the year ended December 31, 2011, we primarily originated residential first mortgage loans for sale that conformed to the respective underwriting guidelines established by Fannie Mae, Freddie Mac and Ginnie Mae (each “an Agency” or collectively “the Agencies”). The increase in the held-for-investment loan portfolio was driven by our jumbo loan program offering in the third quarter 2011. The program has credit parameters, including maximum loan-to-value (“LTV”) of 80 percent and a minimum FICO of 700, with a maximum loan limit of $2.0 million.

Residential First Mortgage Loans.  At December 31, 2011, most of our held-for-investment residential first mortgage loans represented loans that were originated in 2008 or prior years with underwriting criteria that varied by product and with the standards in place at the time of origination.

Set forth below is a table describing the characteristics of the residential first mortgage loans in our held-for-investment portfolio at December 31, 2011, by year of origination (also referred to as the “vintage year”, or “vintage”).

Year of Origination	2008 and Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$3,409,935	$67,572	$21,000	$227,623	$3,726,130
Average note rate	4.52%	5.21%	4.99%	4.09%	4.51%
Average original FICO score	715	699	717	766	717
Average original loan-to-value ratio	75.3%	84.5%	78.9%	66.6%	74.9%
Housing Price Index LTV, as recalculated(2)	93.3%	91.9%	83.8%	65.6%	91.5%
Underwritten with low or stated income documentation	38.0%	2.0%	—%	—%	35.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The housing price index (“HPI”) LTV is updated from the original LTV based on Metropolitan Statistical Area-level Office of Federal Housing Enterprise Oversight (“OFHEO”) data as of September 30, 2011.

Residential first mortgage loans are underwritten on a loan-by-loan basis rather than on a pool basis. Generally, residential first mortgage loans produced through our production channels in held-for-investment loan portfolio are reviewed by one of our in-house loan underwriters or by a contract underwriter. In all cases, loans must be underwritten to our underwriting standards.

Our criteria for underwriting generally includes, but are not limited to, full documentation of borrower income and other relevant financial information, fully indexed rate consideration for variable loans, and for agency loans, the specific agency’s eligible loan-to-value ratios with full appraisals when required. Variances from any of these standards are permitted only to the extent allowable under the specific program requirements. These included the ability to originate loans with less than full documentation and variable rate loans with an initial interest rate less than the fully indexed rate. Mortgage loans are collateralized by a first or second mortgage on a one-to-four family residential property.

In general, for loans in the portfolio originated in years 2008 and prior, loan balances under $1,000,000 required a valid agency automated underwriting system (“AUS”) response for approval consideration. Documentation and ratio guidelines are driven by the AUS response. A FICO credit score for the borrower is required and a full appraisal of the underlying property that would serve as collateral is obtained.

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

We believe that our underwriting process, which relies on the electronic submission of data and images and is based on an award-winning imaging workflow process, allows for underwriting at a higher level of accuracy and with more timeliness than exists with processes which rely on paper submissions. We also provide our underwriters with integrated quality control tools, such as automated valuation models (“AVMs”), multiple fraud detection engines and the ability to electronically submit IRS Form 4506s to ensure underwriters have the information that they need to make informed decisions. The process begins with the submission of an electronic application and an initial determination of eligibility. The application and required documents are then uploaded to our corporate underwriting department and all documents are identified by optical character recognition or our underwriting staff. The underwriter is responsible for checking the data integrity and reviewing credit. The file is then reviewed in accordance with the applicable guidelines established by us for the particular product. Quality control checks are performed by the underwriting department using the tools outlined above, as necessary, and a decision is then made and communicated to the prospective borrower.

The following table identifies our held-for-investment mortgages by major category, at December 31, 2011. Loans categorized as subprime were initially originated for sale and comprised only 0.1 percent of the portfolio of first liens.

	Unpaid Principal Balance(1)	Average Note Rate	Average Original FICO Score	Average Original Loan-to- Value Ratio		Weighted Average Maturity	Housing Price Index LTV, as Recalculated(2)
	(Dollars in thousands)
First mortgage loans:
Amortizing:
3/1 ARM	$155,902	3.38%	685	73.4%		270	86.3%
5/1 ARM	515,230	3.78%	728	65.7%		299	75.2%
7/1 ARM	48,582	4.64%	742	67.9%		319	77.1%
Other ARM	66,831	3.42%	671	72.2%		267	84.9%
Other amortizing	1,187,667	5.21%	709	75.0%		284	94.1%
Interest only:
3/1 ARM	219,463	3.55%	723	74.0%		276	90.9%
5/1 ARM	961,630	3.91%	724	73.5%		287	91.2%
7/1 ARM	88,347	6.00%	731	73.3%		311	103.9%
Other ARM	45,371	3.48%	723	74.7%		279	97.9%
Other interest only	342,264	5.76%	724	75.8%		314	104.1%
Option ARMs	93,859	5.22%	720	78.8%		321	113.3%
Subprime(3)
3/1 ARM	50	10.30%	685	91.7%		286	74.3%
Other ARM	509	8.62%	599	137.6%		302	107.4%
Other subprime	425	8.71%	531	71.7%		300	76.6%

Total residential first mortgage loans	3,726,130	4.51%	717	73.2%		290	91.5%
Second mortgage loans	138,883	8.24%	734	18.4	%(4)	133	24.0	%(5)
HELOC loans	212,248	5.24%	733	21.7	%(4)	50	28.3	%(5)

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

(3)	Subprime loans are defined as the FDIC’s assessment regulations definitions for subprime loans, which includes loans with FICO scores below 620 or similar characteristics.

(4)	Reflects LTV because these are second liens.

(5)	Does not reflect any first mortgages that may be outstanding. Instead, incorporates current loan balance as a portion of current HPI value.

The following table sets forth characteristics of those loans in our held-for-investment mortgage portfolio as of December 31, 2011 that were originated with less documentation than is currently required. Loans as to which underwriting information was accepted from a borrower without validating that particular item of information are referred to as “low doc” or “stated.” Substantially all of those loans were underwritten with verification of employment but with the related job income or personal assets, or both, stated by the borrower without verification of actual amount. Those loans may have additional elements of risk because information provided by the borrower in connection with the loan was limited. Loans as to which underwriting information was supported by third party documentation or procedures are referred to as “full doc,” and the information therein is referred to as “verified.” Also set forth are different types of loans that may have a higher risk of non-collection than other loans.

	Low Doc
	% of Held-for-Investment Portfolio	Unpaid Principal Balance(1)
	(Dollars in thousands)
Characteristics:
SISA (stated income, stated asset)	1.59%	$111,487
SIVA (stated income, verified assets)	11.25%	787,536
High LTV (i.e., at or above 95% at origination)	0.10%	6,969
Second lien products (HELOCs, second mortgages)	1.48%	103,864
Loan types:
Option ARM loans	0.87%	60,673
Interest-only loans	9.15%	640,126
Subprime	0.01%	354

(1)	Unpaid principal balance does not include premiums or discounts.

Adjustable Rate Mortgages.  Adjustable rate mortgage (“ARM”) loans held-for-investment were originated using Fannie Mae and Freddie Mac guidelines as a base framework, and the debt-to-income ratio guidelines and documentation typically followed the AUS guidelines. Our underwriting guidelines were designed with the intent to minimize layered risk. The maximum ratios allowable for purposes of both the LTV ratio and the combined loan-to-value (“CLTV”) ratio, which includes second mortgages on the same collateral, was 100 percent, but subordinate (i.e., second mortgage) financing was not allowed over a 90 percent LTV ratio. At a 100 percent LTV ratio with private mortgage insurance, the minimum acceptable FICO score, or the “floor,” was 700, and at lower LTV ratio levels, the FICO floor was 620. All occupancy and specific-purpose loan types were allowed at lower LTVs. At times ARMs were underwritten at an initial rate, also known as the “start rate,” that was lower than the fully indexed rate but only for loans with lower LTV ratios and higher FICO scores. Other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, or at the note rate plus two percentage points if the initial fixed rate term was six months to one year.

ARM loans were not consistently underwritten to the fully indexed rate until the Interagency Guidance on Non-traditional Mortgage Products was issued by the U.S. bank regulatory agencies in 2006. Teaser rates (i.e., in which the initial rate on the loan was discounted from the otherwise applicable fully indexed rate) were only offered for the first three months of the loan term, and then only on a portion of ARMs that had the negative amortization payment option available and home equity lines of credit (“HELOCs”). Due to the seasoning of our portfolio, all borrowers have adjusted out of their teaser rates at this time.

Option ARMs, which comprised 2.5 percent of the first mortgage portfolio as of December 31, 2011, are adjustable rate mortgage loans that permitted a borrower to select one of three monthly payment options when the loan was first originated: (i) a principal and interest payment that would fully repay the loan over its stated term, (ii) an interest-only payment that would require the borrower to pay only the interest due each month but would have a period (usually 10 years) after which the entire amount of the loan would need to be repaid (i.e., a balloon payment) or refinanced, and (iii) a minimum payment amount selected by the borrower and which might exclude principal and some interest, with the unpaid interest added to the balance of the loan (i.e., a process known as “negative amortization”).

As of 2009, we no longer originate option ARM loans. Option ARMs were originated with maximum LTV and CLTV ratios of 95 percent; however, subordinate financing was only allowed for LTVs of 80 percent or less. At higher LTV/CLTV ratios, the FICO floor was 680, and at lower LTV ratios the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. The negative amortization cap, i.e., the sum of a loan’s initial principal balance plus any deferred interest payments divided by the original principal balance of the loan, was generally 115 percent, except that the cap in New York was 110 percent. In addition, for the first five years, when the new monthly payment due is calculated every twelve months, the monthly payment amount could not increase more than 7.5 percent from year to year. By 2007, option ARMs were underwritten at the fully indexed rate rather than at a start rate. At December 31, 2011, we had $93.9 million of option ARM loans in our held-for-investment loan portfolio, and the amount of negative amortization reflected in the loan balances for the year ended December 31, 2011 was $7.8 million. The maximum balance that all option ARMs could reach cumulatively is $125.2 million.

Set forth below is a table describing the characteristics of our ARM loans in our held-for-investment mortgage portfolio at December 31, 2011, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$2,039,889	$10,675	$8,168	$137,042	$2,195,774
Average note rate	3.95%	5.12%	4.42%	3.59%	3.94%
Average original FICO score	718	693	731	767	721
Average original loan-to-value ratio	75.1%	82.7%	77.7%	67.1%	74.6%
Housing Price Index LTV, as recalculated(2)	89.6%	94.9%	82.3%	65.9%	88.2%
Underwritten with low or stated income documentation	34.0%	10.0%	—%	—%	32.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

Set forth below is a table describing specific characteristics of option ARMs in our held-for-investment mortgage portfolio at December 31, 2011, which were originated in 2008 or prior.

Year of Origination	2008 and Prior
(Dollars in thousands)
Unpaid principal balance(1)	$93,859
Average note rate	5.22%
Average original FICO score	720
Average original loan-to-value ratio	72.0%
Average original combined loan-to-value ratio	80.6%
Housing Price Index LTV, as recalculated(2)	113.3%
Underwritten with low or stated income documentation	$60,673
Total principal balance with any accumulated negative amortization	$82,536
Percentage of total ARMS with any accumulated negative amortization	4.05%
Amount of net negative amortization (i.e., deferred interest) accumulated as interest income during the year ended December 31, 2011	$7,847

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

Set forth below are the amounts of interest income arising from the net negative amortization portion of loans and recognized during the years ended December 31.

	Unpaid Principal Balance of Loans in Negative Amortization At Year-End(1)	Amount of Net Negative Amortization Accumulated as Interest Income During Period
	(Dollars in thousands)
2011	$82,536	$7,847
2010	$93,550	$16,219
2009	$258,231	$14,787

(1)	Unpaid principal balance does not include premiums or discounts.

Set forth below are the frequencies at which the ARM loans outstanding at December 31, 2011, will reprice.

Reset frequency	# of Loans	Balance	% of the Total
	(Dollars in thousands)
Monthly	123	$27,742	1.3%
Semi-annually	4,246	1,424,249	64.7%
Annually	3,350	558,551	25.4%
No reset — non-performing loans	563	190,720	8.6%

Total	8,282	$2,201,262	100.0%

Set forth below as of December 31, 2011, are the amounts of the ARM loans in our held-for-investment loan portfolio with interest rate reset dates in the periods noted. As noted in the above table, loans may reset more than once over a three-year period and non-performing loans do not reset while in the non-performing status. Accordingly, the table below may include the same loans in more than one period.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Dollars in thousands)
2012	$502,975	$774,764	$751,587	$752,663
2013	769,509	793,321	758,791	770,300
2014	785,645	824,954	816,028	807,658
Later years(1)	848,869	868,419	892,799	872,521

(1)	Later years reflect one reset period per loan.

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

Interest Only Mortgages.  Both adjustable and fixed term loans were offered with a 10-year interest only option. These loans were originated using Fannie Mae and Freddie Mac guidelines as a base framework. We generally applied the debt-to-income ratio guidelines and documentation using the AUS Approve/Reject response requirements. The LTV and CLTV maximum ratios allowable were 95 percent and 100 percent, respectively, but subordinate financing was not allowed over a 90 percent LTV ratio. At a 95 percent LTV ratio with private mortgage insurance, the FICO floor was 660, and at lower LTV ratios, the FICO floor was 620. All occupancy and purpose types were allowed at lower LTVs. Lower LTV and high FICO ARMs were underwritten at the start rate, while other ARMs were either underwritten at the note rate if the initial fixed term was two years or greater, and the note rate plus two percentage points if the initial fixed rate term was six months to one year. There were no interest only mortgages originated in 2011

Set forth below is a table describing the characteristics of the interest-only mortgage loans at the dates indicated in our held-for-investment mortgage portfolio at December 31, 2011, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	Total
		(Dollars in thousands)
Unpaid principal balance(1)	$1,654,571	$540	$1,964	$—	$1,657,075
Average note rate(2)	4.34%	3.75%	5.37%	—%	4.34%
Average original FICO score	724	672	725	—	724
Average original loan-to-value ratio	74.3%	79.2%	66.8%	—%	74.3%
Housing Price Index LTV, as recalculated(3)	94.7%	73.8%	69.0%	—%	94.7%
Underwritten with low or stated Income documentation	39.0%	—%	—%	—%	39.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	As described earlier, interest only loans placed in portfolio in 2010 comprise loans that were initially originated for sale. There are two loans in this population.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

Second mortgage loans.  The majority of second mortgages we originated were closed in conjunction with the closing of the first mortgages originated by us. We generally required the same levels of documentation and ratios as with our first mortgages. For second mortgages closed in conjunction with a first mortgage loans that were not being originated by us, our allowable debt-to-income ratios for approval of the second mortgages were capped at 40 percent to 45 percent. In the case of a loan closing in which full documentation was required and the loan was being used to acquire the borrower’s primary residence, we allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720, and fixed and adjustable rate loans were available with terms ranging from five to 20 years.

Set forth below is a table describing the characteristics of the second mortgage loans in our held-for-investment portfolio at December 31, 2011, by year of origination.

Year of Origination	Prior to 2008	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$136,819	$1,589	$400	$75	$138,883
Average note rate	8.26%	6.96%	6.87%	7.34%	8.24%
Average original FICO score	735	718	695	706	734
Average original loan-to-value ratio	20.0%	18.0%	14.4%	14.7%	18.4%
Average original combined loan-to-value ratio	55.9%	90.2%	68.0%	93.6%	56.3%
Housing Price Index LTV, as recalculated(2)	24.1%	19.1%	14.3%	13.8%	24.0%

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

HELOC loans.  The majority of HELOC loans were closed in conjunction with the closing of related first mortgage loans originated and serviced by us. Documentation requirements for HELOC applications were generally the same as those required of borrowers for the first mortgage loans originated by us, and debt-to-income ratios were capped at 50 percent. For HELOCs closed in conjunction with the closing of a first mortgage loan that was not being originated by us, our debt-to-income ratio requirements were capped at 40 percent to 45 percent and the LTV was capped at 80 percent. The qualifying payment varied over time and included terms such as either 0.75 percent of the line amount or the interest only payment due on the full line based on the current rate plus 0.5 percent. HELOCs were available in conjunction with primary residence transactions that required full documentation, and the borrower was allowed a CLTV ratio of up to 100 percent. For similar loans that also contained higher risk elements, we limited the maximum CLTV to 90 percent. FICO floors ranged from 620 to 720. The HELOC terms called for monthly interest-only payments with a balloon principal payment due at the end of 10 years. At times, initial teaser rates were offered for the first three months.

Set forth below is a table describing the characteristics of the HELOCs in our held-for-investment portfolio at December 31, 2011, by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	Total
	(Dollars in thousands)
Unpaid principal balance(1)	$209,414	$652	$15	$2,167	$212,248
Average note rate(2)	5.25%	5.70%	6.50%	3.87%	5.24%
Average original FICO score	733	N/A	N/A	760	733
Average original loan-to-value ratio	25.1%	28.3%	9.1%	41.5%	25.3%
Housing Price Index LTV, as recalculated(3)	28.3%	14.9%	7.8%	32.9%	28.3%

N/A — Not available

(1)	Unpaid principal balance does not include premiums or discounts.

(2)	Average note rate reflects the rate that is currently in effect. As these loans adjust on a monthly basis, the average note rate could increase, but would not decrease, as in the current market, the floor rate on virtually all of the loans is in effect.

(3)	The HPI LTV is updated from the original LTV based on Metropolitan Statistical Area-level OFHEO data as of September 30, 2011.

Warehouse lending.  We also continue to offer warehouse lines of credit to other mortgage lenders. These allow the lender to fund the closing of residential first mortgage loans. Each extension or drawdown on the line is collateralized by the residential first mortgage loan being funded, and in many cases, we subsequently acquire that loan. Underlying mortgage loans are predominately originated using GSE underwriting standards. These lines of credit are, in most cases, personally guaranteed by one or more qualified principal officers of the borrower. The aggregate amount of warehouse lines of credit granted to other mortgage lenders at December 31, 2011 was $2.1 billion, of which $1.2 billion was outstanding, as compared to $1.9 billion granted at December 31, 2010, of which $720.8 million was outstanding and $1.5 billion granted at December 31, 2009, of which $448.6 million was outstanding. As of December 31, 2011 and 2010, our warehouse lines funded over 65 percent of the loans in our correspondent channel. There were 293 warehouse lines of credit to other mortgage lenders with an average size of $7.0 million at December 31, 2011, compared to 289 warehouse lines of credit with an average size of $6.5 million at December 31, 2010 and 229 warehouse lines of credit with an average size of $6.6 million at December 31, 2009.

The following table identifies our warehouse lending portfolio by selected criteria at December 31, 2011.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Warehouse lines of credit:
Adjustable rate	$1,181,445	5.5%	$28

Net deferred fees and other	(7,547)

Total warehouse lines of credit	$1,173,898

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Commercial Loans

In early 2011, we formally launched our commercial banking division, which includes origination of commercial real estate loans, middle market and small business lending, asset based lending and lease financing. This launch was subsequent to ceasing our origination of commercial real estate loans in 2008 using prior lending management and philosophies. See “Commercial Real Estate” below. By expanding commercial lending into the New England region, in addition to the team of commercial lenders in Michigan, management believes it can leverage the existing retail banking network and banking franchise, providing a complement to existing operations and contributing to the establishment of a diversified mix of revenue streams.

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

Our commercial loan portfolio totaled $1.7 billion at December 31, 2011 and $1.3 billion at December 31, 2010 and is broken into three loan types, commercial real estate, commercial and industrial and commercial lease financing, each of which is discussed in more detail below. The following table identifies the commercial loan portfolio by loan type and selected criteria at December 31, 2011.

	Unpaid Principal Balance(1)	Average Note Rate	Loans on Non-accrual Status
	(Dollars in thousands)
Commercial real estate loans:
Fixed rate	$797,694	5.4%	$46,897
Adjustable rate	447,659	5.4%	46,902

Total commercial real estate loans	1,245,353		$93,799

Net deferred fees and other	(2,384)

Total commercial real estate loans	$1,242,969

Commercial and industrial loans:
Fixed rate	$41,706	1.7%	$1,474
Adjustable rate	282,596	4.7%	131

Total commercial and industrial loans	324,302		$1,605

Net deferred fees and other	5,797

Total commercial and industrial loans	$330,099

Commercial lease financing loans:
Fixed rate	$115,216	3.9%	$—

Net deferred fees and other	(1,927)

Total commercial lease financing loans	$113,289

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

At December 31, 2011, our commercial real estate loan portfolio totaled $1.2 billion, or 17.7 percent of our investment loan portfolio, our commercial and industrial loan portfolio was $330.1 million, or 4.7 percent of our investment loan portfolio, and our commercial lease financing totaled $113.3 million, or 1.6 percent of our investment loan portfolio. At December 31, 2010, our commercial real estate loan portfolio totaled $1.3 billion, or 19.8 percent of our investment loan portfolio, and our commercial and industrial loan portfolio was $8.9 million, or 0.1 percent of our investment loan portfolio.

The following table describes the unpaid principal balance of our commercial loan portfolio at December 31, 2011 by year of origination.

Year of Origination	2008 and Prior	2009	2010	2011	Total
	(Dollars in thousands)
Commercial real estate loans(1)	$908,362	$19,163	$26,640	$291,189	$1,245,354
Commercial and industrial loans	3,676	220	911	319,495	324,302
Commercial lease financing loans	—	—	—	115,216	115,216

(1)	During the year ended December 31, 2011, we sold $52.6 million in non-performing commercial real estate loans and charged-off $97.0 million of the same loans.

At December 31, 2011, our total commercial loans were geographically concentrated, with approximately $592.2 million (35.2 percent) of unpaid principal balance on commercial loans located in Michigan, $204.4 million (12.2 percent) located in the New England region, $188.6 million (11.2 percent) located in New York, $143.0 million (8.5 percent) located in Georgia and $140.9 million (8.4 percent) located in California.

The average loan balance in our total commercial portfolio was approximately $1.4 million for the year ended December 31, 2011, with the largest loan being $50.0 million. There are approximately 30 loans with more than $10.0 million of exposure, and those loans comprised approximately 35.1 percent of the total commercial portfolio.

Commercial real estate loans.  Our commercial real estate loan portfolio is comprised of loans that are collateralized by real estate properties intended to be income-producing in the normal course of business and consists of both loans originated prior to 2011, including loans refinanced during 2009 and 2010 (“Legacy CRE”) and loans originated during 2011 (“New CRE”). We distinguish between Legacy CRE and New CRE portfolios given their respective differences in management objectives, performance and credit philosophy.

In early 2008, we ceased the origination of commercial real estate loans and made a decision to run-off the Legacy CRE portfolio. Since that time we replaced the previous commercial real estate management and loan officers with experienced workout officers and relationship managers. In addition, we prepared a comprehensive review, including customized workout plans for all classified loans, and risk assessments were prepared on a loan level basis for the entire commercial real estate portfolio. Legacy CRE loans are managed by our special assets group, whose primary objectives are working out troubled loans, reducing classified assets and taking pro-active steps to prevent deterioration in performing Legacy CRE loans.

In February 2011, we began originating New CRE loans under our new management team in our commercial banking area. The primary objective of this portfolio is to establish commercial banking relationships, which will add interest and fee income and provide us with cross-sell opportunities.

The following table sets forth the performance of the Legacy CRE and New CRE loan portfolios at December 31, 2011.

“New CRE”(1)
Property Type	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent(2)	Balance	Total Reserves
	(Dollars in thousands)
Land — non-residential development	$—	$—	$—	$—	$—
Land — residential development	—	—	—	—	—
One-to-four family	—	—	—	11	—
Commercial auto dealer	—	—	—	3,724	39
Condo	—	—	—	—	—
Hospital / nursing	—	—	—	—	—
Industrial warehouse	—	—	—	4,716	49
Mini storage	—	—	—	—	—
Multi-family apartment	—	—	—	95,101	996
Office	—	—	—	133,450	1,397
Retail	—	—	—	19,339	203
Senior living	—	—	—	—	—
Shopping center	—	—	—	—	—
Special purpose	—	—	—	5,192	55
Other	—	—	—	9,870	103
Negative escrow	—	—	—	(62)	—
Net deferred fees and other	—	—	—	1,995	—

Total	$—	$—	$—	$273,336	$2,842

Credit standards on the origination of New CRE loans are generally tighter than those of the Legacy CRE loans. In addition, our New CRE loans are originated by experienced commercial lenders, primarily in markets they understand well based on prior experience. The primary factors considered in commercial real estate credit approvals are the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Commercial real estate loans are made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being refined by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial real estate loans required an appraised value sufficient to satisfy our LTV ratio requirements. We also generally require a minimum debt-service-coverage ratio, other than for development loans, and consider the enforceability and collectability of any relevant guarantees and the quality of the collateral.

“Legacy CRE”(3)
Property Type	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent(2)	Balance	Total Reserves
	(Dollars in thousands)
Land — non-residential development	$—	$—	$11,943	$29,856	$3,531
Land — residential development	—	—	6,274	6,274	811
One-to-four family	—	—	4,830	6,530	2,395
Commercial auto dealer	—	—	—	1,178	125
Condo	—	—	—	10,878	681
Hospital / nursing	—	—	—	13,769	462
Industrial warehouse	—	6	11,075	133,116	9,165
Mini storage	—	—	1,856	12,674	576
Multi-family apartment	—	—	8,448	44,522	3,798
Office	1,885	1,157	23,430	209,191	21,153
Retail	51	122	4,887	83,615	5,371
Senior living	—	11,038	—	64,639	2,169
Shopping center	3,975	—	22,151	293,686	34,790
Special purpose	637	—	3,165	54,754	4,280
Other	905	—	1,276	9,269	2,784
Negative escrow	—	—	—	3,366	—
Net deferred fees and other	—	—	—	(7,683)	—

Total	$7,453	$12,323	$99,335	$969,634	$92,091

(1)	Includes commercial real estate loans originated during 2011.

(2)	90+ days delinquent includes performing non-accrual loans.

(3)	Includes commercial real estate loans originated prior to 2011.

The primary factors considered in the Legacy CRE credit approvals were the financial strength of the borrower, assessment of the borrower’s management capabilities, industry sector trends, type of exposure, transaction structure, and the general economic outlook. Legacy CRE loans were made on a secured, or in limited cases, on an unsecured basis, with a vast majority also being refined by personal guarantees of the principals of the borrowing business. Assets used as collateral for secured commercial real estate loans required an appraised value sufficient to satisfy our LTV ratio requirements. We also generally required a minimum debt-service-coverage ratio, other than for development loans, and considered the enforceability and collectability of any relevant guarantees and the quality of the collateral.

Commercial and industrial loans.  Commercial and industrial loan facilities typically include lines of credit to our small or middle market businesses for use in normal business operations to finance working capital needs, equipment purchases and other expansion projects. We also participate, with other lenders, in syndicated deals to well known larger companies. Commercial and industrial loans include those loan facilities previously described, as well as asset based lending such as auto dealer floor plan financing. During 2011, we originated $319.1 million in commercial and industrial loans.

Commercial lease financing loans.  Our commercial lease financing portfolio is comprised of equipment leased to customers in a direct financing lease. The net investment in financing leases includes the aggregate amount of lease payments to be received and the estimated residual values of the equipment, less unearned income. Income from lease financing is recognized over the lives of the leases on an approximate level rate of return on the unrecovered investment. The residual value represents the estimated fair value of the leased asset at the end of the lease term. Unguaranteed residual values of leased assets are reviewed at least annually for impairment. If any declines in residual values are determined to be other-than-temporary they will be recognized in earnings in the period such determinations are made. At December 31, 2011, our commercial lease financing loan portfolio was $113.3 million, or 1.6 percent of our investment loan portfolio.

Loan Sales and Securitizations

We sell a majority of the residential mortgage loans we produce into the secondary market on a whole loan basis or by first securitizing the loans into mortgage-backed securities.

The following table indicates the breakdown of our loan sales/securitizations for the period as indicated:

	For the Years Ended December 31,
	2011 Principal Sold %	2010 Principal Sold %	2009 Principal Sold %
Agency Securitizations	96.1%	90.8%	95.3%
Whole Loan Sales	3.9%	9.2%	4.7%

Total	100.0%	100.0%	100.0%

From late 2005 through early 2007, we also securitized most of our second lien mortgage loans through a process which we refer to as a private-label securitization, to differentiate it from an Agency securitization. We did not engage in any private-label securitization activity of residential first mortgage loans, nor have we engaged in any private-label securitization activity of our second lien mortgage loans since 2007. In a private-label securitization, we sold mortgage loans to our wholly-owned bankruptcy remote special purpose entity, which then sold the mortgage loans to a separate, transaction-specific trust formed for this purpose in exchange for cash and certain interests in the trust and those mortgage loans. Each trust then issued and sold mortgage-backed securities to third party investors that are secured by payments on the mortgage loans. These securities were rated by two of the nationally recognized statistical rating organizations (i.e. rating agencies). We have no obligation to provide credit support to either the third-party investors or the trusts. Neither the third-party investors nor the trusts generally have recourse to our assets or us, nor do they have the ability to require us to repurchase their mortgage-backed securities. We did not guarantee any mortgage-backed securities issued by the trusts. However, we did make certain customary representations and warranties concerning the mortgage loans as discussed below, and if we are found to have breached a representation or warranty, we could be required to indemnify the applicable trust or repurchase the mortgage loan from the trust.

In addition to the cash, we receive from the securitization of mortgage loans, we retain certain interests in the securitized mortgage loans and the trusts. Such retained interests include residual interests, which arise as a result of our private-label securitizations, and mortgage servicing rights (“MSRs”), which can arise as a result of our Agency securitizations, whole loan sales or private-label securitizations.

The residual interests created upon the issuance of private-label securitizations represent the first loss position and are not typically rated by any nationally recognized statistical rating organization. Residual interests are designated by us as trading securities and are marked to market in current period operations. We use an internally maintained model to value the residual interest. The model takes into consideration the cash flow structure specific to each transaction, such as over-collateralization requirements and trigger events, and key valuation assumptions, including credit losses, prepayment rates and discount rates. See Note 11 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

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

Representation and warranty reserve (formerly “secondary marketing reserve”).  When we sell mortgage loans, whether through Agency securitizations, private-label securitizations or on a whole loan basis, we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases, expected repurchase requests over the life of the loan, actual credit losses on repurchased loans, loss indemnifications and recovery history, among other factors. Additions to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warrant reserve – change in estimate. The amount of our representation and warranty reserve equaled $120.0 million and $79.4 million at December 31, 2011 and 2010, respectively.

Loan servicing.  The home lending operation also services mortgage loans for others. Servicing residential mortgage loans for third parties generates fee income and represents a significant business activity. During 2011, 2010 and 2009, we serviced portfolios of mortgage loans which averaged $58.4 billion, $51.7 billion and $58.5 billion, respectively. The servicing generated gross revenue of $170.1 million, $154.3 million and $158.3 million in 2011, 2010 and 2009, respectively. This revenue stream was offset by the amortization of $0.9 million and $2.4 million in previously capitalized values of MSRs in 2010 and 2009, respectively. The fair value estimate uses a valuation model that calculates the present value of estimated future net servicing cash flows by taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

As part of our business model, we periodically sell MSRs into the secondary market, in transactions separate from the sale of the underlying loans, principally for capital management, balance sheet management or interest rate risk purposes. Over the past three years, we sold $42.0 billion of loans serviced for others underlying our MSRs, including $10.2 billion in 2011. We would not expect to realize significant gains or losses while we still record a gain or loss on sale at the time of sale as the change in value is recorded as a mark to market adjustment on an on-going basis.

Non-bank Subsidiaries

At December 31, 2011, our corporate legal structure consisted of the Bank, including its wholly-owned subsidiaries, and several non-bank subsidiaries which we conduct other business through. The material active non-bank subsidiaries are discussed below.

Douglas Insurance Agency, Inc.

Douglas Insurance Agency, Inc. (“Douglas”) acts as an agent for life insurance and health and casualty insurance companies. Douglas also acts as a broker with regard to certain insurance product offerings to employees and customers. Douglas’ activities are not currently material to our business, however, we expect to begin generating more meaningful commissions from investment and insurance services in the next two years.

Flagstar Reinsurance Company

Flagstar Reinsurance Company (“FRC”) is our wholly-owned subsidiary, which was formed during 2007 as a successor in interest to another wholly-owned subsidiary, Flagstar Credit Inc., a reinsurance company which was subsequently dissolved in 2007. FRC is a reinsurance company that provides credit enhancement with respect to certain pools of mortgage loans underwritten and originated by us during each calendar year.

During 2010, FRC terminated its agreement with the last mortgage insurance company with whom it had a reinsurance agreement. Under the commutation agreement entered into in 2010, as well as the commutation agreements entered into in 2009, the mortgage insurance company took back the ceded risk (thereby again assuming the entire insured risk) and receives 100 percent of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less the amount in excess of the projected amount of the future liability. At December 31, 2011 and 2010, FRC had no exposure related to the reinsurance agreements. Pursuant to the commutation agreements, we are not obliged to provide any funds to the mortgage insurance companies to cover any losses in our ceded portion other than the funds we were required to maintain in separately managed accounts. Although FRC’s obligation is subordinated to the primary insurer, we believe that FRC’s risk of loss was limited to the amount of the managed account. At December 31, 2011 and 2010, this account had a zero balance. FRC is currently in dormant status and its activities are not material to our business.

Paperless Office Solutions, Inc.

Paperless Office Solutions, Inc. (“POS”), our wholly-owned subsidiary, provides on-line paperless office solutions for mortgage originators. DocVelocity is the flagship product developed by POS to bring web-based paperless mortgage processing to mortgage originators. POS’s activities are not material to our business.

Other Non-bank Subsidiaries

In addition to the subsidiaries listed above, we have a number of wholly-owned non-bank subsidiaries that are either not material or inactive. We also own nine statutory trusts that are not consolidated with our operations. For additional information, see Notes 3 and 32 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein.

Regulation and Supervision

We are registered as a savings and loan holding company under the Home Owners Loan Act (“HOLA”) and are currently subject to the Federal Reserve regulation, examination and supervision. The Bank is federally-chartered savings bank and subject to OCC regulation, examination and supervision. In addition, the Bank is subject to regulation by the FDIC and the CFPB, and the Bank’s deposits are insured by the FDIC through the DIF. Accordingly, we and the Bank are subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, the federal deposit insurance fund and the banking system as a whole, rather than for the protection of stockholders and creditors. Many of these laws and regulations have undergone significant changes and, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will significantly change in the future. Our non-bank financial subsidiaries are also subject to various federal and state laws and regulations.

Pursuant to the Dodd-Frank Act, the OTS ceased to exist on July 21, 2011 and its functions were transferred to the OCC and the Federal Reserve. After the transfer, the Federal Reserve became our primary regulator and supervisor, and the OCC became the primary regulator and supervisor of the Bank. In addition, the CFPB assumed responsibility for regulation of the principal federal consumer protection laws. However, the laws and regulations applicable to us did not materially change by virtue of the elimination of the OTS, other than as otherwise modified by the Dodd-Frank Act. HOLA and the regulations issued there under generally still apply but are subject to interpretation by the Federal Reserve and the OCC. Many provisions of the Dodd-Frank Act became effective on the transfer date and throughout the remaining months. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will continue to be determined through the rulemaking process. Because there are many provisions of the Dodd-Frank Act that have not yet been implemented, we cannot fully predict the ultimate impact of the Dodd-Frank Act on us or the Bank.

Set forth below is a summary of certain laws and regulations that impact us and the Bank.

Supervisory Agreements

We and the Bank are subject to Supervisory Agreements with the Federal Reserve and the OCC (collectively, the “Supervisory Agreements”), each as a successor regulator to the OTS. We and the Bank have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will materially constrain management’s ability to implement the business plan. The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the Federal Reserve and the OCC, as appropriate, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the Federal Reserve and the OCC, as appropriate, including the imposition of further operating restrictions and result in additional enforcement actions against us.

Pursuant to the Bancorp Supervisory Agreement, we agreed to submit a capital plan to the Federal Reserve; request Federal Reserve non-objection to pay dividends or, other capital distributions, purchases, repurchases or redemptions of certain securities, incurrence, issuance, renewal, rolling over or increase of any debt and certain affiliate transactions; and comply with restrictions on the payment of severance and indemnification payments, director and management changes and employment contracts and compensation arrangements applicable to the Bank.

Pursuant to the Bank’s supervisory agreement with the OCC, as successor to the OTS, dated January 27, 2010 (the “Bank Supervisory Agreement”), the Bank agreed to take certain actions to address certain banking issues identified by the OCC. Under the Bank Supervisory Agreement, the Bank must request OCC approval of dividends or other capital distributions, not make certain severance or indemnification payments; notify the OCC of changes in directors or senior executive officers, provide notice of new, renewed, extended or revised contractual arrangements relating to compensation or benefits for any senior executive officer or directors, receive consent to increase salaries, bonuses or director’s fees for directors or senior executive officers, and receive OCC non-objection to certain third party arrangements.

Holding Company Status, Acquisitions and Activities

We are a savings and loan holding company, as defined by federal banking law, as is our controlling stockholder, MP Thrift. Neither we nor MP Thrift may acquire control of another savings bank unless the Federal Reserve approves such transaction and we may not be acquired by a company other than a bank holding company unless the Federal Reserve approves such transaction, or by an individual unless the Federal Reserve does not object after receiving notice. We may not be acquired by a bank holding company unless the Federal Reserve approves such transaction. In any case, the public must have an opportunity to comment on any such proposed acquisition and the OCC or Federal Reserve must complete an application review. Without prior approval from the Federal Reserve, we may not acquire more than 5 percent of the voting stock of any savings bank. In addition, the Gramm-Leach-Bliley Act (the “GLB Act”) generally restricts any non-financial entity from acquiring us unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company on or before May 4, 1999. Also, because we were a savings and loan holding company prior to May 4, 1999 and control a single savings bank that meets the qualified thrift lender (“QTL”) test under HOLA, we may engage in, including non-financial or commercial activities.

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

Standards for Safety and Soundness

Federal law requires each U.S. bank regulatory agency to prescribe certain safety and soundness standards for all insured financial institutions. The U.S. bank regulatory agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the U.S. bank regulatory agencies use to identify and address problems at insured financial institutions before capital becomes impaired. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. If the appropriate U.S. banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Regulatory Capital Requirements

We were required to provide a capital plan to the Federal Reserve pursuant to the Bancorp Supervisory Agreement. Pursuant to the Dodd-Frank Act, the U.S. bank regulatory agencies must establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. Any such regulations will not be applicable to savings and loan holding companies, like us, until July 21, 2015. Typically, bank holding companies are required to maintain Tier 1 capital of at least 4 percent of risk-weighted assets and off-balance sheet items, total capital (the sum of tier 1 capital and tier 2 capital) of at least 8 percent of risk-weighted assets and off-balance sheet items, and tier 1 capital of at least 3 percent of adjusted quarterly average assets (subject to an additional cushion of 1 percent to 2 percent if the Bank has less than the highest regulatory rating). We expect that savings and loan holding companies will be subject to similar consolidated capital requirements. In addition, the Dodd-Frank Act contains a number of provisions that will affect the regulatory capital requirements of the Bank. Numerous regulations implementing provisions of the Dodd-Frank Act have not been issued and finalized. Accordingly, the ultimate impact on us of the Dodd-Frank Act cannot be determined at this time.

The Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OCC regulations and federal law. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2011, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 8.95 percent for Tier 1 capital and 16.64 percent for total risk-based capital. An institution is considered well-capitalized if its ratio of total risk-based capital to risk-weighted assets is 10.0 percent or more, its ratio of Tier 1 capital to risk-weighted assets is 6.0 percent or more, its leverage ratio (also referred to as its core capital ratio) is 5.0 percent or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. An institution is only considered to be “adequately-capitalized” if its capital structure satisfies lesser required levels, such as a total risk-based capital ratio of not less than 8.0 percent, a Tier 1 risk-based capital ratio of not less than 4.0 percent, and (unless it is in the most highly-rated category) a leverage ratio of not less than 4.0 percent. Any institution that is neither well capitalized nor adequately-capitalized is considered undercapitalized. Any institution with a tangible equity ratio of 2.0 percent or less is considered critically undercapitalized.

On November 1, 2007, the OCC and the other U.S. bank regulatory agencies issued final regulations implementing the new risk-based regulatory capital framework developed by The Basel Committee on Banking Supervision (the “Basel Committee”), which is a working committee established by the central bank governors of certain industrialized nations, including the United States. The new risk-based regulatory capital framework, commonly referred to as Basel II, includes several methodologies for determining risk-based capital requirements, and the U.S. bank regulatory agencies have so far only adopted methodology known as the “advanced approach.” The implementation of the advanced approach is mandatory for the largest U.S. banks and optional for other U.S. banks.

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

Qualified Thrift Lender

The Bank is required to meet a QTL test to avoid certain restrictions on operations, including the activities restrictions applicable to multiple savings and loan holding companies, restrictions on the ability to branch interstate, and our mandatory registration as a bank holding company under the Bank Holding Company Act of 1956. A savings bank satisfies the QTL test if: (i) on a monthly average basis, for at least nine months out of each twelve month period, at least 65 percent of a specified asset base of the savings bank consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60 percent of the savings bank’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. The Bank is currently, and expects to remain, in compliance with QTL standards.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and our non-banking subsidiaries. In 2008, we discontinued the payment of dividends on common stock. Currently, we are prohibited from making dividend payments on our capital stock as a result of our decision to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program and interest payments with respect to trust preferred securities. We provided notice to the U.S. Treasury and the holders of our trust preferred securities of our deferral decision, on January 27, 2012.

In addition, we are generally prohibited from making any dividend payments on stock except pursuant to the prior non-objection of the Federal Reserve as set forth in the Bancorp Supervisory Agreement. Our principal sources of funds are cash dividends paid by the Bank and other subsidiaries, investment income and borrowings. Federal laws and regulations limit the amount of dividends or other capital distributions that the Bank may pay us. The Bank has an internal policy to remain “well-capitalized” under OCC capital adequacy regulations as discussed above. The Bank does not currently expect to pay dividends to us and, even if it determined to do so, would not make payments if the Bank was not well-capitalized at the time or if such payment would result in the Bank not being well-capitalized. In addition, the Bank must seek prior approval from the OCC at least 30 days before it may make a dividend payment or other capital distribution to us.

Troubled Asset Relief Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (initially introduced as the TARP) was enacted, and the U.S. Treasury injected capital into U.S. financial institutions. On January 30, 2009, we entered into a letter agreement including the securities purchase agreement with the U.S. Treasury pursuant to which, among other things, we sold to the U.S. Treasury preferred stock and warrants. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package was enacted into law. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury, until the financial institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate banking agency.

FDIC Insurance and Assessment

The FDIC insures the deposits of the Bank and such insurance is backed by the full faith and credit of the U.S. government through the DIF. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured financial institution for each account ownership category. In addition, the FDIC expanded deposit insurance limits for qualifying transaction accounts under the Transaction Account Guarantee Program (“TAGP”), which continued until the end of 2010. Under it, non-interest-bearing transaction accounts and qualified NOW checking accounts at the Bank were fully guaranteed by the FDIC for an unlimited amount of coverage. Effective on December 31, 2010, and continuing through December 31, 2012, the Dodd-Frank Act provides unlimited FDIC insurance for non-interest-bearing transaction accounts in all banks, except that some accounts that were covered under the TAGP, such as NOW accounts, do not benefit from the coverage extension.

Pursuant to the Dodd-Frank Act, the minimum reserve ratio designated by the FDIC each year is 1.35 percent of the assessment base, as opposed to 1.15 percent under prior law. The FDIC is required to meet the minimum reserve ratio by September 30, 2020 and is required to offset the effect of the increased reserve ratio for banks with less than $10 billion. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds, and the FDIC has proposed that in lieu of dividends, it will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

The FDIC maintains the DIF by assessing each financial institution an insurance premium. Through March 31, 2011, the amount of the FDIC assessments paid by an insured depository institution was based on its relative risk of default as measured by our FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt and debt issuer ratings, and the amount of deposits.

Pursuant to the Dodd-Frank Act, the FDIC defined the deposit insurance assessment base for an insured depository institution as an amount equal to such institution’s average consolidated total assets during the assessment period minus average tangible equity as opposed to an amount equal to insured deposits. The FDIC adopted a final rule implementing this change to the assessment calculation effective April 1, 2011. The assessment rate schedule for larger institutions, such as the Bank (i.e., financial institutions with at least $10 billion in assets), differentiates between such large financial institutions by use of a scorecard that combines an financial institution’s Capital, Asset Quality Management, Earnings, Liquidity and Sensitivity (“CAMELS”) ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this scorecard method, two scores (a performance score and a loss severity score) are combined and converted to an initial base assessment rate. The performance score measures a financial institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the financial institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate, which is subject to adjustment based upon significant risk factors not captured in the scoreboard. Total assessment rates range from 2.5 basis points to 45 basis points for such large financial institutions. Premiums for the Bank are calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter. The new assessment calculation has increased the Bank’s insurance premiums. For further information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Expense.

All FDIC-insured financial institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation, and the assessments will continue until the bonds mature in 2019.

Affiliate Transaction Restrictions

We are subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve as well as additional limitations imposed by the OCC. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates. The Dodd-Frank Act imposed further restrictions on transactions with affiliates and extension of credit to executive officers, directors and principal stockholders, effective on July 21, 2012.

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

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect the business operations of the Bank and us. These include regulations relating to electronic fund transfers, collection of checks, availability of funds, and cash reserve requirements.

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

Consumer Protection Laws and Regulations

Examination and enforcement for non-compliance with consumer protection laws and their implementing regulations have become more intense. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

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

The Gramm-Leach-Bliley Act (“GLBA”) includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to non-affiliated third parties. Pursuant to those rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public personal information to non-affiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, states are permitted under the GLBA to have their own privacy laws, which may offer greater protection to consumers than the GLBA. Numerous states in which the Bank does business have enacted such laws.

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

Enforcement actions under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the Bank to ascertain and help meet the credit needs of the communities it serves, including low- to moderate-income neighborhoods, while maintaining safe and sound banking practices. The primary banking agency assigns one of four possible ratings to an institution’s CRA performance and is required to make public an institution’s rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve and substantial non-compliance. In 2009, the Bank received a “satisfactory” CRA rating from the OCC and this remains our current rating.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Act was signed into law. This new law has changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including us and the Bank. Various federal agencies have begun to adopt a broad range of new implementing rules and regulations and are given significant discretion in drafting the implementing rules and regulations. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

One change that is particularly significant to us and the Bank was the abolition of the OTS, which was our bank regulatory agency. This occurred on the transfer date, which was July 21, 2011. After the OTS was abolished, supervision and regulation of us moved to the Federal Reserve and supervision and regulation of the Bank moved to the OCC. Except as described below, however, the laws and regulations applicable to us and the Bank did not generally change by virtue of the elimination of the OTS — the HOLA and the regulations issued under the Dodd-Frank Act do still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the bank regulatory agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect. In addition, we will be subject to consolidated capital requirements for the first time and will be required to serve as a source of strength to the Bank.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that the Bank may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions will be effective one year after the transfer date. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on us or the Bank.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. In addition, the Federal Reserve adopted a rule addressing interchange fees applicable to debit card transactions which lowered fee income generated from this source. The reduced debit card fee income did not have a material impact on the Bank.

The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule.” In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a meaningful effect on our operations or those of our subsidiaries, as we do not materially engage in the businesses prohibited by the Volcker Rule. We may incur costs if required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on us, our customers or the financial industry more generally, cannot be determined.

The Dodd-Frank Act also created the CFPB, which assumed responsibility for the development and enforcement of the principal federal consumer protection laws, such as the TILA, the ECOA, the RESPA and the Truth in Saving Act. The CFPB has broad rule-making, supervisory and examination authority in this area over institutions that have assets of $10 billion or more, such as the Bank. The Dodd-Frank Act also gave the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function of the OCC also has been transferred into the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered financial institutions, including savings banks, such as the Bank.

Regulatory Enforcement

The Bank’s primary federal banking regulator is the OCC. Both the OCC and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any

“institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OCC and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates, to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC. As a result of the Dodd-Frank Act, the Federal Reserve, the OCC, the FDIC and the CFPB have authority to take regulatory enforcement actions against us or the Bank.

Federal Home Loan Bank System

The primary purpose of the FHLBs is to provide loans to their respective members in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLB are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLBs system consists of 12 regional FHLBs, each being federally chartered but privately owned by its respective member institutions. The Federal Housing Finance Agency, a government agency, is generally responsible for regulating the FHLB system. The Bank is currently a member of the FHLB of Indianapolis.

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

Competition

We face substantial competition in attracting deposits and making loans. Our most direct competition for deposits has historically come from other savings banks, commercial banks and credit unions in our local market areas. Money market funds and full-service securities brokerage firms also compete with us for deposits and, in recent years, many financial institutions have competed for deposits through the internet. We compete for deposits by offering high quality and convenient banking services at a large number of convenient locations, including longer banking hours and “sit-down” banking in which a customer is served at a desk rather than in a teller line and offering a broad range of treasury management products. We may also compete by offering competitive interest rates on our deposit products.

From a lending perspective, there are a large number of institutions offering mortgage loans, consumer loans and commercial loans, including many mortgage lenders that operate on a national scale, as well as local savings banks, commercial banks, and other lenders. With respect to those products that we offer, we compete by offering competitive interest rates, fees and other loan terms banking products and services and by offering efficient and rapid service.

Additional Information

Our executive offices are located at 5151 Corporate Drive, Troy, Michigan 48098, and our telephone number is (248) 312-2000. Our stock is traded on the NYSE under the symbol “FBC.”

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge on our website at www.flagstar.com, under “Investor Relations,” as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (the “SEC”). These reports are also available without charge on the SEC website at www.sec.gov.

ITEM 1A. RISK FACTORS

Our financial condition and results of operations may be adversely affected by various factors, many of which are beyond our control. These risk factors include the following:

Market, Interest Rate and Liquidity Risk

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

The financial services industry has been materially and adversely affected by significant declines in the values of nearly all asset classes and by a significant and prolonged period of negative economic conditions. This was initially triggered by declines in the values of subprime mortgages, but spread to virtually all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes. The U.S. economy has continued to be adversely affected by these events as shown by high unemployment across most industries, and high delinquencies and defaults on loans. There is also evidence of “strategic defaults” on loans, which are characterized by borrowers that appear to have the financial means to satisfy the required loan payments as they come due but choose not to do so because the value of the assets securing their debts (such as the value of a house securing a residential mortgage) may have declined below the amount of the debt itself. Further, there are several states, such as California, in which many residential mortgages are effectively non-recourse in nature or in which statutes or regulations cause collection efforts to be unduly difficult or expensive to pursue. There are also a multitude of commercial real estate loans throughout the United States that are soon to mature, and declines in commercial real estate values nationwide could prevent refinancing of the debt and thereby result in an increase in delinquencies, foreclosures and non-performing loans, as well as further reductions in asset values. The decline in asset values to date has resulted in considerable losses to secured lenders, such as the Bank, that historically have been able to rely on the underlying collateral value of their loans to be minimize or eliminate losses. There can be no assurance that property values will stabilize or improve and if they continue to decline, there can be no assurance that the Bank will not continue to incur significant credit losses.

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

While there have been moderate improvements during 2011 in a number of macroeconomic factors which impact our business, near term concerns remain over unemployment, the U.S. mortgage market, depressed real estate values, access to credit and liquidity markets, energy costs, and global political issues such as sovereign debt defaults. There can be no assurance that the current economic downturn will improve, and as a result, our results of operations could continue to be adversely affected.

If we cannot effectively manage the impact of the volatility of interest rates our earnings could be adversely affected.

Our main objective in managing interest rate risk is to maximize the benefit and minimize the adverse effect of changes in interest rates on our earnings over an extended period of time. In managing these risks, we look at, among other things, yield curves and hedging strategies. As such, our interest rate risk management strategies may result in significant earnings volatility in the short term because the market value of our assets and related hedges may be significantly impacted either positively or negatively by unanticipated variations in interest rates. In particular, our portfolio of MSRs and our mortgage banking pipeline are highly sensitive to movements in interest rates, and hedging activities related to the portfolio.

Our profitability depends in substantial part on our net interest margin, which is the difference between the rates we receive on loans made to others and investments and the rates we pay for deposits and other sources of funds. Our profitability also depends in substantial part on the volume of loan originations and the related fees received from our mortgage banking operations. Our net interest margin and our volume of mortgage originations will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and global and domestic economic conditions generally. Historically, net interest margin and the mortgage origination volumes for the Bank and for other financial institutions have widened and narrowed in response to these and other factors. Also, our volume of mortgage originations will also depend on the mortgage qualification standards imposed by the GSEs, such that if their standards are tightened, our origination volume could be reduced. Our goal has been to structure our asset and liability management strategies to maximize the benefit of changes in market interest rates on our net interest margin and revenues related to mortgage origination volume. However, a sudden or significant change in prevailing interest rates may have a material adverse effect on our operating results.

Increasing long-term interest rates may decrease our mortgage loan originations and sales. Generally, the volume of mortgage loan originations is inversely related to the level of long-term interest rates. During periods of low long-term interest rates, a significant number of our customers may elect to refinance their mortgages (i.e., pay off their existing higher rate mortgage loans with new mortgage loans obtained at lower interest rates). Our profitability levels and those of others in the mortgage banking industry have generally been strongest during periods of low and/or declining interest rates, as we have historically been able to sell the resulting increased volume of loans into the secondary market at a gain. During 2011, the interest rate environment was quite favorable for mortgage loan originations, particularly refinancing activity, in large part due to government intervention through the purchase of mortgage-backed securities and other federal monetary policies and heightened global demand for investment in U.S. Treasury obligations, all of which facilitated a low-rate interest rate environment for the residential mortgage market. In addition, there were wide spreads between short and long term interest rates for much of 2011, resulting in higher profit margins on loan sales than in prior periods. There is no guarantee that these conditions will persist, and a change in these conditions could have a material adverse effect on our operating results.

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

The housing and the residential mortgage markets have experienced a variety of difficulties and changed economic conditions. In response, federal and state government, as well as the GSEs, have developed a number of programs and instituted a number of requirements on servicers in an effort to limit foreclosures and, in the case of the GSEs, to minimize losses on loans that they guarantee or own. These additional programs and requirements may increase operating expenses or otherwise change the costs associated with servicing loans for others, which may result in lower margins or impairment in the expected value of our MSRs.

Current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further increases in delinquencies and non-performing assets in our loan portfolios. Consequently, our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase reserves.

A good portion of our loans held-for-investment portfolio is comprised of loans collateralized by real estate in which we are in the first lien position. A significant source of risk arises from the possibility that we could sustain losses because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence or control.

As with most lending institutions, we maintain an allowance for loan losses to provide for probable and inherent losses in our loans held for our investment portfolio. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could adversely affect our business, financial condition, results of operations, cash flows and prospects. The allowance for loan losses reflects management’s estimate of the probable and inherent losses in our portfolio of held-for-investment loans at the relevant statement of financial condition date. Our allowance for loan losses is based on prior experience as well as an evaluation of the risks in the current portfolio, composition and growth of the portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently subjective process that requires significant management judgment and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

Moreover, our regulators, as part of their supervisory function, periodically review our allowance for loan losses. Our regulators may require us to increase our allowance for loan losses or to recognize further losses, based on their judgment, which may be different from that of our management. The results of such reviews may have an adverse effect on our earnings and financial condition.

The housing and the residential mortgage markets have continued to experience a variety of difficulties and changed economic conditions. If market conditions remain poor or further deteriorate, they may lead to additional valuation adjustments on loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default, and the fair value of real estate owned. We may also realize additional losses in connection with our disposition of non-performing assets. Poor economic conditions could result in decreased demand for residential housing, which, in turn, could adversely affect the value of residential properties. A sustained weak economy could also result in higher levels of non-performing loans in other categories, such as commercial loans, which may result in additional losses. Management continually monitors market conditions and economic factors throughout our footprint for indications of change in other markets. If these economic conditions and market factors negatively and/or disproportionately affect our loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Changes in the fair value of our securities may reduce our stockholders’ equity, net earnings, or regulatory capital ratios.

At December 31, 2011, we had $481.4 million of securities classified as available-for-sale. The estimated fair value of available-for-sale securities portfolio may increase or decrease depending on market conditions. Our securities portfolio is comprised primarily of fixed rate securities. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold, the decrease may be recovered over the life of the securities.

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

The capital that the Bank is required to hold for regulatory purposes is impacted by, among other things, the securities ratings. Therefore, ratings downgrades on our securities may have a material adverse effect on risk-based regulatory capital.

Certain hedging strategies that we use to manage investment in MSRs may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

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

Our access to external sources of financing, including deposits, as well as the cost of that financing, is dependent on various factors including regulatory restrictions. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, further reductions in debt ratings, financial results and losses, changes within the organization, specific events that adversely impact reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, changes affecting assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments governing funding transactions. For example, federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act, and, as a result, some financial institutions have commenced offering interest on demand deposits to compete for customers, which could increase our cost of deposits. Many of these factors depend upon market perceptions of events that are beyond our control, such as the failure of other banks or financial institutions. Other factors are dependent upon results of operations, including but not limited to material changes in operating margins; earnings trends and volatility; funding and liquidity management practices; financial leverage on an absolute basis or relative to peers; the composition of the Consolidated Statements of Financial Condition and/or capital structure; geographic and business diversification; and our market share and competitive position in the business segments in which we operate. The material deterioration in any one or a combination of these factors could result in a downgrade of our credit or servicer standing with counterparties or a decline in our financial reputation within the marketplace and could result in our having a limited ability to borrow funds, maintain or increase deposits (including custodial deposits for our agency servicing portfolio) or to raise capital. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase our cost of funds.

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

In 2011, we had a net loss applicable to common stockholders of $198.9 million, and as result our stockholders’ equity and regulatory capital declined. During the past three years, capital was raised at terms that were significantly dilutive to the stockholders. There can be no assurance that we will not suffer additional losses or that additional capital will not otherwise be required for regulatory or other reasons. In those circumstances, we may be required to obtain additional capital to maintain regulatory capital ratios at or above their current levels. Such capital raising could be at terms that are dilutive to existing stockholders and there can be no assurance that any capital raising undertaken would be successful.

Changes in the composition of our assets could increase risk and potential reserves.

During 2011, we increased, and intend to continue to increase, the level of origination of commercial loans. In addition, we continued to diversify our assets. The credit risk related to these types of loans and assets could be greater than the risk related to residential loans (and securities backed by such loans) and commercial real estate loans which comprise the assets in which we have invested historically. As we intend to continue to diversify our assets, it may be necessary to increase the level of our allowance for loan losses if there are perceived to be increased risk characteristics associated with these types of assets. In addition, some loans that we originate could carry larger balances to single borrowers or related groups of borrowers than residential loans thereby increasing our concentration risk. Any increase in our allowance for loan losses would adversely affect our earnings.

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

Regulatory Risk

Our business is highly regulated and the regulations applicable to us are subject to change.

The banking industry is extensively regulated at the federal and state levels. Insured financial institutions and their holding companies are subject to comprehensive regulation and supervision by financial regulatory authorities covering all aspects of their organization, management and operations. Currently, the Bank is subject to supervision and regulation by the OCC, the FDIC and the CFPB. In addition, the Federal Reserve is responsible for supervising and regulating all savings and loan holding companies that were formerly regulated by the OTS, including us. The Federal Reserve is also authorized to impose capital requirements on savings and loan holding companies and subject such companies to new and potentially heightened examination and reporting requirements. Savings and loan holding companies, including us, are also required to serve as a source of financial strength to their financial institution subsidiaries. The OCC is the primary regulator of the Bank and its affiliated entities. In addition to its regulatory powers, the OCC has significant enforcement authority that it can use to address banking practices that it believes to be unsafe and unsound, violations of laws, and capital and operational deficiencies. The FDIC also has significant regulatory authority over the Bank and may impose further regulation at its discretion for the protection of the DIF. Such regulation and supervision are intended primarily for the protection of the DIF and for the Bank’s depositors and borrowers, and are not intended to protect the interests of investors in our securities. The CFPB is responsible for enforcement of the principal federal consumer protection laws over institutions that have assets of $10 billion or more, such as the Bank.

Further, the Bank’s business is affected by consumer protection laws and regulation at the state and federal level, including a variety of consumer protection provisions, many of which provide for a private right of action and pose a risk of class action lawsuits. In the current environment, there have been, and will likely be, significant changes to the banking and financial institutions regulatory regime in light of recent government intervention in the financial services industry, and it is not possible to predict the impact of all such changes on our results of operations. Changes to, or in the interpretation or implementation of, statutes, regulations or policies, heightened regulatory scrutiny, requirements or expectations, implementation of new government programs and plans, and changes to judicial interpretations of statutes or regulations could affect us in substantial and unpredictable ways. For example, regulators’ views of capital adequacy has been evolving, and while we have historically operated at lower Tier 1 capital levels, we are currently operating at higher Tier 1 capital ratios. While we intend to operate at a Tier 1 capital ratio of greater than 9.00 percent, our Tier 1 capital ratio decreased to 8.95 percent at December 31, 2011 as a result of the DOJ Agreement. However, at January 31, 2012, we were operating at a Tier 1 capital ratio of greater than 9.00 percent and we do not currently intend to operate at lower Tier 1 capital ratios in the future. Among other things, such changes, as well as the implementation of such changes, could result in unintended consequences and could subject us to additional costs, constrain our resources, limit the types of financial services and products that we may offer, increase the ability of non-banks to offer competing financial services and products, and/or reduce our ability to effectively hedge against risk. See further information in Item 1. Business — Regulation and Supervision.

Financial services reform legislation has resulted in, among other things, numerous restrictions and requirements which could negatively impact our business and increase our costs of operations.

The Dodd-Frank Act was signed into law on July 21, 2010 and has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. As a result, various federal agencies were required to adopt a broad range of new implemention rules and regulations and are given significant discretion in drafting the implemention rules and regulations. Consequently, it is difficult to predict the ultimate impact of Dodd-Frank Act on us or the Bank, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs and potentially our interest expense. Moreover, the Dodd-Frank Act did not address reform of the GSEs. While options for the reform of the GSEs have been released no specific reform proposal has been enacted. The results of any such reform, and its effect on us, are difficult to predict and may result in unintended consequences.

We and the Bank are subject to the restrictions and conditions of the Supervisory Agreements. Failure to comply with the Supervisory Agreements could result in further enforcement action against us, which could negatively affect our results of operations and financial condition.

We and the Bank are subject to the Supervisory Agreements, which require that we and the Bank separately take certain actions to address issues identified by the OTS, as further described in our Current Report on Form 8-K filed with the SEC on January 28, 2010. While we believe that we have taken numerous steps to comply with, and intend to comply in the future with, the requirements of the Supervisory Agreements, failure to comply with the Supervisory Agreements in the time frames provided, or at all, could result in additional enforcement orders or penalties from our regulators, which could include further restrictions on us or the Bank, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank. Such actions, if initiated, could have a material adverse effect on our operating results and liquidity.

Increases in deposit insurance premiums and special FDIC assessments will adversely affect our earnings.

Since late 2008, the economic environment has caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the DIF. As a result, we were required to pay higher deposit insurance premiums and special assessments that adversely affected our earnings. In addition, the Dodd-Frank Act required the FDIC to substantially revise its regulations for determining the amount of an institution’s deposit insurance premiums. The Dodd-Frank Act also made changes, among other things, to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to financial institutions when the reserve ratio exceeds certain thresholds. Effective April 1, 2011, the FDIC implemented a new assessment rate schedule, which included changing the deposit insurance assessment base to an amount equal to the insured institution’s average consolidated total assets during the assessment period minus average tangible equity and assessment rate schedule by using a scorecard that combines CAMELS ratings with certain forward looking information. These changes resulted in increases to our FDIC deposit insurance premiums, and we could be subject to higher deposit insurance premiums and special assessments in the future that could adversely affect our earnings.

Financial institutions are subject to heightened regulatory scrutiny with respect to bank secrecy and anti-money laundering statutes and regulations.

In recent years, regulators have intensified their focus on bank secrecy and anti-money laundering and statutes, regulations and compliance requirements. There is also increased scrutiny of the Bank’s compliance with the rules enforced by OFAC. In order to comply with regulations, guidelines and examination procedures in this area, we have been required to revise policies and procedures and install new systems. We cannot be certain that the policies, procedures and systems we have in place are flawless. Therefore, there is no assurance that in every instance we are in full compliance with these requirements.

The impact of the new Basel III capital standards is uncertain.

In December 2010, the Basel Committee issued its framework for strengthening capital and liquidity requirements (together, “Basel III”). Basel III imposes, if implemented by U.S. bank regulatory agencies, new minimum capital requirements on banking institutions, as well as a capital conservation buffer and, if applicable, a countercyclical capital buffer that can be used by banks to absorb losses during periods of financial and economic stress. In addition, Basel III limits the inclusion of mortgage servicing rights and deferred tax assets to 10 percent of Common Equity Tier 1 (as defined in the Basel III final framework, “CET1”), individually, and 15 percent of CET1, in the aggregate. Our mortgage servicing rights and deferred tax assets currently significantly exceed the limit, and there is no assurance that they will be includable in CET1 in the future. Basel III also proposes minimum liquidity measures.

The U.S. bank regulatory agencies have indicated that they expect to propose regulations implementing Basel III in the near future, and the Basel Committee is considering further amendments to Basel III. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010, but may result in higher capital and liquidity requirements which could have an adverse effect on our results of operations and financial condition.

We may not be able to resume making future payments of dividends on our capital stock and interest on trust preferred securities.

On January 24, 2012, we announced that we intended to provide notice to the U.S. Treasury to exercise our contractual right to defer our regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program. We also announced that we intend to exercise our contractual right to defer interest payments with respect to our trust preferred securities as well. As a result of such deferrals, we are prohibited from making dividend payments on our capital stock. There can be no assurances that we will be able to restore making these dividend and interest payments in the future, and our inability to do so after a number of quarters may cause us to default on those obligations.

Under the terms of the TARP, as long as the preferred stock issued to U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock and preferred stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

In addition, our ability to make dividend payments is subject to the limitations set forth in the Supervisory Agreements. Pursuant to the Bancorp Supervisory Agreement, we must receive the prior written non-objection of the Federal Reserve in order to pay dividends, including the alternate dividend amount. Also, under Michigan law, we are prohibited from paying dividends on our capital stock if, after giving effect to the dividend, (i) we would not be able to pay our debts as they become due in the usual course of business or (ii) our total assets would be less than the sum of our total liabilities plus the preferential rights upon dissolution of stockholders with preferential rights on dissolution which are superior to those receiving the dividend.

Operational Risk

We depend on our institutional counterparties to provide services that are critical to our business. If one or more of our institutional counterparties defaults on its obligations to us or becomes insolvent, it could have a material adverse affect on our earnings, liquidity, capital position and financial condition.

We face the risk that one or more of our institutional counterparties may fail to fulfill their contractual obligations to us. We believe that our primary exposures to institutional counterparty risk are with third-party providers of credit enhancement on the mortgage assets that we hold in our investment portfolio, including mortgage insurers and financial guarantors, issuers of securities held on our Consolidated Statements of Financial Condition, and derivatives counterparties. Counterparty risk can also adversely affect our ability to acquire, sell or hold MSRs in the future. For example, because MSRs are a contractual right, we may be required to sell the mortgage servicing rights to counterparties. The challenging mortgage and credit market conditions have adversely affected, and will likely continue to adversely affect, the liquidity and financial condition of a number of our institutional counterparties, particularly those whose businesses are concentrated in the mortgage industry. One or more of these institutions may default in its obligations to us for a number of reasons, such as changes in financial condition that affect their credit ratings, a reduction in liquidity, operational failures or insolvency. Several of our institutional counterparties have experienced economic hardships and liquidity constraints. These and other key institutional counterparties may become subject to serious liquidity problems that, either temporarily or permanently, negatively affect the viability of their business plans or reduce their access to funding sources. The financial difficulties that a number of our institutional counterparties are currently experiencing may negatively affect the ability of these counterparties to meet their obligations to us and the amount or quality of the products or services they provide to us. A default by a counterparty with significant obligations to us could result in significant financial losses to us and could have a material adverse effect our ability to conduct our operations, which would adversely affect our earnings, liquidity, capital position and financial condition. In addition, a default by a counterparty may require us to obtain a substitute counterparty which may not exist in this economic climate and which may, as a result, cause us to default on our related financial obligations.

We use estimates in determining the fair value of certain of our assets and liabilities, which estimates may prove to be incorrect and result in significant declines or increases in valuation.

A portion of our assets and liabilities are carried on our Consolidated Statements of Financial Condition at fair value, including our MSRs, certain mortgage loans held-for-sale, trading assets, available-for-sale securities, derivatives, and the future obligations arising from our settlement with the DOJ. Generally, for assets that are reported at fair value, we use quoted market prices, when available or internal valuation models that utilize observable market data inputs to estimate their fair value. In certain cases, observable market prices and data may not be readily available or their availability may be diminished due to market conditions. We use financial models to value certain of these assets. For the liability arising from our settlement with the DOJ, we utilize a discounted cash flow model based on our near term financial projections and long-term growth expectations. These models are complex and use asset specific collateral data and market inputs for interest rates. We cannot assure you that the models or the underlying assumptions will prove to be predictive and remain so over time, and therefore, actual results may differ from our models. Any assumptions we use are complex as we must make judgments about the effect of matters that are inherently uncertain and actual experience may differ from our assumptions. Different assumptions could result in significant declines in valuation, which in turn could result in significant declines or increases in the dollar amount of assets or increases in the liabilities we report on our Consolidated Statements of Financial Condition.

Our HELOC funding reimbursements have been negatively impacted by loan losses.

Our two securitizations involving HELOCs have experienced more losses than originally expected. As a result, the note insurer relating thereto determined that the status of such securitizations should be changed to “rapid amortization.” Accordingly, we are not reimbursed by the issuers of those securitizations for draws that are required to fund under the HELOC loan documentation until after the issuer expenses and note holders are paid in full (of which an aggregate $97.1 million is outstanding as of December 31, 2011) and the note insurer is reimbursed for any amounts owed. Consequently, this status change will likely result in us not receiving reimbursement for all funds that have advanced to date or may be required to advance in the future. As of December 31, 2011, we had advanced a total of $56.5 million of funds under these arrangements, which are referred to as “transferors’ interests.” Our potential future funding obligations are dependent upon a number of factors specified in our HELOC loan agreements, which obligations as of December 31, 2011 are $5.4 million after excluding unfunded commitment amounts that have been frozen or suspended pursuant to the terms of such loan agreements. We continually monitor the credit quality of the underlying borrower to ensure that they meet their original obligations under their HELOCs, including with respect to the collateral value. We determined that the transferor’s interests had deteriorated to the extent that, under accounting guidance ASC Topic 450, Contingencies, a liability was required to be recorded. Liabilities of $1.5 million and $7.6 million were recorded on our HELOC securitizations closed in 2005 and 2006, respectively, to reflect the expected liability arising from losses on future draws associated with these securitizations, of which balances of $0.3 million and $0.6 million, respectively, remained at December 31, 2011. There can be no assurance that we will not suffer additional losses on the transferors’ interests or that additional liabilities will not be recorded.

Our representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, formerly known as the secondary market reserve, which is a liability on the Consolidated Statements of Financial Condition, to reflect best estimate of expected losses that have been incurred on loans that we have sold or securitized into the secondary market, including to the securitized trusts in our private-label securitizations and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Our representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case, these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans. We also make increases to the representation and warranty reserve based on current loan sales which reduces our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve – change in estimate. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have an adverse effect on our financial condition and results of operations.

We may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition.

When mortgage loans are sold, whether as whole loans or pursuant to a securitization, we are required to make customary representations and warranties to purchasers, guarantors and insurers, including the GSEs and Ginnie Mae, about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach these representations or warranties. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. With respect to loans that are originated through our broker or correspondent channels, the remedies available against the originating broker or correspondent, if any, may not be as broad as the remedies available to a purchasers, guarantors and insurers of mortgage loans against us, which also faces further risk that the originating broker or correspondent, if any, may not have financial capacity to perform remedies that otherwise may be available. Therefore, if a purchasers, guarantors or insurers enforce their remedies against us, we may not be able to recover losses from the originating broker or correspondent. If repurchase and indemnity demands increase and such demands are valid claims, the liquidity, results of operations and financial condition may be adversely affected.

Our home lending profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.

Mortgage production, especially refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates, the low interest rate environment likely will not continue indefinitely. When interest rates increase, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to our dependence on the interest rate environment, we are dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans or securities into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the GSEs and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are government-sponsored enterprises whose activities are governed by federal law, any future changes in laws that significantly affect the activity of the GSEs could, in turn, adversely affect our operations. In September 2008, the GSEs were placed into conservatorship by the U.S. government. Although to date, the conservatorship has not had a significant or adverse effect on our operations; it is currently unclear whether further changes would significantly and adversely affect our operations. The Obama administration and others have provided options to reform the GSEs, but the results of any such reform, and their impact on us, are difficult to predict. To date, no reform proposal has been enacted. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by the GSEs and Ginnie Mae and other institutional and non-institutional investors. Our ability to remain eligible to originate and securitize government insured loans may also depend on having an acceptable peer-relative delinquency ratio for Federal Housing Administration (the “FHA”) loans and maintaining a delinquency rate with respect to Ginnie Mae pools that are below Ginnie Mae guidelines. In the case of Ginnie Mae pools, the Bank has repurchased delinquent loans to maintain compliance with the minimum required delinquency ratios. Although these loans are typically insured as to principal by FHA, such repurchases increase our liquidity needs, and there can be no assurance that we will have sufficient liquidity to continue to purchase such loans out of the Ginnie Mae pools. In addition, due to our unilateral ability to repurchase such loans out of the Ginnie Mae pools, we are required to account for them on our balance sheet whether or not we choose to repurchase them, which could adversely affect our capital ratios.

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

As a holding company without significant assets other than the capital stock of the Bank, our ability to service our debt or preferred stock obligations, including payment of interest on debentures issued as part of capital raising activities using trust preferred securities, the obligation to make payments under the DOJ litigation settlement and the payment of dividends on the preferred stock we issued to the U.S. Treasury, is dependent upon available cash on hand and the receipt of dividends from the Bank on such capital stock. The declaration and payment of dividends by the Bank on all classes of its capital stock is subject to the discretion of the board of directors of the Bank and to applicable regulatory and legal limitations, including the prior written non-objection of the OCC under the Bank Supervisory Agreement. If the earnings of our subsidiaries are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to service our debt or our preferred stock obligations, which could have a material adverse effect of our financial condition and results of operations. Furthermore, the Federal Reserve has the authority, and under certain circumstances the duty, to prohibit or to limit the payment of dividends by the holding companies they supervise, including us. See Item 1. Business — Regulation and Supervision — Payment of Dividends and Item 1. Business — Recent Developments — Deferral of Dividends and Interest Payments.

We may be exposed to other operational, legal and reputational risks.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees, disputes with employees and contractors, customers or outsiders, litigation, unauthorized transactions by employees or operational errors. Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security, corporate governance and foreclosure practices, or our involvement in government programs, such as the TARP Capital Purchase Program, and may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. This negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. For example, current public opinion regarding defects in the foreclosure practices of financial institutions may lead to an increased risk of consumer litigation, uncertainty of title, a depressed market for non-performing assets and indemnification risk from our counterparties, including the GSEs and Ginnie Mae.

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

A significant portion of our mortgage loan portfolio is geographically concentrated in certain states, including California, Michigan, Florida, Washington, Colorado, Texas and Arizona, which collectively represent approximately 69.7 percent of mortgage loans held-for-investment balance at December 31, 2011. In addition, 44.5 percent of commercial real estate loans are in Michigan at December 31, 2011. Continued adverse economic conditions in these markets could cause delinquencies and charge-offs of these loans to increase, likely resulting in a corresponding and disproportionately large decline in revenues and demand for our services and an increase in credit risk and the value of collateral for our loans to decline, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

We could, as a result of a stock offering or future trading activity in common stock, experience an “ownership change” for tax purposes that could cause us to permanently lose a portion of U.S. federal deferred tax assets.

As of December 31, 2011, our net deferred tax assets were approximately $383.8 million and $53.2 million, respectively, which includes both federal and state operating losses. These net deferred tax assets were fully offset by valuation allowances of the same amounts. As of December 31, 2011, our federal net operating loss carry forwards totaled approximately $969.7 million, which gave rise to $339.4 million of federal deferred tax assets. Our ability to use our deferred tax assets to offset future taxable income will be significantly limited if we experience an “ownership change” as defined for U.S. federal income tax purposes. MP Thrift, our controlling stockholder, held approximately 64.1 percent of common stock as of December 31, 2011. As a result, issuances or sales of common stock or other securities in the future or certain other direct or indirect changes in ownership, could result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code imposes restrictions on the use of a corporation’s net operating losses, certain recognized built-in losses, and other carryovers after an “ownership change” occurs. An “ownership change” is generally a greater than 50 percentage point increase by certain “five percent shareholders” during the testing period, which is generally the three year-period ending on the transaction date. Upon an “ownership change,” a corporation generally is subject to an annual limitation on its prechange losses and certain recognized built-in losses equal to the value of the corporation’s market capitalization immediately before the “ownership change” multiplied by the long-term tax-exempt rate (subject to certain adjustments). The annual limitation is increased each year to the extent that there is an unused limitation in a prior year. Since U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation also effectively provides a cap on the cumulative amount of prechange losses and certain recognized built-in losses that may be utilized. Prechange losses and certain recognized built-in losses in excess of the cap are effectively lost.

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

Even if there is an “ownership change,” and part or all of our deferred tax assets would be limited, our obligations under the terms of the DOJ Agreement would not be relieved. Moreover, if we or the Bank are party to a business transaction so large that it causes the deferred tax asset to be completely eliminated, then 12 months following the transaction we, or our successor, are required to begin making the Additional Payments required under the DOJ Agreement, for more information see Item 1. Business — Recent Developments.

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

Our network and computer systems on which we depend could fail, experience an interruption, or breach in security.

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

To date we have not experienced any material incidents relating to cyber-security or other forms of information security breaches, although there can be no assurance that we will not suffer such losses in the future given the rapidly expanding and evolving cybersecurity threats that exists today. This is especially true because techniques used tend to change frequently or would not be recognized until launched, and attacks can originate from a wide array of sources, including unrelated third parties. These risks may increase in the future given our expanded geographic footprint and increased emphasis on internet based products and services, including mobile banking and mobile payments. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats.

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

Our common stock is currently listed on the NYSE. The NYSE generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to the NYSE, if another company owns more than 50 percent of the voting power of a listed company, that company is considered a “controlled company” and exempt from rules relating to independence of the board of directors and the compensation and nominating committees. We are a controlled company because MP Thrift beneficially owns more than 50 percent of our outstanding voting stock. A majority of the directors on the compensation and nominating committees are affiliated with MP Thrift. MP Thrift has the right, if exercised, to designate a majority of the directors on the board of directors. Our stockholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the NYSE.

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

We are subject to a number of legal or regulatory proceedings which can be complicated and slow moving, thus making them difficult to predict.

At any given time, we are defending ourselves against a number of legal and regulatory proceedings, given the heightened scrutiny placed on banks and mortgage originators and servicers. Proceedings or actions brought against us may result in judgments, settlements, fines, penalties, injunctions, business improvement orders, or other results adverse to us, which could materially and negatively affect our businesses, financial condition, results of operations, and may require material changes in our business, or cause us reputational harm. Moreover, claims asserted against us can be highly complicated and slow to develop, thus making the outcome of such proceedings difficult to predict or estimate early in the process. As a participant in the financial services industry, it is likely that we will continue to experience a high level of litigation and regulatory scrutiny and investigations relating to our business and operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At December 31, 2011, we operated through the headquarters in Troy, Michigan, a regional office in Jackson, Michigan, 113 banking centers in Michigan and 27 home lending centers in 13 states. We also maintain eight wholesale lending offices. Our banking centers consist of 66 free-standing office buildings, 17 in-store banking centers and 30 centers in buildings in which there are other tenants, typically strip malls and similar retail centers. During the fourth quarter 2011, we completed the sale or lease of the 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”) and 22 banking centers in Indiana to First Financial Bank, N.A. (“First Financial”).

We own the buildings and land for 77 of our offices, own the building, but lease the land for one office, and lease the remaining 26 offices. The offices that we lease have lease expiration dates ranging from 2012 to 2019.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings incident to our business. See Note 2 — Recent Developments — Agreement with U.S. Department of Justice and Note 30 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, which are incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE under the trading symbol FBC. At December 31, 2011, there were 555,775,639 shares of our common stock outstanding held by approximately 29,484 stockholders of record.

Dividends

The following table shows the high and low closing prices for our common stock during each calendar quarter during 2011 and 2010, and the cash dividends per common share declared during each such calendar quarter. We have not paid dividends on our common stock since the fourth quarter of 2007. The amount of and nature of any dividends declared on our common stock in the future will be determined by our board of directors in their sole discretion. Our board of directors has suspended any future dividend on our common stock until the capital markets normalize and residential real estate shows signs of improvement. Moreover, we are prohibited from increasing dividends on our common stock above $0.05 per share without the consent of U.S. Treasury pursuant to the terms of the TARP Capital Purchase Program and are subject to further restrictions under the Bancorp Supervisory Agreement. In addition, we are prohibited from paying dividends on our common stock so long as we have deferred and unpaid dividends on our preferred stock issues to the U.S. Treasury under the TARP Capital Purchase Program and deferred and unpaid interest on our trust preferred securities.

Quarter Ending	Highest Closing Price	Lowest Closing Price	Dividends Declared in the Period
December 31, 2011	$0.85	$0.46	$—
September 30, 2011	1.25	0.47	—
June 30, 2011	1.56	1.14	—
March 31, 2011	1.82	1.45	—
December 31, 2010	2.64	1.16	—
September 30, 2010	3.52	1.81	—
June 30, 2010	8.40	3.14	—
March 31, 2010	9.80	5.70	—

For information regarding restrictions on our payment of dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.

Equity Compensation Plan Information

The following table sets forth certain information with respect to securities to be issued under our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans approved by security holders(1)	1,112,725	$18.10	19,202,603
Equity Compensation Plans not approved by security holders	—	—	—

Total	1,112,725	$18.10	19,202,603

(1)	Consists of our 2006 Equity Incentive Plan (the “2006 Plan”), which provides for the granting of stock options, incentive stock options, cash-settled stock appreciation rights, restricted stock units, performance shares and performance units and other awards. The 2006 Plan consolidated, merged, amended and restated our 1997 Employees and Directors Stock Option Plan, 2000 Stock Incentive Plan, and 1997 Incentive Compensation Plan. Awards still outstanding under any of the prior plans will continue to be governed by their respective terms. Under the 2006 Plan, the exercise price of any option granted must be at least equal to the fair value of our common stock on the date of grant. Non-qualified stock options granted to directors expire five years from the date of grant. Grants other than non-qualified stock options have term limits set by the board of directors in the applicable agreement. All securities remaining for future issuance represent option and stock awards available for award under the 2006 Plan.

Sale of Unregistered Securities

We made no unregistered sales of our equity securities during the fiscal year ended December 31, 2011 that have not previously been reported.

Issuer Purchases of Equity Securities

We did not purchase shares of our common stock in the fourth quarter of 2011.

Performance Graph

CUMULATIVE TOTAL STOCKHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDICES

DECEMBER 31, 2006 THROUGH DECEMBER 31, 2011

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Nasdaq Financial	100	84	50	63	84	61
Nasdaq Bank	100	78	59	48	54	47
S&P Small Cap 600	100	99	67	83	104	104
Russell 2000	100	97	63	79	99	94
Flagstar Bancorp	100	47	5	4	1	0

ITEM 6. SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data and percentages)
Summary of Consolidated
Statements of Operations:
Interest income	$465,409	$532,781	$696,865	$777,997	$905,509
Interest expense	220,036	322,118	477,798	555,472	695,631

Net interest income	245,373	210,663	219,067	222,525	209,878
Provision for loan losses	(176,931)	(426,353)	(504,370)	(343,963)	(88,297)

Net interest (loss) income after provision for loan losses	68,442	(215,690)	(285,303)	(121,438)	121,581
Non-interest income	385,516	453,680	523,286	130,123	117,115
Non-interest expense	634,680	610,699	679,653	432,052	297,510

Loss before federal income taxes provision	(180,722)	(372,709)	(441,670)	(423,367)	(58,814)
Provision (benefit) for federal income taxes	1,056	2,104	55,008	(147,960)	(19,589)

Net loss	(181,778)	(374,813)	(496,678)	(275,407)	(39,225)
Preferred stock dividends/accretion	(17,165)	(18,748)	(17,124)	—	—

Net loss attributable to common stock	$(198,943)	$(393,561)	$(513,802)	$(275,407)	$(39,225)

Loss per share:
Basic(1)	$(0.36)	$(2.44)	$(16.17)	$(38.20)	$(6.40)

Diluted(1)	$(0.36)	$(2.44)	$(16.17)	$(38.20)	$(6.40)

Dividends per common share	$—	$—	$—	$—	$0.35

Dividend payout ratio	—	—	—	—	N/M

Note:    N/M — not meaningful.

(1)	Restated for a one-for-ten reverse stock split announced and effective May 27, 2010.

	At or for the Years Ended December 31,
	2011	2010		2009	2008		2007
	(Dollars in thousands, except per share data and percentages)
Summary of Consolidated Statements of Financial Condition:
Total assets	$13,637,473	$13,643,504		$14,013,331	$14,203,657		$15,791,095
Mortgage-backed securities held-to-maturity	—	—		—	—		1,255,431
Loans receivable, net	10,420,739	10,291,435		9,964,908	10,566,801		11,645,707
Mortgage servicing rights	510,475	580,299		652,374	520,763		413,986
Total deposits	7,689,988	7,998,099		8,778,469	7,841,005		8,236,744
FHLB advances	3,953,000	3,725,083		3,900,000	5,200,000		6,301,000
Security repurchase agreements	—	—		108,000	108,000		108,000
Long-term debt	248,585	248,610		300,182	248,660		248,685
Stockholders’ equity(1)	1,079,716	1,259,663		596,724	472,293		692,978
Other Financial and Statistical Data
Tier 1 capital ratio(2)	8.95%	9.61%		6.19%	4.95	%(3)	5.78%
Total risk-based capital ratio(2)	16.64%	18.55%		11.68%	9.10	%(3)	10.66%
Equity-to-assets ratio (end of period)	7.92%	9.23%		4.26%	3.33%		4.39%
Equity-to-assets ratio (average for period)	8.88%	7.66%		5.15%	4.86%		4.71%
Book value per share(4)	$1.48	$1.83		$7.53	$56.50		$115.00
Shares outstanding (000’s)(4)	555,776	553,313		46,877	8,363		6,027
Average shares outstanding (000’s)(4)	554,343	161,565		31,766	7,215		6,115
Residential first mortgage loans originated	$26,612,800	$26,560,810		$32,330,658	$27,990,118		$25,711,438
Other loans originated	700,969	40,420		44,443	316,471		981,762
Mortgage loans sold and securitized	27,451,362	26,506,672		32,326,643	27,787,884		24,255,114
Mortgage loans serviced for others	63,770,676	56,040,063		56,521,902	55,870,207		32,487,337
Capitalized value of mortgage servicing rights	0.80%	1.04%		1.15%	0.93%		1.27%
Interest rate spread — consolidated	1.85%	1.43%		1.51%	1.71%		1.33%
Net interest margin — consolidated	2.07%	1.67%		1.58%	1.67%		1.40%
Interest rate spread — bank only	1.86%	1.45%		1.55%	1.76%		1.39%
Net interest margin — bank only	2.13%	1.75%		1.68%	1.78%		1.50%
Return on average assets	(1.49)%	(2.81)%		(3.24)%	(1.83)%		(0.24)%
Return on average equity	(16.78)%	(36.63)%		(62.87)%	(37.66)%		(5.14)%
Efficiency ratio	100.6%	91.9%		91.6%	122.5%		124.6%
Efficiency ratio (credit-adjusted)(5)	64.8%	61.9%		70.4%	97.3%		118.2%
Net charge off ratio	2.14%	9.34	%(6)	4.20%	0.79%		0.38%
Ratio of allowance to investment loans(7)	4.52%	4.35%		6.79%	4.14%		1.28%
Ratio of non-performing assets to total assets(7)	4.43%	4.35%		9.24%	5.97%		1.91%
Ratio of allowance to non-performing loans held-for-investment(7)	65.1%	86.1%		48.9%	52.1%		52.8%
Number of banking centers	113	162		165	175		164
Number of home loan centers	27	27		32	121		156

(1)	Includes preferred stock totaling $254.7 million, $249.2 million and $243.8 million for 2011, 2010 and 2009, respectively, no other year includes preferred stock.

(2)	Based on adjusted total assets for purposes of core capital and risk-weighted assets for purposes of total risk-based capital. These ratios are applicable to the Bank only.

(3)	On January 30, 2009, we raised additional capital amounting to $523 million through a private placement and the TARP. As a result of the capital received, the OCC provided the Bank with written notification that the Bank’s capital category at December 31, 2008, remained “well capitalized.”

(4)	Restated for a one-for-ten reverse stock split announced May 27, 2010 and completed on May 28, 2010.

(5)	See “Use of Non-GAAP Financial Measures.”

(6)	At December 31, 2010, net charge-off ratio to average loans held-for-investment ratio was 4.82 percent excluding the loss recorded on the non-performing loan sale.

(7)	Bank only and does not include non-performing loans held-for-sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Segments

Our business is comprised of two operating segments — banking and home lending. Our banking operation currently offers a line of consumer and commercial financial products and services to individuals, small and middle market businesses and large corporate borrowers. Our home lending operation originates, acquires, sells and services mortgage loans on one-to-four family residences. Each operating segment supports and complements the operations of the other, with funding for the home lending operation primarily provided by deposits and borrowings obtained through banking operations. For financial information regarding our two operating segments, see Note 31 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, herein. A discussion of our two operating segments is set forth below.

Banking Operation.  We provide a full range of banking services to consumers and small businesses throughout Michigan. During the fourth quarter 2011, we completed the sale or lease of 27 banking centers in Georgia to PNC and 22 banking centers in Indiana to First Financial. Our banking operation involves the gathering of deposits and investing those deposits in duration-matched assets consisting primarily of mortgage loans originated by our home lending operation. The banking operation holds these loans in its loans held-for-investment portfolio to earn income based on the difference, or “spread,” between the interest earned on loans and investments and the interest paid for deposits and other borrowed funds. At December 31, 2011, we operated a network of 113 banking centers and provided banking services to approximately 94,000 households.

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

BANKING OPERATION

	At or for the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net interest income	$144,781	$124,521	$127,117
Net gain on sale revenue	22,676	6,689	8,556
Other income	32,169	47,522	85,757
Loss before taxes	(211,514)	(589,396)	(596,521)
Identifiable assets	11,445,959	11,269,376	12,629,589

HOME LENDING OPERATION

	At or for the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net interest income	$100,592	$86,142	$91,950
Net gain on sale revenue	313,974	366,517	503,225
Other income (loss)	16,697	32,952	(74,252)
Earnings before taxes	30,792	216,687	154,851
Identifiable assets	5,011,514	5,399,128	4,233,742

Summary of Operations

Our net loss applicable to common stockholders for 2011 of $198.9 million (loss of $0.36 per diluted share) represents a decrease from the loss of $393.6 million (loss of $2.44 per diluted share) we incurred in 2010. The net loss during 2011 in comparison to 2010 was affected by the following factors:

•	Net interest margin improved to 2.07 percent from 1.67 percent for the year ended December 31, 2010;

•	Net interest income increased by $34.7 million to $245.4 million for the year ended December 31, 2011, primarily due to a decline in our cost of funds;

•	Provision for loan losses decreased by 58.5 percent from the year ended December 31, 2010, to $176.9 million, primarily due to a lower level of charge-offs of residential first mortgage loans;

•

Net loan administration income (including the off-balance sheet hedges of mortgage servicing rights) and gain (loss) on trading securities (including the on-balance sheet hedges of mortgage servicing rights), increased $81.9 million from the year ended December 31, 2010, to $94.6 million, primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance;

•

Asset resolution expense related to non-performing residential first mortgage and commercial loans decreased by 20.5 percent, to $128.3 million, primarily due to a decrease in our provision for losses on real estate owned;

•	Restructured $1.0 billion in FHLB advances resulting in lower interest rates; and

•

Representation and warranty reserve — change in estimate increased $88.5 million to $150.1 million for the year ended December 31, 2011, due to a change in estimates of expected repurchases in response to changes in the pattern of repurchase requests made principally by the GSEs and Ginnie Mae.

Net Interest Income

On June 30, 2011, we implemented a reclassification in the treatment of amounts due from Federal Housing Administration (“FHA”) relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the year ended December 31, 2010, was an increase in net interest income of $35.0 million, with an offsetting increase to asset resolution expense and an increase in net interest margin of 11 basis points.

Net interest income is primarily the dollar value of the average yield we earn on the average balances of our interest-earning assets, less the dollar value of the average cost of funds we incur on the average balances of our interest-bearing liabilities. Interest income recorded on loans is reduced by the amortization net premiums and net deferred loan origination costs.

2011.  Net interest income represented 38.9 percent of our total revenue in 2011 as compared to 31.7 percent in 2010. For the year ended December 31, 2011, we had an average balance of $11.8 billion of interest-earning assets, of which $9.9 billion were loans receivable. The decline in average interest-earning assets reflects a $1.0 billion decline in average loans held-for-investment. Average-interest bearing liabilities totaled $10.5 billion for the year ended December 31, 2011, as compared to $11.4 billion for the year ended December 31, 2010. The decline of $0.9 billion reflects a $585.7 million decrease in average deposits and a $229.5 million decrease in average FHLB advances for the year ended December 31, 2011, as compared to the year ended December 31, 2010.

The decrease in interest income was due to the fact that our residential first mortgage loans held-for-investment continue to run-off, and was only partially offset by new originations in loan portfolios.

Interest expense decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010. We continue to replace maturing retail certificates of deposit with core money market and savings accounts and lower yielding certificates of deposits. The average cost of interest-bearing liabilities decreased 73 basis points from 2.82 percent for the year ended December 31, 2010 to 2.09 percent for the year ended December 31, 2011, while the average yield on interest-earning assets decreased 31 basis points (7.3 percent), from 4.25 percent for the year ended December 31, 2010 to 3.94 percent for the year ended December 31, 2011. As a result, our interest rate spread was 1.85 percent for the year ended December 31, 2011, as compared to 1.43 percent for the year ended December 31, 2010. Net interest margin for the year ended December 31, 2011 increased to 2.07 percent, as compared to 1.67 percent the year ended December 31, 2010. The Bank recorded a net interest margin of 2.13 percent for the year ended December 31, 2011, as compared to 1.75 percent for the year ended December 31, 2010.

2010.  Net interest income decreased in 2010 compared to 2009. Net interest income represented 31.7 percent of our total revenue in 2010 as compared to 29.5 percent in 2009. For the year ended December 31, 2010, we had an average balance of $12.5 billion of interest-earning assets, of which $10.5 billion were loans receivable. Average-interest bearing liabilities totaled $11.4 billion for the year ended December 31, 2010, as compared to $13.5 billion for the year ended December 31, 2009.

Interest income decreased in 2010, compared to 2009 and offsetting the decrease in interest income was a decrease in our cost of funds. Our interest income also includes the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. For more information see Item 1. — Business — Operating Segments — Home Lending Operation — Underwriting. The amount of negative amortization included in our interest income during the years ended December 31, 2010 and 2009 was $2.1 million and $4.3 million, respectively. The average cost of interest-bearing liabilities decreased 71 basis points (20.1 percent) from 3.53 percent during 2009 to 2.82 percent in 2010, while the average yield on interest-earning assets decreased 79 basis points (15.7 percent) from 5.04 percent during 2009 to 4.25 percent in 2010. As a result, our interest rate spread during 2010 was 1.43 percent at year-end. The decrease of our interest rate spread during the year, together with a decrease in non-performing loans of $753.2 million, from $1.1 billion in 2009 as compared to $318.4 million in 2010 positively impacted our consolidated net interest margin, resulting in an increase for 2010 to 1.67 percent from 1.58 percent for 2009. The Bank recorded a net interest margin of 1.75 percent in 2010, as compared to 1.68 percent in 2009.

The following tables present on a consolidated basis (rather than on a Bank-only basis) interest income from average earning assets, expressed in dollars and yields, and interest expense on average interest-bearing liabilities, expressed in dollars and rates. Interest income recorded on our loans is adjusted by the amortization of net premiums, net deferred loan origination costs and the amount of negative amortization (i.e., capitalized interest) arising from our option ARM loans. Interest income from earning assets was reduced by $1.0 million, $0.9 million and $5.9 million of amortization of net premiums and net deferred loan origination costs in 2011, 2010 and 2009, respectively. Non-accruing loans were included in the average loans outstanding. The amount of net negative amortization included in our interest income during 2011, 2010 and 2009 were $2.2 million, $2.1 million and $4.3 million, respectively.

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$1,928,339	$83,025	4.31%	$1,945,913	$91,321	4.69%	$2,743,218	$142,229	5.18%
Loans repurchased with government guarantees	1,784,927	56,916	3.19%	1,307,070	35,045	2.68%	215,345	7,527	3.50%
Loans held-for-investment
Consumer loans(3)	4,830,127	221,006	4.58%	5,776,292	279,370	4.84%	6,745,808	351,041	5.20%
Commercial loans(3)	1,373,566	66,075	4.74%	1,466,241	69,034	4.64%	1,742,846	86,169	4.88%

Loans held-for-investment	6,203,693	287,081	4.61%	7,242,533	348,404	4.80%	8,488,654	437,210	5.14%
Securities classified as available-for- sale or trading	752,871	35,602	4.73%	1,076,610	55,832	5.19%	2,048,748	107,486	5.25%
Interest-bearing deposits and other	1,133,840	2,785	0.25%	950,513	2,179	0.23%	303,396	2,413	0.80%

Total interest-earning assets	11,803,670	$465,409	3.94%	12,522,639	$532,781	4.25%	13,799,361	$696,865	5.04%
Other assets	1,544,924			1,507,533			2,068,550

Total assets	$13,348,594			$14,030,172			$15,867,911

Interest-Bearing Liabilities:
Deposits
Demand deposits	$397,988	$1,319	0.33%	$382,195	$1,928	0.50%	$303,256	$1,491	0.49%
Savings deposits	1,236,105	9,952	0.81%	761,416	6,999	0.92%	557,109	7,748	1.39%
Money market deposits	561,943	3,905	0.69%	560,237	5,157	0.92%	702,120	12,193	1.74%
Certificate of deposits	3,001,586	52,433	1.75%	3,355,041	90,952	2.71%	3,950,717	145,454	3.68%

Total retail deposits	5,197,622	67,609	1.30%	5,058,889	105,036	2.08%	5,513,202	166,886	3.03%
Demand deposits	77,702	417	0.54%	264,473	995	0.38%	117,264	589	0.50%
Savings deposits	414,394	2,647	0.64%	158,493	1,025	0.65%	86,241	665	0.77%
Certificate of deposits	296,830	1,841	0.62%	309,051	2,607	0.84%	611,453	9,737	1.59%

Total government deposits	788,926	4,905	0.62%	732,017	4,627	0.63%	814,958	10,991	1.35%
Wholesale deposits	674,856	23,032	3.41%	1,456,221	45,029	3.09%	1,791,999	63,630	3.55%

Total deposits	6,661,404	95,546	1.43%	7,247,127	154,692	2.13%	8,120,159	241,507	2.97%
FHLB advances	3,620,368	117,963	3.26%	3,849,897	154,964	4.03%	5,039,779	218,231	4.33%
Security repurchase agreements	—	—	—	79,053	2,750	3.48%	108,000	4,676	4.33%
Other	248,597	6,527	2.63%	261,333	9,712	3.72%	274,774	13,384	4.87%

Total interest-bearing liabilities	10,530,369	220,036	2.09%	11,437,410	322,118	2.82%	13,542,712	477,798	3.53%
Other liabilities	1,632,494			1,518,191			1,507,951
Stockholders’ equity	1,185,731			1,074,571			817,248

Total liabilities and stockholders equity	$13,348,594			$14,030,172			$15,867,911

Net interest-earning assets	$1,273,301			$1,085,229			$256,649

Net interest income		$245,373			$210,663			$219,067

Interest rate spread(1)			1.85%			1.43%			1.51%

Net interest margin(2)			2.07%			1.67%			1.58%

Ratio of average interest-earning assets to interest- bearing liabilities			112.1%			109.5%			101.9%

(1)	Interest rate spread is the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing loans.

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

	For the Years Ended December 31,
	2011 Versus 2010 Increase (Decrease) Due to:			2010 Versus 2009 Increase (Decrease) Due to:
	Rate	Volume	Total	Rate	Volume	Total

	(Dollars in thousands)
Interest-Earning Assets:
Loans held-for-sale	$(7,471)	$(825)	$(8,296)	$(9,570)	$(41,338)	$(50,908)
Loans repurchased with government guarantees	9,059	12,812	21,871	(10,693)	38,211	27,518
Loans held-for-investment
Consumer loans(1)	(12,603)	(45,761)	(58,364)	(20,858)	(50,813)	(71,671)
Commercial loans(1)	1,345	(4,304)	(2,959)	(3,636)	(13,499)	(17,135)

Total Loans held-for-investment	(11,258)	(50,065)	(61,323)	(24,494)	(64,312)	(88,806)
Securities classified as available-for-sale or trading	(3,441)	(16,789)	(20,230)	(651)	(51,003)	(51,654)
Interest-earning deposits and other	186	420	606	(6,270)	6,036	(234)

Total interest-earning assets	$(12,925)	$(54,447)	$(67,372)	$(51,678)	$(112,406)	$(164,084)

Interest-Bearing Liabilities:
Demand deposits	$(689)	$80	$(609)	$49	$388	$437
Savings deposits	(1,410)	4,363	2,953	(3,591)	2,842	(749)
Money market deposits	(1,268)	16	(1,252)	(4,572)	(2,464)	(7,036)
Certificate of deposits	(28,937)	(9,582)	(38,519)	(32,571)	(21,931)	(54,502)

Total retail deposits	(32,304)	(5,123)	(37,427)	(40,685)	(21,165)	(61,850)
Demand deposits	124	(702)	(578)	(334)	740	406
Savings deposits	(33)	1,655	1,622	(197)	557	360
Certificate of deposits	(663)	(103)	(766)	(2,314)	(4,816)	(7,130)

Total government deposits	(572)	850	278	(2,845)	(3,519)	(6,364)
Wholesale deposits	2,164	(24,161)	(21,997)	(6,678)	(11,923)	(18,601)

Total deposits	(30,712)	(28,434)	(59,146)	(50,208)	(36,607)	(86,815)
FHLB advances	(27,762)	(9,239)	(37,001)	(11,753)	(51,514)	(63,267)
Security repurchase agreements	—	(2,750)	(2,750)	(516)	(1,410)	(1,926)
Other	(2,712)	(473)	(3,185)	(3,198)	(474)	(3,672)

Total interest-bearing liabilities	$(61,186)	$(40,896)	$(102,082)	$(65,675)	$(90,005)	$(155,680)

Change in net interest income	$48,261	$(13,551)	$34,710	$13,997	$(22,401)	$(8,404)

Provision for Loan Losses

The provisions reflect our estimates to maintain the allowance for loan losses at a level to cover probable losses inherent in the portfolio for each of the respective periods.

2011.  The decrease in the provision during the year ended December 31, 2011, which increased the allowance for loan losses to $318.0 million at December 31, 2011 from $274.0 million at December 31, 2010, parallels a decrease in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment over 2010. Net charge-offs decreased for year ended December 31, 2011 as compared to the same period in 2010, primarily due to a lower level of charge-offs of residential first mortgage loans resulting from the sale of $80.3 million of non-performing loans completed in the first quarter of 2011 in comparison to the sale of $474.0 million in non-performing residential first mortgage loans completed during the fourth quarter of 2010. As a percentage of the average loans held-for-investment, net charge-offs for the year ended December 31, 2011 decreased to 2.14 percent from 9.34 percent in 2010.

Loan delinquencies include all loans that were delinquent for at least 30 days when a borrower fails to make a payment and or such payments is received after the first day of the month following the month of the missed payment. Total delinquent loans increased to $633.5 million at December 31, 2011, of which $488.4 million were greater than 90 days delinquent, as compared to $505.6 million at December 31, 2010, of which $318.4 million were greater than 90 days delinquent. During the year ended December 31, 2011, the increase in delinquencies primarily resulted from residential first mortgage loans as other categories of loans within the held-for-investment portfolio showed improvement including commercial real estate, commercial and industrial, second mortgage and HELOC loans. The overall delinquency rate on residential first mortgage loans increased to 12.9 percent at December 31, 2011 from 6.8 percent at December 31, 2010. This increase reflects the expected migration of current loans into delinquency status following the sale of non-performing loans during the fourth quarter 2010, which temporarily reduced the overall delinquency rate. The overall delinquency rate on commercial real estate loans decreased to 9.6 percent at December 31, 2011 from 16.9 percent at December 31, 2010, due in large part to the charge-down or movement of impaired commercial real estate to real estate owned coupled with a sale of several impaired commercial real estate loans during 2011.

2010.  The decrease in the provision during 2010 compared to 2009, reflects the increase in net charge-offs both as a dollar amount and as a percentage of the loans held-for-investment, which is offset by a decrease in overall loan delinquencies and severity of loss (i.e., loans at least 30 days past due) in 2010. In the fourth quarter of 2010, we sold or transferred to held-for-sale $578.0 million of non-performing residential first mortgages. The decrease in delinquencies was primarily due to the continued elevated level of charge-offs and the sale of non-performing loans. Net charge-offs in 2010 totaled $676.4 million as compared to $356.4 million in 2009. Approximately $327.3 million of the current year charge-offs related to the sale or transfer to held-for-sale of certain non-performing residential loans. As a percentage of the average loans held-for-investment, net charge-offs in 2010 increased to 9.3 percent from 4.2 percent in 2009. At the same time, overall loan delinquencies decreased to 8.0 percent of total loans held-for-investment at December 31, 2010 from 16.9 percent at December 31, 2009.

Loan delinquencies include all loans that were delinquent for at least 30 days. Total delinquent loans decreased to $0.5 billion at December 31, 2010, of which $0.3 billion were over 90 days delinquent and non-accruing, as compared to $1.3 billion at December 31, 2009, of which $1.1 billion were over 90 days delinquent and non-accruing. In 2010, the decrease in delinquencies impacted all categories of loans within the held-for-investment portfolio, with the exception of commercial non-real estate and HELOCs. The overall delinquency rate on residential mortgage loans decreased to 6.8 percent at December 31, 2010 from 16.7 percent at December 31, 2009, largely due to the sale of non-performing residential mortgages in the fourth quarter of 2010. The overall delinquency rate on commercial real estate loans decreased to 16.9 percent at December 31, 2010 from 26.3 percent at December 31, 2009, due in large part to the charge-down or movement of impaired commercial real estate to real estate owned.

See “Allowance for Loan Losses” in this discussion for further analysis of the provision for loan losses.

Non-Interest Income

The following table sets forth the components of our non-interest income.

	For the Years Ended December 31,
	2011	2010	2009

Loan fees and charges	$77,843	$89,535	$125,168
Deposit fees and charges	29,629	32,181	32,429
Loan administration	94,604	12,679	7,167
Net gain on trading securities	21,088	76,526	5,861
Loss on residual and transferors’ interest	(5,673)	(7,847)	(82,867)
Net gain on loan sales	300,789	296,965	501,250
Net loss on sales of mortgage servicing rights	(7,903)	(6,977)	(3,886)
Net gain on securities available-for-sale	—	6,689	8,556
Net gain on sale of assets	22,676	—	—
Total other-than-temporary (impairment) recovery	(30,456)	43,600	(67,799)
(Loss) gain recognized in other comprehensive income before taxes	6,417	(48,591)	47,052

Net impairment losses recognized in earnings	(24,039)	(4,991)	(20,747)
Representation and warranty reserve — change in estimate	(150,055)	(61,523)	(75,627)
Other fees and charges	26,557	20,440	25,982

Total non-interest income	$385,516	$453,680	$523,286

During the year ended December 31, 2011, total non-interest income decreased from 2010, primarily due to an increase in the representation and warranty reserve, decreases in net gain on trading securities, an increase in net impairment losses and decreases in loan fees and charges, partially offset by an increase in loan administration income and an increase in gain on sale of assets. Factors affecting the comparability of the primary components of non-interest income are discussed in the following paragraphs.

Loan fees and charges.  Our lending operation and banking operation both earn loan origination fees and collect other charges in connection with originating residential first mortgages, commercial loans and other consumer loans. During 2011, the decrease in gross loan fees and charges reflects the decline in the volume of loans originated during 2011, compared to 2010 and 2009. Commercial loan origination fees are capitalized and added as an adjustment to the basis of the individual loans originated. These fees are accreted into income as an adjustment to the loan yield over the life of the loan or when the loan is sold. We account for substantially all residential first mortgage originations as held-for-sale using the fair value method and no longer apply deferral of non-refundable fees and costs to those loans.

Deposit fees and charges.  Our banking operation collects deposit fees and other charges such as fees for non-sufficient funds checks, cashier check fees, ATM fees, overdraft protection, and other account fees for services we provide to our banking customers.

Total deposit fees and charges decreased 7.9 percent during 2011 to $29.6 million, compared to $32.2 million in 2010 and $32.4 million in 2009. Our non-sufficient funds fees decreased to $19.7 million in 2011 from $22.1 million in 2010. The primary reason for these decreases in deposit fees and charges was the result of changes to Regulation E, implemented in the third quarter 2010, requiring financial institutions to provide customers with the right to “opt-in” to overdraft services for ATM and one-time, non-recurring debit card transactions. Even with the changes to Regulation E, our 2011 debit card fee income increased by 2.8 percent to $6.3 million from $6.1 million in 2010 and $5.0 million in 2009. This is attributable to the 6.8 percent increase in transaction volume from 9.4 million in 2010 to 10.0 million during 2011. The Federal Reserve final ruling regarding interchange fees had a negative impact on debit card fee income beginning October 1, 2011, with the average fee per transaction dropping from 57 cents in the first three quarters of 2011 to 24 cents in the fourth quarter. The divestiture of the Georgia and Indiana branches in December also had a negative impact on total deposit fees of approximately $500,000.

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

The following table summarizes net loan administration income (loss).

	For the Years Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Servicing income (loss) on consumer mortgage servicing:
Servicing fees, ancillary income and charges	$211	$3,197	$5,570
Amortization expense — consumer	—	(949)	(2,420)
Impairment (loss) recovery — consumer	—	(960)	(3,808)

Total net loan administration income (loss), consumer	211	1,288	(658)
Servicing income (loss) on residential mortgage servicing:
Servicing fees, ancillary income and charges	169,885	151,145	152,732
Fair value adjustments	(235,820)	(172,267)	(74,254)
Gain (loss) on hedging activity	160,328	32,513	(70,653)

Total net loan administration income — residential(1)	94,393	11,391	7,825

Total loan administration income	$94,604	$12,679	$7,167

(1)	Loan administration income does not include the impact of mortgage-backed securities deployed as economic hedges of the MSR assets. These positions, recorded as securities-trading, provided $21.1 million, $76.5 million and $5.9 million in gains and contributed an estimated $3.9 million, $16.0 million and $53.5 million of net interest income for the years ended December 31, 2011, 2010 and 2009, respectively.

2011.  Loan administration income increase was primarily due to servicing fees, ancillary income, and charges on our residential first mortgage servicing from an increase in the average balance in the portfolio of loans serviced for others, slower than expected levels of prepayments, and effective hedge performance during the year ended December 31, 2011, compared to 2010. The total unpaid principal balance of loans serviced for others for the years ended December 30, 2011 was $63.8 billion compared to $56.0 billion at December 31, 2010.

Loan administration income does not include $21.1 million of gains in securities that were held as economic hedges of our MSR asset during the year ended December 31, 2011. These gains are required to be recorded separately as gains on trading securities within our Consolidated Statements of Operations.

2010.  Loan administration income increased as a result of servicing fees, ancillary income, and charges on our residential mortgage servicing decreased during 2010 compared to 2009, primarily as a result of decreases in the average balance of the loans serviced for others portfolio due to lower loan origination volume and continued run-off of serviced loans originated in prior periods. The total unpaid principal balance of loans serviced for others was $56.0 billion at December 31, 2010, versus $56.5 billion at December 31, 2009.

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

Gain on trading securities.  Securities classified as trading are comprised of U.S. Treasury bonds and Agency securities. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of management to use them as an economic hedge against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge as defined in current accounting guidance for derivatives and hedges.

We recorded a gain of $21.1 million for the year ended December 31, 2011, all of which was related to an unrealized gain on U.S. Treasury bonds held at December 31, 2011. We recorded a gain of $76.5 million for the year ended December 31, 2010 on U.S. government sponsored agency mortgage-backed securities held, of which $3.9 million related to an unrealized gain on agency mortgage-backed securities held at December 31, 2010.

Loss on residual interests and transferor interests.  Losses on residual interests classified as trading and transferor’s interest are a result of a reduction in the estimated fair value of our beneficial interests resulting from private securitizations. The losses during the years ended December 31, 2011 and 2010 are primarily due to continued increases in expected credit losses on the assets underlying the securitizations. We have not engaged in any private-label securitization activity since 2007. At December 31, 2011, we no longer held a residual interest in any of our securitizations. For further information on the securitizations see Note 11 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein.

For the year ended December 31, 2011, we recognized a loss of $5.7 million all of which was related to a reduction in the transferor’s interest related to our HELOC securitizations. We recognized a loss of $7.8 million for the year ended December 31, 2010. In 2010, $2.1 million was related to a reduction in the residual valuation and $5.7 million was related to a reduction in the transferor’s interest related to our HELOC securitizations.

Net gain on loan sales.  Our home lending operation records the transaction fee income it generates from the origination, securitization and sale of mortgage loans in the secondary market. The amount of net gain on loan sales recognized is a function of the volume of mortgage loans originated for sale and the fair value of these loans, net of related selling expenses. Net gain on loan sales is increased or decreased by any mark to market pricing adjustments on loan commitments and forward sales commitments, increases to the representation and warranty reserve (formerly known as secondary market reserve) related to loans sold during the period, and related administrative expenses. The volatility in the gain on sale spread is attributable to market pricing, which changes with demand and the general level of interest rates. Historically, pricing competition on mortgage loans is lower in periods of low or decreasing interest rates, due to higher consumer demand as usually evidenced by higher loan origination levels, resulting in higher spreads on origination. Conversely, pricing competition increases when interest rates rise, which generally reduce consumer demand, thus decreasing spreads on origination and compressing gain on sale. During 2010 and 2011, the net gain was also affected by increasing spreads available from securities sold that are guaranteed by Fannie Mae and Freddie Mac and by a combination of a significant decline in residential mortgage lenders and a significant shift in loan demand for Fannie Mae and Freddie Mac conforming residential mortgage loans and FHA insured loans, which have provided more favorable loan pricing opportunities for conventional residential mortgage products.

The following table provides information on our net gain on loan sales reported in our consolidated financial statements and loans sold within the period.

	For the Years Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Net gain on loan sales	$300,789	$296,965	$501,250
Loans sold and securitized	$27,451,362	$26,506,672	$32,326,643
Net margin on loan sales	1.10%	1.12%	1.55%

2011.  Net gain on loan sales increased for the year ended December 31, 2011, from 2010, which was a result of increased residential first mortgage originations and continued strong margins on sales of the originations, as well as a reduction in overall hedging costs. Overall mortgage rate-lock commitments for the year ended December 31, 2011 were $27.5 billion, compared to $26.5 billion for the comparable 2010 period. We had mortgage loan origination volume of $26.6 billion in the year ended December 31, 2011, compared to $26.6 billion in the comparable 2010 period. There was an overall modest decline on sale spreads (110 basis points in the year ended December 31, 2011, compared to 112 basis points in the comparable 2010 period).

Our calculation of net gain on loan sales reflects adoption of fair value accounting for the majority of mortgage loans held-for-sale beginning January 1, 2009. The change of method was made on a prospective basis; therefore, only mortgage loans held-for-sale that were originated after 2009 have been affected. In addition, we also had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to a loss of $(22.2) million for the year ended December 31, 2011, compared to a gain of $12.4 million for the year ended December 30, 2010, respectively. Lower of cost or market adjustments amounted to less than $0.1 million and $0.3 million for years ended December 31, 2011 and 2010, respectively. Provisions to our representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $9.0 million and $35.2 million, for years ended December 30, 2011 and 2010, respectively. Also included in net gain on loan sales is the initial capitalized value of our MSRs, which totaled $254.8 million and $239.4 million for the years ended December 31, 2011 and 2010, respectively.

2010.  For the year ended December 31, 2010, net gain on loan sales decreased from 2009 period. The 2010 period reflects the sale of $26.5 billion in loans versus $32.3 billion sold in the 2009 period. Management believes changes in market conditions during the 2010 period resulted in decreased mortgage loan origination volume ($26.6 billion in the 2010 period versus $32.4 billion in the 2009 period) and an overall decrease on sale spread (112 basis points in the 2010 versus 155 basis points in the 2009 period).

We had changes in amounts related to derivatives, lower of cost or market adjustments on loans transferred to held-for-investment and provisions to the representation and warranty reserve. Changes in amounts related to loan commitments and forward sales commitments amounted to $12.4 million and $20.5 million for the years ended December 31, 2010 and 2009, respectively. Lower of cost or market adjustments amounted to $0.3 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively. Provisions to the representation and warranty reserve representing our initial estimate of losses on probable mortgage repurchases amounted to $35.2 million and $26.5 million, for the years ended December 31, 2010 and 2009, respectively. Also included in net gain on loan sales is the capitalized value of our MSRs, which totaled $239.4 million and $336.2 million for the years ended December 31, 2010 and 2009, respectively.

Net (loss) gain on sales of mortgage servicing rights.  As part of our business model, we occasionally sells MSRs in transactions separate from the sale of the underlying loans. Because we carry our MSRs at fair value, we would not expect to realize significant gains or losses at the time of the sale. Instead, our income or loss on changes in the valuation of MSRs would be recorded through our loan administration income.

2011.  We recorded a loss on sales of MSRs for the year ended December 31, 2011 of $7.9 million. During the year ended December 31, 2011, we sold servicing rights on a bulk basis associated with underlying mortgage loans totaling $9.2 billion and on a servicing released sale as to underlying mortgage loans totaling $1.0 million. We had no sales on a flow basis in 2011.

2010.  During 2010, we recorded a loss on sales of MSRs of $7.0 million. Of the 2010 loss, $5.7 million represented the estimated costs of the transactions, which include hold back reserves for missing documents, payoff reserves, broker fees and recording fees, and $1.3 million was due to the transfer of the servicing rights on two private second mortgage loan securitizations. During 2010, we sold servicing rights related to $13.4 billion of loans serviced for others on a bulk basis and $1.8 billion on a servicing released basis. We had no sales on a flow basis in 2010.

Net gain (loss) on securities available-for-sale.  Securities classified as available-for-sale are comprised of U.S. government sponsored agency mortgage-backed securities and collateralized mortgage obligations (“CMOs”).

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

2011.  There were $13.9 million in sales of U.S. government sponsored agency mortgage-backed securities with underlying mortgage products originated by the Bank during the year ended December 31, 2011, resulting in a gain of $0.1 million. During the year ended December 31, 2011, there were no sales of purchased U.S. government sponsored agency mortgage-backed securities and non-U.S. government sponsored agency mortgage-backed securities available-for-sale.

2010.  During 2010, sales of agency securities with underlying mortgage products recently originated by the Bank were $187.7 million resulting in $1.2 million of net gain on loan sales. Gain on sales for all other available-for-sale security types are reported in net gain on sale of available-for-sale securities. During the year ended December 31, 2010, we sold $251.0 million in purchased agency and non-agency securities available-for-sale generating a net gain on sale of $6.7 million.

Net impairment losses recognized through earnings.  We recognize OTTI related to credit losses through operations with any remainder recognized through other comprehensive income (loss) and a cumulative adjustment increasing retained earnings and other comprehensive loss by the non-credit portion of other-than-temporary impairment. See Stockholder’s Equity in Note 23 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Generally, an investment impairment analysis is performed every three months. We also review the general market conditions for the specific type of underlying collateral for each security; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts, as deemed necessary, we model the expected cash flows of the underlying mortgage assets using historical factors such as default rates and current delinquency and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

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

2011.  For the year ended December 31, 2011, there were $24.0 million of additional credit losses recognized with respect to the CMOs, as the result of forecasted continued depreciation in home values which serve as collateral for these securities. At December 31, 2011, the cumulative amount of OTTI expense incurred due to credit losses on the CMOs totaled $59.4 million.

2010.  In the year ended December 31, 2010, additional credit losses on CMO’s totaled $5.0 million, which was recognized in current operations. At December 31, 2010, the cumulative amount of other-than temporary impairment due to credit losses totaled $40.0 million.

Representation and warranty reserve — change in estimate.  We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers), as well as adjustments to our previous estimates of expected losses on loans sold. The provision in the representation and warranty reserve reduces our net gain on loans sales and the representation and warranty reserve – change in estimate takes into account adjustments to our previous estimates of expected losses on loans sold. These estimates, recorded in representation and warranty reserve – change in estimate, are based on our most recent data regarding loan repurchases and actual credit losses on repurchased loans.

2011.  The $88.5 million increase from the year ended December 31, 2010, is consistent with recent industry trends, as the GSEs (a term generally used to refer collectively or singularly to Fannie Mae and Freddie Mac) continue to be more aggressive in the number of pre-2009 loan files being reviewed and their interpretation of their rights under the related representations and warranties.

2010.  The $14.1 million decrease from the year ended December 31, 2009, was primarily due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods. In addition, during 2010, we recorded an expense of $61.5 million for the increase in our representation and warranty reserve due to our change in estimate of expected losses from probable repurchase obligations related to loans sold in prior periods, which decreased from the $75.6 million recorded in 2009.

Other fees and charges.  Other fees and charges include certain miscellaneous fees, including dividends received on FHLB stock and income generated by our subsidiaries Flagstar Reinsurance Company (“FRC”), Douglas Insurance Agency, Inc. and Paperless Office Solutions, Inc.

2011.  During the year ended December 31, 2011, we recorded $8.3 million in dividends on an average outstanding balance of FHLB stock of $316.5 million, as compared to $7.0 million in dividends on an average balance of FHLB stock outstanding of $367.4 million in 2010. During the year ended December 31, 2011, FRC had no earned fees, compared to $1.4 million in 2010. During the third quarter 2010, FRC terminated its reinsurance agreement with the last of the four mortgage insurance companies and as a result FRC will no longer earn any fees.

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

Non-Interest Expense

The following table sets forth the components of our non-interest expense, along with the allocation of expenses related to loan originations that are deferred pursuant to accounting guidance for receivables, non-refundable fees and other costs. Mortgage loan fees and direct origination costs (principally compensation and benefits) are capitalized as an adjustment to the basis of the loans originated during the period and amortized to expense over the lives of the respective loans rather than immediately expensed. Other expenses associated with loan origination, however, are not required or allowed to be capitalized and are, therefore, expensed when incurred. We account for substantially all of our mortgage loans held-for-sale using the fair value method and, therefore, immediately recognize loan origination fees and direct origination costs in the period incurred rather than defer the cost.

NON-INTEREST EXPENSES

	For the Years Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Compensation and benefits	$225,083	$199,500	$223,394
Commissions	39,980	38,688	73,994
Occupancy and equipment	70,125	65,285	70,009
Asset resolution	128,313	161,326	104,119
Federal insurance premiums	41,581	37,389	36,613
Other taxes	2,801	3,180	16,029
Warrant (income) expense	(6,889)	4,189	23,338
Loss on extinguishment of debt	—	20,826	16,446
General and administrative	134,739	80,554	116,617

Total	635,733	610,937	680,559
Less: capitalized direct costs of loan closings	(1,053)	(238)	(905)

Total, net	$634,680	$610,699	$679,654

Efficiency ratio(1)	100.6%	91.9%	91.6%

Efficiency ratio (credit-adjusted)(2)	64.8%	61.9%	70.4%

(1)	Total operating and administrative expenses divided by the sum of net interest income and non-interest income.

(2)	Based on efficiency ratios as calculated, less representation and warranty reserve — change in estimate and asset resolution expense, see “Use of Non-GAAP Financial Measures.”

The 3.9 percent increase in non-interest expense during the year ended December 31, 2011 compared to the prior year was primarily due to an increase in compensation and benefits and general and administrative expenses (primarily litigation settlement expense and consulting fees), partially offset by a decrease in asset resolution expense, warrant expense, and loss on extinguishment of debt.

Compensation and benefits. 2011.  The increase in gross compensation and benefits expense is primarily attributable to an increase in our salaried employees and a $14.2 million increase in incentive compensation paid or accrued during the year ended December 31, 2011, compared to a total of $8.6 million recorded for the year ended December 31, 2010 which included a $3.6 million reversal of a prior year incentive compensation accrual. Our full-time equivalent non-commissioned salaried employees increased by 162 employees from December 31, 2010 to a total of 2,839 at December 31, 2011.

2010.  In 2010, full-time equivalent (“FTE”) salaried employees decreased by 74 to 3,001 at December 31, 2010. The decrease in gross compensation and benefits expense was largely due to reductions in compensation incentives by $11.3 million and temporary help expense by $3.5 million.

Commissions. 2011.  During both the years ended December 31, 2011 and 2010 commission expense equaled 15 basis points (0.15 percent) of total loan originations. The 3.3 percent increase in commissions is primarily due to the 2.7 percent increase in loan originations during the year ended December 31, 2011. Loan originations increased to $27.3 billion for the year ended December 31, 2011 from $26.6 billion in 2010.

2010.  The decrease in commissions was largely due to the decrease in employment of commissioned loan officers and account executives in 2010. At December 31, 2010, the number of loan officers and account executives totaled 146 and 132, respectively, compared to 174 and 162, respectively, at December 31, 2009. Commission expense, a variable cost of production, equaled 15 basis points (0.15 percent) of total production at December 31, 2010 compared to 23 basis points (0.23 percent) at December 31, 2009.

Asset resolution.  Asset resolution expenses consist of foreclosure and other disposition and carrying costs, loss provisions, and gains and losses on the sale of real estate owned properties that we have obtained through foreclosure or other proceedings. On June 30, 2011, we implemented a reclassification in the financial reporting application of amounts due from FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit from FHA as interest income. Previously, income from FHA was applied as an offset to non-interest expense (i.e. asset resolution expense) relating to the servicing of delinquent FHA loans, and recorded on a net basis as asset resolution expense. The impact of the reclassification on the years ended December 31, 2010 and 2009, was an increase in net interest income of $35.0 million and $7.5 million, respectively, and a corresponding increase to asset resolution expense. The discussion immediately below relates to the changes in asset resolution expense on a post-reclassification basis for the years ended December 31, 2011 and 2010.

2011.  For the year ended December 31, 2011, asset resolution expenses decreased compared to 2010, primarily due to a $50.9 million reduction in provision for real estate owned loss which decreased from $97.7 million in 2010 to $47.6 million in 2011, net of any gain on real estate owned and recovery of related debt which totaled $0.8 million in 2011. The $50.9 million decrease in provision for real estate owned loss, net of any gain on real estate owned and recovery of related debt, was partially offset by an increase of $17.9 million in foreclosure and additional repurchase expenses which totaled $92.7 million for the year ended December 31, 2011, compared to $74.8 million for the year ended December 31, 2010.

2010.  In 2010, asset resolution expenses increased from 2009, mainly due to costs related to real estate owned commercial properties. Foreclosure costs on real estate owned commercial properties of $6.2 million with a net of gain on sales and recoveries of $3.3 million and a loss provision of $39.2 million, totaled $42.1 million of asset resolution expenses. The increased level of loss provisions on real estate owned was primarily due to continuing depressed real estate markets.

Federal insurance premiums. 2011.  Our FDIC insurance expense increased for the year ended December 31, 2011, as compared 2010, largely due to an increase in our assessment base due to a change in how the assessment base used for calculating deposit insurance is now determined as required by the Dodd-Frank Act. After March 31, 2011, our assessment base for deposit insurance was calculated based on our average consolidated total assets less average tangible equity during the assessment period, as opposed to our average reported deposits. During the year ended December 31, 2011, federal insurance premiums totaled $41.6 million, an increase of $4.2 million, compared to $37.4 million for the year ended December 31, 2010.

2010.  During the year ended December 31, 2010, federal insurance premiums totaled $37.4 million, a 2.1 percent increase of $0.8 million, compared to $36.6 million for the year ended December 31, 2009.

Warrant expense. 2011.  For the year ended December 31, 2011, warrant income increased $11.1 million compared to 2010. In November of 2010, 5.5 million shares additional warrants were issued to certain investors of the May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At December 31, 2011, total of shares underlying warrants stood at 6.9 million and were fair valued at $2.4 million, compared to $9.3 million at December 31, 2010. The overall increase in warrant income is attributable to the decline in market price of our common stock since December 31, 2010.

2010.  The decrease in warrant expense from 2009, was largely due to reclassification of U.S. Treasury warrants during 2009 from a liability to equity. The warrants were issued to the U.S. Treasury as part of the TARP Capital Purchase Program. The decrease in warrant expense was offset in part by a net $4.2 million increase in the valuation of warrants and the issuance of additional warrants to certain investors in May 2008 private placement in full satisfaction of obligations under anti-dilution provisions applicable to such investors. At December 31, 2010, the net total of shares underlying warrants stood at 6.9 million and the valuation of warrants increased to $9.3 million from $5.1 million at December 31, 2009. The overall increase in warrant income is attributable to the issuance of additional warrants, offset by the decline in market price of our common stock since December 31, 2009.

General and administrative. 2011.  For the year ended December 31, 2011 general and administrative expense increased from 2010 (which included a $20.8 million loss on the extinguishment of debt).

Commercial loan expenses increased $5.3 million to $4.8 million for the year ended December 31, 2011 from income of $0.5 million for the year ended December 31, 2010. The increase is primarily due to a $5.3 million increase in commercial lines of credit expense to $4.5 million for the year ended December 31, 2011 from income of $0.8 million for the year ended December 31, 2010.

Residential loan expenses increased $4.0 million to $11.4 million for the year ended December 31, 2011 from $7.4 million for the year ended December 31, 2010. The increase was largely due to a $5.8 million change in loss mitigation administrative expense from $5.4 million in income for the year ended December 31, 2010 to an expense of $0.4 million for the year ended December 31, 2011. The increase in loss mitigation administrative expense was offset by a $2.7 million decrease in servicing outsource expense.

General and administrative expense consist of our outside consulting, audit, legal and other operating expenses, which increased $50.8 million from $14.7 million for the year ended December 31, 2010 to $65.5 million for the year ended December 31, 2011. The $50.8 million increase was primarily due to the $33.3 million litigation settlement as a result of the agreement with the U.S. Department of Justice.

The overall increase in general and administrative expense was offset in part by decreases in the following expenses. Advertising expense decreased 25.2 percent to $7.7 million for the year ended December 31, 2011, compared to $10.3 million for the year ended December 31, 2010. During the year ended December 31, 2011 there was no net reinsurance expense compared to $1.4 million for the year ended December 31, 2010. Documentation expense for loans decreased by $1.0 million to $14.1 million for the year ended December 31, 2011, compared to $15.1 million during the year ended December 31, 2010. In addition, other general business and corporate expenses decreased $1.4 million to $22.1 million for the year ended December 31, 2011 from $23.5 million during the year ended December 31, 2010.

2010.  For the year ended December 31, 2010 general and administrative expense, including the loss on extinguishment of debt, decreased $31.7 million. During the year ended December 31, 2010, loss on extinguishment of debt totaled $20.8 million, of which $19.7 million represented prepayment penalties related to the early retirement of $500.0 million in FHLB advances. Excluding the loss on extinguishment of debt, the net change for the year ended December 31, 2010 compared to 2009 was a decrease of $36.0 million.

Commercial loan expenses decreased $8.7 million for the year ended December 31, 2010 to income of $0.5 million, compared to an expense of $8.2 million for the year ended December 31, 2009. The decrease is primarily due to a decrease in commercial lines of credit expense to income of $0.8 million for the year ended December 31, 2010, from an expense of $7.9 million for the year ended December 31, 2009.

Residential loan expenses increased $1.3 million to $7.4 million for the year ended December 31, 2010 from $6.1 million for the year ended December 31, 2009. The increase was largely due to a combined increase of $6.4 million resulting from increases in miscellaneous loan and servicing related expenses and servicing outsource expense which totaled $11.3 million for the year ended December 31, 2010 from $4.9 million for the year ended December 31, 2009. The increase in residential loan expense was offset by the change in loss mitigation administrative expense to income of $5.4 million for the year ended December 31, 2010 from zero for the year ended December 31, 2009.

Our outside consulting, audit and legal expenses decreased 35.8 percent, a decrease of $8.2 million from $22.9 million for the year ended December 31, 2009 to $14.7 million for the year ended December 31, 2010.

The decrease in general and administrative expense was primarily due to a $21.4 million decrease in net reinsurance expense to $1.4 million for the year ended December 31, 2010, compared to $22.8 million for the year ended December 31, 2009, which included a $32.5 million charge in reinsurance loss reserve partially offset by a $12.0 million change in premium deficiency. In addition, advertising expense decreased by $2.0 million from $12.3 million for the year ended December 31, 2009 to $10.3 million for the year ended December 31, 2010, and loan documentation expense decreased by $4.7 million to $15.1 million for the year ended December 31, 2010, compared to $19.8 million for the year ended December 31, 2009.

Provision (Benefit) for Federal Income Taxes

For the years ended December 31, 2011 and 2010, our provision for federal income taxes as a percentage of pretax loss was 0.6 percent, compared to a benefit on pretax losses of 12.5 percent for the year ended December 31, 2009. For each year, the provision (benefit) for federal income taxes varies from statutory rates primarily because of an addition to our valuation allowance for net deferred tax assets.

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

We recorded a $383.8 million valuation allowance against deferred tax assets as of December 31, 2011. See Note 27 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Analysis of Items on Statement of Financial Condition

Assets

Interest-earning deposits.  Interest-earning deposits, on which we earn a minimal interest rate (25 basis points), decreased compared to December 31, 2010, which was primarily due to a redeployment of interest-earning deposits into loan originations. Our interest-earning deposits allow the flexibility to fund our on-going initiatives to increase commercial lending, as well as other mortgage related initiatives.

Securities classified as trading.  Securities classified as trading are comprised of AAA related, U.S. Treasury bonds. Changes to the fair value of trading securities are recorded in the Consolidated Statements of Operations. At December 31, 2011 there were $313.4 million, compared to $160.8 million at December 31, 2010. U.S. Treasury bonds held in trading are distinguished from those classified as available-for-sale based upon the intent of management to use them as an offset against changes in the valuation of the MSR portfolio, however, these do not qualify as an accounting hedge. See Note 5 in the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Securities classified as available-for-sale.  Securities classified as available-for-sale, which are comprised of U.S. government sponsored agency mortgage-backed securities and CMOs, increased from $475.2 million at December 31, 2010, to $481.4 million at December 31, 2011. See Note 5 in the Notes to Consolidated Financial Statements, in Item  8. Financial Statements and Supplementary Data, herein.

Other investments restricted.  Our investment portfolio decreased from December 31, 2009 to zero at December 31, 2011 and 2010. During 2010 and 2009, we executed commutation agreements with one and three, respectively of the four mortgage insurance companies with which there were reinsurance agreements. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and receives 100 percent of the premiums. In addition, the mortgage insurance company received all the cash held in trust, less any amount above the amount of total future liability. We had other investments in insurance subsidiary which were restricted use. These assets could only be used to pay insurance claims in that subsidiary. These securities had a fair value that approximates recorded amounts for each period presented.

Loans held-for-sale.  A majority of our mortgage loans produced are sold into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. At December 31, 2011, we held loans held-for-sale of $1.8 billion, which was a decrease of $784.3 million from $2.6 billion held at December 31, 2010. Loan origination is typically inversely related to the level of long-term interest rates. As long-term rates decrease, we tend to originate an increasing number of mortgage loans. A significant amount of the loan origination activity during periods of falling interest rates is derived from refinancing of existing mortgage loans. Conversely, during periods of increasing long-term rates, loan originations tend to decrease. The decrease in the balance of loans held-for-sale was principally attributable to the timing of loan sales. During the year ended December 31, 2011, we sold $80.3 million of non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated carrying value. These loans had been reclassified to held-for-sale during the fourth quarter of 2010 concurrent with the sale of $474 million of non-performing residential mortgage loans with similar characteristics. For further information on loans held-for-sale, see Note 6 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The following table shows the activity in our portfolio of loans held-for-sale during the past five years.

LOANS HELD-FOR-SALE ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$2,585,200	$1,970,104	$1,484,680	$3,511,310	$3,188,795
Loans originated, net	28,217,645	29,130,634	33,546,834	28,340,137	26,054,106
Loans sold servicing retained, net	(27,334,530)	(25,585,190)	(30,844,798)	(25,078,784)	(22,965,827)
Loans sold servicing released, net	(986,833)	(1,760,635)	(1,543,216)	(512,310)	(1,524,506)
Loan amortization/prepayments	(751,568)	(1,578,909)	(760,925)	(3,456,999)	(541,956)
Loans transferred from (to) various loan portfolios, net	70,971	409,196	(87,529)	(1,318,674)	(699,302)

Balance, end of year	$1,800,885	$2,585,200	$1,970,104	$1,484,680	$3,511,310

Loans repurchased with government guarantees.  Pursuant to Ginnie Mae servicing guidelines, we have the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, we must treat the loans as having been repurchased and recognize the loans on the Consolidated Statements of Financial Condition and also recognize a corresponding deemed liability for a similar amount. If the loans are actually repurchased, we eliminate the corresponding liability. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale.

At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which we have not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans held-for-sale. The loans repurchased with government guarantees remained relatively stable from December 31, 2010 to December 31, 2011.

Substantially all of these loans continue to be insured or guaranteed by the FHA and management believes that the reimbursement process is proceeding appropriately. On average, claims have historically been filed and paid within approximately 18 months from the date of the initial delinquency, however, increasing volumes throughout the country, as well as changes in the foreclosure process in states throughout the country and other forms of government intervention may result in changes to the historical norm. These repurchased loans earn interest at a statutory rate, which varies for each loan, but is based on the 10-year U.S. Treasury note rate at the time the loan becomes 90 days delinquent. This interest is recorded as interest income and the related claims settlement expenses are recorded in asset resolution expense on the Consolidated Statements of Operations. For further information on loans repurchased with government guarantees, see Note 7 in the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Loans held-for-investment.  The largest category of earning assets consists of loans held-for-investment. Loans held-for-investment consist of residential mortgage loans that are not held for resale (usually shorter duration and adjustable rate loans and second mortgages), other consumer loans, commercial real estate loans, construction loans, warehouse loans to other mortgage lenders, and various types of commercial loans such as business lines of credit, working capital loans and equipment loans and leases. Loans held-for-investment increased from $6.3 billion at December 31, 2010, to $7.0 billion at December 31, 2011, primarily due to warehouse loans increasing 62.9 percent at December 31, 2011, compared to December 31, 2010, as a result of the mortgage loan origination volume generated through our correspondent relationships. Commercial and industrial loans increased $321.2 million to $330.1 million at December 31, 2011 from $8.9 million at December 30, 2010. Commercial lease financing increased to $113.3 million, compared to zero at December 31, 2010. Residential first mortgage loans held-for-investment decreased $35.6 million to $3.7 billion, along with decreases of $49.3 million in HELOC loans to $222.0 million and $35.9 million second mortgage loans to $138.9 million, from December 31, 2010 to December 31, 2011. For information relating to the concentration of credit of our loans held-for-investment, see Note 9 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplementary Data, herein.

The following table sets forth a breakdown of our loans held-for-investment portfolio at December 31, 2011.

LOANS HELD-FOR-INVESTMENT, BY RATE TYPE

	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$1,377,108	$2,371,955	$3,749,063
Second mortgage	9,100	129,812	138,912
Construction	758	—	758
Warehouse lending	—	1,173,898	1,173,898
HELOC	—	221,986	221,986
Other	67,585	28	67,613

Total consumer loans	1,454,551	3,897,679	5,352,230
Commercial loans:
Commercial real estate	811,257	431,712	1,242,969
Commercial and industrial	257,320	72,779	330,099
Commercial lease financing	113,289	—	113,289

Total commercial loans	1,181,866	504,491	1,686,357

Total consumer and commercial loans held-for-investment	$2,636,417	$4,402,170	$7,038,587

The two tables below provide a comparison of the breakdown of loans held-for-investment and the detail for the activity in our loans held-for-investment portfolio for each of the past five years.

LOANS HELD-FOR-INVESTMENT

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,749,063	$3,784,700	$4,990,994	$5,958,748	$5,823,952
Second mortgage	138,912	174,789	221,626	287,350	56,516
Construction	758	8,012	16,642	54,749	90,401
Warehouse lending	1,173,898	720,770	448,567	434,140	316,719
HELOC	221,986	271,326	318,463	408,365	179,820
Other	67,613	86,710	105,379	134,737	101,926

Total consumer loans	5,352,230	5,046,307	6,101,671	7,278,089	6,569,334
Commercial loans:
Commercial real estate	1,242,969	1,250,301	1,600,271	1,779,363	1,542,104
Commercial and industrial	330,099	8,875	12,366	24,669	22,959
Commercial lease financing	113,289	—	—	—	—

Total commercial loans	1,686,357	1,259,176	1,612,637	1,804,032	1,565,063

Total consumer and commercial loans held-for-investment	7,038,587	6,305,483	7,714,308	9,082,121	8,134,397
Allowance for loan losses	(318,000)	(274,000)	(524,000)	(376,000)	(104,000)

Total loans held-for-investment, net	$6,720,587	$6,031,483	$7,190,308	$8,706,121	$8,030,397

LOANS HELD-FOR-INVESTMENT PORTFOLIO ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)
Balance, beginning of year	$6,305,483	$7,714,308	$9,082,121	$8,134,397	$8,939,685
Loans originated	1,017,330	168,995	190,298	437,516	996,702
Change in lines of credit	107,912	(159,329)	312,895	(530,170)	153,604
Loans transferred (to) from various portfolios, net(1)	(119,416)	(649,409)	(87,529)	1,318,674	383,403
Loan amortization / prepayments	(61,203)	(212,046)	(1,141,385)	(63,659)	(2,223,258)
Loans transferred to repossessed assets	(211,519)	(557,036)	(642,092)	(214,637)	(115,739)

Balance, end of year	$7,038,587	$6,305,483	$7,714,308	$9,082,121	$8,134,397

(1)	At December 31, 2010, loans transferred to various portfolios includes $578.2 million transferred to loans held-for-sale as part of the sale of non-performing residential first mortgage loans.

Quality of Earning Assets

The following table sets forth certain information about our non-performing assets as of the end of each of the last five years.

NON-PERFORMING LOANS AND ASSETS

	At December 31,
	2011	2010	2009	2008	2007

	(Dollars in thousands)
Non-performing loans(1)	$488,367	$318,416	$1,071,636	$722,301	$197,149
Repurchased non-performing assets, net(1)	—	28,472	45,697	16,454	8,079
Real estate and other repossessed assets, net	114,715	151,085	176,968	109,297	95,074

Non-performing assets held-for-investment, net	603,082	497,973	1,294,301	848,052	300,302

Non-performing loans held-for-sale	4,573	94,889	—	—	—

Total non-performing assets including loans held-for-sale	$607,655	$592,862	$1,294,301	$848,052	$300,302

Ratio of non-performing assets to total assets	4.43%	4.35%	9.24%	5.97%	1.91%
Ratio of non-performing loans held for investment to loans held-for-investment(1)	6.94%	5.05%	13.89%	7.95%	2.42%
Ratio of allowance to non-performing loans held-for-investment	65.1%	86.1%	48.9%	52.1%	52.8%
Ratio of allowance to loans held-for-investment	4.52%	4.35%	6.79%	4.14%	1.28%
Ratio of net charge-offs to average loans held-for-investment(2)	2.14%	9.34%	4.20%	0.79%	0.38%

(1)	During the second quarter of 2011, approximately $30 million was reclassified from real estate and other non-performing assets to non- performing loans. This was related to the classifications described in Note 8 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statement and Supplemental Data, herein.

(2)	At December 31, 2010, net charge-off to average loans held-for-investment ratio was 4.82 percent, excluding the loss recorded on the non-performing loan sale.

The following table provides the activity for non-performing commercial assets, which includes commercial real estate and commercial and industrial loans.

	For the Years Ended December 31,
	2011	2010	2009

Beginning balance	$253,934	$440,948	$281,340
Additions	115,384	185,873	375,862
Returned to performing	(28,931)	(90,045)	(14,114)
Principal payments	(25,891)	(30,947)	(32,696)
Sales	(103,975)	(59,639)	(13,958)
Charge-offs, net of recoveries	(55,740)	(153,062)	(146,417)
Valuation write-downs	(9,775)	(39,194)	(9,069)

Ending balance	$145,006	$253,934	$440,948

Delinquent loans held-for-investment

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

At December 31, 2011, we had $633.5 million of loans held-for-investment that were determined to be delinquent. Of those delinquent loans, $488.4 million of loans were non-performing held-for-investment, of which $378.8 million, or 77.6 percent, were single-family residential mortgage loans. At December 31, 2010, $505.6 million in loans were determined to be delinquent, of which $318.4 million of loans were non-performing, and of which $130.4 million or 41.0 percent were single-family residential mortgage loans. At December 31, 2011, non-performing loans held-for-sale totaled $4.6 million, compared to $94.9 million at December 31, 2010. The $90.3 million decrease from December 31, 2010 to December 31, 2011 in non-performing loans held-for-sale, was primarily due to the sale of $80.3 million of non-performing residential first mortgage loans at a sale price which approximated carrying value in 2011.

Residential first mortgage loans.  As of December 31, 2011, non-performing residential first mortgages increased to $371.8 million, up $251.9 million from $119.9 million at December 31, 2010. This increase reflects the significantly lower amount of non-performing residential first mortgage loans immediately following the disposition $474.0 million of non-performing loans during the fourth quarter of 2010. At December 31, 2011, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.0 billion, or 52.9 percent of total residential first mortgage loans. At December 31, 2010, residential first mortgage loans performing and not reported delinquent within the last 36 months were $2.1 billion, or 54.7 percent of total residential first mortgage loans. Although our portfolio is diversified throughout the United States, the largest concentrations of loans are in California, Florida and Michigan. Each of those real estate markets has experienced steep declines in real estate values beginning in 2007 and continuing through 2010 and 2011. Net charge-offs within the residential first mortgage portfolio totaled $39.5 million for the year ended December 31, 2011, compared to $471.1 million in 2010. This reduction in net charge-offs is due to the sale or transfer to held-for-sale of substantially all of the non-performing residential first mortgages in the fourth quarter of 2010.

Commercial real estate loans.  The commercial real estate portfolio experienced some deterioration in credit beginning in mid-2007 primarily in the commercial land residential development loans. Credit deterioration in this segment has slowed in 2010 and 2011. Non-performing commercial real estate loans have decreased to 8.0 percent of the portfolio at December 31, 2011 down from 14.1 percent as of December 31, 2010. Net charge-offs within the commercial real estate portfolio totaled $55.2 million for the year ended December 31, 2011, which was a decrease from $151.9 million in 2010.

Troubled Debt Restructurings

Troubled debt restructures (“TDRs”) are modified loans in which a concession not otherwise available is provided to a borrower experiencing financial difficulties. Our ongoing loan modification efforts to assist homeowners and other borrowers continued to increase our overall level of TDRs. Non-performing TDRs were 40.3 percent of total non-performing loans.

TDRs can be classified as either performing or non-performing. Non-performing TDRs are included in non-accrual loans and performing TDRs are excluded from non-accrual loans because it is probable that all contractual principal and interest due under the restructured terms will be collected. At December 31, 2011, TDRs included in non-performing loans were $196.6 million compared to $124.5 million as of December 31, 2010. Within consumer non-performing loans, residential first mortgage TDRs were 44.4 percent of residential first mortgage non-performing loans at December 31, 2011, compared to 41.0 percent at December 31, 2010. The level of modifications that were determined to be TDRs in these portfolios is expected to result in elevated non-performing loan levels for longer periods, because TDRs remain in non-performing status until a borrower has made at least six consecutive months of payments under the modified terms, or ultimate resolution occurs. TDRs primarily reflect our loss mitigation efforts to proactively work with borrowers having difficulty making their payments.

	TDRs
	Performing	Non-performing	Total

	(Dollars in thousands)
December 31, 2011
Consumer loans(1)	$499,438	$167,076	$666,514
Commercial loans(2)	17,737	29,509	47,246

Total TDRs	$517,175	$196,585	$713,760

December 31, 2010
Consumer loans(1)	$579,611	$51,391	$631,002
Commercial loans(2)	25,488	73,144	98,632

Total TDRs	$605,099	$124,535	$729,634

(1)	Consumer loans include: residential first mortgage, second mortgage, construction, warehouse lending, HELOC and other consumer loans. The allowance for loan losses on consumer TDR loans totaled $85.2 million and $55.4 million at December 31, 2011 and 2010, respectively.

(2)	Commercial loans include: commercial real estate, commercial and industrial and commercial lease financing loans. The allowance for loan losses on commercial TDR loans totaled $32.2 million and $23.1 million at December 31, 2011 and 2010, respectively.

Total TDRs decreased at December 31, 2011 from December 31, 2010, of this total, non-performing TDRs totaled $196.6 million, which represents approximately 40.3 percent of total non-performing loans. TDRs that have returned to performing (accrual) status are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. Performing TDRs decreased $87.9 million, at December 31, 2011 to $517.2 million, compared to $605.1 million at December 31, 2010.

The following table sets forth information regarding delinquent loans at the dates listed. At December 31, 2011, 76.6 percent of all delinquent loans were loans in which we had a first lien position on residential real estate.

DELINQUENT LOANS HELD-FOR-INVESTMENT

	December 31,
Days Delinquent	2011	2010	2009
	(Dollars in thousands)
30 – 59 days
Consumer loans:
Residential first mortgage	$74,934	$96,768	$103,785
Second mortgage	1,887	3,587	4,386
Construction	—	—	1,657
HELOC	5,342	3,735	4,486
Other	1,507	939	1,137
Commercial loans:
Commercial real estate	7,453	28,245	27,807
Commercial and industrial	11	175	242

Total 30 – 59 days delinquent	91,134	133,449	143,500
60 – 89 days
Consumer loans:
Residential first mortgage	37,493	40,821	71,805
Second mortgage	1,527	1,968	4,164
Construction	—	—	570
HELOC	2,111	3,783	3,807
Other	471	335	461
Commercial loans:
Commercial real estate	12,323	6,783	6,818
Commercial and industrial	62	55	—

Total 60 – 89 days delinquent	53,987	53,745	87,625
Greater than 90 days
Consumer loans:
Residential first mortgage	371,756	119,903	659,467
Second mortgage	6,236	7,480	8,202
Construction	758	3,021	4,835
Warehouse lending	28	—	—
HELOC	7,973	6,713	7,652
Other	611	822	1,127
Commercial loans:
Commercial real estate	99,335	175,559	385,687
Commercial and industrial	1,670	4,918	4,666

Total greater than 90 days delinquent	488,367	318,416	1,071,636

Total delinquent loans	$633,488	$505,610	$1,302,761

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans) as to which we have ceased accruing interest.

NON-ACCRUAL LOANS HELD-FOR-INVESTMENT

	At December 31, 2011
	Investment Loan Portfolio	Non- Accrual Loans	As a % of Loan Specified Portfolio	As a % of Non- Accrual Loans
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,749,063	$371,756	9.9%	77.0%
Second mortgage	138,912	6,236	4.5	1.3
Construction	758	758	100.0	0.2
Warehouse lending	1,173,898	28	—	—
HELOC	221,986	7,973	3.6	1.7
Other consumer	67,613	577	0.9	0.1

Total consumer loans	5,352,230	387,328	7.2	80.3
Commercial loans:
Commercial real estate	1,242,969	93,799	7.5	19.4
Commercial and industrial	330,099	1,605	0.5	0.3
Commercial lease financing	113,289	—	—	—

Total commercial loans	1,686,357	95,404	5.7	19.7

Total loans	$7,038,587	$482,732	6.9%	100.0%

Less allowance for loan losses	(318,000)

Total loans held-for-investment, net	$6,720,587

The following table sets forth the non-performing loans (i.e., greater than 90 days delinquent loans) residential first mortgage loans by year of origination (i.e., vintage) and the total amount of unpaid principal balance loans outstanding at December 31, 2011.

RESIDENTIAL FIRST MORTGAGE LOANS
At December 31, 2011
(Dollars in thousands)
Vintage	Performing Loans	Non-Accrual Loans	Unpaid Principal Balance (1)
Pre-2003	$80,624	$5,016	$85,640
2003	207,295	11,551	218,846
2004	643,295	31,089	674,384
2005	685,761	44,897	730,658
2006	275,396	38,424	313,820
2007	1,052,460	162,353	1,214,813
2008	72,166	46,895	119,061
2009	50,855	15,744	66,599
2010	23,836	4,667	28,503
2011	250,316	11,120	261,436

Total loans	$3,342,004	$371,756	$3,713,760

Net deferred fees and other			35,303

Total residential first mortgage loans			$3,749,063

(1)	Unpaid principal balance does not include net deferred fees, premiums or discounts, and other.

Asset sale.  On November 15, 2010, we sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the held-for-sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reflected as an increase in the provision for loan losses. During the first quarter 2011, we sold $80.3 million of the $104.2 million non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated carrying value. During the second quarter 2011, we sold $68.1 million of non-performing commercial real estate assets, which resulted in a $0.6 million gain included in net gain on sale of assets. During the third quarter 2011, we sold $15.4 million of non-performing commercial real estate loans at a sale price which resulted in a $0.1 million gain included in net gain on sale of assets.

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

Management maintains an unallocated allowance to recognize the uncertainty and imprecision underlying the process of estimating expected loan losses for the entire loan portfolio. Determination of the probable losses inherent in the portfolio, which is not necessarily captured by the allocation methodology discussed above, involves the exercise of judgment. In addition, the OCC, as part of its supervisory function, periodically reviews our allowance for loan losses. The OCC may require us to increase our provision for loan losses or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have a material effect on the Bank’s loan classifications and allowances.

The allowance for loan losses was $318.0 million and $274.0 million at December 31, 2011 and 2010, respectively. The allowance for loan losses as a percentage of non-performing loans decreased to 65.1 percent from 86.1 percent at December 31, 2010. A portion of the decrease was driven by higher non-performing loan balances. In addition, a mix of the loans held-for-investment portfolio changed to reflect a higher percentage of newly originated loans with better credit characteristics. The allowance for loan losses as a percentage of investment loans increased to 4.52 percent as of December 31, 2011 from 4.35 percent as of December 31, 2010.

The following tables set forth certain information regarding the allocation of our allowance for loan losses to each loan category.

ALLOWANCE FOR LOAN LOSSES

	At December 31, 2011
	Investment Loan Portfolio	Percent of Portfolio	Allowance Amount	Percentage to Total Allowance

	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,749,063	53.1%	$179,011	56.3%
Second mortgage	138,912	2.0	16,666	5.2
Construction	758	—	207	—
Warehouse lending	1,173,898	16.7	1,250	0.4
HELOC	221,986	3.2	14,845	4.7
Other	67,613	1.0	2,434	0.8

Total consumer loans	5,352,230	76.0	214,413	67.4
Commercial loans:
Commercial real estate	1,242,969	17.7	96,984	30.5
Commercial and industrial	330,099	4.7	5,425	1.7
Commercial lease financing	113,289	1.6	1,178	0.4

Total commercial loans	1,686,357	24.0	103,587	32.6

Total consumer and commercial loans	$7,038,587	100.0%	$318,000	100.0%

The following tables set forth certain information regarding our allowance for loan losses as of December 31, 2011 and the allocation of the allowance for loan losses over the past five years.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	At December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	Loans To Total Loans	Allowance Amount	Loans To Total Loans	Allowance Amount	Loans To Total Loans	Allowance Amount	Loans To Total Loans	Allowance Amount	Loans To Total Loans

	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$179,011	53.1%	$120,976	60.1%	$274,933	64.7%	$159,764	65.6%	$33,226	71.6%
Second mortgage	16,666	2.0	25,187	2.8	40,887	2.9	16,674	3.1	5,122	0.7
Construction	207	—	1,461	0.1	2,388	0.2	3,352	0.6	1,944	1.1
Warehouse lending	1,250	16.7	4,171	11.4	3,766	5.8	3,432	4.8	1,387	3.9
HELOC	14,845	3.2	21,369	4.3	37,054	4.1	13,242	4.5	11,513	2.2
Other	2,434	1.0	3,450	1.4	3,998	1.4	2,024	1.5	1,551	1.2

Total consumer loans	214,413	76.0	176,614	80.1	363,026	79.1	198,488	80.1	54,743	80.7
Commercial loans:
Commercial real estate	96,984	17.7	95,844	19.8	157,998	20.7	176,476	19.6	48,577	19.0
Commercial and industrial	5,425	4.7	1,542	0.1	2,976	0.2	1,036	0.3	680	0.3
Commercial lease financing	1,178	1.6	—	—	—	—	—	—	—	—

Total commercial loans	103,587	24.0	92,386	19.9	160,974	20.9	177,512	19.9	49,257	19.3

Total consumer and commercial loans	$318,000	100.0%	$274,000	100.0%	$524,000	100.0%	$376,000	100.0%	$104,000	100.0%

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$274,000	$524,000	$376,000	$104,000	$45,779
Provision for loan losses(1)	176,931	426,353	504,370	343,963	88,297
Charge-offs
Consumer loans:
Residential first mortgage(1)	(41,140)	(473,614)	(127,257)	(44,460)	(10,679)
Second mortgage	(19,217)	(27,846)	(42,696)	(3,354)	(6,789)
Construction	(419)	(581)	(2,922)	(1,872)	—
Warehouse lending	(1,122)	(2,154)	(1,123)	(1,005)	—
HELOC	(16,980)	(21,495)	(35,807)	(4,954)	(7,629)
Other consumer	(4,729)	(5,583)	(7,422)	(3,558)	(3,797)

Total consumer loans	(83,607)	(531,273)	(217,227)	(59,203)	(28,894)
Commercial loans:
Commercial real estate	(57,626)	(153,020)	(146,822)	(14,738)	(4,386)
Commercial and industrial	(644)	(1,181)	(727)	(30)	(379)

Total commercial loans	(58,270)	(154,201)	(147,549)	(14,768)	(4,765)

Total charge offs	(141,877)	(685,474)	(364,776)	(73,971)	(33,659)

Recoveries
Consumer loans:
Residential first mortgage	1,654	2,506	2,801	76	3
Second mortgage	1,642	1,806	889	404	684
Construction	2	7	36	—	—
Warehouse lending	5	516	12	4	—
HELOC	1,510	1,531	822	517	1,593
Other consumer	1,603	1,615	1,260	975	1,129

Total consumer loans	6,416	7,981	5,820	1,976	3,409
Commercial loans:
Commercial real estate	2,408	1,123	2,586	32	174
Commercial and industrial	122	17	—	—	—

Total commercial loans	2,530	1,140	2,586	32	174

Total recoveries	8,946	9,121	8,406	2,008	3,583

Charge-offs, net of recoveries	(132,931)	(676,353)	(356,370)	(71,963)	(30,076)

Ending balance	$318,000	$274,000	$524,000	$376,000	$104,000

Net charge-off ratio(1)	2.14%	9.34%	4.20%	0.79%	0.38%

(1)	Includes the provision for loan losses and charge-offs related to the sale of non-performing loans held-for-sale of $176.5 million and $327.3, respectively. Excluding the sale of non-performing loans held-for-sale the net charge-off ratio would have been 4.82 percent at December 31, 2010.

The allowance for loan losses is considered adequate based upon management’s assessment of relevant factors, including the types and amounts of non-performing loans, historical and current loss experience on such types of loans, and the current economic environment.

The following table sets forth information regarding non-performing loans (i.e., greater than 90 days delinquent loans):

	December 31,
Non-performing loans	2011	2010
Loans secured by real estate
Consumer loans:
Home loans — secured by first lien	$371,756	$119,903
Home loans — secured by second lien	6,236	7,480
Home equity lines of credit	7,973	6,713
Construction — residential	758	3,021
Warehouse lending	28	—
Commercial loans:
Commercial real estate	99,335	175,559

Total non-performing loans secured by real estate	486,086	312,676
Consumer loans:
Other consumer	611	822
Commercial loans:
Commercial and industrial	1,670	4,918

Total non-performing loans held in portfolio	$488,367	$318,416

In response to increasing rates of delinquency and steeply declining market values, management implemented a program to modify the terms of existing loans in an effort to mitigate losses and keep borrowers in their homes. These modification programs began in the latter months of 2008 and increased substantially in 2009 and 2010. As of December 31, 2011, we had $713.8 million in restructured loans in the loans held-for-investment portfolio, of which $196.6 million were included in non-performing loans.

Allowance for Unfunded Lending Commitments

The liability for credit losses inherent in lending-related commitments, such as letters of credit and unfunded loan commitments is included in other liabilities on the Consolidated Statements of Financial Condition. We establish the amount of this reserve by considering both historical trends and current market conditions quarterly, or more often if deemed necessary. Our liability for credit losses on unfunded lending commitments increased by $4.4 million from December 31, 2010, to $8.2 million at December 31, 2011. When combined with our allowance for loan and lease losses, our total allowance for credit losses represented 4.6 percent of loans at December 31, 2011, compared to 4.4 percent at December 31, 2010.

The following table shows the activity in the allowance for credit losses (include both allowance for loan losses and the reserve for unfunded commitments) during the indicated periods.

ACTIVITY WITHIN THE ALLOWANCE FOR UNFUNDED COMMITMENTS

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Reserve for Unfunded Commitments:
Balance, beginning of period	$3,750	$4,500	$20,000	$2,000	$—
Provision charged to operations	4,450	(750)	7,894	18,925	2,000
Charge-offs	—	—	(23,394)	(1,000)	—
Recoveries	—	—	—	75	—

Balance, end of period	$8,200	$3,750	$4,500	$20,000	$2,000

Accrued interest receivable.  Accrued interest receivable increased from December 31, 2010, primarily due to our total earning assets increasing $75.9 million to $11.9 billion at December 31, 2011, compared to $11.8 billion at December 31, 2010. During the year ended December 31, 2011, $1.6 million of accrued interest on non-performing loans was charged off. We typically collect interest in the month following the month in which it is earned.

Repossessed assets.  Real property we acquire as a result of the foreclosure process is classified as real estate owned until it is sold. It is transferred from the loans held-for-investment portfolio at the lower of cost or market value, less disposal costs. Management decides whether to rehabilitate the property or sell it “as is” and whether to list the property with a broker. The decrease in repossessed assets between December 31, 2010 and 2011 was primarily due to the $23.7 million sales of real estate owned in the commercial real estate portfolio.

Recently, increased attention has been placed in the mortgage banking industry’s documentation and review associated with foreclosure processes. We believe our foreclosure processes follow established safeguards and industry-leading practices, including review and implementation changes as required by agency, state and local guidelines. We routinely review our policies and procedures to reconfirm the foreclosure process quality.

The following schedule provides the activity for repossessed assets during each of the past five years.

NET REPOSSESSED ASSET ACTIVITY

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$151,085	$176,968	$109,297	$95,074	$80,995
Additions	88,755	204,926	208,674	114,038	101,539
Disposals	(125,125)	(230,809)	(141,003)	(99,815)	(87,460)

Ending balance	$114,715	$151,085	$176,968	$109,297	$95,074

FHLB stock.  Holdings of FHLB stock decreased at December 31, 2011 from December 31, 2010 due to redemption of excess stock on June 9, 2011 initiated by the FHLB. Once purchased, FHLB shares must be held for five years before they can be redeemed. As a member of the FHLB, we are required to hold shares of FHLB stock in an amount equal to at least 1.0 percent of aggregate unpaid principal balance of our mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5.0 percent of our FHLB advances, whichever is greater. The $35.5 million decrease was due to a repurchase of 354,535 shares, $100 par value, of excess stock by the FHLB.

Premises and equipment.  Premises and equipment, net of accumulated depreciation decreased $28.6 million from December 31, 2010, primarily due to the sale of the Georgia and Indiana branch sales. Property and equipment decreased due to the sale of 27 banking centers in Georgia and 22 banking centers in Indiana.

Mortgage servicing rights.  At December 31, 2011, MSRs included residential MSRs at fair value amounting to $510.5 million. At December 31, 2010, residential MSRs amounted to $580.3 million. During the year ended December 31, 2011 and 2010, we recorded additions to our residential MSRs of $254.8 million and $239.4 million, respectively, due to loan sales or securitizations. Also, during the year ended December 31, 2011, we reduced the amount of MSRs by $88.8 million related to bulk servicing sales, $67.9 million related to loans that paid off during the period, and a decrease in the fair value of MSRs of $167.9 million resulting from the realization of expected cash flows and market driven changes, primarily as a result of decreases in mortgage loan rates that led to an expected increase in prepayment speeds. Consumer MSRs were eliminated during 2010 upon the transfer to a backup servicer pursuant to the applicable servicing agreements. See Note 15 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

The principal balance of the loans underlying our total MSRs was $63.8 billion at December 31, 2011, compared to $56.0 billion at December 31, 2010, with the increase primarily attributable to loan origination activity for 2011 partially offset by our bulk servicing sales of $9.2 billion in underlying loans.

The recorded amount of the MSR portfolio at December 31, 2011 and 2010 as a percentage of the unpaid principal balance of the loans we are servicing was 0.8 percent and 1.04 percent, respectively. When our home lending operation sells mortgage loans in the secondary market, it usually retains the right to continue to service the mortgage loans for a fee. The weighted average service fee on loans serviced for others is currently 30.8 basis points of the loan principal balance outstanding. The amount of MSRs initially recorded is based on the fair value of the MSRs determined on the date when the underlying loan is sold. Our determination of fair value, and thus the amount we record (i.e., the capitalization amount) is based on internal valuations and available market pricing. Estimates of fair value reflect the following variables:

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

At December 31, 2011 and 2010, the fair value of our total MSR portfolio was $510.5 million and $580.3 million, respectively. At December 31, 2011, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 7.2 percent; (2) an anticipated loan prepayment rate of 21.6 percent CPR; and (3) servicing costs per conventional loan of $56 and $72 for each government loan and $72 for each adjustable-rate loan, respectively. At December 31, 2010, the fair value of the MSR was based upon the following weighted-average assumptions: (1) a discount rate of 9.1 percent; (2) an anticipated loan prepayment rate of 16.9 percent CPR; and (3) servicing costs per conventional loan of $40 and $45 for each government and $50 for each adjustable-rate loan, respectively.

The following table sets forth activity in loans serviced for others during the past five years.

LOANS SERVICED FOR OTHERS ACTIVITY SCHEDULE

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$56,040,063	$56,521,902	$55,870,207	$32,487,337	$15,032,504
Loans serviced additions	27,437,433	26,325,610	31,680,715	25,300,440	24,255,114
Loan amortization/prepayments	(9,488,100)	(11,673,592)	(14,391,961)	(1,405,260)	(3,248,986)
Servicing sales	(10,218,720)	(15,133,857)	(16,637,059)	(512,310)	(3,551,295)

Balance, end of year	$63,770,676	$56,040,063	$56,521,902	$55,870,207	$32,487,337

Derivatives.  During the third quarter 2011, we began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Customer-initiated activity represented 100.0 percent of total interest rate swap contracts at December 31, 2011. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts resulting in no net exposure to us, outside of counterparty performance. The offsetting derivative contracts generally have nearly identical notional values, terms and indices. See Note 29 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data herein.

Customer-Initiated Derivative Financial Instruments

Interest Rate Contracts (Notional Amount)
(In thousands)
Balance at January 1, 2011	$—
Additions	64,720
Maturities/amortizations	—
Terminations	—

Balance at December 31, 2011	$64,720

Liabilities

Deposits.  Our deposits are subdivided into four areas: retail banking, government banking, national accounts and company controlled deposits. Retail deposit accounts increased $108.6 million, or 2.0 percent to $5.5 billion at December 31, 2011, from $5.4 billion at December 31, 2010. Saving and checking accounts totaled 36.9 percent of total retail deposits at December 31, 2011. In addition, at December 31, 2011, retail certificates of deposit totaled $3.0 billion, with an average balance of $40,380 and a weighted average cost of 1.4 percent while money market deposits totaled $491.7 million, with an average cost of 0.6 percent Overall, the retail division had an average cost of deposits of 1.1 percent at December 31, 2011 versus 1.5 percent at December 31, 2010, reflecting increases in demand, savings and money market accounts balances as the Bank emphasizes development of its core deposit base and reduces its emphasis on certificates of deposit.

We call on local governmental agencies as a primary source for deposit funding. Government banking deposits increased $47.1 million, or 7.1 percent, to $711.1 million at December 31, 2011, from $664.0 million at December 31, 2010. These balances fluctuate during the year as the governmental agencies collect semi-annual assessments and make necessary disbursements over the following nine-months. These deposits had a weighted average cost of 0.61 percent and 0.72 percent at December 31, 2011 and 2010, respectively. These deposit accounts include $368.7 million of certificates of deposit with maturities typically less than one year and $308.6 million in checking and savings accounts at December 31, 2011.

Prior to 2010, our national accounts division garnered wholesale deposits through the use of investment banking firms. However, no new wholesale deposits were obtained in 2010 or 2011. During the year ended December 31, 2011 wholesale deposit accounts decreased by $498.4 million, or 56.4 percent, to $384.9 million at December 31, 2011, from $883.3 million at December 31, 2010. These deposits had a weighted average cost of 3.5 percent at December 31, 2011, compared to 3.0 percent at December 31, 2010.

Company controlled deposits arise due to our servicing of loans for others and represent the portion of the investor custodial accounts on deposit with the Bank. These deposits do not currently bear interest. Company controlled deposits increased $34.6 million to $1.1 billion at December 31, 2011.

We participate in the Certificates of Deposit Account Registry Service (“CDARS”) program, through which certain customer certificates of deposit (“CD”) are exchanged for CDs of similar amounts from other participating banks. This gives customers the potential to receive FDIC insurance up to $50.0 million. At December 31, 2011, $1.0 billion of total CDs were enrolled in the CDARS program, with $951.5 million originating from public entities and $64.3 million originating from retail customers. In exchange, we received reciprocal CDs from other participating banks totaling $167.8 million from public entities and $841.3 million from retail customers at December 31, 2011.

The deposit accounts are as follows at December 31.

	At December 31,

	2011	2010
	(Dollars in thousands)
Demand accounts	$566,817	$589,926
Savings accounts	1,462,185	1,011,512
MMDA	491,708	552,000
Certificates of deposit(1)	2,972,258	3,230,972

Total retail deposits	5,492,968	5,384,410
Demand accounts	102,911	78,611
Savings accounts	205,663	337,602
Certificate of deposit	402,523	247,763

Total government deposits(2)	711,097	663,976
National accounts	384,910	883,270
Company controlled deposits(3)	1,101,013	1,066,443

Total deposits(4)	$7,689,988	$7,998,099

(1)	The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $2.1 billion and $1.7 billion at December 31, 2011 and 2010, respectively.

(2)	Government accounts include funds from municipalities and public schools.

(3)	These accounts represent the portion of the investor custodial accounts and escrows controlled by Flagstar that have been placed on deposit with the Bank.

(4)	The aggregate amount of deposits with a balance over $250,000 was approximately $1.6 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

The following table indicates the scheduled maturities of our certificates of deposit with a minimum denomination of $100,000 by acquisition channel as of December 31, 2011.

	National Accounts	Retail Deposits	Government Deposits	Total
	(Dollars in thousands)
Twelve months or less	$355	$1,426,076	$357,084	$1,783,515
One to two years	336	178,556	29,416	208,308
Two to three years	—	46,393	2,275	48,668
Three to four years	—	16,576	—	16,576
Four to five years	—	9,648	—	9,648
Thereafter	—	1,341	—	1,341

Total	$691	$1,678,590	$388,775	$2,068,056

FHLB advances. FHLB advances increased 6.1 percent at December 31, 2011, from December 31, 2010. We rely upon advances from the FHLB as a source of funding for the origination or purchase of loans for sale in the secondary market and for providing duration specific short-term and medium-term financing. The outstanding balance of FHLB advances fluctuates from time to time depending on our current inventory of mortgage loans held-for-sale and the availability of lower cost funding sources such as repurchase agreements.

We restructured $1.0 billion in FHLB advances during the third quarter 2011. The effect in the overall FHLB advance portfolio was an increase in the average remaining term to 4.3 years at December 31, 2011 from 3.6 years at December 31, 2010, and a decrease in the weighted average interest rate to 3.1 percent from 3.5 percent.

During 2010, we prepaid $500.0 million higher rate FHLB advances, incurring penalties of $19.7 million to prepay these advances. We also restructured $1.9 billion in FHLB advances in 2010. This restructuring resulted in the locking in of low term funding rates while eliminating put features associated with some of these advances. The effect in the overall FHLB advance portfolio was an increase in the average remaining term to 4.1 years at December 31, 2010 from 2.0 years at December 31, 2009, and a decrease in the weighted average interest rate to 3.25 percent at December 31, 2010 from 4.29 percent at December 31, 2009.

In 2009, we prepaid $650.0 million in higher cost advances as part of our balance sheet management. We paid a $16.4 million penalty to prepay these advances, which was recorded to loss on extinguishment of FHLB debt on the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum outstanding at any month end	$3,953,000	$3,900,000	$5,369,000
Average balance	3.620,368	3,849,897	4,926,824
Average interest rate	3.26%	4.03%	4.33%

See Note 18 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein for additional information of FHLB advances.

Security repurchase agreements.  In the second quarter of 2010, we prepaid our entire balance of security repurchase agreements, totaling $310.6 million. Since that time, we have made no new borrowings utilizing security repurchase agreements.

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

Long-term debt.  As part of our overall capital strategy, we previously raised capital through the issuance of trust-preferred securities by our special purpose financing entities formed for the offerings. The trust preferred securities outstanding mature 30 years from issuance, are callable by us after five years, and pay interest quarterly. The majority of the net proceeds from these offerings has been contributed to the Bank as additional paid in capital and subject to regulatory limitations, is includable as Tier 1 regulatory capital. Under these trust preferred arrangements, we have the right to defer dividend payments to the trust preferred security holders for up to five years. Based upon recently-enacted federal banking legislation, trust preferred securities may no longer be included as part of the Bank’s Tier 1 capital for any amounts issued after May 19, 2010, and existing trust preferred securities may remain includable in Tier 1 capital only if the Bank had total assets of $15.0 billion or less at December 31, 2010. On such date, the Bank had assets below that amount, and its trust preferred securities therefore should remain includable in Tier 1 capital even if the Bank’s assets subsequently increase above the $15.0 billion asset level.

Accrued interest payable.  Accrued interest payable decreased at December 31, 2011 from December 31, 2010. These amounts represent interest payments that are payable to depositors and other entities from which we borrowed funds. These balances fluctuate with the size of our interest-bearing liability portfolio and the average cost of our interest-bearing liabilities. The decrease was primarily a result of the decrease in rates on our deposit accounts. During 2011, the average overall rate on our deposits decreased 70 basis points to 1.4 percent in 2011 from 2.1 percent in 2010. We also experienced a 77 basis point decrease in our cost of advances from the FHLB to an average rate of 3.26 percent from 4.03 percent in 2010, principally due to the restructuring of $1.0 billion in FHLB advances during 2011 and $1.9 billion in 2010. Our interest-bearing liability portfolio decreased 7.9 percent during the period, and we had a 25.9 percent decrease in the average cost of liabilities to 2.1 percent.

Federal income taxes payable (receivable).  Income taxes receivable decreased at December 31, 2011, from December 31, 2010. The Federal income taxes receivable is recorded in other assets on the Consolidated Statements of Financial Condition at December 31, 2011 and 2010. See Note 27 of the Notes to the Consolidated Financial Statements, in Item  8. Financial Statements and Supplementary Data, herein.

Representation and warranty reserve (formerly known as “secondary market reserve”).  We sell most of the residential first mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans, we make customary representations and warranties to the purchasers, including sponsored securitization trusts and their insurers, about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, generally we have no liability to the purchaser for losses it may incur on such loan. We maintain a representation and warranty reserve to account for the expected losses related to loans we might be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In addition, the OCC, as part of its supervisory function, periodically reviews our representation and warranty reserve. The OCC may require us to increase our representation and warranty reserve or to recognize further losses, based on its judgment, which may be different from that of our management. The results of such reviews could have an effect on the Bank’s reserves. In each case these estimates are based on our most recent data regarding loan repurchases, and actual credit losses on repurchased loans, among other factors increases to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve — change in estimate. The amount of the representation and warranty reserve was $120.0 million at December 31, 2011 and $79.4 million at December 31, 2010.

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

For the year ended December 31, 2011, we increased the reserve by $9.0 million for new loan sales and $150.1 million for adjustments to previous estimates of expected losses. For 2011, we charged-off $118.5 million, net of recoveries for realized losses. The increase in 2011 was primarily due to refinements in the estimation process to respond to regulatory exceptions, changes in behavior of GSEs and efforts to incorporate more predictive analysis into the forecasted repurchase process. For the year ended December 31, 2010, we increased the reserve by $35.2 million for new loan sales and $61.5 million for adjustments to previous estimates of expected losses. For the same period, we charged-off $83.3 million, net of recoveries for realized losses. See Note 21 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

REPRESENTATION AND WARRANTY RESERVE

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$79,400	$66,000	$42,500
Provision for new loan sales	8,993	35,200	26,470
Provision adjustment for previous estimates	150,055	61,523	75,627
Charge-offs, net of recoveries	(118,448)	(83,323)	(78,597)

Ending balance	$120,000	$79,400	$66,000

The following table sets forth the underlying principal amount of non-performing loans (excluding government insured loans) we have repurchased or indemnified during the past five years, organized by the year of sale or securitization.

REPURCHASED ASSETS

Year	Total Loan Sales and Securitizations	Total Non-performing Repurchased Loans (excluding Government Insured Loans)	% of Sales
	(Dollars in thousands)
2007	$24,255,114	$112,377	0.46%
2008	27,787,884	59,966	0.22
2009	32,326,643	1,129	—
2010	26,506,672	412	—
2011	27,437,433	—	—

Totals	$138,313,746	$173,884	0.13%

Interest rate swaps.  During September 2005, we, through our subsidiary Flagstar Statutory Trust VIII, completed a private placement sale of trust-preferred securities. As part of the transaction, we entered into an interest rate swap with the placement agent in which we were required to pay a fixed rate of 4.3 percent on a notional amount of $25.0 million and received a floating rate equal to that being paid on the Flagstar Statutory Trust VIII securities. The swap matured on October 7, 2010. For more information regarding the swap maturity, refer to Note 16 to the Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

Other liabilities.  Other liabilities primarily consist of undisbursed payments, escrow accounts, forward agency and derivative liability and the Ginnie Mae liability resulting from the recognition of our unilateral right to repurchase certain mortgage loans currently included in Ginnie Mae securities. Other liabilities increased at December 31, 2011, from December 31, 2010, primarily due to an $81.9 million increase in undisbursed payments on loans serviced for others liability from December 31, 2010 to $149.1 million at December 31, 2011. These amounts represent payments received from borrowers for interest, principal and related loan charges which have not been remitted to investors. Forward agency and derivative liability totaled $43.0 million and none at

December 31, 2011 and 2010, respectively. Forward agency and loan sales derivative liability represents a measure of our derivatives at fair value. Escrow accounts totaled $26.3 million and $18.5 million at December 31, 2011 and 2010, respectively. Escrow accounts are maintained on behalf of mortgage customers and include funds collected for real estate taxes, homeowners insurance and other insured product liabilities. The Ginnie Mae liability totaled $117.2 million and $112.0 million at December 31, 2011 and 2010, respectively. These amounts are for certain loans sold to Ginnie Mae, as to which we have not yet repurchased, but have the unilateral right to do so. With respect to such loans sold to Ginnie Mae, a corresponding asset was included in loans held-for-sale. For further information on our loans held-for-sale, see Note 6 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein.

Other liabilities also include the fair value of the litigation settlement with the DOJ. On February 24, 2012, we entered into a settlement agreement with the DOJ relating to certain underwriting practices associated with loans insured by FHA.

Pursuant to the material terms of the settlement with the DOJ, we will make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement. Upon the occurrence of certain future events (as further described below), we become obligated to make payments of approximately $118.0 million (the “Additional Payments”). The Additional Payments will occur if and only if each of the following events happen:

•

We generate positive income for a sustained period, such that part or all of our Deferred Tax Asset (“DTA”), which has been offset by a valuation allowance (the “DTA Valuation Allowance”), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with U.S. GAAP;

•	We are able to include capital derived from the reversal of the DTA Valuation Allowance in the Bank’s Tier 1 capital; and

•

Our obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, we will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until our call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of TARP.

The Bank recorded a liability for 33.3 as of December 31, 2011 relative to the litigation settlement (recorded in non-interest expense in general and administrative expenses): $15 million for the initial payment and $18.3 million as the fair value of the Additional Payments as measured in accordance with ASC 820. We have elected the fair value option for the financial liability representing the future payment obligations established in the DOJ settlement. We valued our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods. We discount the cash flows using a 17.4 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in “other liabilities” on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the fact amount of the liability, during the period in which these changes occur. The timing and value of payments to be made under the liability is largely based on our financial performance and forecasted growth assumption. If our actual financial results, future growth rate assumptions, or our credit risk materially changes the value of the liability will also change. See Note 4 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Date, herein, for additional information on the valuation of litigation settlement.

Contractual Obligations and Commitments

We have various financial obligations, including contractual obligations and commitments, which require future cash payments. Refer to Notes 3, 17, 18 and 20 of the Notes to Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein. The following table presents the aggregate annual maturities of contractual obligations (based on final maturity dates) at December 31, 2011.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(Dollars in thousands)
Deposits without stated maturities	$2,830,111	$—	$—	$—	$2,830,111
Certificates of deposits	3,081,737	600,548	72,775	3,804	3,758,864
FHLB advances	553,000	750,000	2,400,000	250,000	3,953,000
Trust preferred securities	—	—	—	247,435	247,435
Operating leases	5,605	9,885	5,920	1,368	22,778
Other debt	15,025	1,125	—	18,300	34,450

Total	$6,485,478	$1,361,558	$2,478,695	$520,907	$10,846,638

Capital Resources and Liquidity

Our principal uses of funds include loan originations and operating expenses. At December 31, 2011, we had outstanding rate-lock commitments to lend $5.3 billion in mortgage loans, compared to $2.3 billion at December 31, 2010. These commitments may expire without being drawn upon and therefore, do not necessarily represent future cash requirements. Total commercial and consumer unused collateralized lines of credit totaled $1.5 billion for the year ended December 31, 2011 and $1.4 billion for the year ended December 31, 2010.

Capital.  We had a net loss applicable to common stockholders of $198.9 million during the year ended December 31, 2011. On January 27, 2010, our stockholders, including MP Thrift exercised their rights to purchase 42.3 million shares of our common stock for approximately $300.6 million in a rights offering which expired on February 8, 2010. On March 31, 2010, we completed a registered offering of 57.5 million shares of common stock. The public offering price of the common stock was $5.00 per share. MP Thrift participated in this registered offering and purchased 20.0 million shares at $5.00 per shares. The offering resulted in aggregate net proceeds of approximately $276.1 million, after deducting underwriting fees and offering expenses. On May 27, 2010, our board of directors authorized a 1-for-10 reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by our stockholders. On April 1, 2010, MP Thrift converted $50 million of our 10 percent convertible trust preferred securities. On November 2, 2010, we completed a registered offering of 14,192,250 shares of our mandatorily convertible non-cumulative perpetual preferred stock which included 692,250 shares issued pursuant to the underwriter over-allotment option and a registered offering of 115,655,000 shares of our common stock. The public offering price of the convertible preferred stock and the common stock was $20.00 and $1.00 per share, respectively. Stockholders’ approved an amendment to increase the number of authorized shares of common stock from 300,000,000 shares to 700,000,000 shares, each share of convertible preferred stock was automatically converted into 20 shares of common stock, based on a conversion price of $1.00 per share of common stock. MP Thrift, participated in the registered offerings and purchased 8,884,637 shares of convertible preferred stock and 72,307,263 shares of common stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to us of approximately $399.5 million ($384.9 million, after deducting underwriting fees and offering expenses). We did not pay any cash dividends on our common stock during the years ended December 31, 2011, 2010 and

2009. On February 19, 2008, our board of directors suspended future dividends payable on our common stock. Under the capital distribution regulations, a savings bank that is a subsidiary of a savings and loan holding company must either notify or seek approval from the OCC of an association capital distribution at least 30 days prior to the declaration of a dividend or the approval by the board of directors of the proposed capital distribution. The 30-day period allows the OCC to determine whether the distribution would not be advisable. We currently must seek approval from the OCC prior to making a capital distribution from the Bank. Moreover, we are prohibited from making dividend payment on our capital stock as a result of our decision to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program and interest payments with respect to trust preferred securities.

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

At December 31, 2011, the Bank was considered “well-capitalized” for regulatory purposes, with regulatory capital ratios of 8.95 percent for Tier 1 capital and 16.64 percent for total risk-based capital. The Bank is currently operating at Tier 1 capital levels that are higher than its historic levels, and the Bank currently intends to operate at a Tier 1 capital ratio of greater than 9.00 percent in the future. As a result of the DOJ Agreement, the Bank’s Tier 1 capital ratio fell below 9.00 percent, but, as of January 31, 2012, the Bank was again operating at a Tier 1 capital ratio of greater than 9.00 percent.

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

Deposits.  The following table sets forth information relating to our total deposit flows for each of the years indicated.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Beginning deposits	$7,998,099	$8,778,469	$7,841,005	$8,236,744	$7,623,488
Interest credited	95,546	154,692	241,507	282,710	357,430
Net deposit (decrease) increase	(403,657)	(935,062)	695,957	(678,449)	255,826

Total deposits, end of the year	$7,689,988	$7,998,099	$8,778,469	$7,841,005	$8,236,744

Borrowings.  The FHLB provides credit for savings banks and other member financial institutions. We are currently authorized through a resolution of our board of directors to apply for advances from the FHLB using approved loan types as collateral. We currently have an authorized line of credit of $7.0 billion and we may access that line to the extent we provide collateral. At December 31, 2011, we had available collateral sufficient to access $4.6 billion of the line and had $4.0 billion of advances outstanding.

We have arrangements with the Federal Reserve Bank of Chicago to borrow as appropriate from its discount window. The discount window is a borrowing facility that is intended to be used only for short-term liquidity needs arising from special or unusual circumstances. The amount we are allowed to borrow is based on the lendable value of the collateral that we provide. To collateralize the line, we pledge commercial loans that are eligible based on Federal Reserve Bank of Chicago guidelines. At December 31, 2011, we had pledged commercial loans amounting to $69.7 million with a lendable value of $32.6 million. At December 31, 2010, we had pledged commercial and commercial real estate loans amounting to $554.4 million with a lendable value of $300.8 million. At December 31, 2011, we had no borrowings outstanding against this line of credit.

Security Repurchase Agreements.  Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally mortgage backed securities, are pledged as collateral under these financing arrangements. The fair value of collateral provided to a party is continually monitored and additional collateral is obtained or requested to be returned, as appropriate. In the second quarter of 2010 we prepaid our entire balance of security repurchase agreements, totaling $310.6 million. At December 31, 2011 and 2010, there were no borrowed funds via a repurchase agreement, which were secured by collateralized mortgage obligations classified as available-for-sale.

Loan Sales.  Our home lending operation sells a significant portion of the mortgage loans it originates. Sales of loans totaled $27.5 billion, or 103.2 percent of originations in 2011, compared to $26.5 billion, or 99.8 percent of originations in 2010. The increase in the dollar volume of sales during 2011 was attributable to the increase in originations for the year. As of December 31, 2011, we had outstanding commitments to sell $5.0 billion of mortgage loans. Generally, these commitments are funded within 120 days.

Loan Principal Payments.  We also invest in loans for our own portfolio and derive funds from the repayment of principal on those loans. Such payments totaled $0.8 billion and $1.8 billion during 2011 and 2010, respectively.

LOAN PRINCIPAL REPAYMENT SCHEDULE

FIXED RATE LOANS

	At December 31, 2011
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals
	(Dollars in thousands)
Residential first mortgage	$22,566	$22,192	$21,825	$42,927	$103,763	$95,173	$1,054,498	$1,362,944
Second mortgage	307	297	287	555	1,294	1,077	5,349	9,166
Construction	758	—	—	—	—	—	—	758
Warehouse lending	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—
Other consumer	5,213	4,808	4,434	8,178	17,264	27,121	—	67,018
Commercial real estate	79,433	71,674	64,673	116,712	234,780	245,944	—	813,216
Commercial and industrial	47,581	38,672	31,430	51,091	85,337	—	—	254,111
Commercial lease financing	20,935	17,015	13,829	22,480	37,549	—	—	111,808

Total loans	$176,793	$154,658	$136,478	$241,943	$479,987	$369,315	$1,059,847	$2,619,021

LOAN PRINCIPAL REPAYMENT SCHEDULE

ADJUSTABLE RATE LOANS

	At December 31, 2011
	Within 1 Year	1 Year to 2 Years	2 Years to 3 Years	3 Years to 5 Years	5 Years to 10 Years	10 Years to 15 Years	Over 15 Years	Totals
	(Dollars in thousands)
Residential first mortgage	$38,949	$38,303	$37,669	$74,091	$179,090	$164,257	$1,818,923	$2,351,282
Second mortgage	4,349	4,202	4,062	7,852	18,313	15,243	75,696	129,717
Construction	—	—	—	—	—	—	—	—
Warehouse lending	1,173,898	—	—	—	—	—	—	1,173,898
HELOC	17,116	15,784	14,557	26,849	56,679	89,047	—	220,032
Other consumer	—	—	—	—	—	—	—	—
Commercial real estate	42,210	38,087	34,367	62,585	124,484	130,404	—	432,137
Commercial and industrial	13,399	10,891	8,851	14,386	24,035	—	—	71,562
Commercial lease financing	—	—	—	—	—	—	—	—

Total loans	$1,289,921	$107,267	$99,506	$185,763	$402,601	$398,951	$1,894,619	$4,378,628

Escrow Funds. As a servicer of mortgage loans, we hold funds in escrow for investors, various insurance entities, or for the government taxing authorities. At December 31, 2011, there were $26.3 million held in these escrows, compared to $18.5 million at December 31, 2010.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect general practices within our industry. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. These estimates are based on information available to management as of the date of the Consolidated Financial Statements. Accordingly, as this information changes, future financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Therefore, management considers them to be critical accounting policies and discusses them directly and are approved by the audit committee of the board of directors. The most significant accounting policies followed are presented in Note 3 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein.

Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates or assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views its fair value measurements, which include the valuation of MSRs, the valuation of residuals, the valuation of derivative instruments, valuation of deferred tax assets, the valuation of the DOJ litigation settlement, the determination of the allowance for loan losses, and the determination of the representation and warranty reserve to be critical accounting policies.

Fair Value Measurements

A portion of our assets and liabilities are carried at fair value on the Consolidated Statements of Financial Condition, with changes in fair value recorded either through earnings or other comprehensive income in accordance with applicable accounting principles generally accepted in the United States.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is based on quoted market prices in an active market, or if market prices are not available, is estimated using models employing techniques such as matrix pricing or discounting expected cash flows. The significant assumptions used in the models, which include assumptions for interest rates, discount rates, prepayments and credit losses, are independently verified against observable market data where possible. Where observable market data is not available, the estimate of fair value becomes more subjective and involves a high degree of judgment. In this circumstance, fair value is estimated based on management’s judgment regarding the value that market participants would assign to the asset or liability. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there are inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

Valuation of Investment Securities.   Our securities are classified as trading and available-for-sale. Securities classified as trading are comprised of our residual interests arising from our private-label securitizations as well as AAA-rated agency mortgage-backed securities and U.S. Treasury bonds considered part of our liquidity portfolio and hedging strategy. Our non-investment grade residual interests are not traded on an active, open market. We determine the fair value of these assets by discounting estimated future cash flows using expected prepayment speeds and discount rates. Our AAA-rated agency mortgage-backed securities and U.S. Treasury bonds are traded in an active and open market with readily determinable prices. Securities classified as available-for-sale include both agency mortgage-backed securities and non-agency collateralized mortgage obligations. Where available, we value these securities based on quoted prices from active markets. If quoted market prices are unavailable, we use pricing models or quoted market prices from similar assets. We also maintain mutual funds that are restricted as to their use in our reinsurance subsidiaries and are classified as other investments-restricted and are traded in active, open markets.

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

Valuation of Residuals.   Residuals are created upon the issuance of private-label securitizations. Residuals represent the first loss position and are not typically rated by the nationally recognized agencies. The value of residuals represents the present value of the future cash flows expected to be received by us from the excess cash flows created in the securitization transaction. In general, future cash flows are estimated by taking the coupon rate of the loans underlying the transaction less the interest rate paid to the more senior investors, less contractually specified servicing and trustee fees and adjusting for the effect of estimated prepayments and credit losses.

Cash flows are also dependent upon various restrictions and conditions specified in each transaction. For example, residual securities are not typically entitled to any cash flows unless over-collateralization has reached a certain level. The over-collateralization represents the difference between the bond balance and the collateral underlying the security. A sample of an over-collateralization structure may require 2 percent of the original collateral balance for 36 months. At month 37, it may require 4 percent, but on a declining balance basis. Due to prepayments, that 4 percent requirement is generally less than the 2 percent required on the original balance. In addition, the transaction may include an over-collateralization “trigger event,” the occurrence of which may require the over-collateralization to be increased. An example of such trigger event is delinquency rates or cumulative losses on the underlying collateral that exceed stated levels. If over-collateralization targets were not met, the trustee would apply cash flows that would otherwise flow to the residual security until such targets are met. A delay or reduction in the cash flows received will result in a lower valuation of the residual.

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

Valuation of Derivative Instruments.   We utilize certain derivative instruments in the ordinary course of our business to manage our exposure to changes in interest rates. These derivative instruments include forward loan sale commitments and interest rate swaps. We also issue interest rate lock commitments to borrowers in connection with single family mortgage loan originations. We recognize all derivative instruments on our Consolidated Statements of Financial Position at fair value. The valuation of derivative instruments is considered critical because many are valued using discounted cash flow modeling techniques in the absence of market value quotes. Therefore, we must make estimates regarding the amount and timing of future cash flows, which are susceptible to significant change in future periods based on changes in interest rates. Our interest rate assumptions are based on current yield curves, forward yield curves and various other factors. Internally generated valuations are compared to third party data where available to validate the accuracy of our valuation models.

Valuation of Deferred Tax Assets. We regularly review the carrying amount of our deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative evidence that may affect the realization of the deferred tax assets. During 2009, we established a valuation allowance to reflect the reduced likelihood that we would realize the benefits of our deferred tax assets.

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

Valuation of Litigation Settlement. We have elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. We are making the fair value election as of December 31, 2011, the date we first recognized the financial instrument in our financial statements

We value our contractual obligation to pay utilizing a discounted cash flow model that incorporates our current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of our detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods. We discount the cash flows using a 17.4 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents our own credit risk. The recorded liability, at fair value, represents the present value of these estimated cash flows and is included in “other liabilities” on the Consolidated Financial Statements. We will estimate the fair value of this liability at each measurement date and record any changes in that estimate, as well as the effect of the accretion of the face amount of the liability, during the period in which these changes occur. See Note 4 of the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for additional information on the valuation of the litigation settlement.

Level 3 Financial Instruments.   Level 3 valuations are based upon financial models using primarily unobservable inputs. These unobservable inputs reflect estimates of assumptions market participants would use in pricing the asset or liability. The unobservable inputs are developed based on the best information available in the circumstances, which might include our financial data such as internally developed pricing models and discounted cash flow methodologies, as well as instruments for which the fair value determination requires significant management judgment. Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“non-recurring”).

At December 31, 2011 and 2010, Level 3 assets recorded at fair value on a recurring basis totaled $946.7 million and $1.1 billion, or seven percent and eight percent of total assets, respectively, and consisted primarily of residential mortgage servicing rights and non-agency securities. At December 31, 2011 and 2010, there were $18.3 million and no Level 3 liabilities recorded at fair value on a recurring basis, respectively.

At December 31, 2011 and 2010, Level 3 assets recorded at fair value on a non-recurring basis were $505.1 million and $401.2 million, respectively, and no Level 3 liabilities recorded at fair value on a non-recurring basis, respectively. The Level 3 assets recorded at fair value on a non-recurring basis were 3.7 percent and 2.9 percent of total assets at December 31, 2011 and 2010, respectively, and consisted of mortgage and commercial real estate impaired loans held-for-investment and repossessed assets.

Refer to Note 4 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein for a further discussion of fair value measurements.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses that are inherent in our loans held-for-investment portfolio but which have not yet been realized as of the date of our Consolidated Statements of Financial Condition. We recognize these losses when (a) available information indicates that it is probable that a loss has occurred and (b) the amount of the loss can be reasonably estimated. We believe that the accounting estimates related to the allowance for loan losses are critical because they require us to make subjective and complex judgments about the effect of matters that are inherently uncertain. As a result, subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses. Our methodology for assessing the adequacy of the allowance involves a significant amount of judgment based on various factors such as general economic and business conditions, credit quality and collateral value trends, loan concentrations, recent trends in our loss experience, new product initiatives and other variables. Although management believes its process for estimating the allowance for loan losses adequately considers all of the factors that could potentially result in loan losses, the process also includes subjective elements and may be susceptible to significant change, including refinements necessary to respond to regulatory expectations. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect operations or financial position in future periods. See “Allowance for Loan Losses” above for further information.

Representation and Warranty Reserve

We sell most of the residential mortgage loans that we originate into the secondary mortgage market. When we sell mortgage loans we make customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, we may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, we have no liability to the purchaser for losses it may incur on such loan. We maintain a representation and warranty reserve to account for the expected credit losses related to loans we may be required to repurchase (or the indemnity payments we may have to make to purchasers). The representation and warranty reserve takes into account both our estimate of expected losses on loans sold during the current accounting period, as well as adjustments to our previous estimates of expected losses on loans sold. In each case, these estimates are based on our most recent data regarding loan repurchases and indemnity payments and actual credit losses on repurchased loans, recovery history, among other factors. Increases to the representation and warranty reserve for current loan sales reduce our net gain on loan sales. Adjustments to our previous estimates are recorded as an increase or decrease in our representation and warranty reserve — change in estimate.

Our representation and warranty reserve is highly dependent on subjective and complex judgments and assumptions. We continue to refine our estimation process and adjust our assumptions. Our assumptions are affected by factors both internal and external in nature. Internal factors include, among other things, level of loan sales, as well as to whom the loans are sold, improvements to technology in the underwriting process, expectation of credit loss on repurchased loans, expectation of loss from indemnification made to loan purchasers, the expectation of the mix between repurchased loans and indemnifications, our success rate at appealing repurchase demands and our ability to recover any losses from third parties. External factors that may affect our estimate includes, among other things, the overall economic condition in the housing market, the economic condition of borrowers, the political environment at investor agencies and the overall U.S. and world economy. Many of the factors, including regulatory expectations, are beyond our control and may lead to judgments that are susceptible to change.

Use of Non-GAAP Financial Measures

In addition to results presented in accordance with GAAP, this report includes non-GAAP financial measures such as pre-tax pre-credit-cost income, the efficiency ratio and the ratio of total nonperforming assets to Tier 1 capital and general reserves. We believe these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying performance and trends of our unique business model. Such measures also help investors to facilitate performance comparisons and benchmarks with other bank and thrift peers in our industry.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To mitigate these limitations, we have procedures in place to ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and to ensure that our performance is properly reflected to facilitate consistent period-to-period comparisons. Although we believe the non-GAAP financial measures disclosed in this report enhance investors’ understanding of our business and performance, these non-GAAP measures should not be considered in isolation, or as a substitute for those financial measures prepared in accordance with GAAP.

Pre-tax pre-credit-cost income.   Pre-tax pre-credit-cost income, as defined by our management, represents net income before taxes, and excludes credit related expenses (defined by management as provision for loan losses, asset resolution expense, other than temporary impairment, representation and warranty reserve provision, write down of residual and transferors’ interest and reserve increases for our reinsurance subsidiary). While these items represent an integral part of our banking operations, in each case, the excluded items are items that management believes are particularly impacted or increased due to economic stress or significant changes in the credit cycle and are therefore likely to make it more difficult to understand our underlying performance trends and our ability to generate revenue from our mortgage and banking operations. Net interest income, noninterest income and noninterest expense are all calculated in accordance with GAAP and are presented in the Consolidated Statements of Operations. Net income is adjusted only for the specific items listed above in the calculation of pre-tax pre-credit-cost income, and these adjustments represent the excluded items in their entirety for each period presented to better facilitate period to period comparisons.

Viewed together with our GAAP results, management believes pre-tax pre-credit cost income provides investors and stakeholders with a functional measurement to evaluate and better understand trends in our period to period ability to generate revenues and capital to offset credit related expenses, in each case exclusive of the effects of and past and current economic stress and the credit cycle. As recent results for the banking industry demonstrate, provisions for loan losses, increased in representation and warranty reserve, asset impairments and mark-downs and expenses related to the resolution and disposition of assets can vary significantly from period to period, making a measure that helps isolate the impact of those credit related expenses on profitability integral to helping investors understand the business model. The “Asset Resolution,” “Quality of Earning Assets,” and “Representation and Warranty Reserve” sections of this report isolate the different credit quality challenges and issues and the impact of the associated credit related expenses on our income statement.

Like all non-GAAP measurements, pre-tax pre-credit-cost income usefulness is inherently limited. Because our calculation of pre-tax pre-credit-cost income may differ from the calculation of similar measures used by other bank and thrift holding companies, pre-tax pre-credit-cost income should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that income tax expense (benefit), the provision for loan losses, and the other items excluded from revenues and expenses in the pre-tax pre-credit cost income calculation are recurring and integral expenses to our operations, and that these expenses will still accrue under GAAP, thereby reducing GAAP earnings and, ultimately, shareholders’ equity.

Efficiency ratio and efficiency ratio (credit-adjusted).   The efficiency ratio, which generally measures the productivity of a bank, is calculated as non-interest expense divided by total operating revenues. Total operating revenues include net interest income and total non-interest income. Management utilizes the efficiency ratio to monitor its own productivity and believes the ratio provides investors with a meaningful tool to monitor period to period productivity trends.

Under the efficiency ratio (credit adjusted), non-interest expense (GAAP) is presented excluding asset resolution expense to arrive at adjusted non-interest expense (non-GAAP), which is the numerator for the efficiency ratio. Non-interest income (GAAP) is presented excluding representation and warranty reserve — change in estimate to arrive at adjusted non-interest income (non-GAAP), which is included in the denominator for the efficiency ratio. As the provision for loan losses is already excluded by the ratio’s own definition, we believe that the exclusion of asset resolution expense and representation and warranty reserve — change in estimate provides investors with a more complete picture our productivity and ability to generate operating revenues. The efficiency ratio (credit adjusted) provides investors with a meaningful base for period to period comparisons, which management believes will assist investors in analyzing our operating results and predicting future performance. These non-GAAP financial measures are also utilized internally by management to assess the performance of our own business.

Our calculations of the efficiency ratio may differ from the calculation of similar measures used by other bank and thrift holding companies, and should be used to determine and evaluate period to period trends in our performance, rather than in comparison to other similar non-GAAP measurements utilized by other companies. In addition, investors should keep in mind that the items excluded from revenues and expenses in the efficiency ratio (credit adjusted) are recurring and integral expenses to our operations, and that these expenses will still accrue under similar GAAP measures.

Non-performing assets / Tier 1 + Allowance for Loan Losses.   The ratio of non-performing assets to Tier 1 and allowance for loan losses divides the total level of non-performing assets held for investment by Tier 1 capital, as defined by bank regulations, plus allowance for loan losses. We believe these measurements are meaningful measures of capital adequacy used by investors, regulators, management and others to evaluate the adequacy of capital in comparison to other companies in the industry.

The following table displays the calculation for the past three years of these non-GAAP measures.

NON-GAAP RECONCILIATION

(Dollars in thousands)

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Pre-tax, pre-credit-cost income
Loss before tax provision	$(180,722)	$(372,709)	$(411,670)	$(423,367)	$(58,814)
Add back:
Provision for loan losses	176,931	426,353	504,370	343,963	88,297
Asset resolution	128,313	161,326	104,118	46,232	10,479
Other than temporary impairment on available-for-sale investments	24,039	4,991	20,747	62,371	2,793
Representation and warranty reserve provision	150,055	61,523	75,627	17,003	4,071
Write down of residual interest	5,673	7,847	82,867	24,648	18,411
Reserve increase for reinsurance	—	432	24,846	14,919	27

Total credit-related-costs:	485,011	662,472	812,575	509,136	124,078

Pre-tax, pre-credit-cost income	$304,289	$289,763	$400,905	$85,769	$65,264

Efficiency ratio (credit-adjusted)
Net interest income (a)	$245,373	$210,663	$219,067	$222,151	$121,581
Non-interest income (b)	385,516	453,680	523,286	130,497	117,115
Representation and warranty reserve — change in estimate (d)	150,055	61,523	75,627	17,003	4,071

Adjusted revenue	780,944	725,866	817,980	396,351	242,767
Non-interest expense (c)	634,680	610,699	679,653	432,053	297,511
Asset resolution expense (e)	(128,313)	(161,322)	(104,118)	(46,232)	(10,479)

Adjusted non-interest expense	$506,367	$449,373	$575,535	$385,821	$287,032

Efficiency ratio (c/(a+b))	100.6%	91.9%	91.6%	122.5%	124.6%

Efficiency ratio (credit-adjusted) ((c-e)/((a+b)-d)))	64.8%	61.9%	70.4%	97.3%	118.2%

	For the Years Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Non-performing assets / Tier 1 capital + allowance for loan losses
Non-performing assets	$603,082	$497,973	$1,294,301	$848,052	$316,199
Tier 1 capital	$1,215,220	$1,306,104	$866,384	$702,819	$912,171
Allowance for loan losses	318,000	274,000	524,000	376,000	104,000

Tier 1 capital + allowance for loan losses	$1,533,220	$1,580,104	$1,390,384	$1,078,819	$1,016,171

Non-performing assets / Tier 1 capital + allowance for loan losses	39.3%	31.5%	93.1%	78.6%	31.1%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, currency exchange rates, or equity prices. We do not have any material foreign currency exchange risk or equity price risk. The primary market risk is interest rate risk and results from timing differences in the repricing of our assets and liabilities, changes in the relationships between rate indices, and the potential exercise of explicit or embedded options.

Interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of several of our executive officers and other members of management, in accordance with policies approved by our board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact projected interest rate scenarios have on earnings and capital, liquidity, business strategies, and other factors. The ALCO meets monthly or as deemed necessary to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held-for-sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits.

Financial instruments used to manage interest rate risk include financial derivative products such as interest rate swaps and forward sales commitments. Further discussion of the use of and the accounting for derivative instruments is included in Notes 4 and 16 of the Notes to Consolidated Financial Statements, in Item 8 Financial Statements and Supplementary Data, herein. All of our derivatives are accounted for at fair market value. All mortgage loan production originated for sale is accounted for on a fair value basis.

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

In the past, the savings and loan industry measured interest rate risk using gap analysis. Gap analysis is one indicator of interest rate risk; however it only provides a glimpse into expected asset and liability repricing in segmented time frames. Today the banking industry utilizes the concept of Net Portfolio Value (“NPV”). NPV analysis provides a fair value of the balance sheet in alternative interest rate scenarios. The NPV does not take into account management intervention and assumes the new rate environment is constant and the change is instantaneous.

The following table is a summary of the changes in our NPV that are projected to result from hypothetical changes in market interest rates. NPV is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 2011 and 2010 and as adjusted by instantaneous parallel rate changes upward to 300 basis points and downward to 100 basis points. The 2011 and 2010 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve. Each rate scenario reflects unique prepayment, repricing, and reinvestment assumptions. Management derives these assumptions by considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, our historical experience, and our asset and liability management strategy. Further, this analysis assumes that certain instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

This analysis is based on our interest rate exposure at December 31, 2011 and 2010, and does not contemplate any actions that we might undertake in response to changes in market interest rates, which could impact NPV. Further, as this framework evaluates risks to the current statement of financial condition only, changes to the volumes and pricing of new business opportunities that can be expected in the different interest rate outcomes are not incorporated in this analytical framework. For instance, analysis of our history suggests that declining interest rate levels are associated with higher loan production volumes at higher levels of profitability. While this “natural business hedge” historically offset most, if not all, of the identified risks associated with declining interest rate scenarios, these factors fall outside of the net portfolio value framework. Further, there can be no assurance that this natural business hedge would positively affect the net portfolio value in the same manner and to the same extent as in the past.

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

While each analysis involves a static model approach to a dynamic operation, the NPV model is the preferred method. If NPV increases in any interest rate scenario, that would indicate an increasing direction for the margin in that hypothetical rate scenario. A perfectly matched balance sheet would possess no change in the NPV, no matter what the rate scenario. The following table presents the NPV in the stated interest rate scenarios (dollars in millions).

At December 31,
2011					2010
Scenario	NPV	NPV%	$ Change	% Change	Scenario	NPV	NPV%	$ Change	% Change
300	$896	6.95%	$(184)	(17.0)%	300	$1,228	9.54%	$132	12.1%
200	1,004	7.64	(76)	(7.0)	200	1,211	9.24	116	10.6
100	1,082	8.09	1	0.1	100	1,175	8.82	80	7.3
Current	1,080	7.97	—	—	Current	1,095	8.11	—	—
-100	964	7.05	(116)	(10.7)	-100	982	7.23	(113)	(10.3)

Our balance sheet exhibits minimal sensitivity for fairly small rate movements with a slightly positive benefit for a 100 basis point increase. The positive effect generally arises because the amount of assets that would be expected to re-price in the near term would exceed the amount of liabilities that could similarly re-price over the same time period because such liabilities may have longer maturities or re-pricing terms. However, the negative convexity of our balance sheet takes over as interest rates continue to rise. The amount of price sensitivity tends to decrease as rates rise and increase as rates fall. Negative convexity is a measure of the sensitivity of the duration to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

March 20, 2012

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

The Consolidated Statements of Financial Condition as of December 31, 2011 and 2010 and the related Statements of Operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011 included in this document have been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and the independent registered public accounting firms’ reports and consents are included herein.

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

/s/ Paul D. Borja
Paul D. Borja
Executive Vice-President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Flagstar Bancorp, Inc.

We have audited the accompanying Consolidated Statements of Financial Condition of Flagstar Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of Flagstar Bancorp Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Flagstar Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
March 20, 2012

Flagstar Bancorp, Inc.

Consolidated Statements of Financial Condition

(In thousands, except share data)

	At December 31,
	2011	2010
Assets
Cash and cash items	$49,715	$60,039
Interest-earning deposits	681,343	893,495

Cash and cash equivalents	731,058	953,534
Securities classified as trading	313,383	160,775
Securities classified as available-for-sale	481,352	475,225
Loans held-for-sale ($1,629,618 and $2,343,638 at fair value at December 31, 2011 and 2010, respectively)	1,800,885	2,585,200
Loans repurchased with government guarantees	1,899,267	1,674,752
Loans held-for-investment ($22,651 and $19,011 at fair value at December 31, 2011 and 2010, respectively)	7,038,587	6,305,483
Less: allowance for loan losses	(318,000)	(274,000)

Loans held-for-investment, net	6,720,587	6,031,483

Total interest-earning assets	11,896,817	11,820,930
Accrued interest receivable	105,200	83,893
Repossessed assets, net	114,715	151,085
Federal Home Loan Bank stock	301,737	337,190
Premises and equipment, net	203,578	232,203
Mortgage servicing rights at fair value	510,475	580,299
Other assets	455,236	377,865

Total assets	$13,637,473	$13,643,504

Liabilities and Stockholders’ Equity Liabilities
Deposits	$7,689,988	$7,998,099
Federal Home Loan Bank advances	3,953,000	3,725,083
Long-term debt	248,585	248,610

Total interest-bearing liabilities	11,891,573	11,971,792
Accrued interest payable	8,723	12,965
Representation and warranty reserve	120,000	79,400
Other liabilities ($18,300 and $0 at fair value at December 31, 2011 and 2010, respectively)	537,461	319,684

Total liabilities	12,557,757	12,383,841
Commitments and Contingencies — Note 30	—	—
Stockholders’ Equity
Preferred stock $0.01 par value, liquidation value $1,000 per share, 25,000,000 shares authorized; 266,657 issued and outstanding at December 31, 2011 and 2010, respectively	254,732	249,196
Common stock $0.01 par value, 700,000,000 shares authorized; 555,775,639 and 553,313,113 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,558	5,533
Additional paid in capital	1,466,461	1,461,373
Accumulated other comprehensive loss	(7,819)	(16,165)
Accumulated deficit	(639,216)	(440,274)

Total stockholders’ equity	1,079,716	1,259,663

Total liabilities and stockholders’ equity	$13,637,473	$13,643,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Interest Income
Loans	$427,022	$474,769	$586,966
Securities classified as available-for-sale or trading	35,602	55,832	107,486
Interest-bearing deposits and other	2,785	2,180	2,413

Total interest income	465,409	532,781	696,865

Interest Expense
Deposits	95,546	154,692	241,507
FHLB advances	117,963	154,964	218,231
Security repurchase agreements	—	2,750	4,676
Other	6,527	9,712	13,384

Total interest expense	220,036	322,118	477,798

Net interest income	245,373	210,663	219,067
Provision for loan losses	176,931	426,353	504,370

Net interest income (expense) after provision for loan losses	68,442	(215,690)	(285,303)
Non-Interest Income
Loan fees and charges	77,843	89,535	125,168
Deposit fees and charges	29,629	32,181	32,429
Loan administration	94,604	12,679	7,167
Gain on trading securities	21,088	76,529	5,861
Loss on residual and transferors’ interest	(5,673)	(7,847)	(82,867)
Net gain on loan sales	300,789	296,965	501,250
Net loss on sales of mortgage servicing rights	(7,903)	(6,977)	(3,886)
Net gain on securities available-for-sale	—	6,689	8,556
Net gain on sale of assets	22,676	—	—
Total other-than-temporary (impairment) recovery	(30,456)	43,600	(67,799)
(Loss) gain recognized in other comprehensive income before taxes	6,417	(48,591)	47,052

Net impairment losses recognized in earnings	(24,039)	(4,991)	(20,747)

Representation and warranty reserve — change in estimate	(150,055)	(61,523)	(75,627)
Other fees and charges, net	26,557	20,440	25,982

Total non-interest income	385,516	453,680	523,286
Non-Interest Expense
Compensation, commissions and benefits	264,056	237,955	296,500
Occupancy and equipment	70,117	65,284	70,005
Asset resolution	128,313	161,326	104,118
Federal insurance premiums	41,581	37,389	36,613
Other taxes	2,784	3,178	16,025
Loss on extinguishment of debt	—	20,826	16,446
Warrant (income) expense	(6,889)	4,189	23,339
General and administrative	134,718	80,552	116,607

Total non-interest expense	634,680	610,699	679,653

Loss before federal income taxes	(180,722)	(372,709)	(441,670)
Provision for federal income taxes	1,056	2,104	55,008

Net Loss	(181,778)	(374,813)	(496,678)
Preferred stock dividend/accretion	(17,165)	(18,748)	(17,124)

Net loss applicable to common stock	$(198,943)	$(393,561)	$(513,802)

Loss per share
Basic	$(0.36)	$(2.44)	$(16.17)

Diluted	$(0.36)	$(2.44)	$(16.17)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(In thousands)

	Preferred Stock	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance at December 31, 2008	$—	$84	$119,776	$(81,742)	$434,175	$472,293
Net Loss	—	—	—	—	(496,678)	(496,678)
Reclassification of gain on sale of securities	—	—	—	(5,775)	—	(5,775)
Reclassification of loss on securities available for sale due to other-than-temporary impairment	—	—	—	13,486	—	13,486
Change in net unrealized loss on securities available-for-sale	—	—	—	58,682	—	58,682

Total comprehensive loss	—	—	—	—	—	(430,285)
Cumulative effect for adoption of new guidance for other-than-temporary impairments recognition on debt securities	—	—	—	(32,914)	32,914	—
Issuance of preferred stock	507,494	—	—	—	—	507,494
Issuance of common stock	(268,577)	375	268,202	—	—	—
Issuance of common stock to management	—	7	5,314	—	—	5,321
Reclassification of Treasury Warrants	—	—	49,673	—	—	49,673
Issuance of common stock for exercise of May Warrants	—	3	4,373	—	—	4,376
Restricted stock issued	—	—	(45)	—	—	(45)
Dividends on preferred stock	—	—	—	—	(12,259)	(12,259)
Accretion of preferred stock	4,864	—	—	—	(4,864)	—
Stock-based compensation	—	—	622	—	—	622
Tax effect from stock-based compensation	—	—	(466)	—	—	(466)

Balance at December 31, 2009	243,781	469	447,449	(48,263)	(46,712)	596,724

Net loss	—	—	—	—	(374,813)	(374,813)
Reclassification of gain on sale of securities available-for-sale	—	—	—	(6,689)	—	(6,689)
Reclassification of loss on securities available-for- sale due to other-than-temporary impairment	—	—	—	4,991	—	4,991
Change in net unrealized loss on securities available-for-sale	—	—	—	33,796	—	33,796

Total comprehensive loss	—	—	—	—	—	(342,715)
Issuance of preferred stock	274,984	—	—	—	—	274,984
Conversion of preferred stock	(274,984)	142	274,842	—	—	—
Issuance of common stock	—	4,914	732,728	—	—	737,642
Restricted stock issued	—	—	(12)	—	—	(12)
Dividends on preferred stock	—	—	—	—	(13,334)	(13,334)
Accretion of preferred stock	5,415	—	—	—	(5,415)	—
Stock-based compensation	—	8	6,366	—	—	6,374

Balance at December 31, 2010	249,196	5,533	1,461,373	(16,165)	(440,274)	1,259,663

Net loss	—	—	—	—	(181,778)	(181,778)
Reclassification of loss on securities available-for-sale due to other-than-temporary impairment	—	—	—	24,039	—	24,039
Change in net unrealized loss on securities available-for-sale	—	—	—	(15,693)	—	(15,693)

Total comprehensive loss	—	—	—	—	—	(173,432)
Restricted stock issued	—	2	(2)	—	—	—
Dividends on preferred stock	—	—	—	—	(11,628)	(11,628)
Accretion of preferred stock	5,536	—	—	—	(5,536)	—
Stock-based compensation	—	23	5,090	—	—	5,113

Balance at December 31, 2011	$254,732	$5,558	$1,466,461	$(7,819)	$(639,216)	$1,079,716

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(181,778)	$(374,813)	$(496,678)
Adjustments to net loss to net cash provided by (used in) operating activities
Provision for loan losses	176,931	426,353	504,370
Depreciation and amortization	15,879	18,298	21,730
Increase in valuation allowance on mortgage servicing rights	—	961	3,808
Loss on fair value of residential mortgage servicing rights	235,820	172,267	74,254
Stock-based compensation expense	5,113	6,373	622
Net gain on sale of Indiana and Georgia retail bank franchises	(21,379)	—	—
Gain on interest rate swap	—	(747)	(534)
Net (gain) loss on the sale of assets	(6,000)	4,722	1,811
Net gain on loan sales	(300,789)	(296,965)	(501,250)
Net loss on sales of mortgage servicing rights	7,903	6,977	3,886
Net gain on securities classified as available-for-sale	—	(6,689)	(8,556)
Other than temporary impairment losses on securities classified as available-for-sale	24,039	4,991	20,747
Net gain on trading securities	(21,088)	(76,529)	(5,861)
Net loss on transferor interest	5,673	7,847	82,867
Proceeds from sales of loans held-for-sale	28,115,255	27,328,599	31,581,150
Origination and repurchase of mortgage loans held-for-sale, net of principal repayments	(27,178,184)	(27,775,451)	(32,348,474)
Increase in repurchase of mortgage loans with government guarantees, net of claims received	(224,515)	(870,311)	(720,787)
Purchase of trading securities	(131,746)	(899,011)	(716,130)
Increase in accrued interest receivable	(21,307)	(17,099)	(10,833)
Proceeds from sales of trading securities	—	1,143,279	1,730,910
(Decrease) increase in other assets	(75,813)	125,480	(84,125)
Decrease in accrued interest payable	(3,390)	(13,121)	(9,976)
Net tax effect of stock grants issued	—	—	466
Increase (decrease) liability for checks issued	7,353	(11,692)	13,618
Decrease in federal income taxes payable	—	—	(36,216)
Increase in payable for mortgage repurchase option	5,190	112,037	—
Increase in representation and warranty reserve	40,600	13,400	23,500
Increase in other liabilities	117,902	7,544	29,798

Net cash provided by (used in) operating activities	591,669	(963,300)	(845,883)

Investing Activities
Net change in other investments	—	15,601	18,931
Proceeds from the sale of investment securities available-for-sale	—	445,445	175,012
Net (purchase) repayment of investment securities available-for-sale	(22,258)	(94,074)	91,139
Net proceeds from sales of portfolio loans	(70,971)	(496,277)	(87,529)
Origination of portfolio loans, net of principal repayments	(988,200)	716,622	716,462
Redemption of Federal Home Loan Bank stock	35,453	36,253	—
Investment in unconsolidated subsidiaries	—	—	1,547
Proceeds from the disposition of repossessed assets	119,633	229,271	216,264
Acquisitions of premises and equipment, net of proceeds	13,439	(10,820)	(11,605)
Proceeds from the sale of mortgage servicing rights	80,392	131,024	119,815
Net proceeds from sale of Indiana and Georgia retail bank franchises	(651,649)	—	—

Net cash (used in) provided by investing activities	(1,484,161)	973,045	1,240,036

Flagstar Bancorp, Inc.

Consolidated Statements of Cash Flows - continued

(In thousands)

	For the Years Ended December 31,
	2011	2010	2009
Financing Activities
Net increase (decrease) in deposit accounts	364,065	(780,370)	937,464
Net decrease in security repurchase agreements	—	(108,000)	—
Issuance of junior subordinated debt	—	—	50,000
Net increase (decrease) in Federal Home Loan Bank advances	227,917	(174,917)	(1,300,000)
Payment on other long-term debt	(25)	(25)	(25)
Net receipt (disbursement) of payments of loans serviced for others	81,913	(12,285)	(41,894)
Net receipt (disbursement) of escrow payments	7,774	(12,397)	(4,154)
Net tax benefit for stock grants issued	—	—	(466)
Dividends paid to preferred stockholders	(11,628)	(13,333)	(10,555)
Issuance of preferred stock	—	274,984	544,365
Issuance of common stock	—	687,643	6,696

Net cash provided by (used in) financing activities	670,016	(138,700)	181,431

Net (decrease) increase in cash and cash equivalents	(222,476)	(128,955)	575,584

Beginning cash and cash equivalents	953,534	1,082,489	506,905

Ending cash and cash equivalents	$731,058	$953,534	$1,082,489

Supplemental disclosure of cash flow information:
Loans held-for-investment transferred to repossessed assets	$211,519	$557,036	$642,092

Total interest payments made on deposits and other borrowings	$224,278	$335,238	$487,774

Federal income taxes paid	$—	$1,794	$1,510

Reclassification of mortgage loans originated for portfolio to mortgage loans held-for-sale for sale	$87,704	$499,942	$139,590

Reclassification of mortgage loans originated held-for-sale then transferred to portfolio loans	$16,733	$90,746	$52,061

Mortgage servicing rights resulting from sale or securitization of loans	$254,824	$239,395	$336,240

Conversion of mandatory convertible participating voting preferred stock to common stock	$—	$—	$271,577

Conversion of mandatory convertible non-cumulative perpetual preferred stock to common stock	$—	$274,984	$—

Conversion of convertible trust securities to common stock	$—	$50,000	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements

Note 1 — Nature of Business

Flagstar Bancorp, Inc. (“Flagstar” or the “Company”), is the holding company for Flagstar Bank, FSB (the “Bank”), a federally chartered stock savings bank founded in 1987. With $13.6 billion in assets at December 31, 2011, the Company is the largest savings institution and banking institution headquartered in Michigan and is the largest publicly held savings bank headquartered in the Midwest.

The Company is a full-service financial services company, offering a range of products and services to consumers, businesses, and homeowners. The Company currently operates 113 branches in Michigan and 27 home lending centers in 13 states. During the fourth quarter 2011, the Company completed the sale or lease of 27 banking centers in Georgia to PNC Bank, N.A., part of The PNC Financial Services Group, Inc. (“PNC”) and 22 retail banking centers in Indiana to First Financial Bank, N.A. (“First Financial”). For further information concerning branch sales, refer to Note 2 — Recent Developments — Branch Sales. Originating residential loans nationwide, the Company is one of the leading originators of residential mortgages in the country. The Company also offers consumer products including deposit accounts, standard and jumbo home loans, home equity lines of credit, and personal loans, including auto and boat loans. The Company also offers commercial loans and treasury management services throughout Michigan and through its four commercial banking offices in Massachusetts, Rhode Island and Connecticut. Commercial products include deposit and sweep accounts, telephone banking, term loans and lines of credit, lease financing, government banking products and treasury management services such as remote deposit and merchant services.

The Company sells or securitizes most of the mortgage loans that it originates and generally retains the right to service the mortgage loans that it sells. These mortgage-servicing rights (“MSRs”) are occasionally sold by the Company in transactions separate from the sale of the underlying mortgages. The Company may also invest in its loan originations to refine the Company’s leverage ability and to receive the interest spread between earning assets and paying liabilities.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Indianapolis and is subject to regulation, examination and supervision by the Office of the Comptroller of the Currency (“OCC”) of the United States Department of the Treasury (“U.S. Treasury”). The Bank is also subject to regulation, examination and supervision by the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (the “CFPB”). The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”). The Company is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve.

Note 2 — Recent Developments

Agreement with U.S. Department of Justice

On February 24, 2012, the Company announced that it had entered into an agreement (the “DOJ Agreement”) with the U.S. Department of Justice (“DOJ”) relating to certain underwriting practices associated with loans insured by the Federal Housing Administration (“FHA”) of the Department of Housing and Urban Development (“HUD”). The Bank and the DOJ entered into the DOJ Agreement pursuant to which the Bank agreed to comply with all applicable HUD and FHA rules related to the continued participation in the direct endorsement lender program, make an initial payment of $15.0 million within 30 business days of the effective date of the DOJ Agreement, only upon the occurrence of certain future events (as further described below), is obligated to make payments of approximately $118.0 million (the “Additional Payments”), and complete a monitoring period by an independent third party chosen by the Bank and approved by HUD. The Additional Payments will occur if and only if each of the following events happen: the Company generates positive income for a sustained period, such that part or all of its Deferred Tax Asset (“DTA”), which has been offset by a valuation allowance (the “DTA Valuation Allowance”), is likely to be realized, as evidenced by the reversal of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

the DTA Valuation Allowance in accordance with accounting principles generally accepted in the U.S. GAAP; the Company is able to include capital derived from the reversal of the DTA Valuation Allowance in its Tier 1 capital; and the Company’s obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the “OCC” does not otherwise object, the Bank is required to begin making Additional Payments annually provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until the Bank’s call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio, after excluding any un-extinguished portion of TARP, of 11 percent (or higher ratio if required by regulators).

Based on analysis of the agreement, the Company recorded a liability of $33.3 million, which includes $18.3 million representing the estimated fair value of the $118.0 million Additional Payments, or $(0.06) per share in net loss applicable to common shareholders recorded in non-interest expense in general and administrative expenses. Future changes in the fair value of the Additional Payments will affect earnings each quarter. At December 31, 2011 the Bank remained well-capitalized with a Tier 1 capital ratio of 8.95 percent. See Note 4 of the Notes to the Consolidated Financial Statements, in Item 8. Financial Statements and Supplementary Data, herein, for the key assumptions used in valuing the litigation settlement.

Deferral of Dividend and Interest Payments

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising its contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with our participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised its contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. The Company believes in prudent capital stewardship and will refrain from making further payments until its financial condition improves. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of the Bancorp Supervisory Agreement.

Branch Sales

During the fourth quarter 2011, the Bank completed the previously announced sale of 27 banking centers in Georgia and 22 banking centers in Indiana, with PNC and First Financial, respectively. Management believes that the Company’s presence in the Georgia and Indiana markets lacked market density and sufficient scale, and believes that these transactions are consistent with the strategic focus on core Midwest banking markets, and on deployment of capital towards continuing growth in commercial and consumer banking in those markets, as well as the emerging Northeast market.

Under the Georgia sale, PNC purchased the facilities or assumed the leases associated with the branches and purchased associated business and retail deposits ($211.3 million). PNC paid the net carrying value of the acquired real estate and fixed and other personal assets associated with the branches.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Under the Indiana sale, First Financial paid a consideration of a seven percent premium on the consumer and commercial deposits in the Indiana banking centers. The total amount of such consumer and commercial deposits was $462.0 million for a gain of $22.1 million. First Financial paid net carrying value on real estate and personal assets of the bank branches and assumed the existing leases on 14 of the branches.

The Company predominantly originated residential mortgage loans for sale in the secondary market in both the Georgia and Indiana markets. Accordingly, the amount of loans on the balance sheet was immaterial and no loans were transferred in either transaction.

Asset Sales

During the first quarter 2011, the Company sold $80.3 million of the $104.2 million non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated the net carrying value. During the second quarter 2011, the Company sold $68.1 million of non-performing commercial real estate assets, which resulted in a $0.6 million gain included in net gain on sale of assets. During the third quarter 2011, the Company sold $15.4 million of non-performing commercial real estate loans at a sale price which resulted in a $0.1 million gain included in net gain on sale of assets.

On November 15, 2010, the Company sold $474.0 million of non-performing residential first mortgage loans and transferred $104.2 million of additional non-performing residential first mortgage loans to the held-for-sale category. The sale and the adjustment to market value on the transfer resulted in a $176.5 million loss which has been reported as an increase in the provision for loan losses.

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

On January 30, 2009, the Company sold to the United States Department of the Treasury (the “U.S. Treasury”), 266,657 shares of the Company’s Series C fixed rate cumulative non-convertible perpetual preferred stock (the “Series C Preferred Stock”) for $266.7 million, and a warrant to purchase up to 6.5 million shares of Common Stock at an exercise price of $6.20 per share (the “Treasury Warrant”). The Series C Preferred Stock

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

and Treasury Warrant qualify as Tier 1 capital. The Series C Preferred Stock requires cumulative dividends payable quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued shares of Common Stock at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such Treasury Warrant as a liability and record the Treasury Warrant at its fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of shares of Common Stock on May 26, 2009, the Company reclassified the Treasury Warrant to stockholder’s equity. The Series C Preferred Stock and additional paid in capital attributable to Series C Preferred Stock was recorded in stockholders’ equity as the difference between the cash received from the U.S. Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on the Series C Preferred Stock is represented by the initial fair value of the warrants. This discount will be accreted to additional paid in capital attributable to Series C Preferred Stock over five years using the interest method.

On June 30, 2009, MP Thrift purchased $50.0 million of trust preferred securities (the “Trust Preferred Securities”). The Trust Preferred Securities were convertible into Common Stock at the option of MP Thrift on April 1, 2010 at a conversion price of 90 percent of the volume weighted-average price per share of common stock during the period from February 1, 2009 to April 1, 2010, subject to a price per share minimum of $8.00 and maximum of $20.00. On April 1, 2010, MP Thrift converted $50.0 million of the Trust Preferred Securities into 6.25 million shares of Common Stock.

On January 27, 2010, MP Thrift exercised its rights to purchase 42,253,521 shares of Common Stock for approximately $300.0 million as part of a rights offering by the Company for a total of 70,423,418 shares of Common Stock . Such rights expired on February 8, 2010. Pursuant to the rights offering, each stockholder of record as of December 24, 2009 received 1.5023 non-transferable subscription rights for each share of Common Stock owned on the record date and entitled the holder to purchase one share of Common Stock at the subscription price of $7.10. During the rights offering, the Company’s stockholders other than MP Thrift exercised their rights to purchase 80,695 shares of Common Stock. As a result, the Company issued a total of 42,253,521 shares of Common Stock in the rights offering and received gross proceeds of $300.6 million.

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

On November 2, 2010, the Company completed registered offerings of 14,192,250 shares of the Company’s Series D mandatorily convertible non-cumulative perpetual preferred stock (the “Series D Preferred Stock”) and 115,655,000 shares of Common Stock. The public offering price of the Series D Preferred Stock and Common Stock was $20.00 and $1.00 per share, respectively. Upon stockholder approval on December 21, 2010 of an amendment to increase the number of authorized shares of Common Stock from 300,000,000 shares to 700,000,000 shares, each share of Series D Preferred Stock converted into 20 shares of Common Stock, based on a conversion price of $1.00 per share of Common Stock. As a result, a total of 399.5 million shares of Common Stock was issued through this offering. MP Thrift participated in the registered offering and purchased 8,884,637 shares of Series D Preferred Stock and 72,307,263 shares of Common Stock at the offering price for approximately $250.0 million. The offerings resulted in gross proceeds to the Company of approximately $399.5 million ($384.9 million after deducting underwriting fees and offering expenses).

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Reverse Stock Split

On May 27, 2010, the Company’s Board of Directors authorized a one-for-ten reverse stock split immediately following the annual meeting of stockholders at which the reverse stock split was approved by its stockholders. The reverse stock split became effective on May 27, 2010. Unless noted otherwise, all share-related amounts presented herein reflect the one-for-ten reverse stock split.

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

Supervisory Agreements

On January 27, 2010, the Company and the Bank entered into the Supervisory Agreements with their then primary regulator the OTS (the “Bancorp Supervisory Agreement” and the “Bank Supervisory Agreement” collectively, the “Supervisory Agreements”). The Supervisory Agreements will remain in effect until terminated, modified, or suspended in writing by the Company’s and the Bank’s current primary regulator, the Federal Reserve and the OCC, respectively, and the failure to comply with the Supervisory Agreements could result in the initiation of further enforcement action by the Federal Reserve or the OCC, including the imposition of further operating restrictions and result in additional enforcement actions against the Company and the Bank.

Note 3 — Summary of Significant Accounting Policies

The following significant accounting policies of the Company, which are applied in the preparation of the accompanying Consolidated Financial Statements, conform to accounting principles generally accepted in the U.S. GAAP.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

expenses during the reporting period. The Company has made significant estimates in a variety of areas, including by not limited to, valuation of certain financial instruments: inclusive of the DOJ litigation settlement, the allowance for loan losses, the representation and warranty reserve, and other-than-temporary impairment of securities. Actual results could materially differ from those estimates.

Determination of Fair Value

The Company has an established process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, fair value is based upon internally developed models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves and option volatilities. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, creditworthiness, liquidity and unobservable parameters that are applied consistently over time. Any changes to the valuation methodology are reviewed by management to determine appropriateness of the changes. As markets develop and the pricing for certain products becomes more transparent, the Company expects to continue to refine valuation methodologies.

The methods described above may produce a fair value estimate that may not be indicative or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in different estimates of fair values of the same financial instruments at the reporting date.

Recently Adopted Accounting Standards

On July 1, 2011, the Company adopted the update to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310, “Receivables — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” and applied the provisions retrospectively to January 1, 2011. The troubled debt restructuring (“TDR”) guidance clarifies whether loan modifications constitute TDRs, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether the restructuring constitutes as a TDR and a concession has been granted to the borrower, and clarifies the guidance for creditors to use in determining whether a borrower is experiencing financial difficulties. The adoption of the guidance did not have a material effect on the Company’s Consolidated Financial Statements or the Notes thereto. For further information concerning TDRs, refer to Note 8 — Loans Held-for-Investment.

On January 1, 2010, the Company adopted the update to FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to refine reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The adoption of the new authoritative accounting guidance did not have an effect on the Company’s Consolidated Financial Statements.

As of and for the year ended December 31, 2010, the Company adopted Accounting Standards Update (“ASU”) No. 2010-20, “Receivables (Topic 310): Disclosures about Credit Quality of Financing Receivables and the Allowance For Credit Losses.” This guidance requires disclosures that facilitate the evaluation of the nature

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

of credit risk inherent in its portfolio of financing receivables; how that risk is analyzed and assessed in determining the allowance for credit losses; and the changes and reasons for those changes in the allowance for credit losses. To achieve those objectives, disclosures on a disaggregated basis are provided on two defined levels: (1) portfolio segment; and (2) class of financing receivable. This guidance updates existing disclosure requirements and includes additional disclosure requirements relating to financing receivables. Short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value and debt securities, within the scope of Topic 320, are exempt from this guidance. For further information concerning credit quality, refer to Note 8 — Loans Held-for-Investment.

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

Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The guidance is intended to improve the comparability of financial reporting and facilitate the convergence of U.S. GAAP and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

IFRS by amending the guidance in ASC 220, Comprehensive Income. Under the amended guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective retrospectively for annual and interim periods beginning after December 15, 2011 for certain requirements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments to this guidance are effective at the same time as the amendments in ASU 2011-05, “Comprehensive Income (Topic 220) Presentation of Comprehensive Income,” so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that ASU 2011-12 is deferring. ASU 2011-12 supersedes certain pending paragraphs in ASU 2011-05 and are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This guidance is effective for annual and interim periods beginning on or after December 15, 2011.

In December 2011, the FASB has issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification.” The guidance represents the consensus reached in EITF Issue No. 10-E, “Derecognition of in Substance Real Estate” and applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. This guidance is effective prospective for annual and interim periods beginning on or after June 15, 2012. Early adoption is permitted. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. The FASB issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or US GAAP. The objective of this guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. This guidance is effective retrospectively for annual and interim periods beginning on or after January 1, 2013. The adoption of the guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements or the Notes thereto.

Cash and Cash Equivalents

Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Bank are included in cash and cash equivalents. Short-term investments that have a maturity at the date of acquisition of three months or less and are readily convertible to cash are considered cash equivalents.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Securities

Investments in debt securities and certain equity securities are accounted for under ASC Topic 320, “Investments — Debt and Equity Securities” as either available-for-sale or trading.

Securities in the trading category are recorded at fair value in the Company’s Consolidated Statements of Financial Condition, with unrealized and realized gains or losses included as a component of “gain on trading securities” in the Consolidated Statements of Operations.

The Company measures available-for-sale securities at fair value in the Consolidated Statements of Financial Condition, with unrealized gains and losses, net of tax, included in “other comprehensive income (loss)” in shareholders’ equity. The Company recognizes realized gains and losses on available-for-sale securities when securities are sold. The cost of securities sold is based on the specific identification method. Any gains or losses realized upon the sale of a security are reported in “net gain on securities available-for-sale” in the Consolidated Statements of Operations.

The Company evaluates available-for-sale securities for other-than-temporary impairment on a quarterly basis. An other-than-temporary impairment is considered to have occurred when the fair value of a debt security is below its amortized cost and the Company intends to sell or it is more likely than not that the Company will be required to sell the security before recovery.

Impairment is considered temporary if there is no intent or requirement to sell the impaired security. When determining whether an impairment is other than temporary to debt securities, the Company asserts: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Any security for which there has been an other-than-temporary impairment of value is written down to its estimated fair value through a charge to earnings for the amount representing the credit loss on the security and a charge recognized in other comprehensive income related to all other factors. Realized securities gains or losses and declines in value judged to be other-than-temporary representing credit losses are included in “net impairment losses recognized in earnings” in the Consolidated Statements of Operations.

Investment transactions are recorded on the trade date rather than on the settlement date, which may be later. Interest earned on securities, including the amortization of premiums and the accretion of discounts using the effective interest method over the period of maturity, is included in interest income. For a discussion of valuation of securities, see Note 5 — Investment Securities.

Loans Held-For-Sale

When the Company acquires or originates loans that it intends to sell, the Company classifies the loans as held-for-sale. Loans originated for sale prior to January 1, 2009 are accounted for at the lower of cost or fair value. For loans that originated after January 1, 2009 that the Company intends to sell, the Company has elected the fair value option as provided in ASC 825: “Financial Instruments” and reports the loans at fair value in accordance with ASC 820. Because these loans are recorded at their fair value, deferral of loan origination fees and direct origination costs associated with these loans is no longer permitted. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans. Otherwise, the fair value of loans is estimated using discounted cash flows based upon management’s best estimate of market interest rates for similar collateral At December 31, 2011 and 2010, the Company had an insignificant amount of loans that had been originated prior to the fair value election and accounted for at lower of cost or fair value. Gains or losses recognized upon the sale of loans are determined using the specific identification method.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Loans Held-for-Investment

The Company classifies loans that it has the intent and ability to hold for the foreseeable future or until maturity as held-for-investment. Held-for-investment loans are reported at their outstanding principal balance adjusted for any deferred and unamortized cost basis adjustments, including purchase premiums, discounts and other cost basis adjustments. The Company recognizes interest income on held-for-investment loans on an accrual basis using the interest method, including the amortization of any deferred cost basis adjustments, unless the Company believes that the ultimate collection of contractual principal or interest payments in full is not reasonably assured. From time to time a loan is considered impaired and an allowance for loan losses is established. Loans are considered impaired if it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, liquidation value or discounted cash flows. Impaired loans do not require an allowance if the fair value of the expected total repayments or collateral exceed the recorded investments in such loans. At December 31, 2011 and 2010, the majority of the impaired loans were evaluated based on discounted cash flows rather than based on the fair value of the underlying collateral. When loans originally designated as held-for-sale or loans originally designated as held-for-investment are reclassified, cash flows associated with the loans will be classified in the Consolidated Cash Flow Statements as operating or investing, as appropriate, in accordance with the initial classification of the loans rather than their current classification. The Company elected to carry its mortgage loans held-for-sale at fair value via the fair value options. As a result, any subsequent transfers of loans held-for-sale to loans held-for-investment is carried at fair value with any changes in fair value reported in the Company’s Consolidated Statements of Operations.

Delinquent Loans

For all classes within the consumer and commercial loan portfolio, loans are placed on non-accrual status when any portion of principal or interest is 90 days delinquent (or non-performing), or earlier when concerns exist as to the ultimate collection of principal or interest. When a loan is placed on non-accrual status, the accrued and unpaid interest is reversed. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

For all classes within the consumer and commercial loan portfolio, interest income is recognized on impaired loans using a cost recovery method unless the receipt of principal and interest as they become contractually due is not in doubt, such as in a troubled debt restructuring (“TDR”). TDRs of impaired loans that continue to perform under the restructured terms will continue on non-accrual status until the borrower has established a willingness and ability to make the restructured payment for at least six months, after which they will begin to accrue interest.

Impaired Loans

For all classes of loans within the consumer and commercial portfolio segments, all loans greater than a specified threshold, currently $1.0 million, which may be modified from time to time, are evaluated on at least a quarterly basis for impairment. Impaired loans below those scopes were collectively evaluated as homogeneous pools. Renegotiated loans are evaluated at the present value of expected future cash flows discounted at the loan’s effective interest rate. The calculated valuation allowance is included in the allowance for loan losses in the Consolidated Statements of Financial Condition.

Loans in both the consumer and commercial loan portfolios are considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. This determination requires significant judgment and utilization of estimates, and the eventual

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

outcome may differ significantly from those estimates. When a loan in any class within the consumer and commercial loan portfolios has been determined to be impaired, the amount of the impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. When the present value of expected future cash flows is used, the effective interest rate is the original contractual interest rate of the loan adjusted for any premium or discount. When the contractual interest rate is variable, the effective interest rate of the loan changes over time. A reserve is established as a component of the allowance for loan losses when a loan has been determined to be impaired. Subsequent to the initial measurement of impairment, if there is a significant change to the impaired loan’s expected future cash flows, or if actual cash flows are significantly different from the cash flows previously estimated, the Company recalculates the impairment and appropriately adjusts the reserve. Similarly, if the Company measures impairment based on the observable market price of an impaired loan or the fair value of the collateral of an impaired collateral dependent loan, the Company will adjust the reserve if there is a significant change in either of those bases. Those impaired loans not requiring a reserve represent loans for which expected discounted cash flows or the fair value of the collateral less estimated selling costs exceeded the recorded investments in such loans. At December 31, 2011 and 2010, the majority of all impaired loans were evaluated based on discounted cash flows rather than based on the fair value of the underlying collateral.

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

Consumer loan modifications.  The Company modifies loans under company-developed programs based upon the Company’s commitment to help eligible homeowners and borrowers avoid foreclosure, where appropriate. The Company’s modification programs typically reduce the interest rate and/or extend the term. Substantially all of modifications are classified as TDRs and have a term greater than six months. The company-developed modification programs involve a contractual change to original loan terms, but could revert back to the original loan terms.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

For consumer loan programs (e.g., residential first mortgages, second mortgages, construction, warehouse, HELOC, and other consumer), the Company enters into a modification when the borrower has indicated a hardship, including illness or death in the family, or a loss of employment. Other modifications occur when it is confirmed that the borrower does not possess the income necessary to continue making loan payments at the current amount, but the Company’s expectation is that payments at lower amounts can be made. The primary concession given to consumer loan borrowers includes a reduced interest rate and/or an extension of the amortization period or maturity date. Consumer loans identified as TDRs involve borrowers unable to refinance their mortgages through the Company’s normal mortgage origination channels or through other independent sources. Most, but not all, of the loans may be delinquent.

Commercial loan modifications.  Modifications of terms for commercial loans are based on individual facts and circumstances. Commercial loan modifications may involve a reduction of the interest rate and/or an extension of the term of the loan.

Restructured Loans

A modification to the contractual terms of a loan that results in granting a concession to a borrower experiencing financial difficulties is considered a TDR. The Company’s loss mitigation programs primarily include modifications that result in the capitalization of past due amounts in combination with interest rate reductions below market and/or the extension of the loan’s maturity date. Such restructurings are granted to borrowers in financial difficulty on either a permanent or contingent basis, as in the case of modifications with a trial period. The Company considers these types of loan restructurings to be TDRs.

In addition to these loan modifications, the Company also engages in other loss mitigation activities with troubled borrowers, which include repayment plans, forbearance arrangements, and the capitalization only of past due amounts. Repayment plans and forbearance arrangements are informal agreements with the borrower that do not result in the legal modification of the loan. For all of these activities, the Company considers the deferral or capitalization of three or fewer missed payments to represent only an insignificant delay, and thus not a TDR. If the Company defers or capitalize more than three missed payments, the delay is no longer considered insignificant, and the restructuring is accounted for as a TDR.

The Company measures impairment of a loan restructured in a TDR individually based on the excess of the recorded investment in the loan over the present value of the expected future cash inflows discounted at the loan’s original effective interest rate. Costs incurred to complete a TDR are expensed as incurred. However, when foreclosure is probable on an individually impaired loan, the Company measures impairment based on the difference between our recorded investment in the loan and the fair value of the underlying property, adjusted for the estimated costs to sell the property and estimated insurance or other proceeds we expect to receive.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Commercial TDRs.  In instances where the Company substantiates that collection of outstanding balances in full is probable, the note is considered for return to performing status upon the borrower sustaining sufficient cash flows for a six-month period of time. This six-month period could extend before or after the restructure date. If a charge-off was taken as part of the restructuring, any interest or principal payments received on that note are applied to first reduce the Bank’s outstanding book balance and then to recoveries of charged-off principal, unpaid interest, and/or fees and expenses.

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

In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate, the existence and extent of any continuing involvement in the transferred financial assets and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer. Control is generally considered to have been surrendered when (i) the transferred assets have been legally isolated from the Company and the consolidated affiliates, even in bankruptcy or other receivership, (ii) the transferee (or, if the transferee is an entity whose sole purpose is to engage in securitization or asset-backed financing that is constrained from pledging or exchanging the assets it receives, each third-party holder of its beneficial interests) has the right to pledge or exchange the assets (or beneficial interests) it received without any constraints that provide more than a trivial benefit, and (iii) neither the Company nor the consolidated affiliates and agents have (a) both the right and obligation under any agreement to repurchase or redeem the transferred assets before their maturity, (b) the unilateral ability to cause the holder to return specific financial assets that also provides a more-than-trivial benefit (other than through a cleanup call) and (c) an agreement that permits the transferee to require the Company to repurchase the transferred assets at a price so favorable that it is probable that it will require us to repurchase them.

If the sale criteria are met, the transferred financial assets are removed from the Consolidated Statements of Financial Condition and a gain or loss on sale is recognized. If the sale criteria are not met, the transfer is recorded as a secured borrowing in which the assets remain on the balance sheet and the proceeds from the transaction are recognized as a liability. For certain transfers, such as in connection with complex transactions or where the Company has continuing involvement such as servicing responsibilities, generally a legal opinion is obtained as to whether the transfer results in a “true sale” by law.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s held-for-investment loan portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. The allowance is a combination of general and specific reserves.

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

A portion of the general allowance for loan losses reflects, in part, amounts related to classified commercial loans not subjected to detailed review which are estimated by applying projected loss ratios, based on numerous factors described below, to the loans within the different Company-assigned risk ratings.

Additionally, management has sub-divided the homogeneous portfolios, including consumer, construction and residential mortgage loans, into categories that have exhibited greater loss exposure. The portion of the general allowance for loan losses allocated to other consumer and residential mortgage loans is determined by aggregating such loans, based on similar risk characteristics, for purposes of estimating incurred credit losses and establishing a loss reserve using a model that derives an overall loss reserve estimate. The estimate takes into account multiple factors which include but are not limited to loan product type, delinquency status, and historical loss experience.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The consumer portfolio segment includes residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. The commercial portfolio segment includes commercial real estate, commercial and industrial, and commercial lease financing loans. The allowance for loan losses represents management’s estimate of probable losses in the Company’s loans held-for-investment portfolio as of the date of the Consolidated Financial Statements. The allowance provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio but that have not been specifically identified. While the Company attributes portions of the allowance to consumer and commercial portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. For consumer and commercial portfolio segments, losses are estimated collectively for groups of loans with similar characteristics, and individually for impaired loans based on the changes in cash flows expected to be collected.

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

Loans secured by real estate are charged-off to the estimated fair value of the collateral when a loss is confirmed. All other consumer loans are charged-off at 120 days past due. A loan may be charged-off if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and the asset is the sole source of repayment.

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

Commercial loans are either charged-off or written down to net realizable value if a loss confirming event has occurred. Loss confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, foreclosure, or receipt of an asset valuation indicating a collateral deficiency and that asset is the sole source of repayment.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Repossessed Assets

Repossessed assets include one-to-four family residential property, commercial property, and one-to-four family homes under construction that were acquired through foreclosure or acceptance of a deed-in-lieu of foreclosure. Repossessed assets are initially recorded at estimated fair value, less estimated selling costs. Losses arising from the initial acquisition of such properties are charged against the allowance for loan losses at the time of transfer. Subsequent valuation adjustments to reflect fair value, as well as gains and losses on disposal of these properties, are charged to “Asset resolution” within noninterest expense in the Consolidated Statements of Operations as incurred.

Loans Repurchased with Government Guarantees

The Company sells a majority of the mortgage loans it produces into the secondary market on a whole loan basis or by securitizing the loans into mortgage-backed securities. When the Company sells or securitizes mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. When a loan that the Company has sold or securitized fails to perform according to its contractual terms, the purchaser will typically review the loan file to determine whether defects in the origination process occurred and if such defects constitute a violation of the Company’s representations and warranties. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. If a defect is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. Loans that are repurchased and that are performing according to their terms are included within the Company’s loans held-for-investment portfolio. Repurchased assets are loans that the Company has reacquired because of representation and warranties issues related to loan sales or securitizations and that are non-performing at the time of repurchase. To the extent the Company later forecloses on the loan, the underlying property is transferred to repossessed assets for disposal. The estimated fair value of the repurchased assets is included within “other assets” in the Consolidated Statements of Financial Condition.

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

Mortgage Servicing Rights

Accounting guidance codified within ASC Topic 860, “Transfers and Services,” requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits an entity to choose either an amortization or fair value

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

measurement method for each class of separately recognized servicing assets and servicing liabilities for subsequent valuations. The Company purchases and originates mortgage loans for sale to the secondary market and sells the loans on either a servicing-retained or servicing-released basis. MSRs are recognized as assets at the time a loan is sold on a servicing-retained basis. The Company accounts for its residential class of MSRs at fair value and in 2010 and prior utilized the amortization method for its consumer class of MSRs for subsequent valuations.

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

Financial Instruments and Derivatives

In seeking to protect its financial assets and liabilities from the effects of changes in market interest rates, the Company has devised and implemented an asset/liability management strategy that seeks, on an economic basis, to mitigate significant fluctuations in the financial position and results of operations. The Company generally hedges its pipeline of loans held-for-sale with forward commitments to sell Fannie Mae or Freddie Mac securities. Further, the Company occasionally enters into swap agreements to hedge the cash flows on certain liabilities. The Company does not apply hedge accounting to any derivatives.

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Statement of Financial Condition at their fair value on a trade date basis. The Company reports derivatives in a gain position in “other assets” and derivatives in a loss position in “other liabilities” in the Consolidated Statement of Financial Condition. Derivative gains and losses are recognized immediately in noninterest income. The Company enters into various derivative agreements with customers desiring protection from possible adverse future fluctuations in interest rates. As an intermediary, the Company generally maintains a portfolio of matched offsetting derivative agreements. These contracts are marked to market through earnings.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Trust Preferred Securities

As of December 31, 2011, the Company sponsored nine trusts, of which 100 percent of the common equity was owned by the Company. Each of the trusts has issued trust preferred securities to third party investors and loaned the proceeds to the Company in the form of junior subordinated notes, which are included in “long term debt” in the Consolidated Financial Statements of Condition. The notes held by each trust are the sole assets of that trust. Distributions on the trust preferred securities of each trust are payable quarterly at a rate equal to the interest being earned by the trust on the notes held by these trusts.

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

The trusts are variable interest entities (“VIEs”) under U.S. GAAP and are not consolidated. The Company’s investment in the common stock of these trusts is included in “other assets” in the Company’s Consolidated Statements of Financial Condition. The capital raised through the sale of the junior subordinated notes as part of the trust preferred transaction, when subsequently invested into the Bank, qualifies as Tier 1 capital under current banking regulations. Due to the Dodd-Frank Wall Street Reform and Consumer Protection Act, newly issued trust preferred securities issued after May 19, 2010 may no longer be included as part of a Bank’s Tier 1 capital and existing trust preferred securities may remain includable in Tier 1 capital only if a bank’s asset size at December 31, 2010 was $15.0 billion or less. On such date, the Bank had total assets below that amount, and its trust preferred securities remain includable in Tier 1 capital and would continue to be includable if the Bank’s assets subsequently increase above the $15.0 billion.

On January 27, 2012, the Company provided notice to the U.S. Treasury exercising the contractual right to defer regularly scheduled quarterly payments of dividends, beginning with the February 2012 payment, on preferred stock issued and outstanding in connection with participation in the TARP Capital Purchase Program. Under the terms of the preferred stock, the Company may defer payments of dividends for up to six quarters in total without default or penalty. Concurrently, the Company also exercised contractual rights to defer interest payments with respect to trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. The Company believes in prudent capital stewardship and will refrain from making further payments until the financial condition improves. These payments will be periodically evaluated and reinstated when appropriate, subject to provisions of its Bancorp Supervisory Agreement.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 27 — Income Taxes, for details on the Company’s income taxes.

The Company regularly reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

The Company is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. The Company adopted accounting guidance related to uncertainty in income taxes. The guidance prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under the guidance, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The guidance also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of existing U.S. GAAP. The Company recognizes interest and penalties related to uncertain tax positions in “other taxes” in the Consolidated Statements of Operations.

Representation and Warranty Reserve (formerly “Secondary Market Reserve”)

The Company sells or securitizes most of the residential mortgage loans that it originates into the secondary mortgage market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the manner of origination, the nature and extent of underwriting standards applied and the types of documentation being provided. Typically, these representations and warranties are in place for the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loan. The Company maintains a representation and warranty reserve to account for the expected losses related to loans it might be required to repurchase (or the indemnity payments it may have to make to purchasers). The representation and warranty reserve takes into account both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company’s previous estimates of expected losses on loans sold. In each case, these estimates are based on the Company’s most recent data regarding loan repurchases and indemnifications, and actual credit losses on repurchased and indemnified loans, among other factors. Increases to the representation and warranty reserve for current loan sales reduce the Company’s net gain on loan sales. Adjustments to the Company’s previous estimates are recorded as an increase or decrease to “representation and warranty reserve — change in estimate” in the Consolidated Statements of Operations.

Reinsurance Reserves

The Company, through its wholly-owned subsidiary Flagstar Reinsurance Company, provided credit refinement with respect to certain pools of mortgage loans unwritten and originated by the Company. During

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

2009, the Company executed commutation agreements with two of the four mortgage insurance companies with which it had reinsurance agreements and terminated its agreement with a third of such mortgage insurance companies. During the third quarter 2010, the Company terminated its reinsurance agreement with the last of four mortgage insurance companies. Under each commutation agreement, the respective mortgage insurance company took back the ceded risk (thus again assuming the entire insured risk) and received rights to all of the related future premiums. In addition, the respective mortgage insurance company received all the cash held in trust attributable to the related reinsurance arrangement. At December 31, 2011, 2010 and 2009, the Company maintained reserves related to the remaining reinsurance agreements amounting to zero in both 2011 and 2011, and $4.4 million in 2009, respectively, that represented incurred and unreported losses, and an expected premium deficiency.

Litigation Settlement

The Company has elected the fair value option to account for the Additional Payments to be made under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company is making the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in the Consolidated Financial Statements.

The litigation settlement is included in “other liabilities” on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are expensed in the period they are incurred and are included as part of “general and administrative” expenses in the Consolidated Statements of Operations. Advertising expenses totaled $7.7 million, $10.3 million, and $12.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

The Company utilizes accounting guidance within ASC Topic 718, “Compensation-Stock Compensation,” to account for its stock-based compensation. This accounting guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the Consolidated Statements of Operations based on their fair values. The amount of compensation is measured at the fair value of the options when granted and this cost is expensed over the required service period, which is normally the vesting period of the options. This accounting guidance applies to awards granted or modified after January 1, 2006 or any unvested awards outstanding prior to that date. Existing options that vested after the adoption date resulted in no additional compensation expense in 2011, 2010 and 2009.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 4 — Fair Value Accounting

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in either case through an orderly transaction between market participants at the measurement date. The Company utilizes fair value measurements to record certain assets and liabilities at fair value and to determine fair value disclosures. The determination of fair values of financial instruments often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation models rely on market-based parameters when available, such as interest rate yield curves, credit spreads or unobservable inputs. Unobservable inputs may be based on management’s judgment, assumptions and estimates related to credit quality, asset growth, the Company’s future earnings, interest rates and other relevant inputs. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

Valuation Hierarchy

U.S. GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements that is based on the transparency of the inputs used in the valuation process. The three levels of the hierarchy, highest ranking to lowest, are as follow:

•	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets in which the Company can participate as of the measurement date.

•

Level 2 — Quoted prices for similar instruments in active markets, and other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input within the valuation hierarchy that is significant to the overall fair value measurement. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

The following is a description of the valuation methodologies used by the Company for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Assets

Securities classified as trading.  These securities are comprised of U.S. government sponsored agency mortgage-backed securities, U.S. Treasury bonds and non-investment grade residual securities that arose from private-label securitizations of the Company. The U.S. government sponsored agency mortgage-backed securities and U.S. Treasury bonds trade in an active, open market with readily observable prices and are therefore classified within the Level 1 valuation hierarchy. The non-investment grade residual securities do not trade in an active, open market with readily observable prices and are therefore classified within the Level 3 valuation hierarchy. Under Level 3, the fair value of residual securities is determined by discounting estimated net future cash flows using expected prepayment rates and discount rates that approximate current market rates. Estimated net future cash flows include assumptions related to expected credit losses on these securities. The Company maintains a model that evaluates the default rate and severity of loss on the residual securities collateral, considering such factors as loss experience, delinquencies, loan-to-value ratios, borrower credit scores and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

property type. At December 31, 2011 and 2010, the Company had no Level 3 securities classified as trading. See Note 11 — Private-label Securitization Activity, for the key assumptions used in the residual interest valuation process.

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

Loans held-for-sale.  The Company generally estimates the fair value of mortgage loans held-for-sale based on quoted market prices for securities backed by similar types of loans. Where quoted market prices were available, such market prices were utilized as estimates for fair values. Otherwise, the fair values of loans was computed by discounting cash flows using observable inputs inclusive of interest rates, prepayment speeds and loss assumptions for similar collateral. These measurements are classified as level 2.

Loans held-for-investment.  Loans held-for-investment are generally recorded at amortized cost. The Company does not record these loans at fair value on a recurring basis. However, from time to time a loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Once a loan is identified as impaired, the fair value of the impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, or discounted cash flows. The fair value of the underlying collateral is determined, where possible, using market prices derived from appraisals or broker price opinions which are considered to be Level 3. Fair value may also be measured using the present value of expected cash flows discounted at the loan’s effective interest rate. The Company records the impaired loan as a non-recurring Level 3 valuation.

Loans held-for-investment on a recurring basis are loans that were previously recorded as loans held-for-sale but subsequently transferred to the held-for-investment category. As the Company selected the fair value option for the held-for-sale loans, they continue to be reported at fair value and measured consistent with the Level 2 methodology for loans held-for-sale.

Repossessed assets.  Loans on which the underlying collateral has been repossessed are adjusted to fair value less costs to sell upon transfer to repossessed assets. Subsequently, repossessed assets are carried at the lower of carrying value or fair value, less anticipated marketing and selling costs. Fair value is generally based upon third-party appraisals or internal estimates and considered a Level 3 classification.

Residential mortgage servicing rights.  The current market for residential mortgage servicing rights is not sufficiently liquid to provide participants with quoted market prices. Therefore, the Company uses an option-adjusted spread valuation approach to determine the fair value of residential MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates. The key assumptions used in the valuation of residential MSRs include mortgage prepayment speeds and discount rates. Management obtains third-party valuations of the residential MSR portfolio on a quarterly basis from independent valuation experts to assess the reasonableness of the fair value calculated by its internal valuation model. Due to the nature of the valuation inputs, residential MSRs are classified within Level 3 of the valuation hierarchy. See Note 13 — Mortgage Servicing Rights, for the key assumptions used in the residential MSR valuation process.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Derivative financial instruments. Certain classes of derivative contracts are listed on an exchange and are actively traded, and they are therefore classified within Level 1 of the valuation hierarchy. These include U.S. Treasury futures and U.S. Treasury options. The Company’s forward loan sale commitments and interest rate swaps are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. Rate lock commitments are valued using internal models with significant unobservable market parameters and therefore are classified within Level 3 of the valuation hierarchy. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. The derivatives are reported in either “other assets” or “other liabilities” on the Consolidated Statements of Financial Condition.

Liabilities

Warrants.  Warrant liabilities are valued using a binomial lattice model and are classified within Level 2 of the valuation hierarchy. Significant observable inputs include expected volatility, a risk free rate and an expected life. Warrant liabilities are reported in “other liabilities” on the Consolidated Statements of Financial Condition.

Litigation settlement.  The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company is making the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements

The specific terms of the payment structure are as follow:

•

The Company generates positive income for a sustained period, such that part or all of the Deferred Tax Asset (“DTA”), which has been offset by a valuation allowance (the “DTA Valuation Allowance”), is likely to be realized, as evidenced by the reversal of the DTA Valuation Allowance in accordance with U.S. GAAP.

•

The Company is able to include capital derived from the reversal of the DTA Valuation Allowance in the Bank’s Tier 1 capital, which is the lesser of 10 percent of Tier 1 capital or the amount of the DTA that the Company expects to recover within one year based on financial projections.

•

The Company’s obligation to repay the $266.7 million in preferred stock held by the U.S. Treasury under the TARP program has been either extinguished or excluded from Tier 1 capital for purposes of calculating the Tier 1 capital ratio as described in the paragraph below.

•

Upon the occurrence of each of the future events described above, and provided doing so would not violate any banking regulatory requirement or the OCC does not otherwise object, the Company will begin making Additional Payments provided that (i) each annual payment would be equal to the lesser of $25 million or the portion of the Additional Payments that remains outstanding after deducting prior payments; and (ii) no obligation arises until the Company’s call report as filed with the OCC, including any amendments thereto, for the period ending at least six months prior to the making of such Additional Payments, reflects a minimum Tier 1 capital ratio of 11 percent (or higher if required by regulators), after excluding any unextinguished portion of TARP.

•

In no event will the Company be required to make an Additional Payment if doing so would violate any material banking regulatory requirement or the OCC (or any successor regulator under the Safety and Soundness Program) objects in writing to the making of an Additional Payment.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The fair value of the DOJ Agreement is based on a discounted cash flow valuation model that incorporates the Company’s current estimate of the most likely timing and amount of the cash flows necessary to satisfy the obligation. These cash flow estimates are reflective of the Company’s detailed financial and operating projections for the next three years, as well as more general growth earnings and capital assumptions for subsequent periods.

The timing of each of the metrics is dependent on the preceding metric being achieved and actual Bank operating results and forecasted assumptions could materially change the value of the liability. As the Bank’s profitability increases, the value of the deferred liability would also increase.

The cash flows are discounted using a 17.4 percent discount rate that is inclusive of the risk free rate based on the expected duration of the liability and an adjustment for nonperformance risk that represents the Company’s credit risk. The model assumes 12 quarters of profitability prior to reversing the valuation allowance associated with the deferred tax asset.

The liability is classified within Level 3 of the valuation hierarchy given the projections of earnings and growth rate assumptions are unobservable inputs. The litigation settlement is included in “other liabilities” on the Consolidated Financial Statements and changes in the fair value of the litigation settlement will be recorded each quarter in general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value as of December 31, 2011 and 2010, by caption on the Consolidated Statements of Financial Condition and by the valuation hierarchy (as described above).

December 31, 2011	Level 1	Level 2	Level 3	Total Carrying Value
	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$313,383	$—	$—	$313,383
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	365,256	365,256
U.S. government sponsored agencies	116,096	—	—	116,096
Loans held-for-sale:
Residential first mortgage loans	—	1,629,618	—	1,629,618
Loans held-for-investment:
Residential first mortgage loans	—	22,651	—	22,651
Residential mortgage servicing rights	—	—	510,475	510,475
Derivative assets:
U.S. Treasury futures	3,316	—	—	3,316
Agency forwards	9,362	—	—	9,362
Rate lock commitments	—	—	70,965	70,965
Interest rate swaps	—	3,296	—	3,296

Total derivative assets	12,678	3,296	70,965	86,939

Total assets at fair value	$442,157	$1,655,565	$946,696	$3,044,418

Derivative liabilities:
Forward agency and loan sales	$—	$(42,978)	$—	$(42,978)
Interest rate swaps	—	(3,296)	—	(3,296)

Total derivative liabilities	—	(46,274)	—	(46,274)
Warrant liabilities	—	(2,411)	—	(2,411)
Litigation settlement(1)	—	—	(18,300)	(18,300)

Total liabilities at fair value	$—	$(48,685)	$(18,300)	$(66,985)

(1)	Does not include the $15.0 million payment scheduled to be paid within 30 business days after the effective date of the DOJ Agreement.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

December 31, 2010	Level 1	Level 2	Level 3	Total Carrying Value
	(Dollars in thousands)
Securities classified as trading:
U.S. Treasury bonds	$160,775	$—	$—	$160,775
Securities classified as available-for-sale:
Non-agency collateralized mortgage obligations	—	—	467,488	467,488
U.S. government sponsored agencies	7,737	—	—	7,737
Loans held-for-sale:
Residential first mortgage loans	—	2,343,638	—	2,343,638
Loans held-for-investment:
Residential first mortgage loans	—	19,011	—	19,011
Residential mortgage servicing rights	—	—	580,299	580,299
Derivative assets:
Forward agency and loan sales	—	35,820	—	35,820
Rate lock commitments	—	—	14,396	14,396
Agency forwards	4,088	—	—	4,088

Total derivative assets	4,088	35,820	14,396	54,304

Total assets at fair value	$172,600	$2,398,469	$1,062,183	$3,633,252

Derivative liabilities:
U.S. Treasury futures	$(13,176)	$—	$—	$(13,176)
Warrant liabilities	—	(9,300)	—	(9,300)

Total liabilities at fair value	$(13,176)	$(9,300)	$—	$(22,476)

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

There were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements during the years ended December 31, 2011 and 2010. The Company reclassified the 2010 and 2011 nonrecurring hierarchy disclosures for impaired loans and repossessed assets from Level 2 to Level 3 to reflect that the appraised values, broker price opinions or internal estimates contain unobservable inputs. The impact was limited to disclosure.

Interest rate swap derivatives were transferred from a Level 1 to a Level 2 during the fourth quarter 2011 because the derivatives are not actively being traded on a listed exchange. The interest rate swap derivatives are valued based on quoted prices for similar assets in an active market with inputs that are observable and are now classified within Level 2 of the valuation hierarchy.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Fair Value Measurements Using Significant Unobservable Inputs

The tables below include a roll forward of the Consolidated Statements of Financial Condition amounts for the years ended December 31, 2011, 2010 and 2009 (including the change in fair value) for financial instruments classified by the Company within Level 3 of the valuation hierarchy.

For the Year Ended December 31, 2011	Balance at Beginning of Year	Recorded in Earnings		Recorded in OCI	Issuances	Purchases	Sales	Settlements	Balance at End of Year	Changes In Unrealized Held at End of Year(5)
		Total Unrealized Gains/ (Losses)	Total Realized Gains/ (Losses)	Total Unrealized Gains/ (Losses)
	(Dollars in thousands)
Assets
Securities classified as available-for-sale(1)(2)(3)
Non-agency collateralized mortgage obligations	$467,488	$(24,038)	$—	$11,367	$—	$—	$(89,561)	$—	$365,256	$11,367
Residential mortgage servicing rights	580,299	(169,498)	—	—	—	254,818	(87,265)	(67,879)	510,475	—
Derivative financial instruments:
Rate lock commitments	14,396	53,669	177,926	—	—	318,230	(308,768)	(184,488)	70,965	—

Totals	$1,062,183	$(16,897)	$—	$11,367	$—	$573,048	$(580,521)	$(157,440)	$946,696	$11,367

Liabilities
Litigation settlement	$—	$—	$—	$—	$—	$—	$—	$18,300	$18,300	$—

For the Year Ended December 31, 2010
Securities classified as trading:
Non-investment grade residual interests(4)	$2,057	$(2,057)	$—	$—	$—	$—	$—	$—	$—	$—
Securities classified as available-for-sale(1)(2)(3)
Non-agency collateralized mortgage obligations	538,376	(4,991)	—	33,869	—	—	—	(99,766)	467,488	33,869
Residential mortgage servicing rights	649,133	(90,718)	—	—	—	238,791	(136,789)	(80,118)	580,299	—
Derivative financial instruments:
Rate lock commitments	10,061	21,116	202,325	—	—	215,737	(283,211)	(151,632)	14,396	—

Totals	$1,199,627	$(76,650)	$202,325	$33,869	$—	$454,528	$(420,000)	$(331,516)	$1,062,183	$33,869

For the Year Ended December 31, 2009
Securities classified as trading:
Non-investment grade residual interests(4)	$24,808	$(22,751)	$—	$—	$—	$—	$—	$—	$2,057	$—
Securities classified as available-for-sale(1)(2)(3)
Non-agency collateralized mortgage obligations	563,083	(20,747)	—	109,411	—	—	—	(113,371)	538,376	109,411
Residential mortgage servicing rights	511,294	63,804	—	—	—	335,445	(134,853)	(126,557)	649,133	—
Derivative financial instruments:
Rate lock commitments	78,613	5,662	146,145	—	—	570,708	(467,257)	(323,810)	10,061	—

Totals	$1,177,798	$25,968	$146,145	$109,411	$—	$906,153	$(602,110)	$(563,738)	$1,199,627	$109,411

(1)	Realized gains (losses), including unrealized losses deemed other-than-temporary and related to credit issues, are reported in non-interest income.

(2)	U.S. government agency securities classified as available-for-sale are valued predominantly using quoted broker/dealer prices with adjustments to reflect for any assumptions a willing market participant would include in its valuation. Non-agency securities classified as available-for-sale are valued using internal valuation models and pricing information from third parties.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

(3)	Management had anticipated that the non-agency securities would be classified under Level 2 of the valuation hierarchy. However, due to illiquidity in the markets, the fair value of these securities will be determined using internal models and therefore is classified within Level 3 of the valuation hierarchy and pricing information from third parties.

(4)	Residual interests are valued using internal inputs supplemented by independent third party inputs.

(5)	Changes in the unrealized gains (losses) related to financial instruments held at the end of the year.

(6)	There were no transfers into or out of Level 3 assets or liabilities.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market and had a fair value below cost at the end of the period as summarized below.

Assets Measured at Fair Value on a Nonrecurring Basis (1)

	Total	Level 1	Level 2(1)	Level 3
	(Dollars in thousands)
December 31, 2011
Impaired loans held-for-investment:(2)
Mortgage loans	$210,040	$—	$—	$210,040
Commercial real estate loans	180,306	—	—	180,306
Repossessed assets(3)	114,715	—	—	114,715

Totals	$505,061	$—	$—	$505,061

December 31, 2010
Impaired loans held-for-investment:(2)
Mortgage loans	$32,025	$—	$—	$32,025
Commercial real estate loans	218,091	—	—	218,091
Repossessed assets(3)	151,085	—	—	151,085

Totals	$401,201	$—	$—	$401,201

(1)	As of December 31, 2011 the Company reclassified impaired loans and repossessed assets from Level 2 to Level 3 to reflect that many of the appraised values, price opinions or internal estimates contain unobservable inputs.

(2)	The Company recorded $121.8 million and $81.6 million in fair value losses on impaired loans (included in “provision for loan losses” on the Consolidated Statements of Operations) during the years ended December 31, 2011 and 2010, respectively.

(3)	The Company recorded $20.4 million and $73.4 million in losses related to write-downs of repossessed assets based on the estimated fair value of the specific assets, and recognized net loss of $(4.7) million and a net gain of $4.4 million on sales of repossessed assets during the years ended December 31, 2011 and 2010, respectively.

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

The following table presents the carrying amount and estimated fair value of certain financial instruments.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in thousands)
Financial Instruments:
Assets:
Cash and cash equivalents	$731,058	$731,058	$953,534	$953,534
Securities classified as trading	313,383	313,383	160,775	160,775
Securities classified as available-for-sale	481,352	481,352	475,225	475,225
Loans held-for-sale	1,800,885	1,823,421	2,585,200	2,513,239
Loans repurchased with government guarantees	1,899,267	1,899,267	1,674,752	1,674,752
Loans held-for-investment, net	6,720,587	6,748,914	6,031,483	5,976,623
Accrued interest receivable	105,200	105,200	83,893	83,893
Repossessed assets	114,715	114,715	151,085	151,085
FHLB stock	301,737	301,737	337,190	337,190
Mortgage servicing rights	510,475	510,475	580,299	580,299
Customer initiated derivative interest-rate swaps	3,296	3,296	—	—
Liabilities:
Retail deposits:
Demand deposits and savings accounts	(2,520,710)	(2,440,208)	(2,153,438)	(2,075,898)
Certificates of deposit	(2,972,258)	(3,001,645)	(3,230,972)	(3,292,983)
Government accounts	(711,097)	(705,991)	(663,976)	(664,572)
National certificates of deposit	(384,910)	(394,442)	(883,270)	(906,699)
Company controlled deposits	(1,101,013)	(1,095,602)	(1,066,443)	(1,048,432)
FHLB advances	(3,953,000)	(4,195,163)	(3,725,083)	(3,901,385)
Long-term debt	(248,585)	(80,575)	(248,610)	(100,534)
Accrued interest payable	(8,723)	(8,723)	(12,965)	(12,965)
Warrant liabilities	(2,411)	(2,411)	(9,300)	(9,300)
Litigation settlement	(18,300)	(18,300)	—	—
Customer initiated derivative interest-rate swaps	(3,296)	(3,296)	—	—
Derivative Financial Instruments:
Forward delivery contracts	(42,978)	(42,978)	35,820	35,820
Commitments to extend credit	70,965	70,965	14,396	14,396
U.S. Treasury and agency futures/forwards	12,678	12,678	(9,088)	(9,088)

The methods and assumptions were used by the Company in estimating fair value of financial instruments that were not previously disclosed.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Accrued interest receivable.  The carrying amount is considered a reasonable estimate of fair value.

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

Accrued interest payable.  The carrying amount is considered a reasonable estimate of fair value.

Fair Value Option

The Company has elected, under the fair value option in ASC 825: Financial Instruments, to record at fair value certain financial assets and financial liabilities. The fair value election is typically made on an instrument by instrument basis. The decision to measure a financial instrument at fair value cannot be revoked once the election is made. Upon adoption of SFAS 159: The Fair Value Option for Financial Assets and Financial Liabilities, the Company made a policy decision to elect the fair value option for held-for-sale loans originated post 2009.

The Company has elected the fair value option to account for the liability representing the obligation to make Additional Payments under the DOJ Agreement. The signed settlement contract with the DOJ establishes a legally enforceable contract with a stipulated payment plan that meets the definition of a financial liability. The Company is making the fair value election as of December 31, 2011, the date the Company first recognized the financial instrument in its financial statements.

The Company elected the fair value option for held-for-sale loans and the litigation settlement liability to better reflect the management of these financial instruments on a fair value basis. Interest income on loans held-for-sale is accrued on the principal outstanding primarily using the “simple-interest” method. Interest expense on the litigation settlement will be included in the overall change in fair value of the liability each quarter.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

At December 31, 2011 and 2010 the balance of the fair value of the loans held-for-sale were $1.6 billion and $2.3 billion, respectively. For the years ended December 31, 2011 and 2010, the fair value of held-for-sale loans at fair value decreased $714.0 million and $406.5 million, respectively. The change in fair value included in earnings was $356.3 million, $340.8 million and $530.7 million, respectively, for the years ended December 31, 2011, 2010 and 2009. Changes in fair value of the loans held-for-sale are recorded in net gain on loan sales on the Company’s Consolidated Statements of Operations.

At December 31, 2011 and 2010 the balance of the fair value of the loans held-for-investment were $22.7 million and $19.0 million, respectively. For the years ended December 31, 2011 and 2010, the fair value of held-for-investment loans at fair value increased $3.6 million and $7.7 million, respectively. The change in fair value included in earnings was $0.7 million, $0.2 million and $(0.9) million, respectively, for the years ended December 31, 2011, 2010 and 2009. Changes in fair value of the loans held-for-investment are reflected in interest income on loans on the Company’s Consolidated Statements of Operations.

At December 31, 2011, the fair value of financial liabilities, which related to the Company’s litigation settlement with the U.S. Department of Justice was $18.3 million, included in other liabilities in the Consolidated Statements of Financial Condition. The increase of $18.3 million included in earnings for the year ended December 31, 2011, and the changes in fair value of the litigation settlement are recorded within general and administrative expense within non-interest expense on the Consolidated Statements of Operations.

The following table reflects the difference between the aggregate fair value and aggregate remaining contractual principal balance outstanding as of December 31, 2011, 2010 and 2009 for loans for which the fair value option has been elected.

	For the Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	(Dollars in thousands)
	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) UPB	Unpaid Principal Balance	Fair Value	Fair Value Over/ (Under) UPB
Assets
Nonaccrual loans:
Loans held-for-sale	$281	$291	$10	$—	$—	$—	$—	$—	$—
Loans held-for-investment	2,989	2,963	(26)	2,968	2,980	(12)	2,529	2,491	(38)

Total loans	$3,270	$3,254	$(16)	$2,968	$2,980	$(12)	$2,529	$2,491	$(38)

Other performing loans:
Loans held-for-sale	$1,570,302	$1,629,327	$59,026	$2,341,494	$2,343,638	$2,144	$1,900,153	$1,937,171	$37,018
Loans held-for-investment	18,699	19,688	989	16,047	16,031	16	9,289	8,796	(502)

Total loans	$1,589,001	$1,649,015	$60,015	$2,357,541	$2,359,669	$2,160	$1,909,451	$1,945,967	$36,516

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 5 — Investment Securities

As of December 31, 2011 and 2010, investment securities were comprised of the following.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2011
Securities classified as trading:
U.S. Treasury bonds	$291,809	$21,574	$—	$313,383

Securities classified as available-for-sale:
Non-agencies collateralized mortgage obligations	$401,273	$—	$(36,017)	$365,256
U.S. government sponsored agencies	113,885	2,211	—	116,096

Total securities classified as available-for-sale	$515,158	$2,211	$(36,017)	$481,352

December 31, 2010
Securities classified as trading:
U.S. Treasury bonds	$160,289	$486	$—	$160,775

Securities classified as available-for-sale:
Non-agencies collateralized mortgage obligations	$510,167	$1,979	$(44,658)	$467,488
U.S. government sponsored agencies	7,211	526	—	7,737

Total securities classified as available-for-sale	$517,378	$2,505	$(44,658)	$475,225

Trading

Securities classified as trading are comprised of AAA-rated U.S. Treasury bonds. U.S. Treasury bonds held in trading are distinguished from available-for-sale based upon the intent of the Company to use them as an economic offset against changes in the valuation of the MSR portfolio; however, these securities do not qualify as a hedge.

For U.S. Treasury bonds held, the Company recognized an unrealized gain of $21.1 million during the year ended December 31, 2011. For the year ended December 31, 2010, the Company recognized a gain of $76.5 million of which $3.9 million was unrealized gain on U.S. Treasury bonds held at December 31, 2010.

Available-for-sale

At December 31, 2011 and December 31, 2010, the Company had $481.4 million and $475.2 million, respectively, in securities classified as available-for-sale which were comprised of U.S. government sponsored agency and non-agency collateralized mortgage obligations (“CMOs”). Securities available-for-sale are carried at fair value, with unrealized gains and losses reported as a component of other comprehensive loss to the extent they are temporary in nature or “other-than-temporary impairments” (“OTTI”) as to non-credit related issues. If unrealized losses are, at any time, deemed to have arisen from OTTI, then the credit related portion is reported as an expense for that period.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table summarizes by duration the unrealized loss positions, at December 31, 2011 and 2010, on securities.

	Unrealized Loss Position with Duration 12 Months and Over			Unrealized Loss Position with Duration Under 12 Months
Type of Security	Fair Value	Number of Securities	Unrealized Loss	Fair Value	Number of Securities	Unrealized Loss
	(Dollars in thousands)
December 31, 2011
Collateralized mortgage obligations	$318,843	10	$(34,046)	$46,413	2	$(1,971)

December 31, 2010
Collateralized mortgage obligations	$432,577	11	$(44,658)	$—	—	$—

The unrealized losses on securities available-for-sale of $36.0 million on non-agency CMOs at December 31, 2011. The unrealized losses on securities-available-for-sale were $44.7 million on $432.6 million of CMOs at December 31, 2010. These CMOs consist of interests in investment vehicles backed by residential mortgage loans.

Generally, an investment impairment analysis is performed every three months. Before an analysis is performed, the Company reviews the general market conditions for the specific type of underlying collateral each of the CMOs; in this case, the mortgage market in general has suffered from significant losses in value. With the assistance of third party experts as deemed necessary, the Company models the expected cash flows of the underlying mortgage assets using historical factors such as default rates, current delinquency rates and estimated factors such as prepayment speed, default speed and severity speed. Next, the cash flows are modeled through the appropriate waterfall for each CMO tranche owned; the level of credit support provided by subordinated tranches is included in the waterfall analysis. The resulting cash flow of principal and interest is then utilized by management to determine the amount of credit losses by security.

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

During the year ended December 31, 2011, $24.0 million of OTTI, primarily due to forecasted credit losses, on CMOs, were recognized on 11 securities that had losses prior to December 31, 2011. At December 31, 2011, the cumulative amount of OTTI due to credit losses totaled $59.4 million. During the year ended December 31, 2010, additional OTTI due to credit losses on 10 collateralized mortgage obligations with existing other-than-temporary impairment credit losses totaled $5.0 million. During the year ended December 31, 2009, additional OTTI due to credit losses on three investments with existing other-than temporary impairment credit losses totaled $6.6 million while an additional $14.1 million OTTI due to credit loss was recognized on eight securities that did not already have such losses. All OTTI due to credit losses were recognized in current operations.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

At December 31, 2011, the Company had total OTTI of $59.4 million on 11 securities in the available-for-sale portfolio with $6.4 million in net gain recognized in other comprehensive income. At December 31, 2010, the Company had total OTTI of $40.0 million on 10 securities in the available-for-sale portfolio with $48.6 million in total net gain recognized in other comprehensive income. The impairment losses arising from credit related matters were reported in the Consolidated Statements of Operations. The following table shows the activity for OTTI credit loss.

	For the Years Ended
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$(40,045)	$(35,272)	$(14,525)
Additions on securities with no prior OTTI	—	—	(14,140)
Reduction of principal on CMOs	4,708	218	—
Additions on securities with previous OTTI recognized	(24,039)	(4,991)	(6,607)

Balance, December 31,	$(59,376)	$(40,045)	$(35,272)

Gains (losses) on the sale of U.S. government sponsored agency mortgage-backed securities available-for-sale that are recently created with underlying mortgage products originated by the Bank are reported within net gain on loan sale. Securities in this category have typically remained in the portfolio less than 90 days before sale. During the year ended December 31, 2011, there were $13.9 million in sales of U.S. government sponsored agency securities with underlying mortgage products recently originated by the Bank, resulting in $0.1 million of net gain on loan sales. During the year ended December 31, 2010, sales of agency securities with underlying mortgage products recently originated by the Bank were $187.7 million, resulting in $1.2 million of net gain on loan sales compared with a $13.0 million net gain on $653.0 million of sales during the year ended December 31, 2009.

Gain (losses) on sales for all other available-for-sale securities types are reported in “net gain on securities available-for-sale” in the Consolidated Statements of Operations. During the year ended December 31, 2011, the Company had no sales of agency and non-agency securities, compared to the same period ended December 31, 2010 in which the Company sold $251.0 million in U.S. government sponsored agency and non-agency securities available-for-sale resulting in a net gain on sale of $6.7 million and a $8.6 million net gain on $164.0 million of sales during the same period ended December 31, 2009.

As of December 31, 2011 and 2010, the aggregate amount of available-for-sale securities from each of the following non-agency issuers was greater than 10 percent of the Company’s stockholders’ equity.

	December 31, 2011		December 31, 2010
Name of Issuer	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

	(Dollars in thousands)
Countrywide Home Loans	$134,993	$124,313	$173,860	$159,910
Flagstar Home Equity Loan Trust 2006-1	123,251	110,328	149,717	136,707

	$258,244	$234,641	$323,577	$296,617

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The amortized cost and estimated fair value of securities, excluding trading securities, at December 31, 2011 are presented below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	465	469
Due after five years through ten years	46,356	46,728
Due after ten years	468,337	434,155

Total	$515,158	$481,352

Note 6 — Loans Held-for-Sale

Total loans held-for-sale were $1.8 billion and $2.6 billion at December 31, 2011 and 2010, respectively, and were comprised primarily of residential first mortgage loans. During the year ended December 31, 2011, the Company sold $80.3 million the net of non-performing residential first mortgage loans in the held-for-sale category at a sale price which approximated carrying value.

At December 31, 2011 and 2010, $1.6 billion and $2.3 billion of loans held-for-sale were recorded at fair value, respectively. The Company estimates the fair value of mortgage loans based on quoted market prices for securities backed by similar types of loans for which quoted market prices were available. Otherwise, the fair values of loans were estimated by discounting estimated cash flows using management’s best estimate of market interest rates for similar collateral.

Note 7 — Loans Repurchased with Government Guarantees

Pursuant to Ginnie Mae servicing guidelines, the Company has the unilateral option to repurchase certain delinquent loans securitized in Ginnie Mae pools, if the loans meet defined criteria. As a result of this unilateral option, once the delinquency criteria have been met, and regardless of whether the repurchase option has been exercised, the Company must treat the loans as having been repurchased and recognize the loans as loans held-for-sale on the Consolidated Statements of Financial Condition and also recognize a corresponding liability for a similar amount. If the loans are actually repurchased, the Company transfers the loans to loans repurchased with government guarantees and eliminates the corresponding liability. At December 31, 2011, the amount of such loans actually repurchased totaled $1.9 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $117.2 million and were classified as loans held-for-sale. At December 31, 2010, the amount of such loans actually repurchased totaled $1.7 billion and were classified as loans repurchased with government guarantees, and those loans which the Company had not yet repurchased but had the unilateral right to repurchase totaled $112.0 million and were classified as loans held-for-sale.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

repurchased loans earn interest at a statutory rate, which varies and is based upon the 10-year U.S. Treasury note rate at the time the underlying loan becomes delinquent.

On June 30, 2011, the Company implemented a reclassification in the financial statement treatment of amounts due from the FHA relating to the servicing of delinquent FHA loans to recognize the accrued credit attributable to the underlying interest income as interest income. Previously, such income relating to the servicing of such delinquent loans was applied as a net offset to non-interest expense (i.e., asset resolution expense). The impact of the reclassification on the years ended December 31, 2011 and 2010, and 2009 was an increase in net interest income of, $25.5 million, $35.0 million and $7.5 million, respectively, with a corresponding increase to asset resolution expense.

Note 8 — Loans Held-for-Investment

Loans held-for-investment are summarized as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$3,749,063	$3,784,700
Second mortgage	138,912	174,789
Construction	758	8,012
Warehouse lending	1,173,898	720,770
HELOC	221,986	271,326
Other	67,613	86,710

Total consumer loans	5,352,230	5,046,307

Commercial loans:
Commercial real estate	1,242,969	1,250,301
Commercial and industrial	330,099	8,875
Commercial lease financing	113,289	—

Total commercial loans	1,686,357	1,259,176

Total consumer and commercial loans held-for-investment	7,038,587	6,305,483

Less allowance for loan losses	(318,000)	(274,000)

Loans held-for-investment, net	$6,720,587	$6,031,483

For the year ended December 31, 2011, the Company transferred $16.7 million in loans held-for-sale to loans held-for-investment. The loans transferred were carried at fair value, and will continue to be reported at fair value while classified as held-for-investment. During the year ended December 31, 2011, the Company sold $83.5 million of non-performing commercial real estate assets. During the year ended December 31, 2010, the Company transferred $578.2 million of non-performing residential first mortgage loans from loans held-for-investment to loans held-for-sale, in connection with the $474.0 million sale of non-performing residential first mortgage loans and the transfer of $104.2 million in similar loans to held-for-sale.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company’s commercial leasing activities consist primarily of equipment leases. Generally, lessees are responsible for all maintenance, taxes, and insurance on leased properties. The following table lists the components of the net investment in financing leases.

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Total minimum lease payments to be received	$115,216	$—
Estimated residual values of leased assets	6,967	—
Less: unearned income	(8,894)	—

Net investment in commercial financing leases	$113,289	$—

The following outlines the Company’s minimum lease payment receivable for direct financing leases for the five succeeding years and thereafter. The Company had no commercial financing leases at December 31, 2010.

December 31, 2011
(Dollars in thousands)
2012	$20,789
2013	20,999
2014	21,222
2015	22,210
2016	16,245
Thereafter	13,751

Total	$115,216

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The allowance for loan losses by class of loan is summarized in the following tables.

	Residential First Mortgage	Second Mortgage	Construction	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
For the year ended December 31, 2011
Beginning balance allowance for loan losses	$120,976	$25,187	$1,461	$4,171	$21,369	$3,450	$95,844	$1,542	$—	$274,000
Charge-offs	(41,140)	(19,217)	(419)	(1,122)	(16,980)	(4,729)	(57,626)	(644)	—	(141,877)
Recoveries	1,654	1,642	2	5	1,510	1,603	2,408	122	—	8,946
Provision	97,521	9,054	(837)	(1,804)	8,946	2,110	56,358	4,405	1,178	176,931

Ending balance allowance for loan losses	$179,011	$16,666	$207	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

For the year ended December 31, 2010
Beginning balance allowance for loan losses	$274,933	$40,887	$2,388	$3,766	$37,054	$3,998	$157,998	$2,976	$—	$524,000
Charge-offs	(473,614)	(27,846)	(581)	(2,154)	(21,495)	(5,583)	(153,020)	(1,181)	—	(685,474)
Recoveries	2,506	1,806	7	516	1,531	1,615	1,123	17	—	9,121
Provision	317,151	10,340	(353)	2,043	4,279	3,420	89,743	(270)	—	426,353

Ending balance allowance for loan losses	$120,976	$25,187	$1,461	$4,171	$21,369	$3,450	$95,844	$1,542	$—	$274,000

For the year ended December 31, 2009
Beginning balance allowance for loan losses	$159,764	$16,674	$3,352	$3,432	$13,242	$2,024	$176,476	$1,036	$—	$376,000
Charge-offs	(127,257)	(42,696)	(2,922)	(1,123)	(35,807)	(7,422)	(146,822)	(727)	—	(364,776)
Recoveries	2,801	889	36	12	822	1,260	2,586	—	—	8,406
Provision	239,625	66,020	1,922	1,445	58,797	8,136	125,758	2,667	—	504,370

Ending balance allowance for loan losses	$274,933	$40,887	$2,388	$3,766	$37,054	$3,998	$157,998	$2,976	$—	$524,000

	Residential First Mortgage	Second Mortgage	Construction	Warehouse Lending	HELOC	Other Consumer	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total
	(Dollars in thousands)
December 31, 2011
Loans held-for-investment
Individually evaluated(2)	$744,300	$14,237	$304	$307	$1,775	$2	$207,144	$2,402	$—	$970,472
Collectively evaluated(3)	3,004,763	124,675	454	1,173,591	220,211	67,611	1,035,825	327,697	113,289	6,068,115

Total loans	$3,749,063	$138,912	$758	$1,173,898	$221,986	$67,613	$1,242,969	$330,099	$113,289	$7,038,587

Allowance for loan losses
Individually evaluated(2)	$113,491	$4,738	$78	$—	$1,775	$2	$53,146	$1,588	$—	$174,818
Collectively evaluated(3)	65,520	11,928	129	1,250	13,070	2,432	43,838	3,837	1,178	143,182

Total allowance for loan losses	$179,011	$16,666	$207	$1,250	$14,845	$2,434	$96,984	$5,425	$1,178	$318,000

December 31, 2010
Loans held-for-investment
Individually evaluated(2)	$602,036	$13,471	$1,364	$—	$52	$—	$234,535	$1,619	$—	$853,077
Collectively evaluated(3)	3,182,664	161,318	6,648	720,770	271,274	86,710	1,015,766	7,256	—	5,452,406

Total loans	$3,784,700	$174,789	$8,012	$720,770	$271,326	$86,710	$1,250,301	$8,875	$—	$6,305,483

Allowance for loan losses
Individually evaluated(2)	$49,493	$1,868	$458	$—	$7	$—	$54,260	$425	$—	$106,511
Collectively evaluated(3)	71,483	23,319	1,003	4,171	21,362	3,450	41,584	1,117	—	167,489

Total allowance for loan losses	$120,976	$25,187	$1,461	$4,171	$21,369	$3,450	$95,844	$1,542	$—	$274,000

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

(1)	Consumer loans include: residential first mortgages, second mortgages, construction, warehouse lending and consumer loans. Commercial loans include: commercial real estate, commercial and industrial, and commercial lease financing.

(2)	Represents loans individually evaluated for impairment in accordance with ASC 310-10, Receivables (formerly FAS 114), and pursuant to amendments by ASU 2010-20 regarding allowance for impaired loans.

(3)	Represents loans collectively evaluated for impairment in accordance with ASC 450-20, Loss Contingencies (formerly FAS 5), and pursuant to amendments by ASU 2010-20 regarding allowance for unimpaired loans.

There were loans totaling $5.6 million and $11.5 million greater than 90 days past due that were still accruing interest as of December 31, 2011 and 2010, respectively. The following table presents an aging analysis of past due loans by class of loan.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Current	Total Investment Loans	90 Days and Still Accruing
	(Dollars in thousands)
December 31, 2011
Consumer loans:
Residential first mortgage	$74,934	$37,493	$371,756	$484,183	$3,264,880	$3,749,063	$—
Second mortgage	1,887	1,527	6,236	9,650	129,262	138,912	—
Construction	—	—	758	758	—	758	—
Warehouse lending	—	—	28	28	1,173,870	1,173,898	—
HELOC	5,342	2,111	7,973	15,426	206,560	221,986	—
Other	1,507	471	611	2,589	65,024	67,613	34

Total consumer loans	83,670	41,602	387,362	512,634	4,839,596	5,352,230	34
Commercial loans:
Commercial real estate	7,453	12,323	99,335	119,111	1,123,858	1,242,969	5,536
Commercial and industrial	11	62	1,670	1,743	328,356	330,099	65
Commercial lease financing	—	—	—	—	113,289	113,289	—

Total commercial loans	7,464	12,385	101,005	120,854	1,565,503	1,686,357	5,601

Total loans	$91,134	$53,987	$488,367	$633,488	$6,405,099	$7,038,587	$5,635

December 31, 2010
Consumer loans:
Residential first mortgage	$96,768	$40,826	$119,903	$257,497	$3,527,203	$3,784,700	$—
Second mortgage	3,587	1,963	7,480	13,030	161,759	174,789	—
Construction	—	—	3,021	3,021	4,991	8,012	—
Warehouse lending	—	—	—	—	720,770	720,770	—
HELOC	3,735	3,783	6,713	14,231	257,095	271,326	—
Other	939	335	822	2,096	84,614	86,710	52

Total consumer loans	105,029	46,907	137,939	289,875	4,756,432	5,046,307	52
Commercial loans:
Commercial real estate	28,245	6,783	175,559	210,587	1,039,714	1,250,301	8,143
Commercial and industrial	175	55	4,918	5,148	3,727	8,875	3,300

Total commercial loans	28,420	6,838	180,477	215,735	1,043,441	1,259,176	11,443

Total loans	$133,449	$53,745	$318,416	$505,610	$5,799,873	$6,305,483	$11,495

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Loans on which interest accruals have been discontinued totaled approximately $482.7 million at December 31, 2011 and $306.9 million at December 31, 2010. Interest on these loans is recognized as income when collected. Interest that would have been accrued on such loans totaled approximately $19.6 million, $15.5 million, and $31.0 million during 2011, 2010, and 2009, respectively.

For all classes within the consumer and commercial loan portfolios, delinquent loans are calculated utilizing a reporting convention that considers a loan past due when the borrower fails to make a second consecutive scheduled payment (Federal Financial Institutions Examination Council (“FFIEC”) guideline method). This method considers a loan to be delinquent if no payment is received after the first day of the month following the month of the missed payment. Other companies with mortgage banking operations similar to ours may use the Mortgage Bankers Association Method (“MBA Method”) which considers a loan to be delinquent if payment is not received by the end of the month of the missed payment. The key difference between the two methods is that a loan considered “delinquent” under the MBA Method would not be considered “delinquent” under the other method for another 30 days. Under the MBA Method of calculating delinquent loans, 30 day delinquencies equaled $166.3 million, 60 day delinquencies equaled $95.0 million and greater than 90 day delinquencies equaled $529.5 million at December 31, 2011. Total delinquent loans under the MBA Method would be $790.8 million or 11.2 percent of loans held-for-investment at December 31, 2011. By comparison, 30 days delinquencies equaled $215.0 million, 60 days delinquencies equaled $111.4 million and greater than 90 days delinquencies equaled $365.0 million at December 31, 2010 under the MBA Method and total delinquent loans under the MBA Method were $691.4 million or 11.0 percent of loans held-for-investment at December 31, 2010.

Loan Modifications

A portion of the Company’s residential first mortgages have been modified under company-developed programs. These programs first require an extension of term followed by a reduction of the interest rate. As of December 31, 2011 and 2010, 489 accounts with a balance of $181.0 million and 1,725 accounts with a balance of $615.4 million, respectively, of residential first mortgage loans have been modified and were still outstanding on the Consolidated Statements of Financial Condition.

As of December 31, 2011 and 2010, approximately $47.2 million and $98.6 million, respectively, in commercial loan balances had been modified, primarily consisting of commercial real estate loans.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable period of time subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year in which historical payment performance on the restructured note has been established. As of December 31, 2011 and 2010, there was approximately $21.8 million and $17.0 million, respectively, in carrying amount representing ten and six A/B structures, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Troubled Debt Restructurings

The following table provides a summary of TDRs by type and performing status at December 31, 2011.

	TDRs
	Performing	Non-performing	Total

	(Dollars in thousands)
Consumer loans:(1)
Residential first mortgage	$488,896	$165,655	$654,551
Second mortgage	10,542	1,419	11,961
Other consumer	—	2	2

Total consumer loans	499,438	167,076	666,514
Commercial loans:(2)
Commercial real estate	17,737	29,509	47,246
Commercial and industrial	—	—	—

Total commercial loans	17,737	29,509	47,246

Total TDRs	$517,175	$196,585	$713,760

(1)	The allowance for loan losses on consumer TDR loans totaled $85.2 million at December 31, 2011.

(2)	The allowance for loan losses on commercial TDR loans totaled $32.2 million at December 31, 2011.

At December 31, 2011, TDRs totaled $713.8 million of which $196.6 million were non-performing, compared to December 31, 2010, at which date TDRs totaled $729.6 million and $124.5 million were non-performing. TDRs returned to performing (accrual) status totaled $127.8 million during the year ended December 31, 2011, and are excluded from non-performing loans. These loans have demonstrated a period of at least six months of consecutive performance under the modified terms. At December 31, 2011 and 2010, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial or consumer TDR were immaterial.

Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into the Company’s overall allowance for loan losses estimate. Once a loan becomes a TDR, it will continue to be reported as a TDR until it is ultimately repaid in full, or foreclosed and sold. The Company has allocated reserves in the allowance for loan loss for the TDR portfolio of $117.4 million and $78.5 million at December 31, 2011, and 2010, respectively.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table presents the December 31, 2011 number of accounts, pre-modification unpaid principal balance, and post-modification unpaid principal balance that were new modified TDRs during the year ended December 31, 2011. In addition, the table presents the number of accounts and unpaid principal balance of loans that have subsequently defaulted during the year ended December 31, 2011 that had been modified in a TDR during the 12 months preceding each quarterly period. All TDR classes within consumer and commercial loan portfolios are considered subsequently defaulted as of greater than 90 days past due.

	For the Year Ended December 31, 2011
	Number of Accounts	Pre-Modification Unpaid Principal Balance	Post-Modification Unpaid Principal Balance (1)	Change in Allowance at Modification

New troubled debt restructurings
Residential first mortgages	455	$168,849	$171,649	$(5,021)
Second mortgages	27	1,999	2,012	—
Other consumer	1	2	2	—
Commercial real estate	6	12,025	7,298	(1,011)

Total TDR loans	489	$182,875	$180,961	$(6,032)

	Number of Accounts	Unpaid Principal Balance	Change in Allowance at Modification
Troubled debt restructurings that subsequently defaulted in previous 12 months
Residential first mortgages	35	$10,796	$1,854
Second mortgages	2	233	—

Total TDR loans	37	$11,029	$1,854

(1)	Post-modification balances include past due amounts that are capitalized at modification date.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table presents impaired loans with no related allowance and with an allowance recorded.

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
With no related allowance recorded:
Consumer loans:
Residential first mortgage loans	$45,604	$45,604	$—	$42,255	$42,255	$—
Warehouse lending	307	869	—	—	—	—
Commercial loans:
Commercial real estate	47,564	49,156	—	59,642	107,254	—
Commercial and industrial(1)	—	—	—	64	274	—

	$93,475	$95,629	$—	$101,961	$149,783	$—

With an allowance recorded:
Consumer loans:
Residential first mortgage	$698,696	$698,696	$113,491	$559,781	$559,781	$49,493
Second mortgage	14,237	14,237	4,738	13,471	13,471	1,868
Construction	304	304	78	1,364	1,364	458
Warehouse lending	—	—	—	—	—	—
HELOC	1,775	1,775	1,775	52	52	7
Other consumer	2	2	2	—	—	—
Commercial loans:
Commercial real estate	159,581	166,874	53,145	174,893	224,334	54,260
Commercial and industrial(1)	2,402	2,402	1,588	1,555	1,555	425

	$876,997	$884,290	$174,817	$751,116	$800,557	$106,511

Total
Consumer loans:
Residential first mortgage	$744,300	$744,300	$113,491	$602,036	$602,036	$49,493
Second mortgage	14,237	14,237	4,738	13,471	13,471	1,868
Construction	304	304	78	1,364	1,364	458
Warehouse lending	307	869	—	—	—	—
HELOC	1,775	1,775	1,775	52	52	7
Other consumer	2	2	2	—	—	—
Commercial loans:
Commercial real estate	207,145	216,030	53,145	234,535	331,588	54,260
Commercial and industrial(1)	2,402	2,402	1,588	1,619	1,829	425

Total impaired loans	$970,472	$979,919	$174,817	$853,077	$950,340	$106,511

(1)	These impaired loans are from originations prior to 2011.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	For the Year Ended December 31,
	2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Consumer loans:
Residential first mortgage	$624,444	$17,068	$607,713	$22,855
Second mortgage	13,521	508	13,987	551
Construction	660	—	1,803	3
Warehouse lending	235	—	—	—
HELOC	365	12	55	3
Commercial loans:
Commercial real estate	198,872	5,843	363,709	7,612
Commercial and industrial(1)	2,155	87	3,320	6

Total impaired loans	$840,252	$23,518	$990,587	$31,030

(1)	These impaired loans are from originations prior to 2011.

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

Special mention/watch.  Assets identified as special mention possess credit deficiencies or potential weaknesses deserving management’s close attention. Special mention assets have a potential weakness or pose an unwarranted financial risk that, if not corrected, could weaken the assets and increase risk in the future.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

	As of December 31, 2011
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Commercial Lease Financing	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$702,641	$326,140	$113,289	$1,142,070
Special mention/watch	347,440	1,595	—	349,035
Substandard	192,853	2,364	—	195,217
Doubtful	35	—	—	35

Total loans	$1,242,969	$330,099	$113,289	$1,686,357

	As of December 31, 2011
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,430,894	$132,671	$—	$1,173,591	$4,737,156
Special mention/watch	—	—	—	—	—
Substandard	318,169	6,241	758	307	325,475

Total loans	$3,749,063	$138,912	$758	$1,173,898	$5,062,631

	As of December 31, 2011
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Pass	$213,912	$67,002	$280,914
Substandard	8,074	611	8,685

Total loans	$221,986	$67,613	$289,599

	As of December 31, 2010
Commercial Credit Exposure	Commercial Real Estate	Commercial and Industrial	Total Commercial
	(Dollars in thousands)
Grade:
Pass	$609,239	$2,937	$612,176
Special mention/watch	430,714	4,174	434,888
Substandard	210,245	1,764	212,009
Doubtful	103	—	103

Total loans	$1,250,301	$8,875	$1,259,176

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	As of December 31, 2010
Consumer Credit Exposure	Residential First Mortgage	Second Mortgage	Construction	Warehouse	Total
	(Dollars in thousands)
Grade:
Pass	$3,713,761	$167,309	$4,991	$718,484	$4,604,545
Special mention/watch	989	—	—	411	1,400
Substandard	69,950	7,480	3,021	1,875	82,326

Total loans	$3,784,700	$174,789	$8,012	$720,770	$4,688,271

	As of December 31, 2010
	HELOC	Other Consumer	Total
	(Dollars in thousands)
Pass	$264,612	$85,889	$350,501
Substandard	6,713	821	7,534

Total loans	$271,325	$86,710	$358,035

Note 9 — Concentrations of Credit

Properties collateralizing mortgage loans held-for-investment were geographically disbursed throughout the United States (measured by principal balance and expressed as a percent of the total).

	December 31,
State	2011	2010

California	32.4%	30.6%
Florida	12.9	9.6
Michigan	9.2	9.4
Washington	4.8	5.2
Texas	3.2	4.2
Arizona	4.1	3.5
Colorado	2.8	3.1
All other states(1)	30.6	34.4

	100.0%	100.0%

(1)	No other state contains more than 3.0 percent of the total.

A substantial portion of the Company’s commercial real estate loan portfolio at December 31, 2011, 44.5 percent, is collateralized by properties located in Michigan. At December 31, 2010, the Company’s commercial real estate portfolio in Michigan was 53.1 percent of the total portfolio.

Additionally, the following loan products’ contractual terms may give rise to a concentration of credit risk and increase the Company’s exposure to risk of non-payment or realization:

(a)	Hybrid or ARM loans that are subject to future payment increases;

(b)	Option ARM loans that permit negative amortization; and

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

(c)	Loans under (a) or (b) above with loan-to-value ratios above 80 percent;

The following table details the unpaid principal balance of these loans at December 31, 2011 and 2010.

	Held-for-Investment Portfolio Loans
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Amortizing hybrid ARMs
3/1 ARM	$148,742	$178,958
5/1 ARM	666,573	501,903
7/1 ARM	75,503	57,060
Interest only hybrid ARMs
3/1 ARM	222,200	253,483
5/1 ARM	1,048,931	1,211,098
7/1 ARM	89,381	89,471
Option ARMs	91,786	101,297
All other ARMs	115,218	126,478

	$2,458,334	$2,519,748

Of the loans listed above, the following have original loan-to-value ratios exceeding 80 percent.

	Principal Outstanding
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans with original loan-to-value ratios above 80 percent
> 80%< = 90%	$144,988	$155,624
> 90%< = 100%	150,513	151,857
>100%	6,572	6,738

	$302,073	$314,219

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 10 — Pledged Assets

The Company has pledged certain securities and loans to collateralize lines of credit and/or borrowings with the Federal Reserve Bank of Chicago and the FHLB of Indianapolis and other potential future obligations. The following table details pledged asset by asset class, and the carrying value of pledged assets and the asset maturities.

	December 31, 2011		December 31, 2010
	Carrying Value	Maturities	Carrying Value	Maturities

	(Dollars in thousands)
Cash pledged for letter of credit	$14,546	—	$17,353	—
Securities classified as trading:
U.S. Treasury bonds	184,601	Various	158,754	2012
Securities classified as available-for-sale:
U.S. government sponsored agencies	—	—	279	2015-2032
Non-agency collateralized mortgage obligation securities obligations	110,328	2036	136,707	2036
Loans:
Residential first mortgage	4,444,186	Various	5,122,456	Various
Second mortgage	128,113	Various	202	Various
HELOC	33,505	Various	253,030	Various
Commercial real estate	504,579	Various	554,382	Various
Loans repurchased with government guarantees	1,741,857	Various	1,573,106	Various

Totals	$7,161,715		$7,816,269

Note 11 — Private-label Securitization Activity

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

On April 28, 2006, the Company completed a guaranteed mortgage securitization transaction of approximately $400.0 million of fixed second mortgage loans (the “FSTAR 2006-1 Second Mortgage Securitization”) that the Company held at the time in its investment portfolio. The transaction was treated as a

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

recharacterization of loans held-for-investment to mortgage-backed securities held to maturity and, therefore, no gain on sale was recorded. As of December 31, 2011, the Company still holds this guaranteed mortgage securitization in its available for sale investment securities.

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

At December 31, 2011, the Company’s residual interests were deemed to have no value. Transferor’s interests represent draws on the HELOCs subsequent to them being sold to the trusts that were funded by the Bank rather than being purchased by the trusts. Transferor’s interests are included in “loans held-for-investment” in the Consolidated Statements of Financial Condition. At December 31, 2011, the Company no longer serviced any of the loans that were sold to the private-label securitization trusts, and therefore had no servicing assets accounted for on an amortized cost method.

Summary of Securitization Activity

Certain cash flows received from the securitization trusts were as follows:

	December 31,
	2011	2010	2009

	(Dollars in thousands)
Servicing fees received	$—	$2,998	$5,376
Loan repurchases from representations and warranties	—	—	30

The following table sets forth certain characteristics of each of the securitizations at their inception and the current characteristics as of and for the year ended December 31, 2011.

	2005-1 at Inception	2005-1 Current Levels	2006-2 at Inception	2006-2 Current Levels
	(Dollars in thousands)
HELOC Securitization
Number of loans	8,155	2,575	4,186	1,993
Aggregate principal balance	$600,000	$117,487	$302,182	$119,937
Average principal balance	$55	$46	$72	$60
Weighted average fully indexed interest rate	8.43%	5.75%	9.43%	6.51%
Weighted average original term	120 months	120 months	120 months	120 months
Weighted average remaining term	112 months	42 months	112 months	56 months
Weighted average original credit score	722	718	715	720

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

	At December 31,
Summary of Transferor’s Interest by Securitization	2011		2010
	FSTAR 2005-1	FSTAR 2006-2	FSTAR 2005-1	FSTAR 2006-2
	(Dollars in thousands)
Total draw contribution	$35,430	$51,265	$35,088	$50,949
Additional balance increase amount(1)	$26,567	$29,964	$28,219	$33,407
Transferor’s interest ownership percentage	22.18%	24.49%	19.59%	21.75%
Fair value of transferor’s interests	$9,594	$—	$17,439	$—
Transferor’s interest reserve	$309	$643	$1,876	$1,908

(1)	Additional draws on lines of credit for which the Company receives a beneficial interest in the Trust.

FSTAR 2005-1. At December 31, 2011 and 2010, outstanding claims due to the note insurer were $14.4 million and $10.8 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, the fair value/carrying amount of the transferor’s interest was $9.6 million and $17.4 million, respectively. Also, during the third quarter of 2010, the Company determined that the transferor’s interests had deteriorated to the extent that a contingent liability was required to be recorded. The Company recorded a liability to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.3 million remained at December 31, 2011. In determining this liability, the Company assumed (i) no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 64.0 percent.

There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provides for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the cash payout structure (i.e., the waterfall) in the securitization also increased. During the third quarter of 2010, the combination of the excess spread, which is the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders, and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 35.2 percent giving rise to recording of the related liability at that time.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

First, the forecast assumed a 64.0 percent loss on all future draws. Second, the forecast projected future obligations on a monthly basis using twelve-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2011, the twelve-month rolling average draw rate was 0.6 percent of the unfunded commitments (i.e., those still active). This percentage was computed by dividing (i) the actual draw rate over the twelve month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 0.6 percent draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the forecast. Because the expected loss on future draws on December 31, 2011 was 64.0 percent, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $3.8 million and $6.4 million for FSTAR 2005-1 HELOC Securitization. at December 31, 2011 and 2010, respectively). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

FSTAR 2006-2. At December 31, 2011 and 2010, outstanding claims due to the note insurer were $82.7 million and $71.2 million, respectively, and based on the Company’s internal model, the Company believed that because of the claims due to the note insurer and continuing credit losses on the loans underlying the securitization, there was no carrying amount of the transferor’s interest. Also, during the fourth quarter 2009, the Company determined that the transferor’s interests had deteriorated to the extent that a SFAS 5 (now codified within ASC Topic 450, “Contingencies,”) liability was required to be recorded. The Company recorded a liability of $7.6 million to reflect the expected liability arising from losses on future draws associated with this securitization, of which $0.6 million remained at December 31, 2011. In determining this liability, the Company (i) assumed no further draws would be made with respect to those HELOCs as to which further draws were currently prohibited, (ii) the remaining HELOCs would continue to operate in the same manner as their historical draw behavior indicated, as measured on an individual loan basis and on a pool drawdown basis, and (iii) that any draws actually made and therefore recognized as transferor’s interests by the Company would have a loss rate of 100 percent.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

There are two distinct components to the assumptions underlying the loss rate on the transferor’s interests. First, the structure of the securitization provided for losses in the transaction to be shared pari passu, i.e., equally, among the parties rather than being borne solely or primarily by the Company. Second, to the extent that underlying claims to the insurer increased concurrently with credit losses, the reimbursement owed to the insurer from the waterfall also increased. During the fourth quarter 2009, the excess spread, the difference between the coupon rate of the underlying loans less the note rate paid to the bondholders and the transferor’s interests were insufficient to support the repayment of the insurer’s claims, and the assumed loss rate increased to 100 percent, giving rise to recording of the related liability at that time.

In order to estimate losses on future draws and the timing of such losses, a forecast for the draw reserve was established. The forecast was used as the basis for recording the liability. Historical observations and draw behavior formed the basis for establishing the key assumptions and forecasted draw reserve.

First, the forecast assumed a 100 percent loss on all future draws. Second, the forecast projected future obligations on a monthly basis using a three-month rolling average of the actual draws as a percentage of the unfunded balance. For example, for the period ended December 31, 2011, the three- month rolling average draw rate was 1.04 percent of the unfunded commitments (still active). This percentage was computed by dividing (i) the actual draw rate over the three month period ending on that date, by (ii) the balance of the unfunded commitments still active on that date. The draw rate was then used to project monthly draws through the remaining expected life of the securitization. In doing so, the 1.04 percent draw rate (as noted above) was applied against the expected declining level of unfunded commitments in future months caused by payoffs, credit terminations and line cancellations. This rate of decline was based on historical experience within the securitization pool of loans.

These calculations of future monthly draws comprise, in the aggregate, the total dollar amount of expected future draws from the securitization pool. Despite a significant reduction in the unfunded commitments, the Company has not observed a similar reduction in the actual draw rate. Even with a constant draw rate, such total dollar amount declines to the extent the level of unfunded commitments that are still active declines, as is the case in the Company’s forecast. Because the expected loss on future draws in December 2011 was 100 percent, the expected future draws equaled the potential future draw liability at that date.

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

The forecast also reflects the low or zero draw rates of certain of the unfunded commitments that are still active (i.e., $1.6 million and $3.1 million for FSTAR 2006-2 at December 31, 2011 and 2010, respectively). For instance, some loans are still active but have never been drawn upon, suggesting that the loan may have been acquired at the time of a related first mortgage origination solely for contingency purposes but without any actual intent to draw. Similarly, another group of active loans were fully drawn upon at the time of the related first mortgage origination and have been paid down over time, suggesting that the borrower intended the HELOC to serve more as a second mortgage rather than as a revolving line of credit.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table outlines the Company’s expected losses on future draws on loans in FSTAR 2005-1 HELOC Securitization and FSTAR 2006-2 HELOC Securitization at December 31, 2011.

	Unfunded Commitments(1)	Expected Future Draws as % of Unfunded Commitments(2)	Expected Future Draws(3)	Expected Loss(4)	Potential Future Liability(5)
	(Dollars in thousands)
FSTAR 2005-1 HELOC Securitization	$3,773	12.0%	$454	64.0%	$291
FSTAR 2006-2 HELOC Securitization	1,590	17.9%	284	100.0%	284

Total	$5,363		$738		$575

(1)	Unfunded commitments represent the amounts currently fundable at the dates indicated because the underlying borrowers’ lines of credit are still active.

(2)	Expected future draws on unfunded commitments represents the historical draw rate within the securitization.

(3)	Expected future draws reflects unfunded commitments multiplied by expected future draws percentage.

(4)	Expected losses represent an estimated reduction in carrying value of future draws.

(5)	Potential future liability reflects expected future draws multiplied by expected losses.

The table below sets forth key assumptions and the hypothetical sensitivity of the value of the transferor’s interest and the related liability to an immediate adverse change in key assumptions for both the HELOC securitizations FSTAR 2005-1 and FSTAR 2006-2. Changes in value based on 10 percent and 20 percent variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. In practice, changes in one factor may result in changes in other factors, such as increases in market interest rates that may magnify or counteract sensitivities.

	Fair Value	Prepayment Speed	Cumulative Loss Rate	Annual Discount Rate	Change In Valuation
FSTAR 2005-1
Transferor’s interest valuation as of December 31, 2011	$9,594	9.0%	13.8%	5.8%	$—
10 percent adverse change in assumption	$8,061	9.9%	14.0%	6.3%	$(1,533)
20 percent adverse change in assumption	$6,605	10.8%	14.2%	6.9%	$(2,988)

	Fair Value	Loss Rate	Projected Draw Rate	Projected Unfunded Decline	Change In Reserve
FSTAR 2005-1
Transferor’s interest liability as of December 31, 2011	$454	64.0%	0.59%	(4.21)%	$—
10 percent adverse change in assumption	$538	67.6%	0.65%	(3.79)%	$73
20 percent adverse change in assumption	$631	71.2%	0.71%	(3.37)%	$158
FSTAR 2006-2
Transferor’s interest liability as of December 31, 2011	$284	100.0%	1.04%	(5.67)%	$—
10 percent adverse change in assumption	$344	100.0%	1.14%	(5.10)%	$59
20 percent adverse change in assumption	$416	100.0%	1.25%	(4.54)%	$132

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Unfunded Commitments

The table below identifies separately for each HELOC trust: (i) the notional amount of the unfunded commitment under the Company’s contractual arrangements, (ii) unfunded commitments that have been frozen or suspended because the borrowers do not currently meet the contractual requirements under their home equity line of credit with the Company, and (iii) the amount currently fundable because the underlying borrowers’ lines of credit are still active.

	FSTAR 2005-1	FSTAR 2006-2	Total
	(Dollars in thousands)
At December 31, 2011
Notional amount of unfunded commitments(1)	$33,226	$31,257	$64,483
Frozen or suspended unfunded commitments	$29,454	$29,667	$59,121
Unfunded commitments still active	$3,773	$1,590	$5,363
At December 31, 2010
Notional amount of unfunded commitments(1)	$40,251	$35,284	$75,535
Frozen or suspended unfunded commitments	$33,885	$32,227	$66,112
Unfunded commitments still active	$6,366	$3,057	$9,423

(1)	The Company’s total potential funding obligation is dependent on both (a) borrower behavior (e.g., the amount of additional draws requested) and (b) the contractual draw period (remaining term) available to the borrowers. Because borrowers can make principal payments and restore the amounts available for draws and then borrow additional amounts as long as their lines of credit remain active, the funding obligation has no specific limitation and it is not possible to define the maximum funding obligation. However, the Company expects that the call provision of the FSTAR 2005-1 securitization and the FSTAR 2006-2 securitization pools will be reached in 2015 and 2014, respectively and the exposure will be substantially mitigated such times, based on prepayment speeds and losses in cash flow forecast.

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

	At December 31,
	2011		2010
	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure	Amount of Loans Serviced	Balance of Retained Assets With Credit Exposure
	(Dollars in thousands)
Private-label securitizations	$—	$9,594	$—	$17,439

Mortgage loans that have been securitized in private-label securitizations that are serviced by the Company, (as of December 31, 2010, all servicing related to these loans had been transferred to a third party servicer), and are sixty days or more past due, all of which are consumer loans and related credit losses incurred in the securitization trusts as of December 31, 2011 and 2010, are presented below:

	Total Principal Amount of Loans Outstanding		Principal Amount of Loans 60 Days or More Past Due		Credit Losses (Net of Recoveries)
					For the Years Ended December 31,
	December 31,		December 31,
	2011	2010	2011	2010	2011	2010	2009
	(Dollars in thousands)
Securitized mortgage loans	$—	$—	$—	$—	$—	$98,657	$140,656

Note 12 — Repossessed Assets

Repossessed assets include the following:

	December 31,
	2011	2010
	(Dollars in thousands)
One-to-four family properties	$71,016	$77,628
Commercial properties	43,699	73,457

Repossessed assets	$114,715	$151,085

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 13 — FHLB Stock

The Company’s investment in FHLB stock totaled $301.7 million at December 31, 2011 and $337.2 million at December 31, 2010. As a member of the FHLB, the Company is required to hold shares of FHLB stock in an amount at least equal to 1.0 percent of the aggregate unpaid principal balance of its mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 1/20th of its FHLB advances, whichever is greater. During 2011 the Company redeemed $35.5 million of FHLB stock and during 2010 the Company redeemed $36.3 million in FHLB stock. Dividends received on the stock equaled $8.3 million, $7.0 million, and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. These dividends were recorded in the Consolidated Statements of Operations as “other fees and charges, net”.

Note 14 — Premises and Equipment

Premises and equipment balances and estimated useful lives are as follows:

	Estimated Useful Lives	December 31,
		2011	2010
		(Dollars in thousands)
Land	—	$64,095	$88,961
Office buildings	31.5 years	127,591	158,399
Computer hardware and software	3 — 5 years	128,543	109,222
Furniture, fixtures and equipment	5 — 7 years	71,306	77,038
Automobiles	3 years	252	231

Total		391,787	433,851
Less accumulated depreciation		(188,209)	(201,648)

		$203,578	$232,203

Depreciation expense amounted to approximately $15.2 million, $17.8 million, and $18.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company conducts a portion of its business from leased facilities. Such leases are considered to be operating leases based on their lease terms. Lease rental expense totaled approximately $6.5 million, $6.9 million, and $10.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The following outlines the Company’s minimum contractual lease obligations as of:

December 31, 2011
(Dollars in thousands)
2012	$5,605
2013	5,241
2014	4,644
2015	3,617
2016	2,303
Thereafter	1,368

Total	$22,778

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 15 — Mortgage Servicing Rights

The Company has obligations to service residential first mortgage loans. Prior to December 31, 2010, the Company had obligations to service consumer loans (HELOC and second mortgage loans) resulting from private-label securitization transactions. A description of these classes of servicing assets follows.

Residential mortgage servicing rights.  Servicing of residential first mortgage loans is a significant business activity of the Company. The Company recognizes MSR assets on residential first mortgage loans when it retains the obligation to service these loans upon sale. MSRs are subject to changes in value from, among other things, changes in interest rates, prepayments of the underlying loans and changes in credit quality of the underlying portfolio. The Company utilizes the fair value option for residential first mortgage servicing rights. As such, the Company currently specifically hedges certain risks of fair value changes of MSRs using derivative instruments that are intended to change in value inversely to part or all of the changes in the components underlying the fair value of MSRs.

Changes in the carrying value of residential first mortgage MSRs, accounted for at fair value, were as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at beginning of period	$580,299	$649,133	$511,294
Additions from loans sold with servicing retained	254,824	239,395	336,240
Reductions from bulk sales(1)	(88,828)	(137,392)	(124,147)
Changes in fair value due to:
Payoffs(2)	(67,881)	(80,118)	(126,557)
All other changes in valuation inputs or assumptions(3)	(167,939)	(90,719)	52,303

Fair value of MSRs at end of period	$510,475	$580,299	$649,133

Unpaid principal balance of residential mortgage loans serviced for others	$63,770,676	$56,040,063	$56,521,902

(1)	Includes bulk sales related to underlying serviced loans totaling $9.2 billion, $13.4 billion and $14.6 billion, respectively, for the years ended December 31, 2011, 2010 and 2009.

(2)	Represents decrease in MSR value associated with loans that paid off during the period.

(3)	Represents estimated MSR value change resulting primarily from market-driven changes in interest rates.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The key economic assumptions used in determining the fair value of MSRs capitalized during the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Weighted-average life (in years)	5.9	5.4	5.6
Weighted-average constant prepayment rate (CPR)	18.7%	22.2%	23.0%
Weighted-average discount rate	7.6%	7.8%	8.3%

The key economic assumptions used in determining the fair value of MSRs at year end were as follows:

	December 31,
	2011	2010	2009
Weighted-average life (in years)	4.5	5.8	5.9
Weighted-average (CPR)	21.6%	16.9%	13.8%
Weighted-average discount rate	7.2%	9.1%	8.9%

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

During the fourth quarter of 2010, the Company transferred its mortgage servicing rights with respect to its private-label securitizations, i.e., related to HELOC and second mortgage loans, to a third-party servicer pursuant to the terms of the applicable servicing agreements. As a result, for the year ended December 31, 2011, the Company did not hold any mortgage servicing rights related to such securitizations.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Changes in the carrying value of the consumer servicing assets and the associated valuation allowance follow:

	For the Years Ended December 31,
	2010	2009
	(Dollars in thousands)
Consumer servicing assets
Balance at beginning of period	$7,049	$9,469
Amortization	(949)	(2,420)

Carrying value before valuation allowance at end of period	6,100	7,049

Valuation allowance
Balance at beginning of period	(3,808)	—
Impairment recoveries (charges)	(961)	(3,808)
Reduction from transfer of servicing(1)	(1,331)	—

Balance at end of period	(6,100)	(3,808)

Net carrying value of servicing assets at end of period	$—	$3,241

Unpaid principal balance of consumer loans serviced for others	$—	$949,677

Fair value of servicing assets:
Beginning of period	$3,523	$12,284

End of period	$—	$3,523

(1)	Reflects the transfer of mortgage servicing rights related to the Company’s private-label securitizations.

The key economic assumptions used to estimate the fair value of these servicing assets were as follows:

	December 31,
	2010	2009
Weighted-average life (in years)	—	2.9
Weighted-average discount rate	—%	11.7%

Contractual servicing fees.  Contractual servicing fees, including late fees and ancillary income, for each type of loan serviced are presented below. Contractual servicing fees are included within loan administration income on the Consolidated Statements of Operations.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Residential real estate	$169,884	$151,145	$152,732
Consumer	211	3,197	5,570

Total	$170,095	$154,342	$158,302

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 16 — Derivative Financial Instruments

The Company follows the provisions of derivatives and hedging accounting guidance, which require it to recognize all derivative instruments on the Consolidated Statements of Financial Condition at fair value. The following derivative financial instruments were identified and recorded at fair value as of December 31, 2011 and 2010:

— Fannie Mae, Freddie Mac, Ginnie Mae and other forward loan sale contracts;

— Rate lock commitments;

— Interest rate swap agreements; and

— U.S. Treasury futures

The Company hedges the risk of overall changes in fair value of loans held-for-sale and rate lock commitments generally by selling forward contracts on securities of Fannie Mae, Freddie Mac and Ginnie Mae. The forward contracts used to economically hedge the loan commitments are accounted for as non-designated hedges and naturally offset rate lock commitment mark-to-market gains and losses recognized as a component of gain on loan sale. The Bank recognized a pre-tax loss of $(22.2) million, a pre-tax gain of $12.4 million, and a pre-tax gain of $20.5 million for the years ended December 31, 2011, 2010, and 2009, respectively, on hedging activity relating to loan commitments and loans held-for-sale. Additionally, the Company hedges the risk of overall changes in fair value of MSRs through the use of various derivatives including purchases forward contracts on securities of Fannie Mae and Freddie Mac and the purchase/sale of U.S. Treasury futures contracts on U.S. Treasury futures contracts. These derivatives are accounted for as non-designated hedges against changes in the fair value of MSRs. The Company recognized $160.3 million and $32.5 million in gains and $(70.7) million in a loss for the years ended December 31, 2011, 2010 and 2009, respectively, on MSR fair value hedging activities. The Company does not apply hedge accounting, as prescribed in ASC 815: Derivatives and Hedging to any derivatives.

During the third quarter 2011, the Company began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Derivative instruments are traded over an organized exchange or negotiated over-the-counter. Credit risk associated with exchange-traded contracts is typically assumed by the organized exchange. Over-the-counter contracts are tailored to meet the needs of the counterparties involved and, therefore, contain a greater degree of credit risk and liquidity risk than exchange-traded contracts, which have standardized terms and readily available price information. The Company reduces exposure to credit and liquidity risks from over-the-counter derivative instruments entered into for risk management purposes, and transactions entered into to mitigate the market risk associated with customer-initiated transactions, by conducting such transactions with investment grade domestic and foreign financial institutions and subjecting counterparties to credit approvals, limits and monitoring procedures similar to those used in making other extensions of credit. Interest rate swaps are agreements in which two parties periodically exchange fixed cash payments for variable payments based on a designated market rate or index, or variable payments based on two different rates or indices, applied to a specified notional amount until a stated maturity. The Company’s swap agreements are structured such that variable payments are primarily based on LIBOR (one-month, three-month or six-month) or prime. These instruments are principally negotiated over-the-counter and are subject to credit risk, market risk and liquidity risk.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company had the following derivative financial instruments.

	December 31, 2011
	Notional Amount	Fair Value	Expiration Dates
Assets(1)
Mortgage servicing rights
U.S. Treasury and agency futures / forwards	$1,552,000	$12,678	2012
Mortgage banking derivatives:
Rate lock commitments	3,869,901	70,965	2012
Customer-initiated derivatives:
Interest rate swaps	32,360	3,296	2012

Total derivative assets	$5,454,261	$86,939

Liabilities(2)
Mortgage banking derivatives:
Forward agency and loan sales	$5,029,000	$42,978	2012
Customer-initiated derivatives:
Interest rate swaps	32,360	3,296	2012

Total derivative liabilities	$5,061,360	$46,274

	December 31, 2010
Assets(1)
Mortgage banking derivatives:
Rate lock commitments	$1,721,739	$14,396	2011
Forward agency and loan sales	3,942,673	35,820	2011

Total derivative assets	$5,664,412	$50,216

Liabilities(2)
Mortgage servicing rights
U.S. Treasury and agency futures	$2,770,000	$9,088	2011

Total derivative liabilities	$2,770,000	$9,088

(1)	Asset derivatives are included in “other assets” on the “Consolidated Statements of Financial Condition.”

(2)	Liability derivatives are included in “other liabilities” on the “Consolidated Statements of Financial Condition.”

Customer-initiated derivatives.  During the third quarter 2011, the Company began to write and purchase interest rate swaps to accommodate the needs of customers requesting such services. Fee income is earned from entering into various transactions at the request of customer (customer-initiated contracts) interest rate swap contracts. Customer-initiated trading derivatives are used primarily to focus on providing derivative products to customers that enables them to manage interest rate risk exposure. For customer-initiated interest rate swap contracts, the Company mitigates most of the inherent market risk by taking offsetting positions. Market risk from unfavorable movements in interest rates is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have nearly identical notional values, terms and indices. These limits are established annually and reviewed quarterly. Fair values of customer-initiated derivative financial instruments represent the net unrealized gains or losses on such contracts and are recorded in the Consolidated Statement of Financial Condition in “other assets” and “other liabilities.” Changes in fair value

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

are recognized in “other non-interest income” on the Consolidated Statements of Income. There was no net gains (losses) recognized in income on customer-initiated derivative instruments for the year ended December 31, 2011.

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

Note 17 — Deposit Accounts

The deposit accounts are as follows:

	December 31,
	2011	2010

	(Dollars in thousands)
Demand accounts	$566,817	$589,926
Savings accounts	1,462,185	1,011,512
Money market demand accounts	491,708	552,000
Certificates of deposit	2,972,258	3,230,972

Total retail deposits	5,492,968	5,384,410
Demand account	102,911	78,611
Savings account	205,663	337,602
Certificate of deposit	402,523	247,763

Total government deposits	711,097	663,976
National accounts	384,910	883,270
Company controlled deposits	1,101,013	1,066,443

Total deposits	$7,689,988	$7,998,099

Non-interest-bearing deposits included in above balances at December 31, 2011 and 2010, were approximately $1.4 billion and $1.6 billion, respectively.

The following table indicates the scheduled maturities for certificates of deposit with a minimum denomination of $100,000:

	December 31,
	2011	2010

	(Dollars in thousands)
Three months or less	$649,728	$469,055
Over three months to six months	334,460	401,483
Over six months to twelve months	799,327	414,251
One to two years	208,309	326,315
Thereafter	76,232	106,354

Total	$2,068,056	$1,717,458

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 18 — FHLB Advances

The portfolio of FHLB advances includes floating rate daily adjustable advances, fixed rate putable advances and fixed rate term advances. The following is a breakdown of the advances outstanding.

	December 31,
	2011		2010		2009
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Daily adjustable advances	$553,000	0.40%	$325,083	0.50%	$—	—%
Fixed rate putable advances	—	—	—	—	2,150,000	4.02
Long-term fixed rate term advances	3,400,000	3.10	3,400,000	3.52	1,750,000	4.61

Total	$3,953,000	2.72%	$3,725,083	3.25%	$3,900,000	4.29%

The Company restructured $1.0 billion in FHLB advances during the third quarter 2011. The effect in the overall FHLB advance portfolio was an increase in the average remaining term to 4.3 years at December 31, 2011 from 3.6 years, and a decrease in the weighted average interest rate to 3.1 percent from 3.5 percent.

During 2010, the Company prepaid $500.0 million higher rate FHLB advances, incurring penalties of $19.7 million to prepay these advances. The Company also restructured $1.9 billion in FHLB advances in 2010. This restructuring resulted in the locking in of low terms funding rates while eliminating put features associated with some of the advances. The effect in the overall $3.7 billion FHLB advance portfolio was an increase in the average remaining term to 4.1 years at December 31, 2010 from 2.0 years at December 31, 2009 and a decrease in the weighted average interest rate from 4.29 percent to 3.25 percent.

	For the Years Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Maximum outstanding at any month end	$3,953,000	$3,900,000	$5,369,000
Average balance	3,620,368	3,765,424	4,926,824
Average interest rate	3.26%	4.00%	4.33%

The following outlines the Company’s FHLB advance final maturity dates as of December 31, 2011.

December 31, 2011
(Dollars in thousands)
2012	$553,000
2013	—
2014	750,000
2015	750,000
2016	1,650,000
Thereafter	250,000

Total	$3,953,000

At December 31, 2011, the Company has the authority and approval from the FHLB to utilize a line of credit equal to $7.0 billion and the Company may access that line to the extent that collateral is provided. At December 31, 2011, the Company had available collateral sufficient to access $4.6 billion of the line and had $4.0 billion of advances outstanding. Pursuant to collateral agreements with the FHLB, advances are

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

collateralized by non-delinquent single-family residential first mortgage loans, loans repurchased with government guarantees, certain other loans and investment securities.

Note 19 — Security Repurchase Agreements

The following table presents security repurchase agreements outstanding.

	At December 31,
	2011		2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate

	(Dollars in thousands)
Security repurchase agreements	$—	—%	$—	—%

The repurchase agreements matured in September 2010.

The following table indicates certain information related to the security repurchase agreements.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum outstanding at any month end	$—	$310,603	$108,000
Average balance	—	79,053	108,000
Average interest rate	—%	3.48%	4.27%

Note 20 — Long-Term Debt

The Company’s long-term debt is comprised principally of junior subordinated notes which were issued in connection with the issuance of trust preferred securities. The following table presents the outstanding balance and related interest rates of the long-term debt as of the dates indicated.

	December 31,
	2011		2010
	(Dollars in thousands)
Junior Subordinated Notes
Floating 3 Month LIBOR
Plus 3.25%(1), matures 2032	$25,774	3.82%	$25,774	3.55%
Plus 3.25%(1), matures 2033	25,774	3.65%	25,774	3.54%
Plus 3.25%(1), matures 2033	25,780	3.83%	25,780	3.55%
Plus 2.00%(1), matures 2035	25,774	2.40%	25,774	2.29%
Plus 2.00%(1), matures 2035	25,774	2.40%	25,774	2.29%
Plus 1.75%(1), matures 2035	51,547	2.30%	51,547	2.05%
Plus 1.50%(1), matures 2035	25,774	1.90%	25,774	1.79%
Plus 1.45%, matures 2037	25,774	2.00%	25,774	1.75%
Plus 2.50%, matures 2037	15,464	3.05%	15,464	2.80%

Subtotal	$247,435		$247,435
Other debt
Fixed 7.00% due 2013	1,150		1,175

Total long-term debt	$248,585		$248,610

(1)	The securities are currently callable by the Company.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Interest on all junior subordinated notes related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years. For information about the deferral of dividends, refer to Note 2 — Recent Developments.

The following presents the aggregate annual maturities of long-term debt obligations (based on final maturity dates).

December 31, 2011
(Dollars in thousands)
2012	$25
2013	1,125
2014	—
2015	—
2016	—
Thereafter	247,435

Total	$248,585

Note 21 — Representation and Warranty Reserve

The following table shows the activity in the representation and warranty reserve.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of period,	$79,400	$66,000	$42,500
Provision
Charged to gain on sale for current loan sales	8,993	35,200	26,470
Charged to representation and warranty reserve — change in estimate	150,055	61,523	75,627

Total	159,048	96,723	102,097
Charge-offs, net	(118,448)	(83,323)	(78,597)

Balance, end of period	$120,000	$79,400	$66,000

Reserve levels are a function of expected losses based on actual pending and expected claims and repurchase requests, historical experience and loan volume. To the extent actual outcomes differ from management estimates, additional provisions could be required that could adversely affect operations or financial position in future periods.

Note 22 — Warrant Liabilities

May Investors

In full satisfaction of the Company’s obligations under anti-dilution provisions applicable to certain investors (the “May Investors”) in the Company’s May 2008 private placement capital raise, the Company granted warrants (the “May Investor Warrants”) to the May Investors on January 30, 2009 for the purchase of 1,425,979 of Common Stock at $6.20 per share. The holders of such warrants are entitled to acquire shares of Common Stock for a period of ten years. During 2009, May Investors exercised May Investor Warrants to purchase 314,839 shares of Common Stock. As a result of the Company’s registered offering on March 31, 2010, of 57.5 million shares of Common Stock at a price per share of $5.00, the number of shares of the Company’s

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Common Stock issuable to the May Investors under the May Investor Warrants was increased by 266,674 and the exercise price was decreased to $5.00 pursuant to the antidilution provisions of the May Investors Warrants. As a result of the Company’s registered offering on November 2, 2010 of 115.7 million shares of Common Stock at a price per share of $1.00, the number of shares of Common Stock issuable to the May Investors under the May Investor Warrants was increased by 5,511,255 and the exercise price was decreased to $1.00 pursuant to the antidilution provisions of the May Investors Warrants. For the year ended December 31, 2011, no shares of Common Stock were issued upon exercise of May Investor Warrants, and at December 31, 2011, the May Investors held warrants to purchase 6,889,069 shares at an exercise price of $1.00.

Management believes the May Investor Warrants do not meet the definition of a contract that is indexed to the Company’s own stock under U.S. GAAP. Therefore, the May Investor Warrants are classified as liabilities rather than as an equity instrument and are measured at fair value, with changes in fair value recognized through operations.

On January 30, 2009, in conjunction with the capital investments, the Company recorded the May Investor Warrants at their fair value of $6.1 million. From the issuance of the May Investor Warrants on January 30, 2009 through December 31, 2011, the Company marked these warrants to market which resulted in a decrease in the liability during this time of $3.7 million. This decrease was recorded in warrant expense and included in non-interest expense.

At December 31, 2011, the Company’s liabilities to the holders of May Investors Warrants amounted to $2.4 million. The warrant liabilities are included within other liabilities in the Company’s Consolidated Statements of Financial Condition.

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

During the first quarter of 2009, the Company recorded a Treasury Warrant liability that arose in conjunction with the Company’s participation in the Troubled Asset Relief Program (“TARP”) because the Company did not have available an adequate number of authorized and unissued shares of the Company’s common stock. As described in Note 23- Stockholders’ Equity, the Company initially recorded the Treasury Warrant on January 30, 2009 at its fair value of $27.7 million. The Treasury warrant was marked to market on March 31, 2009 resulting in an increase to the warrant liability of $9.1 million. Upon stockholder approval on May 26, 2009 to increase the number of authorized shares of Common Stock, the Company marked the liability to market at that date and reclassified the Treasury Warrant liability to additional paid in capital. The mark to market adjustment on May 26, 2009 resulted in an increase to the warrant liability of $12.9 million during the second quarter 2009. This increase was recorded as warrant expense and included in non-interest expense.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 23 — Stockholder’s Equity

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

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

Preferred Stock

Preferred stock with a par value of $0.01 and a liquidation value of $1,000 and additional paid in capital attributable to preferred shares at December 31, 2011 is summarized as follows:

	Rate	Earliest Redemption Date	Shares Outstanding	Preferred Shares	Additional Paid in Capital
	(Dollars in thousands)
Series C Preferred Stock, TARP Capital Purchase Program	5%	January 31, 2012	266,657	$3	$254,729

On January 30, 2009, the Company sold to the U.S. Treasury, 266,657 shares of the Series C Preferred Stock for $266.7 million and the Treasury Warrant. The Series C Preferred Stock and Treasury Warrant qualify as Tier 1 capital. The Series C Preferred Stock accrues cumulative dividends quarterly at a rate of 5 percent per annum for the first five years, and 9 percent per annum thereafter. The Treasury Warrant is exercisable over a 10 year period. Because the Company did not have an adequate number of authorized and unissued shares of Common Stock at January 30, 2009 or at March 31, 2009, the Company was required to initially classify such Treasury Warrant as a liability and record the Treasury Warrant at its fair value of $27.7 million. Upon receipt of stockholder approval to authorize an adequate number of shares of Common Stock on May 26, 2009, the Company reclassified the Treasury Warrant to stockholder’s equity. The Series C Preferred Stock and additional paid in capital attributable to Series C Preferred Stock was recorded in stockholders’ equity as the difference between the cash received from the U.S. Treasury and the amount initially recorded as a warrant liability, or $239.0 million. The discount on the Series C Preferred Stock is represented by the initial fair value of the Treasury Warrant. This discount is being accreted to additional paid in capital attributable to Series C Preferred Stock over five years using the interest method and such discount is included as a current period expense under “preferred stock dividend/accretion” in the Consolidated Statements of Operations. For information about the deferral of dividends, refer to Note 2 — Recent Developments.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Accumulated Other Comprehensive Loss

The following table sets forth the components in accumulated other comprehensive gain (loss) for each type of available-for-sale security.

	Pre-tax Amount	Income Tax (Expense) Benefit(1)	After-Tax Amount
	(Dollars in thousands)
Accumulated other comprehensive gain (loss)
Net unrealized gain (loss) on securities available-for-sale, December 31, 2011:
Non-agency collateralized mortgage obligations	$18,121	$(20,608)	$(2,487)
U.S. government sponsored agency securities	755	728	1,483
2006-1 securitization trust	(707)	(6,108)	(6,815)

Total net unrealized gain (loss) on securities available-for-sale	$18,169	$(25,988)	$(7,819)

Net unrealized gain (loss) on securities available-for-sale, December 31, 2010:
Non-agency collateralized mortgage obligations	$11,547	$(20,608)	$(9,061)
U.S. government sponsored agency securities	(930)	728	(202)
2006-1 securitization trust	(794)	(6,108)	(6,902)

Total net unrealized gain (loss) on securities available-for-sale	$9,823	$(25,988)	$(16,165)

Net unrealized gain (loss) on securities available-for-sale, December 31, 2009:
Non-agency collateralized mortgage obligations	$(17,663)	$(20,608)	$(38,271)
U.S. government sponsored agency securities	624	728	1,352
2006-1 securitization trust	(5,236)	(6,108)	(11,344)

Total net unrealized gain (loss) on securities available-for-sale	$(22,275)	$(25,988)	$(48,263)

(1)	The income tax (expense) benefit reflects the amount which existed at the time the Company established the valuation allowance for the deferred tax asset and is related to the securities that were held at the date.

The following table sets forth the changes to other comprehensive (loss) income and the related tax effect for each component.

	For the Years Ended December 31,
	2011	2010	2009

	(Dollars in thousands)
Gain (reclassified to earnings) on sales of securities available-for-sale	$—	$(6,689)	$(5,775)
Loss (reclassified to earnings) for other-than-temporary impairment on securities available-for-sale	24,039	4,991	13,486
Unrealized (loss) gain on securities available-for-sale	(15,693)	33,796	58,682
Cumulative effect for adoption of new guidance for other-than-temporary impairments recognition on debt securities	—	—	(32,914)

Change in comprehensive income, net of tax	$8,346	$32,098	$33,479

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 24 — Loss Per Share

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

The following are reconciliations of the numerator and denominator of the basic and diluted loss per share (“EPS”) calculation.

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Loss	Weighted Average Shares	Per Share Amount (1)	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
	(In thousands, except per share data)
Net loss	$(181,778)	—	$—	$(374,813)	—	$—	$(496,678)	—	$—
Less: preferred stock dividend/accretion	(17,165)	—	—	(18,748)	—	—	(17,124)	—	—

Basic loss per share
Net loss applicable to Common Stock	(198,943)	554,343	(0.36)	(393,561)	161,565	(2.44)	(513,802)	31,766	(16.17)
Effect of dilutive securities
Warrants	—	—	—	—	—	—	—	—	—
Stock-based awards	—	—	—	—	—	—	—	—	—
Diluted loss per share

Net loss applicable to Common Stock	$(198,943)	554,343	$(0.36)	$(393,561)	161,565	$(2.44)	$(513,802)	31,766	$(16.17)

(1)	The cumulative preferred stock dividends had no effect on the net loss per share amount.

Due to the loss attributable to common stockholders for the years ended December 31, 2011, 2010 and 2009, the diluted loss per share calculation excludes all Common Stock equivalents, including 13,340,448 shares, 8,670,125 shares and 7,155,385 shares, respectively, pertaining to warrants and 2,509,140 shares, 1,079,341 shares and 12,466 shares respectively, pertaining to stock-based awards. The inclusion of these securities would be anti-dilutive.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 25 — Stock-Based Compensation

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

During 2011, 2010 and 2009, compensation expense recognized related to the 2006 Plan totaled $6.7 million, $8.3 million and $0.6 million, respectively. The Board of Directors approved a one-for-ten reverse stock split, which became effective May 27, 2010. All Common Stock and related per share amounts discussed below are reflected on an after-reverse-split basis for all periods presented.

Stock Option Plan

The following tables summarize the activity that occurred in the years ended December 31.

	Number of Shares
	2011	2010	2009
Options outstanding, beginning of year	1,269,344	96,454	237,496
Options granted	—	1,326,050	—
Options exercised	—	—	—
Options canceled, forfeited and expired	(156,619)	(153,160)	(141,042)

Options outstanding, end of year	1,112,725	1,269,344	96,454

Options exercisable, end of year	261,174	76,526	96,454

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was zero. Additionally, there was no aggregate intrinsic value of options outstanding and exercised at December 31, 2011 and 2010.

	Weighted Average Exercise Price
	2011	2010	2009
Options outstanding, beginning of year	$17.11	$141.30	$143.10
Options granted	—	8.00	—
Options exercised	—	—	—
Options canceled, forfeited and expired	10.07	16.43	144.40

Options outstanding, end of year	$18.10	$17.11	$141.30

Options exercisable, end of year	$51.05	$159.15	$141.30

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following information pertains to the stock options issued pursuant to the Prior Plans, but not exercised at December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Grant Price	Number of Options Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$ 8.00	1,041,136	8.06	$8.00	189,585	$8.00
118.00 - 152.30	41,558	0.71	119.60	41,558	119.60
193.51 - 247.15	30,031	2.17	227.92	30,031	227.92

	1,112,725			261,174

At December 31, 2011, options available for future grants were 1,853,413. Shares issued under the 2006 Plan may consist, in whole or in part, of authorized and unissued shares or treasury shares. The Company does not expect a material cash outlay relating to obtaining shares expected to be issued under the 2006 Plan during 2012.

Cash-settled Stock Appreciation Rights

The Company did not issue any cash-settled stock appreciation rights (“SAR”) during the years ended December 31, 2011 and 2010.

The Company used the following weighted average assumptions in applying the Black-Scholes model to determine the fair value of the SAR it issued during the year ended December 31, 2011: dividend yield of 0.0 percent; expected volatility of 80.7 percent to 108.7 percent; a risk-free rate of 0.1 percent to 0.4 percent; and an expected life of 1.2 to 3.1 years.

The following table presents the status and changes in cash-settled stock appreciation rights issued under the 2006 Plan.

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Stock Appreciation Rights Awarded:
Non-vested balance at December 31, 2009	38,468	$98.49	$0.20
Granted	—	—	—
Vested	(16,667)	110.13	0.16
Forfeited	(1,426)	90.23	0.22

Non-vested balance at December 31, 2010	20,375	89.55	0.02
Granted	—	—	—
Vested	(13,350)	100.57	0.02
Forfeited	(726)	68.60	0.03

Non-vested balance at December 31, 2011	6,299

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company recognized income of $8,000, $35,000 and $135,000 or $88,000 net of tax with respect to SARs during 2011, 2010 and 2009, respectively. At December 31, 2011, the non-vested SARs have no compensation cost expected to be recognized over the weighted average remaining vesting period of approximately one year.

Restricted Stock Units

The Company issues restricted stock units to officers, directors and key employees in connection with year-end compensation. Restricted stock generally will vest in 1/3 increments on each annual anniversary of the date of grant beginning with the first anniversary. At December 31, 2011, the maximum number of shares of Common Stock that may be issued under the 2006 Plan as the result of any grants is 14,832,951 shares. The Company incurred expenses of approximately $2.2 million, $1.7 million, and $0.4 million with respect to restricted stock units during 2011, 2010 and 2009, respectively. As of December 31, 2011, restricted stock units had a market value of $1.2 million.

	Shares	Weighted — Average Grant-Date Fair Value per Share
Restricted Stock:
Non-vested at December 31, 2009	5,236	$68.60
Granted	2,031,413	6.30
Vested	(5,172)	68.60
Canceled and forfeited	(92,054)	6.34

Non-vested at December 31, 2011	1,939,423	6.30

Non-vested at December 31, 2010	1,939,423	$3.19
Granted	994,288	1.49
Vested	(274,387)	6.29
Canceled and forfeited	(384,846)	2.43

Non-vested at December 31, 2011	2,274,478	2.20

On September 29, 2009, the Company offered a share purchase plan to one of its key executives. The plan calls for the executive to purchase 198,750 shares of Common Stock at a purchase price of $10.50 per share (the closing price of the Common Stock on September 28, 2009). In the plan, the key executive will purchase 37,500 shares of Common Stock after the effectiveness of the employment agreement dated September 29, 2009, will purchase 15,000 shares on December 31, 2009 and will purchase 24,375 shares on each of June 30 and December 31 in 2010, 2011 and 2012. As of December 31, 2011, 78,875 shares have been purchased through this plan. On January 24, 2012, the Company modified the share purchase plan and the key executive elected under the amended purchase agreement to terminate the amended purchase agreement. The key executive has no obligation to make any further purchases as of January 24, 2012.

Incentive Compensation Plans

The Incentive Compensation Plans (“Incentive Plans”) are administered by the compensation committee of the Board of Directors. The Incentive Plans include department specific plans, which include commercial lending, banking, underwriting and others, as well as a general incentive plan. Each year the committee decides which employees of the Company will be eligible to participate in the general incentive plan and the size of the bonus pool. During 2011, 2010 and 2009, all eligible members of the executive management team were included

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

in the general incentive plan. The Company incurred a $6.0 million expense for the year ended December 31, 2011 and a $3.6 million reversal of prior years expense for the year ended December 31, 2010 and a $3.6 million expense for the year ended December 31, 2009. The Company incurred expenses of $16.7 million, $12.2 million and $19.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, for all other incentive plans.

Note 26 — Employee Benefit Plans

The Company maintains a 401(k) plan for its employees. Under the plan, eligible employees may contribute up to 60 percent of their annual compensation, subject to a maximum amount proscribed by law. The maximum annual contribution was $16,500 for 2011, 2010 and 2009. Participants who were age 50 or older prior to the end of the year could make additional “catch-up” contributions of up to and $5,500 for 2011, 2010 and 2009. The Company provided a matching contribution of up to 3 percent of an employee’s eligible compensation deferred up to a maximum of $7,350, which was suspended October 1, 2009, and reinstated January 1, 2011 at 50 percent of the first 3 percent in eligible compensation deferred. The Company’s contributions vest at a rate such that an employee is fully vested after five years of service. The Company’s contributions to the plan for the years ended December 31, 2011, 2010, and 2009 were approximately $1.2 million, zero and $2.9 million, respectively. The Company may also make discretionary contributions to the plan; however, none have been made.

Note 27 — Income Taxes

Federal

Total federal income tax provision is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Provision from operations	$1,056	$2,104	$55,008
Stockholders’ equity, for the tax effect of other comprehensive loss	—	—	18,027
Stockholders’ equity, for the tax effect of stock-based compensation	—	—	466

	$1,056	$2,104	$73,501

Components of the benefit for federal income taxes from operations consist of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current provision (benefit)	$1,056	$2,104	$(331)
Deferred provision	—	—	55,339

	$1,056	$2,104	$55,008

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The Company’s effective tax rate differs from the statutory federal tax rate. The following is a summary of such differences.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Benefit at statutory federal income tax rate (35%)	$(63,253)	$(130,448)	$(154,585)
Increases resulting from:
Valuation allowance	52,999	129,080	201,035
Litigation settlement	11,655	—	—
Warrant (income) expense	(2,411)	1,466	8,168
Non-deductible compensation	1,267	1,704	430
Other	799	302	(40)

Provision (benefit) at effective federal income tax rate	$1,056	$2,104	$55,008

Deferred income tax assets and liabilities at December 31, 2011 and 2010 include the effect of temporary differences between assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are comprised of the following.

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Tax loss carry forwards (expiration dates 2030 and 2029)	$339,425	$316,015
Allowance for loan and other losses	225,973	229,636
Non-accrual interest revenue	11,223	7,642
Premises and equipment	5,319	6,619
REMIC	4,779	4,714
Other	13,950	16,577

	600,669	581,203
Valuation allowance	(383,832)	(330,809)

	216,837	250,394

Deferred tax liabilities:
Mortgage loan servicing rights	(163,589)	(187,448)
Loan securitizations	(45,691)	(39,910)
Mark-to-market adjustments	(1,173)	(15,454)
Other	(6,384)	(7,582)

	(216,837)	(250,394)

Net deferred tax asset	$—	$—

The Company incurred federal net operating loss carry forwards of $532.0 million, $243.7 million, and $223.7 million in calendar years 2011, 2010, and 2009, respectively. These carry forwards, if unused, expire in calendar years 2030, 2029, and 2028, respectively.

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

In particular, additional scrutiny must be given to deferred tax assets of an entity that has incurred pre-tax losses during the three most recent years because it is significant negative evidence that is objective and verifiable and therefore difficult to overcome. The Company had pre-tax losses for 2011, 2010, and 2009, and the Company’s management considered this factor in its analysis of deferred tax assets. As a result the Company recorded a $383.8 million valuation allowance against its net deferred tax assets.

The details of the net tax asset recorded as a component of “other assets” as of December 31, 2011 and 2010 are as follows.

	December 31,
	2011	2010
	(Dollars in thousands)
Current tax loss carryback claims	$76,645	$76,603
Other current, net	(2,750)	(1,560)

Current tax asset	73,895	75,043
Net deferred tax asset	—	—

Net tax asset	$73,895	$75,043

The Company’s income tax returns are subject to review and examination by federal, state and local government authorities. On an ongoing basis, numerous federal, state and local examinations are in progress and cover multiple tax years. As of December 31, 2011, the Internal Revenue Service had completed its examination of the Company through the taxable year ended December 31, 2008. The years open to examination by state and local government authorities vary by jurisdiction.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

The following table provides a reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2011 and 2010.

	2011	2010
	(Dollars in thousands)
Balance at January 1,	$1,550	$1,493
Additions to tax positions recorded during the current year	—	—
Additions to tax positions recorded during prior years	92	105
Reductions to tax positions recorded during prior years	—	(47)
Settlements	—	—
Reductions in tax positions due to lapse of statutory limitations	—	(1)

Balance at December 31,	$1,642	$1,550

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense and/or franchise tax expense. For the years ended December 31, 2011, 2010 and 2009, the Company recognized interest expense of approximately $92,000, $100,000 and $528,000 respectively, and no penalty expense for the years ended December 31, 2011 and 2010 and approximately $84,000 in penalty expense during the year ended December 31, 2009. Approximately $1.6 million of the above tax positions are expected to reverse during the next 12 months, all of which relates to state tax controversies expected to be settled on resolution of a state tax audit.

State

The Company accrues and pays state taxes in numerous states in which it does business. State tax provisions (benefits) are included in the Consolidated Statements of Operations under non-interest expense-other taxes.

State tax (expense) benefits are as follows.

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
State tax benefits	$(7,818)	$(15,155)	$(15,065)
Valuation allowance	6,487	13,561	25,700

Net (benefits) expense	$(1,331)	$(1,594)	$10,635

State deferred tax assets are as follows.

	December 31,
	2011	2010
	(Dollars in thousands)
Tax loss carryforwards (expiration dates through 2031)	$46,620	$43,729
Temporary differences, net	6,550	5,466

	53,170	49,195
Valuation allowance	(53,170)	(49,195)

Net deferred state tax assets	$—	$—

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

For reasons discussed above in the Federal income tax portion of this footnote, the Company has recorded a valuation allowance against its state deferred tax assets of $53.2 million as of December 31, 2011 and $49.2 million as of December 31, 2010.

Note 28 — Related Party Transactions

The Company has and expects to have in the future, transactions with certain of the Company’s directors and principal officers. Such transactions are made in the ordinary course of business and included extensions of credit and professional services. With respect to the extensions of credit, all are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers and do not, in management’s opinion, involve more than normal risk of collectability or present other unfavorable features. At December 31, 2011, the balance of the loans attributable to directors and principal officers totaled approximately $362,800, with the unused lines of credit totaling approximately $17,300. At December 31, 2010, the balance of the loans attributable to directors and principal officers totaled $930,200, with the unused lines of credit totaling $19,000. As of both December 31, 2011 and 2010, no directors or executive officers were affiliated with any correspondents or brokers.

Note 29 — Regulatory Capital Requirements

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

Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank’s primary regulatory agency, the OCC, requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5 percent, core capital (as defined) of 4.0 percent, and total risk-based capital (as defined) of 8.0 percent. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of Tier 1 total and core capital (as defined) to risk-weighted assets (as defined), and of core capital (as defined) to adjusted tangible assets (as defined).

On January 27, 2010, the Company and the Bank entered into the Supervisory Agreements with the Federal Reserve and the OCC, respectively. See Note 2 — Recent Developments — Supervisory Agreements. The Company and the Bank believe they have taken numerous steps to comply with, and intend to comply in the future with, all of the requirements of the Supervisory Agreements, and do not believe that the Supervisory Agreements will preclude them from executing on their business plan, including achieving goals of asset growth, additional full service bank branches and the origination of commercial loans to small businesses.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below, as of the date of filing of its quarterly report with the OCC. The Bank is considered “well capitalized” at both December 31, 2011 and 2010. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011
Tangible capital (to tangible assets)	$1,215,220	8.95%	$203,708	1.5%	$—	—
Tier I capital (to adjusted tangible assets)	1,215,220	8.95%	543,223	4.0%	679,028	5.0%
Tier I capital (to risk weighted assets)	1,215,220	15.37%	—	—	474,304	6.0%
Total capital (to risk weighted assets)	1,315,703	16.64%	632,405	8.0%	790,506	10.0%
December 31, 2010
Tangible capital (to tangible assets)	$1,306,104	9.61%	$203,850	1.5%	$—	—
Tier I capital (to adjusted tangible assets)	1,306,104	9.61%	543,600	4.0%	679,500	5.0%
Tier I capital (to risk weighted assets)	1,306,104	17.28%	—	—	453,546	6.0%
Total capital (to risk weighted assets)	1,401,918	18.55%	604,728	8.0%	755,909	10.0%
Note 30 — Legal Proceedings, Contingencies and Commitments

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

In February 2010, the Company was named in a putative class action alleging that it violated its fiduciary duty pursuant to the Employee Retirement Income Security Act (“ERISA”) to employees who participated in the Company’s 401(k) plan (“Plan”) by continuing to offer Company stock as an investment option after investment in the stock allegedly ceased to be prudent. On July 16, 2010, the Company moved to dismiss the complaint and asserted, among other things, that the Plan’s investment in employer stock was protected by a presumption of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

prudence under ERISA, and that plaintiff’s allegations failed to overcome such presumption. The parties submitted relevant materials to the court as of February 2, 2011, and on March 31, 2011, the court granted the Company’s motion and dismissed the case. The plaintiffs have filed an appellate brief with the court and the Company has filed its reply brief. A ruling on the appeal is expected during 2012.

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

On March 8, 2012, the Bank received a notice letter from HUD indicating that it was considering taking administrative action and imposing civil money penalties against the Bank related to certain violations of HUD’s servicing requirements. The Company is currently preparing its written response, which is due on our about April 11, 2012.

In the normal course, the Bank receives repurchase and indemnification demands from counterparties involved with the purchase of residential first mortgages for alleged breaches of representations and warranties. The Bank establishes a representation and warranty reserve in connection with the estimated potential liability for such potential demands. See Note 21—Representation and Warranty Reserve.

In 2009 and 2010, the Bank received repurchase demands from Assured Guaranty Municipal Corp., formerly known as Financial Security Assurance Inc. (“Assured”), with respect to HELOCs that were sold by the Bank in connection with the HELOC securitizations. Assured is the note insurer for each of the two HELOC securitizations completed by the Bank. The Bank provided detailed rebuttals to these demands. In April 2011, Assured filed a lawsuit against the Company, alleging a breach of various loan-level representations and warranties and seeking relief for breach of contract, as well as full indemnification and reimbursement of amounts that it had paid under the respective insurance policy (which amounts were estimated by Assured to be in excess of $80 million), plus interest and costs. In May 2011, the Company filed a motion with the court to dismiss the lawsuit, asserting Assured was limited to the sole remedy of transferring deficiency amounts to the related securitization trust under the terms of the agreements, and that with regard to charged off loans, the deficiency amount is defined to be zero. On July 7, 2011, the court issued its order on the motion, dismissing Assured’s claims for indemnification and reimbursement, but allowing the case to proceed on the breach of

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

contract claims. However, the court further limited Assured’s breach of contract claims to those related to enforcing the Company’s “cure or repurchase” obligations. In September 2011, the Company filed a motion for reconsideration requesting that damages, if any, be paid to the securitization trust as opposed to Assured, and that the ruling on the Company’s argument with respect to damages is limited to its motion to dismiss, and therefore not meant to be the law of the case. On October 31, 2011, the court granted the Company’s motion for reconsideration. In January 2012, the Company filed a motion for summary judgment that, if granted, would dismiss the lawsuit. On February 15, 2012, the Court dismissed the Company’s motion for summary judgment, and the case is now expected to go to trial.

When establishing a reserve for contingent liabilities, the Company determines a range of potential losses for each matter that is both probable and estimable, and records the amount it considers to be the best estimate within the range. As of December 31, 2011, such reserve was $0.8 million. In addition, within the representation and warranty reserve, the Bank includes loans sold to the non-agency securitization trusts. There may be further losses that could arise but the occurrence of which is not probable or reasonably estimable, and therefore such amounts are not required to be recognized. The Company estimates that such further losses could amount up to $17.4 million in the aggregate. Notwithstanding the foregoing, and based upon information currently available, advice of counsel, available insurance coverage and established reserves, the Company believes that the eventual outcome of the actions against the Company and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to the Company’s Consolidated Financial Condition, results of operations, or liquidity, for any particular period.

Contingencies and Commitments

A summary of the contractual amount of significant commitments is as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Mortgage loans	$3,870,000	$1,722,000
HELOC trust commitments	64,000	76,000
Standby and commercial letters of credit	72,000	41,000

Commitments to extend credit are agreements to lend. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Certain lending commitments for mortgage loans to be sold in the secondary market are considered derivative instruments in accordance with accounting guidance ASC Topic 815, “Derivatives and Hedging”. Changes to the fair value of these commitments as a result of changes in interest rates are recorded on the Consolidated Statements of Financial Condition as either an other asset or other liability. The commitments related to mortgage loans are included in mortgage loans in the above table.

The Company enters into forward contracts for the future delivery or purchase of agency and loan sale contracts. These contracts are considered to be derivative instruments under U.S. GAAP. Further discussion on derivative instruments is included in Note 29 – Derivative Financial Instruments.

The Company has unfunded commitments under its contractual arrangement with the HELOC securitization trusts to fund future advances on the underlying home equity lines of credit. Refer to further discussion of this issue as presented in Note 11 — Private-label Securitization Activity.

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

The credit risk associated with loan commitments, standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s credit assessment of the customer. The guarantee liability for standby and commercial letters of credit was $8.2 million at December 31, 2011 and $3.8 million at December 31, 2010.

Note 31 — Segment Information

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

Following is a presentation of financial information by business segment for the period indicated.

	As of or for the Year Ended December 31, 2011
	Banking Operation	Home Lending Operation	Eliminations(1)	Combined

	(Dollars in thousands)
Net interest income	$144,781	$100,592	$—	$245,373
Net gain on sale revenue	22,676	313,974	—	336,650
Other income	32,169	16,697	—	48,866

Total net interest income and non-interest income	199,626	431,263	—	630,889
(Loss) earnings before income taxes	(211,514)	30,792	—	(180,722)
Depreciation and amortization	8,079	7,800	—	15,879
Capital expenditures	(48,242)	34,831	—	(13,411)
Identifiable assets	11,445,959	5,011,514	(2,820,000)	13,637,473
Inter-segment income (expense)	90,105	(90,105)	—	—

(1)	Represents inter-segment borrowings.

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	As of or for the Year Ended December 31, 2010
	Banking Operation	Home Lending Operation	Eliminations(1)	Combined

	(Dollars in thousands)
Net interest income	$124,521	$86,142	$—	$210,663
Net gain on sale revenue	6,689	366,517	—	373,206
Other (loss) income	47,522	32,952	—	80,474

Total net interest income and non-interest income	178,732	485,611	—	664,343
Loss before income taxes	(589,396)	216,687	—	(372,709)
Depreciation and amortization	11,663	6,635	—	18,298
Capital expenditures	32,027	(21,355)	—	10,672
Identifiable assets	11,269,376	5,399,128	(3,025,000)	13,643,504
Inter-segment income (expense)	79,650	(79,650)	—	—

(1)	Represents inter-segment borrowings.

	As of or for the Year Ended December 31, 2009
	Banking Operation	Home Lending Operation	Eliminations(1)	Combined

	(Dollars in thousands)
Net interest income	$127,117	$91,950	$—	$219,067
Net gain on sale revenue	8,556	503,225	—	511,781
Other income (expense)	85,757	(74,252)	—	11,505

Total net interest income and non-interest income	221,430	520,923	—	742,353
(Loss) income before income taxes	(596,521)	154,851	—	(441,670)
Depreciation and amortization	8,528	13,202	—	21,730
Capital expenditures	2,346	9,234	—	11,580
Identifiable assets	12,629,589	4,233,742	(2,850,000)	14,013,331
Inter-segment income (expense)	110,588	(110,588)	—	—

(1)	Represents inter-segment borrowings.

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

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 32 — Holding Company Only Financial Statements

The following are unconsolidated financial statements for the Company. These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto:

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Financial Condition

(Dollars in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$65,087	$161,849
Investment in subsidiaries	1,267,504	1,357,526
Other assets	2,416	72

Total assets	$1,335,007	$1,519,447

Liabilities and Stockholders’ Equity
Liabilities
Long term debt	$247,435	$247,435

Total interest paying liabilities	247,435	247,435
Other liabilities	7,856	12,349

Total liabilities	255,291	259,784

Stockholders’ Equity
Preferred Stock	254,732	3
Common stock	5,558	5,533
Additional paid in capital	1,466,461	1,461,373
Accumulated other comprehensive loss	(7,819)	(16,165)
Retained earnings (accumulated deficit)	(639,216)	(440,274)

Total stockholders’ equity	1,079,716	1,259,663

Total liabilities and stockholders’ equity	$1,335,007	$1,519,447

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Operations

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Income
Dividends from subsidiaries	$—	$—	$—
Interest	247	266	373

Total	247	266	373
Expenses
Interest	6,446	8,883	12,766
Other taxes	—	—	(1,155)
General and administrative	4,097	10,982	27,007

Total	10,543	19,865	38,618

Loss before undistributed loss of subsidiaries	(10,296)	(19,599)	(38,245)
Equity in undistributed loss of subsidiaries	(171,482)	(355,215)	(453,102)

Loss before federal income taxes	(181,778)	(374,814)	(491,347)
Provision (benefit) for federal income taxes	—	—	5,331

Net loss	(181,778)	(374,814)	(496,678)
Preferred stock dividends/accretion	(17,165)	(18,748)	(17,124)

Net loss applicable to common stock	$(198,943)	$(393,562)	$(513,802)

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Flagstar Bancorp, Inc.

Condensed Unconsolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Net loss	$(181,778)	$(374,814)	$(496,678)
Adjustments to reconcile net loss to net cash provided by operating activities
Equity in losses of subsidiaries	171,482	355,215	453,102
Stock-based compensation	5,113	6,374	622
Change in other assets	(2,344)	(20)	75
Provision for deferred tax benefit	18	(8,532)	4,413
Change in other liabilities	(4,511)	5,866	25,052

Net cash used in operating activities	(12,020)	(15,911)	(13,414)
Investing Activities
Net change in other investments	—	—	(4,547)
Net change in investment in subsidiaries	(73,113)	(809,958)	(556,786)

Net cash used in investment activities	(73,113)	(809,958)	(561,333)
Financing Activities
Proceeds from the issuance of junior subordinated debentures	—	—	51,547
Issuance of common stock	—	687,643	7,272
Proceeds from exercise of stock options and grants issued	—	(12)	(46)
Tax benefit from stock options exercised	—	—	(467)
Issuance of preferred stock	—	274,984	277,708
Issuance of preferred stock — U.S. Treasury	—	—	266,657
Dividends paid on preferred stock	(11,629)	(13,333)	(10,555)

Net cash provided financing activities	(11,629)	949,282	592,116

Net (decrease) increase in cash and cash equivalents	(96,762)	123,413	17,369
Cash and cash equivalents, beginning of year	161,849	38,436	21,067

Cash and cash equivalents, end of year	$65,087	$161,849	$38,436

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

Note 33 — Quarterly Financial Data (Unaudited)

The following table represents summarized data for each of the quarters in 2011, 2010, and 2009 certain per share results have been adjusted to conform to the 2011 presentation.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands, except loss per share data)
Interest income	$111,180	$108,061	$120,025	$126,145
Interest expense	58,607	56,737	54,411	50,282

Net interest income	52,573	51,324	65,614	75,863
Provision for loan losses	28,309	48,384	36,690	63,548

Net interest income after provision for loan losses	24,264	2,940	28,924	12,315
Loan administration	39,336	30,450	(3,478)	28,295
Net gain on loan sales	50,184	39,827	103,858	106,919
Net loss on MSR sales	(112)	(2,381)	(2,587)	(2,823)
Other non-interest income (loss)	6,858	(9,818)	14,758	(13,770)
Non-interest (expense) income	(147,230)	(130,922)	(150,691)	205,837

Loss before federal income tax provision	(26,700)	(69,904)	(9,216)	(74,901)
Provision for federal income taxes	264	264	264	264

Net loss earnings	(26,964)	(70,168)	(9,480)	(75,165)
Preferred stock dividends/accretion	(4,710)	(4,720)	(4,719)	(3,016)

Net loss applicable to common stock	$(31,674)	$(74,888)	$(14,199)	$(78,181)

Basic loss per share(1)	$(0.06)	$(0.14)	$(0.03)	$(0.14)

Diluted loss per share(1)	$(0.06)	$(0.14)	$(0.03)	$(0.14)

(1)	Including the cumulative preferred stock dividends, fourth quarter 2011 basic and diluted loss per share is $(0.15).

Flagstar Bancorp, Inc.

Notes to the Consolidated Financial Statements - continued

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except (loss) earnings per share data)
Interest income	$132,293	$137,170	$133,307	$130,012
Interest expense	88,523	87,617	82,103	63,876

Net interest income	43,770	49,553	51,204	66,136
Provision for loan losses	63,560	86,019	51,399	225,376

Net interest expense after provision for loan losses	(19,790)	(36,466)	(195)	(159,239)
Loan administration	26,150	(54,665)	12,924	28,270
Net gain on loan sales	52,566	64,257	103,211	76,931
Net loss on MSR sales	(2,213)	(1,266)	(1,195)	(2,303)
Other non-interest (loss) income	(4,505)	92,005	29,948	33,566
Non-interest (expense) income	(129,428)	(156,181)	(162,589)	162,500

Loss before federal income tax provision	(77,220)	(92,316)	(17,896)	(185,276)
Provision for federal income taxes	—	—	—	2,104

Net loss	(77,220)	(92,316)	(17,896)	(187,380)
Preferred stock dividends/accretion	(4,680)	(4,690)	(4,690)	(4,689)

Net loss available to common stockholders	$(81,900)	$(97,006)	$(22,586)	$(192,067)

Basic loss per share	$(1.05)	$(0.63)	$(0.15)	$(0.70)

Diluted loss per share	$(1.05)	$(0.63)	$(0.15)	$(0.70)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except (loss) earnings per share data)
Interest income	$185,810	$188,948	$168,852	$153,257
Interest expense	128,248	127,831	119,514	102,205

Net interest income	57,562	61,117	49,338	51,051
Provision for loan losses	158,214	125,662	125,544	94,950

Net interest expense after provision for loan losses	(100,652)	(65,645)	(76,206)	(43,899)
Loan administration	(31,801)	41,853	(30,293)	27,408
Net gain on loan sales	195,694	104,664	104,416	96,476
Net (loss) gain on MSR sales	(82)	(2,544)	(1,319)	59
Other non-interest income (loss)	27,148	(9,436)	(6,572)	7,617
Non-interest expense	(183,501)	(172,918)	(168,650)	(154,587)

Loss before federal income tax provision	(93,194)	(102,926)	(178,624)	(66,926)
(Benefit) provision for federal income taxes	(28,696)	(31,261)	114,965	—

Net loss	(64,498)	(71,665)	(293,589)	(66,927)
Preferred stock dividends/accretion	(2,919)	(4,921)	(4,623)	(4,661)

Net loss available to common stockholders	$(67,417)	$(76,586)	$(298,212)	$(71,587)

Basic (loss) earnings per share(1)	$(7.64)	$(3.20)	$(6.36)	$(1.53)

Diluted (loss) earnings per share(1)	$(7.64)	$(3.20)	$(6.36)	$(1.53)

(1)	December 31, 2009 was restated for a one-for-ten reverse stock split announced May 27, 2010 and completed May 28, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, we conducted an evaluation, under the supervision (and with the participation) of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively.

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

Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2011, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, we assert that, as of December 31, 2011 and based on the specific criteria, the Company maintained effective internal control over financial reporting, involving the preparation and reporting of the Company’s Consolidated Financial Statements presented in uniformity with U.S. GAAP.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

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

The information required by this Item 11 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year. Reference is also made to the information appearing in “Market for the Registrant’s Common Equity and Related Stockholder Matters” under Item 5 of this Form 10-K, which is incorporated herein by, reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s Proxy Statement, to be filed pursuant to Regulation 14A within 120 days after the end of our 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) — Financial Statements and Schedules

The information required by these sections of Item 15 are set forth in the Index to Consolidated Financial Statements under Item 8 of this annual report on Form 10-K.

(3) — Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description
2.1*	Purchase and Assumption Agreement, dated as of July 26, 2011, by and among Flagstar Bank, FSB, the Company and PNC Bank, National Association (previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

2.2*	Purchase and Assumption Agreement, dated as of August 15, 2011, by and among Flagstar Bank, FSB, the Company and First Financial Bank, N.A. (previously filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

3.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 22, 2010, and incorporated herein by reference).

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.5*	Certificate of Designations for the Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed with the Commission on October 28, 2010).

3.6*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 2, 2009, and incorporated herein by reference).

4.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

4.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

Exhibit No.	Description
4.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008 (previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

10.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

10.3*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.4*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

10.5*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.6*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).

10.7*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).

10.8*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008 (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

10.9*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.10*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.11*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.12*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

Exhibit No.	Description
10.13*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.14*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.15*	Letter Agreement, including the Securities Purchase Agreement—Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.16*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.17*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.18*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.19*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.20*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.21*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.22*+	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).

10.23*+	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).

10.24*+	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.25*+	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.26*+	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.27*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OCC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.28*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OCC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.29	Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America.

11	Statement regarding computation of per share earnings incorporated by reference to Note 31 of the Notes to Consolidated Financial Statements of this report.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.

14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference)

18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).

21	List of Subsidiaries of the Company.

23	Consent of Baker Tilly Virchow Krause, LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

99.2	Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

101**	Financial statements from Quarterly Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2012.

FLAGSTAR BANCORP, INC.

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2012.

	SIGNATURE	TITLE

By:	/S/ JOSEPH P. CAMPANELLI Joseph P. Campanelli	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

By:	/S/ PAUL D. BORJA Paul D. Borja	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ DAVID J. MATLIN David J. Matlin	Director

By:	/S/ MARK PATTERSON Mark Patterson	Director

By:	/S/ GREGORY ENG Gregory Eng	Director

By:	/S/ MICHAEL J. SHONKA Michael J. Shonka	Director

By:	/S/ DAVID L. TREADWELL David L. Treadwell	Director

By:	/S/ WALTER N. CARTER Walter N. Carter	Director

By:	/S/ JAY J. HANSEN Jay J. Hansen	Director

By:	/S/ JAMES A. OVENDEN James A. Ovenden	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Purchase and Assumption Agreement, dated as of July 26, 2011, by and among Flagstar Bank, FSB, the Company and PNC Bank, National Association (previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

2.2*	Purchase and Assumption Agreement, dated as of August 15, 2011, by and among Flagstar Bank, FSB, the Company and First Financial Bank, N.A. (previously filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-K, dated November 9, 2011, and incorporated herein by reference).

3.1*	Amended and Restated Articles of Incorporation of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 22, 2010, and incorporated herein by reference).

3.2*	Certificate of Designation of Mandatory Convertible Non-Cumulative Perpetual Preferred Stock, Series A of the Company (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of May 20, 2008, and incorporated herein by reference).

3.3*	Certificate of Designation of Convertible Participating Voting Preferred Stock, Series B of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.4*	Certificate of Designation of Fixed Rate Cumulative Perpetual Preferred Stock, Series C of the Company (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

3.5*	Certificate of Designations for the Mandatorily Convertible Non-Cumulative Perpetual Preferred Stock, Series D (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-A, filed with the Commission on October 28, 2010).

3.6*	Sixth Amended and Restated Bylaws of the Company (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 8, 2009, and incorporated herein by reference).

4.1*	Indenture, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.1 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

4.2*	Amended and Restated Declaration of Trust, dated as of June 30, 2009, by and among the Company, Wilmington Trust Company and each of the Administrators named therein (previously filed as Exhibit 4.2 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

4.3*	Guarantee Agreement, dated as of June 30, 2009, by and between the Company and Wilmington Trust Company (previously filed as Exhibit 4.3 to the Company Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.1*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Paul D. Borja as amended effective December 31, 2008(previously filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.2*+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Kirstin A. Hammond as amended effective December 31, 2008 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

10.3*+	Flagstar Bancorp, Inc. 1997 Employees and Directors Stock Option Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125513), dated June 3, 2005, and incorporated herein by reference).

10.4*+	Flagstar Bank 401(k) Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-77501), dated April 30, 1999, and incorporated herein by reference).

10.5*+	Flagstar Bancorp, Inc. 2000 Stock Incentive Plan as amended (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement (No. 333-125512), dated June 3, 2005, and incorporated herein by reference).

10.6*+	Flagstar Bancorp, Inc. Incentive Compensation Plan (previously filed as Exhibit 10.4 to the Company’s Form S-1 Registration Statement (No. 333-21621), dated April 17, 1997, and incorporated herein by reference).

10.7*+	Flagstar Bancorp, Inc. 2006 Equity Incentive Plan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8 K, dated May 18, 2011, and incorporated herein by reference).

10.8+	Employment Agreement, dated as of February 28, 2007, between the Company, Flagstar Bank, FSB, and Mathew I. Roslin as amended effective December 31, 2008 (previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K, dated as of March 13, 2009, and incorporated herein by reference).

10.9*	Form of Purchase Agreement, dated as of May 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of May 16, 2008, and incorporated herein by reference).

10.10*	Form of First Amendment to Purchase Agreement, dated as of December 16, 2008, between the Company and the purchasers named therein (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.11*	Form of Warrant (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated as of December 17, 2008, and incorporated herein by reference).

10.12*	Investment Agreement, dated as of December 17, 2008, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 19, 2008, and incorporated herein by reference).

10.13*	Form of Registration Rights Agreement, dated as of January 30, 2009, between the Company and certain management investors (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.14*	Closing Agreement, dated as of January 30, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

Exhibit No.	Description
10.15*	Letter Agreement, including the Securities Purchase Agreement — Standard Terms incorporated therein, dated as of January 30, 2009, between the Company and the United States Department of the Treasury (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.16*	Warrant to purchase up to 64,513,790 shares of the Company’s common stock (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.17*+	Form of Waiver, executed on January 30, 2009, by each of Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.18*+	Form of Agreement Relating to Flagstar Bancorp, Inc.’s Participation in the Department of the Treasury’s Capital Purchase Program, executed on January 30, 2009 by Thomas J. Hammond, Mark T. Hammond, Paul D. Borja, Kirstin A. Hammond, Robert O. Rondeau, and Matthew I. Roslin (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated as of February 2, 2009, and incorporated herein by reference).

10.19*	Purchase Agreement, dated as of February 17, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 19, 2009, and incorporated herein by reference).

10.20*	Second Purchase Agreement, dated as of February 27, 2009, between the Company and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of February 27, 2009, and incorporated herein by reference).

10.21*	Capital Securities Purchase Agreement, dated as of June 30, 2009, by and between the Company, Flagstar Statutory Trust XI, a Delaware statutory trust and MP Thrift Investments L.P. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of July 1, 2009, and incorporated herein by reference).

10.22*+	Employment Agreement, effective as of September 29, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 2, 2009, and incorporated herein by reference).

10.23*+	Stock Award Agreement, dated October 20, 2009, by and between the Company and Joseph P. Campanelli (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 23, 2009, and incorporated herein by reference).

10.24*+	Employment Agreement, dated October 23, 2009, by and between the Company and Salvatore A. Rinaldi (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.25*+	Form of Stock Award Agreement to be entered into by certain executive officers of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of October 28, 2009, and incorporated herein by reference).

10.26*+	Employment Agreement, entered into December 4, 2009, by and between the Company and Matthew A. Kerin (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of December 8, 2009, and incorporated herein by reference).

10.27*	Supervisory Agreement, dated as of January 27, 2010, by and between the Company and the OCC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

Exhibit No.	Description
10.28*	Supervisory Agreement, dated as of January 27, 2010, by and between the Bank and the OCC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated as of January 28, 2010, and incorporated herein by reference).

10.29	Stipulation and Order of Settlement and Dismissal, dated February 24, 2012, by and among the Company, the Bank and the United States of America.

11	Statement regarding computation of per share earnings incorporated by reference to Note 31 of the Notes to Consolidated Financial Statements of this report.

12	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Dividends.

14*	Flagstar Bancorp, Inc. Code of Business Conduct and Ethics (previously filed as Exhibit 14 to the Company’s Annual Report on Form 10-K, dated March 16, 2006, and incorporated herein by reference).

18*	Letter re Change in Accounting Principles (previously filed as Exhibit 18 to the Company’s Current Report on Form 8-K, dated as of May 18, 2011, and incorporated herein by reference).

21	List of Subsidiaries of the Company.

23	Consent of Baker Tilly Virchow Krause, LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Certification of Principal Executive Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

99.2	Certification of Principal Financial Officer of the Company (Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended).

101**	Financial statements from Quarterly Report on Form 10-K of the Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Incorporated herein by reference

+	Constitutes a management contract or compensation plan or arrangement

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.