Form 10-K/A
period 2011-12-31
FLAGSTAR BANCORP INC
filed 2012-04-30
CIK 1033012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing sale price ($1.19 per share) as reported on the New York Stock Exchange on June 30, 2011, was approximately $233.2 million. The registrant does not have any non-voting common equity shares.

As of April 26, 2012, 557,224,736 shares of the registrant’s Common Stock, $0.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY STATEMENT

This Amendment No. 1 to Form 10-K (the “Amended Report”) amends the original Annual Report on Form 10-K of Flagstar Bancorp, Inc. (the “Company”), the holding company for Flagstar Bank, FSB (the “Bank”), for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2012 (the “Original Report”). This Amended Report amends the Original Report solely to provide information required by Part III, Item 10, Item 11, Item 12, Item 13, and Item 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Report to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Report to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Report is hereby deleted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amended Report.

Except as set forth in Part III and Part IV below, as well as within the documents incorporated by reference on the cover, no other changes are made to the Original Report. Unless expressly stated, this Amended Report does not reflect events occurring after the filing of the Original Report, and it does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the original filing. Accordingly, this Amended Report should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the name and age (as of April 26, 2012) of our executive officers.

Name and Age	Position(s) Held
Joseph P. Campanelli, 55	Chairman of the Board of Directors of the Company (the “Board”) and the Board of Directors of the Bank (the “Bank Board”), President and Chief Executive Officer of the Company and the Bank
Salvatore J. Rinaldi, 57	Executive Vice President and Chief of Staff of the Company and the Bank
Paul D. Borja, 51	Executive Vice President and Chief Financial Officer of the Company and the Bank
Matthew A. Kerin, 58	Executive Vice President and Managing Director, Mortgage Banking and Warehouse of the Bank
Steven J. Issa, 57	Executive Vice President and Managing Director, Commercial Banking of the Bank
Daniel Landers, 54	Executive Vice President and Chief Credit Officer of the Bank
Todd McGowan, 48	Executive Vice President and Chief Risk Officer of the Company and the Bank
Marshall Soura, 72	Executive Vice President and Director of Corporate Services of the Bank
Michael J. Tierney, 57	Executive Vice President and Managing Director, Personal Financial Services of the Bank

Joseph P. Campanelli has served as President and Chief Executive Officer since September 2009 and Chairman of the Board and the Bank Board since November 2009. Formerly, Mr. Campanelli was the President and Chief Executive Officer and a member of the board of directors of Sovereign Bancorp, Inc. and Sovereign Bank until September 30, 2008, where he oversaw nearly 750 community banking centers and 12,000 team members. Mr. Campanelli originally joined Sovereign Bank in 1997 when it acquired Fleet Financial Group’s automotive finance group, which was headed by Mr. Campanelli. He became President and Chief Operating Officer of Sovereign’s New England Division in 1999 when Sovereign Bank acquired 268 branches that Fleet Financial Group divested after its merger with Bank Boston Corp. Mr. Campanelli played an active role in the branch acquisition and integration, which at the time was the largest branch and business divestiture in U.S. banking history. Mr. Campanelli played a key leadership role in the transformation of Sovereign Bank from a $10 billion thrift to an $80 billion super community bank. Prior to his employment by Sovereign, Mr. Campanelli spent nearly 20 years serving in a variety of senior and executive positions, overseeing commercial and community activities and problem asset resolution, with both Fleet Financial Group and Shawmut Bank. He began his banking career in Hartford, Connecticut in 1979. In his over 30 years experience, Mr. Campanelli has served in a variety of senior and executive positions and has a history of successfully managing through a variety of economic conditions, with a track record of leading transformational change.

Salvatore J. Rinaldi has served as Executive Vice President and Chief of Staff since October 2009. Mr. Rinaldi was Executive Vice-President and Chief of Staff of Sovereign Bancorp, Inc. until February 2009. Mr. Rinaldi joined Sovereign Bancorp in August 1998 and served in a variety of senior positions including managing all acquisitions and major system conversions for the organization. Mr. Rinaldi oversaw the integration of the Fleet/Bank Boston branches for Sovereign. At Sovereign, Mr. Rinaldi also managed the post-acquisition integration of nine financial institutions with asset sizes ranging from $250 million to $15 billion, and converted most major systems for the company. Additionally, Mr. Rinaldi managed most corporate and special projects initiatives for Sovereign and supervised the IT, Operations, Administrative and Project Management functions. Prior to Sovereign, Mr. Rinaldi worked for 25 years in the banking industry, during which he held a number of senior and executive positions at Fleet Bank, Shawmut Bank and Connecticut National Bank.

Paul D. Borja has served as Executive Vice President since May 2005 and Chief Financial Officer since June 2005. Mr. Borja has worked with the banking industry for 30 years, including as an audit and tax CPA with a Big 4 accounting firm and other accounting firms from 1982 through 1990 specializing in financial institutions. He also practiced as a banking and securities attorney in Washington DC from 1990 through 2005, where he structured the corporate and tax aspects of mergers and acquisitions, managed initial public offerings and public and private secondary offerings of debt and equity, provided bank regulatory advice and assisted with accounting standard interpretations and reviews of financial processes. Mr. Borja previously served on the board of directors of the Federal Home Loan Bank of Indianapolis and also served as the vice chairman of its Finance Committee.

Matthew A. Kerin has served as Executive Vice President and Managing Director, Mortgage Banking and Warehouse, since November 2009. Prior to joining Flagstar, Mr. Kerin had spent twenty years in financial services, most recently having served as head of Corporate Specialties at Sovereign Bank overseeing multiple business units, among them, mortgage banking and warehouse lending, home equity underwriting and credit cards, auto finance, capital markets and private banking and investment sales. Prior to joining Sovereign in 2006, Mr. Kerin was chief operating officer with Columbia Management Distributors, Bank of America’s asset management sales organization. Prior to joining Bank of America in April 2004, following its merger with FleetBoston, Mr. Kerin was chief administrative officer of FleetBoston Financial’s asset management organization. During his career at FleetBoston, he was also Executive Vice-President, Corporate Strategy & Development where he was involved in the development and execution of corporate strategic initiatives merger and acquisitions, joint ventures and strategic investments, and the Project Management Office, managing various integration/consolidation activities for numerous large acquisitions. Prior to Fleet, Mr. Kerin held senior management roles at Shawmut Bank and Hartford National Bank, including mergers and acquisitions, strategy, real estate workout, and corporate finance.

Steven J. Issa has served as Executive Vice President and Managing Director, Commercial Banking since February 2011. Mr. Issa has over 33 years of experience in banking. Prior to joining Flagstar, Mr. Issa served as Executive Vice President and Managing Director of the New England Middle Market and Specialty Group at Sovereign Bank, until December 2010, where he managed an outstanding loan portfolio in excess of $10 billion. In addition, in his role as the Rhode Island Market Chief Executive Officer at Sovereign, Mr. Issa oversaw 32 Retail Community branches with deposits of $2 billion. Prior to joining Sovereign in January 1998, Mr. Issa served in executive positions at Fleet Bank, Shawmut Bank (acquired by Fleet Bank) and Old Stone Bank.

Daniel Landers has served as Executive Vice President and Chief Credit Officer since March 2011. Mr. Landers has over 30 years of experience in banking. Prior to joining Flagstar, Mr. Landers served as Executive Vice President at Citizens Bank (wholly-owned subsidiary of the Royal Bank of Scotland Group), President of RBS Capital, a national asset-based lending business, and executive in charge of Citizens/RBS Non-Core Bank in the United States until March 2011. Prior to joining Citizens Bank in February 1998, Mr. Landers held executive positions at BTM Capital and the former Bank of New England.

Todd McGowan has served as Executive Vice President and Chief Risk Officer since January 2010. Mr. McGowan has over 20 years experience in performing compliance audits and improving internal control performance for many Fortune 500 public and private companies in the financial services and manufacturing industries. From 1998 until 2009, Mr. McGowan was a Partner with Deloitte & Touche LLP, and, among other responsibilities, developed and implemented Sarbanes-Oxley compliance programs, developed and managed internal audits of Sarbanes-Oxley compliance programs, implemented enterprise risk management programs, and developed risk assessment techniques and risk mitigation strategies for financial institutions ranging in size from $500 million to $20 billion in Michigan and Ohio.

Marshall Soura has served as Executive Vice President and Director of Corporate Services since October 2009. Mr. Soura has over 40 years of banking industry experience, most recently as Chairman of the Board and Chief Executive Officer of Sovereign Bank’s Mid-Atlantic Division and Executive Vice-President with responsibility for all retail and commercial banking operations in the Mid-Atlantic Division until September

2008. Previously at Sovereign, Mr. Soura served as Executive Vice President and Managing Director of the Global Solutions Group and Marketing Department overseeing the cash management, international trade banking, government banking, financial institutions and strategic alliances business units. Prior to joining Sovereign, Mr. Soura served in a variety of executive positions at BankBoston, BankOne, Bank of America and Girard Bank (Mellon Bank East).

Michael J. Tierney has served as Executive Vice President and Managing Director, Personal Financial Services since February 2011. Mr. Tierney has over 33 years of experience in retail, consumer and commercial banking in Michigan and throughout the Midwest, most recently as President and Chief Executive Officer of the Bluewater Bank Group, an investment group formed to purchase Michigan banks. Prior to that, Mr. Tierney was the President and Chief Executive Officer for Peoples State Bank, and was also the Senior Vice President and Managing Director for Midwest Business Banking at Chase. In addition, Mr. Tierney began his career at Comerica Bank, where he served for 28 years in various senior leadership roles, most notably as Senior Vice President, Personal Financial Services, where he oversaw 256 Michigan branches and was responsible for over $13.5 billion in small business and retail deposits.

Board of Directors

The following descriptions provide certain biographical information about each of our directors, followed by a statement regarding the specific experience, qualifications, attributes or skills that led to the determination by the nominating/corporate governance committee of our board of director (the “Board”) that each director should serve as our director. There were no material changes in 2011 to the procedures by which our stockholders may recommend nominees to the Board.

Joseph P. Campanelli, 55, has served as a member of the Board and as Chairman of the Board and the Bank Board since November 2009. Formerly, Mr. Campanelli was the President and Chief Executive Officer and a member of the board of directors of Sovereign Bancorp, Inc. and Sovereign Bank from January 16, 2007 until September 30, 2008. From October 1, 2008 until joining Flagstar, Mr. Campanelli advised various investment groups on banking matters. Mr. Campanelli originally joined Sovereign Bank in 1997 when it acquired Fleet Financial Group’s automotive finance group, which he headed. He became President and Chief Operating Officer of Sovereign’s New England Division in 1999 when Sovereign Bank acquired 268 branches that Fleet divested after its merger with Bank Boston Corp. Mr. Campanelli played an active role in the branch acquisition and integration, which at the time was the largest branch and business divestiture in U.S. banking history. Mr. Campanelli played a key leadership role in the transformation of Sovereign Bank from a $10 billion thrift to an $80 billion super community bank. Prior to his employment by Sovereign, Mr. Campanelli spent nearly 20 years serving in a variety of senior and executive positions, overseeing commercial and community activities and problem asset resolution, with both Fleet Financial Group and Shawmut Bank. He began his banking career in Hartford, Connecticut in 1979. Mr. Campanelli’s experience transforming a traditional regional thrift into a full service commercial bank provides invaluable expertise to the Board. Moreover, Mr. Campanelli’s day to day leadership and intimate knowledge of our business and operations provide the Board with company-specific experience and expertise.

Walter N. Carter, 60, has served as a member of the Board since 2009. Mr. Carter is currently a Managing Principal at Gateway Asset Management Company, a financial services consulting company focusing on consumer and commercial financial assets. Previously, Mr. Carter was Senior Vice-President and Director of Consumer Lending at Fifth Third Bank, served as a consultant to the chief executive officer of the direct to consumer retail non-conforming mortgage business for General Electric, and served as President of Manufactured Housing at Green Tree Servicing/Conseco Financial Corp. Mr. Carter’s extensive experience in banking operations and consumer lending provides significant insight and expertise to the Board, particularly as we continue to refine and execute our business operations in the current environment.

Gregory Eng, 46, has served as a member of the Board since 2009. Mr. Eng is a Partner at MatlinPatterson Global Advisers LLC, which he joined in August 2002 and has managed investments throughout Asia, Europe and North America. Mr. Eng’s background in restructuring distressed companies globally, including operations in the mortgage industry, and his experience as the Partner managing MP Thrift Investments, L.P.’s (“MP Thrift”) investment in the Company, brings a combined intimate knowledge of the Company’s business and operations with the perspective of a major shareholder and seasoned investor.

Jay J. Hansen, 48, has served as a member of the Board since 2005. Mr. Hansen is co-founder and President of O2 Investment Partners, LLC, a private equity investment group that seeks to acquire a majority interest in small and middle market manufacturing, niche distribution, select service and technology businesses, as well as certain special situations. Prior to forming O2 Investment Partners, Mr. Hansen provided consulting services to financial and manufacturing concerns. Prior to December 2006, Mr. Hansen was Chief Operating Officer of Noble International, Ltd., a Nasdaq-listed company and a supplier of automotive parts, component assemblies and value-added services to the automotive industry, from February 2006 to December 2006; Vice-President and Chief Financial Officer from May 2003 to February 2006; and Vice-President of Corporate Development from 2002 to 2003. Mr. Hansen was Vice-President at Oxford Investment Group, a privately held merchant bank with holdings in a variety of business segments, from 1994 to 2002. Prior to Oxford Investment Group, Mr. Hansen had ten years experience in commercial banking, in various lending and special asset capacities. Mr. Hansen’s experience as principal financial officer of a NASDAQ listed public company headquartered in Michigan provides the Board and the audit committee with valuable expertise as a financial expert. In addition, Mr. Hansen’s experience as a business operator and, more recently, a principal in a Michigan based private equity investment group provides us with valuable insight into the Michigan market. Mr. Hansen also serves on the board of directors and the audit committee of Power Solutions International, Inc.

David J. Matlin, 50, has served as a member of the Board since 2009. Mr. Matlin is the Chief Executive Officer of MatlinPatterson Global Advisers LLC (“MatlinPatterson”), a $9.0 billion private equity firm, which he co-founded in July 2002. Prior to forming MatlinPatterson, Mr. Matlin was a Managing Director at Credit Suisse First Boston, and headed their Distressed Securities Group upon its inception in 1994. Mr. Matlin was also a Managing Director and a founding partner of Merrion Group, L.P., a successor to Scully Brothers & Foss L.P., from 1988 to 1994. Mr. Matlin’s background in distressed companies and his experience serving on several public company boards, including in the mortgage industry, brings extensive leadership, risk assessment skills and public company expertise to the Board. Also, Mr. Matlin is a controlling member of MP Thrift, and as such, he provides the Board with the perspective of a major shareholder. Mr. Matlin also serves on the board of directors of Standard Pacific Corp., and formerly served on the board of directors of Global Aviations Holdings.

James A. Ovenden, 49, has served as a member of the Board since 2010. Mr. Ovenden is the Chief Financial Officer of Advance America, Cash Advance Centers, Inc., a leading provider of non-bank cash advance services in the United States. Previously, Mr. Ovenden had been the principal consultant with CFO Solutions of SC, LLC, a financial consulting business for middle market companies requiring credit restructuring and business advisory services. Mr. Ovenden also was previously the Chief Financial Officer of AstenJohnson Holdings LTD, a manufacturer of paper machine clothing, specialty fabrics, filaments and drainage equipment in 2009 and 2010, and a founding principal of OTO Development, Inc., a hospitality development company, where he retired as Chief Financial Officer effective December 31, 2007. Prior to that, he served as the Chief Financial Officer, Secretary and Treasurer of Extended Stay America, Inc. from January 2004 until May 2004, when the company was sold. Mr. Ovenden’s experience and expertise in other public companies’ financial and audit programs and policies provide the Board with invaluable expertise in these areas. Mr. Ovenden also serves on the board of directors of Haights Cross Communication, Inc., and formerly served on the board of directors of Polymer Group, Inc. and of Insight Health Services Holdings Corp.

Mark R. Patterson, 60, has served as a member of the Board since 2009. Mr. Patterson is the Chairman of MatlinPatterson, which he co-founded in July 2002. Mr. Patterson has over 35 years of commercial, investment and merchant banking experience. Prior to the formation of MatlinPatterson, Mr. Patterson was a Managing

Director at Credit Suisse First Boston, where he served as Vice Chairman from 2000 to 2002. Mr. Patterson’s background in distressed companies and his experience serving on several public company boards, including in the mortgage industry, brings extensive leadership, risk assessment skills and public company expertise to the Board. Also, Mr. Patterson is a controlling member of MP Thrift and, as such, he provides the Board with the perspective of a major shareholder. Mr. Patterson also serves on the board of directors of Gleacher & Company and Allied World Assurance Company Holdings, Ltd. Previously, Mr. Patterson served on the board of directors of Polymer Group, Inc.

David L. Treadwell, 57, is currently the Lead Director, and has served as a member of the Board since 2009. Mr. Treadwell works as a consultant to Tennenbaum Capital Advisors, LLC, advising them on their portfolio companies. Until its sale in August 2011, Mr. Treadwell was the President and Chief Executive Officer of EP Management Corporation (formerly known as EaglePicher Corporation), a diversified industrial products company, where he had served in the role since August 2006. Prior to that, he has served as its Chief Operating Officer from November 2005 until August 2006, and as a division president from July 2005 until November 2005. From August 2004 until March 2005, Mr. Treadwell was Chief Executive Officer of Oxford Automotive, a $1 billion Tier 1 automotive supplier of stampings and welded assemblies, and from 2002 until August 2004, Mr. Treadwell provided business consulting services. With his experience as the principal executive officer of a large Michigan corporation, Mr. Treadwell provides valuable insight and guidance on issues of corporate strategy and risk management, particularly as to his expertise and understanding of the Michigan market. Moreover, Mr. Treadwell has had considerable experience with distressed companies and has been instrumental in turnarounds. Mr. Treadwell also serves on the board of directors of Fairpoint Communications and EP Holdings (an entity formed to handle the sale of EP Management Corporation), and is the chairman of the board of directors of C&D Technologies.

Michael J. Shonka, 64, has served as a member of the Board since 2011. Mr. Shonka is currently the managing partner of MJS Advisors, LLC, a provider of advisory services regarding mergers and acquisitions, working capital and business performance in aerospace, banking, and other sectors. Previously, Mr. Shonka was executive vice president and Chief Financial Officer of Cessna Aircraft Company from 1999 to 2010, after joining Cessna Aircraft Company in 1996 as senior vice president. Prior to that, Mr. Shonka served as executive vice president and Chief Financial Officer of Fourth Financial Corporation from 1988 until 1996. Mr. Shonka’s experience as a chief financial officer and expertise in mergers and acquisitions and business performance will be invaluable to the Board as we transform the Bank into a full service, super community bank. Mr. Shonka also serves on the board of directors of The NORDAM Group, IMA Financial Group and AEI Holdings, LLC.

Audit Committee

The Audit Committee is a separately-designated standing committee of the Board. The current members of the Audit Committee are Jay J. Hansen, James A. Ovenden, and Michael J. Shonka, each of whom is independent under the New York Stock Exchange (the “NYSE”) listing standards and applicable Securities and Exchange Commission (the “SEC”) rules and regulations. The Board has determined that Messrs. Hansen, Ovenden and Shonka each qualify as an “audit committee financial expert,” as defined by the rules and regulations of the SEC. Further, the Board certifies that each member of the audit committee is financially literate and has accounting or related financial management expertise; as such qualifications are defined by the rules of the NYSE.

The Audit Committee is responsible for reviewing our audit programs and the activity of the Bank in conjunction with the Bank’s audit committee. The Audit Committee oversees the quarterly regulatory reporting process, oversees the internal compliance audits as necessary, receives and reviews the results of each external audit, reviews management’s responses to independent registered public accountants’ recommendations, and reviews management’s reports on cases of financial misconduct by employees, officers or directors. The Audit Committee is also responsible for engaging our independent registered public accountants and for the compensation and oversight of the work of our independent registered public accountants for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us.

Corporate Governance Matters

We have adopted a code of business conduct and ethics that applies to our employees, officers and directors, including the principal executive officer, principal financial officer, and principal accounting officer. The code of business conduct and ethics can be found on our website, which is located in the investor relations section of flagstar.com, or is available upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Investor Relations Officer, 5151 Corporate Drive, Troy, MI 48098. We intend to make all required disclosures concerning any amendments to, or waivers from, the code of business conduct and ethics on our website.

We have also adopted corporate governance guidelines and charters for the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee. Copies are available in the investor relations section of flagstar.com or upon written request of stockholders to Flagstar Bancorp, Inc., Attn: Investor Relations Officer, 5151 Corporate Drive, Troy, MI 48098.

None of the information currently posted, or posted in the future, on our website is incorporated by reference into this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports. Due to inadvertent errors, the Form 4 statement for Mr. Campanelli reporting his purchase of shares in four transactions on February 1, 2, and 3, 2012 was not filed with the SEC until February 13, 2012, and the Form 3 statement for Mr. Tierney reporting his appointment as an executive officer of the Company on February 22, 2011 was not filed with the SEC until March 23, 2011.Other than the foregoing, and based solely on our review of copies of such reports received by us, or written representations from certain reporting persons that no annual report of change in beneficial ownership is required, we believe that all filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners during the year ended December 31, 2011 were timely met.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) addresses our executive compensation program, philosophy and objectives, our process for making compensation decisions, including the role of management, the Board and the Compensation Committee in the design of our compensation program, and the components of our 2011 executive compensation program. We address the factors most relevant to an understanding of what our compensation program is designed to reward, including each of the essential elements of compensation, why we chose to pay each element of 2011 compensation, how we determined the amount of each compensation element, and how each compensation element fits into our overall compensation objectives and affects decisions regarding other compensation elements.

In accordance with applicable SEC rules and regulations, this section and the related tables that follow this section provide information regarding the compensation paid to our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated executive officers who were serving as such as of December 31, 2011. These individuals, who we refer to in this Proxy Statement as the “Named Executive Officers,” (“NEOs”) are as follows:

•	Joseph P. Campanelli, Chairman of the Board and Chief Executive Officer;

•	Paul D. Borja, Executive Vice-President and Chief Financial Officer;

•	Salvatore J. Rinaldi, Executive Vice-President and Chief of Staff;

•	Matthew A. Kerin, Executive Vice-President and Managing Director;

•	Steven J. Issa, Executive Vice-President and Managing Director; and

•	Matthew I. Roslin, Executive Vice-President and Former Chief Legal Officer.

Mr. Roslin announced his decision to resign as our Executive Vice-President, Chief Legal Officer and Chief Administrative Officer on July 14, 2011, subject to remaining with us on an interim basis until a successor is named. Mr. Roslin is included in this CD&A because he would have been one of our most highly compensated executive officers for 2011 had he been serving as an executive officer at December 31, 2011.

Achieving sustainable profits and growth with superior stockholder returns over the long term has been our objective as we develop our corporate strategies. Our executive compensation philosophy and programs play an important role in achieving our objective of sustainable long-term growth in stockholder value. We design our compensation programs to provide executive compensation that is competitive with comparable financial institutions in order to attract, retain and reward experienced and highly-motivated executives who can contribute to our long-term growth and profitability.

With regard to 2011 and looking forward to 2012, however, the Compensation Committee structured the compensation awarded to the NEOs to reflect the adverse economic conditions-prevalent during 2011 and the expected continuing challenging economic environment in 2012. As our performance in 2011 did not meet the expectations of our management or our Board, the Compensation Committee continued the pursuit of a number of actions implemented in 2009 to respond to these challenges. These actions included the use of fixed compensation (such as base and share salaries that were compliant with the restrictions of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program) and the use of long term restricted stock that is compliant with the restrictions of the TARP Capital Purchase Program. We believe these actions are consistent with the current compensation practices of other companies in our industry and with broader market companies during the economic downturn. The Compensation Committee is sensitive to the fact that selective modifications and reductions to executive compensation during an economic downturn could result in low morale, diminished motivation and loss of high quality executives to other financial institutions and industries. By maintaining current base levels in 2011, the Compensation Committee aimed to better position the company to work through these difficult times and to take full advantage of an eventual economic turnaround.

In addition, the Compensation Committee considered and took other steps necessary to comply with the requirements imposed on us due to our participation in the TARP Capital Purchase Program. These steps included undertaking an analysis to review the relationship between our risk management policies and practices and the compensation arrangements for the NEOs in order to identify any features in the compensation program that might encourage unnecessary or excessive risk taking.

We remain committed to the compensation philosophy, policies and objectives outlined below. The Compensation Committee will continue to review our compensation program and take those steps it deems necessary to continue to fulfill these objectives.

Compensation Philosophy and Objectives

We perceive our executive compensation philosophy as core strategic principles and the foundation to establishing a competitive, fair and motivational total executive pay program. The compensation philosophy also establishes a framework for shareholder-aligned pay practices throughout our entire organization.

The primary objective of our compensation philosophy is to provide competitive compensation that enhances performance and stockholder return without encouraging unnecessary or excessive risk to us. We have historically compensated our senior executive officers through a combination of salary, long term incentive compensation, and other employee benefits designed to embody a pay-for-performance philosophy, with a significant percentage of compensation allocated to incentive compensation. We designed our total compensation program, including all policies and plans, to encourage the achievement of specific set by the Board and the Compensation Committee, to reward exceptional performance, and to be competitive with the financial services market in order to attract and retain executives whose judgment, leadership abilities and special efforts result in our successful operations and an increase in stockholder value. However, there was never a pre-established policy or target for allocation between fixed and incentive compensation.

Due to our participation in the TARP Capital Purchase Program, we are restricted in our ability to pay annual or long term incentive cash compensation to our senior executive officers and next ten most highly compensated employees for the period in which our preferred stock issued in connection with the TARP Capital Purchase Program is still held by the Treasury. However, we are permitted to award long term restricted stock in an amount that may not exceed 33% of annual compensation. The Compensation Committee believes such grants would properly aligns compensation with stockholder interests.

Impact of Our Participation in the TARP Capital Purchase Program

In January 2009, we issued $267 million of preferred stock to the U.S. Treasury pursuant to the TARP Capital Purchase Program and a warrant to purchase approximately 6.45 million shares of our common stock at a price of $6.20 per share, as adjusted for our one-for-ten reverse stock split in 2010. Our participation in the TARP Capital Purchase Program was a catalyst for several actions by our Compensation Committee and senior executive officers, including:

•

The senior executive officers in January 2009 individually entered into letter agreements with the U.S. Treasury, as a condition for participating in the TARP Capital Purchase Program, accepting the restrictions and limitations on compensation as may be required by the TARP Capital Purchase Program rules; and

•

The Compensation Committee conducts a review of our senior executive officer compensation programs from a risk perspective from time to time and concludes that those programs do not encourage unnecessary or excessive risk.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), which became effective February 17, 2009, revised and expanded the restrictions and requirements on the executive compensation paid to participants in the TARP Capital Purchase Program, to include the following:

•

Prohibition on paying or accruing any bonus, incentive or retention compensation for our senior executive officers and next ten most highly compensated employees, other than certain awards of long-term restricted stock or bonuses payable under existing employment contracts;

•

Prohibition on any golden parachute payments to our senior executive officers and next five most highly compensated employees for an departure from the Company, other than compensation earned for services rendered or accrued benefits;

•

Condition on bonus, incentive and retention payments made to our senior executive officers and next twenty most highly compensated employees subjecting each to repayment (also referred to as a “clawback”) if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	Prohibition on any compensation plan that would encourage manipulation of reported earnings; and

•

Adoption of a company-wide policy prohibiting excessive or luxury expenditures, including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business.

As a result of the foregoing, the Compensation Committee and management, have undertaken measures intended to ensure that our compensation program comply with the requirements applicable to participants in the TARP Capital Purchase Program. The restrictions and requirements on executive compensation remain in place so long as our preferred stock issued in connection with the TARP Capital Purchase Program is still held by the Treasury.

How Executive Compensation is Determined

Based on our compensation philosophy and objectives discussed above, the Compensation Committee has historically structured base salary and incentive compensation to motivate the senior executive officers to achieve the business goals set by us and the Compensation Committee.

Role of the Compensation Committee. The Compensation Committee is responsible for establishing the key executive compensation principles as well as specific policies that govern executive compensation practices. This includes recommending the components and structure of each element of executive compensation. More specifically, the Compensation Committee reviews and approves goals and objectives relevant to compensation of the Chairman and Chief Executive Officer, evaluates the performance of the Chairman and the Chief Executive Officer in light of such goals and objectives, determines compensation of the Chairman and Chief Executive Officer based on such respective evaluations, and makes compensation recommendations to the Board regarding other senior executive officers.

Role of Management.- Our management plays an important role in setting compensation by assisting the Compensation Committee in evaluating employee performance and recommending the criteria and targets for performance-based compensation. Management also provides the Compensation Committee with information on our strategic objectives, our past and expected future performance in light of relevant business conditions, external industry trends, market data, and other information to assist the Committee in making informed compensation decisions.

Role of Stockholder Say-On-Pay Votes. In 2011, as part of our continuing obligations under the TARP Capital Purchase Program, we provided our stockholders with the opportunity to cast an advisory vote on the compensation of our executives. Although the stockholder vote was non-binding, the overwhelming support of our stockholders for the compensation policies and practices then in effect for our executive officers was considered by the Compensation Committee and our Board in connection with compensation policies and practices for 2012. This includes recognition of the need to maintain stockholder approval of executive compensation while at the same time attracting and retaining highly qualified and skilled executives.

Role of the Compensation Consultant. The Compensation Committee has the sole authority (1) to retain and terminate any compensation consultants to be used to assist in establishing compensation for our senior executives, and (2) to approve such consultants’ fees and other retention terms. In 2011, the Compensation Committee engaged McLagan, an Aon Consulting Company, an independent, nationally recognized consulting, productivity and performance benchmarking firm in the financial services industry, to conduct a competitive review of our compensation program for our officers and directors and to provide the Compensation Committee and the Board with relevant market data and alternatives to consider when making compensation decisions for the officers and directors. McLagan reports directly to the Compensation Committee, and the Compensation Committee has the authority to replace McLagan or to hire additional consultants from time to time.

In the past, the Compensation Committee has directed the compensation consultant to analyze the executive compensation of our NEOs against the compensation of a group of carefully selected peer companies, including savings and loan holding companies, bank holding companies, commercial banks and mortgage lending institutions. We use peer group compensation data as a guide in establishing executive compensation practices and levels for comparable executive roles and experience, but we do not attempt to replicate exactly the peer group averages. The peer companies were selected based on asset size, market capitalization, scope of operations or other characteristics comparable to our Company to ensure that estimated compensation was reasonable and competitive.

Historically, the Compensation Committee has also used benchmarking studies to establish a maximum total compensation at the “target” performance level for each of the NEOs that is at a specified level of our peer group. The NEOs were then benchmarked to executives in the peer companies based on two factors: (1) executives with similar salary rank within their respective companies; and (2) executives with similar functional job roles. The Compensation Committee would then compare actual compensation to the peer group to make sure it was consistent with the “target” performance level.

For 2011, the Compensation Committee did not benchmark compensation for any of the NEOs except as described below. The Compensation Committee did engage McLagan to conduct a peer group analysis in late 2010, but the peer group analysis was not used in the compensation decisions for 2011.

Mr. Campanelli’s Employment Agreement

Mr. Campanelli’s compensation is governed by the terms of his employment agreement which we negotiated individually with Mr. Campanelli as an inducement to his employment with our company in September 2009. The term of the employment agreement continues through December 31, 2012, and continues for successive terms of one year thereafter. We and Mr. Campanelli may terminate the employment agreement by giving notice two months prior to December 31, 2012, and prior to December 31 of any subsequent year in which Mr. Campanelli remains employed by us. To date, the compensation paid to Mr. Campanelli has not changed from the terms of the employment agreement.

In accordance with the terms of the employment agreement, we also entered into a purchase agreement with Mr. Campanelli, dated as of September 29, 2009, pursuant to which Mr. Campanelli agreed to purchase 198,750 shares of our common stock at a purchase price of $10.50 per share, each as adjusted for our reverse stock split. Effective January 24, 2012, we amended the purchase agreement with Mr. Campanelli to provide that the price for any of Mr. Campanelli’s purchases of our common stock that would occur on and after December 31, 2011 would be at their fair market value on the dates of purchase. In addition, the amendment permits Mr. Campanelli to reduce the number of shares he is required to purchase to reflect the $700,000 of his personal assets used to purchase shares of our common stock in support of our prior public stock offerings. On January 24, 2012, Mr. Campanelli elected to reduce the number of shares he is required to purchase by a number having a purchase price of $700,000, which reduced the number of additional shares he is required to purchase to zero. As a result, Mr. Campanelli’s obligation to make any share purchases under the purchase agreement has been fully discharged.

Pursuant to the employment agreement, we may grant to Mr. Campanelli (as determined by the Board of Directors or the Compensation Committee, in its sole discretion) an amount of restricted shares of our common stock with a value in an amount up to 33% of his annual compensation in a manner consistent with ARRA as a participant in the TARP.

In addition, the employment agreement provides for Mr. Campanelli to receive a supplemental retirement pension for which we accrue on a monthly basis provided that he is still employed by the Company on the date of each such monthly accrual.

So long as we are subject to the TARP Capital Purchase Program, the provisions of Mr. Campanelli’s employment agreement are subject to such requirements.

As previously discussed, the Compensation Committee engaged McLagan to conduct a competitive review of public peer group companies and prepare a comparative benchmark analysis of the compensation provisions in Mr. Campanelli’s employment agreement relative to peer group data. The peer group consisted of the following 17 banks, each of which has either a significant focus in mortgage lending business or a comparable size to our company:

• Associated Banc-Corp	• Commerce Bancshares Inc.	• TCF Financial Corporation
• BancorpSouth Inc.	• Cullen/Frost Bankers, Inc.	• TFS Financial Corporation
• Bank of Hawaii Corporation	• First Horizon National Corporation	• Valley National Bancorp
• BOK Financial Corporation	• Fulton Financial Corporation	• Whitney Holding Corporation
• Citizens Republic Bancorp, Inc.	• International Bancshares Corporation	• Wilmington Trust Corporation
• City National Corporation	• People’s United Financial Inc.

The analysis conducted by McLagan included salary, bonus, total cash, long-term awards and total compensation for the principal executive officer of each of the peer group companies. The data in the analysis was obtained from public regulatory disclosures for fiscal year 2008 (which was paid out in the first quarter of 2009), including proxy statements, annual reports on Form 10-K and beneficial ownership reports on Form 4. McLagan used an economic value of 25% for all option awards and restricted stock/units were valued using the grant date present value. For all performance and target awards, McLagan used the grant date present value of the target amount as provided by each peer group company.

As part of its analysis, McLagan displayed the benchmarks for Mr. Campanelli’s annual total compensation as follows:

•

Benchmark 1: Base salary contains the value of the traditional annual cash base salary ($1,900,000), and the share salary ($750,000) and annual discretionary share award ($1,325,000) as part of the long-term incentive; and

•

Benchmark 2: Base salary contains the value of the traditional annual cash base salary ($1,900,000), total cash contains the traditional cash base salary minus the required share purchase (48,750 shares at $10.50 equals $511,875, grossed up for 40% tax rate equals $853,125), and the share salary ($750,000) and annual discretionary share award ($1,325,000) as part of the long-term incentive.

As part of its assumptions, McLagan used the best case maximum payout scenario for Mr. Campanelli’s compensation under his employment agreement as the baseline for its benchmark analysis. McLagan also included the historical target-based incentive compensation plan for our former Chief Executive Officer, Mr. Mark Hammond assuming 100% of targets were met as an additional reference point. Mr. Hammond’s historical target total compensation package was $6,000,000.

The amounts above are shown on a pre-tax basis and have not factored in the value of Mr. Campanelli’s supplemental retirement pension as part of McLagan’s analysis.

The analysis of the compensation of the peer group companies indicated that the 25th percentile for the total compensation of the Chief Executive Officer was $1,665,319, the 50th percentile was $2,198,322 and the 75th percentile was $3,486,982. Based on McLagan’s analysis, Mr. Campanelli’s total compensation under his employment agreement fell within the 89th percentile among the peer group companies using Benchmark 1 (72nd percentile when using Benchmark 2 as set forth above). We believed this percentile level of total compensation is competitive and commensurate with Mr. Campanelli’s high level of experience and performance, as well as his potential and motivation among executives within our industry to lead us to a path of long-term growth and profitability. We believe that the compensation terms negotiated with Mr. Campanelli under his employment agreement further our compensation goals and objectives as previously discussed above.

Components of 2011 Executive Compensation

For the year ended December 31, 2011, the Compensation Committee determined that the executive compensation program should be comprised primarily of base and share salary. As discussed above, our ability to grant incentive compensation, which previously was a substantial part of our compensation program, was limited by our participation in the TARP Capital Purchase Program. However, for services rendered in 2011, we provided incentive compensation, in the form of TARP compliant long term restricted stock, to certain of our NEOs. The following discusses each of the components of the compensation of the NEOs for 2011.

Base Salary. We provide the NEOs with a base salary for services rendered during the fiscal year. The Compensation Committee salaries based upon personal performance, effectiveness, level of responsibility, past and potential contributions to us, internal pay equity relationships, as well as any relevant employment agreement provisions. Based on the Company’s overall performance, our participation in the TARP Capital Purchase Program, and the level of total compensation accorded to executives in the prior year, the Compensation Committee determined that modifications to executive base salaries were not appropriate for 2011. We do not apply any specific weighting to these criteria; rather, the compensation committee uses its judgment and discretion in determining these amounts.

For 2011, the base salaries were $1,900,000 for Mr. Campanelli, $500,000 for Mr. Borja, $550,000 for Mr. Rinaldi, $475,000 for Mr. Kerin, $475,000 for Mr. Issa, and $475,000 for Mr. Roslin. The base salaries for Messrs. Campanelli, Rinaldi and Kerin are each pursuant to the terms of their respective individually negotiated employment agreements, and Mr. Issa’s base salary was individually negotiated and included in his offer letter.

Share Salary. While our base salaries have historically been paid in cash, the Compensation Committee determined that we should also pay a share salary to the NEOs. Due to our participation in the TARP Capital Purchase Program, our payment of incentive compensation to the NEOs is limited. The Compensation Committee believes that paying a share salary to the NEOs will address issues caused by the constraints on paying incentive cash compensation, and allow us to remain competitive for executive talent. Specifically, we pay the shares of common stock each pay period, net of tax, under our 2006 Equity Incentive Plan based upon the closing price on the date of grant.

For 2011, share salaries were $750,000 for Mr. Campanelli, $250,000 for Mr. Borja, $300,000 for Mr. Rinaldi, $300,000 for Mr. Kerin, $300,000 for Mr. Issa, and $300,000 for Mr. Roslin. The share salaries of Messrs. Campanelli, Rinaldi and Kerin are each pursuant to the terms of their respective individually negotiated employment agreements, and Mr. Issa’s base salary was individually negotiated and included in his offer letter.

Annual Incentives. We are currently proscribed from providing annual cash incentive compensation to NEOs due to our participation in the TARP Capital Purchase Program.

Long Term Incentives. So long as our preferred stock is held by Treasury and we therefore continue to participate in the TARP Capital Purchase Program, our payment of incentive compensation to the NEOs is limited to long term restricted stock that can not exceed 33% of post-award annual compensation, has a two year vesting requirement and is not transferable until repayment of TARP funds. The Compensation Committee believes that long term restricted stock aligns compensation with stockholder interests because the NEO would receive a benefit from if the stock price increases and also share with stockholders in the loss of value if the stock price decreases.

Pursuant to the Bank’s supervisory agreement with the Office of the Comptroller of the Currency (the “OCC”), as successor regulator to the Office of Thrift Supervision (the “OTS”), we can not increase any salaries, bonuses or make any similar payments to the NEOs without the prior written non-objection of the OCC. In that regard, the Compensation Committee requested the OTS in early 2011 and the OCC in March 2012 to provide prior written non-objection to the award of long term restricted stock to certain NEOs. There is no assurance that the OCC would not object to such awards or the amount thereof.

In March, 2012, the Bank requested non-objection from the OCC to award long term restricted stock to Messrs. Campanelli, Borja, Rinaldi, Kerin, and Issa as follows: $1,325,000 for both 2011 and 2010; $350,000 for 2011 and $300,000 for 2010; $440,000 for 2011 and $400,000 for 2010; $395,000 for 2011 and $400,000 for 2010; and $325,000 for 2011 only, respectively. The Compensation Committee did not use any formulaic method, subject to the TARP restrictions, to set the size of the grants but did factor the individual performance of such NEOs and accomplishments in executing our business plan. The OCC has not yet responded to this request, and there can be no assurance that such response, if provided, would be favorable.

Flagstar Bank 401(k) Plan. We make available to the NEOs a 401(k) plan that is generally available to all of our employees. Under the 401(k) plan, eligible employees may contribute up to 60% of their annual compensation, subject to a maximum amount prescribed by law. The maximum annual contribution was $16,500 for 2011, or $22,000 for participants who were 50 years old or older in 2011. We have historically provided a matching contribution up to 3% of an employee’s annual contribution up to a maximum of $7,350; however, the matching contribution was suspended for all employees effective October 1, 2009. In January, 2012, the matching contribution was resumed for all of our employees, but is limited to 50% of the first 3% of an employee’s annual contribution up to a maximum of $3,675.

Supplemental Retirement Pension. As part of Mr. Campanelli’s employment agreement, we accrue for his benefit, on the last day of each of the first 60 months of the employment agreement, a supplemental retirement accrual equal to 1.022% of the sum of the base salary and share salary. This pension was negotiated with Mr. Campanelli’s employment agreement, and the Compensation Committee determined that it is reasonable for a chief executive officer at a financial institution to receive a pension. The pension is designed to provide income to Mr. Campanelli following his retirement and was individually negotiated with him in connection with his employment agreement in order to induce him to join us as Chief Executive Officer. Pursuant to the supplemental retirement pension, upon the later to occur of age 62 or Mr. Campanelli’s separation of service with us (or later, if necessary, to comply with applicable law), Mr. Campanelli is entitled to receive a lump sum payment equal to the actuarial equivalent of the aggregate of the monthly accruals paid on an annual basis for 23 years. As of December 31, 2011, the aggregate of such monthly accruals was $731,241 and the actuarial equivalent of the lump sum payment of such amount for 23 years was $8,740,353. The amount accrued with respect to the supplemental retirement pension during 2011, assuming a discount rate of 4.25%, was $3,987,767 and, in total, $8,740,353 has been accrued since Mr. Campanelli joined us in 2009. In 2011, no other NEO received a supplemental retirement pension.

Perquisites. In 2011, we provided perquisites that the Compensation Committee believes to be reasonable and consistent with our compensation program to the NEOs. The perquisites provided to Messrs. Campanelli, Rinaldi and Kerin were negotiated with their employment agreements as an inducement to their employment with us and include reimbursement of commuting expenses (airfare and temporary housing accommodations) from their residences to our headquarters in Michigan. The value of such perquisites in 2011 totaled $7,311, $34,784 and $23,083 for Messrs. Campanelli, Rinaldi and Kerin, respectively. The Compensation Committee considered these perquisites reasonable, because they enabled us to recruit and retain Messrs. Campanelli, Rinaldi and Kerin.

Other Benefits. We also provide medical, dental and life insurance to our NEOs, which are benefits generally available to all of our employees.

Proposed Compensation Adjustments for 2012

Pursuant to our supervisory agreement with the Board of Governors of the Federal Reserve System (the “Federal Reserve”), as successor regulator to the OTS, and the Bank’s supervisory agreement with the OCC, neither we nor the Bank are permitted to renew, extend or revise any contractual arrangement relating to compensation or benefits for the NEOs without providing 30 days prior written notice to the Federal Reserve or the OCC, respectively. We may also not increase any salaries, bonuses or make any similar payments to the

NEOs without the prior written non-objection of the OCC. In that regard, in March 2012 the Compensation Committee requested the OCC to provide its written non-objection to an increase to Mr. Rinaldi’s share salary from $300,000 to $350,000 for 2012. There can be no assurance that the OCC would not object to such awards or the amount thereof.

Severance and Change-in-Control Benefits

Under the terms of the 2006 Equity Incentive Plan, certain of our employment agreements and our change-in-control agreements, the NEOs are entitled to payments and benefits upon the occurrence of certain events. The terms of these arrangements, as well as an estimate of compensation that would have been payable had they been triggered as of fiscal year-end following a change-in-control, are described in detail in the section entitled “Executive Compensation – Potential Payment Upon Termination or Change-In-Control” below. The Compensation Committee also analyzed the employment agreements of some companies in our peer group in setting the amounts payable and the triggering events under the arrangements. However, as a condition to our ability to participate in the TARP Capital Purchase Program, on January 30, 2009, Messrs. Borja and Roslin entered into agreements implementing the restrictions applicable to employment agreements required under the TARP Capital Purchase Program, including prohibited severance and change-in-control benefits otherwise payable under their respective agreements with the Company. The employment agreements that we entered into with Messrs. Campanelli, Rinaldi and Kerin in 2009 did not include any severance or change-in-control benefits.

While such benefits are not currently effective, the Compensation Committee believes that, in order to attract and retain the best management talent, companies should provide reasonable severance and change-in-control benefits to senior executive officers. As with any public company, it is always possible that changes to management could occur. The Compensation Committee believes that the threat of such an occurrence can result in significant distractions of key management personnel because of the uncertainties inherent in such a situation. The retention and motivation of key management personnel is essential to execution of our strategic business plan and is in our stockholders’ best interests. Reasonable severance and change-in-control benefits help ensure executives’ continued dedication and efforts in such event without undue concern for their personal, financial and employment security.

Further, the Compensation Committee believes that severance benefits should reflect the fact that it may be difficult for senior executive officers to find comparable employment within a short period of time, and they also serve to help disentangle the company from the former employee as soon as practicable. However, until we are no longer subject to the restrictions under the TARP Capital Purchase Program and no longer subject to restrictions on change-in-control payments pursuant to our supervisory agreements with the Federal Reserve and the OCC, such benefits are not effective.

Stock Ownership Guidelines

To align the interests of our senior officers with the interests of our stockholders, we require that each senior officer maintain a minimum ownership in us. Currently, the NEOs own less than 1% of our outstanding common stock in the aggregate, and the individual NEOs own the amounts set forth in the section entitled “Security Ownership of Management” in Item 12 of Part III of this report. The stock ownership percentage currently reflects the multiple investments in our common stock made by MP Thrift and other investors during 2011. We believe that the NEOs’ interests are sufficiently aligned with our stockholders based upon current stock ownership percentages, and we believe that the payment of share salaries will further align our stockholders’ interests with the NEOs.

Equity Granting Process

Grants of stock options, restricted stock and other equity awards to our executive officers and other employees are approved by the Compensation Committee at regularly scheduled meetings, or occasionally by unanimous written consent. We currently have no structured practice or timing of stock option grants, restricted stock and other equity awards to coordinate with the release of material non-public information, nor have we timed the release of material non-public information for the purpose of affecting the value of any executive compensation.

Tax and Accounting Implications

The financial reporting and income tax consequences to us of individual compensation elements are important considerations for the Compensation Committee when it is analyzing the overall level and mix of compensation among individual pay elements. Overall, the Compensation Committee seeks to balance its objective of ensuring an effective compensation package for the NEOs with the need to maximize the corporate deductibility of compensation, while at the same time focusing on ensuring an appropriate and clearly articulated relationship with reported earnings and other closely followed financial measures.

The executive compensation program has historically been structured to allow us to comply with Section 162(m) of the Internal Revenue Code (the “Code”) and Section 409A of the Code. Section 162(m) of the Code generally provides that we may not deduct annual compensation that of more than $1,000,000 per individual, except to the extent of performance based payments. As a result of our participation in the TARP Capital Purchase Program, however, for as long as the U.S. Treasury holds our preferred stock issued in connection with such program, the Section 162(m) compensation deduction limit is reduced to $500,000 annually, and the exception for performance based pay not counting against this limit will not be available to us. Currently, we do not intend to limit compensation to certain covered executives to the $500,000 deduction limit, although we will not be able to claim a deduction for such excess payments. We believe that amounts paid in excess of $500,000, including amounts attributable to share salary, and the cost of the lost tax deduction, are justifiable in order for us to effectively motivate, retain, and remain competitive with peer financial institutions. Under Code Section 409A, any nonqualified deferred compensation subject to and not in compliance with such provision will become immediately taxable to the employee and the employee will be subject to a federal excise tax. We believe our deferred compensation arrangements are in compliance with Code Section 409A.

We account for stock-based payments in accordance with the requirements of FASB ASC Topic 718. Under FASB ASC Topic 718, all share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated statement of earnings. The amount of compensation expense is determined based on the fair value of the equity award when granted and is expensed over the required service period, which is normally the vesting period of the equity award.

Compensation Committee Report

The Compensation Committee is responsible for establishing and evaluating the policies that govern executive compensation and for recommending the components and structure of executive compensation. In 2011, the components of our executive compensation program included:

•	base salary;

•	share salary;

•	long term restricted stock;

•	401(k) plan;

•	a supplemental retirement pension; and

•	perquisites and other benefits.

The Compensation Committee met with our Chief Risk Officer to analyze the relationship between risk management policies and practices and the compensation program for the NEOs. Among the risks considered by the Compensation Committee were credit risk, interest rate risk, market risk, legal risk, operational risk and reputational risk. In order to mitigate these risks, we used a number of practices, including:

1.	The compensation program components were not tied to short term performance factors;

2.	Under the TARP Capital Purchase Program, incentive compensation for senior executive officers is limited to restricted stock, which typically do not vest for several years, in an amount not to exceed one-third of the officer’s total annual compensation;

3.	Certain compensation is subject to recovery, or clawback, if found to be based on materially inaccurate financial statements or other materially inaccurate performance criteria; and

4.	The overall level of incentive compensation that we award does not appear to be excessive compared to incentive compensation awarded to employees of comparable institutions, based upon analysis provided by our compensation consultant.

In addition to compensation for the NEOs, the Compensation Committee also monitors the compensation program for all employees, including the 25 most highly compensated, irrespective of title. The Compensation Committee reviews the design and function of the compensation program along with the risks associated. The Compensation Committee also monitors performance under the compensation program. Significant modifications to the compensation program are communicated to and approved by the Compensation Committee. The compensation program was reviewed by legal counsel for compliance with TARP Capital Purchase Program and the ARRA, as well as the enterprise risk department under the guidance of the Chief Risk Officer and the internal audit department.

The Compensation Committee conducted a broad review of the current compensation program to ensure that it did not subject us to unnecessary or excessive risk or encourage employees to manipulate our earnings. The review of the compensation program included many factors: performance metrics within the plan; whether the plan contains caps, or maximums, on each participant’s incentive opportunity; clawback provisions; discretion to reduce or eliminate payouts; and risk mitigating factors of each plan. As a result of this review, we made a number of changes to the design and function of the compensation plan going forward. Legal counsel has reviewed the new compensation plan to ensure it is in compliance with all of the provisions contained in the interim final rule.

As a result of that evaluation, the Compensation Committee certifies that:

1.	The Compensation Committee has reviewed the senior executive officer compensation plans with the Chief Risk Officer and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten our value;

2.	The Compensation Committee has reviewed with the Chief Risk Officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to us; and

3.	The Compensation Committee has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of our reported earnings to enhance the compensation of any employee.

The Compensation Committee, as long as we have outstanding debt or equity securities (but excluding any warrants to purchase common stock) issued to and held by the U.S. Department of the Treasury under the TARP Capital Purchase Program, will discuss, evaluate and review, at least semiannually with the Chief Risk Officer, all such compensation to ensure ongoing compliance with the TARP Capital Purchase Program including without limitation, any limits imposed by the TARP Capital Purchase Program with respect to incentive compensation that may be paid to any employee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A for filing with the Securities and Exchange Commission.

THE COMPENSATION COMMITTEE

David J. Matlin

Gregory Eng

Michael J. Shonka

Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to the compensation paid to or earned by, during the fiscal years ended December 31 of the year indicated, the NEOs. A portion of the amount in the column entitled “Salary” includes the dollar value of salary paid in shares of our common stock, as determined by the Compensation Committee and paid under the 2006 Equity Incentive Plan. Mr. Campanelli has a supplemental employee retirement plan included in his employment agreement, and such amounts accrued in 2011 are included in the column entitled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.” All other compensation is included in the column entitled “All Other Compensation.”

Name and Principal Position(s)	Year	Salary (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (2)	All Other Compensation		Total
Joseph P. Campanelli	2011	$2,650,001	$3,987,767	$7,311	(3)	$6,450,079
Chairman of the Board, President and Chief Executive Officer	2010	$2,650,000	$3,822,124	$—		$6,472,124
	2009	$647,883	$930,462	$23,170		$1,601,515

Paul D. Borja	2011	$749,999	$—	$—		$749,999
Executive Vice-President and Chief Financial Officer	2010	$750,000	$—	$7,350		$757,350
	2009	$464,243	$—	$6,900		$471,593

Salvatore J. Rinaldi	2011	$849,999	$—	$34,784	(4)	$884,783
Executive Vice-President and Chief of Staff	2010	$850,000	$—	$50,324		$900,324

Matthew A. Kerin	2011	$774,999	$—	$23,083	(5)	$798,082
Executive Vice-President and Managing Director	2010	$775,000	$—	$39,281		$814,281

Matthew I. Roslin (6)	2011	$774,999	$—	$—		$774,999
Executive Vice-President and Former Chief Legal Officer	2010	$775,000	$—	$34,955		$809,995
	2009	$420,192	$—	$30,427		$450,619

Steven J. Issa	2011	$685,578	$—	$9,750	(7)	$695,328
Executive Vice-President and Managing Director

(1)	Salary represents amounts paid in cash or shares of our common stock. In 2011, NEOs received cash salaries and share salaries, of which the share salaries were paid using shares of our common stock, as valued on the day of the grant and payable every two weeks:

	Campanelli	Borja	Rinaldi	Kerin	Roslin	Issa
Cash Salary	$1,900,000	$500,000	$550,000	$475,000	$475,000	$420,193
Share Salary	750,001	249,999	299,999	299,999	299,999	265,385
Total salary reported above	$2,650,001	$749,999	$849,999	$774,999	$774,999	$685,578

(2)	The amount reflected in this column for Mr. Campanelli includes the change in pension values for fiscal year ended December 31, 2011. For the assumptions used to determine the change in the pension value, see the section entitled “Executive Compensation—Pension Benefit for Fiscal Year 2011” below.
(3)	The amount reflected in this column for Mr. Campanelli includes the costs incurred by us in connection with providing the perquisites of, in the aggregate, travel and hotel expenses of $7,311 in connection with commuting.
(4)	The amount reflected in this column for Mr. Rinaldi includes the costs incurred by us in connection with providing the perquisites of, in the aggregate, travel and hotel expenses of $34,784 in connection with commuting.
(5)	The amount reflected in this column for Mr. Kerin includes the costs incurred by us in connection with providing the perquisites of, in the aggregate, travel and hotel expenses of $23,083 in connection with commuting.
(6)	Mr. Roslin announced his decision to resign as our Executive Vice-President, Chief Legal Officer and Chief Administrative Officer on July 14, 2011, subject to remaining with us on an interim basis until a successor is named. Mr. Roslin is included in this table because he would have been one of our most highly compensated executive officers for 2011 had he been serving as an executive officer at December 31, 2011.
(7)	The amount reflected in this column for Mr. Issa includes $7,800 in automobile allowance and $1,950 in communication allowance.

Grants of Plan Based Awards

In this table, we provide information concerning each grant of an award made to a Named Executive Officer in our most recently completed fiscal year. Such grants are share salaries issued under the 2006 Equity Incentive Plan, which are discussed in greater detail in the section entitled “Compensation Discussion and Analysis.”

Name	Grant Date	All Other Stock Awards: Number of Shares of All Other Units (#)		Grant Date Fair Value Of Stock and Option/SAR Awards ($)(1)
Joseph P. Campanelli	Various	818,711	(2)	$750,001
Paul D. Borja	Various	272,902	(2)	$249,999
Salvatore J. Rinaldi	Various	327,484	(2)	$299,999
Matthew A. Kerin	Various	327,484	(2)	$299,999
Matthew I. Roslin	Various	327,484	(2)	$299,999
Steven J. Issa	Various	306,473	(2)	$265,385

(1)	The amounts in this column are the grant date fair values of the awards of shares of restricted stock calculated in accordance with FASB ASC Topic 718. Amounts reported for share salaries represent the aggregate of 26 separate grants paid in accordance with our normal payroll cycle.
(2)	This amount reflects the number of shares of stock paid in 2011 as share salary to the named individuals pursuant to the 2006 Equity Incentive Plan. These grants were made in accordance with our normal payroll cycle throughout 2011 and are fully vested upon grant. The number of shares paid as share salary was calculated by the dividing the dollar amount of the share salary for the relevant pay period by the closing price for a share of our common stock on the NYSE on the pay date for such pay period. During 2011, such closing prices ranged from $0.49 to $1.82 per share. As a result, there were 26 separate grant dates, each corresponding to our normal payroll cycle.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested	Market Value of Shares or Units of Stock That Have Not Vested
	Exercisable	Unexercisable
Paul D. Borja	1,737	578	$68.60	1/24/2018	—	—	(1)
	1,819	—	$144.80	1/30/2014	—	—	(2)
	1,686	—	$162.80	2/3/2013	—	—	(3)
	1,144	—	$193.50	5/25/2015	—	—	(4)

Matthew I. Roslin	696	230	$68.60	1/24/2018	—	—	(1)
	728	—	$144.80	1/30/2014	—	—	(2)
	450	—	$162.80	2/3/2013	—	—	(3)
	252	—	$207.25	1/24/2015	—	—	(5)

(1)	Represents stock appreciation rights issued on January 24, 2008. The stock appreciation rights vest in four equal parts beginning January 24, 2009 and each one-year anniversary afterwards through 2012. The stock appreciation rights are required to be settled in cash.
(2)	Represents stock appreciation rights issued on January 24, 2007. The stock appreciation rights vested in four equal parts beginning January 24, 2008 and each one-year anniversary afterwards through 2011. The stock appreciation rights are required to be settled in cash.
(3)	Represents stock appreciation rights issued on May 26, 2006. The stock appreciation rights vested in four equal parts beginning February 3, 2007 and each one-year anniversary afterwards through 2010. The stock appreciation rights are required to be settled in cash.
(4)	Represents a stock option award issued May 25, 2005. The options were scheduled to vest in four equal parts starting on the first anniversary of the grant date. However, the options are fully vested after our accelerated vesting of all out of the money options at December 31, 2005. The primary purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expenses associated with accelerated stock options.
(5)	Represents a stock option award issued January 24, 2005. The options were scheduled to vest in four equal parts starting on the first anniversary of the grant date. However, the options are fully vested after our accelerated vesting of all out of the money options at December 31, 2005. The primary purpose of the accelerated vesting was to enable us to avoid recognizing future compensation expenses associated with accelerated stock options.

Option Exercises and Stock Vested During Fiscal Year

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise	Value Realized On Exercise	Number of Shares Acquired On Vesting		Value Realized On Vesting
Joseph P. Campanelli	—	$—	818,711	(1)	$750,001
Paul D. Borja	—	$—	272,902	(1)	$249,999
Salvatore J. Rinaldi	—	$—	327,484	(1)	$299,999
Matthew A. Kerin	—	$—	327,484	(1)	$299,999
Matthew I. Roslin	—	$—	327,484	(1)	$299,999
Steven J. Issa	—	$—	306,473	(1)	$265,385

(1)	The amounts in this column are the grant date fair values of the awards of shares of restricted stock calculated in accordance with FASB ASC Topic 718. Amounts reported for share salaries represent the aggregate of 26 separate grants paid in accordance with our normal payroll cycle.

Employment Agreements

Joseph P. Campanelli. In September 2009, we entered into an employment agreement with Mr. Campanelli pursuant to which Mr. Campanelli joined us as President and Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Campanelli’s base salary is $1,900,000 annually. In addition, the employment agreement provides that Mr. Campanelli will be paid a share salary of $750,000 annually. The employment agreement may be terminated by us and Mr. Campanelli by giving notice two months prior to the end of the initial term and any subsequent year. Mr. Campanelli is also eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion. The employment agreement also provides for Mr. Campanelli to receive a supplemental retirement pension for which we accrue on a monthly basis provided that he is still employed by the Company on the date of each such monthly accrual. Mr. Campanelli is entitled to reimbursement of all business expenses that are reasonable and appropriate and such other fringe and other benefits and prerequisites as are regularly and generally provided to other senior executives. The employment agreement does not provide termination or change-in-control benefits the TARP Capital Purchase Program.

Salvatore J. Rinaldi. In October 2009, we entered into an employment agreement with Mr. Rinaldi pursuant to which Mr. Rinaldi joined us as Executive Vice-President and Chief of Staff. Pursuant to the terms of the employment agreement, Mr. Rinaldi’s base salary is $550,000 annually. In addition, the employment agreement provides that Mr. Rinaldi will be paid a share salary of $300,000 annually. The employment agreement may be terminated by us and Mr. Rinaldi by giving notice two months prior to the end of the initial term and any subsequent year. Mr. Rinaldi is also eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion. Mr. Rinaldi is entitled to reimbursement of all business expenses that are reasonable and appropriate and such other fringe and other benefits and prerequisites as are regularly and generally provided to other senior executives. The employment agreement does not provide termination or change-in-control benefits and is subject to and the TARP Capital Purchase Program.

Matthew A. Kerin. In November 2009, we entered into an employment agreement with Mr. Kerin pursuant to which Mr. Kerin joined us as Executive Vice-President and Managing Director. Pursuant to the terms of the employment agreement, Mr. Kerin’s base salary is $475,000 annually. In addition, the employment agreement provides that Mr. Kerin will be paid a share salary of $300,000 annually. The employment agreement may be terminated by us and Mr. Kerin by giving notice two months prior to the end of the initial term and any subsequent year. Mr. Kerin is also eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion. Mr. Kerin is entitled to reimbursement of all business expenses that are reasonable and appropriate and such other fringe and other benefits and prerequisites as are regularly and generally provided to other senior executives. The employment agreement does not provide termination or change-in-control benefits and is subject to the TARP Capital Purchase Program.

Paul D. Borja. We entered into an amended and restated employment agreement effective as of January 1, 2007, amended such agreements on December 31, 2008 to comply with the requirements of Internal Revenue Code Section 409A, and further amended such agreement on January 30, 2009 to comply with the executive compensation restrictions and prohibitions applicable to our NEOs under the TARP Capital Purchase Program, as discussed under the heading “Compensation Discussion and Analysis – Impact of Our Participation in the TARP Capital Purchase Program” above.

The initial term of the agreement was three years, and, on January 1 of each year, the term of the agreement may be extended for an additional one-year period upon approval of the Board. Mr. Borja’s agreement currently terminates on December 31, 2013. Mr. Borja’s current base salary is $500,000 and share salary is $250,000. The base salary and share salary is reviewed annually, and Mr. Borja may participate in any plan we maintain for the benefit of our employees, including discretionary bonus plans, a profit-sharing plan, retirement and medical plans, and customary fringe benefits. The agreement contains provisions for termination and change-in-control benefits (other than the event of Mr. Borja’s death, none are currently payable due to our participation in the TARP Capital Purchase Program). Such provisions are described in “Executive Compensation—Potential Payment Upon Termination or Change-in-Control” below.

Matthew I. Roslin. On July 14, 2011, Mr. Roslin announced his resignation as Executive Vice-President and Chief Legal Officer, but he agreed to continue in such capacity on an interim basis. Mr. Roslin’s employment agreement with us terminated on December 31, 2011. Mr. Roslin’s base salary during 2011 was $475,000 and share salary was $300,000 annually, and Mr. Roslin may participate in any plan we maintain for the benefit of our employees, including discretionary bonus plans, a profit-sharing plan, retirement and medical plans, and customary fringe benefits. As of March 31, 2012, Mr. Roslin no longer receives a share salary.

Steven J. Issa. In January 2011, Mr. Issa joined us as Executive Vice-President and Managing Director, Commercial Banking, but he does not have an employment agreement with us. Pursuant to his offer letter, Mr. Issa’s base salary is $475,000 annually and share salary is $300,000 annually. Mr. Issa is eligible to receive a restricted stock grant in an amount equal up to one-third of his annual compensation at the Board’s discretion, an auto allowance of $800 per month, and customary fringe benefits. Mr. Issa is terminable at will by us, and the offer letter did not provide termination or change-in-control benefits and is subject to the TARP Capital Purchase Program. As set forth in the offer letter, it is our intent to enter into an employment agreement with Mr. Issa when we are no longer subject to TARP and other bank regulatory restrictions.

We believe that these agreements assure fair treatment of the NEOs in relation to their careers, providing them with a limited form of financial security while committing them to future employment for the term of their respective agreements.

Pension Benefit for Fiscal Year 2011

The following table sets forth information with respect to the Supplemental Executive Retirement Plan (“SERP”) that provides for payments or other benefits to the named executive officer at, following, or in connection with retirement.

Named Executive Officer	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Joseph P. Campanelli	Supplemental Executive Retirement Plan	2.3	$8,740,353	—

(1)	Mr. Campanelli’s benefit is based on monthly accruals as described under the heading “Supplemental Executive Retirement Plan” below, as opposed to years of credited service. The number listed in this column indicates the number of monthly accruals as of December 31, 2011, divided by 12 to be expressed in years.
(2)	In the calculation of Mr. Campanelli’s Supplemental Executive Retirement Plan benefit, the following is assumed: a discount rate of 4.25% based on 30-year Treasury Bond rates during September 2009.

Supplemental Executive Retirement Plan. We maintain a SERP for the benefit of Mr. Campanelli. The SERP is a non-tax-qualified defined benefit pension plan designed to ensure the payment of a competitive level of retirement income and disability and death benefits to Mr. Campanelli. The Compensation Committee has determined that the benefits are in line with market practice, comply with the requirements of IRC Section 409A, the Internal Revenue Service and Department of the Treasury regulations, and any requirements applicable to us under the TARP Capital Purchase Program. Benefits payable under the SERP are an unfunded obligation of us.

The SERP provides for a lump sum payment to Mr. Campanelli equal to the actuarial equivalent of an accrued annual benefit payable for 23 years. The annual benefit is the sum of monthly accruals of 1.022% of Mr. Campanelli’s eligible compensation, for a maximum of 60 months, provided Mr. Campanelli is employed by us on the date of each such monthly accrual. Eligible compensation includes base salary and share salary. The accrued annual benefit equals the annual benefit less any other retirement benefits provided and funded by us, and also less 50% of the benefits to which Mr. Campanelli is entitled from Social Security. As of December 31, 2011, the aggregate of the monthly accruals with respect to the SERP was $731,241 and the actuarial equivalent of the lump sum payment of such amount for 23 years was $8,740,353. The amount accrued with respect to the supplemental retirement pension, assuming a discount rate of 4.25%, in 2011 was $3,987,767and, in total, $8,740,353 has been accrued since Mr. Campanelli joined us in 2009.

The SERP also provides for benefits in the event of Mr. Campanelli’s death or disability (as defined in IRC Section 409A and accompanying regulations). In the event of either death or disability, Mr. Campanelli or, if applicable, Mr. Campanelli’s beneficiary will receive a lump sum payment equal to the actuarial equivalent present value of the benefit that would otherwise be paid to Mr. Campanelli at age 62.

Mr. Campanelli becomes vested in his monthly accruals on the date of such accrual. Benefits are payable at the later of age 62 or separation from service. All benefits under the SERP are forfeited in the event Mr. Campanelli’s employment is terminated for “cause” as defined in the SERP. “Cause” generally means any termination due to a violation of Mr. Campanelli’s employment agreement, gross misconduct or fraud that is injurious to us, felony, or becoming disqualified or barred by any governmental or self-regulatory authority from employment with us in his current position.

Potential Payments Upon Termination or Change-in-Control

On January 30, 2009, we sold preferred stock, and a warrant to purchase common stock, to the U.S. Treasury as part of our participation in the TARP Capital Purchase Program. Pursuant to the regulations adopted by the U.S. Treasury to implement TARP, we are prohibited from paying any “golden parachute” payments to certain of the NEOs related to a termination or change-in-control of us. Generally, all payments as a result of a termination or change-in-control are prohibited unless previously earned, paid under certain pension plans, paid in connection with a death or disability, or required by law. This prohibition significantly reduces other applicable compensation arrangements with certain of our NEOs as discussed below. We are also subject to additional restrictions on the payment of “golden parachute” payments pursuant to our supervisory agreements with the Federal Reserve and the OCC.

At December 31, 2011, Messrs. Campanelli, Rinaldi, Kerin, Issa and Roslin would not have been entitled to termination or change-in-control benefits, but Mr. Borja’s estate would have been entitled to severance payment of $375,000 and benefits continuation in the amount of $5,428 solely in the event of his death. Otherwise, Mr. Borja’s termination and change-in-control benefits pursuant to his employment agreement are prohibited by the TARP Capital Purchase Program. The actual amounts to be paid out can only be determined at the time of separation, and the amounts for Mr. Borja set forth above assume that such separation was effective as of December 31, 2011.

Employment Agreements. Pursuant to our employment agreements with Messrs. Campanelli, Rinaldi and Kerin and our offer letter with Mr. Issa, either party may terminate at any time and there are no termination or change-in-control benefits. However, Mr. Campanelli would be eligible to receive his SERP under the terms set forth in “Executive Compensation—Pension Benefit for Fiscal Year 2010” above unless terminated for cause.

Our employment agreement with Mr. Borja includes termination and change-in-control benefits as discussed below, but other than in the event of Mr. Borja’s death, no termination and change-in-control benefits are payable so long as our preferred stock continues to be held by the Treasury pursuant to our participation in the TARP Capital Purchase Plan. If we were no longer subject to the restrictions under the TARP Capital Purchase Program, Mr. Borja would be eligible for (i) six months base salary payable in a lump sum and benefits continuation and accrued and unpaid discretionary bonus payable in a lump sum in the event of his death, (ii) twelve months base salary payable in a lump sum, continued participation in our health benefit plans through the term of the employment agreement, and a prorated amount of incentive compensation that would have been payable during the year of termination payable in the ordinary course in the event of his termination not “for cause” or constructive termination, and (iii) a lump sum amount payable within 45 days of such termination equal to the difference between (i) 2.99 times his “base amount” under Section 280G of the Internal Revenue

Code and (ii) the sum of any other parachute payments that he receives on account of the change-in-control and for six months benefits continuation in the event of his involuntary or construction termination in connection with a change in control. In the event of a voluntary termination, termination for “just cause,” disability, or retirement, Mr. Borja would not be eligible for termination benefits.

2006 Equity Incentive Plan. Stock options, stock appreciation rights and restricted stock are subject to the termination and change-in-control benefits set forth in the 2006 Equity Incentive Plan. In the event of a voluntary termination, termination not “for cause,” constructive termination and an involuntary or constructive termination in connection with a change-in-control, stock options and stock appreciation rights may be exercised within three months. In the event of death or disability, vesting of restricted stock and stock options is accelerated, incentive compensation may be paid out at the target level, and stock options and stock appreciation rights may be exercised within one year for death and two years for disability. In the event of retirement, vesting of restricted stock and stock options is accelerated, incentive compensation may be paid out on a prorated basis based upon the actual amount payable for the year of termination, and the target level, and stock options and stock appreciation rights may be exercised within three months and one year, respectively. In the event of a change-in-control, vesting of unvested restricted stock, stock appreciation rights and stock options may be accelerated and stock appreciation rights and stock options may be exercised until expiration, incentive compensation may be paid out at the target level. Stock options and stock appreciation rights may be exercised until expiration.

Director Compensation

Our general policy is to provide non-management directors with compensation that is intended to assist us in attracting and retaining qualified non-management directors. We do not pay director compensation to directors who are also our employees. In addition, directors David J. Matlin, Mark Patterson and Gregory Eng have waived the receipt of compensation for serving on the Board or its committees.

The nominating/corporate governance committee has the primary responsibility to review director compensation and benefits on an annual basis and recommend any revisions to the Board. For 2011, the compensation of non-management directors for their service on the Board and its committees was as follows:

•	Annual retainer, $25,000;

•	For each monthly Board meeting, $2,000 for attendance in person or $1,000 for attendance by telephone;

•	For each special Board meeting, $500;

•	Annual additional retainer fee for the chairman of the Audit Committee, $10,000;

•	For each monthly Audit Committee meeting, $1,500 for attendance in person or $750 for attendance by telephone;

•	For each special the Audit Committee meeting, $500 for attendance in person and $300 for attendance by telephone ;

•	Annual retainer fee for the chairman of the Compensation Committee, $10,000;

•	For each Compensation Committee meeting, $1,000 for attendance in person and $500 for attendance by telephone;

•	For each Nominating/Corporate Governance Committee meeting, $1,000 for attendance in person and $500 for attendance by telephone;

•	Annual retainer fee for the chairman of the Risk and Compliance Committee, $10,000;

•	For each Risk and Compliance Committee meeting on the same day of the monthly board meeting, $300 for attendance in person and $150 for attendance by telephone;

•	For each Risk and Compliance Committee meeting on any other day than the monthly board meeting, $800 for attendance in person and $300 for attendance by telephone;

•	Annual additional retainer for Lead Director, $10,000;

•	For each Independent Director meeting on the same as the monthly meeting $300 for attendance in person, $150 for attendance by phone; and

•	For each Independent Director meeting on any other day than the monthly meeting, $800 for attendance in person, $300 for attendance by phone.

We also reimbursed non-management directors who attend meetings of the Board or its committees from out-of-town for reasonable travel expenses, including accommodations. In addition, non-management directors were eligible to receive equity-based compensation under the 2006 Equity Incentive Plan.

The table below details the compensation earned by our non-management directors in 2011.

Name	Total Fees Earned Or Paid in Cash
Walter Carter	$51,800
James D. Coleman (1)	38,800
Gregory Eng (2)	—
Jay J. Hansen (3)	85,900
David J. Matlin (2)	—
James A. Ovenden	64,550
Mark R. Patterson (2)	—
Michael J. Shonka	42,400
David L. Treadwell	71,850

(1)	Mr. Coleman resigned from the Board effective August 23, 2011.
(2)	Messrs. Matlin, Patterson and Eng waived the receipt of compensation for serving on the Board or its committees.
(3)	As of December 31, 2011, Jay J. Hansen had options to purchase 150 shares of common stock, all of which were awarded prior to 2007.

Based upon its annual review director compensation and benefits, the Nominating/Corporate Governance Committee recommended, and the Board approved, the following compensation for non-management directors for 2012:

•	Annual retainer, $55,000;

•	Annual retainer fee for the members of the Audit Committee, $20,000;

•	Annual additional retainer fee for the chairman of the Audit Committee, $12,500;

•	Annual retainer fee for the members of the Compensation Committee, $3,000;

•	Annual additional retainer fee for the chairman of the Compensation Committee, $2,000;

•	Annual retainer fee for the members of the Nominating/Corporate Governance Committee, $3,000;

•	Annual retainer fee for the members of the Governance and Risk committee, $4,000;

•	Annual retainer fee for the chairman of the Governance and Risk committee, $10,000; and

•	Annual retainer for Lead Director, $10,000.

We will also reimburse non-management directors who attend meetings of the Board or its committees from out-of-town for reasonable travel expenses, including accommodations, and the non-management directors will be eligible to receive equity-based compensation under the 2006 Equity Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has at any time been an officer or employee of us or our subsidiaries. Members of the Compensation Committee may, from time to time, have banking relationships in the ordinary course of business with the Bank, as described in the section entitled “Certain Relationships and Related Transactions, and Director Independence” in Item 13 of Part III below. No member of the Compensation Committee had any other relationship with us during 2011 requiring disclosure as a related party transaction. During 2011, none of our executive officers served as a member of another entity’s Compensation Committee, one of whose executive officers served on our Compensation Committee or was a director of ours, and none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan table required under this Item 12 is provided in Part II of this report.

Security Ownership of Certain Beneficial Owners

Persons and groups that beneficially own more than 5% of our common stock are generally required under federal securities laws to file certain reports with the SEC detailing such ownership. The term “beneficial ownership” means the shares held as of April 26, 2012 plus shares underlying any options or securities that are exercisable or convertible into common stock, as the case may be, as of or within 60 days before or after April 26, 2012. The following table sets forth, as of April 26, 2012, certain information as to the common stock beneficially owned by any person or group of persons who are known to us to be the beneficial owners of more than 5% of our common stock. Other than as disclosed below, management knows of no person who beneficially owned more than 5% of our common stock at April 26, 2012. This table is based on information included in a Schedule 13D filed with the SEC.

	Common Stock
Name and Address of Beneficial Owner	Shares		Percent of Class (1)
MP Thrift Investments L.P.
MPGOP III Thrift AV-I L.P.
MPGOP (Cayman) III Thrift AV-I L.P.
MP (Thrift) Global Partners III LLC
MP (Thrift) Asset Management LLC
MP (Thrift) LLC
David J. Matlin
Mark R. Patterson
MP (Thrift) Global Advisers III LLC	356,003,524	(2)	64.3%
c/o MatlinPatterson Global Advisers LLC 520 Madison Avenue, 35th Floor New York, New York 10022

(1)	The percentage owned is calculated for each stockholder by dividing with respect to our common stock, (i) the total number of outstanding shares beneficially owned by such stockholder as of April 26, 2012 number of outstanding shares as of April 26, 2012 plus the total number of shares that such person has the right to acquire within 60 days of April 26, 2012.

(2)	Based solely on a Schedule 13D filed with the SEC on December 27, 2010, these persons beneficially own, and are the record holder of, 356,003,524 shares of our common stock over which they have shared voting and dispositive power. Messrs. Matlin and Patterson’s exact pecuniary interest is not readily determinable because it is subject to several variables, and they disclaim beneficial ownership of any of the shares except to the extent of their pecuniary interest therein.

Security Ownership of Management

This table and the accompanying footnotes provide a summary of the beneficial ownership of our common stock as of April 26, 2012 by all of our directors and NEOs as a group. A total of 557,224,736 shares of common stock were issued and outstanding as of April 26, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a), (b)	Percent of Class
Joseph P. Campanelli	1,432,903	0.3%
Walter Carter	8,500	*
Gregory Eng (c)	356,003,524	64.3%
Jay J. Hansen	16,373	*
David J. Matlin (d)	356,003,524	64.3%
James A. Ovenden	87,500	*
Mark R. Patterson (d)	356,003,524	64.3%
David L. Treadwell	7,500	*
Michael J. Shonka	—	—
Salvatore J. Rinaldi	380,176	0.1%
Paul D. Borja	381,985	0.1%
Matthew A. Kerin	653,383	0.1%
Matthew I. Roslin	142,462	*
Steven J. Issa	244,891	*
All directors and executive officers as a group (18)	360,236,838	65.1%

*	Less than 0.1%
(a)	These amounts include beneficial ownership of shares with respect to which voting or investment power may be deemed to be directly or indirectly controlled.
(b)	These amounts also include shares of common stock underlying options exercisable as ofApril 26, 2012, or that will become exercisable within 60 days thereafter, regardless of exercise price, to purchase shares of common stock for the following persons: Mr. Borja, 1,144 shares; and Mr. Roslin, 252 shares; and all directors and executive officers as a group, 1,396 shares.
(c)	Mr. Eng does not have voting or dispositive power over shares held by MP Thrift, but he may be deemed to have an indirect pecuniary interest in such shares. Mr. Eng’s exact pecuniary interest is not readily determinable because it is subject to several variables, and he disclaims beneficial ownership of any of the shares except to the extent of their pecuniary interest therein.
(d)	Please see footnote (b) to the “Security Ownership of Certain Beneficial Owners” table above for further information with respect to the share holdings of Messrs. Matlin and Patterson.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions and Business Relationships

We and our subsidiaries regularly monitor transactions with its directors and executive officers and members of their immediate families for regulatory reporting purposes. The policies and procedures adopted by us and our subsidiaries include: (i) a written policy requiring compliance with the requirements of Regulation O, including the prompt reporting of extension of credit to the Board; (ii) a Code of Business Conduct and Ethics that governs potential conflicts of interest; and (iii) an audit committee charter that requires the audit committee to conduct a review of related party transactions in order to ensure that such transactions are on substantially the same terms as those prevailing for comparable transactions with non-affiliated persons or are otherwise fair to and in our or our subsidiaries best interests.

We and our subsidiaries have had, and expect to have in the future, transactions in the ordinary course of business with directors and executive officers and members of their immediate families, as well as with principal stockholders. Each of the following business transactions conformed with the policies and procedures of ours and our subsidiaries, and it is the belief of management that such loans or transactions neither involved more than the normal risk of collection nor presented other unfavorable features.

Walter N. Carter is a member of our Board. He is a managing principal at Gateway Asset Management Company, which provides consulting services to us. We paid $164,925 to Gateway Asset Management Company for these consulting services in 2011.

In addition to the transactions listed above, certain directors and executive officers of the Company and its subsidiaries, and members of their immediate families, were indebted to the Bank as customers in connection with mortgage loans and other extensions of credit by the Bank. These transactions were in the ordinary course of business and were on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons. None of these loans have involved more than the normal risk of collectability or presented other unfavorable features.

Director Independence

Section 303A.00 of the NYSE Manual exempts a controlled company, such as us, from the requirements that a majority of its board of directors be comprised of “independent” directors, that the compensation of our Chief Executive Officer and all of our other executive officers be determined or recommended to the Board for determination either by a majority of independent directors or a compensation committee comprised solely of independent directors, and that director nominees either be selected or recommended for selection by the board of directors by a majority of independent directors or a nominations committee comprised solely of independent directors. The audit committee of our Board is comprised of the following three members: Jay J. Hansen, James A. Ovenden, and Michael J. Shonka, each of whom is “independent,” as that term is defined by Section 303A.02 of the NYSE Manual, and the constitution of the audit committee complies with the NYSE independence standards for audit committees and the regulations of the SEC applicable to audit committees. None of Messrs. Hansen, Ovenden or Shonka has had a relationship or has been involved in any transaction or arrangement with us that required consideration by the Board under the applicable independence standards in determining that such director is independent.

The Board has conducted its annual review of director independence. During this review, the Board considered relationships and transactions during the past three years between each director or any member of his or her immediate family and us and our subsidiaries and affiliates, including those reported under “Certain Transactions and Business Relationships” above. The purpose of the review was to determine whether any such relationship or transactions were inconsistent with a determination that the director is independent.

Based on its review, the Board has affirmatively determined that directors Jay J. Hansen, James A. Ovenden, David L. Treadwell and Michael J. Shonka are independent in accordance with applicable SEC and NYSE rules. The Board considered all relevant facts and circumstances in concluding that such persons are independent and have no material relationship with us. The entirety of the Audit Committee is composed of independent directors. However, a majority of the Board and Compensation Committee and the entirety of the Nominating/Corporate Governance Committee are not independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of Independent Registered Public Accountants

The audit committee engaged Baker Tilly as our independent registered public accountants for the year ended December 31, 2011. The following table presents fees for professional audit services rendered by Baker Tilly for its audit for the years ended December 31, 2011 and 2010, and fees billed for other services rendered by Baker Tilly during those periods.

	2011	2010
Audit fees (1)	$1,314,105	$1,632,970
Non-audit fees:
Audit-related fees (2)	31,000	46,750
Tax fees	—	—
All other fees	—	—

Total fees paid	$1,345,105	$1,679,720

(1)	Comprised of professional services rendered in connection with the regular annual audit of our financial statements, approximately $200,000 related to additional audit services provided in connection with the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q for the years indicated.
(2)	Audit-related fees are for professional services related to the audit of our employee benefit plans.

The Audit Committee has concluded that the provision of services covered under the caption “Non-audit fees” is compatible with its independent registered public accountants maintaining its independence. None of the hours expended on Baker Tilly’s engagement to audit the consolidated financial statements for the year ended December 31, 2011, were attributable to work performed by persons other than Baker Tilly’s full-time, permanent employees. No other fees were paid to Baker Tilly during 2011.

The Audit Committee adopted the Flagstar Bancorp, Inc. Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”), which requires the committee to pre-approve the audit and non-audit services performed by the independent registered public accountants and confirm that such services do not impair the independent registered public accountants’ independence. Among other things, the Pre-Approval Policy provides that unless a service to be provided by the independent registered public accountants has received general pre-approval, it requires specific pre-approval by the Audit Committee. Further, the Pre-Approval Policy provides that any services exceeding pre-approval cost levels will require specific pre-approval by the Audit Committee. In 2011, all of the fees paid to our independent registered public accountants were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	— Exhibits

The following documents are filed as a part of, or incorporated by reference into, this report:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

FLAGSTAR BANCORP, INC.

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2012.

SIGNATURE		TITLE

By:	/s/ JOSEPH P. CAMPANELLI	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Joseph P. Campanelli

By:	/s/ PAUL D. BORJA	Executive Vice-President and Chief Financial Officer (Principal Financial and Accounting Officer)
Paul D. Borja

By:	/s/ DAVID J. MATLIN	Director
David J. Matlin

By:	/s/ MARK PATTERSON	Director
Mark Patterson

By:	/s/ GREGORY ENG	Director
Gregory Eng

By:	/s/ MICHAEL J. SHONKA	Director
Michael J. Shonka

By:	/s/ DAVID L. TREADWELL	Director
David L. Treadwell

By:	/s/ WALTER N. CARTER	Director
Walter N. Carter

By:	/s/ JAY J. HANSEN	Director
Jay J. Hansen

By:	/s/ JAMES A. OVENDEN	Director
James A. Ovenden

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer